Form 10-Q
period 1997-09-30
DRIL-QUIP INC
filed 1997-12-04
CIK 1042893

________________________________________________________________________________

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q
________________________________________________________________________________

(MARK ONE)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                      PERIOD ENDED SEPTEMBER 30, 1997 OR

            [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 001-13439

                                DRIL-QUIP, INC.
            (Exact name of registrant as specified in its charter)


             DELAWARE                                  74-2162088
-----------------------------------                ------------------
   (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                 Identification No.)

                            13550 HEMPSTEAD HIGHWAY
                                HOUSTON, TEXAS
                                     77040
________________________________________________________________________________
                   (Address of principal executive offices)
                                  (Zip Code)

                                (713) 939-7711
________________________________________________________________________________

             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES       NO X*
                                   --       --

* The registrant became subject to the reporting requirements of Section 13 on October 21, 1997.

As of December 1, 1997, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 17,245,000.

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                          CONSOLIDATED BALANCE SHEETS

                     ASSETS                          December 31,  September 30,
                     ------                              1996           1997
                                                     -----------   ------------
                                                           (In Thousands)

Current assets:
  Cash..............................................   $  1,361       $    560
  Trade receivables.................................     25,514         30,570
  Inventories.......................................     51,571         51,905
  Deferred taxes....................................      3,739          3,997
  Prepaids and other current assets.................        789          1,086
                                                       --------       --------
       Total current assets.........................     82,974         88,118



Property, plant and equipment, net..................     31,384         31,808
Other assets........................................        419            447
                                                       --------       --------
       Total assets.................................   $114,777       $120,373
                                                       ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Accounts payable..................................   $ 14,965       $ 11,435
  Current maturities of long-term debt..............      3,537          3,484
  Accrued income taxes..............................      2,712            914
  Customer prepayments..............................      7,215          9,604
  Accrued compensation..............................      1,887          2,208
  Other accrued liabilities.........................      3,134          3,710
                                                       --------       --------

       Total current liabilities....................     33,450         31,355

Long-term debt......................................     28,999         30,655
Deferred taxes......................................      1,446          1,127
                                                       --------       --------

       Total liabilities............................   $ 63,895       $ 63,137

Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized
    at $0.01 par value (none issued)................         --             --

  Common stock:
    50,000,000 shares authorized at $0.01 par value
    (14,370,000 shares issued)......................        144            144
  Additional paid-in capital........................         --             --
  Retained earnings.................................     49,652         58,285
  Foreign currency translation adjustment...........      1,086         (1,193)
                                                       --------       --------

       Total stockholders' equity...................     50,882         57,236
                                                       --------       --------

       Total liabilities and stockholders' equity...   $114,777       $120,373
                                                       ========       ========

       The accompanying notes are an integral part of these statements.

                                DRIL-QUIP INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                                           Three months ended        Nine months ended
                                             September 30,             September 30,
                                             -------------             -------------
                                           1996         1997         1996         1997
                                           ----         ----         ----         ----
                                              (In Thousands Except Share Amounts)
Revenues                                   $27,855      $38,004      $83,201     $106,673
Cost and expenses:
  Cost of sales                             18,666       25,468       56,267       73,193
  Selling, general and administrative        3,783        4,125       11,037       11,964
  Engineering and product development        1,836        2,451        5,081        6,560
                                           -------      -------      -------     --------
                                            24,285       32,044       72,385       91,717
                                           -------      -------      -------     --------
Operating income                             3,570        5,960       10,816       14,956
Interest expense                               652          747        1,953        2,147
                                           -------      -------      -------     --------
Income before income taxes                   2,918        5,213        8,863       12,809
Income tax provision                           925        1,693        2,810        4,176
                                           -------      -------      -------     --------
Net income                                 $ 1,993      $ 3,520      $ 6,053     $  8,633
                                           =======      =======      =======     ========
Earnings per share                         $  0.14      $  0.24      $  0.42     $   0.60

Weighted average shares                 14,370,000   14,370,000   14,370,000   14,370,000




        The accompanying notes are an integral part of these statements

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine months ended
                                                               September 30,
                                                             -----------------
                                                              1996       1997
                                                             ------     ------
                                                               (In Thousands)


OPERATING ACTIVITIES
Net income................................................   $ 6,053    $ 8,633
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization.........................     3,538      3,908
    Loss (gain) on sale of equipment......................        (6)      (103)
    Deferred income taxes.................................      (991)      (601)
    Changes in operating assets and liabilities:
      Trade receivables...................................      (131)    (5,950)
      Inventories.........................................    (5,122)    (1,846)
      Prepaids and other assets...........................        --       (360)
      Trade accounts payable and accrued expenses.........      (952)    (1,118)
                                                             -------    -------

Net cash provided by operating activities.................     2,389      2,563

INVESTING ACTIVITIES
Purchase of property, plant, and equipment................    (5,364)    (5,210)
Proceeds from sale of equipment...........................       100        192
                                                             -------    -------

Net cash used in investing activities.....................    (5,264)    (5,018)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term
  borrowings..............................................     2,903      4,373
Principal payments on long-term debt......................    (2,279)    (2,669)
Dividends paid............................................        --         --
                                                             -------    -------

Net cash provided by (used in) financing activities.......       624      1,704
Effect of exchange rate changes on cash activities........      (182)       (50)
                                                             -------    -------

Increase (decrease) in cash...............................    (2,433)      (801)
Cash at beginning of period...............................     2,579      1,361
                                                             -------    -------

Cash at end of period.....................................   $   146    $   560
                                                             =======    =======



       The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

     Dril-Quip, Inc., a Delaware corporation (the "Company" or "Dril-Quip"), manufactures highly engineered offshore drilling and production equipment which is well suited for use in deepwater, harsh environment and severe service applications. The Company's principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connectors and diverters for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products. The Company has three subsidiaries that manufacture and market the Company's products abroad. Dril-Quip (Europe) Limited is located in Aberdeen, Scotland, with branches in Norway, Holland, and Denmark. Dril-Quip Asia Pacific PTE Ltd. is located in Singapore. DQ Holdings PTY Ltd. is located in Perth, Australia.

     The consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 1996, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 1997, the results of operations for each of the three and nine-month periods ended September 30, 1997 and 1996 and the cash flows for each of the nine-month periods ended September 30, 1997 and 1996. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-33447).

     In October 1997, the Company completed its initial public offering of 5,750,000 shares of its common stock (the "Offering") at a public offering price of $24.00 per share. Of the 5,750,000 shares, 2,875,000 shares were sold by the Company and 2,875,000 shares were sold by certain selling stockholders of the Company. The Offering provided the Company with proceeds of approximately $63.4 million, net of expenses.

     Before the consummation of the Offering, the Company effected a recapitalization wherein each outstanding share of its non-voting common stock was converted into 0.95 shares of its voting common stock. Thereafter, each outstanding share of its voting common stock was converted into 15.12472 shares of voting common stock, resulting in 14,370,000 outstanding shares. Dril-Quip, Inc., a Texas corporation, was then merged (the "Merger") into Dril-Quip, Inc., a Delaware corporation, resulting in the Company's reincorporation from Texas to Delaware. The Company has authorized common stock of 50 million shares, par value $0.01 per share, and preferred stock of 10 million shares, par value $0.01 per share.

     In addition, prior to the consummation of the Offering, the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan (the "Incentive Plan"). The Company has reserved 1,700,000 shares of Common Stock for use in connection with the Incentive Plan. Persons eligible for awards under the Incentive Plan are employees holding positions of responsibility with the Company or any subsidiaries and whose performance can have a significant effect on the success of the Company. On the date the Offering closed, Options under the Incentive Plan were granted to certain employees of the Company to purchase a total of 419,250 shares of Common Stock at an exercise price per share equal to the initial public offering price per share.

2.   INVENTORIES

     Inventories consist of the following:


                                                            (Unaudited)
                                            December 31,   September 30,
                                                1996           1997
                                                ----           ----
                                                (In Thousands)

Raw materials and supplies                    $15,164         $13,527
Work in progress                               13,356          14,762
Finished goods and purchased supplies          23,051          23,616
                                              -------         -------
                                              $51,571         $51,905
                                              =======         =======

3.   USE OF PROCEEDS

     The Company intends to use the proceeds from the Offering for a three-year capital expansion program to increase manufacturing capacity, improve and expand facilities and manufacture additional running tools for rental. The Company plans to expand its manufacturing capacity by approximately 90% during the three-year period 1997 through 1999, approximately two-thirds of which is expected to be completed by the end of 1998. Pending application of the proceeds for these purposes, the Company used approximately $30 million to repay its bank indebtedness in full during late October and November 1997. The balance of the proceeds will be used for working capital and excess cash is being invested in short-term investment grade securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual consolidated financial statements included in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-33447) (the "Registration Statement"), relating to the Company's initial public offering (the "Offering") and the accompanying unaudited consolidated financial statements.

OVERVIEW

     Dril-Quip manufactures highly engineered offshore drilling and production equipment which is well suited for use in deepwater, harsh environment and severe service applications. The Company designs and manufactures subsea equipment, surface equipment and offshore rig equipment for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. The Company's principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connectors and diverters. Dril-Quip also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products.

     The market for offshore drilling and production equipment and services is fundamentally driven by the exploration, development and production spending of oil and gas companies, particularly with respect to offshore activities worldwide. The Company has experienced increased demand for its products due to the increased drilling and production activity in offshore areas throughout the world during the last several years, particularly in deeper waters.

     Revenues. Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. In 1996, the Company derived 82.1% of its revenues from the sale of its products and 17.9% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales, because increased product sales generate increased revenues from installation services and rental running tools. Revenues have increased over the last three years principally as a result of increased sales volumes of the Company's established products and services, the introduction of new products and product enhancements and price increases for the Company's products and services. These price increases have occurred due to an increase in demand and capacity constraints experienced by the Company and its competitors. Substantially all of Dril-Quip's sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

     For the first nine months of 1997, one project representing 8.4% of the Company's revenues was accounted for using percentage of completion accounting. The Company expects that this percentage may increase in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability. The Company historically has experienced some seasonality, with revenues and operating income slightly lower during the first and third quarters compared to the second and fourth quarters. The Company's revenues are affected by its customers' capital expenditure budgeting process, which generally results in lower revenues in the first quarter and higher revenues in the fourth quarter. The increase in revenues recognized using percentage of completion accounting may result in less fluctuation in revenues recognized from quarter to quarter.

     Foreign sales represent a significant portion of the Company's business. In the three and nine months ended September 30, 1997, the Company generated approximately two-thirds of its revenues from foreign sales. In each period, approximately two-thirds of all products sold were manufactured in the United States.

     Cost of Sales. The principal elements of cost of sales are labor, raw materials and manufacturing overhead. Variable costs, such as labor, raw materials, supplies and energy, generally account for approximately two-thirds of the Company's cost of sales. The Company has experienced increased labor costs over the past few years due to the limited supply of skilled workers. Fixed costs, such as the fixed portion of manufacturing overhead, constitute the remainder of the Company's cost of sales. The Company continually seeks to improve its efficiency and cost position. Cost of sales as a percentage of revenues is also influenced by the product mix sold in any particular quarter and market conditions. The Company's costs related to its foreign operations do not significantly differ from its domestic costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs associated with sales and marketing, general corporate overhead, compensation expense, legal expenses and other related administrative functions.

     Engineering and Product Development Expenses. Engineering and product development expenses consist of new product development and testing, as well as application engineering related to customized products.

     Income Tax Provision. Dril-Quip's marginal tax rate has historically been lower than the statutory rate due to benefits from its foreign sales corporation. The Company expects that its marginal tax rate will rise slightly as its income increases.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:


                                           Three Months Ended  Nine Months Ended
                                               September 30,     September 30,
                                               -------------     -------------
                                               1996    1997      1996    1997
                                               ----    ----      ----    ----
Revenues:
  Product Group..............................  81.1%   85.8%     81.1%   85.7%
  Service Group..............................  18.9%   14.2%     18.9%   14.3%
                                              ------  ------    ------  ------
     Total................................... 100.0%  100.0%    100.0%  100.0%
Cost of sales................................  67.0%   67.0%     67.6%   68.6%
Selling, general and administrative expenses.  13.6%   10.9%     13.3%   11.2%
Engineering and product development expenses.   6.6%    6.4%      6.1%    6.2%
                                              ------  ------    ------  ------
Operating income.............................  12.8%   15.7%     13.0%   14.0%
Interest expense.............................   2.3%    2.0%      2.3%    2.0%
                                              ------  ------    ------  ------
Income before income taxes...................  10.5%   13.7%     10.7%   12.0%
Income tax provision.........................   3.3%    4.4%      3.4%    3.9%
                                              ------  ------    ------  ------
Net income...................................   7.2%    9.3%      7.3%    8.1%
                                              ======  ======    ======  ======


                THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
                   TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues. Revenues increased by $10.1 million, or 36%, to $38.0 million in the three months ended September 30, 1997 from $27.9 million in the three months ended September 30, 1996. This increase was mainly due to increased revenues of $4.1 million in the European area, increased domestic sales in the United States area of $2.6 million and increased sales of $1.6 million in the Asia-Pacific area. These increases were primarily due to strong market demand, along with increased manufacturing capacity, price increases and an increase in project related sales of new products.

     Cost of Sales. Cost of sales increased $6.8 million, or 36%, to $25.5 million for the three months ended September 30, 1997 from $18.7 million for the same period in 1996. As a percentage of revenues, cost of sales was 67% in 1996 and 1997.

     Selling, General and Administrative Expenses. In the three months ended September 30, 1997, selling, general and administrative expenses increased by $342,000, or 9%, to $4.1 million from $3.8 million in the 1996 period. The increase was due to an increased number of personnel to support higher sales volumes and increased labor costs. Selling, general and administrative expenses decreased as a percent of revenues from 14% to 11%.

     Engineering and Product Development Expenses. In the three months ended September 30, 1997, engineering and product development expenses increased by $615,000, or 33%, to $2.5 million from $1.8 million in the same period in 1996. The increase primarily reflects an increased number of personnel and, to a lesser extent, increased development testing related to new products.

     Interest Expense.  Interest expense for the three months ended
September 30, 1997 was approximately $747,000, an increase of $95,000 as compared to the corresponding period in the prior year. This increase was due to an increase in the Company's outstanding debt during the third quarter of 1997 as compared to the same period in 1996.

     Net Income. Net income increased by approximately $1.5 million, or 76%, from $2.0 million in the three months ended September 30, 1996 to $3.5 million for the same period in 1997 for the reasons set forth above.

                NINE MONTHS ENDED SEPTEMBER  30, 1997 COMPARED
                    TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues. Revenues increased by $23.5 million, or 28%, to $106.7 million in the nine months ended September 30, 1997 from $83.2 million in the nine months ended September 30, 1996. Domestic sales increases in the United States area accounted for $8.9 million, or approximately 38%, of the increase, while sales in the European area accounted for $8.5 million, or approximately 36%, of the increase. These increases were primarily due to strong market demand, along with increased manufacturing capacity, price increases and an increase in project related sales of new products.

     Cost of Sales. Cost of sales increased $16.9 million, or 30%, to $73.2 million for the nine months ended September 30, 1997 from $56.3 million for the same period in 1996. As a percentage of revenues, cost of sales increased from 68% in 1996 to 69% in 1997. This increase in cost of sales as a percentage of revenues was primarily due to sales of new products, which tend initially to have lower margins, and higher labor costs, which was partially offset by improved pricing.

     Selling, General and Administrative Expenses. In the first nine months of 1997, selling, general and administrative expenses increased by $927,000, or 8%, to $12.0 million from $11.0 million in the 1996 period. The increase was due to an increased number of personnel to support higher sales volumes and increased labor costs. Selling, general and administrative expenses decreased as a percent of revenues from 13 % to 11%.

     Engineering and Product Development Expenses. In the first nine months of 1997, engineering and product development expenses increased by $1.5 million, or 29%, to $6.6 million from $5.1 million in the same period in 1996. The increase primarily reflects an increased number of personnel and, to a lesser extent, increased development testing related to new products.

     Interest Expense.  Interest expense for the nine months ended
September 30, 1997 was approximately $2.1 million, an increase of $194,000 as compared to the corresponding period in the prior year. This increase was primarily due to an increase in the Company's outstanding debt during the nine months ended September 30, 1997 as compared to the same period in 1996.

     Net Income. Net income increased by approximately $2.6 million, or 43%, from $6.1 million in the first nine months in 1996 to $8.6 million for the same period in 1997 for the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

     The primary liquidity needs of the Company are to fund capital expenditures, to fund payments of principal and interest on indebtedness and to fund working capital. Historically, the Company's principal sources of funds have been cash flow from operations and bank indebtedness.

     Net cash provided by operating activities was $2.4 million and $2.6 million for the nine months ended September 30, 1996 and 1997, respectively. Improvements in cash flow from operating activities are principally the result of improved operating results, offset by increased working capital requirements attributable to increases in accounts receivable and inventory due to increased sales.

     Capital expenditures by the Company were $5.4 million and $5.2 million for the nine months ended September 30, 1996 and 1997, respectively. Principal payments on long-term debt were $2.3 million and $2.7 million for the nine months ended September 30, 1996 and 1997, respectively.

     At September 30, 1997, the Company's credit facilities with Bank One, Texas, National Association ("Bank One") were provided through a Credit Agreement dated March 30, 1994, as amended (the "Bank One Credit Facilities"). As of September 30, 1997, $30.1 million was outstanding under the Bank One Credit Facilities, bearing interest at an average rate of 8.85%. The Company repaid a portion of this indebtedness prior to receiving the proceeds of the Offering. At October 30, 1997, the Company had repaid the indebtedness outstanding under the Bank One Credit Facilities in full, and these facilities were terminated.

     In addition, at September 30, 1997, the Company had three outstanding term loans with the Bank of Scotland. At September 30, 1997, $700,000, $500,000 and $1.6 million were outstanding under these term loans, respectively. Subsequent to completion of the Offering, the Company repaid the indebtedness outstanding under these term loans in full.

     In October 1997, the Offering provided the Company with proceeds of approximately $63.4 million, net of expenses. The Company intends to use the proceeds from the Offering for a three-year capital expansion program to increase manufacturing capacity, improve and expand facilities and manufacture additional running tools for rental. The Company plans to expand its manufacturing capacity by approximately 90% during the three-year period 1997 through 1999, approximately two-thirds of which is expected to be completed by the end of 1998. Pending application of the proceeds for these purposes, the Company used approximately $30 million to repay its bank indebtedness in full during late October and November 1997. The balance of the proceeds will be used for working capital and excess cash is being invested in short-term investment grade securities.

CURRENCY RISK

     Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling and the Norwegian kroner. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract and by contractual purchase price adjustments based on an exchange rate formula related to U.S. dollars. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates. The Company also has significant investments in countries other than the United States, principally its manufacturing operations in Aberdeen, Scotland and, to a lesser extent, Singapore. The functional currency of these foreign operations is the local currency and, accordingly, financial statement assets and liabilities are translated at current exchange rates. Resulting translation adjustments are reflected as a separate component of stockholders' equity and have no current effect on earnings or cash flow.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board issued SFAS
No. 123, which establishes alternative methods of accounting and disclosure for employee stock-based compensation arrangements. The Company intends to account for anticipated stock options using the intrinsic value method of accounting which, based on the expected stock option plan design, will not result in the recognition of compensation expense as the anticipated exercise price of the options will equal or exceed the fair market value of the stock on the date of grant. The Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting had been applied.

     In February 1997, the Financial Accounting Standards Board issued SFAS
No. 128, which establishes standards for computing and presenting earnings per share ("EPS"). The Company intends to adopt this standard in December 1997 and reflect EPS computations under SFAS No. 128 in its annual report for 1997. The effects on EPS resulting from SFAS No. 128 are expected to be insignificant.

                          PART II--OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

             None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

             Use of Proceeds.

             The Company's Registration Statement on Form S-1 (Registration No. 333-33447), as amended, with respect to the initial public offering of shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), was declared effective by the Securities and Exchange Commission on October 21, 1997. The offering commenced on October 22, 1997, and has since terminated, resulting in (i) the sale by the Company of 2,875,000 shares of Common Stock on October 28, 1997 and (ii) the sale by certain selling stockholders of the Company of 2,875,000 shares of Common Stock on October 28, 1997. The shares sold constitute all of the shares of Common Stock covered by the Registration Statement. The managing underwriters for the Offering were Morgan Stanley & Co. Incorporated and Donaldson, Lufkin and Jenrette Securities Corporation. The aggregate price to the public for the shares sold in the Offering was $138 million. The expenses incurred by the Company with respect to the Offering were as follows:


     Underwriting Discounts and Commissions Paid by the Company.....  $4,830,000

     Other expenses.................................................     800,000
                                                                      ----------
     Total..........................................................  $5,630,000
                                                                      ==========

The amount of other expenses set forth above is a reasonable estimate of such amount. None of such payments were direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

             The net proceeds to the Company from the Offering were $63.4 million. As of November 28, 1997, the Company had used such net proceeds as follows: (i) to repay $30 million of indebtedness outstanding under the Company's credit facilities and term loans, which constitutes repayment of such facilities in full, (ii) $400,000 for the purchase of machinery and equipment and (iii) $33 million in temporary investments. None of such payments were direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

             None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             On September 19, 1997, prior to the closing of the Offering, the sole stockholder of the Company (i) approved the Company's incentive plan and
(ii) approved the Company's restated certificate of incorporation, among other things.

ITEM 5.   OTHER INFORMATION.

             Forward Looking Statements.

             The statements contained in all parts of this document, including, but not limited to, those relating to the Company's scheduled, budgeted and other future capital expenditures, use of Offering proceeds, working capital requirements, the availability of expected sources of liquidity to implement its business strategy, and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements may involve risks and uncertainties, including but not limited to, those relating to the volatility of oil and natural gas prices and cyclicality of the oil and gas industry, the Company's international operations, operating risks, the Company's dependence on key employees, the Company's dependence on skilled machinists and technical personnel, the Company's reliance on product development and possible technological obsolescence, control by certain stockholders, the potential impact of governmental regulation and environmental matters, competition, reliance on significant customers and other factors detailed in the Registration Statement and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                            Description
--------------                            -----------

   *2.1  --  Agreement and Plan of Merger by and Between Dril-Quip, Inc., a
             Texas corporation, and Dril-Quip, Inc., a Delaware corporation (Incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

   *3.1 -- Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333- 33447)).

   *3.2  --  Bylaws of the Company (Incorporated herein by reference to Exhibit
             3.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

    3.3 -- Certificate of Designations for Series A Junior Participating Preferred Stock.

   *4.1 -- Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

   *4.2 -- Registration Rights Agreement among Dril-Quip, Inc. and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

   *4.3  --  Rights Agreement between Dril-Quip, Inc. and ChaseMellon
             Shareholder Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

  *10.1  --  Credit Agreement between Bank One Texas, National Association and
             Dril-Quip, Inc., dated March 30, 1994 (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

  *10.2  --  First Amendment to Credit Agreement between Dril-Quip, Inc. and
             Bank One Texas, National Association, dated December 20, 1994 (Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

  *10.3  --  Second Amendment to Credit Agreement between Dril-Quip, Inc. and
             Bank One Texas, National Association, dated December 13, 1995 (Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

  *10.4  --  Third Amendment to Credit Agreement between Dril-Quip, Inc. and
             Bank One Texas, National Association, dated February 14, 1997 (Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

  *10.5  --  Credit Agreement between Bank One Texas, National Association, and
             Dril-Quip (Europe) Ltd., dated March 30, 1994 (Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

  *10.6  --  First Amendment to Credit Agreement between Dril-Quip (Europe) Ltd.
             and Bank One Texas, National Association, dated December 20, 1994 (Incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

  *10.7  --  Second Amendment to Credit Agreement between Dril-Quip (Europe)
             Ltd. and Bank One Texas, National Association, dated December 13, 1995 (Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

  *10.8  --  Third Amendment to Credit Agreement between Dril-Quip (Europe) Ltd.
             and Bank One Texas, National Association, dated February 14, 1997 (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

  *10.9  --  Loan Agreement between Dril-Quip (Europe) Ltd. and the Bank of
             Scotland, dated June 7, 1996 (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

  *10.10 --  Loan Agreement between Dril-Quip (Europe) Ltd. and the Bank of
             Scotland, dated September 19, 1994 (Incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

  *10.11 --  Loan Agreement between Dril-Quip (Europe) Ltd. and the Bank of
             Scotland, dated December 12, 1991 (Incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

  *10.12 --  Form of Employment Agreement between Dril-Quip, Inc. and each of
             Messrs. Reimert, Smith and Walker (Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

  *10.13 --  Dril-Quip, Inc. 1997 Incentive Plan (Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

   27.1  --  Financial Data Schedule.

_________________

*    Incorporated herein by reference as indicated.

     Reports on Form 8-K
     --------------------
     None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DRIL-QUIP, INC.

Date:  December 4, 1997
                                       /s/ Larry E. Reimert
                                       ----------------------------
                                       Principal Financial Officer
                                       and Duly Authorized Signatory