Form 10-K
period 1997-12-31
DRIL-QUIP INC
filed 1998-03-20
CIK 1042893

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                       COMMISSION FILE NUMBER: 001-13439

                               ----------------
                                DRIL-QUIP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                         74-2162088
                  DELAWARE                              (IRS EMPLOYER
      (STATE OR OTHER JURISDICTION OF                IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)


                                                            77040
          13550 HEMPSTEAD HIGHWAY                        (ZIP CODE)
               HOUSTON, TEXAS
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 939-7711
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                   ON WHICH REGISTERED
                 -------------------                  ---------------------
   Common Stock, $.01 par value per share            New York Stock Exchange
   Rights to purchase Series A Junior Participating
    Preferred Stock                                  New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At March 17, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $149,113,663 based on the closing price of such stock on such date of $26 1/8.

  At March 17, 1998, the number of shares outstanding of registrant's Common Stock was 17,245,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's 1998 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I................................................................    1
    Item 1.          Business.........................................     1
    Item 2.          Properties.......................................    10
    Item 3.          Legal Proceedings................................    10
    Item 4.          Submission of Matters to a Vote of Security
                     Holders..........................................    10
    Item S-K 401(b). Executive Officers of the Registrant.............    11
 PART II...............................................................   12
    Item 5.          Market for Registrant's Common Stock and Related
                     Shareholder Matters..............................    12
    Item 6.          Selected Financial Data..........................    13
    Item 7.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..............    14
    Item 7A.         Quantitative and Qualitative Disclosures About
                     Market Risk......................................    19
    Item 8.          Financial Statements and Supplementary Data......    19
    Item 9.          Changes In and Disagreements With Accountants on
                     Accounting and Financial Disclosure..............    32
 PART III..............................................................   32
    Item 10.         Directors and Executive Officers of the
                     Registrant.......................................    32
    Item 11.         Executive Compensation...........................    32
    Item 12.         Security Ownership of Certain Beneficial Owners
                     and Management...................................    32
    Item 13.         Certain Relationships and Related Party
                     Transactions.....................................    32
 PART IV...............................................................   33
    Item 14.         Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K..............................    33

                          FORWARD LOOKING STATEMENTS

  This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Annual Report on Form 10-K that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, including such matters as business strategy, plans and objectives of management of the Company for future operations and future industry conditions, are forward-looking statements. These statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed herein, general economic and business conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations, changes in laws or regulations and other factors beyond the control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Dril-Quip, Inc., a Delaware corporation ("Dril-Quip" or the "Company"), is one of the world's leading manufacturers of highly engineered offshore drilling and production equipment which is well suited for use in deepwater, harsh environment and severe service applications. The Company designs and manufactures subsea equipment, surface equipment and offshore rig equipment for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. The Company's principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connectors and diverters. The Company also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products.

  Dril-Quip has developed its broad line of subsea equipment, surface equipment and offshore rig equipment exclusively through its internal product development efforts. The Company believes that it has achieved significant market share and brand name recognition with respect to its established products due to the technological capabilities, reliability, cost effectiveness and operational timesaving features of these products. In particular, the Company's Quik-Thread(R) and Quik-Stab(R) specialty connectors, MS-15(R) mudline hanger systems and SS-10(R) and SS-15(R) subsea wellheads are among the most widely used in the industry. Since 1991, the Company has introduced a number of new products, including diverters, wellhead connectors, dual-bore and single-bore subsea production trees, subsea and platform valves, platform wellheads, platform trees, drilling risers and Spar and TLP production risers.

  The Company has experienced increased demand for its products due to the increased drilling and production activity in offshore areas throughout the world during the last several years, particularly in deeper waters. The increase in offshore drilling and production activity has been driven by a number of factors, including (i) the prospect for relatively larger hydrocarbon discoveries in deepwater areas and (ii) recent technological advances in offshore drilling and production equipment (including those introduced by Dril-Quip), seismic data collection and interpretation techniques, and drilling techniques, which have enhanced the economics of offshore drilling and production. In addition, several foreign national oil companies have recently opened offshore areas for exploration and development by other parties, including major integrated and large independent oil and gas companies.

  Dril-Quip markets its products through its offices and sales representatives located in all of the major international energy markets throughout the world. In 1997, the Company generated approximately 60% of its revenues from foreign sales. The Company manufactures its products at its facilities located in Houston, Texas;

Aberdeen, Scotland; and Singapore, and maintains additional facilities for fabrication and/or reconditioning in Norway, Denmark and Australia. Dril-Quip's manufacturing operations are vertically integrated, with the Company performing substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities.

  The Company was co-founded as a Texas corporation in 1981 by Larry E. Reimert, Gary D. Smith, J. Mike Walker and Gary W. Loveless. Together, Messrs. Reimert, Smith and Walker have over 75 years of combined experience in the oilfield equipment industry, essentially all of which has been with the Company and its major competitors. In addition, key department managers have been with the Company over 10 years, on average. The Company was reincorporated as a Delaware corporation on August 12, 1997.

  On October 28, 1997, the Company sold 2,875,000 shares of common stock, par value $.01 per share ("Common Stock") in an initial public offering (the "Offering"). The net proceeds to the Company from the Offering were approximately $63.4 million. The Company repaid approximately $30 million of indebtedness with the proceeds from the Offering and is using the remaining proceeds to expand its manufacturing capacity, improve and expand facilities and manufacture additional running tools for rental.

INDUSTRY OVERVIEW

  The market for offshore drilling and production equipment and services is fundamentally driven by the exploration, development and production spending of oil and gas companies, particularly with respect to offshore activities worldwide. Industry exploration, development and production spending primarily depends on the cash flow of oil and gas producers, which is a function of current and anticipated future oil and gas production volumes and prices and operating costs of oil and gas producers. Oil and gas prices are influenced significantly by a variety of factors beyond the control of oil and gas companies, including worldwide demand for oil and gas, production levels, governmental policies regarding exploration and development of reserves and political factors in production countries. Fundamental economics in the oil and gas sector have improved in recent years. Much of the incremental supply in recent years has come from areas outside the Organization of Petroleum Exporting Countries ("OPEC"), particularly in offshore regions such as the North Sea, the Gulf of Mexico and offshore Southeast Asia. These factors have contributed to generally higher, and relatively more stable, oil and gas prices during the last several years, although hydrocarbon prices have declined in recent months. There can be no assurance that this recent down trend in hydrocarbon prices will not continue.

  Since 1995, offshore exploration, development and production activity has increased considerably due to, among other factors, (i) favorable oil and gas prices (with the exception of the recent decline in hydrocarbon prices), (ii) significant improvement in the financial condition of many oil and gas companies in recent years, (iii) increasing worldwide demand for hydrocarbons,
(iv) the potential for relatively large oil and gas discoveries in various offshore areas, particularly previously unexplored deepwater areas, (v) the opening of new offshore areas for foreign investment, including areas offshore of Brazil, China and West Africa, and (vi) royalty relief granted by the U.S. government for oil and gas produced from wells drilled in newly acquired deepwater blocks in the Gulf of Mexico. In addition, technological advances in exploration, development and production techniques, including seismic data collection and interpretation (particularly with respect to 3-D seismic data), drilling techniques (such as the use of deviated, horizontal and multilateral wells), subsea completion and production equipment, and mobile production units have contributed to increased offshore activity by oil and gas companies. These factors have facilitated exploration for and development of new reserves in deepwater and harsh environment offshore areas, allowed the development of oil and gas fields that were considered commercially marginal and extended development and production of reserves from existing fields.

  The Company's business is substantially dependent upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, coordination by OPEC, the cost of exploring for and producing oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Although the level of offshore exploration, drilling and production activity has increased in recent years, hydrocarbon prices have declined in recent months, and there can be no assurance that such activity levels will be sustained and that there will not be continued volatility in the level of drilling and production related activities. A significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company's results of operations. There can be no assurance that the current level of oil and gas exploration, drilling and production activity will be maintained or that demand for the Company's products and services will reflect the level of such activity.

PRODUCTS AND SERVICES

 Product Group

  Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. In 1997, the Company derived approximately 86% of its revenues from the sale of its products. The Company's products are used to explore for oil and gas on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, TLPs, Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers (called tension legs). A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter that is anchored in place (like a Spar buoy). FPSOs are floating production, storage and offloading monohull moored vessels. Major oil companies are actively pursuing TLPs, Spars and FPSOs as cost-effective means of producing oil and gas from water depths in excess of 1,000 feet. The Company believes that sales of its equipment in connection with TLPs, Spars and FPSOs are potentially important sources of future revenues.

  Subsea Equipment. Subsea equipment is used in the drilling and production of offshore oil and gas wells around the world. Included in the subsea equipment product line are subsea wellheads, mudline hanger systems, specialty connectors and associated pipe, subsea production trees, valves and TLP and Spar well systems.

  Subsea wellheads are pressure-containing forged and machined metal housings in which casing hangers are landed and sealed subsea to suspend casing (downhole pipe). As drilling depth increases, successively smaller diameter casing strings are installed, each suspended by an independent casing hanger. Subsea wellheads are utilized when drilling from floating drilling rigs, either semi-submersible or drillship types, and TLPs and Spars. Competitive advantages of the Company's subsea wellheads include proprietary metal-to-metal seal technology and simple installation procedures. The Company generally supplies subsea wellheads to customers from inventory.

  Mudline hanger systems are used in jack-up drilling operations to support the weight of the various casing strings at the ocean floor while drilling a well. They also provide a method to disconnect the casing strings in an orderly manner at the ocean floor after the well has been drilled, and subsequently reconnect to enable production of the well by either tying it back vertically to a subsequently-installed platform or by installing a subsea tree. Dril-Quip's MS-15(R) mudline hanger systems are technologically advanced products designed for simple operation while providing high load and high pressure capacity. The Company generally supplies mudline hanger systems to customers from inventory.

  Large diameter weld-on specialty connectors (threaded or stab type) are used in offshore wells drilled from floating drilling rigs, jack-ups, fixed platforms, TLPs and Spars. Specialty connectors join lengths of conductor or large diameter (16-inch or greater) casing. Specialty connectors provide a more rapid connection than other methods of connecting lengths of pipe, and, although more expensive, their use becomes economically attractive when time savings are considered, particularly as the rig day rate charged by offshore drilling contractors increases. Connectors may be sold individually or as an assembly after being welded to sections of Company or customer supplied pipe. Dril-Quip's weld-on specialty connectors are designed to prevent cross threading and provide a quick, convenient method of joining casing joints with structural integrity compatible with casing strength. The Company generally supplies specialty connectors individually or specialty connectors welded to pipe from inventory.

  A subsea production tree is an assembly composed of valves, a wellhead connector, control equipment and various other components installed on a subsea wellhead or a mudline hanger system and used to control the flow of oil and gas from a producing well. Subsea trees may be either stand alone satellite type or template mounted cluster arrangements. Both types typically produce via flowlines to a central control point located on a platform, TLP, Spar or FPSO. The use of subsea production trees has become an increasingly important method for producing wells located in hard-to-reach deepwater areas or economically marginal fields located in shallower waters. The Company is an established manufacturer of more complicated dual-bore production trees, which are used in severe service applications. In addition, Dril-Quip manufactures a patented single bore (SingleBore(TM)) subsea completion system which features a hydraulic mechanism instead of a wireline-installed mechanism that allows the operator to plug the tubing hanger annulus remotely from the surface via a hydraulic control line and subsequently unplug it when the well is put on production. This mechanism eliminates the need for an expensive multibore installation and workover riser, thereby saving both cost and installation time. The Company's subsea production trees are generally custom designed and manufactured to customer specifications.

  Surface Equipment. Surface equipment is principally used for flow control on offshore production platforms, TLPs and Spars. Included in the Company's surface equipment product line are platform wellheads and platform production trees. Dril-Quip's development of platform wellheads and platform production trees was facilitated by adaptation of its existing subsea wellhead and tree technology to surface wellheads and trees.

  Platform wellheads are pressure-containing forged and machined metal housings in which casing hangers are landed and sealed at the platform deck to suspend casings. The Company emphasizes the use of metal-to-metal sealing wellhead systems with operational time-saving features which can be used in high pressure, high temperature and corrosive drilling and production applications.

  After installation of a wellhead, a platform production tree, consisting of gate valves, a wellhead connector, controls, tree cap and associated equipment, is installed on the wellhead to control and regulate oil or gas production. Platform production trees are similar to subsea production trees but utilize less complex equipment and more manual, rather than hydraulically activated, valves and connectors. Platform wellheads and platform production trees and associated equipment are designed and manufactured in accordance with customer specifications.

  Offshore Rig Equipment. Offshore rig equipment includes drilling and production riser systems, wellhead connectors and diverters. The drilling riser system consists of (i) lengths of riser pipe and associated riser connectors that secure one to another; (ii) the telescopic joint, which connects the entire drilling riser system to the diverter at the rig and provides a means to compensate for vertical motion of the rig relative to the ocean floor; and (iii) the wellhead connector, which provides a means for remote connection and disconnection of the drilling riser system to and from the BOP stack. Production risers provide a vertical conduit from the subsea wellhead to a TLP, Spar or FPSO. The wellhead connector also provides remote connection/disconnection of the BOP stack, production tree or production riser to/from the wellhead. Diverters are used to provide protection from shallow gas blowouts and to divert gases off of the rig during the drilling operation.

  Wellhead connectors and drilling and production riser systems are also used on both TLPs and Spars, which are being installed more frequently in deepwater applications. The Company has recently introduced drilling and production risers as new product lines. The principal markets for offshore rig equipment are new rigs, rig upgrades, TLPs and Spars. Diverters, drilling and production risers and wellhead connectors are generally designed and manufactured to customer specifications.

  Certain products of the Company are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. Litigation arising from a catastrophic occurrence at a location where the Company's equipment and/or services are used may in the future result in the Company being named as a defendant in lawsuits asserting potentially large claims. The Company maintains insurance coverage that it believes is customary in the industry. Such insurance does not, however, provide coverage for all liabilities (including liability for certain events involving pollution), and there is no assurance that its insurance coverage will be adequate to cover claims that may arise or that the Company will be able to maintain adequate insurance at rates it considers reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on the financial condition and results of operations of the Company.

SERVICE GROUP

  Dril-Quip's Service Group provides field installation services, reconditioning of its products which are customer-owned, and rental running tools for installation and retrieval of its products. These services are provided from the Company's worldwide locations and represented approximately 14% of revenues in 1997.

  Field Installation. Dril-Quip provides field installation services through the use of its technicians. These technicians assist in the onsite installation of Company products and are available on a 24-hour call out from the Company's facilities located in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Singapore; and Perth, Australia.

  Reconditioning. The Company provides reconditioning of its products at its facilities in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; and Singapore.

  Rental. The Company rents running and installation tools for use in installing its products. These tools are used to install and retrieve Company products which are purchased by customers. Running tools are available from Dril-Quip's locations in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Singapore; and Perth, Australia.

MANUFACTURING

  Dril-Quip has major manufacturing facilities in Houston, Texas; Aberdeen, Scotland; and Singapore. Each location conducts a broad variety of processes, including machining, fabrication, inspection, assembly and testing. The Houston facility provides forged and heat treated products to all the major manufacturing facilities.

  The Company's Houston and Aberdeen manufacturing plants are ISO 9001 and American Petroleum Institute certified. See "Properties--Major Manufacturing Facilities." Dril-Quip maintains its high standards of product quality through the use of quality assurance specialists who work with product manufacturing personnel throughout the manufacturing process by inspecting and documenting equipment as it is processed through the Company's manufacturing facilities. The Company has the capability to manufacture various products from each of its product lines at its major manufacturing facilities and believes that this localized manufacturing capability is essential in order to compete with the Company's major competitors.

  The Company's manufacturing process is vertically integrated, performing, in house, approximately 80% of its forging requirements and essentially all of its heat treatment, machining, fabrication, inspection, assembly and testing. This vertically integrated manufacturing capability provides competitive advantages because Dril-Quip is able to (i) control the quality of its products from initial stages, (ii) control the cost of its production and
(iii) assure timely delivery of high-volume and customized orders. The Company's primary raw material is cast steel ingots, from which it produces steel shaped forgings at its forging and heat treatment facility. The Company routinely purchases steel ingots from approximately four suppliers on a purchase order basis and does not have any long-term supply contracts. The Company's Houston facility provides forgings and heat treatment for its Aberdeen and Singapore facilities. The Company's major competitors depend on outside sources for all or a substantial portion of their forging and heat treatment requirements. With the expansion of its forging capacity, the Company plans to market forgings to third party customers. The Company has made significant capital investments in developing its vertically integrated manufacturing capability. A significant downturn in the market for subsea drilling and production equipment could have a greater effect on the Company than on certain of its competitors that have not made large capital investments in facilities.

  Dril-Quip's manufacturing facilities utilize state-of-the-art computer numerically controlled ("CNC") machine tools and equipment, which contribute to the Company's product quality and timely delivery. The Company has also developed a cost effective, in-house machine tool rebuild capability which produces "like new" machine upgrades with customized features to enhance the economic manufacture of its specialized products. The Company purchases quality used machine tools as they become available and stores them at its facilities to be rebuilt and upgraded as the need arises. Purchasing and rebuilding used machine tools is a competitive advantage, allowing Dril-Quip to add machine tools at lower overall costs than its competitors. Rebuilding used machine tools also allows for greater customization suitable for manufacturing Dril-Quip proprietary product lines. This provides the added advantage of requiring only in-house expertise for repairs and maintenance of these machines. A significant portion of the Company's manufacturing capacity growth has been through the rebuild/upgrade of quality used machine tools, including the replacement of outdated control systems with state-of-the-art CNC controls.

  As demand for offshore exploration and production equipment has increased significantly, the Company has been operating at close to full capacity. The Company plans to expand its manufacturing capacity by approximately 90% during the three-year period 1997 through 1999, approximately two-thirds of which is expected to be completed by the end of 1998. The Company believes that this capital expansion program will allow it to prudently manage its growth in response to customer demand for its products. The Company has already begun adding machine tools at its existing facilities that it will move to the new facilities when they are completed.

CUSTOMERS

  The Company's principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a minor, but steadily increasing, customer base. The Company's customers are generally oil and gas companies that are well-known participants in offshore exploration and production, which depend on high quality, efficient, reliable products, such as those produced by Dril-Quip, for their offshore activities, particularly in deepwater areas.

  The Company is not dependent on any one customer or group of customers. In 1997, the Company's top 15 customers represented approximately 65% of total revenues, with the Royal Dutch Shell Group of Companies (aggregating orders placed by all of its worldwide affiliates), accounting for approximately 11% of revenues. The number and variety of the Company's products required in a given year by any one customer depends upon the amount of that customer's capital expenditure budget devoted to offshore exploration and production in any single year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company's results of operations.

MARKETING AND SALES

  Dril-Quip markets its products and services throughout the world directly through its sales personnel in two domestic and six international locations. In addition, in certain foreign markets where the Company does not maintain offices, it utilizes independent sales representatives to enhance its marketing and sales efforts. Some of the locations in which Dril-Quip has sales representatives are the United Arab Emirates, Saudi Arabia, China, Canada, the Philippines, Brazil, Indonesia, Malaysia, Kuwait, Brunei, Oman, Qatar and West Africa. Although they do not have authority to contractually bind the Company, these representatives market the Company's products in their respective territories in return for sales commissions. The Company also places print advertising from time to time in trade and technical publications targeted to its customer base. It also participates in industry conferences and trade shows to enhance industry awareness of its products.

  The Company's customers generally order products on a purchase order basis. Orders are typically filled within two weeks to three months after receipt of a purchase order, depending on the type of product and whether it is sold out of inventory or requires some customization. Contracts for certain of the Company's larger, more complex products, such as subsea production trees, drilling risers and equipment for TLPs and Spars can take a year or more to complete.

  The primary factors influencing a customer's decision to purchase the Company's products are the quality, reliability and reputation of the product, price and technologically superior features. Timely delivery of equipment is also very important to customer operations and the Company maintains an experienced sales coordination staff to help assure such delivery. For large drilling and production system orders, project management teams coordinate customer needs with engineering, manufacturing and service organizations, as well as with subcontractors and vendors.

  A portion of the Company's business consists of designing, manufacturing, selling and installing equipment for major projects pursuant to competitive bids, and the number of such projects in any year fluctuates. The Company's profitability on such projects is critically dependent on making accurate and cost effective bids and performing efficiently in accordance with bid specifications. Various factors can adversely affect the Company's performance on individual projects, with potential adverse effects on project profitability.

  The Company historically has experienced some seasonality, with revenues and operating income slightly lower during the first and third quarters compared to the second and fourth quarters. The Company's revenues are affected by its customers' capital expenditure budgeting process, which generally results in lower revenues in the first quarter and higher revenues in the fourth quarter.

PRODUCT DEVELOPMENT AND ENGINEERING

  The technological demands of the oil and gas industry continue to increase as offshore exploration and drilling expand into more hostile environments. Conditions encountered in these environments include well pressures of up to 15,000 psi (pounds per square inch), mixed flows of oil and gas under high pressure that may also be highly corrosive and water depths in excess of 5,000 feet. Since its founding, Dril-Quip has actively engaged in continuing product development to generate new products and improve existing products. When developing new products, the Company typically seeks to design the most technologically advanced version for a particular application to establish its reputation and qualification in that product. Thereafter, the Company leverages its expertise in the more technologically advanced product to produce less costly and complex versions of the product for less demanding applications. The Company also focuses its activities on reducing the overall cost to the customer, which includes not only the initial capital cost but also operating costs associated with its products.

  All of the Company's products have been developed from internally generated designs, and the Company has continually introduced new products and product enhancements since its founding in 1981. Product developments that began in 1991 have led to a series of new products, including diverters, wellhead connectors, SingleBore(TM) subsea trees, improved severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling risers and TLP and Spar production riser systems.

  Dril-Quip's product development work is conducted at its facilities in Houston, Texas and Aberdeen, Scotland. In addition to the work of its product development staff, the Company's application engineering staff provides engineering services to customers in connection with the design and sales of its products. The Company's ability to develop new products and maintain technological advantages is important to its future success. There can be no assurance that the Company will be able to develop new products, successfully differentiate itself from its competitors or adapt to evolving markets and technologies.

  The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees than on any individual patent, trademark or copyright. Nevertheless, as part of its ongoing product development and manufacturing activities, Dril-Quip's policy has been to seek patents when appropriate on inventions concerning new products and product improvements. As of December 31, 1997, the Company held 38 United States patents and 84 foreign patents. All patent rights for products developed by employees are assigned to the Company. Virtually all of the Company's products have components that are covered by patents. The Company's existing patents expire at various times beginning in 2001.

  Dril-Quip has 13 U.S. registered trademarks, including Dril-Quip(R), Quik-Thread(R), Quick-Stab(R), Multi-Thread(R), MS-15(R), SS-15(R), SS-10(R), SU-90(R) and DX(R). The Company has registered its trademarks in the countries where such registration is deemed material.

  Although in the aggregate the Company's patents and trademarks are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except the Dril-Quip(R) trademark. The Company also relies on trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to the Company's trade secrets.

COMPETITION

  Dril-Quip faces significant competition from other manufacturers of exploration and production equipment. Several of its primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than those of the Company and which, in many instances, have been engaged in the manufacturing business for a much longer time than the Company. The Company competes principally with ABB Vetco Gray Inc. (a subsidiary of Asea Brown Boveri, more commonly referred to as ABB), the petroleum production equipment segment of Cooper Cameron Corporation, the Petroleum Equipment Group of FMC Corporation and Kvaerner National Ltd. (a division of Kvaerner A.S.).

  Because of their relative size and diversity of products, several of these companies have the ability to provide "turnkey" services for offshore drilling and production applications, which enables them to use their own products to the exclusion of Dril-Quip's products. The Company also competes to a lesser extent with a number of other companies in various products. The principal competitive factors in the petroleum drilling and production equipment markets are quality, reliability and reputation of the product, price, technology, service and timely delivery.

EMPLOYEES

  The total number of the Company's employees as of December 31, 1997 was 983. Of these, 625 were located in the United States. The Company's employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

  The Company's ability to expand its operations depends in part on its ability to increase its skilled labor force. The demand for such workers is high and the supply is limited. While the Company believes that its wage rates are competitive and that its relationship with its skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of the Company's skilled labor force, increases in the wage rates paid by the Company or both. If either of these events were to occur, in the near-term, the profits realized by the Company from work in progress would be reduced and, in the long-term, the production capacity and profitability of the Company could be diminished and the growth potential of the Company could be impaired.

GOVERNMENTAL REGULATIONS

  Many aspects of the Company's operations are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to oilfield operations, worker safety and the protection of the environment. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally, including those specifically directed to offshore operations. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company's operations by limiting demand for the Company's products.

  Recently, increased concern has been raised over the protection of the environment. Offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent that new laws or other governmental actions prohibit or restrict offshore drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore drilling industry in particular, the business of the Company could be adversely affected. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

  The Company's operations are affected by numerous foreign, federal, state and local environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may provide for "strict liability" for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Compliance with environmental laws and regulations may require the Company to obtain permits or other authorizations for certain activities and to comply with various standards or procedural requirements. The Company believes that its facilities are in substantial compliance with current regulatory standards.

  Based on the Company's experience to date, the Company does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by the Company, which may be material.

ITEM 2. PROPERTIES

MAJOR MANUFACTURING FACILITIES

                                        BUILDING
                                          SIZE         LAND
                                      (APPROXIMATE (APPROXIMATE
                 LOCATION             SQUARE FEET)   ACREAGE)   OWNED OR LEASED
                 --------             ------------ ------------ ----------------
      Houston, Texas
        --13550 Hempstead Highway....   175,000         15      Owned
                                         12,000         --      Leased (offices)
        --6401 N. Eldridge Parkway...   280,000        218      Owned
      Aberdeen, Scotland.............   110,000         12      Owned
                                          9,400         --      Leased (offices)
      Singapore......................    13,000        1.8      Leased

  Dril-Quip's manufacturing facilities in Houston and Aberdeen are capable of manufacturing each of its products, and the facility in Singapore is capable of manufacturing most of the Company's established products. The Company plans to focus its domestic capacity expansion at the Eldridge site in Houston, Texas.

SALES, SERVICE AND RECONDITIONING FACILITIES

                                 BUILDING
                                   SIZE         LAND
                               (APPROXIMATE (APPROXIMATE
        LEASED LOCATION        SQUARE FEET)   ACREAGE)                  ACTIVITY
        ---------------        ------------ ------------ --------------------------------------
 New Orleans, Louisiana......      2,300         --      Sales/Service
 Beverwijk, Holland..........      5,200        0.2      Sales/Warehouse
 Perth, Australia............     13,300        1.4      Sales/Service/Reconditioning/Warehouse
 Stavanger, Norway...........     15,700        2.4      Sales/Service/Reconditioning/
                                                          Warehouse/Fabrication
 Esbjerg, Denmark............      7,800        0.5      Sales/Service/Reconditioning/Warehouse

  The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen and Singapore. As part of its capital expansion, the Company plans to expand its facilities in Stavanger to meet growing demands for its products and services.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to, nor is any of its property the subject of, any pending legal proceedings, which, in the opinion of management, are expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On October 17, 1997, prior to the closing of the Offering, the stockholders of the Company, acting by unanimous written consent, (i) approved and adopted the Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C. and (ii) approved the division of the directors of the Company into three classes.

ITEM S-K 401(B). EXECUTIVE OFFICERS OF THE REGISTRANT

  Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

  The following table sets forth the names, ages (as of March 15, 1998) and positions of the Company's executive officers:

             NAME              AGE                POSITION
             ----              --- -------------------------------------
                                   Co-Chairman of the Board and Co-Chief
 Larry E. Reimert............   50 Executive Officer
                                   Co-Chairman of the Board and Co-Chief
 Gary D. Smith...............   55 Executive Officer
                                   Co-Chairman of the Board and Co-Chief
 J. Mike Walker..............   54 Executive Officer
 Jerry M. Brooks.............   46 Chief Accounting Officer

  Larry E. Reimert is Co-Chairman of the Board and Co-Chief Executive Officer with principal responsibility for engineering, product development and finance. He has been the Director--Engineering, Product Development and Finance, as well as a member of the Board of Directors, since the Company's inception in 1981. Prior to that, he worked for Vetco Offshore, Inc. in various capacities, including Vice President of Technical Operations, Vice President of Engineering and Manager of Engineering. Mr. Reimert holds a BSME degree from the University of Houston and a MBA degree from Pepperdine University.

  Gary D. Smith is Co-Chairman of the Board and Co-Chief Executive Officer with principal responsibility for sales, service, training and administration. He has been the Director--Sales, Service, Training and Administration, as well as a member of the Board of Directors, since the Company's inception in 1981. Prior to that, he worked for Vetco Offshore, Inc. in various capacities, including General Manager and Vice President of Sales and Service.

  J. Mike Walker is Co-Chairman of the Board and Co-Chief Executive Officer with principal responsibility for manufacturing, purchasing and facilities. He has been the Director--Manufacturing, Purchasing and Facilities, as well as a member of the Board of Directors, since the Company's inception in 1981. Prior to that, he served as the Director of Engineering, Manager of Engineering and Manager of Research and Development with Vetco Offshore, Inc. Mr. Walker holds a BSME degree from Texas A&M University, a MSME degree from the University of Texas at Austin and a Ph.D. in mechanical engineering from Texas A&M University.

  Jerry M. Brooks has been Chief Accounting Officer since he joined the Company in 1992. From 1980 to 1991, he held various positions with Chiles Offshore Corporation, most recently as Chief Financial Officer, Secretary and Treasurer. Mr. Brooks holds a BBA in Accounting and an MBA from the University of Texas at Austin. He is a certified public accountant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  (a) The Company's Common Stock has been publicly traded on the New York Stock Exchange under the symbol DRQ since the Offering on October 22, 1997. The following table sets forth the quarterly high and low sales prices for the indicated quarter of fiscal 1997:

      QUARTER ENDED                                                HIGH    LOW
      -------------                                               ------- ------
      December 31, 1997.......................................... 40 7/16 27 1/2

  There were approximately 43 shareholders of record of the Company's Common Stock as of March 17, 1998. This number does not include the number of security holders for whom shares are held in a "nominee" or "street" name.

  The Company paid dividends of $.007 per share of Common Stock in 1996. The Company currently intends to retain any earnings for the future operation and development of its business and does not currently anticipate paying any dividends in the foreseeable future. The Board of Directors will review this policy on a regular basis in light of the Company's earnings, financial condition and market opportunities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Notes to the Company's Consolidated Financial Statements.

  (b) Use of Proceeds.

  In October 1997, Dril-Quip sold 2,875,000 shares of Common Stock in the Offering. The net proceeds to the Company from the Offering were $63.4 million. As of December 31, 1997, the Company had used such net proceeds as follows: (i) to repay $30 million of indebtedness outstanding under the Company's credit facilities and term loans, which constitutes repayment of such facilities in full, (ii) $5.2 million for the purchase of property, plant and equipment and (iii) $28.2 million in temporary investments. None of such payments was a direct or indirect payment to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data as of December 31, 1996 and 1997 and for each of the years ended December 31, 1995, 1996 and 1997 are derived from the audited consolidated financial statements of the Company included elsewhere in this Report. The selected financial data presented below as of December 31, 1993, 1994 and 1995 and for the years ended December 31, 1993 and 1994 are derived from audited consolidated financial statements of the Company not included in this Report. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                         YEAR ENDED DECEMBER 31,
                                ----------------------------------------------
                                 1993     1994      1995      1996      1997
                                -------  -------  --------  --------  --------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues....................... $82,553  $80,548  $108,390  $115,864  $146,823
Cost of sales..................  61,704   58,604    76,471    77,863    99,800
Selling, general and adminis-
 trative expenses..............  10,907   11,673    13,597    15,031    16,313
Engineering and product devel-
 opment expenses...............   5,152    6,069     5,769     6,971     9,158
                                -------  -------  --------  --------  --------
                                 77,763   76,346    95,837    99,865   125,271
Operating income...............   4,790    4,202    12,553    15,999    21,552
Interest expense...............   1,494    2,273     2,944     2,647     2,027
                                -------  -------  --------  --------  --------
Income before income taxes.....   3,296    1,929     9,609    13,352    19,525
Income tax provision...........     886      635     3,023     4,234     6,587
                                -------  -------  --------  --------  --------
Net income..................... $ 2,410  $ 1,294  $  6,586  $  9,118  $ 12,938
                                =======  =======  ========  ========  ========
Diluted earnings per share..... $   .17  $   .09  $    .46  $    .63  $    .87
Weighted average shares out-
 standing......................  14,370   14,370    14,370    14,370    14,895
STATEMENT OF CASH FLOWS DATA:
Net cash provided by operating
 activities.................... $ 3,182  $ 2,422  $  6,466  $  5,185  $ 10,325
Net cash used in investing ac-
 tivities......................  (6,413)  (4,524)   (5,659)   (7,006)  (10,240)
Net cash provided by financing
 activities....................   1,448    2,668       560     1,261    31,386
OTHER DATA:
EBITDA(1)...................... $ 8,549  $ 8,069  $ 17,201  $ 20,387  $ 26,541
Depreciation and amortization..   3,759    3,867     4,648     4,388     4,989
Capital expenditures...........   6,592    4,614     6,184     7,228    10,375
                                            AS OF DECEMBER 31,
                                ----------------------------------------------
                                 1993     1994      1995      1996      1997
                                -------  -------  --------  --------  --------
                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital................ $30,913  $34,099  $ 40,682  $ 49,524  $ 89,373
Total assets...................  70,346   79,208    93,186   114,777   152,921
Total debt.....................  28,100   30,416    31,052    32,536       518
Total stockholders' equity.....  30,267   32,903    39,501    50,882   124,161

--------
(1) EBITDA, or "earnings from continuing operations before interest expense, interest income, income taxes, depreciation and amortization,' is not a generally accepted accounting principle measure, but is a supplemental financial measurement used by the Company in the evaluation of its business. EBITDA should not be construed as an alternative to net income or to cash flow from operations or any other measure of performance in accordance with generally accepted accounting principles, and is presented solely as a supplemental disclosure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto presented elsewhere in this Report.

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

  Revenues. Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. In 1997, the Company derived 86% of its revenues from the sale of its products and 14% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales, because increased product sales generate increased revenues from installation services and rental running tools. Revenues have increased over the last three years principally as a result of increased sales volumes of the Company's established products and services, the introduction of new products and product enhancements and price increases for the Company's products and services. These price increases have occurred due to an increase in demand and capacity constraints experienced by the Company and its competitors. Substantially all of Dril-Quip's sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

  Historically, Drip-Quip recognized revenues upon the delivery of a completed product. During 1997, the Company was involved with larger and more complex projects that have longer manufacturing times. The Company accounted for such projects on a percentage of completion basis. Because the Company has only recently become involved with such projects, the use of percentage of completion accounting does not affect the comparability of financial information to earlier periods. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability. The Company historically has experienced some seasonality, with revenues and operating income slightly lower during the first and third quarters compared to the second and fourth quarters. The Company's revenues are affected by its customers' capital expenditure budgeting process, which generally results in lower revenues in the first quarter and higher revenues in the fourth quarter. The increase in revenues recognized using percentage of completion accounting may result in less fluctuation in revenues recognized from quarter to quarter.

  The Company has substantial international operations, with approximately 70%, 68% and 60% of its revenues derived from foreign sales in 1995, 1996 and 1997, respectively. During the same years, approximately 60% of all products sold were manufactured in the United States. The Company operates its business and markets its products and services in all of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. These risks include nationalization, expropriation, war and civil disturbance, restrictive action by local governments, limitation on repatriation of earnings, change in foreign tax laws and change in currency exchange rates, any of which could have an adverse effect on either the Company's ability to manufacture its products in its facilities abroad or the demand in certain regions for the Company's products or both. To date, the Company has not experienced any significant problems in foreign countries arising from local government actions or political instability, but there is no assurance that such problems will not arise in the future. Interruption of the Company's international operations could have a material adverse effect on its overall operations.

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

  Income Tax Provision. Dril-Quip's effective tax rate has historically been lower than the statutory rate due to benefits from its foreign sales corporation. The Company's effective tax rate increased in 1997 because of increases in income.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                     1994   1995   1996   1997
                                                     -----  -----  -----  -----
Revenues:
Product Group.......................................  83.0%  83.7%  82.1%  86.1%
Service Group.......................................  17.0   16.3   17.9   13.9
                                                     -----  -----  -----  -----
    Total........................................... 100.0  100.0  100.0  100.0
Cost of sales.......................................  72.8   70.6   67.2   68.0
Selling, general and administrative expenses........  14.5   12.5   13.0   11.1
Engineering and product development expenses........   7.5    5.3    6.0    6.2
                                                     -----  -----  -----  -----
Operating income....................................   5.2   11.6   13.8   14.7
Interest expense....................................   2.8    2.7    2.3    1.4
                                                     -----  -----  -----  -----
Income before income taxes..........................   2.4    8.9   11.5   13.3
Income tax provision................................   0.8    2.8    3.6    4.5
                                                     -----  -----  -----  -----
Net income..........................................   1.6%   6.1%   7.9%   8.8%
                                                     =====  =====  =====  =====

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Revenues. Revenues increased by $30.9 million, or approximately 27%, to $146.8 million in 1997 from $115.9 million in 1996. This increase relates to increased domestic sales in the United States area of $21.4 million, increased revenues of $7.0 million in the European area and increased sales of $3.2 million in the Asia-Pacific area. These increases were mainly due to strong market demand, along with increased manufacturing capacity, price increases and an increase in project related sales of new products.

  Cost of Sales. Cost of sales increased by $21.9 million, or 28%, to $99.8 million for the twelve months ended December 31, 1997 from $77.9 million for the same period in 1996. As a percentage of revenues, cost of sales increased from 67% in 1996 to 68% in 1997. This increase in cost of sales as a percentage of revenues was primarily due to sales of new products, which tend to initially have lower margins, and higher labor costs, which factors were partially offset by improved pricing.

  Selling, General and Administrative Expenses. For the twelve months ended December 31, 1997, selling, general and administrative expenses increased by $1.3 million, or 9%, to $16.3 million from $15.0 million in the 1996 period. This increase was due to an increased number of personnel needed to support higher sales volumes and increased labor costs. Selling, general and administrative expenses decreased as a percentage of revenues from 13% in 1996 to approximately 11% in 1997.

  Engineering and Product Development Expenses. During the year ended December 31, 1997, engineering and product development expenses increased by $2.2 million, or 31%, to $9.2 million from $7.0 million during the same period in 1996. This increase primarily reflects an increased number of personnel, and to a lesser extent, increased development testing related to new products. As a percentage of revenues, engineering and product development expenses remained essentially unchanged at approximately 6% in both 1997 and 1996.

  Interest Expense. Interest expense for 1997 was $2.0 million, a decrease of approximately $600,000, or approximately 23%, from interest expense of $2.6 million for the prior year. This decrease was primarily due to the repayment of a substantial portion of the Company's bank debt during the fourth quarter of 1997 which resulted, on average, in lower outstanding debt balances in 1997 as compared to 1996.

  Net Income. Net income increased by $3.8 million, or 42%, from $9.1 million in 1996 to $12.9 million in 1997 for the reasons set forth above.

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Revenues. Revenues increased by $7.5 million, or approximately 7%, to $115.9 million in 1996 from $108.4 million in 1995. This increase relates to increased revenues of $1.8 million in the European area, increased domestic sales in the United States area of $4.8 million and increased export sales from the United States area of $1.6 million, partially offset by decreased sales of $1.2 million in the Asia-Pacific area. The overall increase in revenues was primarily due to a small volume increase plus a slight increase in prices in the last half of the year. There was continued strong market demand for the Company's products and services, but revenues were limited by manufacturing capacity constraints. Domestic sales accounted for $4.8 million, or 64% of the increase.

  Cost of Sales. Cost of sales increased $1.4 million, or 2%, to $77.9 million for the year ended December 31, 1996 from $76.5 million for the year ended December 31, 1995. Cost of sales increased due to higher sales volumes, offset in part by decreases in costs. As a percentage of revenues, cost of sales decreased from 71% in 1995 to 67% in 1996. This decrease was primarily due to the effect of increased forging operations which resulted in lower per unit costs than in the comparable prior period when more of the Company's forgings were outsourced. In addition, price increases in the last half of the year contributed to the decrease in cost of sales as a percentage of revenues.

  Selling, General and Administrative Expenses. For the year ended December 31, 1996, selling, general and administrative expenses increased by $1.4 million, or 10%, to $15.0 million from $13.6 million in 1995, but remained at approximately 13% of revenues in each year. This increase was primarily due to the increased number of personnel on a worldwide basis required to meet sales demand.

  Engineering and Product Development Expenses. For the year ended December 31, 1996, engineering and product development expenses increased by $1.2 million, or 21%, to $7.0 million from $5.8 million in the same period in 1995. The increase was due primarily to the addition of personnel needed to expand new product development.

  Interest Expense. Interest expense for the year ended December 31, 1996 was $2.6 million, a decrease of $300,000, or 10%, from interest expense of $2.9 million for the prior year. The decrease was due to lower bank interest rates.

  Net Income. Net income increased by $2.5 million, or 38%, from $6.6 million for the year ended December 31, 1995 to $9.1 million in 1996 for the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

  The primary liquidity needs of the Company are to (i) fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools; and (ii) fund working capital. Historically, the Company's principal sources of funds have been cash flow from operations and bank indebtedness.

  Net cash provided by operating activities was $6.5 million in 1995, $5.2 million in 1996 and $10.3 million in 1997. Improvements in cash flow from operating activities during 1995 and 1997 were principally the result of improved operating results, offset by increased working capital requirements attributable to increases in accounts receivable and inventory due to increased sales. The decrease in cash flow from operating activities in 1996 was the result of a substantial increase in accounts receivable, offset by improved operating results. Accounts receivable at December 31, 1996 increased 27% over December 31, 1995 levels compared to a 7% increase in revenues for the year. The disproportionate increase in accounts receivable was due to timing of cash receipts. In 1997, accounts receivable as a percentage of sales returned to levels more consistent with past periods, with accounts receivable at December 31, 1997 increasing 7% over December 31, 1996 levels compared to a 27% increase in revenues for the year.

  Capital expenditures by the Company were $6.2 million, $7.2 million and $10.4 million in 1995, 1996 and 1997, respectively. Principal payments on long-term debt were $2.8 million, $3.2 million and $36.3 million in 1995, 1996 and 1997, respectively. During 1997, the Company's credit facilities with Bank One, Texas, National Association ("Bank One") were provided through a Credit Agreement dated March 30, 1994, as amended (the "Bank One Credit Facilities"). At October 30, 1997, the Company had repaid the indebtedness outstanding under the Bank One Credit Facilities in full, and these facilities were terminated. In addition, during 1997 the Company had three outstanding term loans with the Bank of Scotland. Subsequent to the completion of the Offering, the Company repaid the indebtedness outstanding under these term loans in full.

  In October 1997, the Offering provided the Company with proceeds of approximately $63.4 million, net of expenses. The Company intends to use a portion of the proceeds from the Offering for a three-year capital expansion program totalling approximately $50 million to increase manufacturing capacity, improve and expand facilities and manufacture additional running tools for rental. The Company plans to expand its manufacturing capacity by approximately 90% during the three-year period 1997 through 1999, approximately two-thirds of which is expected to be completed by the end of 1998. Dril-Quip spent approximately $10 million in 1997 for these purposes, and expects that total capital expenditures for these purposes will be approximately $23 million in 1998 and $17 million in 1999. Pending application of the proceeds for these purposes, the Company used approximately $30 million to repay its bank indebtedness in full during late October and November 1997. The balance of the proceeds will be used for working capital and excess cash will be invested in short-term investment grade securities.

BACKLOG

  Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company's backlog at December 31, 1996 was approximately $56 million and at December 31, 1997 was approximately $125 million. This increase in backlog was primarily attributable to certain larger and longer term projects, such as drilling and production risers. The Company expects to fill approximately 60% of the December 31, 1997 backlog by December 31, 1998. The remaining backlog at December 31, 1997 consists of longer-term projects that will be designed and manufactured to customer specifications rather than sold out of inventory. The Company does not expect that backlog will increase by a comparable percentage in 1998, and can give no assurance that backlog will remain at current levels. Sales of the Company's products are affected by prices for oil and natural gas, which have declined significantly in recent months. A continued and prolonged decline in oil and natural gas prices could reduce significantly new customer orders, which would cause the Company's backlog to decline. All of the Company's projects currently included in backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

GEOGRAPHIC AREAS

  The Company's operations are divided into three geographic areas based upon the locations of its manufacturing facilities: the United States (Houston, Texas); Europe, Middle East and Africa (Aberdeen, Scotland) and Asia-Pacific (Singapore). The United States area includes sales to both North and South America. The area of Europe, Middle East and Africa includes primarily sales to the North Sea with lesser sales to the Middle East and Africa. The Asia-Pacific area includes sales primarily to Australia, Thailand, Malaysia and Indonesia.

  Revenues for each of these areas are dependent upon the ultimate sale of products and services to the Company's customers. Revenues of the United States area are also influenced by its sale of products to the European and Asia-Pacific subsidiaries. Accordingly, the operating incomes of each area are closely tied to third-party sales, and the operating income of the United States area is also dependent upon its level of intercompany sales.

CURRENCY RISK

  Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling and the Norwegian kroner. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract and by contractual purchase price adjustments based on an exchange rate formula related to U.S. dollars. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 1995, 1996 and 1997, the Company had exchange gains of $0, approximately $163,000 and approximately $1 million, respectively. The gain in 1997 was primarily related to debt which was repaid in 1997. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. Historically, the Company has not conducted business in countries that limit repatriation of earnings. However, as the Company expands its international operations, it may begin operating in countries that have such limitations. Further, there can be no assurance that the countries in which the Company currently operates will not adopt policies limiting repatriation of earnings in the future. The Company also has significant investments in countries other than the United States, principally its manufacturing operations in Aberdeen, Scotland and, to a lesser extent, Singapore. The functional currency of these foreign operations is the local currency and, accordingly, financial statement assets and liabilities are translated at current exchange rates. Resulting translation adjustments are reflected as a separate component of stockholders' equity and have no current effect on earnings or cash flow.

YEAR 2000

  The Company has assessed and continues to assess the impact of the Year 2000 issue on its operations, including the development and implementation of project plans and cost estimates required to make its information systems infrastructure Year 2000 compliant. Based on existing information, the Company believes that anticipated spending necessary to become Year 2000 compliant will not have a material effect on the financial position, cash flows or results of operations of the Company, nor will the Year 2000 issues cause any material adverse effect on the future business operations of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share ("EPS"). The Company adopted this standard in 1997 and EPS computations under SFAS No. 128 are reflected herein. There were no effects on previously reported amounts.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes new rules for the reporting and display of comprehensive income. Adoption of SFAS No. 130 will have no impact on the Company's net income or financial position. SFAS No. 130 would require Dril-Quip's foreign currency translation adjustments, which are currently reported in stockholders' equity, to be added to net income to determine total comprehensive income and for such amounts to be disclosed.

  In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments in both annual and interim financial statements. SFAS No. 131 also establishes standards for disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 retroactively in 1998 and the standards and disclosure required thereby are not expected to significantly affect the current disclosure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  20
Consolidated Statements of Income for the Three Years in the Period Ended
 December 31, 1997........................................................  21
Consolidated Balance Sheets as of December 31, 1996 and 1997..............  22
Consolidated Statements of Cash Flows for the Three Years in the Period
 Ended December 31, 1997..................................................  23
Consolidated Statements of Changes in Stockholders' Equity for the Three
 Years in the Period Ended December 31, 1997..............................  24
Notes to Consolidated Financial Statements................................  25

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Dril-Quip, Inc.

  We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc., as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dril-Quip, Inc., at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Houston, Texas
March 6, 1998

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     YEAR ENDED DECEMBER 31
                                                --------------------------------
                                                   1995       1996       1997
                                                ---------- ---------- ----------
                                                  (IN THOUSANDS, EXCEPT SHARE
                                                            AMOUNTS)
Revenues....................................... $  108,390 $  115,864 $  146,823
Cost and expenses:
  Cost of sales................................     76,471     77,863     99,800
  Selling, general, and administrative.........     13,597     15,031     16,313
  Engineering and product development..........      5,769      6,971      9,158
                                                ---------- ---------- ----------
                                                    95,837     99,865    125,271
                                                ---------- ---------- ----------
Operating income...............................     12,553     15,999     21,552
Interest expense...............................      2,944      2,647      2,027
                                                ---------- ---------- ----------
Income before income taxes.....................      9,609     13,352     19,525
Income tax provision...........................      3,023      4,234      6,587
                                                ---------- ---------- ----------
Net income..................................... $    6,586 $    9,118 $   12,938
                                                ========== ========== ==========
Earnings per share:
  Basic........................................ $      .46 $      .63 $      .87
                                                ========== ========== ==========
  Fully diluted................................ $      .46 $      .63 $      .87
                                                ========== ========== ==========
Weighted average shares
  Basic........................................ 14,370,000 14,370,000 14,881,986
                                                ========== ========== ==========
  Fully diluted................................ 14,370,000 14,370,000 14,895,222
                                                ========== ========== ==========



        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31
                                                             -----------------
                           ASSETS                              1996     1997
                           ------                            -------- --------
                                                              (IN THOUSANDS)
Current assets:
  Cash and cash equivalents................................. $  1,361 $ 32,612
  Trade receivables.........................................   25,514   27,336
  Inventories...............................................   51,571   52,436
  Deferred taxes............................................    3,739    3,694
  Prepaids and other current assets.........................      789      657
                                                             -------- --------
    Total current assets....................................   82,974  116,735
Property, plant, and equipment, net.........................   31,384   35,814
Other assets................................................      419      372
                                                             -------- --------
    Total assets............................................ $114,777 $152,921
                                                             ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Accounts payable.......................................... $ 14,965 $ 15,354
  Current maturities of long-term debt......................    3,537      210
  Accrued income taxes......................................    2,712    1,176
  Customer prepayments......................................    7,215    4,324
  Accrued compensation......................................    2,737    3,098
  Other accrued liabilities.................................    2,284    3,200
                                                             -------- --------
    Total current liabilities...............................   33,450   27,362
Long-term debt..............................................   28,999      308
Deferred taxes..............................................    1,446    1,090
                                                             -------- --------
    Total liabilities.......................................   63,895   28,760
Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized at $0.01 par
   value (none issued)......................................       --       --
  Common stock:
   50,000,000 shares authorized at $0.01 par value,
    14,370,000 and 17,245,000, respectively, issued and
    outstanding.............................................      144      172
  Additional paid-in capital................................       --   63,291
  Retained earnings.........................................   49,652   62,590
  Foreign currency translation adjustment...................    1,086   (1,892)
                                                             -------- --------
    Total stockholders' equity..............................   50,882  124,161
                                                             -------- --------
    Total liabilities and stockholders' equity.............. $114,777 $152,921
                                                             ======== ========

        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31
                                                   --------------------------
                                                    1995     1996      1997
                                                   -------  -------  --------
                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Net income........................................ $ 6,586  $ 9,118  $ 12,938
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization...................   4,648    4,388     4,989
  Gain on sale of equipment.......................    (111)     (82)       (9)
  Deferred income taxes...........................    (426)    (505)     (189)
  Changes in operating assets and liabilities:
    Trade receivables.............................  (4,025)  (4,553)   (2,822)
    Inventories...................................  (6,663) (10,815)   (2,763)
    Prepaids and other assets.....................     556     (144)      133
    Trade accounts payable and accrued expenses...   5,901    7,778    (1,952)
                                                   -------  -------  --------
Net cash provided by operating activities.........   6,466    5,185    10,325
INVESTING ACTIVITIES
Purchase of property, plant, and equipment........  (6,184)  (7,228)  (10,375)
Proceeds from sale of equipment...................     525      222       135
                                                   -------  -------  --------
Net cash used in investing activities.............  (5,659)  (7,006)  (10,240)
FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-
 term borrowings..................................   3,436    4,564     4,373
Principal payments on long-term debt..............  (2,823)  (3,203)  (36,307)
Dividends paid....................................     (53)    (100)       --
Proceeds from sale of stock.......................      --       --    63,320
                                                   -------  -------  --------
Net cash provided by financing activities.........     560    1,261    31,386
Effect of exchange rate changes on cash activi-
 ties.............................................    (232)    (658)     (220)
                                                   -------  -------  --------
Increase (decrease) in cash.......................   1,135   (1,218)   31,251
Cash at beginning of period.......................   1,444    2,579     1,361
                                                   -------  -------  --------
Cash at end of period............................. $ 2,579  $ 1,361  $ 32,612
                                                   =======  =======  ========


        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            UNREALIZED
                                   COMMON PAID-IN RETAINED  TRANSLATION
                                   STOCK  CAPITAL EARNINGS  ADJUSTMENT   TOTAL
                                   ------ ------- --------  ----------- --------
                                                  (IN THOUSANDS)
Balance at December 31, 1994......  144   $    -- $34,101     $(1,342)  $ 32,903
  Net income......................   --        --   6,586          --      6,586
  Translation adjustment..........   --        --      --          65         65
  Dividends ($.004 per share).....   --        --     (53)         --        (53)
                                    ---   ------- -------     -------   --------
Balance at December 31, 1995......  144        --  40,634      (1,277)    39,501
  Net income......................   --        --   9,118          --      9,118
  Translation adjustment..........   --        --      --       2,363      2,363
  Dividends ($.007 per share).....   --        --    (100)         --       (100)
                                    ---   ------- -------     -------   --------
Balance at December 31, 1996......  144        --  49,652       1,086     50,882
  Common stock offering...........   28    63,291      --          --     63,319
  Net income......................   --        --  12,938          --     12,938
  Translation adjustment..........   --        --      --      (2,978)    (2,978)
                                    ---   ------- -------     -------   --------
Balance at December 31, 1997......  172   $63,291 $62,590     $(1,892)  $124,161
                                    ===   ======= =======     =======   ========


        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. ORGANIZATION

  Dril-Quip, Inc. (the "Company"), manufactures offshore drilling and production equipment, which is well suited for use in deepwater, harsh environment and severe service applications. The Company's principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connector and diverters for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products. The Company has three subsidiaries that manufacture and market the Company's products abroad. Dril-Quip (Europe) Limited is located in Aberdeen, Scotland, with branches in Norway, Holland, and Denmark. Dril-Quip Asia Pacific PTE Ltd. is located in Singapore. DQ Holdings PTY Ltd. is located in Perth, Australia.

2. SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and cash equivalents

  Short term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents. At December 31, 1997, cash and cash equivalents include $30,235,000 invested in United States Treasury money market funds.

 Inventories

  The Company's inventories are reported at the lower of cost (first-in, first-out method) or market.

 Property, Plant, and Equipment

  Property, plant, and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.

 Income Taxes

  The Company accounts for income taxes using the liability method. Deferred income taxes are provided on income and expenses which are reported in different periods for income tax and financial reporting purposes.

                                DRIL-QUIP, INC.

                               DECEMBER 31, 1997

 Revenue Recognition

  The Company delivers most of its products on an as-needed basis by its customers and records revenues as the products are shipped. Certain revenues are derived from long-term contracts which generally require more than one year to fulfill. Revenues and profits on long-term contracts are recognized under the percentage-of-completion method based on a cost-incurred basis. Losses, if any, on contracts are recognized when they become known. Contracts for long-term projects contain provisions for customer progress payments. Payments in excess of revenues recognized are included as a customer prepayment liability. At December 31, 1997, trade receivables included $1,900,000 in unbilled revenue and inventories have been reduced by $3,700,000 for activities relating to long-term contracts.

 Foreign Currency

  The financial statements of foreign subsidiaries are translated into U.S. dollars at current exchange rates except for revenues and expenses, which are translated at average rates during each reporting period. Translation adjustments are reflected as a separate component of shareholders' equity and have no current effect on earnings or cash flows. These adjustments amounted to a gain of $65,000 in 1995, a gain of $2,363,000 in 1996 and, a loss of $2,978,000 in 1997, net of allocated income taxes of $37,000, $458,000, and $772,000, respectively.

  Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange gains were approximately $-0- in 1995, $163,000 in 1996, and $1,080,000 in 1997, net of income taxes. These amounts are included in the consolidated statements of income.

 Earnings Per Share

  All earnings per share amounts have been presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which replaced primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 had no impact on the prior-period amounts.

 Stock-Based Compensation

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123. "Accounting For Stock Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for stock options granted under the Company's incentive plan.

 Fair Value of Financial Instruments

  The Company's financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values.

 Concentration of Credit Risk

  Financial instruments which subject the Company to concentrations of credit risk consist principally of trade receivables. The Company grants credit to its customers which operate primarily in the oil and gas industry. The Company performs periodic credit evaluations of its customer's financial condition and generally does not require collateral. The Company maintains reserves for potential losses and such losses have historically been within management's expectations.

                                DRIL-QUIP, INC.

                               DECEMBER 31, 1997

3. INVENTORIES

  Inventories consist of the following:

                                                                  DECEMBER 31
                                                                ---------------
                                                                 1996    1997
                                                                ------- -------
                                                                (IN THOUSANDS)
      Raw materials and supplies............................... $15,164 $13,178
      Work in progress.........................................  13,356  14,766
      Finished goods and purchased supplies....................  23,051  24,492
                                                                ------- -------
                                                                $51,571 $52,436
                                                                ======= =======

4. PROPERTY, PLANT, AND EQUIPMENT

  Property, plant, and equipment consist of:

                                                     ESTIMATED    DECEMBER 31
                                                      USEFUL    ---------------
                                                       LIVES     1996    1997
                                                    ----------- ------- -------
                                                                (IN THOUSANDS)
      Land and improvements........................ 10-25 years $ 6,910 $ 6,826
      Buildings.................................... 15-40 years  14,759  15,987
      Machinery and equipment......................  3-10 years  39,051  46,236
                                                                ------- -------
                                                                 60,720  69,049
      Less accumulated depreciation................              29,336  33,235
                                                                ------- -------
                                                                $31,384 $35,814
                                                                ======= =======

5. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                   DECEMBER 31
                                                                   ------------
                                                                    1996   1997
                                                                   ------- ----
                                                                       (IN
                                                                    THOUSANDS)
      Revolving lines of credit................................... $16,600 $ --
      Notes payable to bank.......................................  15,502   --
      Other.......................................................     434  518
                                                                   ------- ----
                                                                    32,536  518
      Less current portion........................................   3,537  210
                                                                   ------- ----
                                                                   $28,999 $308
                                                                   ======= ====

  Balances outstanding on the revolving lines of credit and notes payable to banks were paid in full during 1997 with part of the proceeds from the Company's initial public offering. The revolving line of credit facility was terminated upon repayment. The remaining debt consists of equipment financing agreements.

  Interest paid on long-term debt for the years ended December 31, 1995, 1996, and 1997 was $2,883,000, $2,695,000, and $2,562,681, respectively. At December
31, 1996, the average interest rate of short-term borrowings was 8.65%.

  Scheduled maturities of long-term debt are as follows: 1998--$210,000; 1999--$158,000; 2000--$89,000; 2001--$49,000; 2002--$12,000; and thereafter--
$0.

                                DRIL-QUIP, INC.

                               DECEMBER 31, 1997

6. INCOME TAXES

  Income before income taxes consisted of the following:

                                                           1995   1996    1997
                                                          ------ ------- -------
                                                              (IN THOUSANDS)
      Domestic........................................... $5,634 $ 9,068 $13,547
      Foreign............................................  3,975   4,284   5,978
                                                          ------ ------- -------
        Total............................................ $9,609 $13,352 $19,525
                                                          ====== ======= =======

  The income tax provision consists of the following:

                                                          1995    1996    1997
                                                         ------  ------  ------
                                                            (IN THOUSANDS)
      Current:
        Federal......................................... $2,671  $3,408  $4,640
        Foreign.........................................    778   1,331   2,258
                                                         ------  ------  ------
          Total current.................................  3,449   4,739   6,898
      Deferred:
        Federal.........................................   (825)   (505)     55
        Foreign.........................................    399      --    (366)
                                                         ------  ------  ------
          Total deferred................................   (426)   (505)   (311)
                                                         ------  ------  ------
                                                         $3,023  $4,234  $6,587
                                                         ======  ======  ======

  The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

                                                               1995  1996  1997
                                                               ----  ----  ----
      Federal income tax statutory rate....................... 34.0% 34.0% 35.0%
      Benefit of foreign sales corporation.................... (1.4) (1.8) (1.2)
      Other................................................... (1.1)  (.5)  (.1)
                                                               ----  ----  ----
      Effective tax rate...................................... 31.5% 31.7% 33.7%
                                                               ====  ====  ====

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                   DECEMBER 31
                                                                  -------------
                                                                   1996   1997
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
      Deferred tax liability:
        Fixed assets............................................. $1,446 $1,090
      Deferred tax assets:
        Deferred profit on intercompany sales....................  2,499  2,704
        Other--net...............................................  1,240    990
                                                                  ------ ------
      Total deferred tax assets..................................  3,739  3,694
                                                                  ------ ------
      Net deferred tax asset..................................... $2,293 $2,604
                                                                  ====== ======

                                DRIL-QUIP, INC.

                               DECEMBER 31, 1997

  Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

  The Company paid approximately $1,909,000, $4,314,000, and $7,143,000 in income taxes in 1995, 1996, and 1997, respectively.

7. EMPLOYEE BENEFIT PLANS

  The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant's eligible contributions for the plan year up to a specified percentage of the participant's annual compensation. The Company's contribution expense was $501,000, $548,000, and $600,672 in 1995, 1996, and
1997, respectively.

8. COMMITMENTS AND CONTINGENCIES

  The Company leases certain office, shop, and warehouse facilities; automobiles; and equipment, and expenses all lease payments when incurred. Total lease expense incurred was $923,000, $853,000, and $770,543 in 1995, 1996, and 1997, respectively. Annual minimum lease commitments at December 31, 1997 are as follows: 1998--$511,899; 1999--$335,862; 2000--$143,304; and
2001--$3,719.

  The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risk customarily attendant to international operations and dependency on the condition of the oil and gas industry. Additionally, products of the Company are used in potentially hazardous drilling, completion, and production applications that can cause personal injury, product liability, and environmental claims. Although exposure to such risk has not resulted in any significant problems in the past, there can be no assurance that future developments will not adversely impact the Company.

9. STOCKHOLDERS' EQUITY

  In August 1996, the Company revised its capital structure and retired all outstanding common stock and issued new common stock. Additionally, in 1997, the Company effected a recapitalizaton wherein each outstanding share of its non-voting common stock was converted into 0.95 shares of its voting common stock. Thereafter, each outstanding share of its voting common stock was converted into 15.12472 shares of voting common stock, resulting in 14,370,000 outstanding shares. Dril-Quip, Inc., a Texas corporation, was then merged (the "Merger") into Dril-Quip, Inc., a Delaware corporation, resulting in the Company's reincorporation from Texas to Delaware. These changes in the capital structure have been retroactively reflected in the financial statements. Earnings per share and dividends per share in prior years have been restated to reflect the change in the capital structure.

  In October 1997, the Company completed its initial public offering of 5,750,000 shares of its common stock (the "Offering") at a public offering price of $24.00 per share. Of the 5,750,000 shares, 2,875,000 shares were sold by the Company and 2,875,000 shares were sold by certain selling stockholders of the Company. The Offering provided the Company with proceeds of approximately $63 million, net of expenses.

  Under a Stockholder Rights Plan adopted by the Board of Directors in 1997, each share of common stock includes one Right to purchase from the Company a unit consisting of one one-hundredth of a share (a "Fractional Share") of Series A Junior Participating Preferred Stock at a specified purchase price per Fractional Share, subject to adjustment in certain events. The Rights will cause substantial dilution to any person or group that attempts to acquire the Company without the approval of the Company's Board of Directors.

                                DRIL-QUIP, INC.

                               DECEMBER 31, 1997

10. GEOGRAPHIC AREAS

                                                     1995      1996      1997
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Revenues
United States:
  Domestic........................................ $ 31,945  $ 36,759  $ 58,169
  Export..........................................    5,938     7,561     7,447
  Intercompany....................................   30,243    28,188    22,260
                                                   --------  --------  --------
    Total United States...........................   68,126    72,508    87,876
Europe, Middle East, and Africa...................   52,978    54,728    61,742
Asia-Pacific......................................   18,150    16,944    20,119
Eliminations......................................  (30,864)  (28,316)  (22,914)
                                                   --------  --------  --------
    Total......................................... $108,390  $115,864  $146,823
                                                   ========  ========  ========
Operating Income
United States..................................... $ 10,944  $ 13,693  $ 13,656
Europe, Middle East, and Africa...................    2,948     3,309     5,026
Asia-Pacific......................................    2,113     1,825     2,610
Eliminations......................................   (3,452)   (2,828)      260
                                                   --------  --------  --------
    Total......................................... $ 12,553  $ 15,999  $ 21,552
                                                   ========  ========  ========
Identifiable Assets
United States..................................... $ 44,627  $ 50,664  $ 93,259
Europe, Middle East, and Africa...................   39,823    59,564    51,904
Asia-Pacific......................................   12,730     9,700    12,779
Eliminations......................................   (3,994)   (5,151)   (5,021)
                                                   --------  --------  --------
    Total......................................... $ 93,186  $114,777  $152,921
                                                   ========  ========  ========

  Export sales from the United States to unaffiliated customers consist of sales to South America, Latin America, and Canada. Europe sales are primarily to the North Sea, with lesser sales to Africa and the Middle East, while Asia-Pacific's sales are primarily to Australia, Thailand, Malaysia, and Indonesia.

  Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third-party customers.

  One of the Company's customers, the Royal Dutch Shell Group of Companies, accounted for approximately 11%, 19% and 11% of consolidated sales in 1995, 1996, and 1997, respectively.

                                DRIL-QUIP, INC.

                               DECEMBER 31, 1997

11. EMPLOYEE STOCK OPTION PLAN AND AWARDS

  On September 19, 1997, the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan. The Company reserved 1,700,000 shares of Common Stock for use in connection with the Incentive Plan. Persons eligible for awards under the Incentive Plan are employees holding positions of responsibility with the Company or any of its subsidiaries. On the date of the Offering, options under the Incentive Plan were granted to certain employees of the Company to purchase a total of 411,250 shares of Common Stock at an exercise price per share equal to the Offering price per share. All options have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant.

  Under SFAS No. 123, pro forma information is required to reflect the estimated effect on net income and earnings per share as if the Company had accounted for the stock options and other awards granted using the fair value method described in that Statement. The fair value was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions: a risk free rate of 6%, a volatility factor of the expected market price of the Company's common stock of .350; and an expected life of the options of 5 years. These assumptions resulted in a grant date fair value for the options of $9.83 per share. For purposes of the pro forma disclosures, the estimated fair value is amortized to expense over the awards' vesting period. The amortization of this expense would have less than a 1% effect on net income and earnings per share.

12. QUARTERLY RESULTS OF OPERATIONS: (UNAUDITED)

                                 QUARTER ENDED
                      ------------------------------------
                      MARCH 31  JUNE 30  SEPT. 30  DEC. 31
                      --------  -------  --------  -------
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
1997
Revenues..........    $34,216   $34,454  $38,003   $40,150
Operating income..      3,988     5,008    5,960     6,596
Net income........      2,256     2,857    3,520     4,306
Earnings per
 share:
  Basic(1)........       0.16      0.20     0.24      0.26
  Diluted(1)......       0.16      0.20     0.24      0.26
1996
Revenues..........    $25,155   $30,191  $27,855   $32,663
Operating income..      3,173     4,073    3,570     5,183
Net income........      1,733     2,327    1,993     3,065
Earnings per
 share:
  Basic...........       0.12      0.16     0.14      0.21
  Diluted.........       0.12      0.16     0.14      0.21

--------
(1) The sum of the quarterly per share amounts does not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is set forth under the captions "Election of Directors" and "--Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement (the "1998 Proxy Statement") for its annual meeting of shareholders to be held on May 14, 1998, which sections are incorporated herein by reference.

  Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is set forth in the section entitled "Election of Directors--Executive Compensation" in the 1998 Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

  The information required by this item is set forth in the section entitled "Election of Directors--Certain Transactions" in the 1998 Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

  All financial statements of the registrant are set forth under Item 8 of this Annual Report on Form 10-K.

  (a)(2) Financial Statement Schedules

  All schedules and other statements for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

  (a)(3) Exhibits

 EXHIBIT
   NO.                                 DESCRIPTION
 ------- ----------------------------------------------------------------------
  *2.1   --Agreement and Plan of Merger by and Between Dril-Quip, Inc., a Texas
          corporation, and Dril-Quip, Inc., a Delaware corporation
          (Incorporated herein by reference to Exhibit 2.1 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-33447)).
  *3.1   --Restated Certificate of Incorporation of the Company (Incorporated
          herein by reference to Exhibit 3.2 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-33447)).
  *3.2   --Bylaws of the Company (Incorporated herein by reference to Exhibit
          3.3 to the Company's Registration Statement on Form S-1 (Registration
          No. 333-33447)).
  *3.3   --Certificate of Designations for Series A Junior Participating
          Preferred Stock (Incorporated herein by reference to Exhibit 3.3 to the Company's Report on Form 10-Q for the Quarter ended
          September 30, 1997).
  *4.1   --Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement
          on Form S-1 (Registration No. 333-33447)).
  *4.2   --Registration Rights Agreement among Dril-Quip, Inc. and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the
          Company's Registration Statement on Form S-1 (Registration No.
          333-33447)).
  *4.3   --Rights Agreement between Dril-Quip, Inc. and ChaseMellon Shareholder
          Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1
          (Registration No. 333-33447)).
 *10.1   --Credit Agreement between Bank One Texas, National Association and
          Dril-Quip, Inc., dated March 30, 1994 (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-33447)).
 *10.2   --First Amendment to Credit Agreement between Dril-Quip, Inc. and Bank
          One Texas, National Association, dated December 20, 1994
          (Incorporated herein by reference to Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-33447)).
 *10.3   --Second Amendment to Credit Agreement between Dril-Quip, Inc. and
          Bank One Texas, National Association, dated December 13, 1995
          (Incorporated herein by reference to Exhibit 10.3 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-33447)).
 *10.4   --Third Amendment to Credit Agreement between Dril-Quip, Inc. and Bank
          One Texas, National Association, dated February 14, 1997
          (Incorporated herein by reference to Exhibit 10.4 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-33447)).
 *10.5   --Credit Agreement between Bank One Texas, National Association, and
          Dril-Quip (Europe) Ltd., dated March 30, 1994 (Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-33447)).

 EXHIBIT
   NO.                                 DESCRIPTION
 ------- ----------------------------------------------------------------------
  *10.6  --First Amendment to Credit Agreement between Dril-Quip (Europe) Ltd.
          and Bank One Texas, National Association, dated December 20, 1994
          (Incorporated herein by reference to Exhibit 10.6 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-33447)).
  *10.7  --Second Amendment to Credit Agreement between Dril-Quip (Europe) Ltd.
          and Bank One Texas, National Association, dated December 13, 1995
          (Incorporated herein by reference to Exhibit 10.7 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-33447)).
  *10.8  --Third Amendment to Credit Agreement between Dril-Quip (Europe) Ltd.
          and Bank One Texas, National Association, dated February 14, 1997
          (Incorporated herein by reference to Exhibit 10.8 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-33447)).
  *10.9  --Loan Agreement between Dril-Quip (Europe) Ltd. and the Bank of
          Scotland, dated June 7, 1996 (Incorporated herein by reference to
          Exhibit 10.9 to the Company's Registration Statement on Form S-1
          (Registration No. 333-33447)).
  *10.10 --Loan Agreement between Dril-Quip (Europe) Ltd. and the Bank of
          Scotland, dated September 19, 1994 (Incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1
          (Registration No. 333-33447)).
  *10.11 --Loan Agreement between Dril-Quip (Europe) Ltd. and the Bank of
          Scotland, dated December 12, 1991 (Incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1
          (Registration No. 333-33447)).
 +*10.12 --Form of Employment Agreement between Dril-Quip, Inc. and each of
          Messrs. Reimert, Smith and Walker (Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1
          (Registration No. 333-33447)).
 +*10.13 --Dril-Quip, Inc. 1997 Incentive Plan (Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-33447)).
   21.1  --Subsidiaries of the Registrant.
   23.1  --Consent of Ernst & Young LLP.
   27.1  --Financial Data Schedule.

--------

*  Incorporated herein by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

  (b) Reports on Form 8-K

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 1998.

                                          DRIL-QUIP, INC.

                                                  /s/ Larry E. Reimert
                                          By:__________________________________
                                                    Larry E. Reimert
                                              Co-Chairman of the Board of
                                              Directors
                                              and Principal Financial Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                NAME                       CAPACITY                  DATE

        /s/ J. Mike Walker           Co-Chairman of the        March 20, 1998
-----------------------------------   Board and Director
          J. Mike Walker              (Co-Principal
                                      Executive Officer)

       /s/ Larry E. Reimert          Co-Chairman of the        March 20, 1998
-----------------------------------   Board and Director
         Larry E. Reimert             (Co-Principal
                                      Executive Officer
                                      and Principal
                                      Financial Officer)

         /s/ Gary D. Smith           Co-Chairman of the        March 20, 1998
-----------------------------------   Board and Director
           Gary D. Smith              (Co-Principal
                                      Executive Officer)

        /s/ Jerry M. Brooks          Chief Accounting          March 20, 1998
-----------------------------------   Officer (Principal
          Jerry M. Brooks             Accounting Officer)

       /s/ Gary W. Loveless          Director                  March 20, 1998
-----------------------------------
         Gary W. Loveless

      /s/ James M. Alexander         Director                  March 20, 1998
-----------------------------------
        James M. Alexander