Form 10-Q
period 1998-03-31
DRIL-QUIP INC
filed 1998-05-13
CIK 1042893

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q


(MARK ONE)

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED MARCH 31, 1998 OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-13439

                                DRIL-QUIP, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                              74-2162088
------------------------------------            ------------------
    (State or other jurisdiction                 (I.R.S. Employer
 of incorporation or organization)                Identification No.)

                            13550 HEMPSTEAD HIGHWAY
                                HOUSTON, TEXAS
                                     77040
           ---------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (713) 939-7711
           ---------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]      NO [ ]

As of May 13, 1998, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 17,245,000.

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                          CONSOLIDATED BALANCE SHEETS

                              ASSETS                       December 31,    March 31,
                              ------                           1997          1998
                                                           -------------   ----------
                                                                 (In Thousands)
Current assets:
  Cash and cash equivalents                                    $ 32,612     $ 26,845
  Trade receivables                                              27,336       33,147
  Inventories                                                    52,436       50,296
  Deferred taxes                                                  3,694        3,987
  Prepaids and other current assets                                 657        1,224
                                                               --------     --------
    Total current assets                                        116,735      115,499

Property, plant and equipment, net                               35,814       42,184

Other assets                                                        372          279
                                                               --------     --------
    Total assets                                               $152,921     $157,962
                                                               ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                             $ 15,354     $ 14,862
  Current maturities of long-term debt                              210          184
  Accrued income taxes                                            1,176        3,054
  Customer prepayments                                            4,324        4,852
  Accrued compensation                                            3,098        2,457
  Other accrued liabilities                                       3,200        1,894
                                                               --------     --------

    Total current liabilities                                    27,362       27,303

Long-term debt                                                      308          274
Deferred taxes                                                    1,090        1,093
                                                               --------     --------
    Total liabilities                                            28,760       28,670

Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized at $0.01 par
    value (none issued)                                              --           --
  Common stock:
    50,000,000 shares authorized at $0.01 par value,
    17,245,000 shares issued and outstanding                        172          172
  Additional paid-in capital                                     63,291       63,291
  Retained earnings                                              62,590       66,719
  Foreign currency translation adjustment                        (1,892)        (890)
                                                               --------     --------
    Total stockholders' equity                                  124,161      129,292
                                                               --------     --------
    Total liabilities and stockholders' equity                 $152,921     $157,962
                                                               ========     ========


       The accompanying notes are an integral part of these statements.

                                 DRIL-QUIP INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                                             Three months ended March 31,
                                         -------------------------------------
                                               1997                1998
                                         -----------------   -----------------
                                         (In Thousands, Except Share Amounts)
Revenues                                       $    34,215        $    40,816
Cost and expenses:
  Cost of sales                                     24,635             27,283
  Selling, general and administrative                3,701              4,936
  Engineering and product development                1,890              2,671
                                               -----------        -----------
                                                    30,226             34,890
                                               -----------        -----------

Operating income                                     3,989              5,926
Interest expense (income)                              668               (378)
                                               -----------        -----------
Income before income taxes                           3,321              6,304
Income tax provision                                 1,065              2,175
                                               -----------        -----------
Net income                                     $     2,256        $     4,129
                                               ===========        ===========

Earnings per share:
  Basic                                              $0.16              $0.24
                                               ===========        ===========
  Fully diluted                                      $0.16              $0.24
                                               ===========        ===========

Weighted average shares:
  Basic                                         14,370,000         17,245,000
                                               ===========        ===========
  Fully diluted                                 14,370,000         17,300,000
                                               ===========        ===========



        The accompanying notes are an integral part of these statements

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three months ended March 31,
                                                                 ------------------------------
                                                                     1997             1998
                                                                 -------------   --------------
                                                                          (In Thousands)
OPERATING ACTIVITIES
Net income                                                            $ 2,256          $ 4,129
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                       1,288            1,265
    Gain on sale of equipment                                             (31)              (2)
    Deferred income taxes                                                (408)            (290)
    Changes in operating assets and liabilities:
       Trade receivables                                               (3,616)          (5,438)
       Inventories                                                      2,879            2,759
       Prepaids and other assets                                           92             (460)
       Trade accounts payable and accrued expenses                     (1,707)            (298)
                                                                      -------          -------
Net cash provided by operating activities                                 753            1,665

INVESTING ACTIVITIES
Purchase of property, plant, and equipment                             (1,869)          (7,597)
Proceeds from sale of equipment                                            31              179
                                                                      -------          -------
Net cash used in investing activities                                  (1,838)          (7,418)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term
  borrowings                                                            1,773                0
Principal payments on long-term debt                                     (886)             (63)
                                                                      -------          -------
Net cash provided by (used in) financing activities                       887              (63)
Effect of exchange rate changes on cash activities                        382               49
                                                                      -------          -------
Increase (decrease) in cash                                               184           (5,767)
Cash at beginning of period                                             1,361           32,612
                                                                      -------          -------
Cash at end of period                                                 $ 1,545          $26,845
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

     The consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 1997, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 1998, and the results of operations and the cash flows for each of the three-month periods ended March 31, 1997 and 1998. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   INVENTORIES

     Inventories consist of the following:

                                                         (Unaudited)
                                           December 31,    March 31,
                                               1997          1998
                                           -------------   ---------
                                                 (In Thousands)

Raw materials and supplies                      $13,178      $10,024
Work in progress                                 14,766       14,578
Finished goods and purchased supplies            24,492       25,694
                                                -------      -------
                                                $52,436      $50,296
                                                =======      =======

3.   USE OF PROCEEDS

     On October 28, 1997, the Company sold 2,875,000 shares of common stock in an initial public offering (the "Offering"). The net proceeds to the Company from the Offering were approximately $63 million. The Company is using these proceeds for a three-year capital expansion program to increase manufacturing capacity, improve and expand facilities and manufacture additional running tools for rental. The Company plans to expand its manufacturing capacity by approximately 90% during the three-year period 1997 through 1999, approximately two-thirds of which is expected to be completed by the end of 1998. Pending application of the proceeds for these purposes, the Company used approximately $30 million to repay its bank indebtedness in full during late October and November 1997. The balance of the proceeds will be used for working capital and excess cash is being invested in short-term investment grade securities.

4.   COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     During the first quarter of 1998 and 1997, total comprehensive income amounted to $5.1 million and $1.1 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere herein, and with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     Historically, Dril-Quip recognized revenues upon the delivery of completed product. Beginning in 1997, the Company has been involved with larger and more complex projects that have longer manufacturing times. The Company accounted for such projects on a percentage of completion basis. For the first three months of 1998, two projects representing approximately 17% of the Company's revenues were accounted for using percentage of completion accounting. The Company expects that this percentage may increase in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability. The Company historically has experienced some seasonality, with revenues and operating income slightly lower during the first and third quarters compared to the second and fourth quarters. The Company's revenues are affected by its customers' capital expenditure budgeting process, which generally results in lower revenues in the first quarter and higher revenues in the fourth quarter. The increase in revenues recognized using percentage of completion accounting may result in less fluctuation in revenues recognized from quarter to quarter.

     Foreign sales represent a significant portion of the Company's business. In the three months ended March 31, 1998, the Company generated approximately 60% of its revenues from foreign sales. In this period, approximately 75% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

     Income Tax Provision. Dril-Quip's effective tax rate has historically been lower than the statutory rate due to benefits from its foreign sales corporation. The Company expects that its effective tax rate will rise as its income increases.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                   Three Months Ended
                                                       March 31,
                                                  --------------------
                                                    1997        1998
                                                  ---------   --------
Revenues:
 Product Group                                        86.5%      87.9%
 Service Group                                        13.5%      12.1%
                                                     -----      -----
   Total                                             100.0%     100.0%
Cost of sales                                         72.0%      66.8%
Selling, general and administrative expenses          10.8%      12.1%
Engineering and product development expenses           5.5%       6.6%
                                                     -----      -----
Operating income                                      11.7%      14.5%
Interest expense                                       2.0%      (0.9)%
                                                     -----      -----
Income before income taxes                             9.7%      15.4%
Income tax provision                                   3.1%       5.3%
                                                     -----      -----
Net income                                             6.6%      10.1%
                                                     =====      =====

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

          Revenues. Revenues increased by $6.6 million, or 19%, to $40.8 million in the three months ended March 31, 1998 from $34.2 million in the three months ended March 31, 1997. This increase was due to increased domestic sales in the United States of $4.2 million, increased export sales from the United States to North and South America of $3.0 million and increased sales of $300,000 in the Asia-Pacific area. These increases were partially offset by decreased revenues from the European area of $900,000. In general, these revenue increases were the result of strong market demand, along with increased manufacturing capacity and an increase in sales of new products related to larger and longer term projects.

          Cost of Sales. Cost of sales increased $2.7 million, or 11%, to $27.3 million for the three months ended March 31, 1998 from $24.6 million for the same period in 1997. As a percentage of revenues, cost of sales was 72% and 67% for the three month periods ending March 31, 1997 and 1998, respectively. This improvement in cost of sales was mainly due to changes in the product mix and improving margins on project-related sales.

          Selling, General and Administrative Expenses. In the three months ended March 31, 1998, selling, general and administrative expenses increased by $1.2 million, or 33%, to $4.9 million from $3.7 million in the 1997 period. The increase was due to an increased number of personnel to support higher sales volumes and increased labor costs. Selling, general and administrative expenses increased as a percent of revenues from 11% to 12%.

          Engineering and Product Development Expenses. In the three months ended March 31, 1998, engineering and product development expenses increased by $780,000, or 41%, to $2.7 million from $1.9 million in the same period in 1997. The increase reflects an increased number of personnel and increased development testing related to new products.

          Interest Expense. Interest expense for the three months ended March 31, 1997 was approximately $668,000 as compared to interest income of $378,000 for the three month period ended March 31, 1998. This fluctuation of approximately $1.0 million resulted from the repayment of substantially all of the Company's bank debt during the fourth quarter of 1997.

          Net Income. Net income increased by approximately $1.87 million, or 83%, from $2.26 million in the three months ended March 31, 1997 to $4.13 million for the same period in 1998 for the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

          The primary liquidity needs of the Company are to fund capital expenditures and to fund working capital. Historically, the Company's principal sources of funds have been cash flow from operations and bank indebtedness. However, in October of 1997 the Company sold 2,875,000 shares of common stock in an initial public offering (the "Offering") which resulted in net proceeds to the Company of approximately $63 million. The Company is using the proceeds from the Offering for a three-year capital expansion program to increase manufacturing capacity, improve and expand facilities and manufacture additional running tools for rental. The Company plans to expand its manufacturing capacity by approximately 90% during the three-year period 1997 through 1999, approximately two-thirds of which is expected to be completed by the end of 1998. Pending application of the proceeds for these purposes, the Company used approximately $30 million to repay its bank indebtedness in full during late October and November 1997. The balance of the proceeds will be used for working capital and excess cash is being invested in short-term investment grade securities.

          Net cash provided by operating activities was approximately $750,000 and $1.7 million for the three months ended March 31, 1997 and 1998, respectively. Improvements in cash flow from operating activities are principally due to improved operating results, offset by increased working capital requirements attributable to increases in accounts receivable due to increased sales.

          Capital expenditures by the Company were $1.9 million and $7.6 million for the three months ended March 31, 1997 and 1998, respectively. Principal payments on long-term debt were approximately $900,000 and $63,000 for the three months ended March 31, 1997 and 1998, respectively.

          The Company believes that the remaining proceeds from the Offering and cash generated from operations will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements.

                           PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

          None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

          Use of Proceeds.

          In October 1997 the Company sold 2,875,000 shares of Common Stock in the Offering. The net proceeds to the Company from the Offering were $63.3 million. As of March 31, 1998, the Company had used such net proceeds as follows: (i) to repay $30 million of indebtedness outstanding under the Company's credit facilities and term loans, which constitutes repayment of such facilities in full, (ii) $7.7 million for the purchase of machinery and equipment and (iii) $25.6 million in temporary investments. None of such payments was a direct or indirect payment to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.  OTHER INFORMATION.

          Forward Looking Statements.

          The statements contained in all parts of this document, including, but not limited to, those relating to the Company's scheduled, budgeted and other future capital expenditures, use of Offering proceeds, working capital requirements, the availability of expected sources of liquidity to implement its business strategy, and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. These statements are based upon certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including but not limited to, those relating to the volatility of oil and natural gas prices and cyclicality of the oil and gas industry, the Company's international operations, operating risks, the Company's dependence on key employees, the Company's dependence on skilled machinists and technical personnel, the Company's reliance on product development and possible technological obsolescence, control by certain stockholders, the potential impact of governmental regulation and environmental matters, competition, reliance on significant customers and other factors detailed in the Registration Statement on Form S-1 (Registration No. 333-33447) filed in connection with the Offering and the Company's other filings with the Securities and Exchange Commission. Prospective investors are cautioned that any such statements are not guarantees of future performance, and that, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                                                       Description
--------------                                                       -----------
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

          *3.3   --Certificate of Designations for Series A Junior Participating Preferred Stock.

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

          27.1   --Financial Data Schedule.

-------------------------------------
*    Incorporated herein by reference as indicated.

     Reports on Form 8-K

     None.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 DRIL-QUIP, INC.


Date:  May 13, 1998              /s/ Larry E. Reimert
                                 -----------------------------
                                 Principal Financial Officer
                                 and Duly Authorized Signatory