Form 10-Q
period 1998-06-30
DRIL-QUIP INC
filed 1998-08-10
CIK 1042893

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED JUNE 30, 1998 OR
  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       COMMISSION FILE NUMBER 001-13439

                               ----------------

                                DRIL-QUIP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

              DELAWARE                               74-2162088
    (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

                            13550 HEMPSTEAD HIGHWAY
                             HOUSTON, TEXAS 77040
                                (713) 939-7711
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES  X NO

  As of August 10, 1998, the number of shares outstanding of the registrant's common stock,
                   par value $.01 per share, was 17,245,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31, JUNE 30,
                         ASSETS                              1997       1998
                         ------                          ------------ --------
                                                            (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.............................   $ 32,612   $ 29,045
  Trade receivables.....................................     27,336     33,926
  Inventories...........................................     52,436     52,148
  Deferred taxes........................................      3,694      4,249
  Prepaids and other current assets.....................        657      1,163
                                                           --------   --------
    Total current assets................................    116,735    120,531
Property, plant and equipment, net......................     35,814     48,156
Other assets............................................        372        274
                                                           --------   --------
    Total assets........................................   $152,921   $168,961
                                                           ========   ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable......................................   $ 15,354   $ 16,949
  Current maturities of long-term debt..................        210        169
  Accrued income taxes..................................      1,176      2,254
  Customer prepayments..................................      4,324      9,223
  Accrued compensation..................................      3,098      3,335
  Other accrued liabilities.............................      3,200      2,555
                                                           --------   --------
    Total current liabilities...........................     27,362     34,485
Long-term debt..........................................        308        244
Deferred taxes..........................................      1,090      1,090
                                                           --------   --------
    Total liabilities...................................     28,760     35,819
Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized at $0.01
   par value (none issued)..............................         --         --
  Common stock:
    50,000,000 shares authorized at $0.01 par value,
     17,245,000 shares issued and outstanding...........        172        172
  Additional paid-in capital............................     63,291     63,291
  Retained earnings.....................................     62,590     71,194
  Foreign currency translation adjustment...............     (1,892)    (1,515)
                                                           --------   --------
    Total stockholders' equity..........................    124,161    133,142
                                                           --------   --------
    Total liabilities and stockholders' equity..........   $152,921   $168,961
                                                           ========   ========

        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                        JUNE 30,               JUNE 30,
                                  ---------------------  ---------------------
                                     1997       1998        1997       1998
                                  ---------- ----------  ---------- ----------
                                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Revenues......................... $   34,454 $   44,888  $   68,669 $   85,704
Cost and expenses:
  Cost of sales..................     23,090     30,274      47,725     57,557
  Selling, general and
   administrative................      4,138      5,223       7,839     10,159
  Engineering and product
   development...................      2,219      2,883       4,109      5,554
                                  ---------- ----------  ---------- ----------
                                      29,447     38,380      59,673     73,270
                                  ---------- ----------  ---------- ----------
Operating income.................      5,007      6,508       8,996     12,434
Interest expense (income)........        732       (322)      1,400       (700)
                                  ---------- ----------  ---------- ----------
Income before income taxes.......      4,275      6,830       7,596     13,134
Income tax provision.............      1,418      2,356       2,483      4,531
                                  ---------- ----------  ---------- ----------
Net income....................... $    2,857 $    4,474  $    5,113 $    8,603
                                  ========== ==========  ========== ==========
Earnings per share:
  Basic.......................... $     0.20 $     0.26  $     0.36 $     0.50
                                  ========== ==========  ========== ==========
  Fully diluted.................. $     0.20 $     0.26  $     0.36 $     0.50
                                  ========== ==========  ========== ==========
Weighted average shares:
  Basic.......................... 14,370,000 17,245,000  14,370,000 17,245,000
                                  ========== ==========  ========== ==========
  Fully diluted.................. 14,370,000 17,311,000  14,370,000 17,305,000
                                  ========== ==========  ========== ==========


        The accompanying notes are an integral part of these statements

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ----------------
                                                               1997     1998
                                                              -------  -------
                                                              (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income.................................................. $ 5,113  $ 8,603
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.............................   2,608    2,550
   Gain on sale of equipment.................................    (126)      (8)
   Deferred income taxes.....................................    (336)    (552)
   Changes in operating assets and liabilities:
    Trade receivables........................................     502   (6,492)
    Inventories..............................................  (1,146)     620
    Prepaids and other assets................................     (18)    (401)
    Trade accounts payable and accrued expense...............  (4,160)   7,068
                                                              -------  -------
Net cash provided by operating activities....................   2,437   11,388
INVESTING ACTIVITIES
 Purchase of property, plant, and equipment..................  (3,603) (14,924)
 Proceeds from sale of equipment.............................     224      192
                                                              -------  -------
 Net cash used in investing activities.......................  (3,379) (14,732)
FINANCING ACTIVITIES
 Proceeds from revolving line of credit and long-term
  borrowings.................................................   1,773        0
 Principal payments on long-term debt........................  (1,769)    (105)
                                                              -------  -------
 Net cash provided by (used in) financing activities.........       4    ( 105)
 Effect of exchange rate changes on cash activities..........     343     (118)
                                                              -------  -------
 Increase (decrease) in cash.................................   ( 595)  (3,567)
 Cash at beginning of period.................................   1,361   32,612
                                                              -------  -------
 Cash at end of period....................................... $   766  $29,045
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

  The consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 1997, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 1998, the results of operations for each of the three and six-month periods ended June 30, 1998 and 1997 and the cash flows for each of the six-month periods ended June 30, 1998 and 1997. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. INVENTORIES

  Inventories consist of the following:

                                                                     (UNAUDITED)
                                                        DECEMBER 31,  JUNE 30,
                                                            1997        1998
                                                        ------------ -----------
                                                             (IN THOUSANDS)
Raw materials and supplies.............................   $13,178      $13,812
Work in progress.......................................    14,766       17,408
Finished goods and purchased supplies..................    24,492       20,928
                                                          -------      -------
                                                          $52,436      $52,148
                                                          =======      =======

                                DRIL-QUIP, INC.

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

  During the first six months of 1998 and 1997, total comprehensive income amounted to $9.0 million and $4.0 million, respectively. For the three-month periods ended June 30, 1998 and 1997, total comprehensive income equaled $3.9 million and $2.9 million, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  Historically, Dril-Quip recognized revenues upon the delivery of completed product. Beginning in 1997, the Company has been involved with larger and more complex projects that have longer manufacturing times. The Company accounted for such projects on a percentage of completion basis. For the first six months of 1998, two projects representing approximately 13% of the Company's revenues were accounted for using percentage of completion accounting. The Company expects that this percentage may increase in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability. The Company historically has experienced some seasonality, with revenues and operating income slightly lower during the first and third quarters compared to the second and fourth quarters. The Company's revenues are affected by its customers' capital expenditure budgeting process, which generally results in lower revenues in the first quarter and higher revenues in the fourth quarter. The increase in revenues recognized using percentage of completion accounting may result in less fluctuation in revenues recognized from quarter to quarter.

  Foreign sales represent a significant portion of the Company's business. In the six months ended June 30, 1998, the Company generated approximately 65% of its revenues from foreign sales. In this period, approximately 70% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                     THREE MONTHS   SIX MONTHS
                                                      ENDED JUNE    ENDED JUNE
                                                          30,           30,
                                                     ------------- -------------
                                                      1997   1998   1997   1998
                                                     ------ ------ ------ ------
Revenues:
  Product Group.....................................  84.7%  87.3%  85.6%  87.6%
  Service Group.....................................  15.3%  12.7%  14.4%  12.4%
                                                     ------ ------ ------ ------
    Total........................................... 100.0% 100.0% 100.0% 100.0%
Cost of sales.......................................  67.0%  67.5%  69.5%  67.2%
Selling, general and administrative expenses........  12.0%  11.6%  11.4%  11.8%
Engineering and product development expenses........   6.5%   6.4%   6.0%   6.5%
                                                     ------ ------ ------ ------
Operating income....................................  14.5%  14.5%  13.1%  14.5%
Interest expense....................................   2.1% (0.7)%   2.0% (0.8)%
                                                     ------ ------ ------ ------
Income before income taxes..........................  12.4%  15.2%  11.1%  15.3%
Income tax provision................................   4.1%   5.2%   3.6%   5.3%
                                                     ------ ------ ------ ------
Net income..........................................   8.3%  10.0%   7.5%  10.0%
                                                     ====== ====== ====== ======

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

  Revenues. Revenues increased by $10.4 million, or 30%, to $44.9 million in the three months ended June 30, 1998 from $34.5 million in the three months ended June 30, 1997. This increase was primarily due to increased domestic sales in the United States of $2.7 million, increased export sales from the United States to South America of $2.8 million, increased European sales of $2.1 million and increased sales of $2.4 million in the Asia-Pacific area. In general, these revenue increases were the result of increased manufacturing capacity and an increase in sales of new products related to larger and longer term projects.

  Cost of Sales. Cost of sales increased $7.2 million, or 31%, to $30.3 million for the three months ended June 30, 1998 from $23.1 million for the same period in 1997. As a percentage of revenues, cost of sales was 67.0% and 67.5% for the three month periods ending June 30, 1997 and 1998.

  Selling, General and Administrative Expenses. In the three months ended June 30, 1998, selling, general and administrative expenses increased by $1.1 million, or 26%, to $5.2 million from $4.1 million in the 1997 period. The increase was due to an increased number of personnel to support higher sales volumes and increased labor costs. Selling, general and administrative expenses decreased as a percentage of revenues from 12.0% to 11.6%.

  Engineering and Product Development Expenses. In the three months ended June 30, 1998, engineering and product development expenses increased by $664,000, or 30%, to $2.9 million from $2.2 million in the same period in 1997. The increase reflects an increased number of personnel and increased development testing related to new products.

  Interest Expense. Interest expense for the three months ended June 30, 1997 was approximately $732,000 as compared to interest income of $332,000 for the three month period ended June 30, 1998. This fluctuation of approximately $1.1 million resulted from the repayment of substantially all of the Company's bank debt during the fourth quarter of 1997.

  Net Income. Net income increased by approximately $1.61 million, or 56%, from $2.86 million in the three months ended June 30, 1997 to $4.47 million for the same period in 1998 for the reasons set forth above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

  Revenues. Revenues increased by $17.0 million, or 25%, to $85.7 million in the six months ended June 30, 1998 from $68.7 million in the six months ended June 30, 1997. This increase was primarily due to increased domestic sales in the United States of $6.9 million, increased export sales from the United States to South America of $6.0 million, increased European sales of $1.2 million and increased sales of $2.7 million in the Asia-Pacific area. In general, these revenue increases were the result of increased manufacturing capacity and an increase in sales of new products related to larger and longer term projects.

  Cost of Sales. Cost of sales increased $9.8 million, or 21%, to $57.5 million for the six months ended June 30, 1998 from $47.7 million for the same period in 1997. As a percentage of revenues, cost of sales was 69.5% and 67.2% for the six month periods ending June 30, 1997 and 1998, respectively. This improvement in cost of sales was mainly due to changes in the product mix and improving margins on project-related sales.

  Selling, General and Administrative Expenses. In the six months ended June 30, 1998, selling, general and administrative expenses increased by $2.3 million, or 30%, to $10.1 million from $7.8 million in the 1997 period. The increase was due to an increased number of personnel to support higher sales volumes and increased labor costs. Selling, general and administrative expenses increased as a percent of revenues from 11.4% to 11.8%.

  Engineering and Product Development Expenses. In the six months ended June 30, 1998, engineering and product development expenses increased by $1.4 million, or 35%, to $5.5 million from $4.1 million in the same period in 1997. The increase reflects an increased number of personnel and increased development testing related to new products.

  Interest Expense. Interest expense for the six months ended June 30, 1997 was approximately $1.4 million as compared to interest income of $700,000 for the six month period ended June 30, 1998. This fluctuation of approximately $2.1 million resulted from the repayment of substantially all of the Company's bank debt during the fourth quarter of 1997.

  Net Income. Net income increased by approximately $3.5 million, or 68%, from $5.1 million in the six months ended June 30, 1997 to $8.6 million for the same period in 1998 for the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

  The primary liquidity needs of the Company are to fund capital expenditures and to fund working capital. Historically, the Company's principal sources of funds have been cash flow from operations and bank indebtedness. However, in October of 1997, the Company sold 2,875,000 shares of common stock in an initial public offering (the "Offering") which resulted in net proceeds to the Company of approximately $63 million. The Company is using the proceeds from the Offering for a three-year capital expansion program to increase manufacturing capacity, improve and expand facilities and manufacture additional running tools for rental. The Company plans to expand its manufacturing capacity by approximately 90% during the three-year period 1997 through 1999, approximately two-thirds of which is expected to be completed by the end of 1998. Pending application of the proceeds for these purposes, the Company used approximately $30 million to repay its bank indebtedness in full during late October and November 1997. The balance of the proceeds will be used for working capital and excess cash is being invested in short-term investment grade securities.

  Net cash provided by operating activities was approximately $2.4 million and $11.4 million for the six months ended June 30, 1997 and 1998, respectively. Improvements in cash flow from operating activities are principally due to improved operating results, offset by increased working capital requirements attributable to increases in accounts receivable due to increased sales.

  Capital expenditures by the Company were $3.6 million and $14.9 million for the six months ended June 30, 1997 and 1998, respectively. Principal payments on long-term debt were approximately $1.8 million and $105,000 for the six months ended June 30, 1997 and 1998, respectively.

  The Company believes that the remaining proceeds from the Offering and cash generated from operations will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  Use of Proceeds.

  In October 1997 the Company sold 2,875,000 shares of Common Stock in the Offering. The net proceeds to the Company from the Offering were $63.3 million. As of June 30, 1998, the Company had used such net proceeds as follows: (i) to repay $30 million of indebtedness outstanding under the Company's credit facilities and term loans, which constitutes repayment of such facilities in full, (ii) $10.2 million for the purchase of buildings, machinery and equipment and (iii) $23.1 million in temporary investments. None of such payments was a direct or indirect payment to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  *2.1   --Agreement and Plan of Merger by and Between Dril-Quip, Inc., a Texas
          corporation, and Dril-Quip, Inc., a Delaware corporation
          (Incorporated herein by reference to Exhibit 2.1 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-33447)).
  *3.1   --Restated Certificate of Incorporation of the Company (Incorporated
          herein by reference to Exhibit 3.2 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-33447)).
  *3.2   --Bylaws of the Company (Incorporated herein by reference to Exhibit
          3.3 to the Company's Registration Statement on Form S-1 (Registration
          No. 333-33447)).
  *3.3   --Certificate of Designations for Series A Junior Participating
          Preferred Stock.
  *4.1   --Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement
          on Form S-1 (Registration No. 333-33447)).
  *4.2   --Registration Rights Agreement among Dril-Quip, Inc. and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the
          Company's Registration Statement on Form S-1 (Registration No. 333-
          33447)).
  *4.3   --Rights Agreement between Dril-Quip, Inc. and ChaseMellon Shareholder
          Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1
          (Registration No. 333-33447)).
  27.1   --Financial Data Schedule.

--------
* Incorporated herein by reference as indicated.

REPORTS ON FORM 8-K

  None.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DRIL-QUIP, INC.

Date: August 10, 1998
                                          /s/ Larry E. Reimert
                                          -------------------------
                                          Principal Financial Officer
                                          and Duly Authorized Signatory