Form 10-Q
period 1998-09-30
DRIL-QUIP INC
filed 1998-11-13
CIK 1042893

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                      PERIOD ENDED SEPTEMBER 30, 1998 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 001-13439

                               ----------------

                                DRIL-QUIP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              74-2162088
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

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

                                  YES  X  NO
                                      ___

 As of November 13, 1998, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 17,245,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31, SEPTEMBER 30,
                       ASSETS                            1997         1998
                       ------                        ------------ -------------
                                                           (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.........................   $ 32,612     $ 14,641
  Trade receivables.................................     27,336       41,417
  Inventories.......................................     52,436       52,873
  Deferred taxes....................................      3,694        4,233
  Prepaids and other current assets.................        657        1,420
                                                       --------     --------
    Total current assets............................    116,735      114,584
Property, plant and equipment, net..................     35,814       56,108
Other assets........................................        372          271
                                                       --------     --------
    Total assets....................................   $152,921     $170,963
                                                       ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable..................................   $ 15,354     $ 14,732
  Current maturities of long-term debt..............        210          156
  Accrued income taxes..............................      1,176        2,711
  Customer prepayments..............................      4,324        7,528
  Accrued compensation..............................      3,098        3,473
  Other accrued liabilities.........................      3,200        2,705
                                                       --------     --------
    Total current liabilities.......................     27,362       31,305
Long-term debt......................................        308          211
Deferred taxes......................................      1,090        1,168
                                                       --------     --------
    Total liabilities...............................     28,760       32,684
Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized at
   $0.01 par value (none issued)....................         --           --
  Common stock:
    50,000,000 shares authorized at $0.01 par value,
     17,245,000 shares issued and outstanding.......        172          172
  Additional paid-in capital........................     63,291       63,291
  Retained earnings.................................     62,590       75,736
  Foreign currency translation adjustment...........     (1,892)        (920)
                                                       --------     --------
    Total stockholders' equity......................    124,161      138,279
                                                       --------     --------
    Total liabilities and stockholders' equity......   $152,921     $170,963
                                                       ========     ========

        The accompanying notes are an integral part of these statements.

                                 DRIL-QUIP INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30,          SEPTEMBER 30,
                                  ---------------------  ---------------------
                                     1997       1998        1997       1998
                                  ---------- ----------  ---------- ----------
                                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)
Revenues......................... $   38,004 $   47,125  $  106,673 $  132,829
Cost and expenses:
  Cost of sales..................     25,468     31,925      73,193     89,482
  Selling, general and
   administrative................      4,125      5,397      11,964     15,556
  Engineering and product
   development...................      2,451      3,174       6,560      8,728
                                  ---------- ----------  ---------- ----------
                                      32,044     40,496      91,717    113,766
                                  ---------- ----------  ---------- ----------
Operating income.................      5,960      6,629      14,956     19,063
Interest expense (income)........        747       (305)      2,147     (1,005)
                                  ---------- ----------  ---------- ----------
Income before income taxes.......      5,213      6,934      12,809     20,068
Income tax provision.............      1,693      2,391       4,176      6,922
                                  ---------- ----------  ---------- ----------
Net income....................... $    3,520 $    4,543  $    8,633 $   13,146
                                  ========== ==========  ========== ==========
Earnings per share:
  Basic.......................... $     0.24 $     0.26  $     0.60 $     0.76
                                  ========== ==========  ========== ==========
  Fully diluted.................. $     0.24 $     0.26  $     0.60 $     0.76
                                  ========== ==========  ========== ==========
Weighted average shares:
  Basic.......................... 14,370,000 17,245,000  14,370,000 17,245,000
                                  ========== ==========  ========== ==========
  Fully diluted.................. 14,370,000 17,245,000  14,370,000 17,285,000
                                  ========== ==========  ========== ==========


        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS
                                                              ENDED SEPTEMBER
                                                                    30,
                                                              ----------------
                                                               1997     1998
                                                              ------  --------
                                                              (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income.................................................. $8,633  $ 13,146
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.............................  3,908     4,033
   Gain on sale of equipment.................................   (103)       (3)
   Deferred income taxes.....................................   (601)     (452)
   Changes in operating assets and liabilities:
    Trade receivables........................................ (5,950)  (13,817)
    Inventories.............................................. (1,846)      396
    Prepaids and other assets................................   (360)     (654)
    Trade accounts payable and accrued expenses.............. (1,118)    3,765
                                                              ------  --------
Net cash provided by operating activities....................  2,563     6,414
INVESTING ACTIVITIES
 Purchase of property, plant, and equipment.................. (5,210)  (24,063)
 Proceeds from sale of equipment.............................    192       190
                                                              ------  --------
 Net cash used in investing activities....................... (5,018)  (23,873)
FINANCING ACTIVITIES
 Proceeds from revolving line of credit and long-term
  borrowings.................................................  4,373         0
 Principal payments on long-term debt........................ (2,669)     (135)
                                                              ------  --------
 Net cash provided by (used in) financing activities.........  1,704     ( 135)
 Effect of exchange rate changes on cash activities..........    (50)     (377)
                                                              ------  --------
 Increase (decrease) in cash.................................  ( 801)  (17,971)
 Cash at beginning of period.................................  1,361    32,612
                                                              ------  --------
 Cash at end of period....................................... $  560  $ 14,641
                                                              ======  ========

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

  The consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 1997, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 1998, the results of operations for each of the three and nine-month periods ended September 30, 1998 and 1997 and the cash flows for each of the nine-month periods ended September 30, 1998 and 1997. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. INVENTORIES

  Inventories consist of the following:

                                                                    (UNAUDITED)
                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1997         1998
                                                      ------------ -------------
                                                            (IN THOUSANDS)
Raw materials and supplies...........................   $13,178       $11,353
Work in progress.....................................    14,766        19,942
Finished goods and purchased supplies................    24,492        21,578
                                                        -------       -------
                                                        $52,436       $52,873
                                                        =======       =======

                                DRIL-QUIP, INC.

3. USE OF PROCEEDS

  On October 28, 1997, the Company sold 2,875,000 shares of common stock in an initial public offering (the "Offering"). The net proceeds to the Company from the Offering were approximately $63 million. The Company is using these proceeds for a three-year capital expansion program to increase manufacturing capacity, improve and expand facilities and manufacture additional running tools for rental. At the current time, the Company has made no changes to its capital expansion program. However, due to changes in overall market conditions, planned capital expenditures for 1999 are currently under review.

  Pending application of the proceeds for these purposes, the Company used approximately $30 million to repay its bank indebtedness in full during late October and November 1997. The balance of the proceeds will be used for working capital and excess cash is being invested in short-term investment grade securities.

4. COMPREHENSIVE INCOME

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires the Company to include unrealized gains or losses on foreign currency translation adjustments in other comprehensive income, which prior to adoption were reported separately in shareholders' equity.

  During the first nine months of 1998 and 1997, total comprehensive income amounted to $14.1 million and $6.4 million, respectively. For the three-month periods ended September 30, 1998 and 1997, total comprehensive income equaled $5.1 million and $2.3 million, respectively.

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

  Revenues. Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. In 1997, the Company derived 86% of its revenues from the sale of its products and 14% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip's sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

  Historically, Dril-Quip recognized revenues upon the delivery of completed product. Beginning in 1997, the Company has been involved with larger and more complex projects that have longer manufacturing times. The Company accounted for such projects on a percentage of completion basis. For the first nine months of 1998, three projects representing approximately 17% of the Company's revenues were accounted for using percentage of completion accounting. The Company expects that this percentage may increase in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability. The Company historically has experienced some seasonality, with revenues and operating income slightly lower during the first and third quarters compared to the second and fourth quarters. The Company's revenues are affected by its customers' capital expenditure budgeting process, which generally results in lower revenues in the first quarter and higher revenues in the fourth quarter. The increase in revenues recognized using percentage of completion accounting may result in less fluctuation in revenues recognized from quarter to quarter.

  Foreign sales represent a significant portion of the Company's business. In the nine months ended September 30, 1998, the Company generated approximately 66% of its revenues from foreign sales. In this period, approximately 68% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                    THREE MONTHS   NINE MONTHS
                                                        ENDED         ENDED
                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                    ------------- -------------
                                                     1997   1998   1997   1998
                                                    ------ ------ ------ ------
Revenues:
  Product Group....................................  85.8%  88.0%  85.7%  87.7%
  Service Group....................................  14.2%  12.0%  14.3%  12.3%
                                                    ------ ------ ------ ------
    Total.......................................... 100.0% 100.0% 100.0% 100.0%
Cost of sales......................................  67.0%  67.7%  68.6%  67.4%
Selling, general and administrative expenses.......  10.9%  11.5%  11.2%  11.7%
Engineering and product development expenses.......   6.4%   6.7%   6.2%   6.6%
                                                    ------ ------ ------ ------
Operating income...................................  15.7%  14.1%  14.0%  14.3%
Interest expense...................................   2.0%  -0.6%   2.0%  -0.8%
                                                    ------ ------ ------ ------
Income before income taxes.........................  13.7%  14.7%  12.0%  15.1%
Income tax provision...............................   4.4%   5.1%   3.9%   5.2%
                                                    ------ ------ ------ ------
Net income.........................................   9.3%   9.6%   8.1%   9.9%
                                                    ====== ====== ====== ======

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

  Revenues. Revenues increased by $9.1 million, or 24%, to $47.1 million in the three months ended September 30, 1998 from $38.0 million in the three months ended September 30, 1997. This increase resulted from increased domestic sales in the United States of $1.3 million, increased export sales from the United States of $9.9 million, increased European sales of $1.1 million and decreased sales of $3.2 million in the Asia-Pacific area. In general, revenue increases were the result of increased manufacturing capacity and increased sales of new products related to larger and longer-term projects. Decreased revenues, based upon a quarter-to-quarter comparison, in the Asia-Pacific area resulted from an unusually large shipment which occurred in the third quarter of 1997.

  Cost of Sales. Cost of sales increased $6.4 million, or 25%, to $31.9 million for the three months ended September 30, 1998 from $25.5 million for the same period in 1997. As a percentage of revenues, cost of sales was 67% and 68% for the three-month periods ending September 30, 1997 and 1998.

  Selling, General and Administrative Expenses. In the three months ended September 30, 1998, selling, general and administrative expenses increased by $1.3 million, or 32%, to $5.4 million from $4.1 million in the 1997 period. The increase was due to an increased number of personnel to support higher sales volumes and increased labor costs. Selling, general and administrative expenses increased as a percentage of revenues from 11% to 12%.

  Engineering and Product Development Expenses. In the three months ended September 30, 1998, engineering and product development expenses increased by $723,000, or 29% to $3.2 million from $2.5 million in the same period in 1997. The increase reflects an increased number of personnel and increased development testing related to new products.

  Interest Expense. Interest expense for the three months ended September 30, 1997 was $747,000 as compared to interest income of $305,000 for the three-month period ended September 30, 1998. This fluctuation of approximately $1.05 million resulted from the repayment of substantially all of the Company's bank debt during the fourth quarter of 1997.

  Net Income. Net income increased by approximately $1.0 million, or 29%, from $3.5 million in the three months ended September 30, 1997 to $4.5 million for the same period in 1998 for the reasons set forth above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

  Revenues. Revenues increased by $26.1 million, or 24%, to $132.8 million in the nine months ended September 30, 1998 from $106.7 million in the nine months ended September 30, 1997. This increase resulted from increased domestic sales in the United States of $8.7 million, increased export sales from the United States of $15.8 million, increased European sales of $2.1 million and decreased sales of $500,000 in the Asia-Pacific area. In general, these revenue increases were the result of increased manufacturing capacity and an increase in sales of new products related to larger and longer-term projects.

  Cost of Sales. Cost of sales increased $16.3 million, or 22%, to $89.5 million for the nine months ended September 30, 1998 from $73.2 million for the same period in 1997. As a percentage of revenues, cost of sales was 69% and 67% for the nine-month periods ending September 30, 1997 and 1998, respectively. This improvement in cost of sales was mainly due to changes in the Company's overall product mix.

  Selling, General and Administrative Expenses. In the nine months ended September 30, 1998, selling, general and administrative expenses increased by $3.6 million, or 30%, to $15.6 million from $12.0 million in the 1997 period. The increase was due to an increased number of personnel to support higher sales volumes and increased labor costs. Selling, general and administrative expenses increased as a percent of revenues from 11% to 12%.

  Engineering and Product Development Expenses. In the nine months ended September 30, 1998, engineering and product development expenses increased by $2.1 million, or 32%, to $8.7 million from $6.6 million in the same period in 1997. The increase reflects an increased number of personnel and increased development testing related to new products.

  Interest Expense. Interest expense for the nine months ended September 30, 1997 was approximately $2.1 million as compared to interest income of $1.0 million for the nine-month period ended September 30, 1998. This fluctuation of approximately $3.1 million resulted from the repayment of substantially all of the Company's bank debt during the fourth quarter of 1997.

  Net Income. Net income increased by approximately $4.5 million, or 52%, from $8.6 million in the nine months ended September 30, 1997 to $13.1 million for the same period in 1998 for the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

  The primary liquidity needs of the Company are to fund capital expenditures and to fund working capital. Historically, the Company's principal sources of funds have been cash flow from operations and bank indebtedness. However, in October of 1997, the Company sold 2,875,000 shares of common stock in an initial public offering (the "Offering") which resulted in net proceeds to the Company of approximately $63 million. The Company is using the proceeds from the Offering for a three-year capital expansion program to increase manufacturing capacity, improve and expand facilities and manufacture additional running tools for rental. At the current time, the Company has made no changes to its capital expansion program. However, due to changes in overall market conditions, planned capital expenditures for 1999 are currently under review.

  Pending application of the proceeds for these purposes, the Company used approximately $30 million to repay its bank indebtedness in full during late October and November 1997. The balance of the proceeds will be used for working capital and excess cash is being invested in short-term investment grade securities.

  Net cash provided by operating activities was approximately $2.6 million and $6.4 million for the nine months ended September 30, 1997 and 1998, respectively. Improvements in cash flow from operating activities are principally due to improved operating results, offset by increased working capital requirements attributable to increases in accounts receivable due to increased revenues and project sales.

  Capital expenditures by the Company were $5.2 million and $24.1 million for the nine months ended September 30, 1997 and 1998, respectively. Principal payments on long-term debt were approximately $2.7 million and $135,000 for the nine months ended September 30, 1997 and 1998, respectively.

  The Company believes that the remaining proceeds from the Offering and cash generated from operations will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements.

YEAR 2000

  The Company has undertaken a compliance program which includes a comprehensive review of its computer systems and operational equipment to identify the systems that may be impacted by the Year 2000 problem. The Year 2000 problem is a result of computer codes being written using two digits, rather than four, to define the applicable year. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company's Year 2000 compliance program has been initiated to ensure that all of the critical systems and processes under its direct control remain operational. This program will focus on the Company's information technology systems and software, embedded systems in production control equipment, and third party readiness in the supply of products and services. Upon completion of the assessment phase of the program, the Company plans to remediate or replace all systems, equipment and products that are negatively affected by the Year 2000 problem.

  The Company is currently implementing the program and anticipates completion of remediation and testing prior to July 1, 1999. The Company does not anticipate that its products will be affected by Year 2000 issues because its products are mechanical and structural in nature and do not include integrated circuitry requiring data input. Although the Company is attempting to determine the readiness of third parties, there may be certain interactive or interdependent systems or processes outside the control of the Company, and there can be no assurance that these systems or processes will remain functional. Non-compliance by key third parties could have a material effect on the operations of the Company, causing shutdowns or other significant business interruptions.

  To date, costs incurred by the Company related solely to the Year 2000 problem have been minimal. In the opinion of management, the costs to complete the Year 2000 compliance program will not have a material effect on the Company's financial position, cash flows or consolidated results of operations.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  Use of Proceeds.

  In October 1997 the Company sold 2,875,000 shares of Common Stock in the Offering. The net proceeds to the Company from the Offering were $63.3 million. As of September 30, 1998, the Company had used such net proceeds as follows: (i) to repay $30 million of indebtedness outstanding under the Company's credit facilities and term loans, which constitutes repayment of such facilities in full, (ii) $27.5 million for the purchase of buildings, machinery and equipment and (iii) $5.8 million in temporary investments. None of such payments was a direct or indirect payment to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

ITEM 5. OTHER INFORMATION.

  Forward Looking Statements.

  Statements contained in all parts of this document that are not historical facts are forward looking statements that involve risks and uncertainties that are beyond the Company's control. These forward looking statements include the following types of information and statements as they relate to the Company:

  . scheduled, budgeted and other future capital expenditures;

  . use of Offering proceeds;

  . working capital requirements;

  . the availability of expected sources of liquidity;

  . the impact of the Year 2000 problem;

  . all statements regarding future operations, financial results, business plans and cash needs; and

  . the use of any of the words "anticipate," "estimate," "expect," "may,"
    "project," "believe" and similar expressions intended to identify uncertainties.

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

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 *2.1    --Agreement and Plan of Merger by and Between Dril-Quip, Inc., a Texas
           corporation, and Dril-Quip, Inc., a Delaware corporation
           (Incorporated herein by reference to Exhibit 2.1 to the Company's
           Registration Statement on Form S-1 (Registration No. 333-33447)).
 *3.1    --Restated Certificate of Incorporation of the Company (Incorporated
           herein by reference to Exhibit 3.2 to the Company's Registration
           Statement on Form S-1 (Registration No. 333-33447)).
 *3.2    --Bylaws of the Company (Incorporated herein by reference to Exhibit
           3.3 to the Company's Registration Statement on Form S-1 (Registration
           No. 333-33447)).
 *3.3    --Certificate of Designations for Series A Junior Participating
           Preferred Stock.
 *4.1    --Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement
           on Form S-1 (Registration No. 333-33447)).
 *4.2    --Registration Rights Agreement among Dril-Quip, Inc. and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the
           Company's Registration Statement on Form S-1 (Registration No. 333-
           33447)).
 *4.3    --Rights Agreement between Dril-Quip, Inc. and Chase Mellon
           Shareholder Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on
           Form S-1 (Registration No. 333-33447)).
 27.1    --Financial Data Schedule.

--------
* Incorporated herein by reference as indicated.

REPORTS ON FORM 8-K

  None.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DRIL-QUIP, INC.

Date: November 13, 1998                   /s/ Larry E. Reimert
                                          _____________________________________
                                          Principal Financial Officer
                                          and Duly Authorized Signatory