Form 10-K405
period 1998-12-31
DRIL-QUIP INC
filed 1999-03-29
CIK 1042893

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

                  For the fiscal year ended December 31, 1998

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At March 24, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $113,106,638 based on the closing price of such stock on such date of $19 7/8.

  At March 24, 1999, the number of shares outstanding of registrant's Common Stock was 17,245,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I....................................................................    1
    Item 1.          Business.............................................     1
    Item 2.          Properties...........................................     9
    Item 3.          Legal Proceedings....................................     9
    Item 4.          Submission of Matters to a Vote of Security Holders..     9
    Item S-K 401(b). Executive Officers of the Registrant.................    10
 PART II...................................................................   11
    Item 5.          Market for Registrant's Common Stock and Related
                     Shareholder Matters..................................    11
    Item 6.          Selected Financial Data..............................    12
    Item 7.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................    13
    Item 7A.         Quantitative and Qualitative Disclosures About Market
                     Risk.................................................    18
    Item 8.          Financial Statements and Supplementary Data..........    18
    Item 9.          Changes In and Disagreements With Accountants on
                     Accounting and Financial Disclosure..................    31
 PART III..................................................................   31
    Item 10.         Directors and Executive Officers of the Registrant...    31
    Item 11.         Executive Compensation...............................    31
    Item 12.         Security Ownership of Certain Beneficial Owners and
                     Management...........................................    31
    Item 13.         Certain Relationships and Related Party Transactions.    31
 PART IV...................................................................   32
    Item 14.         Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K..........................................    32

                          FORWARD LOOKING STATEMENTS

  This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements contained in all parts of this document that are not historical facts are forward looking statements that involve risks and uncertainties that are beyond Dril-Quip's control. You can identify Dril-Quip's forward looking statements by the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions. These forward-looking statements include the following types of information and statements as they relate to Dril-Quip:

  .scheduled, budgeted and other future capital expenditures;

  .working capital requirements;

  .the availability of expected sources of liquidity;

  .the impact of the Year 2000 problem; and

  .all statements regarding future operations, financial results, business plans and cash needs.

  These statements are based upon certain assumptions and analyses made by management of Dril-Quip in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including but not limited to, those relating to the volatility of oil and natural gas prices and cyclicality of the oil and gas industry, Dril-Quip's international operations, operating risks, Dril-Quip's dependence on key employees, Dril-Quip's dependence on skilled machinists and technical personnel, Dril-Quip's reliance on product development and possible technological obsolescence, control by certain stockholders, the potential impact of governmental regulation and environmental matters, competition, reliance on significant customers, the risk factors discussed herein and other factors detailed in the Registration Statement on Form S-1 (Registration No. 333-33447) filed in connection with Dril-Quip's initial public offering, and Dril-Quip's other filings with the Securities and Exchange Commission. Prospective investors are cautioned that any such statements are not guarantees of future performance, and that, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

  Dril-Quip markets its products through its offices and sales representatives located in all of the major international energy markets throughout the world. In 1998, the Company generated approximately 62% of its revenues from foreign sales. The Company manufactures its products at its facilities located in Houston, Texas; Aberdeen, Scotland; and Singapore, and maintains additional facilities for fabrication and/or reconditioning in Norway, Denmark and Australia. Dril-Quip's manufacturing operations are vertically integrated, with the Company performing substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities.

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

  On October 28, 1997, the Company sold 2,875,000 shares of common stock, par value $.01 per share ("Common Stock") in an initial public offering (the "Offering"). The net proceeds to the Company from the Offering were approximately $63.4 million. The Company repaid approximately $30 million of indebtedness with the proceeds from the Offering and has used the remaining proceeds to expand its manufacturing capacity, improve and expand facilities and manufacture additional running tools for rental.

Industry Overview

  Both the market for offshore drilling and production equipment and services and the Company's business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. The level of capital expenditures is generally dependent upon the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, and the ability of OPEC and other producing nations to set and maintain production levels and prices. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.

  Crude oil prices declined substantially in 1998, and these depressed prices may continue in 1999. During 1998, oil prices fell to 12-year lows as measured in absolute dollars, and 25-year lows as measured in inflation-adjusted dollars. As a result, worldwide offshore exploration and production activity declined, with the number of offshore rigs under contract in January 1999 at their lowest levels since the second quarter of 1995. Consequently, demand for Dril-Quip products, particularly those products used in drilling and producing economically marginal properties, has declined. As a result of continued depressed oil prices, virtually all major oil and gas companies have announced reduced exploratory capital spending budgets for 1999. Consequently, the Company may see a reduction in orders in 1999, which could adversely affect financial results.

  Any further significant or prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company's results of operations. There can be no assurance that the current level of oil and gas exploration, drilling and production activity will increase or that demand for the Company's products and services will reflect such improvement, if any.

Products and Services

 Product Group

  Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. In 1998, the Company derived approximately 87.9% of its revenues from the sale of its products. The Company's products are used to explore for oil and gas on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, TLPs, Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers (called tension legs). A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter that is anchored in place (like a Spar buoy). FPSOs are floating production, storage and offloading monohull moored vessels. The Company believes that sales of its equipment in connection with TLPs, Spars and FPSOs are potentially important sources of future revenues.

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

  Large diameter weld-on specialty connectors (threaded or stab type) are used in offshore wells drilled from floating drilling rigs, jack-ups, fixed platforms, TLPs and Spars. Specialty connectors join lengths of conductor or large diameter (16-inch or greater) casing. Specialty connectors provide a more rapid connection than other methods of connecting lengths of pipe. Connectors may be sold individually or as an assembly after being welded to sections of Company or customer supplied pipe. Dril-Quip's weld-on specialty connectors are designed to prevent cross threading and provide a quick, convenient method of joining casing joints with structural integrity compatible with casing strength. The Company generally supplies specialty connectors individually or specialty connectors welded to pipe from inventory.

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

  Wellhead connectors and drilling and production riser systems are also used on both TLPs and Spars, which are being installed more frequently in deepwater applications. The Company has recently delivered its first drilling and production risers. The principal markets for offshore rig equipment are new rigs, rig upgrades, TLPs and Spars. Diverters, drilling and production risers and wellhead connectors are generally designed and manufactured to customer specifications.

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

 Service Group

  Dril-Quip's Service Group provides field installation services, reconditioning of its products which are customer-owned, and rental running tools for installation and retrieval of its products. These services are provided from the Company's worldwide locations and represented approximately 12.1% of revenues in 1998.

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

  The Company's manufacturing process is vertically integrated, producing, in house, approximately 80% of its forging requirements and essentially all of its heat treatment, machining, fabrication, inspection, assembly and testing. The Company's primary raw material is cast steel ingots, from which it produces steel shaped forgings at its forging and heat treatment facility. The Company routinely purchases steel ingots from approximately four suppliers on a purchase order basis and does not have any long-term supply contracts. The Company's Houston facility provides forgings and heat treatment for its Aberdeen and Singapore facilities. The Company's major competitors depend on outside sources for all or a substantial portion of their forging and heat treatment requirements. The Company has made significant capital investments in developing its vertically integrated manufacturing capability. Prolonged periods of low demand in the market for offshore drilling and production equipment could have a greater effect on the Company than on certain of its competitors that have not made large capital investments in facilities.

  Dril-Quip's manufacturing facilities utilize state-of-the-art computer numerically controlled ("CNC") machine tools and equipment, which contribute to the Company's product quality and timely delivery. The Company has also developed a cost effective, in-house machine tool rebuild capability which produces "like new" machine upgrades with customized features to enhance the economic manufacture of its specialized products. The Company purchases quality used machine tools as they become available and stores them at its facilities to be rebuilt and upgraded as the need arises. Rebuilding used machine tools allows for greater customization suitable for manufacturing Dril-Quip proprietary product lines. This provides the added advantage of requiring only in-house expertise for repairs and maintenance of these machines. A significant portion of the Company's manufacturing capacity growth has been through the rebuild/upgrade of quality used machine tools, including the replacement of outdated control systems with state-of-the-art CNC controls.

  Since 1996, the Company has been operating at close to full capacity. In 1997, in conjunction with its initial public offering, the Company announced a three-year, $50 million capital expansion program to increase its manufacturing capacity by approximately 90% by the end of 1999. During 1998 this expansion continued substantially on schedule and on budget as the Company increased its facilities at its Eldridge site in Houston, Texas from approximately 280,000 square feet at the end of 1997 to approximately 664,000 square feet at the end of 1998. Facility expansions included additions to the Company's rough-out machine shop, forge and heat treat building, blast and paint facilities, and fabrication building. Additionally, a new machine shop was erected which will allow for the 1999 consolidation of finish machine operations under one roof. A new riser tower and test pit and a new riser fabrication and assembly building were also added at the Eldridge site.

Customers

  The Company's principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a minor customer base. The Company's customers are generally oil and gas companies that are well-known participants in offshore exploration and production.

  The Company is not dependent on any one customer or group of customers. In 1998, the Company's top 15 customers represented approximately 74% of total revenues, with the Royal Dutch Shell Group of Companies (aggregating sales to all of its worldwide affiliates), accounting for approximately 13%, and Chevron USA Production Company accounting for approximately 11%, of revenues. The number and variety of the Company's products required in a given year by any one customer depends upon the amount of that customer's capital expenditure budget devoted to offshore exploration and production in any single year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company's results of operations.

Marketing and Sales

  Dril-Quip markets its products and services throughout the world directly through its sales personnel in two domestic and seven international locations. In addition, in certain foreign markets where the Company does not maintain offices, it utilizes independent sales representatives to enhance its marketing and sales efforts. Some of the locations in which Dril-Quip has sales representatives are the United Arab Emirates, Saudi Arabia, China, Canada, the Philippines, Brazil, Indonesia, Malaysia, Kuwait, Brunei, Oman, Qatar and West Africa. Although they do not have authority to contractually bind the Company, these representatives market the Company's products in their respective territories in return for sales commissions. The Company also places print advertising from time to time in trade and technical publications targeted to its customer base. It also participates in industry conferences and trade shows to enhance industry awareness of its products.

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

  The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees than on any individual patent, trademark or copyright. Nevertheless, as part of its ongoing product development and manufacturing activities, Dril-Quip's policy has been to seek patents when appropriate on inventions concerning new products and product improvements. All patent rights for products developed by employees are assigned to the Company and almost all of the Company's products have components that are covered by patents. The Company's existing patents expire at various times beginning in 2001.

  Dril-Quip has numerous U.S. registered trademarks, including Dril-Quip(R), Quik-Thread(R), Quick-Stab(R), Multi-Thread(R), MS-15(R), SS-15(R), SS-10(R), SU-90(R) and DX(R). The Company has registered its trademarks in the countries where such registration is deemed material.

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

Employees

  The total number of the Company's employees as of December 31, 1998 was 1,169. Of these, 756 were located in the United States. The Company's employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

  The Company's operations depend in part on its ability to attract a skilled labor force. While the Company believes that its wage rates are competitive and that its relationship with its skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of the Company's skilled labor force, increases in the wage rates paid by the Company or both. If either of these events were to occur, in the near-term, the profits realized by the Company from work in progress would be reduced and, in the long-term, the production capacity and profitability of the Company could be diminished and the growth potential of the Company could be impaired.

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

  In recent years, increased concern has been raised over the protection of the environment. Offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent that new laws or other governmental actions prohibit or restrict offshore drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore drilling industry in particular, the business of the Company could be adversely affected. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

Item 2. Properties

Major Manufacturing Facilities

                                        Building
                                          Size         Land
                                      (Approximate (Approximate
                 Location             Square Feet)   Acreage)   Owned or Leased
                 --------             ------------ ------------ ---------------
      Houston, Texas
        --13550 Hempstead Highway....   175,000         15      Owned
                                         14,000         --      Leased (offices)
        --6401 N. Eldridge Parkway...   664,000        218      Owned
      Aberdeen, Scotland.............   137,000         14      Owned
                                         15,000         --      Leased (offices)
      Singapore......................    24,000          2      Leased

  Dril-Quip's manufacturing facilities in Houston and Aberdeen are capable of manufacturing each of its products, and the facility in Singapore is capable of manufacturing most of the Company's established products. Of the 664,000 square feet of buildings located at the Eldridge site in Houston, Texas, buildings consisting of approximately 215,000 square feet have been completed, but were not in service as of December 31, 1998.

Sales, Service and Reconditioning Facilities

                           Building
                             Size         Land
                         (Approximate (Approximate
    Leased Location      Square Feet)   Acreage)                  Activity
    ---------------      ------------ ------------                --------
New Orleans, Louisiana..     2,300         --      Sales/Service
Beverwijk, Holland......     5,200        0.2      Sales/Warehouse
Perth, Australia........     5,400        0.2      Sales/Service/Reconditioning/Warehouse
Stavanger, Norway.......    15,700        2.4      Sales/Service/Reconditioning/
                                                    Warehouse/Fabrication
Esbjerg, Denmark........    19,400        1.2      Sales/Service/Reconditioning/Warehouse

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

Item 4. Submission of Matters to a Vote of Security Holders

  The Company's Annual Meeting of Stockholders was held on May 14, 1998, to elect one Class I member of the Board of Directors and to approve the appointment of Ernst & Yount LLP as independent public accountants of the Company for 1998. The Class I director who was so elected was James M. Alexander, by 16,338,508 affirmative votes. 717,607 votes were withheld. The directors whose term of office continued after the Annual Meeting are J. Mike Walker, Gary W. Loveless, Larry E. Reimert and Gary D. Smith. In the matter of the approval of the appointment of the independent accountants, there were 16,518,283 affirmative votes 5,250 negative votes, 3,860 abstentations and 717,607 broker non-votes.

Item S-K 401(b). Executive Officers of the Registrant

  Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

  The following table sets forth the names, ages (as of March 15, 1999) and positions of the Company's executive officers:

       Name         Age                        Position
       ----         ---                        --------
Larry E. Reimert...  51 Co-Chairman of the Board and Co-Chief Executive Officer
Gary D. Smith......  56 Co-Chairman of the Board and Co-Chief Executive Officer
J. Mike Walker.....  55 Co-Chairman of the Board and Co-Chief Executive Officer
Jerry M. Brooks....  47 Chief Financial Officer

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

  Jerry M. Brooks has been Chief Financial Officer since March 1999. Prior to that, he served as Chief Accounting Officer since joining the Company in 1992. From 1980 to 1991, he held various positions with Chiles Offshore Corporation, most recently as Chief Financial Officer, Secretary and Treasurer. Mr. Brooks holds a BBA in Accounting and an MBA from the University of Texas at Austin.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

  (a) The Company's Common Stock has been publicly traded on the New York Stock Exchange under the symbol DRQ since the Offering on October 22, 1997. The following table sets forth the quarterly high and low sales prices for the indicated quarters of fiscal 1997 and 1998:

      Quarter Ended                                               High     Low
      -------------                                             -------- -------
      December 31, 1997........................................ $40 7/16 $27 1/2
      March 31, 1998...........................................    35     22 3/8
      June 30, 1998............................................    37     26 1/4
      September 30, 1998.......................................  26 1/2   11 3/4
      December 31, 1998........................................  22 1/2   13 1/8

  There were approximately 85 stockholders of record of the Company's Common Stock as of March 24, 1999. This number does not include the number of security holders for whom shares are held in a "nominee" or "street" name.

  The Company currently intends to retain any earnings for the future operation and development of its business and does not currently anticipate paying any dividends in the foreseeable future. The Board of Directors will review this policy on a regular basis in light of the Company's earnings, financial condition and market opportunities.

  (b) Use of Proceeds.

  In October 1997, Dril-Quip sold 2,875,000 shares of Common Stock in the Offering. The net proceeds to the Company from the Offering were $63.4 million. As of December 31, 1998, the Company had used such net proceeds as follows: (i) to repay $30 million of indebtedness outstanding under the Company's credit facilities and term loans, which constitutes repayment of such facilities in full and (ii) $33.4 million for the purchase of property, plant and equipment. None of such payments was a direct or indirect payment to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

Item 6. Selected Financial Data

  The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                          Year Ended December 31,
                                -----------------------------------------------
                                 1994      1995      1996      1997      1998
                                -------  --------  --------  --------  --------
                                  (In Thousands, Except Per Share Amount)
Statement of Operations Data:
Revenues......................  $80,548  $108,390  $115,864  $146,823  $177,642
Cost of sales.................   58,604    76,471    77,863    99,800   118,923
Selling, general and
 administrative expenses......   11,673    13,597    15,031    16,313    21,293
Engineering and product
 development expenses.........    6,069     5,769     6,971     9,158    11,968
                                -------  --------  --------  --------  --------
                                 76,346    95,837    99,865   125,271   152,184
Operating income..............    4,202    12,553    15,999    21,552    25,458
Interest expense (income).....    2,273     2,944     2,647     2,027    (1,197)
                                -------  --------  --------  --------  --------
Income before income taxes....    1,929     9,609    13,352    19,525    26,655
Income tax provision..........      635     3,023     4,234     6,587     9,228
                                -------  --------  --------  --------  --------
Net income....................  $ 1,294  $  6,586  $  9,118  $ 12,938  $ 17,427
                                =======  ========  ========  ========  ========
Diluted earnings per share....  $   .09  $    .46  $    .63  $    .87  $   1.01
Weighted average shares
 outstanding..................   14,370    14,370    14,370    14,895    17,275

Statement of Cash Flows Data:
Net cash provided by operating
 activities...................  $ 2,422  $  6,466  $  5,185  $ 10,325  $  9,118
Net cash used in investing
 activities...................   (4,524)   (5,659)   (7,006)  (10,240)  (29,450)
Net cash provided by financing
 activities...................    2,668       560     1,261    31,386      (203)

Other Data:
EBITDA(1).....................  $ 8,069  $ 17,201  $ 20,387  $ 26,541  $ 32,305
Depreciation and amortization.    3,867     4,648     4,388     4,989     5,650
Capital expenditures..........    4,614     6,184     7,228    10,375    29,642

                                            As of December 31,
                                -----------------------------------------------
                                 1994      1995      1996      1997      1998
                                -------  --------  --------  --------  --------
                                              (In Thousands)
Balance Sheet Data:
Working capital...............  $34,099  $ 40,682  $ 49,524  $ 89,373  $ 83,595
Total assets..................   79,208    93,186   114,777   152,921   177,246
Total debt....................   30,416    31,052    32,536       518       315
Total stockholders' equity....   32,903    39,501    50,882   124,161   141,912

--------
(1) EBITDA, or "earnings from continuing operations before interest expense, interest income, income taxes, depreciation and amortization," is not a generally accepted accounting principle measure, but is a supplemental financial measurement used by the Company in the evaluation of its business. EBITDA should not be construed as an alternative to net income or to cash flow from operations or any other measure of performance in accordance with generally accepted accounting principles, and is presented solely as a supplemental disclosure.

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

  Both the market for offshore drilling and production equipment and services and the Company's business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.

  Crude oil prices declined substantially in 1998, and these depressed prices may continue in 1999. During 1998, oil prices fell to 12-year lows as measured in absolute dollars, and 25-year lows as measured in inflation-adjusted dollars. As a result, worldwide offshore exploration and production activity also declined, with the number of offshore rigs under contract in January 1999 at their lowest levels since the second quarter of 1995. Consequently, demand for Dril-Quip products, particularly those products used in drilling and producing economically marginal properties, has declined. As a result of continued depressed oil prices, virtually all major oil and gas companies have announced reduced exploratory capital spending budgets for 1999. Consequently, the Company may see a reduction in orders in 1999, which could adversely affect financial results.

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

  Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. In 1998, the Company derived 87.9% of its revenues from the sale of its products and 12.1% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales, because increased product sales generate increased revenues from installation services and rental running tools. The Company has substantial international operations, with approximately 70%, 68%, 60% and 62% of its revenues derived from foreign sales in 1995, 1996, 1997 and 1998, respectively. During the same years, approximately 70% of all products sold were manufactured in the United States. The Company operates its business and markets its products and services in all of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries.

  Historically, Drip-Quip recognized revenues upon the delivery of a completed product. Beginning in 1997, the Company began receiving orders relating to larger and more complex projects that have longer manufacturing time frames. The Company accounts for such projects on a percentage of completion basis and revenues are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised.

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

Results of Operations

  The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            1996   1997   1998
                                                            -----  -----  -----
Revenues:
Product Group..............................................  82.1%  86.1%  87.9%
Service Group..............................................  17.9   13.9   12.1
                                                            -----  -----  -----
    Total.................................................. 100.0  100.0  100.0
Cost of sales..............................................  67.2   68.0   66.9
Selling, general and administrative expenses...............  13.0   11.1   12.0
Engineering and product development expenses...............   6.0    6.2    6.7
                                                            -----  -----  -----
Operating income...........................................  13.8   14.7   14.3
Interest expense (income)..................................   2.3    1.4   (0.7)
                                                            -----  -----  -----
Income before income taxes.................................  11.5   13.3   15.0
Income tax provision.......................................   3.6    4.5    5.2
                                                            -----  -----  -----
Net income.................................................   7.9%   8.8%   9.8%
                                                            =====  =====  =====

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Revenues. Revenues increased by $30.8 million, or approximately 21%, to $177.6 million in 1998 from $146.8 million in 1997. This increase relates to increased sales in the United States area of $34.4 million, decreased revenues of $1.2 million in the European area and decreased sales of $2.4 million in the Asia-Pacific area. Domestic sales in the United States area increased by $8.8 million, or 15%, while export sales in the United States area increased by $25.6 million, or 343%. These increases were mainly due to increased manufacturing capacity and increased sales of new products related to larger and longer-term projects.

  Cost of Sales. Cost of sales increased by $19.1 million, or 19%, to $118.9 million for the twelve months ended December 31, 1998 from $99.8 million for the same period in 1997. As a percentage of revenues, cost of sales decreased from 68% in 1997 to 67% in 1998. This decrease in cost of sales as a percentage of revenues was primarily due to strong market demand for new products related to larger and longer-term projects.

  Selling, General and Administrative Expenses. For the twelve months ended December 31, 1998, selling, general and administrative expenses increased by $5 million, or 31%, to $21.3 million from $16.3 million in the 1997 period. This increase was due to an increased number of personnel needed to support higher sales volumes and increased labor costs. Selling, general and administrative expenses increased as a percentage of revenues from 11% in 1997 to approximately 12% in 1998.

  Engineering and Product Development Expenses. During the year ended December 31, 1998, engineering and product development expenses increased by $2.8 million, or 31%, to $12 million from $9.2 million during the same period in 1997. This increase primarily reflects an increased number of personnel, and to a lesser extent, increased development testing related to new products. As a percentage of revenues, engineering and product development expenses increased from 6.2% in 1997 to approximately 6.7% in 1998.

  Interest Expense/Income. Interest income for 1998 was $1.2 million, compared to interest expense of $2.0 million for the prior year. This change was primarily due to the repayment of substantially all of the Company's bank debt during the fourth quarter of 1997 and interest income earned on cash generated by the Offering.

  Net Income. Net income increased by $4.5 million, or 35%, from $12.9 million in 1997 to $17.4 million in 1998 for the reasons set forth above.

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

Liquidity and Capital Resources

  The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. Historically, the Company's principal sources of funds have been cash flow from operations and bank indebtedness. However, as a result of the Offering, all of the Company's bank indebtedness was repaid in 1997.

  Net cash provided by operating activities was $5.2 million in 1996, $10.3 million in 1997 and $9.1 million in 1998. Improvements in cash flow from operating activities in 1997 were principally the result of improved operating results, offset by increased working capital requirements attributable to increases in accounts receivable and inventory due to increased sales. The decrease in cash flow from operating activities in 1998 was the result of a substantial increase in accounts receivable, offset by improved operating results. Accounts receivable at December 31, 1998 increased 63% over December 31, 1997 levels compared to a 21% increase in revenues for the year. The disproportionate increase in accounts receivable was due to timing of cash receipts and billings related to long-term projects.

  Capital expenditures by the Company were $7.2 million, $10.4 million and $29.6 million in 1996, 1997 and 1998, respectively. Principal payments on long-term debt were $3.2 million, $36.3 million and $200,000 in 1996, 1997 and 1998, respectively.

  In October 1997, the Offering provided the Company with proceeds of approximately $63.4 million, net of expenses. The Company repaid approximately $30 million of indebtedness with the proceeds from the Offering and has used the remaining proceeds to expand its manufacturing capacity, improve and expand facilities and manufacture additional running tools for rental. The Company believes that cash on hand plus cash generated from operations will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements. Should unexpected cash requirements arise, however, the Company believes that borrowing from commercial lending institutions would be readily available and more than adequate to meet such requirements.

Backlog

  Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company's backlog was approximately $125 million at December 31, 1997 and was approximately $130 million at December 31, 1998. This increase in backlog was primarily attributable to certain larger and longer term projects, including such products as drilling and production risers. The Company expects to fill approximately 60% of the December 31, 1998 backlog by December 31, 1999. The remaining backlog at December 31, 1998 consists of longer-term projects that will be designed and manufactured to customer specifications rather than sold out of inventory. The Company can give no assurance that backlog will remain at current levels. Sales of the Company's products are affected by prices for oil and natural gas, which declined significantly during 1998. Any further significant or prolonged decline in oil and natural gas prices could reduce new customer orders, which would cause the Company's backlog to decline. All of the Company's projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

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

  Revenues for each of these areas are dependent upon the ultimate sale of products and services to the Company's customers. For information on revenues by geographic area, see note 10 "Notes to Consolidated Financial Statements and Supplementary Data" on page 29. Revenues of the United States area are also influenced by its sale of products to the European and Asia-Pacific subsidiaries. Accordingly, the operating incomes of each area are closely tied to third-party sales, and the operating income of the United States area is also dependent upon its level of intercompany sales.

Currency Risk

  Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling and the Norwegian kroner. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract and by contractual purchase price adjustments based on an exchange rate formula related to U.S. dollars. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 1996 and 1997, the Company had exchange gains, net of income taxes, of approximately $163,000 and $1 million, respectively. In 1998, the Company had a loss of approximately $296,000. The gain in 1997 was primarily related to debt which was repaid in 1997. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. Historically, the Company has not conducted business in countries that limit repatriation of earnings. However, as the Company expands its international operations, it may begin operating in countries that have such limitations. Further, there can be no assurance that the countries in which the Company currently operates will not adopt policies limiting repatriation of earnings in the future. The Company also has significant investments in countries other than the United States, principally its manufacturing operations in Aberdeen, Scotland and, to a lesser extent, Singapore. The functional currency of these foreign operations is the local currency and, accordingly, financial statement assets and liabilities are translated at current exchange rates. Resulting translation adjustments are reflected as a separate component of stockholders' equity and have no current effect on earnings or cash flow.

Year 2000 Readiness Disclosure

  Historically, certain computerized systems have used two digits rather than four digits to define the applicable year, which could result in recognizing the date using "00" as the year 1900 rather than the year 2000. This could result in major failures or miscalculations and is generally referred to as the Year 2000 problem.

  The Company has undertaken a Year 2000 readiness program that encompasses a comprehensive review of three distinct areas that are susceptible to the Year 2000 problem:

  .information systems;

  .automated production systems; and

  .third parties.

  Information systems include communications and traditional software and hardware in the Company network and desktop environments. Automated production systems include all automation and embedded chips used in production and manufacturing. Third parties include any party that supplies goods or services to the Company. The Company does not anticipate any material year 2000 exposure arising out of the sale of its products to third party customers because the Company's products are mechanical and structural in nature and do not include integrated circuitry.

  The Year 2000 problem is being addressed within the Company and progress is regularly reported to management and the Board of Directors. In implementing the Year 2000 program, the Company has prioritized its readiness efforts into two categories: "mission critical" and "non-mission critical." Systems and third parties which are considered mission critical are those of which a Year 2000 failure could cause any of the following to occur:

  .the inability of the Company to meet its product delivery obligations;

  .a reduction or cessation of the Company's manufacturing capacity or capabilities;

  .the inability of the Company to meet its financial obligations; or

  .any other major interruption to Company operations.

Mission critical systems and third parties are addressed on a priority basis over non-mission critical systems and third parties.

  The Company's Year 2000 program is made up of three phases: assessment, remediation and testing. As of March 1, 1999 the Company had completed assessment and remediation of all mission critical information systems and automated production systems. Testing of mission critical systems is already underway and will be completed by July 1, 1999. As of March 1, 1999, the Company had completed assessment and remediation of approximately 50% of all non-mission critical information systems and automated production systems. Assessment and remediation of all non-mission critical systems will be completed by July 1, 1999 and testing will be completed by August 1, 1999.

  As of March 1, 1999, the Company had contacted substantially all of its mission critical third party suppliers and vendors about their Year 2000 readiness. The Company has received responses from a majority of those third parties contacted. By July 1, 1999, the Company plans to have contacted all of its mission critical third parties and substantially all of its non-mission critical third parties.

  Although the Company is taking affirmative steps to determine the readiness of third parties, there can be no assurance that the systems and processes of such third parties will remain functional. Year 2000 failures among mission critical third parties could possibly cause shutdowns or other significant business interruptions that could result in a material effect on the operations, liquidity or capital resources of the Company. At this time, the Company cannot quantify the potential impact of these failures. The Company is currently developing contingency plans to address issues within its control. The program minimizes, but does not eliminate, the issues of third parties.

  The total cost of the Company's Year 2000 program is not expected to be material to the Company's operations, liquidity or capital resources. Costs are being handled within the current information systems budget, and no special allocations have been made. The total estimated cost for the Company's Year 2000 program is expected to be less than $200,000. This includes costs for the replacement, repair or upgrade of existing non-ready systems.

  This disclosure is provided pursuant to Securities Exchange Act Release No. 34-40277. As such, it is protected as a forward-looking statement under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" on page 1. This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

Item 8. Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Report of Independent Auditors............................................  19
Consolidated Statements of Income for the Three Years in the Period Ended
 December 31, 1998........................................................  20
Consolidated Balance Sheets as of December 31, 1997 and 1998..............  21
Consolidated Statements of Cash Flows for the Three Years in the Period
 Ended December 31, 1998..................................................  22
Consolidated Statements of Changes in Stockholders' Equity for the Three
 Years in the Period Ended December 31, 1998..............................  23
Notes to Consolidated Financial Statements................................  24

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Dril-Quip, Inc.

  We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc., as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dril-Quip, Inc., at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Houston, Texas
February 15, 1999

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Year ended December 31
                                               --------------------------------
                                                  1996       1997       1998
                                               ---------- ---------- ----------
                                                 (In Thousands, Except Share
                                                           Amounts)
Revenues...................................... $  115,864 $  146,823 $  177,642

Cost and expenses:
  Cost of sales...............................     77,863     99,800    118,923
  Selling, general, and administrative........     15,031     16,313     21,293
  Engineering and product development.........      6,971      9,158     11,968
                                               ---------- ---------- ----------
                                                   99,865    125,271    152,184
                                               ---------- ---------- ----------
Operating income..............................     15,999     21,552     25,458
Interest expense (income).....................      2,647      2,027     (1,197)
                                               ---------- ---------- ----------
Income before income taxes....................     13,352     19,525     26,655
Income tax provision..........................      4,234      6,587      9,228
                                               ---------- ---------- ----------
Net income.................................... $    9,118 $   12,938 $   17,427
                                               ========== ========== ==========
Earnings per share:
  Basic....................................... $      .63 $      .87 $     1.01
                                               ========== ========== ==========
  Fully diluted............................... $      .63 $      .87 $     1.01
                                               ========== ========== ==========
Weighted average shares
  Basic....................................... 14,370,000 14,881,986 17,245,000
                                               ========== ========== ==========
  Fully diluted............................... 14,370,000 14,895,222 17,275,222
                                               ========== ========== ==========



        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31
                                                            ------------------
                          ASSETS                              1997      1998
                                                             (In Thousands)
Current assets:
  Cash and cash equivalents................................ $ 32,612  $ 11,869
  Trade receivables........................................   27,336    44,527
  Inventories..............................................   52,436    55,536
  Deferred taxes...........................................    3,694     3,883
  Prepaids and other current assets........................      657     1,387
                                                            --------  --------
    Total current assets...................................  116,735   117,202

Property, plant, and equipment, net........................   35,814    59,753

Other assets...............................................      372       291
                                                            --------  --------
    Total assets........................................... $152,921  $177,246
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $ 15,354  $ 16,712
  Current maturities of long-term debt.....................      210       165
  Accrued income taxes.....................................    1,176     1,637
  Customer prepayments.....................................    4,324     9,039
  Accrued compensation.....................................    3,098     3,742
  Other accrued liabilities................................    3,200     2,312
                                                            --------  --------
    Total current liabilities..............................   27,362    33,607
Long-term debt.............................................      308       150
Deferred taxes.............................................    1,090     1,577
                                                            --------  --------
    Total liabilities......................................   28,760    35,334

Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized at $0.01
   par value (none issued).................................       --        --
  Common stock:
   50,000,000 shares authorized at $0.01 par value,
    17,245,000 issued and outstanding......................      172       172
  Additional paid-in capital...............................   63,291    63,291
  Retained earnings........................................   62,590    80,017
  Foreign currency translation adjustment..................   (1,892)   (1,568)
                                                            --------  --------
    Total stockholders' equity.............................  124,161   141,912
                                                            --------  --------
    Total liabilities and stockholders' equity............. $152,921  $177,246
                                                            ========  ========

        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year ended December 31
                                                  ----------------------------
                                                    1996      1997      1998
                                                  --------  --------  --------
                                                        (In Thousands)
Operating activities
Net income......................................  $  9,118  $ 12,938  $ 17,427
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.................     4,388     4,989     5,650
  Gain on sale of equipment.....................       (82)       (9)       (6)
  Deferred income taxes.........................      (505)     (189)      299
  Changes in operating assets and liabilities:
    Trade receivables...........................    (4,553)   (2,822)  (16,994)
    Inventories.................................   (10,815)   (2,763)   (2,743)
    Prepaids and other assets...................      (144)      133      (641)
    Trade accounts payable and accrued expenses.     7,778    (1,952)    6,126
                                                  --------  --------  --------
Net cash provided by operating activities.......     5,185    10,325     9,118

Investing activities
Purchase of property, plant, and equipment......    (7,228)  (10,375)  (29,642)
Proceeds from sale of equipment.................       222       135       192
                                                  --------  --------  --------
Net cash used in investing activities...........    (7,006)  (10,240)  (29,450)

Financing activities
Proceeds from revolving line of credit and long-
 term borrowings................................     4,564     4,373         0
Principal payments on long-term debt............    (3,203)  (36,307)     (203)
Dividends paid..................................      (100)       --        --
Proceeds from sale of stock.....................        --    63,320         0
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities.....................................     1,261    31,386      (203)
Effect of exchange rate changes on cash
 activities.....................................      (658)     (220)     (208)
                                                  --------  --------  --------
Increase (decrease) in cash.....................    (1,218)   31,251   (20,743)
Cash at beginning of period.....................     2,579     1,361    32,612
                                                  --------  --------  --------
Cash at end of period...........................  $  1,361  $ 32,612  $ 11,869
                                                  ========  ========  ========


        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            Unrealized
                                   Common Paid-In Retained  Translation
                                   Stock  Capital Earnings  Adjustment   Total
                                   ------ ------- --------  ----------- --------
                                                  (In Thousands)
Balance at December 31, 1995......  $144  $    -- $40,634     $(1,277)  $ 39,501
                                                                        --------
  Translation adjustment..........    --       --      --       2,363      2,363
  Net income......................    --       --   9,118          --      9,118
                                                                        --------
  Comprehensive income............    --       --      --          --     11,481
  Dividends ($.007 per share).....    --       --    (100)         --       (100)
                                    ----  ------- -------     -------   --------
Balance at December 31, 1996......   144       --  49,652       1,086     50,882
                                                                        --------
  Translation adjustment..........    --       --      --      (2,978)    (2,978)
  Net income......................    --       --  12,938          --     12,938
                                                                        --------
  Comprehensive income............    --       --      --          --      9,960
  Common stock offering...........    28   63,291      --          --     63,319
                                    ----  ------- -------     -------   --------
Balance at December 31, 1997......   172   63,291  62,590      (1,892)   124,161
                                                                        --------
  Translation adjustment..........    --       --      --         324        324
  Net income......................    --       --  17,427          --     17,427
                                                                        --------
  Comprehensive income............    --       --      --          --     17,751
                                    ----  ------- -------     -------   --------
Balance at December 31, 1998......  $172  $63,291 $80,017     $(1,568)  $141,912
                                    ====  ======= =======     =======   ========



        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

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

 Cash and cash equivalents

  Short term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents. At December 31, 1997 and 1998, cash and cash equivalents include $30,235,000 and $10,075,000, respectively, invested in United States Treasury money market funds.

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

                                DRIL-QUIP, INC.

                               December 31, 1998


 Revenue Recognition

  The Company delivers most of its products on an as-needed basis by its customers and records revenues as the products are shipped. Certain revenues are derived from long-term contracts which generally require more than one year to fulfill. Revenues and profits on long-term contracts are recognized under the percentage-of-completion method based on a cost-incurred basis. Losses, if any, on contracts are recognized when they become known. Contracts for long-term projects contain provisions for customer progress payments. Payments in excess of revenues recognized are included as a customer prepayment liability. At December 31, 1998 and 1997, trade receivables included $11,032,000 and $1,900,000, respectively, in unbilled revenue, and inventories have been reduced by $22,571,000 and $3,700,000, respectively, for activities relating to long-term contracts.

 Foreign Currency

  The financial statements of foreign subsidiaries are translated into U.S. dollars at current exchange rates except for revenues and expenses, which are translated at average rates during each reporting period. Translation adjustments are reflected as a separate component of stockholders' equity and have no current effect on earnings or cash flows. These adjustments amounted to a gain of $2,363,000 in 1996, a loss of $2,978,000 in 1997 and, a gain of $324,000 in 1998, net of allocated income taxes of $458,000, $772,000 and $316,000, respectively.

  Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange gains (losses) were approximately $163,000 in 1996, $1,080,000 in 1997 and ($296,000) in 1998, net of income taxes. These amounts are included in the consolidated statements of income.

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

 Comprehensive Income

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). The adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires the reporting of comprehensive income, which includes net income plus unrealized foreign currency translation gains and losses. Comprehensive income has been reported in the Consolidated Statements of Changes in Stockholders' Equity.

                                DRIL-QUIP, INC.

                               December 31, 1998


3. Inventories

  Inventories consist of the following:

                                                                  December 31
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
                                                                (In Thousands)
      Raw materials and supplies............................... $13,178 $13,114
      Work in progress.........................................  14,766  18,114
      Finished goods and purchased supplies....................  24,492  24,308
                                                                ------- -------
                                                                $52,436 $55,536
                                                                ======= =======

4. Property, Plant, and Equipment

  Property, plant, and equipment consist of:

                                                     Estimated    December 31
                                                      Useful    ---------------
                                                       Lives     1997    1998
                                                    ----------- ------- -------
                                                                (In Thousands)
      Land and improvements........................ 10-25 years $ 6,826 $ 8,513
      Buildings.................................... 15-40 years  15,987  27,063
      Machinery and equipment......................  3-10 years  46,236  62,777
                                                                ------- -------
                                                                 69,049  98,353
      Less accumulated depreciation................              33,235  38,600
                                                                ------- -------
                                                                $35,814 $59,753
                                                                ======= =======

5. Long-Term Debt

  Long-term debt consists of the following:

                                                                  December 31
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
                                                                (In Thousands)
      Equipment financing agreements........................... $   518 $   315
      Less current portion.....................................     210     165
                                                                ------- -------
                                                                $   308 $   150
                                                                ======= =======

  Interest paid on long-term debt for the years ended December 31, 1996, 1997, and 1998 was $2,695,000, $2,562,681, and $44,000 respectively. Scheduled maturities of long-term debt are as follows: 1999--$165,000; 2000--$89,000; 2001--$49,000; 2002--$12,000; 2003 and thereafter--$-0-.

6. Income Taxes

  Income before income taxes consisted of the following:

                                                          1996    1997    1998
                                                         ------- ------- -------
                                                             (In Thousands)
      Domestic.......................................... $ 9,068 $13,547 $26,404
      Foreign...........................................   4,284   5,978     251
                                                         ------- ------- -------
        Total........................................... $13,352 $19,525 $26,655
                                                         ======= ======= =======

                                DRIL-QUIP, INC.

                               December 31, 1998


  The income tax provision consists of the following:

                                                          1996    1997    1998
                                                         ------  ------  ------
                                                            (In Thousands)
      Current:
        Federal......................................... $3,408  $4,640  $8,894
        Foreign.........................................  1,331   2,258      36
                                                         ------  ------  ------
          Total current.................................  4,739   6,898   8,930
      Deferred:
        Federal.........................................   (505)     55     (16)
        Foreign.........................................     --    (366)    314
                                                         ------  ------  ------
          Total deferred................................   (505)   (311)    298
                                                         ------  ------  ------
                                                         $4,234  $6,587  $9,228
                                                         ======  ======  ======

  The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

                                                               1996  1997  1998
                                                               ----  ----  ----
      Federal income tax statutory rate....................... 34.0% 35.0% 35.0%
      Benefit of foreign sales corporation.................... (1.8) (1.2) (1.7)
      Other...................................................  (.5)  (.1)  1.3
                                                               ----  ----  ----
      Effective tax rate...................................... 31.7% 33.7% 34.6%
                                                               ====  ====  ====

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                   December 31
                                                                  -------------
                                                                   1997   1998
                                                                  ------ ------
                                                                       (In
                                                                   Thousands)
      Deferred tax liability:
        Property, plant and equipment............................ $1,090 $1,577
      Deferred tax assets:
        Deferred profit on intercompany sales....................  2,704  2,815
        Other--net...............................................    990  1,068
                                                                  ------ ------
      Total deferred tax assets..................................  3,694  3,883
                                                                  ------ ------
      Net deferred tax asset..................................... $2,604 $2,306
                                                                  ====== ======

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

  The Company paid approximately $4,314,000, $7,143,000 and $8,813,000 in income taxes in 1996, 1997 and 1998, respectively.

                                DRIL-QUIP, INC.

                               December 31, 1998


7. Employee Benefit Plans

  The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant's eligible contributions for the plan year up to a specified percentage of the participant's annual compensation. The Company's contribution expense was $548,000, $601,000 and $652,000 in 1996, 1997 and
1998, respectively.

8. Commitments and Contingencies

  The Company leases certain office, shop, and warehouse facilities; automobiles; and equipment, and expenses all lease payments when incurred. Total lease expense incurred was $853,000, $771,000 and $1,167,000 in 1996, 1997 and 1998, respectively. Annual minimum lease commitments at December 31, 1998 are as follows: 1999--$662,000; 2000--$299,000; 2001--$131,000; and 2002
and thereafter--$-0-.

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

                                DRIL-QUIP, INC.

                               December 31, 1998


10. Geographic Areas

                                                     1996      1997      1998
                                                   --------  --------  --------
                                                         (In Thousands)
Revenues
United States:
  Domestic........................................ $ 36,759  $ 58,169  $ 67,021
  Export..........................................    7,561     7,447    33,016
  Intercompany....................................   28,188    22,260    22,738
                                                   --------  --------  --------
    Total United States...........................   72,508    87,876   122,775

Europe, Middle East, and Africa...................   54,728    61,742    60,352
Asia-Pacific......................................   16,944    20,119    17,718
Eliminations......................................  (28,316)  (22,914)  (23,203)
                                                   --------  --------  --------
    Total......................................... $115,864  $146,823  $177,642
                                                   ========  ========  ========
Operating Income
United States..................................... $ 13,693  $ 13,656  $ 24,266
Europe, Middle East, and Africa...................    3,309     5,026      (653)
Asia-Pacific......................................    1,825     2,610     2,163
Eliminations......................................   (2,828)      260      (318)
                                                   --------  --------  --------
    Total......................................... $ 15,999  $ 21,552  $ 25,458
                                                   ========  ========  ========
Identifiable Assets
United States..................................... $ 50,664  $ 93,259  $117,237
Europe, Middle East, and Africa...................   59,564    51,904    55,768
Asia-Pacific......................................    9,700    12,779     9,468
Eliminations......................................   (5,151)   (5,021)   (5,227)
                                                   --------  --------  --------
    Total......................................... $114,777  $152,921  $177,246
                                                   ========  ========  ========

  Export sales from the United States to unaffiliated customers consist of worldwide sales outside the territorial waters of the United States. Europe sales are primarily to the North Sea, with lesser sales to Africa and the Middle East, while Asia-Pacific's sales are primarily to Australia, Thailand, Malaysia, and Indonesia.

  Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

  One of the Company's customers, the Royal Dutch Shell Group of Companies, accounted for approximately 19%, 11% and 13% of consolidated sales in 1996, 1997 and 1998, respectively. In 1998 Chevron USA Production Company accounted for approximately 11% of consolidated sales.

                                DRIL-QUIP, INC.

                               December 31, 1998


11. Employee Stock Option Plan and Awards

  On September 19, 1997, the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan. The Company reserved 1,700,000 shares of Common Stock for use in connection with the Incentive Plan. Persons eligible for awards under the Incentive Plan are employees holding positions of responsibility with the Company or any of its subsidiaries. On the date of the Offering, options under the Incentive Plan were granted to certain employees of the Company to purchase a total of 411,250 shares of Common Stock at an exercise price per share of $24.00 which was equal to the Offering price per share. In October 1998, 261,596 additional options were granted to certain employees at an exercise price of $19.8125 per share, the mean between the highest and lowest sale price per share of Common Stock on The New York Stock Exchange on the date of the grant. All options have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant. To date, no options have been exercised or cancelled. At December 31, 1998, 102,813 options are exercisable at a price of $24.00 per share.

  Under SFAS No. 123, pro forma information is required to reflect the estimated effect on net income and earnings per share as if the Company had accounted for the stock options and other awards granted using the fair value method described in that Statement. The fair value was estimated at the date of each grant using a Black-Scholes option pricing model with the following assumptions: a risk free rate of 6%, a volatility factor of the expected market price of the Company's common stock of .350; and an expected life of the options of 5 years. These assumptions resulted in a grant date fair value for the options of $9.83 per share for the options granted in October, 1997 and $8.11 per share for the options granted in October, 1998. For purposes of the pro forma disclosures, the estimated fair value is amortized to expense over the awards' vesting period. The amortization of this expense would have approximately a 4% and a 1% effect on net income and earnings per share in 1998 and 1997, respectively.

12. Quarterly Results of Operations: (unaudited)

                                                          Quarter Ended
                                                 -------------------------------
                                                  March           Sept.
                                                   31    June 30   30    Dec. 31
                                                 ------- ------- ------- -------
                                                   (In Thousands, Except Share
                                                            Amounts)
1998
Revenues........................................ $40,816 $44,888 $47,125 $44,813
Operating income................................   5,926   6,508   6,629   6,395
Net income......................................   4,129   4,474   4,543   4,281
Earnings per share:
  Basic.........................................    0.24    0.26    0.26    0.25
  Diluted.......................................    0.24    0.26    0.26    0.25
1997
Revenues........................................ $34,216 $34,454 $38,003 $40,150
Operating income................................   3,988   5,008   5,960   6,596
Net income......................................   2,256   2,857   3,520   4,306
Earnings per share:
  Basic(1)......................................    0.16    0.20    0.24    0.26
  Diluted(1)....................................    0.16    0.20    0.24    0.26

--------
(1) The sum of the quarterly per share amounts does not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information required by this item is set forth under the captions "Election of Directors" and "--Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement (the "1999 Proxy Statement") for its annual meeting of stockholders to be held on May 13, 1999, which sections are incorporated herein by reference.

  Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11. Executive Compensation

  The information required by this item is set forth in the sections entitled "Election of Directors--Director Compensation" and "--Executive Compensation" in the 1999 Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, which section is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions

  The information required by this item is set forth in the section entitled "Election of Directors--Certain Transactions" in the 1999 Proxy Statement, which section is incorporated herein by reference.

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

 +*10.1  --Form of Employment Agreement between Dril-Quip, Inc. and each of
          Messrs. Reimert, Smith and Walker (Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1
          (Registration No. 333-33447)).

 +*10.2 --Dril-Quip, Inc. 1997 Incentive Plan (Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

   21.1  --Subsidiaries of the Registrant.

   23.1  --Consent of Ernst & Young LLP.

   27.1  --Financial Data Schedule.

--------
 * Incorporated herein by reference as indicated.
 + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

  (b) Reports on Form 8-K

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1999.

                                          DRIL-QUIP, INC.

                                                  /s/ Larry E. Reimert
                                          By: _________________________________
                                                    Larry E. Reimert
                                               Co-Chairman of the Board of
                                                        Directors

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                Name                       Capacity                  Date

        /s/ J. Mike Walker           Co-Chairman of the        March 29, 1999
-----------------------------------   Board and Director
          J. Mike Walker              (Co-Principal
                                      Executive Officer)

       /s/ Larry E. Reimert          Co-Chairman of the        March 29, 1999
-----------------------------------   Board and Director
         Larry E. Reimert             (Co-Principal
                                      Executive Officer)

         /s/ Gary D. Smith           Co-Chairman of the        March 29, 1999
-----------------------------------   Board and Director
           Gary D. Smith              (Co-Principal
                                      Executive Officer)

        /s/ Jerry M. Brooks          Chief Financial           March 29, 1999
-----------------------------------   Officer (Principal
          Jerry M. Brooks             Financial and
                                      Accounting Officer)

       /s/ Gary W. Loveless          Director                  March 29, 1999
-----------------------------------
         Gary W. Loveless

      /s/ James M. Alexander         Director                  March 29, 1999
-----------------------------------
        James M. Alexander