Form 10-Q
period 1999-03-31
DRIL-QUIP INC
filed 1999-05-12
CIK 1042893

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q
                               ----------------

(MARK ONE)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                     PERIOD ENDED MARCH 31, 1999 OR

  [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 001-13439

                                DRIL-QUIP, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                               74-2162088
    (State or other jurisdiction        (I.R.S. Employer Identification No.)
  of incorporation or organization)

                            13550 HEMPSTEAD HIGHWAY
                                HOUSTON, TEXAS
                                     77040
                   (Address of principal executive offices)
                                  (Zip Code)

                                (713) 939-7711
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X          NO
                               ------         ------

   As of May 12, 1999, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 17,245,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

Item 1--FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         December 31, March 31,
                         ASSETS                              1998       1999
-------------------------------------------------------- ------------ ---------
                                                             (In Thousands)
Current assets:
  Cash and cash equivalents.............................   $ 11,869   $  9,227
  Trade receivables.....................................     44,527     45,913
  Inventories...........................................     55,536     55,018
  Deferred taxes........................................      3,883      3,917
  Prepaids and other current assets.....................      1,387      1,463
                                                           --------   --------
    Total current assets................................    117,202    115,538
Property, plant and equipment, net......................     59,753     65,224
Other assets............................................        291        303
                                                           --------   --------
    Total assets........................................   $177,246   $181,065
                                                           ========   ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------
Current liabilities:
  Accounts payable......................................   $ 16,712   $ 14,058
  Current maturities of long-term debt..................        165        152
  Accrued income taxes..................................      1,637      2,085
  Customer prepayments..................................      9,039     14,001
  Accrued compensation..................................      3,742      3,179
  Other accrued liabilities.............................      2,312      2,362
                                                           --------   --------
    Total current liabilities...........................     33,607     35,837
Long-term debt..........................................        150        126
Deferred taxes..........................................      1,577      1,571
                                                           --------   --------
    Total liabilities...................................     35,334     37,534

Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized at $0.01
   par value (none issued)..............................         --         --
  Common stock:
   50,000,000 shares authorized at $0.01 par value,
   17,245,000 shares issued and outstanding.............        172        172
  Additional paid-in capital............................     63,291     63,291
  Retained earnings.....................................     80,017     83,159
  Foreign currency translation adjustment...............     (1,568)    (3,091)
                                                           --------   --------
    Total stockholders' equity..........................    141,912    143,531
                                                           --------   --------
    Total liabilities and stockholders' equity..........   $177,246   $181,065
                                                           ========   ========

        The accompanying notes are an integral part of these statements.

                                 DRIL-QUIP INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                              Three months ended March 31,
                                           ------------------------------------
                                                 1998               1999
                                           -----------------  -----------------
                                           (In Thousands Except Share Amounts)
Revenues.................................. $          40,816  $          39,584
Cost and expenses:
  Cost of sales...........................            27,283             26,533
  Selling, general and administrative.....             4,936              5,490
  Engineering and product development.....             2,671              2,835
                                           -----------------  -----------------
                                                      34,890             34,858
                                           -----------------  -----------------
Operating income..........................             5,926              4,726
Interest expense (income).................              (378)              (103)
                                           -----------------  -----------------
Income before income taxes................             6,304              4,829
Income tax provision......................             2,175              1,687
                                           -----------------  -----------------
Net income................................ $           4,129  $           3,142
                                           =================  =================
Earnings per share:
  Basic................................... $            0.24  $            0.18
                                           =================  =================
  Fully diluted........................... $            0.24  $            0.18
                                           =================  =================
Weighted average shares:
  Basic...................................        17,245,000         17,245,000
                                           =================  =================
  Fully diluted...........................        17,300,000         17,245,000
                                           =================  =================


        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three months
                                                               ended March
                                                                   31,
                                                              ---------------
                                                               1998     1999
                                                              -------  ------
                                                              (In Thousands)
Operating activities
Net income................................................... $ 4,129  $3,142
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization..............................   1,265   1,623
  Gain on sale of equipment..................................      (2)     47
  Deferred income taxes......................................    (290)    (33)
  Changes in operating assets and liabilities:
    Trade receivables........................................  (5,438) (1,088)
    Inventories..............................................   2,759    (639)
    Prepaids and other assets................................    (460)   (116)
    Trade accounts payable and accrued expenses..............    (298)  2,003
                                                              -------  ------
Net cash provided by operating activities....................   1,665   4,939

Investing activities
  Purchase of property, plant, and equipment.................  (7,597) (7,703)
  Proceeds from sale of equipment............................     179       8
                                                              -------  ------
  Net cash used in investing activities......................  (7,418) (7,695)

Financing activities
  Principal payments on long-term debt.......................     (63)    (36)
                                                              -------  ------
  Net cash provided by (used in) financing activities........     (63)    (36)
  Effect of exchange rate changes on cash activities.........      49     150
                                                              -------  ------
  Increase (decrease) in cash................................  (5,767) (2,642)
  Cash at beginning of period................................  32,612  11,869
                                                              -------  ------
  Cash at end of period...................................... $26,845  $9,227
                                                              =======  ======


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

  The consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 1998, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 1999, and the results of operations and the cash flows for each of the three-month periods ended March 31, 1999 and 1998. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. INVENTORIES

  Inventories consist of the following:

                                                                     (Unaudited)
                                                        December 31,  March 31,
                                                            1998        1999
                                                        ------------ -----------
                                                             (In Thousands)
Raw materials and supplies.............................   $13,114      $12,146
Work in progress.......................................    18,114       19,353
Finished goods and purchased supplies..................    24,308       23,519
                                                          -------      -------
                                                          $55,536      $55,018
                                                          =======      =======

3. COMPREHENSIVE INCOME

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

  For the three-month periods ended March 31, 1999 and 1998, total comprehensive income equaled $1.6 million and $5.1 million, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere herein, and with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

  Revenues. Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the year ended December 31, 1998, the Company derived 88% of its revenues from the sale of its products and 12% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip's sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

  Historically, Dril-Quip recognized revenues upon the delivery of a completed product. Beginning in 1997, the Company began receiving orders relating to larger and more complex projects that have longer manufacturing time frames. The Company accounts for such projects on a percentage of completion basis. For the first three months of 1999, four projects representing approximately 14% of the Company's revenues were accounted for using percentage of completion accounting. This percentage may increase in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability.

  Foreign sales represent a significant portion of the Company's business. In the three months ended March 31, 1999, the Company generated approximately 52% of its revenues from foreign sales. In this period, approximately 71% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

  The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                                   Three Months
                                                                    Ended March
                                                                        31,
                                                                   -------------
                                                                    1998   1999
                                                                   ------ ------
Revenues:
  Product Group...................................................  87.9%  85.2%
  Service Group...................................................  12.1%  14.8%
                                                                   ------ ------
    Total......................................................... 100.0% 100.0%
Cost of sales.....................................................  66.8%  67.0%
Selling, general and administrative expenses......................  12.1%  13.9%
Engineering and product development expenses......................   6.6%   7.2%
                                                                   ------ ------
Operating income..................................................  14.5%  11.9%
Interest expense (income)......................................... (0.9)% (0.3)%
                                                                   ------ ------
Income before income taxes........................................  15.4%  12.2%
Income tax provision..............................................   5.3%   4.3%
                                                                   ------ ------
Net income........................................................  10.1%   7.9%
                                                                   ====== ======

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998.

  Revenues. Revenues decreased by $1.2 million, or 3%, to $39.6 million in the three months ended March 31, 1999 from $40.8 million in the three months ended March 31, 1998. The net decrease resulted from increased domestic sales in the United States of $3.1 million, offset by decreased export sales from the United States of $2.5 million, and decreased sales of $1.8 million in the Asia-Pacific area. The decrease in revenues can be attributed to depressed oil prices which have led to worldwide exploration and production budget cuts by most major oil companies. These reductions have resulted in pricing pressure and less demand for Dril-Quip products.

  Cost of Sales. Cost of sales decreased $750,000, or 3%, to $26.5 million for the three months ended March 31, 1999 from $27.3 million for the same period in 1998. As a percentage of revenues, cost of sales remained steady at 67% for the three-month periods ending March 31, 1998 and 1999.

  Selling, General and Administrative Expenses. In the three months ended March 31, 1999, selling, general and administrative expenses increased by $550,000, or 11%, to $5.5 million from $4.9 million in the 1998 period. The increase was due to higher labor costs and an increased number of personnel needed to support increased sales efforts. Selling, general and administrative expenses increased as a percentage of revenues from 12% to 14%.

  Engineering and Product Development Expenses. In the three months ended March 31, 1999, engineering and product development expenses increased by $164,000, or 6% to $2.83 million from $2.67 million in the same period in 1998. The increase reflects an increased number of personnel and increased development testing related to new products.

  Interest Income. Interest income for the three months ended March 31, 1998 was $378,000 as compared to interest income of $103,000 for the three-month period ended March 31, 1999. This decrease of approximately $275,000 resulted from reductions in the Company's invested cash balance from 1998 to 1999.

  Net Income. Net income decreased by approximately $987,000, or 24%, from $4.13 million in the three months ended March 31, 1998 to $3.14 million for the same period in 1999 for the reasons set forth above.

Liquidity and Capital Resources

  The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. In the past, the Company's principal sources of funds were cash flows from operations and bank indebtedness. However, as a result of the Company's October 1997 initial public offering of common stock, all of the Company's bank indebtedness was repaid in 1997. Since that time, the Company has used the remaining proceeds from the initial public offering and cash flows from operations as its principal sources of funds.

  Net cash provided by operating activities was approximately $1.7 million and $4.9 million for the three months ended March 31, 1998 and 1999, respectively. Improvements in cash flow from operating activities are principally due to decreased working capital requirements attributable to decreases in accounts receivable related to project sales.

  Capital expenditures by the Company were $7.6 million and $7.7 million for the three months ended March 31, 1998 and 1999, respectively. Principal payments on long-term debt were approximately $63,000 and $36,000 for the three months ended March 31, 1998 and 1999, respectively.

  The Company believes that cash on hand plus cash generated from operations will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements. However, should the above mentioned market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be readily available and more than adequate to meet such requirements.

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

  . information systems;

  . automated production systems; and

  . third parties.

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

  The Year 2000 problem is being addressed within the Company and progress is regularly reported to management and the Board of Directors. In implementing the Year 2000 program, the Company has prioritized its readiness efforts into two categories: "mission critical" and "non-mission critical." Systems and third parties which are considered mission critical are those of which a Year 2000 failure could cause any of the following to occur:

  . the inability of the Company to meet its product delivery obligations;

  . a reduction or cessation of the Company's manufacturing capacity or capabilities;

  . the inability of the Company to meet its financial obligations; or

  . any other major interruption to Company operations.

Mission critical systems and mission critical third parties are addressed on a priority basis over non-mission critical systems and non-mission critical third parties.

  The Company's Year 2000 program is made up of three phases: assessment, remediation and testing. As of March 1, 1999, the Company had completed assessment and remediation of all mission critical information systems and automated production systems. Testing of mission critical systems is still underway and is planned to be completed by July 1, 1999. As of April 30, 1999, the Company had completed assessment and remediation of approximately 80% of all non-mission critical information systems and automated production systems. Assessment and remediation of all non-mission critical systems are scheduled to be completed by July 1, 1999 and testing is planned to be completed by August 1, 1999.

  As of March 1, 1999, the Company had contacted substantially all mission critical third party suppliers and vendors about their Year 2000 readiness. The Company has received responses from a majority of those third parties contacted. By July 1, 1999, the Company plans to have contacted all of its mission critical third parties and substantially all of its non-mission critical third parties. Although the Company is taking affirmative steps to determine the readiness of third parties, there can be no assurance that the systems and processes of such third parties will remain functional. Year 2000 failures among mission critical third parties could possibly cause shutdowns or other significant business interruptions that could result in a material effect on the operations, liquidity or capital resources of the Company. At this time, the Company cannot quantify the potential impact of these failures. The Company is currently developing contingency plans to address issues within its control. The program minimizes, but does not eliminate, the issues of third parties.

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

  This disclosure is provided pursuant to Securities Exchange Act Release No. 34-40277. As such, it is protected as a forward-looking statement under the Private Securities Litigation Reform Act of 1995. See "Item 5. Other
Information: Forward Looking Statements" on page 10. This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, 15 USC (S)1, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

  None.

Item 2. Changes in Securities and Use of Proceeds.

  None.

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

  . all statements regarding future operations, financial results, business plans and cash needs; and

  . the use of the words "anticipate," "estimate," "expect," "may,"
    "project," "believe" and similar expressions intended to identify uncertainties.

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

Item 6. Exhibits and Reports on Form 8-K.

 Exhibit
 Number                                Description
 -------                               -----------
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

  *4.1   --Certificate of Designations for Series A Junior Participating
          Preferred Stock (Incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No.
          333-33447)).

  *4.2   --Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement
          on Form S-1 (Registration No. 333-33447)).

  *4.3   --Rights Agreement between Dril-Quip, Inc. and Chase Mellon
          Shareholder Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-33447)).

  27.1   --Financial Data Schedule.

--------
   *Incorporated herein by reference as indicated.

    Reports on Form 8-K

    None.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DRIL-QUIP, INC.

                                          /s/ Jerry M. Brooks
                                          -------------------------------------
                                          Principal Financial Officer
                                          and Duly Authorized Signatory

Date: May 12, 1999