Form 10-Q
period 1999-06-30
DRIL-QUIP INC
filed 1999-08-12
CIK 1042893

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                               ----------------

(MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED JUNE 30, 1999 OR

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

                                YES [X]     NO [_]

    As of August 12, 1999, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 17,245,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         December 31, June 30,
                                                             1998       1999
                                                         ------------ --------
                                                            (In thousands)
                         ASSETS
Current assets:
 Cash and cash equivalents..............................   $ 11,869   $ 12,479
 Trade receivables......................................     44,527     36,085
 Inventories............................................     55,536     52,231
 Deferred taxes.........................................      3,883      4,471
 Prepaids and other current assets......................      1,387      1,150
                                                           --------   --------
   Total current assets.................................    117,202    106,416
Property, plant and equipment, net......................     59,753     67,100
Other assets............................................        291        307
                                                           --------   --------
   Total assets.........................................   $177,246   $173,823
                                                           ========   ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.......................................   $ 16,712   $ 11,693
 Current maturities of long-term debt...................        165        130
 Accrued income taxes...................................      1,637        509
 Customer prepayments...................................      9,039      7,666
 Accrued compensation...................................      3,742      3,835
 Other accrued liabilities..............................      2,312      2,510
                                                           --------   --------
   Total current liabilities............................     33,607     26,343
Long-term debt..........................................        150        105
Deferred taxes..........................................      1,577      1,574
                                                           --------   --------
   Total liabilities....................................     35,334     28,022
Stockholders' equity:
 Preferred stock, 10,000,000 shares authorized at $0.01
  par value (none issued)...............................         --         --
 Common stock:
  50,000,000 shares authorized at $0.01 par value,
  17,245,000 shares issued and outstanding..............        172        172
 Additional paid-in capital.............................     63,291     63,291
 Retained earnings......................................     80,017     86,056
 Foreign currency translation adjustment                     (1,568)    (3,718)
                                                           --------   --------
   Total stockholders' equity...........................    141,912    145,801
                                                           --------   --------
   Total liabilities and stockholders' equity...........   $177,246   $173,823
                                                           ========   ========

         The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                               Three months ended         Six months ended
                                    June 30,                  June 30,
                             ------------------------  ------------------------
                                1998         1999         1998         1999
                             -----------  -----------  -----------  -----------
                                   (In thousands except share amounts)
Revenues...................  $    44,888  $    39,895  $    85,704  $    79,479
Cost and expenses:
 Cost of sales.............       30,274       27,435       57,557       53,968
 Selling, general and
  administrative...........        5,223        5,262       10,159       10,752
 Engineering and product
  development..............        2,883        2,844        5,554        5,679
                             -----------  -----------  -----------  -----------
                                  38,380       35,541       73,270       70,399
                             -----------  -----------  -----------  -----------
Operating income...........        6,508        4,354       12,434        9,080
Interest expense (income)..         (322)         (78)        (700)        (181)
                             -----------  -----------  -----------  -----------
Income before income
 taxes.....................        6,830        4,432       13,134        9,261
Income tax provision.......        2,356        1,535        4,531        3,222
                             ===========  ===========  ===========  ===========
Net income.................  $     4,474  $     2,897  $     8,603  $     6,039
                             ===========  ===========  ===========  ===========
Earnings per share:
 Basic.....................  $      0.26  $      0.17  $      0.50  $      0.35
                             ===========  ===========  ===========  ===========
 Fully diluted.............  $      0.26  $      0.17  $      0.50  $      0.35
                             ===========  ===========  ===========  ===========
Weighted average shares:
 Basic.....................   17,245,000   17,245,000   17,245,000   17,245,000
                             ===========  ===========  ===========  ===========
 Fully diluted.............   17,311,000   17,273,000   17,305,000   17,259,000
                             ===========  ===========  ===========  ===========


         The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Six months
                                                             ended June 30,
                                                             ----------------
                                                              1998     1999
                                                             -------  -------
                                                             (In thousands)
Operating activities
Net income.................................................. $ 8,603  $ 6,039
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization..............................   2,550    3,261
 Gain on sale of equipment..................................      (8)    (177)
 Deferred income taxes......................................    (552)    (588)
 Changes in operating assets and liabilities:
  Trade receivables.........................................  (6,492)   8,123
  Inventories...............................................     620    1,683
  Prepaids and other assets.................................    (401)     187
  Trade accounts payable and accrued expenses...............   7,068   (6,786)
                                                             -------  -------
Net cash provided by operating activities...................  11,388   11,742

Investing activities
 Purchase of property, plant and equipment.................. (14,924) (11,579)
 Proceeds from sale of equipment............................     192      322
                                                             -------  -------
 Net cash used in investing activities...................... (14,732) (11,257)

Financing activities
 Principal payments on long-term debt.......................    (105)     (79)
                                                             -------  -------
 Net cash provided by (used in) financing activities........    (105)     (79)
 Effect of exchange rate changes on cash activities.........    (118)     204
                                                             -------  -------
 Increase (decrease) in cash................................  (3,567)     610
 Cash at beginning of period................................  32,612   11,869
                                                             -------  -------
 Cash at end of period...................................... $29,045  $12,479
                                                             =======  =======

         The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

   Dril-Quip, Inc., a Delaware corporation (the "Company" or "Dril-Quip"), manufactures highly engineered offshore drilling and production equipment which is well suited for use in deepwater, harsh environment and severe service applications. The Company's principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connectors and diverters for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products. The Company has three subsidiaries that manufacture and market the Company's products abroad. Dril-Quip (Europe) Limited is located in Aberdeen, Scotland, with branches in Norway, Holland and Denmark. Dril-Quip Asia Pacific PTE Ltd. is located in Singapore. DQ Holdings PTY Ltd. is located in Perth, Australia.

   The consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 1998, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 1999, the results of operations for each of the three and six-month periods ended June 30, 1999 and 1998 and the cash flows for each of the six-month periods ended June 30, 1999 and 1998. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. INVENTORIES

   Inventories consist of the following:

                                                                     (Unaudited)
                                                        December 31,  June 30,
                                                            1998        1999
                                                        ------------ -----------
                                                             (In thousands)
Raw materials and supplies.............................   $13,114      $12,897
Work in progress.......................................    18,114       12,055
Finished goods and purchased supplies..................    24,308       27,279
                                                          -------      -------
                                                          $55,536      $52,231
                                                          =======      =======

3. COMPREHENSIVE INCOME

   As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires the Company to include unrealized gains or losses on foreign currency translation adjustments in other comprehensive income, which prior to adoption were reported separately in stockholders' equity.

   During the first six months of 1999 and 1998, total comprehensive income amounted to $3.9 million and $9.0 million, respectively. For the three-month periods ended June 30, 1999 and 1998, total comprehensive income equaled $2.3 million and $3.9 million, respectively.

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

   Revenues. Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the six months ended June 30, 1999, the Company derived 87% of its revenues from the sale of its products and 13% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip's sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

   Historically, Dril-Quip recognized revenues upon the delivery of a completed product. Beginning in 1997, the Company began receiving orders relating to larger and more complex projects that have longer manufacturing time frames. The Company accounts for such projects on a percentage of completion basis. For the first six months of 1999, seven projects representing approximately 27% of the Company's revenues were accounted for using percentage of completion accounting. This percentage may increase in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability.

   Foreign sales represent a significant portion of the Company's business. In the six months ended June 30, 1999, the Company generated approximately 51% of its revenues from foreign sales. In this period, approximately 71% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

   The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                 Three months ended      Six months ended
                                      June 30,               June 30,
                                 ------------------      ----------------
                                   1998        1999        1998       1999
                                 ---------   ---------   --------   --------
Revenues:
 Product Group..................      87.3 %      88.9 %     87.6 %     87.0 %
 Service Group..................      12.7 %      11.1 %     12.4 %     13.0 %
                                 ---------   ---------   --------   --------
  Total.........................     100.0 %     100.0 %    100.0 %    100.0 %
Cost of sales...................      67.5 %      68.8 %     67.2 %     67.9 %
Selling, general and
 administrative expenses........      11.6 %      13.2 %     11.8 %     13.5 %
Engineering and product
 development expenses...........       6.4 %       7.1 %      6.5 %      7.2 %
                                 ---------   ---------   --------   --------
Operating income................      14.5 %      10.9 %     14.5 %     11.4 %
Interest expense (income).......      (0.7)%      (0.2)%     (0.8)%     (0.2)%
                                 ---------   ---------   --------   --------
Income before income taxes......      15.2 %      11.1 %     15.3 %     11.6 %
Income tax provision............       5.2 %       3.8 %      5.3 %      4.0 %
                                 ---------   ---------   --------   --------
Net income......................      10.0 %       7.3 %     10.0 %      7.6 %
                                 =========   =========   ========   ========

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

   Revenues. Revenues decreased by $5.0 million, or 11%, to $39.9 million in the three months ended June 30, 1999 from $44.9 million in the three months ended June 30, 1998. The net decrease resulted from increased domestic sales in the United States of $5.8 million, increased export sales from the United States of $1.3 million, offset by decreased sales of $6.2 million in the Asia-Pacific area and decreased sales of $5.9 million in the European area. The decrease in revenues can be attributed to previously depressed oil prices which led to worldwide exploration and production budget cuts by most major oil companies. These reductions have resulted in pricing pressure and less demand for Dril-Quip products.

   Cost of Sales. Cost of sales decreased $2.8 million, or 9%, to $27.5 million for the three months ended June 30, 1999 from $30.3 million for the same period in 1998. As a percentage of revenues, cost of sales were 68.8% and 67.5% for the three-month periods ending June 30, 1999 and 1998. This increase was due to pricing pressure as discussed above.

   Selling, General and Administrative Expenses. In the three months ended June 30, 1999, selling, general and administrative expenses increased by $39,000, or 1%, to $5.3 million from $5.2 million in the 1998 period. Selling, general and administrative expenses increased as a percentage of revenues to 13.2% from 11.6%.

   Engineering and Product Development Expenses. In the three months ended June 30, 1999, engineering and product development expenses decreased by approximately 1% to $2.8 million from $2.9 million in the same period in 1998. Engineering and product development expenses increased as a percent of revenues to 7.1% from 6.4%.

   Interest Income. Interest income for the three months ended June 30, 1999 was $78,000 as compared to interest income of $322,000 for the three-month period ended June 30, 1998. This decrease of approximately $244,000 resulted from reductions in the Company's invested cash balance from 1998 to 1999.

   Net Income. Net income decreased by approximately $1.6 million, or 35%, to $2.9 million in the three months ended June 30, 1999 from $4.5 million for the same period in 1998 for the reasons set forth above.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.

   Revenues. Revenues decreased by $6.2 million, or 7%, to $79.5 million in the six months ended June 30, 1999 from $85.7 million in the six months ended June 30, 1998. The net decrease was primarily due to increased domestic sales in the United States of $8.9 million, offset by decreased export sales from the United States of $1.2 million, decreased sales of $8.1 in the Asia-Pacific area and decreased sales of $5.8 million in the European area. The decrease in revenues can be attributed to previously depressed oil prices which led to worldwide exploration and production budget cuts by most major oil companies. These reductions have resulted in pricing pressure and less demand for Dril-Quip products.

   Cost of Sales. Cost of sales decreased $3.6 million, or 6%, to $54.0 million for the six months ended June 30, 1999 from $57.6 million for the same period in 1998. As a percentage of revenues, cost of sales were 67.9% and 67.2% for the six month periods ending June 30, 1999 and 1998, respectively. This increase was due to pricing pressure as discussed above.

   Selling, General and Administrative Expenses. In the six months ended June 30, 1999, selling, general and administrative expenses increased by $593,000, or 6%, to $10.8 million from $10.2 million in the 1998 period. The increase was primarily due to higher labor costs. Selling, general and administrative expenses increased as a percent of revenues from 11.8% to 13.5%.

   Engineering and Product Development Expenses. In the six months ended June 30, 1999, engineering and product development expenses increased by $125,000, or approximately 2%, to $5.7 million from $5.6 million in the same period in 1998. Engineering and product development expenses increased as a percent of revenues to 7.2% from 6.5%.

   Interest Income. Interest income for the six months ended June 30, 1999 was approximately $181,000 as compared to interest income of $700,000 for the six month period ended June 30, 1998. This decrease of approximately $519,000 resulted from reductions in the Company's invested cash balance from 1998 to 1999.

   Net Income. Net income decreased by approximately $2.6 million, or 30%, to $6.0 million in the six months ended June 30, 1999 from $8.6 million for the same period in 1998 for the reasons set forth above.

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

   Net cash provided by operating activities was approximately $11.7 million and $11.4 million for the six months ended June 30, 1999 and 1998, respectively. Improvements in cash flow from operating activities are principally due to decreased working capital requirements attributable to decreases in accounts receivable related to project sales offset by decreases in trade accounts payable.

   Capital expenditures by the Company were $11.6 million and $14.9 million for the six months ended June 30, 1999 and 1998, respectively. Principal payments on long-term debt were approximately $79,000 and $105,000 for the six months ended June 30, 1999 and 1998, respectively.

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

   The Company's Year 2000 program is made up of three phases: assessment, remediation and testing. As of March 1, 1999, the Company had completed assessment and remediation of all mission critical information systems and automated production systems. Testing of mission critical systems is still underway and is planned to be completed by October 31, 1999. As of July 31, 1999, the Company had completed assessment and remediation of substantially all non-mission critical systems and testing is planned to be completed by October 31, 1999.

   As of March 1, 1999, the Company had contacted substantially all mission critical third party suppliers and vendors about their Year 2000 readiness. The Company has received responses from a majority of those third parties contacted. As of July 31, 1999, the Company had also contacted substantially all of its non-mission critical third parties. Although the Company is taking affirmative steps to determine the readiness of third parties, there can be no assurance that the systems and processes of such third parties will remain functional. Year 2000 failures among mission critical third parties could possibly cause shutdowns or other significant business interruptions that could result in a material effect on the operations, liquidity or capital resources of the Company. At this time, the Company cannot quantify the potential impact of these failures. The Company is currently developing contingency plans to address issues within its control. The program minimizes, but does not eliminate, the issues of third parties.

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

   This disclosure is provided pursuant to Securities Exchange Act Release No. 34-40277. As such, it is protected as a forward-looking statement under the Private Securities Litigation Reform Act of 1995. See "Item 5. Other
Information: Forward Looking Statements" on pages 11 and 12. This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, 15 USC (S)1, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

   None.

Item 2. Changes in Securities and Use of Proceeds.

   None.

Item 3. Defaults Upon Senior Securities.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   Dril-Quip's annual meeting of stockholders was held on May 13, 1999 for the purpose of electing two directors to serve a three-year term and approving the appointment of Ernst & Young LLP as independent public accountants of the Company for 1999.

   1. Election of Directors

   Stockholders elected J. Mike Walker and Gary W. Loveless, each for a three-year term expiring at the 2002 annual meeting. The vote tabulation for each individual director was as follows:

                                                   Votes Cast Votes Cast Against
Director                                              For        Or Withheld
--------                                           ---------- ------------------
J. Mike Walker.................................... 15,603,238       69,154
Gary W. Loveless.................................. 15,603,238       69,154

Directors continuing in office were Lary E. Reimert, Gary D. Smith, and James
M. Alexander.

   2. Proposal approving the appointment of Ernst & Young LLP as independent public accountants of the Company for 1999.

For............................................... 15,656,698
Against...........................................      8,408
Abstain...........................................      7,286

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

  . use of initial public offering proceeds;

  . working capital requirements;

  . the availability of expected sources of liquidity;

  . the impact of the Year 2000 problem;

  . all statements regarding future operations, financial results, business plans and cash needs; and

  . the use of the words "anticipate," "estimate," "expect," "may,"
    "project," "believe" and similar expressions intended to identify uncertainties.

   These statements are based upon certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including but not limited to, those relating to the volatility of oil and natural gas prices and cyclicality of the oil and gas industry, the Company's international operations, operating risks, the Company's dependence on key employees, the Company's dependence on skilled machinists and technical personnel, the Company's reliance on product development and possible technological obsolescence, control by certain stockholders, the potential impact of governmental regulation and environmental matters, competition, reliance on significant customers and other factors detailed in the Registration Statement on Form S-1 (Registration No. 333-33447) filed in connection with the initial public offering and the Company's other filings with the Securities and Exchange Commission. Prospective investors are cautioned that any such statements are not guarantees of future performance, and that, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

                                          DRIL-QUIP, INC.

                                          /s/Jerry M. Brooks
                                          _____________________________________


                                          Principal Financial Officer
                                          and Duly Authorized Signatory

Date: August 12, 1999