Form 10-Q
period 1999-09-30
DRIL-QUIP INC
filed 1999-11-12
CIK 1042893

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                               ----------------

(MARK ONE)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                      PERIOD ENDED SEPTEMBER 30, 1999 OR

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

                              YES [X]     NO [_]

 As of November 12, 1999, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 17,245,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     December 31, September 30,
                                                         1998         1999
                                                     ------------ -------------
                                                           (In thousands)
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents.........................   $ 11,869     $  9,151
  Trade receivables.................................     44,527       39,918
  Inventories.......................................     55,536       52,078
  Deferred taxes....................................      3,883        4,615
  Prepaids and other current assets.................      1,387          986
                                                       --------     --------
    Total current assets............................    117,202      106,748
Property, plant and equipment, net..................     59,753       69,591
Other assets........................................        291          470
                                                       --------     --------
    Total assets....................................   $177,246     $176,809
                                                       ========     ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable..................................   $ 16,712     $ 12,400
  Current maturities of long-term debt..............        165          111
  Accrued income taxes..............................      1,637          506
  Customer prepayments..............................      9,039        4,952
  Accrued compensation..............................      3,742        3,936
  Other accrued liabilities.........................      2,312        2,750
                                                       --------     --------
    Total current liabilities.......................     33,607       24,655
Long-term debt......................................        150           86
Deferred taxes......................................      1,577        1,623
                                                       --------     --------
    Total liabilities...............................     35,334       26,364
Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized at
   $0.01 par value (none issued)....................         --           --
  Common stock:
    50,000,000 shares authorized at $0.01 par value,
     17,245,000 shares issued and outstanding.......        172          172
  Additional paid-in capital........................     63,291       63,291
  Retained earnings.................................     80,017       89,001
  Foreign currency translation adjustment...........     (1,568)      (2,019)
                                                       --------     --------
    Total stockholders' equity......................    141,912      150,445
                                                       --------     --------
    Total liabilities and stockholders' equity......   $177,246     $176,809
                                                       ========     ========

        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                               Three months ended         Nine months ended
                                  September 30,             September 30,
                             ------------------------  ------------------------
                                1998         1999         1998         1999
                             -----------  -----------  -----------  -----------
                                   (In thousands except share amounts)
Revenues...................  $    47,125  $    38,813  $   132,829  $   118,292
Cost and expenses:
  Cost of sales............       31,925       26,790       89,482       80,758
  Selling, general and
   administrative..........        5,397        4,944       15,556       15,696
  Engineering and product
   development.............        3,174        2,661        8,728        8,340
                             -----------  -----------  -----------  -----------
                                  40,496       34,395      113,766      104,794
                             -----------  -----------  -----------  -----------
Operating income...........        6,629        4,418       19,063       13,498
Interest expense (income)..         (305)        (142)      (1,005)        (323)
                             -----------  -----------  -----------  -----------
Income before income
 taxes.....................        6,934        4,560       20,068       13,821
Income tax provision.......        2,391        1,615        6,922        4,837
                             -----------  -----------  -----------  -----------
Net income.................  $     4,543  $     2,945  $    13,146  $     8,984
                             ===========  ===========  ===========  ===========
Earnings per share:
  Basic....................  $      0.26  $      0.17  $      0.76  $      0.52
                             ===========  ===========  ===========  ===========
  Fully diluted............  $      0.26  $      0.17  $      0.76  $      0.52
                             ===========  ===========  ===========  ===========
Weighted average shares:
  Basic....................   17,245,000   17,245,000   17,245,000   17,245,000
                             ===========  ===========  ===========  ===========
  Fully diluted............   17,245,000   17,289,000   17,285,000   17,260,000
                             ===========  ===========  ===========  ===========



        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine months
                                                                  ended
                                                              September 30,
                                                             ----------------
                                                              1998     1999
                                                             -------  -------
                                                             (In thousands)
Operating activities
Net income.................................................. $13,146  $ 8,984
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization..............................   4,033    4,930
 Gain on sale of equipment..................................      (3)    (162)
 Deferred income taxes......................................    (452)    (736)
 Changes in operating assets and liabilities:
  Trade receivables......................................... (13,817)   4,585
  Inventories...............................................     396    3,110
  Prepaids and other assets.................................    (654)     215
  Trade accounts payable and accrued expenses...............   3,765   (8,739)
                                                             -------  -------
Net cash provided by operating activities...................   6,414   12,187

Investing activities
 Purchase of property, plant and equipment.................. (24,063) (15,055)
 Proceeds from sale of equipment............................     190      323
                                                             -------  -------
 Net cash used in investing activities...................... (23,873) (14,732)

Financing activities
 Principal payments on long-term debt.......................    (135)    (118)
                                                             -------  -------
 Net cash provided by (used in) financing activities........    (135)    (118)
Effect of exchange rate changes on cash activities..........    (377)     (55)
                                                             -------  -------
Increase (decrease) in cash................................. (17,971)  (2,718)
Cash at beginning of period.................................  32,612   11,869
                                                             -------  -------
Cash at end of period....................................... $14,641  $ 9,151
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

  The consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 1998, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 1999, the results of operations for each of the three and nine-month periods ended September 30, 1999 and 1998 and the cash flows for each of the nine-month periods ended September 30, 1999 and 1998. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. INVENTORIES

  Inventories consist of the following:

                                                                    (Unaudited)
                                                      December 31, September 30,
                                                          1998         1999
                                                      ------------ -------------
                                                            (In thousands)
Raw materials and supplies...........................   $13,114       $13,312
Work in progress.....................................    18,114        11,313
Finished goods and purchased supplies................    24,308        27,453
                                                        -------       -------
                                                        $55,536       $52,078
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

  During the first nine months of 1999 and 1998, total comprehensive income amounted to $8.5 million and $14.1 million, respectively. For the three-month periods ended September 30, 1999 and 1998, total comprehensive income equaled $4.6 million and $5.1 million, respectively.

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

  Revenues. Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the nine months ended September 30, 1999, the Company derived 88% of its revenues from the sale of its products and 12% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip's sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

  Historically, Dril-Quip recognized revenues upon the delivery of a completed product. Beginning in 1997, the Company began receiving orders relating to larger and more complex projects that have longer manufacturing time frames. The Company accounts for such projects on a percentage of completion basis. For the first nine months of 1999, eight projects representing approximately 30% of the Company's revenues were accounted for using percentage of completion accounting. This percentage may increase in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability.

  Foreign sales represent a significant portion of the Company's business. In the nine months ended September 30, 1999, the Company generated approximately 48% of its revenues from foreign sales. In this period, approximately 73% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

  The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                                 Nine months
                                           Three months ended  ended September
                                              September 30,          30,
                                           ------------------- ---------------
                                             1998      1999     1998    1999
                                           --------- --------- ------- -------
Revenues:
 Product Group............................    88.0 %    90.2 %  87.7 %  88.1 %
 Service Group............................    12.0 %     9.8 %  12.3 %  11.9 %
                                           --------- --------- ------- -------
  Total...................................   100.0 %   100.0 % 100.0 % 100.0 %
Cost of sales.............................    67.7 %    69.0 %  67.4 %  68.3 %
Selling, general and administrative
 expenses.................................    11.5 %    12.7 %  11.7 %  13.3 %
Engineering and product development
 expenses.................................     6.7 %     6.9 %   6.6 %   7.0 %
                                           --------- --------- ------- -------
Operating income..........................    14.1 %    11.4 %  14.3 %  11.4 %
Interest expense (income).................    (0.6)%    (0.4)%  (0.8)%  (0.3)%
                                           --------- --------- ------- -------
Income before income taxes................    14.7 %    11.8 %  15.1 %  11.7 %
Income tax provision......................     5.1 %     4.2 %   5.2 %   4.1 %
                                           --------- --------- ------- -------
Net income................................     9.6 %     7.6 %   9.9 %   7.6 %
                                           ========= ========= ======= =======

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

  Revenues. Revenues decreased by $8.3 million, or 18%, to $38.8 million in the three months ended September 30, 1999 from $47.1 million in the three months ended September 30, 1998. The net decrease resulted from decreased export sales from the United States of $8.7 million, decreased sales of $1.6 million in the Asia-Pacific area and decreased sales of $6.1 million in the European area, partially offset by increased domestic sales in the United States of $8.1 million. The decrease in revenues can be attributed to previously depressed oil prices which led to worldwide exploration and production budget cuts by most major oil companies. Although oil prices have returned to higher levels reecently, exploration and production spending by major oil companies has not returned to previous levels. These conditions have resulted in pricing pressure and less demand for Dril-Quip products.

  Cost of Sales. Cost of sales decreased $5.1 million, or 16%, to $26.8 million for the three months ended September 30, 1999 from $31.9 million for the same period in 1998. As a percentage of revenues, cost of sales were 69% and 68% for the three-month periods ending September 30, 1999 and 1998, respectively. This increase was primarily due to downward pricing pressure as discussed above.

  Selling, General and Administrative Expenses. In the three months ended September 30, 1999, selling, general and administrative expenses decreased by $453,000, or 8%, to $4.9 million from $5.4 million in the 1998 period. However, due to the reduction in revenues, selling, general and administrative expenses increased as a percentage of revenues to 12.7% from 11.5%.

  Engineering and Product Development Expenses. In the three months ended September 30, 1999, engineering and product development expenses decreased by approximately 16% to $2.7 million from $3.2 million in the same period in 1998. However, due to reduced revenues, engineering and product development expenses increased as a percent of revenues to 6.9% from 6.7%.

  Interest Income. Interest income for the three months ended September 30, 1999 was $142,000 as compared to interest income of $305,000 for the three-month period ended September 30, 1998. This decrease of approximately $163,000 resulted primarily from reductions in the Company's invested cash balance from 1998 to 1999.

  Net Income. Net income decreased by approximately $1.6 million, or 35%, to $2.9 million in the three months ended September 30, 1999 from $4.5 million for the same period in 1998 for the reasons set forth above.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998.

  Revenues. Revenues decreased by $14.5 million, or 11%, to $118.3 million in the nine months ended September 30, 1999 from $132.8 million in the nine months ended September 30, 1998. The net decrease was due to decreased export sales from the United States of $9.9 million, decreased sales of $9.7 million in the Asia-Pacific area and decreased sales of $11.9 million in the European area, partially offset by increased domestic sales in the United States of $17.0 million. The decrease in revenues can be attributed to previously depressed oil prices which led to worldwide exploration and production budget cuts by most major oil companies. These reductions have resulted in pricing pressure and less demand for Dril-Quip products.

  Cost of Sales. Cost of sales decreased $8.7 million, or 10%, to $80.8 million for the nine months ended September 30, 1999 from $89.5 million for the same period in 1998. As a percentage of revenues, cost of sales were 68.3% and 67.4% for the nine month periods ending September 30, 1999 and 1998, respectively. This increase was due to pricing pressure as discussed above.

  Selling, General and Administrative Expenses. In the nine months ended September 30, 1999, selling, general and administrative expenses increased by $140,000, or 1%, to $15.7 million from $15.6 million in the 1998 period. The increase was primarily due to higher labor costs. Selling, general and administrative expenses increased as a percent of revenues from 11.7% to 13.3%.

  Engineering and Product Development Expenses. In the nine months ended September 30, 1999, engineering and product development expenses decreased by $388,000, or approximately 4%, to $8.3 million from $8.7 million in the same period in 1998. However, due to reduced revenues, engineering and product development expenses increased as a percent of revenues to 7% from 6.6%.

  Interest Income. Interest income for the nine months ended September 30, 1999 was approximately $323,000 as compared to interest income of $1,005,000 for the nine month period ended September 30, 1998. This decrease of approximately $682,000 resulted primarily from reductions in the Company's invested cash balance from 1998 to 1999.

  Net Income. Net income decreased by approximately $4.2 million, or 32%, to $9.0 million in the nine months ended September 30, 1999 from approximately $13.2 million for the same period in 1998 for the reasons set forth above.

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

  Net cash provided by operating activities was approximately $12.2 million and $6.4 million for the nine months ended September 30, 1999 and 1998, respectively. Improvements in cash flow from operating activities are principally due to decreased working capital requirements attributable to accounts receivable and inventories, offset by increased working capital requirements attributable to trade accounts payable and accrued expenses.

  Capital expenditures by the Company were $15.1 million and $24.1 million for the nine months ended September 30, 1999 and 1998, respectively. Principal payments on long-term debt were approximately $118,000 and $135,000 for the nine months ended September 30, 1999 and 1998, respectively.

  On August 27, 1999, the Company entered into a credit agreement with Bank One, Texas, N.A. which provides for an unsecured revolving line of credit of up to $10 million. At the election of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 2% or the Bank One base rate. In addition, the facility calls for quarterly interest payments and terminates on August 27, 2001. To date, there have been no drawdowns under this facility.

  The Company believes that cash on hand plus cash generated from operations (in conjunction with its existing revolving line of credit, if necessary) will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements. However, should the above mentioned market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be readily available and more than adequate to meet such requirements.

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

  The Company's Year 2000 program is made up of three phases: assessment, remediation and testing. As of March 1, 1999, the Company had completed assessment and remediation of all mission critical information systems and automated production systems. Testing of mission critical systems is 95% complete and is planned to be 100% complete by November 30, 1999. As of July 31, 1999, the Company had completed assessment and remediation of substantially all non-mission critical systems and testing is complete.

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

  This disclosure is provided pursuant to Securities Exchange Act Release No. 34-40277. As such, it is protected as a forward-looking statement under the Private Securities Litigation Reform Act of 1995. See "Item 5. Other
Information: Forward Looking Statements" on page 11. This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, 15 USC (S)1, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein.

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company does not engage in any material hedging transactions, forward contracts or currency trading which would be subject to market risks inherent to such transactions.

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

  10.1   --Credit Agreement between Dril-Quip, Inc. and Bank One, Texas, N.A.
          dated August 27, 1999.

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

Date: November 12, 1999