Form 10-K
period 1999-12-31
DRIL-QUIP INC
filed 2000-03-23
CIK 1042893

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

                  For the fiscal year ended December 31, 1999

                       Commission file number: 001-13439

                               ----------------
                                Dril-Quip, Inc.
            (Exact name of registrant as specified in its charter)

           Delaware                                     74-2162088
 (State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

    13550 Hempstead Highway                                77040
        Houston, Texas                                  (Zip code)
     (Address of principal
      executive offices)


      Registrant's telephone number, including area code: (713) 939-7711
          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
                  Title of Each Class                   On Which Registered
                  -------------------                 -----------------------
    Common Stock, $.01 par value per share            New York Stock Exchange
    Rights to purchase Series A Junior Participating  New York Stock Exchange
     Preferred Stock

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At March 20, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $241,587,000 based on the closing price of such stock on such date of $40.

  At March 20, 2000, the number of shares outstanding of registrant's Common Stock was 17,250,624.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I....................................................................    1
    Item 1.          Business.............................................     1
    Item 2.          Properties...........................................     9
    Item 3.          Legal Proceedings....................................     9
    Item 4.          Submission of Matters to a Vote of Security Holders..    10
    Item S-K 401(b). Executive Officers of the Registrant.................    10

 PART II...................................................................   11
    Item 5.          Market for Registrant's Common Stock and Related
                     Shareholder Matters..................................    11
    Item 6.          Selected Financial Data..............................    12
    Item 7.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................    12
    Item 7A.         Quantitative and Qualitative Disclosures About Market
                     Risk.................................................    17
    Item 8.          Financial Statements and Supplementary Data..........    18
    Item 9.          Changes In and Disagreements With Accountants on
                     Accounting and Financial Disclosure..................    31

 PART III..................................................................   32
    Item 10.         Directors and Executive Officers of the Registrant...    32
    Item 11.         Executive Compensation...............................    32
    Item 12.         Security Ownership of Certain Beneficial Owners and
                     Management...........................................    32
    Item 13.         Certain Relationships and Related Party
                     Transactions.........................................    32

 PART IV...................................................................   32
    Item 14.         Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K..........................................    33

                          FORWARD LOOKING STATEMENTS

  This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements contained in all parts of this document that are not historical facts are forward looking statements that involve risks and uncertainties that are beyond the Dril-Quip's control. You can identify Dril-Quip's forward looking statements by the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions. These forward-looking statements include the following types of information and statements as they relate to Dril-Quip:

  . scheduled, budgeted and other future capital expenditures;

  . working capital requirements;

  . the availability of expected sources of liquidity;

  . the impact of the Year 2000 problem; and

  . all statements regarding future operations, financial results, business plans and cash needs.

  These statements are based upon certain assumptions and analyses made by management of Dril-Quip in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including but not limited to, those relating to the volatility of oil and natural gas prices and cyclical nature of the oil and gas industry, Dril-Quip's international operations, operating risks, Dril-Quip's dependence on key employees, Dril-Quip's dependence on skilled machinists and technical personnel, Dril-Quip's reliance on product development and possible technological obsolescence, control by certain stockholders, the potential impact of governmental regulation and environmental matters, competition, reliance on significant customers, the risk factors discussed herein and other factors detailed in the Registration Statement on Form S-1 (Registration No. 333-33447) filed in connection with Dril-Quip's initial public offering, and Dril-Quip's other filings with the Securities and Exchange Commission. Prospective investors are cautioned that any such statements are not guarantees of future performance, and that, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

  Dril-Quip has developed its broad line of subsea equipment, surface equipment and offshore rig equipment primarily through its internal product development efforts. The Company believes that it has achieved significant market share and brand name recognition with respect to its established products due to the technological capabilities, reliability, cost effectiveness and operational timesaving features of these products. In particular, the Company's Quik-Thread(R) and Quik-Stab(R) specialty connectors, MS-15(R) mudline hanger systems and SS-10(R) and SS-15(R) subsea wellheads are among the most widely used in the industry. During the 1990s, the Company introduced a number of new products, including diverters, wellhead connectors, dual-bore and single-bore subsea production trees, subsea and platform valves, platform wellheads, platform trees, drilling risers and Spar and TLP production risers. In the last year, Dril-Quip developed a number of new products, including the SS-15 Big Bore Subsea wellhead system, the SS-15ES Deepwater Wellhead System, the Quik-Lok High Preload Specialty Casing Connector and an ultra-deepwater subsea production tree.

  Dril-Quip markets its products through its offices and sales representatives located in all of the major international energy markets throughout the world. In 1999, the Company generated approximately 48% of its revenues from foreign sales. The Company manufactures its products at its facilities located in Houston, Texas; Aberdeen, Scotland; and Singapore, and maintains additional facilities for fabrication and/or reconditioning in Norway, Denmark and Australia. Dril-Quip's manufacturing operations are vertically integrated, with the Company performing substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities.

  The Company was co-founded as a Texas corporation in 1981 by Larry E. Reimert, Gary D. Smith, J. Mike Walker and Gary W. Loveless. Together, Messrs. Reimert, Smith and Walker have over 90 years of combined experience in the oilfield equipment industry, essentially all of which has been with the Company and its major competitors. In addition, key department managers have been with the Company over 10 years, on average. The Company was reincorporated as a Delaware corporation on August 12, 1997.

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

  The decline in worldwide offshore exploration and production activity which began in 1998 continued during 1999. This reduction in offshore activity occurred as oil and gas companies reduced their budgets in response to low oil prices that began in 1998 and continued through the first half of 1999. Consequently, demand for Dril-Quip products, particularly those products used in drilling and producing economically marginal properties, declined. Although oil prices rebounded in the last half of 1999, any future decline in hydrocarbon prices would likely have a material adverse effect on the Company's results of operations. There can be no assurance that the current oil price levels will lead to increased oil and gas exploration and production activity or that demand for the Company's products and services will reflect such improvement, if any.

Products and Services

 Product Group

  Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. In 1999, the Company derived approximately 88.3% of its revenues from the sale of its products. The Company's products are used to explore for oil and gas on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, TLPs, Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers (called tension legs). A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter that is anchored in place (like a Spar buoy). FPSOs are floating production, storage and offloading monohull moored vessels. Sales of the Company's equipment in connection with TLPs, Spars and FPSOs are becoming increasingly important sources of revenues.

  Subsea Equipment. Subsea equipment is used in the drilling and production of offshore oil and gas wells around the world. Included in the subsea equipment product line are subsea wellheads, mudline hanger systems, specialty connectors and associated pipe, subsea production trees, valves and TLP and Spar well systems.

  Subsea wellheads are pressure-containing forged and machined metal housings in which casing hangers are landed and sealed subsea to suspend casing (downhole pipe). As drilling depth increases, successively smaller diameter casing strings are installed, each suspended by an independent casing hanger. Subsea wellheads are utilized when drilling from floating drilling rigs, either semi-submersible or drillship types, and TLPs and Spars. In 1999, the Company introduced its SS-15 Big Bore Subsea Wellhead System, which was designed to accommodate additional casing strings installed through a conventional marine riser and a subsea blowout preventer. The Company generally supplies subsea wellheads to customers from inventory.

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

  A subsea production tree is an assembly composed of valves, a wellhead connector, control equipment and various other components installed on a subsea wellhead or a mudline hanger system and used to control the flow of oil and gas from a producing well. Subsea trees may be either stand alone satellite type or template mounted cluster arrangements. Both types typically produce via flowlines to a central control point located on a platform, TLP, Spar or FPSO. The use of subsea production trees has become an increasingly important method for producing wells located in hard-to-reach deepwater areas or economically marginal fields located in shallower waters. The Company is an established manufacturer of more complicated dual-bore production trees, which are used in severe service applications. In addition, Dril-Quip manufactures a patented single bore (SingleBore(TM)) subsea completion system which features a hydraulic mechanism instead of a wireline-installed mechanism that allows the operator to plug the tubing hanger annulus remotely from the surface via a hydraulic control line and subsequently unplug it when the well is put on production. This mechanism eliminates the need for an expensive multibore installation and workover riser, thereby saving both cost and installation time. In addition, Dril-Quip introduced a new guidelineless subsea production tree in 1999 for use in ultra-deepwater applications. This tree features remote multiple flowline and control connections, utilizing remotely operated intervention tools. This product is scheduled for installation during the first half of 2000. The Company's subsea production trees are generally custom designed and manufactured to customer specifications.

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

 Service Group

  Dril-Quip's Service Group provides field installation services, reconditioning of its products which are customer-owned, and rental running tools for installation and retrieval of its products. These services are provided from the Company's worldwide locations and represented approximately 11.7% of revenues in 1999.

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

  Rental. The Company rents running and installation tools for use in installing its products. These tools are used to install and retrieve Company products which are purchased by customers. Running tools are available from Dril-Quip's locations in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Beverwijk, Holland; Singapore; and Perth, Australia.

Manufacturing

  Dril-Quip has major manufacturing facilities in Houston, Texas; Aberdeen, Scotland; and Singapore. Each location conducts a broad variety of processes, including machining, fabrication, inspection, assembly and testing. The Houston facility provides forged and heat treated products to all the major manufacturing facilities.

  The Company's Houston and Aberdeen manufacturing plants are ISO 9001 and American Petroleum Institute certified. In addition, the Company's manufacturing facility in Singapore is ISO 9001 certified. See "Properties-- Major Manufacturing Facilities." Dril-Quip maintains its high standards of product quality through the use of quality assurance specialists who work with product manufacturing personnel throughout the manufacturing process by inspecting and documenting equipment as it is processed through the Company's manufacturing facilities. The Company has the capability to manufacture various products from each of its product lines at its major manufacturing facilities and believes that this localized manufacturing capability is essential in order to compete with the Company's major competitors.

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

  In 1997, in conjunction with its initial public offering, the Company announced a three-year, $50 million capital expansion program to increase its manufacturing capacity by approximately 90%. During 1998 and 1999, this expansion continued as the Company increased its facilities at its Eldridge site in Houston, Texas from approximately 280,000 square feet at the end of 1997 to approximately 768,000 square feet at the end of 1999. Facility expansions included additions to the Company's rough-out machine shop, forge and heat treat building, blast and paint facilities, and fabrication building. Additionally, a new machine shop was erected which will allow for the 2000 consolidation of finish machine operations under one roof. A new riser tower and test pit and a new riser fabrication and assembly building have also been added at the Eldridge site. The original three-year capital expenditure program is expected to be completed during 2000.

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

  In 1999, Chevron USA Production Company accounted for approximately 15% of the Company's total revenues. However, the Company is not dependent on any one customer or group of customers. The number and variety of the Company's products required in a given year by any one customer depends upon the amount of that customer's capital expenditure budget devoted to offshore exploration and production in any single year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company's results of operations.

Marketing and Sales

  Dril-Quip markets its products and services throughout the world directly through its sales personnel in two domestic and ten international locations. In addition, in certain foreign markets where the Company does not maintain offices, it utilizes independent sales representatives to enhance its marketing and sales efforts. Some of the locations in which Dril-Quip has sales representatives are the United Arab Emirates, Saudi Arabia, India, Canada, the Philippines, Brazil, Indonesia, Malaysia, Kuwait, Brunei, Oman, Qatar and West Africa. Although they do not have authority to contractually bind the Company, these representatives market the Company's products in their respective territories in return for sales commissions. The Company also places print advertising from time to time in trade and technical publications targeted to its customer base. It also participates in industry conferences and trade shows to enhance industry awareness of its products.

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

  The Company has continually introduced new products and product enhancements since its founding in 1981. In the 1990s, the Company introduced a series of new products, including diverters, wellhead connectors, SingleBore(TM) subsea trees, improved severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling risers and TLP and Spar production riser systems.

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

  The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees than on any individual patent, trademark or copyright. Nevertheless, as part of its ongoing product development and manufacturing activities, Dril-Quip's policy has been to seek patents when appropriate on inventions concerning new products and product improvements. All patent rights for products developed by employees are assigned to the Company and almost all of the Company's products have components that are covered by patents. The Company's existing patents expire at various times beginning as early as 2001.

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

Employees

  The total number of the Company's employees as of December 31, 1999 was 1,061. Of these, 759 were located in the United States. The Company's employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

Item 2. Properties

Major Manufacturing Facilities

                                        Building
                                          Size         Land
                                      (Approximate (Approximate
              Location                Square Feet)   Acreage)   Owned or Leased
              --------                ------------ ------------ ----------------
  Houston, Texas
    --13550 Hempstead Highway........   175,000         15      Owned
                                         14,000         --      Leased (offices)
    --6401 N. Eldridge Parkway          768,000        218      Owned
  Aberdeen, Scotland.................   137,000         14      Owned
                                         15,000         --      Leased (offices)
  Singapore..........................    24,000          2      Leased

  Dril-Quip's manufacturing facilities in Houston and Aberdeen are capable of manufacturing each of its products, and the facility in Singapore is capable of manufacturing most of the Company's established products. Of the 768,000 square feet of buildings located at the Eldridge site in Houston, Texas, buildings consisting of approximately 240,000 square feet have been completed, but were not in service as of December 31, 1999.

Sales, Service and Reconditioning Facilities

                            Building
                              Size         Land
                          (Approximate (Approximate
    Leased Location       Square Feet)   Acreage)                        Activity
    ---------------       ------------ ------------                      --------
New Orleans, Louisiana..      2,300         --      Sales/Service
Beverwijk, Holland......      5,200        0.2      Sales/Warehouse
Perth, Australia........      1,600         --      Sales/Service
Darwin, Australia.......      2,500        1.0      Service/Warehouse
Stavanger, Norway.......     15,700        8.5      Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark........     19,400        1.2      Sales/Service/Reconditioning/Warehouse

  The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen and Singapore. As part of its capital expansion, the Company plans to expand its facilities in Stavanger to meet growing demands for its products and services.

Item 3. Legal Proceedings

  The Company is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 1999.

Item S-K 401(b). Executive Officers of the Registrant

  Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

  The following table sets forth the names, ages (as of March 15, 2000) and positions of the Company's executive officers:

             Name           Age                        Position
             ----           ---                        --------
   Larry E. Reimert........  52 Co-Chairman of the Board and Co-Chief Executive Officer
   Gary D. Smith...........  57 Co-Chairman of the Board and Co-Chief Executive Officer
   J. Mike Walker..........  56 Co-Chairman of the Board and Co-Chief Executive Officer
   Jerry M. Brooks.........  48 Chief Financial Officer

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

  J. Mike Walker is Co-Chairman of the Board and Co-Chief Executive Officer with principal responsibility for manufacturing, purchasing and facilities. He has been the Director--Manufacturing, Purchasing and Facilities, as well as a member of the Board of Directors, since the Company's inception in 1981. Prior to that, he served as the Director of Engineering, Manager of Engineering and Manager of Research and Development with Vetco Offshore, Inc. Mr. Walker holds a BSME degree from Texas A&M University, an MSME degree from the University of Texas at Austin and a Ph.D. in mechanical engineering from Texas A&M University.

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

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

  The Company's Common Stock has been publicly traded on the New York Stock Exchange under the symbol DRQ since its initial public offering on October 22, 1997. The following table sets forth the quarterly high and low sales prices for the indicated quarters of fiscal 1998 and 1999:

                                                           Sales Price ($)
                                                     ---------------------------
                                                         1998          1999
                                                     ------------- -------------
     Quarter Ended                                    High   Low    High   Low
     -------------                                   ------ ------ ------ ------
     March 31....................................... 35     22 3/8 24 1/4 11 3/4
     June 30........................................ 37     26 1/4 26 1/8 18
     September 30................................... 26 1/2 11 3/4 30 1/2 17 5/8
     December 31.................................... 22 1/2 13 1/8 30 7/8 21 1/8

  There were approximately 68 stockholders of record of the Company's Common Stock as of March 20, 2000. This number does not include the number of security holders for whom shares are held in a "nominee" or "street" name.

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

                                         Year Ended December 31,
                               ------------------------------------------------
                                 1995      1996      1997      1998      1999
                               --------  --------  --------  --------  --------
                                 (In Thousands, Except Per Share Amount)
Statement of Operations Data:
Revenues.....................  $108,390  $115,864  $146,823  $177,642  $156,368
Cost of sales................    76,471    77,863    99,800   118,923   106,419
Selling, general and
 administrative expenses.....    13,597    15,031    16,313    21,293    21,253
Engineering and product
 development expenses........     5,769     6,971     9,158    11,968    11,022
                               --------  --------  --------  --------  --------
                                 95,837    99,865   125,271   152,184   138,694
Operating income.............    12,553    15,999    21,552    25,458    17,674
Interest expense (income)....     2,944     2,647     2,027    (1,197)     (440)
                               --------  --------  --------  --------  --------
Income before income taxes...     9,609    13,352    19,525    26,655    18,114
Income tax provision.........     3,023     4,234     6,587     9,228     6,349
                               --------  --------  --------  --------  --------
Net income...................  $  6,586  $  9,118  $ 12,938  $ 17,427  $ 11,765
                               ========  ========  ========  ========  ========
Diluted earnings per share...  $    .46  $    .63  $    .87  $   1.01  $    .68
Weighted average shares
 outstanding.................    14,370    14,370    14,895    17,275    17,277

Statement of Cash Flows Data:
Net cash provided by
 operating activities........  $  6,466  $  5,185  $ 10,325  $  9,118  $ 18,433
Net cash used in investing
 activities..................    (5,659)   (7,006)  (10,240)  (29,450)  (19,748)
Net cash provided by (used
 in) financing activities....       560     1,261    31,386      (203)     (165)

Other Data:
EBITDA(1)....................  $ 17,201  $ 20,387  $ 26,541  $ 31,108  $ 24,352
Depreciation and
 amortization................     4,648     4,388     4,989     5,650     6,678
Capital expenditures.........     6,184     7,228    10,375    29,642    19,909
                                            As of December 31,
                               ------------------------------------------------
                                 1995      1996      1997      1998      1999
                               --------  --------  --------  --------  --------
                                              (In Thousands)
Balance Sheet Data:
Working capital..............  $ 40,682  $ 49,524  $ 89,373  $ 83,595  $ 81,912
Total assets.................    93,186   114,777   152,921   177,246   179,463
Total debt...................    31,052    32,536       518       315       149
Total stockholders' equity...    39,501    50,882   124,161   141,912   152,624

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

  The decline in worldwide offshore exploration and production activity which began in 1998 continued during 1999. This reduction in offshore activity occurred as oil and gas companies reduced their budgets in response to low oil prices that began in 1998 and continued through the first half of 1999. Consequently, demand for Dril-Quip products, particularly those products used in drilling and producing economically marginal properties, declined. Although oil prices rebounded in the last half of 1999, any future decline in hydrocarbon prices would likely have a material adverse effect on the Company's results of operations. There can be no assurance that the current oil price levels will lead to increased oil and gas exploration and production activity or that demand for the Company's products and services will reflect such improvement, if any.

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

  Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. In 1999, the Company derived 88.3% of its revenues from the sale of its products and 11.7% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales, because increased product sales generate increased revenues from installation services and rental running tools. The Company has substantial international operations, with approximately 60%, 62% and 48% of its revenues derived from foreign sales in 1997, 1998 and 1999, respectively. During the same years, approximately 74% of all products sold were manufactured in the United States.

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

Results of Operations

  The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            1997   1998   1999
                                                            -----  -----  -----
Revenues:
Product Group..............................................  86.1%  87.9%  88.3%
Service Group..............................................  13.9   12.1   11.7
                                                            -----  -----  -----
    Total.................................................. 100.0  100.0  100.0
Cost of sales..............................................  68.0   67.0   68.1
Selling, general and administrative expenses...............  11.1   12.0   13.6
Engineering and product development expenses...............   6.2    6.7    7.0
                                                            -----  -----  -----
Operating income...........................................  14.7   14.3   11.3
Interest expense (income)..................................   1.4   (0.7)  (0.3)
                                                            -----  -----  -----
Income before income taxes.................................  13.3   15.0   11.6
Income tax provision.......................................   4.5    5.2    4.1
                                                            -----  -----  -----
Net income.................................................   8.8%   9.8%   7.5%
                                                            =====  =====  =====

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Revenues. Revenues decreased by $21.2 million, or approximately 12%, to $156.4 million in 1999 from $177.6 million in 1998. The decrease was primarily attributable to depressed oil prices that began in 1998 and continued through the first half of 1999, which led to worldwide exploration and production budget cuts by most major oil companies. These reductions have resulted in pricing pressure and lower demand for Dril-Quip products. Revenue decreases of $17.5 million and $8.6 million in the European area and the Asia-Pacific area, respectively, were offset by increased sales in the United States area of $4.9 million. Domestic sales in the United States area increased by $15.6 million, or 23.3%, while export sales in the United States area decreased by $10.7 million, or 32.6%.

  Cost of Sales. Cost of sales decreased by $12.5 million, or 11%, to $106.4 million for the twelve months ended December 31, 1999 from $118.9 million for the same period in 1998. However, as a percentage of revenues, cost of sales increased from 67% in 1998 to 68% in 1999, primarily due to pricing pressure resulting from lower demand for Dril-Quip products.

  Selling, General and Administrative Expenses. For both the twelve months ended December 31, 1999 and 1998, selling, general and administrative expenses were $21.3 million Selling, general and administrative expenses increased as a percentage of revenues from 12% in 1998 to approximately 13.6% in 1999.

  Engineering and Product Development Expenses. During the year ended December 31, 1999, engineering and product development expenses decreased by $946 thousand, or 8%, to $11.0 million from $12.0 million during the same period in 1998. This decrease primarily reflects a decreased number of personnel. As a percentage of revenues, engineering and product development expenses increased slightly from 6.7% in 1998 to approximately 7.0% in 1999.

  Interest Expense/Income. Interest income for 1999 was $440 thousand, compared to interest income of $1.2 million for the prior year. This change was primarily due to lower cash balances resulting from reduced operating income and the Company using the proceeds from its initial public offering to fund capital expenditures.

  Net Income. Net income decreased by $5.6 million, or 32%, from $17.4 million in 1998 to $11.8 million in 1999 for the reasons set forth above.

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

Liquidity and Capital Resources

  The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company's principal sources of funds are cash flows from operations and bank indebtedness. However, as a result of the Company's October 1997 initial public offering of common stock, all of the Company's bank indebtedness was repaid in 1997. Since that time, the Company has used the remaining proceeds from the initial public offering and cash flows from operations as its principal sources of funds.

  Net cash provided by operating activities was $10.3 million in 1997, $9.1 million in 1998 and $18.4 million in 1999. Improvements in cash flow from operating activities in 1999 were principally the result of decreased working capital requirements attributable to decreases in trade receivables and inventories, offset by decreases in trade accounts payable, accrued expenses and net income. The decrease in cash flow from operating activities in 1998 was the result of a substantial increase in accounts receivable, offset by improved operating results. Accounts receivable at December 31, 1999 decreased 17% over December 31, 1998 levels compared to a 12% decrease in revenues for the year. The disproportionate decrease in accounts receivable was due to timing of cash receipts and billings related to long-term projects.

  Capital expenditures by the Company were $10.4 million, $29.6 million and $19.9 million in 1997, 1998 and 1999, respectively. Principal payments on long-term debt were $36.3 million, $200 thousand and $165 thousand in 1997, 1998 and 1999, respectively.

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

  The Company believes that cash on hand plus cash generated from operations (in conjunction with its existing revolving line of credit, if necessary) will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements. However, should the above-mentioned market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be readily available and more than adequate to meet such requirements.

Backlog

  Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company's backlog was approximately $130 million at December 31, 1998 and was approximately $81 million at December 31, 1999. This decrease in backlog was primarily attributable to reduced demand for Dril-Quip products resulting from the decline in worldwide exploration and production activity. The Company expects to fill approximately 70% of the December 31, 1999 backlog by December 31, 2000. The remaining backlog at December 31, 1999 consists of longer-term projects that will be designed and manufactured to customer specifications rather than sold out of inventory. The Company can give no assurance that backlog will remain at current levels. Sales of the Company's products are affected by prices for oil and natural gas, which fluctuated significantly during 1998 and 1999. Any future decline in oil and natural gas prices could reduce new customer orders, which would cause the Company's backlog to decline. All of the Company's projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

Geographic Areas

  The Company's operations are divided into three geographic areas based upon the locations of its manufacturing facilities: the United States (Houston, Texas); Europe, Middle East and Africa (Aberdeen, Scotland) and Asia-Pacific (Singapore). The United States area includes sales to both North and South America. The area of Europe, Middle East and Africa includes primarily sales to the North Sea, the Middle East and Africa. The Asia-Pacific area includes sales primarily to Australia, Thailand, Malaysia and Indonesia.

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

Currency Risk

  Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling and the Norwegian kroner. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract and by contractual purchase price adjustments based on an exchange rate formula related to U.S. dollars. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 1997, the Company had an exchange gain, net of income taxes, of approximately $1.0 million. In 1998 and 1999, the Company had net losses of approximately $195 thousand and $150 thousand, respectively. The gain in 1997 was primarily related to the repayment of debt and the losses in 1998 and 1999 were the result of slight currency fluctuations on payables and trade receivables. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. Historically, the Company has not conducted business in countries that limit repatriation of earnings. However, as the Company expands its international operations, it may begin operating in countries that have such limitations. Further, there can be no assurance that the countries in which the Company currently operates will not adopt policies limiting repatriation of earnings in the future. The Company also has significant investments in countries other than the United States, principally its manufacturing operations in Aberdeen, Scotland and, to a lesser extent, Singapore. The functional currency of these foreign operations is the local currency and, accordingly, financial statement assets and liabilities are translated at current exchange rates. Resulting translation adjustments are reflected as a separate component of stockholders' equity and have no current effect on earnings or cash flow.

Year 2000

  Historically, certain computerized systems have used two digits rather than four digits to define the applicable year, which could result in recognizing the date using "00" as the year 1900 rather than the year 2000. The Company experienced no critical failures during the date roll-over from 1999 to 2000, nor do we anticipate any critical failures during 2000.

  Prior to the date roll-over, the Company addressed the Year 2000 problem internally and progress was regularly reported to management and the board of directors. The Company completed assessment, remediation and testing phases of its Year 2000 program in the areas of information systems and automated production systems prior to the date roll-over. The Company had also contacted substantially all of its third party suppliers and vendors about their Year 2000 readiness prior to the date roll-over.

  Although the Company believes that internal Year 2000 issues pose no material threat to its business, results of operations or financial condition, we cannot predict the potential impact of any post roll-over failures experienced by third parties critical to the Company's operations. Post roll-over Year 2000 failures among critical third parties could possibly cause significant business interruptions. At this time, we cannot quantify the potential impact of such failures. For this reason, the Company remains on alert for third party Year 2000 failures.

  The total cost of the Company's Year 2000 program prior to the date roll-over was less than $200,000 and was not material to the Company's operations, liquidity or capital resources. The Company does not expect any material additional costs. Costs have been handled within the current information systems budget, and no special allocations have been made.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

Item 8. Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Report of Independent Auditors............................................  19
Consolidated Statements of Income for the Three Years in the Period Ended
 December 31, 1999........................................................  20
Consolidated Balance Sheets as of December 31, 1998 and 1999..............  21
Consolidated Statements of Cash Flows for the Three Years in the Period
 Ended December 31, 1999..................................................  22
Consolidated Statements of Changes in Stockholders' Equity for the Three
 Years in the Period Ended December 31, 1999..............................  23
Notes to Consolidated Financial Statements................................  24

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Dril-Quip, Inc.

  We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc., as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dril-Quip, Inc., at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Houston, Texas
February 21, 2000

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Year ended December 31
                                              ---------------------------------
                                                 1997       1998        1999
                                              ---------- ----------  ----------
                                                (In Thousands, Except Share
                                                          Amounts)

Revenues..................................... $  146,823 $  177,642  $  156,368

Cost and expenses:
  Cost of sales..............................     99,800    118,923     106,419
  Selling, general, and administrative.......     16,313     21,293      21,253
  Engineering and product development........      9,158     11,968      11,022
                                              ---------- ----------  ----------
                                                 125,271    152,184     138,694
                                              ---------- ----------  ----------
Operating income.............................     21,552     25,458      17,674
Interest expense (income)....................      2,027     (1,197)       (440)
                                              ---------- ----------  ----------
Income before income taxes...................     19,525     26,655      18,114
Income tax provision.........................      6,587      9,228       6,349
                                              ---------- ----------  ----------
Net income................................... $   12,938 $   17,427  $   11,765
                                              ========== ==========  ==========

Earnings per share:
  Basic...................................... $      .87 $     1.01  $      .68
                                              ========== ==========  ==========
  Fully diluted.............................. $      .87 $     1.01  $      .68
                                              ========== ==========  ==========

Weighted average shares
  Basic...................................... 14,881,986 17,245,000  17,245,000
                                              ========== ==========  ==========
  Fully diluted.............................. 14,895,222 17,275,222  17,277,101
                                              ========== ==========  ==========



        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31
                                                            ------------------
                                                              1998      1999
                          ASSETS                            --------  --------
                                                             (In Thousands)
Current assets:
  Cash and cash equivalents................................ $ 11,869  $ 10,456
  Trade receivables........................................   44,527    36,832
  Inventories..............................................   55,536    53,561
  Deferred taxes...........................................    3,883     4,894
  Prepaids and other current assets........................    1,387       960
                                                            --------  --------
    Total current assets...................................  117,202   106,703
Property, plant, and equipment, net........................   59,753    72,288
Other assets...............................................      291       472
                                                            --------  --------
    Total assets........................................... $177,246  $179,463
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $ 16,712  $ 12,775
  Current maturities of long-term debt.....................      165        88
  Accrued income taxes.....................................    1,637       482
  Customer prepayments.....................................    9,039     5,119
  Accrued compensation.....................................    3,742     4,439
  Other accrued liabilities................................    2,312     1,888
                                                            --------  --------
    Total current liabilities..............................   33,607    24,791
Long-term debt.............................................      150        61
Deferred taxes.............................................    1,577     1,987
                                                            --------  --------
    Total liabilities......................................   35,334    26,839
Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized at $0.01
   par value (none issued).................................       --        --
  Common stock:
   50,000,000 shares authorized at $0.01 par value,
    17,245,000 issued and outstanding......................      172       172
  Additional paid-in capital...............................   63,291    63,291
  Retained earnings........................................   80,017    91,782
  Foreign currency translation adjustment..................   (1,568)   (2,621)
                                                            --------  --------
    Total stockholders' equity.............................  141,912   152,624
                                                            --------  --------
    Total liabilities and stockholders' equity............. $177,246  $179,463
                                                            ========  ========

        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year ended December 31
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
                                                        (In Thousands)
Operating activities
Net income......................................  $ 12,938  $ 17,427  $ 11,765
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.................     4,989     5,650     6,678
  Gain on sale of equipment.....................        (9)       (6)      139
  Deferred income taxes.........................      (189)      299      (599)
  Changes in operating assets and liabilities:
    Trade receivables...........................    (2,822)  (16,994)    7,570
    Inventories.................................    (2,763)   (2,743)    1,166
    Prepaids and other assets...................       133      (641)      229
    Trade accounts payable and accrued expenses.    (1,952)    6,126    (8,515)
                                                  --------  --------  --------
Net cash provided by operating activities.......    10,325     9,118    18,433

Investing activities
Purchase of property, plant, and equipment......   (10,375)  (29,642)  (19,909)
Proceeds from sale of equipment.................       135       192       161
                                                  --------  --------  --------
Net cash used in investing activities...........   (10,240)  (29,450)  (19,748)

Financing activities
Proceeds from revolving line of credit and long-
 term borrowings................................     4,373        --        --
Principal payments on long-term debt............   (36,307)     (203)     (165)
Proceeds from sale of stock.....................    63,320        --        --
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities.....................................    31,386      (203)     (165)
Effect of exchange rate changes on cash
 activities.....................................      (220)     (208)       67
                                                  --------  --------  --------
Increase (decrease) in cash.....................    31,251   (20,743)   (1,413)
Cash at beginning of period.....................     1,361    32,612    11,869
                                                  --------  --------  --------
Cash at end of period...........................  $ 32,612  $ 11,869  $ 10,456
                                                  ========  ========  ========


        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                          Unrealized
                                 Common Paid-In  Retained Translation
                                 Stock  Capital  Earnings Adjustment    Total
                                 ------ -------- -------- ----------- ---------
                                                 (In Thousands)

Balance at December 31, 1996.... $ 144  $     -- $ 49,652  $  1,086   $  50,882
                                                                      ---------
  Translation adjustment........    --        --       --    (2,978)     (2,978)
  Net income....................    --        --   12,938        --      12,938
                                                                      ---------
  Comprehensive income..........    --        --       --        --       9,960
  Common stock offering.........    28    63,291       --        --      63,319
                                 -----  -------- --------  --------   ---------
Balance at December 31, 1997....   172    63,291   62,590    (1,892)    124,161
                                                                      ---------
  Translation adjustment........    --        --       --       324         324
  Net income....................    --        --   17,427        --      17,427
                                                                      ---------
  Comprehensive income..........    --        --       --        --      17,751
                                 -----  -------- --------  --------   ---------
Balance at December 31, 1998....   172    63,291   80,017    (1,568)    141,912
                                                                      ---------
  Translation adjustment........    --        --       --    (1,053)     (1,053)
  Net income....................    --        --   11,765        --      11,765
                                                                      ---------
  Comprehensive income..........    --        --       --        --      10,712
                                 -----  -------- --------  --------   ---------
Balance at December 31, 1999.... $ 172  $ 63,291 $ 91,782  $ (2,621)  $ 152,624
                                 =====  ======== ========  ========   =========



        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

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

 Cash and cash equivalents

  Short term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents. At December 31, 1998 and 1999, cash and cash equivalents include $10,075,000 and $9,265,000, respectively, invested in United States Treasury money market funds.

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

                                DRIL-QUIP, INC.

                               December 31, 1999

Contracts for long-term projects contain provisions for customer progress payments. Payments in excess of revenues recognized are included as a customer prepayment liability. At December 31, 1999 and 1998, trade receivables included $10,458,000 and $11,032,000, respectively, in unbilled revenue, and inventories have been reduced by $21,856,000 and $22,571,000, respectively, for activities relating to long-term contracts.

 Foreign Currency

  The financial statements of foreign subsidiaries are translated into U.S. dollars at current exchange rates except for revenues and expenses, which are translated at average rates during each reporting period. Translation adjustments are reflected as a separate component of stockholders' equity and have no current effect on earnings or cash flows. These adjustments amounted to a loss of $2,978,000 in 1997, a gain of $324,000 in 1998 and a loss of $1,053,000 in 1999, net of allocated income taxes of $772,000 $316,000 and $0, respectively.

  Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange gains (losses) were approximately $1,080,000 in 1997, ($195,000) in 1998 and ($150,000) in 1999, net of income taxes. These amounts are included in the consolidated statements of income.

 Stock-Based Compensation

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting StandardsNo. 123. "Accounting For Stock Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for stock options granted under the Company's incentive plan.

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

 Comprehensive Income.

  SFAS No. 130 requires the reporting of comprehensive income, which includes net income plus unrealized foreign currency translation gains and losses. Comprehensive income has been reported in the Consolidated Statements of Changes in Stockholders' Equity.

3. Inventories

  Inventories consist of the following:

                                                                 December 31
                                                               ----------------
                                                                 1998    1999
                                                               -------- -------
                                                                (In Thousands)
     Raw materials and supplies............................... $ 13,114 $15,012
     Work in progress.........................................   18,114  11,731
     Finished goods and purchased supplies....................   24,308  26,818
                                                               -------- -------
                                                               $ 55,536 $53,561
                                                               ======== =======

                                DRIL-QUIP, INC.

                               December 31, 1999

4. Property, Plant, and Equipment

  Property, plant, and equipment consist of:

                                                                 December 31
                                                   Estimated   ----------------
                                                  Useful Lives  1998     1999
                                                  ------------ ------- --------
                                                                (In Thousands)
      Land and improvements.....................  10-25 years  $ 8,513 $ 11,358
      Buildings.................................  15-40 years   27,063   31,590
      Machinery and equipment...................   3-10 years   62,777   73,421
                                                               ------- --------
                                                                98,353  116,369
      Less accumulated depreciation.............                38,600   44,081
                                                               ------- --------
                                                               $59,753 $ 72,288
                                                               ======= ========

5. Long-Term Debt

  Long-term debt consists of the following:

                                                                  December 31
                                                                 ---------------
                                                                  1998    1999
                                                                 ------- -------
                                                                 (In Thousands)
      Equipment financing agreements............................ $ 315   $  149
      Less current portion......................................   165       88
                                                                 ------- ------
                                                                 $ 150   $   61
                                                                 ======= ======

  Interest paid on long-term debt for the years ended December 31, 1997, 1998 and 1999 was $2,563,000, $44,000, and $55,000 respectively. Scheduled maturities of long-term debt are as follows: 2000--$88,000; 2001--$49,000; 2002--$12,000; 2003 and thereafter--$-0-.

  On August 27, 1999, the Company entered into a credit agreement with Bank One, Texas, N.A., which provides for an unsecured revolving line of credit of up to $10.0 million. At the election of the Company, borrowings under this facility bear interest at either a rate equal to LIBOR, plus 2% or the Bank One base rate. In addition, the facility calls for quarterly interest payments and terminates on August 27, 2001. At December 31, 1999, there were no amounts outstanding under this facility.

6. Income Taxes

  Income before income taxes consisted of the following:

                                                       1997     1998     1999
                                                     -------- -------- --------
                                                           (In Thousands)
      Domestic.....................................  $ 13,547 $ 26,404 $ 20,758
      Foreign......................................     5,978      251   (2,644)
                                                     -------- -------- --------
      Total........................................  $ 19,525 $ 26,655 $ 18,114
                                                     ======== ======== ========

                                DRIL-QUIP, INC.

                               December 31, 1999

  The income tax provision consists of the following:

                                                       1997     1998     1999
                                                      -------  -------  -------
                                                          (In Thousands)
      Current:
        Federal...................................... $ 4,640  $ 8,894  $ 6,620
        Foreign......................................   2,258       36      330
                                                      -------  -------  -------
          Total current..............................   6,898    8,930    6,950
      Deferred:
        Federal......................................      55      (16)     232
        Foreign......................................    (366)     314     (833)
                                                      -------  -------  -------
          Total deferred.............................    (311)     298     (601)
                                                      -------  -------  -------
                                                      $ 6,587  $ 9,228  $ 6,349
                                                      =======  =======  =======

  The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

                                                       1997     1998     1999
                                                      -------  -------  -------
      Federal income tax statutory rate..............    35.0%    35.0%    35.0%
      Benefit of foreign sales corporation...........    (1.2)    (1.7)    (1.6)
      Other..........................................     (.1)     1.3      1.6
                                                      -------  -------  -------
      Effective tax rate.............................    33.7%    34.6%    35.0%
                                                      =======  =======  =======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                  December 31
                                                                ---------------
                                                                 1998    1999
                                                                ------- -------
                                                                (In Thousands)
      Deferred tax liability:
        Property, plant and equipment.......................... $ 1,577 $ 1,987
      Deferred tax assets:
        Deferred profit on intercompany sales..................   2,815   2,807
        Other--net.............................................   1,068   2,087
                                                                ------- -------
      Total deferred tax assets................................   3,883   4,894
                                                                ------- -------
      Net deferred tax asset................................... $ 2,306 $ 2,907
                                                                ======= =======

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

  The Company paid approximately $7,143,000, $8,813,000 and $8,116,000 in income taxes in 1997, 1998 and 1999, respectively.

                                DRIL-QUIP, INC.

                               December 31, 1999

7. Employee Benefit Plans

  The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant's eligible contributions for the plan year up to a specified percentage of the participant's annual compensation. The Company's contribution expense was $601,000, $652,000 and $744,000 in 1997, 1998 and
1999, respectively.

8. Commitments and Contingencies

  The Company leases certain office, shop and warehouse facilities, automobiles, and equipment. The Company expenses all lease payments when incurred. Total lease expense incurred was $771,000, $1,167,000 and $1,266,000 in 1997, 1998 and 1999, respectively. Annual minimum lease commitments at December 31, 1999 are as follows: 2000--$692,000; 2001--$386,000; and 2002--
$117,000 and thereafter--$4,000.

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

  The Company is involved in a number of legal actions arising in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial statements of the Company, although no assurance can be given with respect to the ultimate outcome of this litigation.

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

                                DRIL-QUIP, INC.

                               December 31, 1999

10. Geographic Areas

                                                     1997      1998      1999
                                                   --------  --------  --------
                                                         (In Thousands)
Revenues
United States:
  Domestic........................................ $ 58,169  $ 67,021  $ 82,634
  Export..........................................    7,447    33,016    22,269
  Intercompany....................................   22,260    22,738    10,727
                                                   --------  --------  --------
    Total United States...........................   87,876   122,775   115,630
Europe, Middle East, and Africa...................   61,742    60,352    42,989
Asia-Pacific......................................   20,119    17,718     9,112
Eliminations......................................  (22,914)  (23,203)  (11,363)
                                                   --------  --------  --------
    Total......................................... $146,823  $177,642  $156,368
                                                   ========  ========  ========
Operating Income
United States..................................... $ 13,656  $ 24,266  $ 21,645
Europe, Middle East, and Africa...................    5,026      (653)   (2,160)
Asia-Pacific......................................    2,610     2,163      (545)
Eliminations......................................      260      (318)   (1,266)
                                                   --------  --------  --------
    Total......................................... $ 21,552  $ 25,458  $ 17,674
                                                   ========  ========  ========
Identifiable Assets
United States..................................... $ 93,259  $117,237  $127,233
Europe, Middle East, and Africa...................   51,904    55,768    49,048
Asia-Pacific......................................   12,779     9,468     8,395
Eliminations......................................   (5,021)   (5,227)   (5,213)
                                                   --------  --------  --------
Total............................................. $152,921  $177,246  $179,463
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

  One of the Company's customers, the Royal Dutch Shell Group of Companies, accounted for approximately 11% and 13% of consolidated sales in 1997 and 1998, respectively. In 1998 and 1999, Chevron USA Production Company accounted for approximately 11% and 15% of consolidated sales, respectively.

11. Employee Stock Option Plan and Awards

  On September 19, 1997 the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan (the "1997 Plan"). The Company reserved 1,700,000 shares of Common Stock for use in connection with the 1997 Plan. Persons eligible for awards under the 1997 Plan are employees holding positions of responsibility with the Company or any of its subsidiaries. Options granted under the 1997 Plan have a term of ten years and became exercisable in

                                DRIL-QUIP, INC.

                               December 31, 1999
cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant. Option activity for the years ended December 31, 1997, 1998 and 1999 were as follows:

                                                                        Weighted
                                                                        Average
                                                              Number of Exercise
                                                               Options   Price
                                                              --------- --------

Outstanding at January 1, 1997...............................        0   $ 0.00
    Granted--1997 Plan.......................................  411,250    24.00
                                                               -------   ------
Outstanding at December 31, 1997.............................  411,250    24.00
    Granted--1997 Plan.......................................  261,596    19.81
                                                               -------   ------
Outstanding at December 31, 1998.............................  672,846    22.37
    Granted--1997 Plan.......................................  250,280    23.44
                                                               -------   ------
Outstanding at December 31, 1999.............................  923,126   $22.66
                                                               =======   ======
                                                                        Weighted
                                                                        Average
                                                              Number of Exercise
                                                               Options   Price
                                                              --------- --------
Exercisable, December 31,
  1997.......................................................        0   $ 0.00
  1998.......................................................  102,813   $24.00
  1999.......................................................  271,024   $22.99

  Exercise price for options outstanding as of December 31, 1999, ranged from $19.81 per share to $24.00 per share. The weighted-average remaining contractual life at those options was 8.2 years.

  The Company applied Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized during the years ended December 31, 1997, 1998 and 1999. Under SFAS No. 123, pro forma information is required to reflect the estimated effect on net income and earnings per share as if the Company had accounted for the stock options and other awards granted using the fair value method described in that Statement. The fair value was estimated at the date of each grant using a Black-Scholes option pricing model with the following assumptions: a risk free rate of 6%, a volatility factor of the expected market price of the Company's common stock of .761; and an expected life of the options of 5 years. These assumptions resulted in a grant date fair value for the options of $9.83 per share for the options granted in October, 1997, $8.11 per share for the options granted in October, 1998 and $15.49 per share for the options granted in October, 1999. The Company does not presently anticipate issuing dividends in the future. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the above plan consistent with the method available under SFAS No. 123, the

                                DRIL-QUIP, INC.

                               December 31, 1999
Company's net income and earnings per share for the years ended December 31, 1997, 1998 and 1999 would have been reduced to the pro forma amounts listed below.

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1997    1998    1999
                                                         ------- ------- -------
Net Income
  As reported........................................... $12,938 $17,427 $11,765
                                                         ======= ======= =======
  Pro forma............................................. $12,809 $16,730 $11,071
                                                         ======= ======= =======
Earnings per share
  Basic................................................. $   .87 $  1.01 $   .68
                                                         ======= ======= =======
  Diluted............................................... $   .87 $  1.01 $   .68
                                                         ======= ======= =======
Pro forma
  Basic................................................. $   .86 $   .97 $   .64
                                                         ======= ======= =======
  Diluted............................................... $   .86 $   .97 $   .64
                                                         ======= ======= =======

12. Quarterly Results of Operations: (unaudited)

                                                      Quarter Ended
                                         ---------------------------------------
                                         March 31   June 30  Sept. 30   Dec. 31
                                         --------- --------- --------- ---------
                                          (In Thousands, Except Share Amounts)
1999
Revenues................................ $  39,584 $  39,895 $  38,813 $  38,076
Operating income........................     4,726     4,354     4,418     4,176
Net income..............................     3,142     2,897     2,945     2,781
Earnings per share:
  Basic (1).............................      0.18      0.17      0.17      0.16
  Diluted (1)...........................      0.18      0.17      0.17      0.16

1998
Revenues................................ $  40,816 $  44,888 $  47,125 $  44,813
Operating income........................     5,926     6,508     6,629     6,395
Net income..............................     4,129     4,474     4,543     4,281
Earnings per share:
  Basic (1).............................      0.24      0.26      0.26      0.25
  Diluted (1)...........................      0.24      0.26      0.26      0.25

--------
(1) The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information required by this item is set forth under the captions "Election of Directors" and "--Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement (the "2000 Proxy Statement") for its annual meeting of stockholders to be held on May 9, 2000, which sections are incorporated herein by reference.

  Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11. Executive Compensation

  The information required by this item is set forth in the sections entitled "Election of Directors--Director Compensation" and "Executive Compensation" in the 2000 Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, which section is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions

  The information required by this item is set forth in the section entitled "Election of Directors--Certain Transactions" in the 2000 Proxy Statement, which section is incorporated herein by reference.

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

   *4.2 --Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-
          33447)).

   *4.3  --Rights Agreement between the Company and ChaseMellon Shareholder
          Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1
          (Registration No. 333-33447)).

  *10.1  --Credit Agreement between the Company and Bank One, Texas, N.A. dated
          August 27, 1999 (Incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarter ended September 30,
          1999).

 +*10.2  --Form of Employment Agreement between the Company and each of Messrs.
          Reimert, Smith and Walker (Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement On Form S-1
          (Registration No. 333-33447)).

 +*10.3 --Dril-Quip, Inc. 1997 Incentive Plan (Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

  *21.1 --Subsidiaries of the Registrant (Incorporated herein by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   23.1  --Consent of Ernst & Young LLP.

   27.1  --Financial Data Schedule.

--------
 * Incorporated herein by reference as indicated.
 + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

  (b) Reports on Form 8-K

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2000.

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


                Name                       Capacity                  Date

        /s/ J. Mike Walker           Co-Chairman of the        March 22, 2000
-----------------------------------   Board and Director
          J. Mike Walker              (Co-Principal
                                      Executive Officer)

       /s/ Larry E. Reimert          Co-Chairman of the        March 22, 2000
-----------------------------------   Board and Director
         Larry E. Reimert             (Co-Principal
                                      Executive Officer)

         /s/ Gary D. Smith           Co-Chairman of the        March 22, 2000
-----------------------------------   Board and Director
           Gary D. Smith              (Co-Principal
                                      Executive Officer)

        /s/ Jerry M. Brooks          Chief Financial           March 22, 2000
-----------------------------------   Officer (Principal
          Jerry M. Brooks             Financial and
                                      Accounting Officer)

       /s/ Gary W. Loveless          Director                  March 22, 2000
-----------------------------------
         Gary W. Loveless

      /s/ James M. Alexander         Director                  March 22, 2000
-----------------------------------
        James M. Alexander