Form 10-Q
period 2000-03-31
DRIL-QUIP INC
filed 2000-05-08
CIK 1042893

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                               ----------------
(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                        PERIOD ENDED MARCH 31, 2000 OR

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

    As of May 8, 2000, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 17,269,124.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         December 31, March 31,
                                                             1999       2000
                                                         ------------ ---------
                                                             (In thousands)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents.............................   $ 10,456   $  4,022
  Trade receivables.....................................     36,832     39,285
  Inventories...........................................     53,561     54,698
  Deferred taxes........................................      4,894      4,938
  Prepaids and other current assets.....................        960      1,164
                                                           --------   --------
    Total current assets................................    106,703    104,107
Property, plant and equipment, net......................     72,288     75,097
Other assets............................................        472        472
                                                           --------   --------
    Total assets........................................   $179,463   $179,676
                                                           ========   ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable......................................   $ 12,775   $ 11,912
  Current maturities of long-term debt..................         88         75
  Accrued income taxes..................................        482      1,246
  Customer prepayments..................................      5,119      1,975
  Accrued compensation..................................      4,439      4,028
  Other accrued liabilities.............................      1,888      2,285
                                                           --------   --------
    Total current liabilities...........................     24,791     21,521
Long-term debt..........................................         61      1,432
Deferred taxes..........................................      1,987      1,909
                                                           --------   --------
    Total liabilities...................................     26,839     24,862
Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized at $0.01
   par value (none issued)..............................          -          -
  Common stock:
    50,000,000 shares authorized at $0.01 par value,
     17,260,374 shares issued and outstanding
     (17,245,000 at December 31, 1999)..................        172        173
  Additional paid-in capital............................     63,291     63,737
  Retained earnings.....................................     91,782     94,172
  Foreign currency translation adjustment...............     (2,621)    (3,268)
                                                           --------   --------
    Total stockholders' equity..........................    152,624    154,814
                                                           --------   --------
    Total liabilities and stockholders' equity..........   $179,463   $179,676
                                                           ========   ========

        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                         Three months ended
                                                              March 31,
                                                       ------------------------
                                                          1999         2000
                                                       -----------  -----------
                                                        (In thousands except
                                                           share amounts)
Revenues.............................................. $    39,584  $    35,008
Cost and expenses:
  Cost of sales.......................................      26,533       23,394
  Selling, general and administrative.................       5,490        5,189
  Engineering and product development.................       2,835        2,803
                                                       -----------  -----------
                                                            34,858       31,386
                                                       -----------  -----------
Operating income......................................       4,726        3,622
Interest expense (income).............................        (103)         (55)
                                                       -----------  -----------
Income before income taxes............................       4,829        3,677
Income tax provision..................................       1,687        1,287
                                                       -----------  -----------
Net income............................................ $     3,142  $     2,390
                                                       ===========  ===========
Earnings per share:
  Basic............................................... $      0.18  $      0.14
                                                       ===========  ===========
  Fully diluted....................................... $      0.18  $      0.14
                                                       ===========  ===========
Weighted average shares:
  Basic...............................................  17,245,000   17,260,000
                                                       ===========  ===========
  Fully diluted.......................................  17,245,000   17,455,000
                                                       ===========  ===========


        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three months
                                                                   ended
                                                                 March 31,
                                                               --------------
                                                                1999    2000
                                                               ------  ------
                                                                    (In
                                                                thousands)
Operating activities
Net income.................................................... $3,142  $2,390
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization................................  1,623   1,751
 Gain on sale of equipment....................................     47      (3)
 Deferred income taxes........................................    (33)   (129)
 Changes in operating assets and liabilities:
  Trade receivables........................................... (1,088) (2,589)
  Inventories.................................................   (639) (1,615)
  Prepaids and other assets...................................   (116)   (209)
  Trade accounts payable and accrued expenses.................  2,003  (3,164)
                                                               ------  ------
Net cash provided by operating activities.....................  4,939  (3,568)

Investing activities
 Purchase of property, plant and equipment.................... (7,703) (4,794)
 Proceeds from sale of equipment..............................      8       6
                                                               ------  ------
 Net cash used in investing activities........................ (7,695) (4,788)

Financing activities
 Proceeds from revolving line of credit and long-term
  borrowing...................................................      -   1,400
 Principal payments on long-term debt.........................    (36)    (25)
 Activity under stock option plan.............................      -     447
                                                               ------  ------
 Net cash provided by (used in) financing activities..........    (36)  1,822

Effect of exchange rate changes on cash activities............    150     100
                                                               ------  ------
Increase (decrease) in cash................................... (2,642) (6,434)
Cash at beginning of period................................... 11,869  10,456
                                                               ------  ------
Cash at end of period......................................... $9,227  $4,022
                                                               ======  ======

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

   The consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 1999, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2000, and the results of operations and the cash flows for each of the three-month periods ended March 31, 2000 and 1999. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. INVENTORIES

   Inventories consist of the following:

                                                                     (Unaudited)
                                                        December 31,  March 31,
                                                            1999        2000
                                                        ------------ -----------
                                                             (In thousands)
Raw materials and supplies.............................   $15,012      $13,831
Work in progress.......................................    11,731       15,086
Finished goods and purchased supplies..................    26,818       25,781
                                                          -------      -------
                                                          $53,561      $54,698
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

   For the three-month periods ended March 31, 2000 and 1999, total comprehensive income equaled $1.7 million and $1.6 million, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere herein, and with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

   Revenues. Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the three months ended March 31, 2000, the Company derived 87.8% of its revenues from the sale of its products and 12.2% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip's sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

   Historically, Dril-Quip recognized revenues upon the delivery of a completed product. Beginning in 1997, the Company began receiving orders relating to larger and more complex projects that have longer manufacturing time frames. The Company accounts for such projects on a percentage of completion basis. For the first three months of 2000, five projects representing approximately 31% of the Company's revenues were accounted for using percentage of completion accounting. This percentage may increase in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability.

   Foreign sales represent a significant portion of the Company's business. In the three months ended March 31, 2000, the Company generated approximately 59% of its revenues from foreign sales. In this period, approximately 71.6% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

   The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                                     Three
                                                                    months
                                                                     ended
                                                                   March 31,
                                                                  -------------
                                                                  1999    2000
                                                                  -----   -----
Revenues:
 Product Group...................................................  85.2%   87.8%
 Service Group...................................................  14.8%   12.2%
                                                                  -----   -----
  Total.......................................................... 100.0%  100.0%
Cost of sales....................................................  67.0%   66.9%
Selling, general and administrative expenses.....................  13.9%   14.8%
Engineering and product development expenses.....................   7.2%    8.0%
                                                                  -----   -----
Operating income.................................................  11.9%   10.3%
Interest expense (income)........................................  (0.3)% (0.2)%
                                                                  -----   -----
Income before income taxes.......................................  12.2%   10.5%
Income tax provision.............................................   4.3%    3.7%
                                                                  -----   -----
Net income.......................................................   7.9%    6.8%
                                                                  =====   =====

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999.

   Revenues. Revenues decreased by $4.6 million, or 12%, to $35 million in the three months ended March 31, 2000 from $39.6 million in the three months ended March 31, 1999. The net decrease resulted from decreased domestic sales in the United States of $4.6 million, decreased sales of $500,000 in the Asia-Pacific area and decreased sales of $2.8 million in the European area, partially offset by increased export sales from the United States of $3.3 million. The overall decrease in revenues was primarily attributable to depressed oil prices that began in 1998 and continued through the first half of 1999, which led to worldwide exploration and budget cuts by most major oil companies. Although oil prices have returned to higher levels since mid-1999, exploration and production spending by major oil companies has not returned to previous levels. These conditions have resulted in pricing pressure and lower demand for Dril-Quip products.

   Cost of Sales. Cost of sales decreased $3.1 million, or 12%, to $23.4 million for the three months ended March 31, 2000 from $26.5 million for the same period in 1999. As a percentage of revenues, cost of sales remained steady at approximately 67% for the three-month periods ending March 31, 2000 and 1999.

   Selling, General and Administrative Expenses. In the three months ended March 31, 2000, selling, general and administrative expenses decreased by $300,000, or 5%, to $5.2 million from $5.5 million in the 1999 period. However, due to the reduction in revenues, selling, general and administrative expenses increased as a percentage of revenues to 14.8% from 13.9%.

   Engineering and Product Development Expenses. Engineering and product development expenses were approximately $2.8 million for both of the three-month periods ending March 31, 2000 and 1999. However, due to reduced revenues, engineering and product development expenses increased as a percentage of revenues to 8% from 7.2%.

   Interest Income. Interest income for the three months ended March 31, 2000 was $55,000 as compared to interest income of $103,000 for the three-month period ended March 31, 1999. This decrease of approximately $48,000 resulted primarily from reductions in the Company's invested cash balance from 1999 to 2000.

   Net Income. Net income decreased by approximately $750,000, or 24%, to $2.4 million in the three months ended March 31, 2000 from $3.1 million for the same period in 1999 for the reasons set forth above.

Liquidity and Capital Resources

   The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company's principal sources of funds are cash flows from operations and bank indebtedness.

   Net cash used in operating activities was approximately $3.6 million for the three months ended March 31, 2000 while net cash provided by operating activities was approximately $4.9 million in the 1999 period. The decrease in cash flow from operating activities was principally due to increased working capital requirements attributable to accounts receivable and inventories, increased working capital requirements attributable to trade accounts payable and accrued expenses and a reduction in net income.

   Capital expenditures by the Company were $4.8 million and $7.7 million for the three months ended March 31, 2000 and 1999, respectively. Principal payments on long-term debt were approximately $25,000 and $36,000 for the three months ended March 31, 2000 and 1999, respectively.

   On August 27, 1999, the Company entered into a credit agreement with Bank One, Texas, N.A. which provides for an unsecured revolving line of credit of up to $10 million. At the election of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 2% or the Bank One base rate. In addition, the facility calls for quarterly interest payments and terminates on August 27, 2001. As of March 31, 2000, there were no drawdowns under this facility.

   On November 18, 1999, Dril-Quip (Europe) Limited entered into a credit agreement with the Bank of Scotland which provides for a secured line of credit of up to British (Pounds)3.0 million (approximately U.S. $4.6 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, currently 6.0%, plus 1%. As of March 31, 2000 Dril-Quip (Europe) Limited had drawn down approximately U.S. $1.4 million under this facility.

   The Company believes that cash on hand plus cash generated from operations (in conjunction with its existing lines of credit, if necessary) will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements. However, should the above mentioned market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be readily available and more than adequate to meet such requirements.

Year 2000

   Historically, certain computerized systems have used two digits rather than four digits to define the applicable year, which could result in recognizing the date using "00" as the year 1900 rather than the year 2000. The Company experienced no critical failures during the date roll-over from 1999 to 2000. We believe that Year 2000 issues pose no material threat to the Company's business, results of operations, or financial condition.

   Prior to the date roll-over, the Company addressed the Year 2000 problem internally and progress was regularly reported to management and the board of directors. Since the date roll-over the Company's Year 2000 program has been stepped down. However, the Company remains alert for potential Year 2000 failures among third parties critical to the Company's operations, which could possibly cause significant business interruptions. We cannot quantify the potential impact of such failures.

   The total cost of the Company's Year 2000 program prior to the date roll-over was less than $200,000 and was not material to the Company's operations, liquidity or capital resources. The Company does not expect any material additional costs. Costs have been handled within the current information systems budget, and no special allocations have been made.

   This disclosure is provided pursuant to Securities Exchange Act Release No. 34-40277. As such, it is protected as a forward-looking statement under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" on page 10. This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, 15 U.S.C (S)1, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein.

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company does not engage in any material hedging transactions, forward contracts or currency trading which could be subject to market risks inherent to such transactions.

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

Item 6. Exhibits and Reports on Form 8-K.

 Exhibit
 Number                                Description
 -------                               -----------
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

   *4.1   -- Certificate of Designations for Series A Junior Participating
             Preferred Stock (Incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration
             No. 333-33447)).

   *4.2   -- Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration
             Statement on Form S-1 (Registration No. 333-33447)).

   *4.3   -- Rights Agreement between Dril-Quip, Inc. and Chase Mellon
             Shareholder Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company's Registration
             Statement on Form S-1 (Registration No. 333-33447)).

  *10.1   -- Credit Agreement between the Company and Bank One, Texas, N.A.
             dated August 27, 1999 (Incorporated herein by reference to Exhibit
             10.1 to the Company's Report on Form 10-Q for the Quarter ended
             September 30, 1999).

   10.2   -- Credit Agreement between Dril-Quip (Europe) Limited and Bank of
             Scotland dated November 18, 1999.

   27.1   -- Financial Data Schedule.

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

Date: May 8, 2000