Form 10-Q
period 2000-06-30
DRIL-QUIP INC
filed 2000-08-11
CIK 1042893

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

                                YES [X]   NO [_]

  As of August 11, 2000, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 17,282,998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         December 31, June 30,
                                                             1999       2000
                                                         ------------ --------
                         ASSETS
                         ------                             (In thousands)
Current assets:
  Cash and cash equivalents.............................   $ 10,456   $  2,632
  Trade receivables.....................................     36,832     50,067
  Inventories...........................................     53,561     55,731
  Deferred taxes........................................      4,894      5,040
  Prepaids and other current assets.....................        960      1,568
                                                           --------   --------
    Total current assets................................    106,703    115,038
Property, plant and equipment, net......................     72,288     77,313
Other assets............................................        472        636
                                                           --------   --------
    Total assets........................................   $179,463   $192,987
                                                           ========   ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable......................................   $ 12,775   $ 14,231
  Current maturities of long-term debt..................         88         64
  Accrued income taxes..................................        482        690
  Customer prepayments..................................      5,119      1,872
  Accrued compensation..................................      4,439      3,836
  Other accrued liabilities.............................      1,888      2,698
                                                           --------   --------
    Total current liabilities...........................     24,791     23,391
Long-term debt..........................................         61     11,541
Deferred taxes..........................................      1,987      1,909
                                                           --------   --------
    Total liabilities...................................     26,839     36,841

Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized at $0.01
   par value (none issued)..............................         --         --
  Common stock:
   50,000,000 shares authorized at $0.01 par value,
    17,278,374 shares issued and outstanding (17,245,000
    at December 31, 1999)...............................        172        173
  Additional paid-in capital............................     63,291     64,288
  Retained earnings.....................................     91,782     97,014
  Foreign currency translation adjustment...............     (2,621)    (5,329)
                                                           --------   --------
    Total stockholders' equity..........................    152,624    156,146
                                                           --------   --------
    Total liabilities and stockholders' equity..........   $179,463   $192,987
                                                           ========   ========

        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                              Three months ended June   Six months ended June
                                        30,                      30,
                              ------------------------ ------------------------
                                 1999         2000        1999         2000
                              -----------  ----------- -----------  -----------
                                    (In thousands except share amounts)
Revenues..................... $    39,895  $    39,345 $    79,479  $    74,353
Cost and expenses:
  Cost of sales..............      27,435       26,079      53,968       49,473
  Selling, general and
   administrative............       5,262        5,935      10,752       11,124
  Engineering and product
   development...............       2,844        2,887       5,679        5,690
                              -----------  ----------- -----------  -----------
                                   35,541       34,901      70,399       66,287
                              -----------  ----------- -----------  -----------
Operating income.............       4,354        4,444       9,080        8,066
Interest expense (income)....         (78)          83        (181)          28
                              -----------  ----------- -----------  -----------
Income before income taxes...       4,432        4,361       9,261        8,038
Income tax provision.........       1,535        1,519       3,222        2,806
                              ===========  =========== ===========  ===========
Net income................... $     2,897  $     2,842 $     6,039  $     5,232
                              ===========  =========== ===========  ===========
Earnings per share:
  Basic...................... $      0.17  $      0.16 $      0.35  $      0.30
                              ===========  =========== ===========  ===========
  Fully diluted.............. $      0.17  $      0.16 $      0.35  $      0.30
                              ===========  =========== ===========  ===========
Weighted average shares:
  Basic......................  17,245,000   17,278,000  17,245,000   17,278,000
                              ===========  =========== ===========  ===========
  Fully diluted..............  17,273,000   17,550,000  17,259,000   17,505,000
                              ===========  =========== ===========  ===========



        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six months
                                                              ended June 30,
                                                              ----------------
                                                               1999     2000
                                                              -------  -------
                                                              (In thousands)
Operating activities
 Net income.................................................. $ 6,039  $ 5,232
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..............................   3,261    3,509
  Gain on sale of equipment..................................    (177)       5
  Deferred income taxes......................................    (588)    (273)
  Changes in operating assets and liabilities:
   Trade receivables.........................................   8,123  (13,591)
   Inventories...............................................   1,683   (4,208)
   Prepaids and other assets.................................     187     (784)
   Trade accounts payable and accrued expenses...............  (6,786)  (1,050)
                                                              -------  -------
    Net cash provided by (used in) operating activities......  11,742  (11,160)

Investing activities
 Purchase of property, plant and equipment................... (11,579)  (9,672)
 Proceeds from sale of equipment.............................     322       34
                                                              -------  -------
    Net cash used in investing activities.................... (11,257)  (9,638)

Financing activities
 Proceeds from revolving line of credit and long-term
  borrowing..................................................      --   11,600
 Principal payments on long-term debt........................     (79)     (42)
 Activity under stock option plan............................      --      997
                                                              -------  -------
    Net cash provided by (used in) financing activities......     (79)  12,555

Effect of exchange rate changes on cash activities..............     204    419
                                                                 ------- ------
Increase (decrease) in cash.....................................     610 (7,824)
Cash at beginning of period.....................................  11,869 10,456
                                                                 ------- ------
Cash at end of period........................................... $12,479 $2,632
                                                                 ======= ======


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

   The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 1999, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2000, and the results of operations and the cash flows for each of the three and six-month periods ended June 30, 2000 and 1999. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. INVENTORIES

   Inventories consist of the following:

                                                                     (Unaudited)
                                                        December 31,  June 30,
                                                            1999        2000
                                                        ------------ -----------
                                                             (In thousands)
   Raw materials and supplies..........................   $15,012      $12,720
   Work in progress....................................    11,731       19,935
   Finished goods and purchased supplies...............    26,818       23,076
                                                          -------      -------
                                                          $53,561      $55,731
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

   During the first six months of 2000 and 1999, total comprehensive income equaled $2.5 million and $3.9 million, respectively. For the three-month periods ended June 30, 2000 and 1999, total comprehensive income equaled $800,000 and $2.3 million, respectively.

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

   Revenues. Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the six months ended June 30, 2000, the Company derived 86.8% of its revenues from the sale of its products and 13.2% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip's sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

   Historically, Dril-Quip recognized revenues upon the delivery of a completed product. Beginning in 1997, the Company began receiving orders relating to larger and more complex projects that have longer manufacturing time frames. The Company accounts for such projects on a percentage of completion basis. For the first six months of 2000, eight projects representing approximately 27% of the Company's revenues were accounted for using percentage of completion accounting. This percentage may increase in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability.

   Foreign sales represent a significant portion of the Company's business. In the six months ended June 30, 2000, the Company generated approximately 58% of its revenues from foreign sales. In this period, approximately 70% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

   The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                    Three months   Six months
                                                     ended June       ended
                                                         30,        June 30,
                                                    ------------- -------------
                                                     1999   2000   1999   2000
                                                    ------ ------ ------ ------
   Revenues:
     Product Group.................................  88.9%  86.0%  87.0%  86.8%
     Service Group.................................  11.1%  14.0%  13.0%  13.2%
                                                    ------ ------ ------ ------
       Total....................................... 100.0% 100.0% 100.0% 100.0%
   Cost of sales...................................  68.8%  66.3%  67.9%  66.5%
   Selling, general and administrative expenses....  13.2%  15.1%  13.5%  15.0%
   Engineering and product development expenses....   7.1%   7.3%   7.2%   7.7%
                                                    ------ ------ ------ ------
   Operating income................................  10.9%  11.3%  11.4%  10.8%
   Interest expense (income)....................... (0.2)%   0.2% (0.2)%   0.0%
                                                    ------ ------ ------ ------
   Income before income taxes......................  11.1%  11.1%  11.6%  10.8%
   Income tax provision............................   3.8%   3.9%   4.0%   3.8%
                                                    ------ ------ ------ ------
   Net income......................................   7.3%   7.2%   7.6%   7.0%
                                                    ====== ====== ====== ======

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.

   Revenues. Revenues decreased by $550,000, or 1%, to $39.3 million in the three months ended June 30, 2000 from $39.9 million in the three months ended June 30, 1999. The net decrease resulted from decreased domestic sales in the United States of $3.1 million, offset by increased sales of $900,000 in the Asia-Pacific area and $1.2 million in the European area, and increased export sales from the United States of $400,000. The overall decrease in revenues was primarily attributable to depressed oil prices that began in 1998 and continued through the first half of 1999, which led to worldwide exploration and budget cuts by most major oil companies. Although oil prices have returned to higher levels since mid-1999, exploration and production spending by major oil companies has not returned to previous levels. These conditions resulted in pricing pressure and lower demand for Dril-Quip products.

   Cost of Sales. Cost of sales decreased $1.4 million, or 5%, to $26.1 million for the three months ended June 30, 2000 from $27.5 million for the same period in 1999. As a percentage of revenues, cost of sales were 66.3% and 68.8% for the three-month periods ending June 30, 2000 and 1999. This reduction in cost of sales as a percentage of revenues resulted primarily from improved margins related to long-term projects.

   Selling, General and Administrative Expenses. In the three months ended June 30, 2000, selling, general and administrative expenses increased by approximately $700,000, or 13%, to $5.94 million from $5.26 million in the 1999 period. Selling, general and administrative expenses increased as a percentage of revenues to 15.1% from 13.2%. Approximately $400,000 of this increase resulted from foreign currency translation losses caused by weakness in the U.K. Pound Sterling relative to the U.S. Dollar.

   Engineering and Product Development Expenses. In the three months ended June 30, 2000, engineering and product development expenses increased by approximately 2% to $2.89 million from $2.84 million in the same period in 1999. Engineering and product development expenses increased as a percentage of revenues to 7.3% from 7.1%.

   Interest Income and Expense. Interest expense for the three months ended June 30, 2000 was $83,000 as compared to interest income of $78,000 for the three-month period ended June 30, 1999. This change resulted primarily from borrowings during the period ended June 30, 2000 under the Company's unsecured revolving line of credit.

   Net Income. Net income decreased by $55,000, or approximately 2%, to $2.8 million in the three months ended June 30, 2000 from $2.9 million for the same period in 1999 for the reasons set forth above.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999.

   Revenues. Revenues decreased by $5.1 million, or 6%, to $74.4 million in the six months ended June 30, 2000 from $79.5 million in the six months ended June 30, 1999. The net decrease was primarily due to decreased domestic sales in the United States of $7.7 million, decreased sales of $1.5 million in the European area, offset by increased export sales from the United States of $3.7 million, and increased sales of $400,000 in the Asia-Pacific area. The decrease in revenues can be attributed to previously depressed oil prices which led to worldwide exploration and production budget cuts by most major oil companies. These reductions resulted in pricing pressure and less demand for Dril-Quip products.

   Cost of Sales. Cost of sales decreased $4.5 million, or 8%, to $49.5 million for the six months ended June 30, 2000 from $54.0 million for the same period in 1999. As a percentage of revenues, cost of sales were 66.5% and 67.9% for the six month periods ending June 30, 2000 and 1999, respectively. This reduction in cost of sales as a percentage of revenues resulted primarily from improved margins related to long-term projects.

   Selling, General and Administrative Expenses. In the six months ended June 30, 2000, selling, general and administrative expenses increased by approximately $370,000, or 3%, to $11.12 million from $10.75 million in the 1999 period. The increase was primarily due to foreign currency translation losses caused by weakness in the U.K. Pound Sterling relative to the U.S. Dollar. Selling, general and administrative expenses increased as a percentage of revenues to 15% from 13.5%.

   Engineering and Product Development Expenses. Engineering and product development expenses were $5.7 million for both of the six month periods ended June 30, 2000 and 1999. Engineering and product development expenses increased as a percentage of revenues to 7.7% from 7.2%.

   Interest Income and Expense. Interest expense for the six months ended June 30, 2000 was approximately $28,000 as compared to interest income of $181,000 for the six month period ended June 30, 1999. This change resulted primarily from borrowings during the period ended June 30, 2000 under the Company's unsecured revolving line of credit.

   Net Income. Net income decreased by approximately $800,000, or 13%, to $5.2 million in the six months ended June 30, 2000 from $6.0 million for the same period in 1999 for the reasons set forth above.

Liquidity and Capital Resources

   The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company's principal sources of funds are cash flows from operations and bank indebtedness.

   Net cash used in operating activities was approximately $11.2 million for the six months ended June 30, 2000 while net cash provided by operating activities was approximately $11.7 million in the 1999 period. The decrease in cash flow from operating activities was principally due to increased working capital requirements attributable to accounts receivable, inventories, trade accounts payable and accrued expenses.

   Capital expenditures by the Company were $9.7 million and $11.6 million for the six months ended June 30, 2000 and 1999, respectively. Principal payments on long-term debt were approximately $42,000 and $79,000 for the six months ended June 30, 2000 and 1999, respectively.

   On May 26, 2000, the Company amended its credit agreement with Bank One, Texas, N.A. dated August 27, 1999 to increase its unsecured revolving line of credit from $10 million to $30 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 2% or the Bank One base rate. In addition, the facility calls for quarterly interest payments and terminates on June 30, 2003. As of June 30, 2000 the Company had drawn down $10.2 million under this facility as a result of working capital requirements related to operating activities.

   On November 18, 1999, Dril-Quip (Europe) Limited entered into a credit agreement with the Bank of Scotland which provides for a secured line of credit of up to U.K. Pounds Sterling 3.0 million (approximately U.S. $4.5 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, currently 6.0%, plus 1%. As of June 30, 2000 Dril-Quip (Europe) Limited had drawn down approximately U.S. $1.4 million under this facility.

   The Company believes that cash generated from operations plus cash on hand and its existing lines of credit will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements. However, should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be readily available and more than adequate to meet such requirements.

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

   None.

Item 3. Defaults Upon Senior Securities.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   Dril-Quip's annual meeting of stockholders was held on May 9, 2000 for the purpose of electing two directors to serve a three-year term and approving the appointment of Ernst & Young LLP as independent public accountants of the Company for 2000.

   1. Election of Directors

   Stockholders elected Larry E. Reimert and Gary D. Smith, each for a three-year term expiring at the 2003 annual meeting. The vote tabulation for each individual director was as follows:

                                                                     Votes Cast
                                                          Votes Cast   Against
   Director                                                  For     Or Withheld
   --------                                               ---------- -----------
   Larry E. Reimert...................................... 16,432,139   125,315
   Gary D. Smith......................................... 16,432,139   125,315

   Directors continuing in office were J. Mike Walker, Gary W. Loveless, and James M. Alexander.

   2. Proposal approving the appointment of Ernst & Young LLP as independent public accountants of the Company for 2000.

   For............................................................... 16,556,317
   Against...........................................................        685
   Abstain...........................................................        452

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

   10.2  --First amendment to Credit Agreement between the Company and Bank
          One, Texas, N.A. dated May 26, 2000.

  *10.3  --Credit Agreement between Dril-Quip (Europe) Limited and Bank of
          Scotland dated November 18, 1999 (Incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter ended March 31, 2000).

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

Date: August 11, 2000