Form 10-Q
period 2000-09-30
DRIL-QUIP INC
filed 2000-11-13
CIK 1042893

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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

                                YES [X]   NO [_]

 As of November 13, 2000, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 17,290,498.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     December 31, September 30,
                                                         1999         2000
                                                     ------------ -------------
                       ASSETS
                       ------                              (In thousands)
Current assets:
  Cash and cash equivalents.........................   $ 10,456     $  2,394
  Trade receivables.................................     36,832       59,657
  Inventories.......................................     53,561       62,204
  Deferred taxes....................................      4,894        5,272
  Prepaids and other current assets.................        960        2,646
                                                       --------     --------
    Total current assets............................    106,703      132,173
Property, plant and equipment, net..................     72,288       80,363
Other assets........................................        472          312
                                                       --------     --------
    Total assets....................................   $179,463     $212,848
                                                       ========     ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable..................................   $ 12,775     $ 19,368
  Current maturities of long-term debt..............         88           72
  Accrued income taxes..............................        482        1,218
  Customer prepayments..............................      5,119        1,749
  Accrued compensation..............................      4,439        5,367
  Other accrued liabilities.........................      1,888        3,513
                                                       --------     --------
    Total current liabilities.......................     24,791       31,287
Long-term debt......................................         61       20,979
Deferred taxes......................................      1,987        1,908
                                                       --------     --------
    Total liabilities...............................     26,839       54,174

Stockholders' equity:
  Preferred stock:
   10,000,000 shares authorized at $0.01 par value
   (none issued)....................................         --           --
  Common stock:
   50,000,000 shares authorized at $0.01 par value,
    17,290,498 shares issued and outstanding
    (17,245,000 at December 31, 1999)...............        172          173
  Additional paid-in capital........................     63,291       64,660
  Retained earnings.................................     91,782       99,947
  Foreign currency translation adjustment...........     (2,621)      (6,106)
                                                       --------     --------
    Total stockholders' equity......................    152,624      158,674
                                                       --------     --------
    Total liabilities and stockholders' equity......   $179,463     $212,848
                                                       ========     ========

        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                Three months ended        Nine months ended
                                   September 30,            September 30,
                              ------------------------ ------------------------
                                 1999         2000        1999         2000
                              -----------  ----------- -----------  -----------
                                    (In thousands except share amounts)
Revenues..................... $    38,813  $    44,525 $   118,292  $   118,878
Cost and expenses:
  Cost of sales..............      26,790       30,507      80,758       79,980
  Selling, general and
   administrative............       4,944        5,902      15,696       17,026
  Engineering and product
   development...............       2,661        3,347       8,340        9,037
                              -----------  ----------- -----------  -----------
                                   34,395       39,756     104,794      106,043
                              -----------  ----------- -----------  -----------
Operating income.............       4,418        4,769      13,498       12,835
Interest expense (income)....        (142)         260        (323)         289
                              -----------  ----------- -----------  -----------
Income before income taxes...       4,560        4,509      13,821       12,546
Income tax provision.........       1,615        1,575       4,837        4,381
                              -----------  ----------- -----------  -----------
Net income................... $     2,945  $     2,934 $     8,984  $     8,165
                              ===========  =========== ===========  ===========
Earnings per share:
  Basic...................... $      0.17  $      0.17 $      0.52  $      0.47
                              ===========  =========== ===========  ===========
  Fully diluted.............. $      0.17  $      0.17 $      0.52  $      0.47
                              ===========  =========== ===========  ===========
Weighted average shares:
  Basic......................  17,245,000   17,284,000  17,245,000   17,269,000
                              ===========  =========== ===========  ===========
  Fully diluted..............  17,289,000   17,559,000  17,260,000   17,523,000
                              ===========  =========== ===========  ===========



        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine months ended
                                                              September 30,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                                                             (In thousands)
Operating activities
 Net income................................................ $  8,984  $  8,165
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization............................    4,930     5,430
  Gain on sale of equipment................................     (162)      (18)
  Deferred income taxes....................................     (736)     (520)
  Changes in operating assets and liabilities:
   Trade receivables.......................................    4,585   (23,311)
   Inventories.............................................    3,110   (11,266)
   Prepaids and other assets...............................      215    (1,543)
   Trade accounts payable and accrued expenses.............   (8,739)    6,939
                                                            --------  --------
    Net cash provided by (used in) operating activities....   12,187   (16,124)

Investing activities
 Purchase of property, plant and equipment.................  (15,055)  (14,954)
 Proceeds from sale of equipment...........................      323        59
                                                            --------  --------
    Net cash used in investing activities..................  (14,732)  (14,895)

Financing activities
 Proceeds from revolving line of credit and long-term
  borrowing................................................       --    21,122
 Principal payments on long-term debt......................     (118)      (60)
 Activity under stock option plan..........................       --     1,370
                                                            --------  --------
    Net cash provided by (used in) financing activities....     (118)   22,432
Effect of exchange rate changes on cash activities.........      (55)      525
                                                            --------  --------
Increase (decrease) in cash................................   (2,718)   (8,062)
Cash at beginning of period................................   11,869    10,456
                                                            --------  --------
Cash at end of period...................................... $  9,151  $  2,394
                                                            ========  ========


        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

   Dril-Quip, Inc., a Delaware corporation (the "Company" or "Dril-Quip"), manufactures highly engineered offshore drilling and production equipment which is well suited for use in deepwater, harsh environment and severe service applications. The Company's principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connectors and diverters for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products. The Company has four subsidiaries that manufacture and market the Company's products abroad. Dril-Quip (Europe) Limited is located in Aberdeen, Scotland, with branches in Norway, Holland and Denmark. Dril-Quip Asia Pacific PTE Ltd. is located in Singapore. DQ Holdings PTY Ltd. is located in Perth, Australia and Dril-Quip do Brasil LTDA is located in Macae, Brazil.

   The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 1999, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2000, and the results of operations and the cash flows for each of the three and nine-month periods ended September 30, 2000 and 1999. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. INVENTORIES

   Inventories consist of the following:

                                                                    (Unaudited)
                                                      December 31, September 30,
                                                          1999         2000
                                                      ------------ -------------
                                                            (In thousands)
   Raw materials and supplies........................   $15,012       $16,383
   Work in progress..................................    11,731        16,364
   Finished goods and purchased supplies.............    26,818        29,457
                                                        -------       -------
                                                        $53,561       $62,204
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

   During the first nine months of 2000 and 1999, total comprehensive income equaled $4.7 million and $8.5 million, respectively. For the three-month periods ended September 30, 2000 and 1999, total comprehensive income equaled $2.2 million and $4.6 million, respectively.

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

   Both the market for offshore drilling and production equipment and services and the Company's business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. Although oil and gas prices have been higher recently, oil companies have not correspondingly increased spending on offshore drilling and production activities as expected.

   Revenues. Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the nine months ended September 30, 2000, the Company derived 86.3% of its revenues from the sale of its products and 13.7% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip's sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

   The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first nine months of 2000, ten projects representing approximately 28% of the Company's revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability.

   Foreign sales represent a significant portion of the Company's business. In the nine months ended September 30, 2000, the Company generated approximately 57% of its revenues from foreign sales. In this period, approximately 73% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

   The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                    Three months   Nine months
                                                        ended         ended
                                                    September 30, September 30,
                                                    ------------- -------------
                                                     1999   2000   1999   2000
                                                    ------ ------ ------ ------
   Revenues:
     Product Group.................................  90.2%  85.4%  88.1%  86.3%
     Service Group.................................   9.8%  14.6%  11.9%  13.7%
                                                    ------ ------ ------ ------
       Total....................................... 100.0% 100.0% 100.0% 100.0%
   Cost of sales...................................  69.0%  68.5%  68.3%  67.3%
   Selling, general and administrative expenses....  12.7%  13.3%  13.3%  14.3%
   Engineering and product development expenses....   6.9%   7.5%   7.0%   7.6%
                                                    ------ ------ ------ ------
   Operating income................................  11.4%  10.7%  11.4%  10.8%
   Interest expense (income)....................... (0.4)%   0.6% (0.3)%   0.2%
                                                    ------ ------ ------ ------
   Income before income taxes......................  11.8%  10.1%  11.7%  10.6%
   Income tax provision............................   4.2%   3.5%   4.1%   3.7%
                                                    ------ ------ ------ ------
   Net income......................................   7.6%   6.6%   7.6%   6.9%
                                                    ====== ====== ====== ======

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

   Revenues. Revenues increased by $5.7 million, or 15%, to $44.5 million in the three months ended September 30, 2000 from $38.8 million in the three months ended September 30, 1999. The net increase resulted from increased export sales from the United States of $5.1 million, increased sales of $1.5 million in the Asia-Pacific area and $2.3 million in the European area, offset by decreased domestic sales in the United States of $3.2 million. The overall increase in revenues was primarily attributable to increased demand for Dril-Quip products resulting from increased exploration activities by oil companies around the world, primarily due to improved worldwide oil and natural gas prices.

   Cost of Sales. Cost of sales increased $3.7 million, or 14%, to $30.5 million for the three months ended September 30, 2000 from $26.8 million for the same period in 1999. As a percentage of revenues, cost of sales were 68.5% and 69% for the three-month periods ending September 30, 2000 and 1999, respectively. This reduction in cost of sales as a percentage of revenues resulted primarily from improved margins related to long-term projects.

   Selling, General and Administrative Expenses. In the three months ended September 30, 2000, selling, general and administrative expenses increased by $958,000, or approximately 19%, to $5.9 million from $4.9 million in the 1999 period. Selling, general and administrative expenses increased as a percentage of revenues to 13.3% from 12.7%. The increase in selling, general and administrative expenses was primarily due to increased expenditures made for the purposes of expanding the company's worldwide sales force and increasing its proposal and project management capabilities.

   Engineering and Product Development Expenses. In the three months ended September 30, 2000, engineering and product development expenses increased by approximately 26% to $3.3 million from $2.7 million in the same period in 1999. Engineering and product development expenses increased as a percentage of revenues to 7.5% from 6.9%. Increases were primarily due to costs related to the development of new products.

   Interest Income and Expense. Interest expense for the three months ended September 30, 2000 was $260,000 as compared to interest income of $142,000 for the three-month period ended September 30, 1999. This change resulted primarily from borrowings during the period ended September 30, 2000 under the Company's unsecured revolving line of credit.

   Net Income. Net income was essentially flat, remaining at approximately $2.9 million for the three months ended September 30, 2000, compared against the same period in 1999, for the reasons set forth above.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999.

   Revenues. Revenues increased by approximately $600,000, or less than 1%, to $118.9 million in the nine months ended September 30, 2000 from $118.3 million in the nine months ended September 30, 1999. The net increase was primarily due to increased export sales from the United States of $8.9 million, increased sales of $1.9 million in the Asia-Pacific area and $700,000 in the European area, offset by decreased domestic sales in the United States of $10.9 million.

   Cost of Sales. Cost of sales decreased approximately $800,000, or 1%, to $80.0 million for the nine months ended September 30, 2000 from $80.8 million for the same period in 1999. As a percentage of revenues, cost of sales were 67.3% and 68.3% for the nine month periods ending September 30, 2000 and 1999, respectively. This reduction in cost of sales as a percentage of revenues resulted primarily from improved margins related to long-term projects.

   Selling, General and Administrative Expenses. In the nine months ended September 30, 2000, selling, general and administrative expenses increased by approximately $1.3 million, or 8%, to $17.0 million from $15.7 million in the 1999 period. Selling, general and administrative expenses increased as a percent of revenues to 14.3% from 13.3%. The increase in selling, general and administrative expenses was primarily due to increased expenditures made for the purposes of expanding the company's worldwide sales force and increasing its proposal and project management capabilities.

   Engineering and Product Development Expenses. In the nine months ended September 30, 2000, engineering and product development expenses increased by approximately $700,000, or approximately 8%, to $9.0 million from $8.3 million in the same period in 1999. Engineering and product development expenses increased as a percent of revenues to 7.6% from 7%.

   Interest Income and Expense. Interest expense for the nine months ended September 30, 2000 was approximately $289,000 as compared to interest income of $323,000 for the nine month period ended September 30, 1999. This change resulted primarily from the Company's reduced cash position and borrowings during the period ended September 30, 2000 under the Company's unsecured revolving line of credit.

   Net Income. Net income decreased by approximately $800,000, or 9%, to $8.2 million in the nine months ended September 30, 2000 from $9.0 million for the same period in 1999 for the reasons set forth above.

Liquidity and Capital Resources

   The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company's principal sources of funds are cash flows from operations and bank indebtedness.

   Net cash used in operating activities was approximately $16.1 million for the nine months ended September 30, 2000 while net cash provided by operating activities was approximately $12.2 million in the 1999 period. The decrease in cash flow from operating activities was principally due to increased working capital requirements attributable to accounts receivable and inventories.

   Capital expenditures by the Company were $15.0 million and $15.1 million for the nine months ended September 30, 2000 and 1999, respectively. Principal payments on long-term debt were approximately $60,000 and $118,000 for the nine months ended September 30, 2000 and 1999, respectively.

   The Company has a credit facility with Bank One, Texas, N.A. providing an unsecured revolving line of credit of up to $30 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 2% or the Bank One base rate. In addition, the facility calls for quarterly interest payments and terminates on June 30, 2003. As of September 30, 2000, the Company had drawn down $18 million under this facility for operating activities and capital expenditures.

   Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland which provides for a secured line of credit of up to U.K. Pounds Sterling 3.0 million (approximately U.S. $4.5 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, currently 6.0%, plus 1%. As of September 30, 2000, Dril-Quip (Europe) Limited had drawn down approximately U.S. $3.0 million under this facility to finance capital expenditures in Norway.

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

   These statements are based upon certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including but not limited to, those relating to the volatility of oil and natural gas prices and cyclicality of the oil and gas industry, the Company's international operations, operating risks, the Company's dependence on key employees, the Company's dependence on skilled machinists and technical personnel, the Company's reliance on product development and possible technological obsolescence, control by certain stockholders, the potential impact of governmental regulation and environmental matters, competition, reliance on significant customers and other factors detailed in the Company's filings with the Securities and Exchange Commission. Prospective investors are cautioned that any such statements are not guarantees of future performance, and that, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Date: November 13, 2000