Form 10-K405
period 2000-12-31
DRIL-QUIP INC
filed 2001-03-20
CIK 1042893

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

                  For the fiscal year ended December 31, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At March 15, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $183,697,000 based on the closing price of such stock on such date of $29.20.

  At March 15, 2001, the number of shares outstanding of registrant's Common Stock was 17,290,498.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I....................................................................    1
    Item 1.          Business.............................................     1
    Item 2.          Properties...........................................     9
    Item 3.          Legal Proceedings....................................     9
    Item 4.          Submission of Matters to a Vote of Security Holders..    10
    Item S-K 401(b). Executive Officers of the Registrant.................    10

 PART II...................................................................   11
    Item 5.          Market for Registrant's Common Stock and Related
                     Shareholder Matters..................................    11
    Item 6.          Selected Financial Data..............................    12
    Item 7.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................    12
    Item 7A.         Quantitative and Qualitative Disclosures About Market
                     Risk.................................................    17
    Item 8.          Financial Statements and Supplementary Data..........    18
    Item 9.          Changes In and Disagreements With Accountants on
                     Accounting and Financial Disclosure..................    32

 PART III..................................................................   33
    Item 10.         Directors and Executive Officers of the Registrant...    33
    Item 11.         Executive Compensation...............................    33
    Item 12.         Security Ownership of Certain Beneficial Owners and
                     Management...........................................    33
    Item 13.         Certain Relationships and Related Party
                     Transactions.........................................    33

 PART IV...................................................................   34
    Item 14.         Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K..........................................    34

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

  .   statements regarding the market for Dril-Quip products;

  . statements regarding the exploration and production activities of Dril-Quip customers; and

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

  Dril-Quip has developed its broad line of subsea equipment, surface equipment and offshore rig equipment primarily through its internal product development efforts. The Company believes that it has achieved significant market share and brand name recognition with respect to its established products due to the technological capabilities, reliability, cost effectiveness and operational timesaving features of these products. In particular, the

Company's Quik-Thread(R) and Quik-Stab(R) specialty connectors, MS-15(R) mudline hanger systems and SS-10(R) and SS-15(R) subsea wellheads are among the most widely used in the industry. During the 1990s, the Company introduced a number of new products, including diverters, wellhead connectors, dual-bore and single-bore subsea production trees, subsea and platform valves, platform wellheads, platform trees, drilling risers and Spar and TLP production risers. In the last year, Dril-Quip began development of a number of new products, including liner hangers, slug suppression systems, and control systems.

  Dril-Quip markets its products through its offices and sales representatives located in all of the major international energy markets throughout the world. In 2000, the Company generated approximately 58% of its revenues from foreign sales. The Company manufactures its products at its facilities located in Houston, Texas; Aberdeen, Scotland; and Singapore, and maintains additional facilities for fabrication and/or reconditioning in Brazil, Norway, Denmark and Australia. Dril-Quip's manufacturing operations are vertically integrated, with the Company performing substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities.

  The Company was co-founded in 1981 by Larry E. Reimert, Gary D. Smith, J. Mike Walker and Gary W. Loveless. Together, Messrs. Reimert, Smith and Walker have over 90 years of combined experience in the oilfield equipment industry, essentially all of which has been with the Company and its major competitors. In addition, key department managers have been with the Company over 10 years, on average.

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

  Worldwide oil prices, which began a prolonged slump in early 1998, adversely affected demand for Dril-Quip products in 1999. Although oil prices rebounded in the last half of 1999 and remained strong throughout the year 2000, spending by oil and gas companies has not returned to expected levels. Any significant future declines in hydrocarbon prices could have a material adverse effect on the Company's results of operations. There can be no assurance that the current oil price levels will lead to increased oil and gas exploration and production activity or that demand for the Company's products and services will reflect such improvement, if any.

Products and Services

 Product Group

  Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. In 2000, the Company derived approximately 86% of its revenues from the sale of its products. The Company's products are used to explore for oil and gas on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, TLPs, Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers (called tension legs). A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter that is anchored in place (like a Spar buoy). FPSOs are floating production, storage and offloading monohull moored vessels. Sales of the Company's equipment in connection with TLPs, Spars and FPSOs are becoming increasingly important sources of revenues.

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

  A subsea production tree is an assembly composed of valves, a wellhead connector, control equipment and various other components installed on a subsea wellhead or a mudline hanger system and used to control the flow of oil and gas from a producing well. Subsea trees may be either stand alone satellite type or template mounted cluster arrangements. Both types typically produce via flowlines to a central control point located on a platform, TLP, Spar or FPSO. The use of subsea production trees has become an increasingly important method for producing wells located in hard-to-reach deepwater areas or economically marginal fields located in shallower waters. The Company is an established manufacturer of more complicated dual-bore production trees, which are used in severe service applications. In addition, Dril-Quip manufactures a patented single bore (SingleBore(TM)) subsea completion system which features a hydraulic mechanism instead of a wireline-installed mechanism that allows the operator to plug the tubing hanger annulus remotely from the surface via a hydraulic control line and subsequently unplug it when the well is put on production. This mechanism eliminates the need for an expensive multibore installation and workover riser, thereby saving both cost and installation time. In addition, Dril-Quip introduced a guidelineless subsea production tree in 1999 for use in ultra-deepwater applications. This tree features remote multiple flowline and control connections, utilizing remotely operated intervention tools. During 2000, the first tree of this type was successfully installed in approximately 6,000 feet of water off the coast of Brazil. This is the first of several similar Dril-Quip subsea trees to be supplied to this area. The Company's subsea production trees are generally custom designed and manufactured to customer specifications.

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

 Service Group

  Dril-Quip's Service Group provides field installation services, reconditioning of its products which are customer-owned, and rental running tools for installation and retrieval of its products. These services are provided from the Company's worldwide locations and represented approximately 14% of revenues in 2000.

  Field Installation. Dril-Quip provides field installation services through the use of its technicians. These technicians assist in the onsite installation of Company products and are available on a 24-hour call out from the Company's facilities located in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Singapore; Perth, Australia; and Macae, Brazil.

  Reconditioning. The Company provides reconditioning of its products at its facilities in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Singapore; and Macae, Brazil.

  Rental. The Company rents running and installation tools for use in installing its products. These tools are used to install and retrieve Company products which are purchased by customers. Running tools are available from Dril-Quip's locations in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Beverwijk, the Netherlands; Singapore; Perth, Australia; and Macae, Brazil.

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

  The Company has expanded its facilities at its Eldridge site in Houston, Texas from approximately 280,000 square feet at the end of 1997 to approximately 838,000 square feet at the end of 2000. During 2000, Dril-Quip consolidated the Houston manufacturing operations, moving finish machining, assembly and warehousing from its Hempstead Highway location to its larger, state-of-the-art Eldridge Parkway facility. The consolidation of manufacturing operations at one location in purpose-built facilities is expected to yield improved efficiency in the Company's production process.

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

  In 2000, no single customer accounted for more than 10% of the Company's total revenues. The Company is not dependent on any one customer or group of customers. The number and variety of the Company's products required in a given year by any one customer depends upon the amount of that customer's capital expenditure budget devoted to offshore exploration and production in any single year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company's results of operations.

Marketing and Sales

  Dril-Quip markets its products and services throughout the world directly through its sales personnel in two domestic and eleven international locations. In addition, in certain foreign markets where the Company does not maintain offices, it utilizes independent sales representatives to enhance its marketing and sales efforts. Some of the locations in which Dril-Quip has sales representatives are India, Canada, Mexico, the Philippines, Brazil, Indonesia, Malaysia, China, Japan, and the Middle East. Although they do not have authority to contractually bind the Company, these representatives market the Company's products in their respective territories in return for sales commissions. The Company also places print advertising from time to time in trade and technical publications targeted to its customer base. It also participates in industry conferences and trade shows to enhance industry awareness of its products.

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

  The Company has continually introduced new products and product enhancements since its founding in 1981. In the 1990s, the Company introduced a series of new products, including diverters, wellhead connectors,

SingleBore(TM) subsea trees, severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling risers and TLP and Spar production riser systems.

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

Employees

  The total number of the Company's employees as of December 31, 2000 was 1,262. Of these, 911 were located in the United States. The Company's employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

Item 2. Properties

Major Manufacturing Facilities

                                        Building
                                          Size         Land
                                      (Approximate (Approximate
              Location                Square Feet)   Acreage)   Owned or Leased
              --------                ------------ ------------ ----------------
Houston, Texas
  --13550 Hempstead Highway..........   175,000         15      Owned
                                         14,000         --      Leased (offices)
  --6401 N. Eldridge Parkway.........   838,000        218      Owned
Aberdeen, Scotland...................   137,000         14      Owned
                                         15,000         --      Leased (offices)
Singapore............................    24,000          2      Leased

  Dril-Quip's manufacturing facilities in Houston and Aberdeen are capable of manufacturing each of its products, and the facility in Singapore is capable of manufacturing most of the Company's established products.

Sales, Service and Reconditioning Facilities

                           Building
                             Size         Land
                         (Approximate (Approximate
    Leased Location      Square Feet)   Acreage)                        Activity
    ---------------      ------------ ------------                      --------
New Orleans, Louisiana..     2,300          --     Sales/Service
Beverwijk, Holland......     5,200         0.2     Sales/Warehouse
Perth, Australia........     1,600          --     Sales/Service
Darwin, Australia.......     2,500         1.0     Service/Warehouse
Stavanger, Norway.......    15,700         8.5     Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark........    19,400         1.2     Sales/Service/Reconditioning/Warehouse
Macae, Brazil...........    32,000        10.0     Sales/Service/Reconditioning/Warehouse/Fabrication

  The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen and Singapore. As part of its capital expansion program, the Company is expanding its facilities in Stavanger to meet growing demands for its products and services in that region.

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

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2000.

Item S-K 401(b). Executive Officers of the Registrant

  Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

  The following table sets forth the names, ages (as of March 15, 2001) and positions of the Company's executive officers:

             Name           Age                        Position
             ----           ---                        --------
   Larry E. Reimert........  53 Co-Chairman of the Board and Co-Chief Executive Officer
   Gary D. Smith...........  58 Co-Chairman of the Board and Co-Chief Executive Officer
   J. Mike Walker..........  57 Co-Chairman of the Board and Co-Chief Executive Officer
   Jerry M. Brooks.........  49 Chief Financial Officer

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

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

  The Company's Common Stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the New York Stock Exchange for the indicated quarters of fiscal 1999 and 2000:

                                                      Sales Price ($)
                                                     --------------------------
                                                       1999           2000
                                                     -----------    -----------
   Quarter Ended                                     High    Low    High    Low
   -------------                                     ----    ---    ----    ---
   March 31......................................... 24 1/4  11 3/4 49 1/8  28 3/4
   June 30.......................................... 26 1/8   18    49 1/4  36 1/4
   September 30..................................... 30 1/2  17 5/8  48      36
   December 31...................................... 30 7/8  21 1/8 41 3/4   19

  There were approximately 49 stockholders of record of the Company's Common Stock as of March 15, 2001. This number does not include the number of security holders for whom shares are held in a "nominee" or "street" name.

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

                                         Year Ended December 31,
                               ------------------------------------------------
                                 1996      1997      1998      1999      2000
                               --------  --------  --------  --------  --------
                                 (In Thousands, Except Per Share Amount)
Statement of Operations Data:
Revenues.....................  $115,864  $146,823  $177,642  $156,368  $163,953
Cost of sales................    77,863    99,800   118,923   106,419   111,267
Selling, general and
 administrative expenses.....    15,031    16,313    21,293    21,253    23,164
Engineering and product
 development expenses........     6,971     9,158    11,968    11,022    12,116
                               --------  --------  --------  --------  --------
                                 99,865   125,271   152,184   138,694   146,547
Operating income.............    15,999    21,552    25,458    17,674    17,406
Interest expense (income)....     2,647     2,027    (1,197)     (440)      495
                               --------  --------  --------  --------  --------
Income before income taxes...    13,352    19,525    26,655    18,114    16,911
Income tax provision.........     4,234     6,587     9,228     6,349     5,880
                               --------  --------  --------  --------  --------
Net income...................  $  9,118  $ 12,938  $ 17,427  $ 11,765  $ 11,031
                               ========  ========  ========  ========  ========
Diluted earnings per share...  $    .63  $    .87  $   1.01  $    .68  $    .63
Weighted average shares
 outstanding.................    14,370    14,895    17,275    17,277    17,505

Statement of Cash Flows Data:
Net cash provided by
 operating activities........  $  5,185  $ 10,325  $  9,118  $ 18,433  $(12,193)
Net cash used in investing
 activities..................    (7,006)  (10,240)  (29,450)  (19,748)  (23,111)
Net cash provided by (used
 in) financing activities....     1,261    31,386      (203)     (165)   30,279

Other Data:
EBITDA(1)....................  $ 20,387  $ 26,541  $ 31,108  $ 24,352  $ 24,834
Depreciation and
 amortization................     4,388     4,989     5,650     6,678     7,428
Capital expenditures.........     7,228    10,375    29,642    19,909    23,180

                                            As of December 31,
                               ------------------------------------------------
                                 1996      1997      1998      1999      2000
                               --------  --------  --------  --------  --------
                                              (In Thousands)
Balance Sheet Data:
Working capital..............  $ 49,524  $ 89,373  $ 83,595  $ 81,912  $105,635
Total assets.................   114,777   152,921   177,246   179,463   233,341
Total debt...................    32,536       518       315       149    28,935
Total stockholders' equity...    50,882   124,161   141,912   152,624   161,790

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

  Worldwide oil prices, which began a prolonged slump in early 1998, adversely affected demand for Dril-Quip products in 1999. Although oil prices rebounded in the last half of 1999 and remained strong throughout the year 2000, spending by oil and gas companies has not returned to expected levels. Any significant future declines in hydrocarbon prices could have a material adverse effect on the Company's results of operations. There can be no assurance that the current oil price levels will lead to increased oil and gas exploration and production activity or that demand for the Company's products and services will reflect such improvement, if any.

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

  Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. In 2000, the Company derived 86% of its revenues from the sale of its products and 14% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales, because increased product sales generate increased revenues from installation services and rental running tools. The Company has substantial international operations, with approximately 62%, 48% and 58% of its revenues derived from foreign sales in 1998, 1999 and 2000, respectively. During the same years, approximately 70% of all products sold were manufactured in the United States.

  Historically, Drip-Quip recognized revenues upon the delivery of a completed product. Beginning in 1997, the Company began receiving orders relating to larger and more complex projects that have longer manufacturing time frames. The Company accounts for such projects on a percentage of completion basis and revenues are generally recognized on a cost incurred basis. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised.

  The principal elements of cost of sales are labor, raw materials and manufacturing overhead. Variable costs, such as labor, raw materials, supplies and energy, generally account for approximately two-thirds of the Company's cost of sales. The Company has experienced increased labor costs over the past several years due to the limited supply of skilled workers. Fixed costs, such as the fixed portion of manufacturing overhead, constitute the remainder of the Company's cost of sales. The Company continually seeks to improve its efficiency and cost position. Cost of sales as a percentage of revenues is also influenced by the product mix sold in any particular quarter and market conditions. The Company's costs related to its foreign operations do not significantly differ from its domestic costs.

Results of Operations

  The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            1998   1999   2000
                                                            -----  -----  -----
   Revenues:
   Product Group...........................................  87.9%  88.3%  86.0%
   Service Group...........................................  12.1   11.7   14.0
                                                            -----  -----  -----
     Total................................................. 100.0  100.0  100.0
   Cost of sales...........................................  67.0   68.1   67.9
   Selling, general and administrative expenses............  12.0   13.6   14.1
   Engineering and product development expenses............   6.7    7.0    7.4
                                                            -----  -----  -----
   Operating income........................................  14.3   11.3   10.6
   Interest expense (income)...............................  (0.7)  (0.3)   0.3
                                                            -----  -----  -----
   Income before income taxes..............................  15.0   11.6   10.3
   Income tax provision....................................   5.2    4.1    3.6
                                                            -----  -----  -----
   Net income..............................................   9.8%   7.5%   6.7%
                                                            =====  =====  =====

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Revenues. Revenues increased by $7.6 million, or approximately 5%, to $164 million in 2000 from $156.4 million in 1999. In general, this increase was the result of modest increases in worldwide exploration and development activity by the major oil companies. Revenue increases of $10.7 million in the European area were offset by decreased sales of $3.0 million in the United States area and $100,000 in the Asia Pacific area. Domestic sales in the United States area decreased by $13.2 million, or 16%, while export sales in the United States area increased by $10.2 million, or 46%.

  Cost of Sales. Cost of sales increased by $4.9 million, or 5%, to $111.3 million for the twelve months ended December 31, 2000 from $106.4 million for the same period in 1999. As a percentage of revenues, cost of sales was approximately 68% in both 1999 and 2000.

  Selling, General and Administrative Expenses. For the twelve months ended December 31, 2000, selling, general and administrative expenses increased by $1.9 million, or 9%, to $23.2 from $21.3 million in the 1999 period. Selling, general and administrative expenses increased as a percentage of revenues from 13.6% in 1999 to approximately 14.1% in 2000. Increased expenditures in this area were made for the purposes of expanding the Company's worldwide sales force and increasing its proposal and project management capabilities.

  Engineering and Product Development Expenses. During the year ended December 31, 2000, engineering and product development expenses increased by $1.1 million, or 10%, to $12.1 million from $11.0 million during the same period in 1999. This increase primarily reflects expenses related to the development of new products. As a percentage of revenues, engineering and product development expenses increased slightly from 7.0% in 1999 to approximately 7.4% in 2000.

  Interest Expense/Income. Interest expense for 2000 was $495,000, compared to interest income of $440,000 for the prior year.

  Net Income. Net income decreased by approximately 6%, from $11.8 million in 1999 to $11.0 million in 2000 for the reasons set forth above.

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

  Selling, General and Administrative Expenses. For both the twelve months ended December 31, 1999 and 1998, selling, general and administrative expenses were $21.3 million. Selling, general and administrative expenses increased as a percentage of revenues from 12% in 1998 to approximately 13.6% in 1999.

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

  Interest Expense/Income. Interest income for 1999 was $440 thousand, compared to interest income of $1.2 million for the prior year. This change was primarily due to lower cash balances resulting from reduced operating income and the Company using the proceeds from it's initial public offering to fund capital expenditures.

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

  Net cash provided by operating activities was $9.1 million in 1998, $18.4 million in 1999, and a negative $12.2 million in 2000. Reductions in cash flow from operating activities in 2000 were principally the result of increased working capital requirements attributable to increases in trade receivables and inventories, partially offset by increases in trade accounts payable and accrued expenses. Accounts receivable at December 31, 2000 increased 72% over December 31, 1999 levels compared to a 5% increase in revenues for the year. The disproportionate increase in accounts receivable was due to timing of cash receipts and billings related to long-term projects. The increase in cash flow from operating activities in 1999 was the result of a decrease in accounts receivable, offset by a decrease in trade accounts payable and accrued expenses and operating results.

  Capital expenditures by the Company were $29.6 million, $19.9 million and $23.2 million in 1998, 1999 and 2000, respectively. Principal payments on long-term debt were $203,000, $165,000 and $92,000 in 1998, 1999 and 2000, respectively.

  The Company has a credit facility with Bank One, Texas, N.A. providing an unsecured revolving line of credit of up to $40 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Bank One base rate. In addition, the facility calls for quarterly interest payments and terminates on June 30, 2003. As of December 31, 2000, the Company had drawn down $24.1 million under this facility for operating activities and capital expenditures.

  Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland which provides for a secured line of credit of up to U.K. Pounds Sterling 3.0 million (approximately U.S. $4.6 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, currently 6.0%, plus 1%. As of December 31, 2000, Dril-Quip (Europe) Limited had drawn down U.S. $4.3 million of this facility to finance capital expenditures in Norway. Monthly payments of principal and interest are due beginning in March of 2001 and ending in February of 2011.

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

Backlog

  Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company's backlog was approximately $81 million at December 31, 1999 and was approximately $93 million at December 31, 2000. This increase in backlog was primarily attributable to increased demand for Dril-Quip products resulting from the increase in worldwide exploration and production activity. As of March 15, 2001, backlog had increased to $130 million, primarily as a result of a recently announced order, valued at approximately $27 million, calling for Dril-Quip to supply subsea wellheads, trees and services to a development project offshore Brazil. The Company expects to ship approximately 60% of the December 31, 2000 backlog by December 31, 2001. The remaining backlog at December 31, 2000 consists of longer-term projects which are being designed and manufactured to customer specifications rather than sold out of inventory. The Company can give no assurance that backlog will remain at current levels. Sales of the Company's products are affected by prices for oil and natural gas, which fluctuated significantly during 1999 and 2000. Any future decline in oil and natural gas prices could reduce new customer orders, which would cause the Company's backlog to decline. All of the Company's projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

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

  Revenues for each of these areas are dependent upon the ultimate sale of products and services to the Company's customers. For information on revenues by geographic area, see note 10 to the consolidated financial statements on page 30. Revenues of the United States area are also influenced by its sale of products to the European and Asia-Pacific subsidiaries. Accordingly, the operating incomes of each area are closely tied to third-party sales, and the operating income of the United States area is also dependent upon its level of intercompany sales.

Currency Risk

  Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling and the Norwegian kroner. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract and by contractual purchase price adjustments based on an exchange rate formula related to U.S. dollars. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 1998, 1999 and 2000, the Company had net losses of approximately $195,000, $150,000 and $434,000, respectively. The losses in 1998, 1999 and 2000 were the result of currency fluctuations on payables and trade receivables. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. Historically, the Company has not conducted business in countries that limit repatriation of earnings. However, as the Company expands its international operations, it may begin operating in countries that have such limitations. Further, there can be no assurance that the countries in which the Company currently operates will not adopt policies limiting repatriation of earnings in the future. The Company also has significant investments in countries other than the United States, principally its manufacturing operations in Aberdeen, Scotland and, to a lesser extent, Singapore and Norway. The functional currency of these foreign operations is the local currency and, accordingly, financial statement assets and liabilities are translated at current exchange rates. Resulting translation adjustments are reflected as a separate component of stockholders' equity and have no current effect on earnings or cash flow.

New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement, as amended by SFAS No. 137 and SFAS No. 138, is effective for years beginning after June 15, 2000. The Company has adopted SFAS 133 effective January 1, 2001. The Company has not identified any derivative financial instruments, which could be designated as fair value or cash flow hedges under SFAS 133 and does not expect to record any corresponding SFAS 133 adjustments for items reflected in these financial statements for the quarter ended March 31, 2001

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

Item 8. Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Report of Independent Auditors............................................  19
Consolidated Statements of Income for the Three Years in the Period Ended
 December 31, 2000........................................................  20
Consolidated Balance Sheets as of December 31, 1999 and 2000..............  21
Consolidated Statements of Cash Flows for the Three Years in the Period
 Ended December 31, 2000..................................................  22
Consolidated Statements of Changes in Stockholders' Equity for the Three
 Years in the Period Ended December 31, 2000..............................  23
Notes to Consolidated Financial Statements................................  24

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Dril-Quip, Inc.

  We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc., as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dril-Quip, Inc., at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Houston, Texas
February 22, 2001

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended December 31,
                                              ----------------------------------
                                                 1998        1999        2000
                                              ----------  ----------  ----------
                                                (In Thousands, Except Share
                                                          Amounts)
Revenues..................................... $  177,642  $  156,368  $  163,953

Cost and expenses:
  Cost of sales..............................    118,923     106,419     111,267
  Selling, general, and administrative.......     21,293      21,253      23,164
  Engineering and product development........     11,968      11,022      12,116
                                              ----------  ----------  ----------
                                                 152,184     138,694     146,547
                                              ----------  ----------  ----------
Operating income.............................     25,458      17,674      17,406
Interest expense (income)....................     (1,197)       (440)        495
                                              ----------  ----------  ----------
Income before income taxes...................     26,655      18,114      16,911
Income tax provision.........................      9,228       6,349       5,880
                                              ----------  ----------  ----------
Net income................................... $   17,427  $   11,765  $   11,031
                                              ==========  ==========  ==========
Earnings per share:
  Basic...................................... $     1.01  $      .68  $      .64
                                              ==========  ==========  ==========
  Fully diluted.............................. $     1.01  $      .68  $      .63
                                              ==========  ==========  ==========
Weighted average shares
  Basic...................................... 17,245,000  17,245,000  17,274,249
                                              ==========  ==========  ==========
  Fully diluted.............................. 17,275,222  17,277,101  17,504,785
                                              ==========  ==========  ==========



        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                            ------------------
                                                              1999      2000
                          ASSETS                            --------  --------
                                                             (In Thousands)
Current assets:
  Cash and cash equivalents................................ $ 10,456  $  5,870
  Trade receivables........................................   36,832    63,345
  Inventories..............................................   53,561    69,481
  Deferred taxes...........................................    4,894     5,367
  Prepaids and other current assets........................      960     2,243
                                                            --------  --------
    Total current assets...................................  106,703   146,306

Property, plant, and equipment, net........................   72,288    86,723

Other assets...............................................      472       312
                                                            --------  --------
    Total assets........................................... $179,463  $233,341
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $ 12,775  $ 24,438
  Current maturities of long-term debt.....................       88       495
  Accrued income taxes.....................................      482       857
  Customer prepayments.....................................    5,119     7,251
  Accrued compensation.....................................    4,439     4,185
  Other accrued liabilities................................    1,888     3,445
                                                            --------  --------
    Total current liabilities..............................   24,791    40,671
Long-term debt.............................................       61    28,440
Deferred taxes.............................................    1,987     2,440
                                                            --------  --------
    Total liabilities......................................   26,839    71,551

Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized at $0.01
   par value (none issued).................................       --        --
  Common stock:
    50,000,000 shares authorized at $0.01 par value,
     17,245,000 and 17,290,498 issued and outstanding at
     December 31, 1999 and 2000............................      172       173
  Additional paid-in capital...............................   63,291    64,660
  Retained earnings........................................   91,782   102,813
  Foreign currency translation adjustment..................   (2,621)   (5,856)
                                                            --------  --------
    Total stockholders' equity.............................  152,624   161,790
                                                            --------  --------
    Total liabilities and stockholders' equity............. $179,463  $233,341
                                                            ========  ========

        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
                                                        (In Thousands)
Operating activities
Net income......................................  $ 17,427  $ 11,765  $ 11,031
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization.................     5,650     6,678     7,428
  Loss (gain) on sale of equipment..............        (6)      139       (51)
  Deferred income taxes.........................       299      (599)      (78)
  Changes in operating assets and liabilities:
    Trade receivables...........................   (16,994)    7,570   (26,935)
    Inventories.................................    (2,743)    1,166   (18,304)
    Prepaids and other assets...................      (641)      229    (1,135)
    Trade accounts payable and accrued expenses.     6,126    (8,515)   15,851
                                                  --------  --------  --------
Net cash provided by (used in) operating
 activities.....................................     9,118    18,433   (12,193)

Investing activities
Purchase of property, plant, and equipment......   (29,642)  (19,909)  (23,180)
Proceeds from sale of equipment.................       192       161        69
                                                  --------  --------  --------
Net cash used in investing activities...........   (29,450)  (19,748)  (23,111)

Financing activities
Proceeds from revolving line of credit and long-
 term borrowings................................        --        --    29,001
Principal payments on long-term debt............      (203)     (165)      (92)
Proceeds from sale of stock.....................        --        --     1,370
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities.....................................      (203)     (165)   30,279
Effect of exchange rate changes on cash
 activities.....................................      (208)       67       439
                                                  --------  --------  --------
Increase (decrease) in cash.....................   (20,743)   (1,413)   (4,586)
Cash at beginning of period.....................    32,612    11,869    10,456
                                                  --------  --------  --------
Cash at end of period...........................  $ 11,869  $ 10,456  $  5,870
                                                  ========  ========  ========


        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           Unrealized
                                   Common Paid-In Retained Translation
                                   Stock  Capital Earnings Adjustment   Total
                                   ------ ------- -------- ----------- --------
                                                  (In Thousands)
Balance at December 31, 1997......  $172  $63,291 $ 62,590   $(1,892)  $124,161
                                                                       --------
  Translation adjustment..........    --       --       --       324        324
  Net income......................    --       --   17,427        --     17,427
                                                                       --------
  Comprehensive income............    --       --       --        --     17,751
                                    ----  ------- --------   -------   --------
Balance at December 31, 1998......   172   63,291   80,017    (1,568)   141,912
                                                                       --------
  Translation adjustment..........    --       --       --    (1,053)    (1,053)
  Net income......................    --       --   11,765        --     11,765
                                                                       --------
  Comprehensive income............    --       --       --        --     10,712
                                    ----  ------- --------   -------   --------
Balance at December 31, 1999......   172   63,291   91,782    (2,621)   152,624
                                                                       --------
  Translation adjustment..........    --       --       --    (3,235)    (3,235)
  Net income......................    --       --   11,031        --     11,031
                                                                       --------
  Comprehensive income............    --       --       --        --      7,796
  Options exercised...............     1    1,369       --        --      1,370
                                    ----  ------- --------   -------   --------
Balance at December 31, 2000......  $173  $64,660 $102,813   $(5,856)  $161,790
                                    ====  ======= ========   =======   ========


        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

1. Organization

  Dril-Quip, Inc. (the "Company"), manufactures offshore drilling and production equipment, which is well suited for use in deepwater, harsh environment and severe service applications. The Company's principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connector and diverters for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products. The Company has four subsidiaries that manufacture and market the Company's products abroad. Dril-Quip (Europe) Limited is located in Aberdeen, Scotland, with branches in Norway, Holland, and Denmark. Dril-Quip Asia Pacific PTE Ltd. is located in Singapore. DQ Holdings PTY Ltd. is located in Perth, Australia and Dril-Quip do Brasil Ltda. is located in Macae, Brazil.

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

 Cash and cash equivalents

  Short term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents. At December 31, 1999 and 2000, cash and cash equivalents include $9,265,000 and $366,000, respectively, invested in United States Treasury money market funds.

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

 Revenue Recognition

  The Company delivers most of its products on an as-needed basis by its customers and records revenues as the products are shipped. Certain revenues are derived from long-term contracts which generally require more than one

                                DRIL-QUIP, INC.

                               December 31, 2000

year to fulfill. Revenues and profits on long-term contracts are recognized under the percentage-of-completion method based on a cost-incurred basis. Losses, if any, on contracts are recognized when they become known. Contracts for long-term projects contain provisions for customer progress payments. Payments in excess of revenues recognized are included as a customer prepayment liability. At December 31, 2000 and 1999, trade receivables included $18,827,000 and $10,458,000, respectively, in unbilled revenue, and inventories had been reduced by $24,309,000 and $21,856,000, respectively, for activities relating to long-term contracts.

 Foreign Currency

  The financial statements of foreign subsidiaries are translated into U.S. dollars at current exchange rates except for revenues and expenses, which are translated at average rates during each reporting period. Translation adjustments are reflected as a separate component of stockholders' equity and have no current effect on earnings or cash flows. These adjustments amounted to a gain of $324,000 in 1998, a loss of $1,053,000 in 1999 and a loss of $3,235,000 in 2000, net of allocated income taxes of $316,000, $0 and $0, respectively.

  Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange losses were approximately $195,000 in 1998, $150,000 in 1999 and $434,000 in 2000, net of income taxes. These amounts are included in the consolidated statements of income.

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

 Concentration of Credit Risk

  Financial instruments which subject the Company to concentrations of credit risk consist principally of trade receivables. The Company grants credit to its customers, which operate primarily in the oil and gas industry. The Company performs periodic credit evaluations of its customer's financial condition and generally does not require collateral. The Company maintains reserves for potential losses and such losses have historically been within management's expectations.

 Comprehensive Income.

  SFAS No. 130 requires the reporting of comprehensive income, which includes net income plus unrealized foreign currency translation gains and losses. Comprehensive income has been reported in the Consolidated Statements of Changes in Stockholders' Equity.

 Interest Capitalization

  The Company capitalizes interest on significant construction projects for which interest costs are being incurred. These projects principally consist of construction or expansion of the Company's facilities. The company capitalized approximately $283,000 of interest in 2000 and none in 1999 and 1998.

                                DRIL-QUIP, INC.

                               December 31, 2000


 New Accounting Standards

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement, as amended by SFAS No. 137 and SFAS No. 138, is effective for years beginning after June 15, 2000. The Company has adopted SFAS 133 effective January 1, 2001. The Company has not identified any derivative financial instruments, which could be designated as fair value or cash flow hedges under SFAS 133 and does not expect to record any corresponding SFAS 133 adjustments for items reflected in these financial statements for the quarter ended March 31, 2001.

3. Inventories

  Inventories consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
                                                                (In Thousands)
   Raw materials and supplies.................................. $15,012 $13,728
   Work in progress............................................  11,731  22,805
   Finished goods and purchased supplies.......................  26,818  32,948
                                                                ------- -------
                                                                $53,561 $69,481
                                                                ======= =======

4. Property, Plant, and Equipment

  Property, plant, and equipment consist of:

                                                   Estimated    December 31,
                                                    Useful    -----------------
                                                     Lives      1999     2000
                                                  ----------- -------- --------
                                                               (In Thousands)
   Land and improvements......................... 10-25 years $ 11,358 $ 11,715
   Buildings..................................... 15-40 years   31,590   42,855
   Machinery and equipment.......................  3-10 years   73,421   81,491
                                                              -------- --------
                                                               116,369  136,061
   Less accumulated depreciation.................               44,081   49,338
                                                              -------- --------
                                                              $ 72,288 $ 86,723
                                                              ======== ========

5. Long-Term Debt

  Long-term debt consists of the following:

                                                                   December 31,
                                                                   ------------
                                                                   1999  2000
                                                                   ---- -------
                                                                       (In
                                                                    Thousands)
   Bank Financing................................................. $ -- $28,421
   Equipment financing agreements.................................  149     514
                                                                   ---- -------
                                                                    149  28,935
   Less current portion...........................................   88     495
                                                                   ---- -------
                                                                   $ 61 $28,440
                                                                   ==== =======

                                DRIL-QUIP, INC.

                               December 31, 2000


  The Company has a credit facility with Bank One, Texas, N.A. providing an unsecured revolving line of credit of up to $40 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Bank One base rate. In addition, the facility calls for quarterly interest payments and terminates on June 30, 2003. As of December 31, 2000, the Company had drawn down $24.1 million under this facility for operating activities and capital expenditures.

  Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland which provides for a secured line of credit of up to U.K. Pounds Sterling 3.0 million (approximately U.S. $4.6 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, currently 6.0%, plus 1%. As of December 31, 2000, Dril-Quip (Europe) Limited had drawn down U.S. $4.3 million of this facility to finance capital expenditures in Norway. Monthly payments of principal and interest are due beginning in March of 2001 and ending in February of 2011.

  Interest paid on long-term debt for the years ended December 31, 1998, 1999 and 2000 was $44,000, $55,000 and $471,000 respectively. Scheduled maturities of long-term debt are as follows: 2001--$495,000; 2002--$541,000; 2003--
$24,629,000; 2004--$529,000; 2005 and thereafter--$2,741,000.

6. Income Taxes

  Income before income taxes consisted of the following:

                                                      1998      1999     2000
                                                     -------  --------  -------
                                                          (In Thousands)
   Domestic......................................... $26,404  $ 20,758  $16,988
   Foreign..........................................     251    (2,644)     (77)
                                                     -------  --------  -------
   Total............................................ $26,655  $ 18,114  $16,911
                                                     =======  ========  =======

  The income tax provision consists of the following:

                                                      1998      1999     2000
                                                     -------  --------  -------
                                                          (In Thousands)
   Current:
     Federal........................................ $ 8,894  $  6,620  $ 5,463
     Foreign........................................      36       330      437
                                                     -------  --------  -------
       Total current................................   8,930     6,950    5,900

   Deferred:
     Federal........................................     (16)      232      187
     Foreign........................................     314      (833)    (207)
                                                     -------  --------  -------
       Total deferred...............................     298      (601)     (20)
                                                     -------  --------  -------
                                                     $ 9,228  $  6,349  $ 5,880
                                                     =======  ========  =======

                                DRIL-QUIP, INC.

                               December 31, 2000


  The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

                                                               1998  1999  2000
                                                               ----  ----  ----
   Federal income tax statutory rate.......................... 35.0% 35.0% 35.0%
   Benefit of foreign sales corporation....................... (1.7) (1.6) (2.3)
   Other......................................................  1.3   1.6   2.1
                                                               ----  ----  ----
   Effective tax rate......................................... 34.6% 35.0% 34.8%
                                                               ====  ====  ====

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                  December 31,
                                                                  -------------
                                                                   1999   2000
                                                                  ------ ------
                                                                       (In
                                                                   Thousands)
   Deferred tax liability:
     Property, plant and equipment............................... $1,987 $2,440
   Deferred tax assets:
     Deferred profit on intercompany sales.......................  2,807  2,941
     Other--net..................................................  2,087  2,426
                                                                  ------ ------
   Total deferred tax assets.....................................  4,894  5,367
                                                                  ------ ------
   Net deferred tax asset........................................ $2,907 $2,927
                                                                  ====== ======

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

  The Company paid approximately $8,813,000, $8,116,000 and $5,458,000 in income taxes in 1998, 1999 and 2000, respectively.

7. Employee Benefit Plans

  The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant's eligible contributions for the plan year up to a specified percentage of the participant's annual compensation. The Company's contribution expense was $652,000, $744,000 and $785,000 in 1998, 1999 and
2000, respectively.

                                DRIL-QUIP, INC.

                               December 31, 2000


8. Commitments and Contingencies

  The Company leases certain office, shop and warehouse facilities, automobiles, and equipment. The Company expenses all lease payments when incurred. Total lease expense incurred was $1,167,000, $1,266,000 and $1,093,000 in 1998, 1999 and 2000, respectively. Annual minimum lease commitments at December 31, 2000 are as follows: 2001--$900,000; 2002-- $544,000 and thereafter--$108,000.

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

10. Geographic Areas

                                                     1998      1999      2000
                                                   --------  --------  --------
                                                         (In Thousands)
Revenues
United States:
  Domestic........................................ $ 67,021  $ 82,634  $ 69,401
  Export..........................................   33,016    22,269    32,474
  Intercompany....................................   22,738    10,727    16,128
                                                   --------  --------  --------
    Total United States...........................  122,775   115,630   118,003

Europe, Middle East, and Africa...................   60,352    42,989    53,567
Asia-Pacific......................................   17,718     9,112     9,017
Eliminations......................................  (23,203)  (11,363)  (16,634)
                                                   --------  --------  --------
    Total......................................... $177,642  $156,368  $163,953
                                                   ========  ========  ========

Operating Income
United States..................................... $ 24,266  $ 21,645  $ 19,050
Europe, Middle East, and Africa...................     (653)   (2,160)      511
Asia-Pacific......................................    2,163      (545)     (273)
Eliminations......................................     (318)   (1,266)   (1,882)
                                                   --------  --------  --------
    Total......................................... $ 25,458  $ 17,674  $ 17,406
                                                   ========  ========  ========

Identifiable Assets
United States..................................... $117,237  $127,233  $171,203
Europe, Middle East, and Africa...................   55,768    49,048    59,138
Asia-Pacific......................................    9,468     8,395     8,460
Eliminations......................................   (5,227)   (5,213)   (5,460)
                                                   --------  --------  --------
    Total......................................... $177,246  $179,463  $233,341
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

  The Royal Dutch Shell Group of Companies accounted for approximately 13% of consolidated sales in 1998. In 1998 and 1999, Chevron USA Production Company accounted for approximately 11% and 15% of consolidated sales, respectively. No other single customer accounted for more than 10% of consolidated sales in 1998, 1999, or 2000.

                                DRIL-QUIP, INC.

                               December 31, 2000


11. Employee Stock Option Plan and Awards

  On September 19, 1997 the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan (the "1997 Plan"). The Company reserved 1,700,000 shares of Common Stock for use in connection with the 1997 Plan. Persons eligible for awards under the 1997 Plan are employees holding positions of responsibility with the Company or any of its subsidiaries. Options granted under the 1997 Plan have a term of ten years and became exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant. Option activity for the years ended December 31, 1997, 1998, 1999 and 2000 were as follows:

                                                                        Weighted
                                                                        Average
                                                             Number of  Exercise
                                                              Options    Price
                                                             ---------  --------
   Outstanding at January 1, 1997...........................         0   $ 0.00
     Granted--1997 Plan.....................................   411,250    24.00
                                                             ---------   ------
   Outstanding at December 31, 1997.........................   411,250    24.00
     Granted--1997 Plan.....................................   261,596    19.81
                                                             ---------   ------
   Outstanding at December 31, 1998.........................   672,846    22.37
     Granted--1997 Plan.....................................   250,280    23.44
                                                             ---------   ------
   Outstanding at December 31, 1999.........................   923,126    22.66
     Exercised--1997 Plan...................................   (45,498)   23.54
     Granted--1997 Plan.....................................   216,214    32.13
                                                             ---------   ------
   Outstanding at December 31, 2000......................... 1,093,842   $24.50
                                                             =========   ======
                                                                        Weighted
                                                                        Average
                                                             Number of  Exercise
                                                              Options    Price
                                                             ---------  --------
   Exercisable, December 31,
     1998...................................................   102,813   $24.00
     1999...................................................   271,024   $22.99
     2000...................................................   456,308   $22.77

Exercise price for options outstanding as of December 31, 2000, ranged from $19.81 per share to $32.13 per share. The weighted-average remaining contractual life of options was 8.1 years at December 31, 2000.

  The Company applied Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized. Under SFAS No. 123, pro forma information is required to reflect the estimated effect on net income and earnings per share as if the Company had accounted for the stock options and other awards granted using the fair value method. The fair value was estimated at the date of each grant using a Black-Scholes option pricing model with the following assumptions: a risk free interest rate of 6% for 1998 and 1999 and 5% for 2000, a volatility factor of the expected market price of the Company's common stock of .761 for 1998 and 1999 and .645 for 2000; and an expected life of the options of 5 years for all years; and a 0% dividend yield for all years. These assumptions resulted in a grant date fair value for the options of $8.11 per share for the options granted in October, 1998, $15.49 per share for the options granted in October, 1999 and $18.82 per share for the options granted in October, 2000. The Company does not presently anticipate paying dividends in the future. Had compensation cost for the Company's stock-based

                                DRIL-QUIP, INC.

                               December 31, 2000

compensation plans been determined based on the fair value at the grant dates for awards under the above plan consistent with the method available under SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1998, 1999 and 2000 would have been reduced to the pro forma amounts listed below.

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1998    1999    2000
                                                         ------- ------- -------
                                                          (In Thousands, Except
                                                             Share Amounts)
Net Income
  As reported........................................... $17,427 $11,765 $11,031
                                                         ======= ======= =======
  Pro forma............................................. $16,730 $11,071 $ 9,289
                                                         ======= ======= =======
Earnings per share
  Basic................................................. $  1.01 $   .68 $   .64
                                                         ======= ======= =======
  Diluted............................................... $  1.01 $   .68 $   .63
                                                         ======= ======= =======
Pro forma
  Basic................................................. $   .97 $   .64 $   .54
                                                         ======= ======= =======
  Diluted............................................... $   .97 $   .64 $   .53
                                                         ======= ======= =======

12. Quarterly Results of Operations: (unaudited)

                                                          Quarter Ended
                                                 -------------------------------
                                                  March           Sept.
                                                   31    June 30   30    Dec. 31
                                                 ------- ------- ------- -------
                                                   (In Thousands, Except Share
                                                            Amounts)
2000
Revenues........................................ $35,008 $39,345 $44,525 $45,075
Operating income................................   3,622   4,444   4,769   4,571
Net income......................................   2,390   2,842   2,934   2,865
Earnings per share:
  Basic.........................................    0.14    0.16    0.17    0.17
  Diluted.......................................    0.14    0.16    0.17    0.16

1999
Revenues........................................ $39,584 $39,895 $38,813 $38,076
Operating income................................   4,726   4,354   4,418   4,176
Net income......................................   3,142   2,897   2,945   2,781
Earnings per share:
  Basic.........................................    0.18    0.17    0.17    0.16
  Diluted.......................................    0.18    0.17    0.17    0.16

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information required by this item is set forth under the captions "Election of Directors" and "--Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement (the "2001 Proxy Statement") for its annual meeting of stockholders to be held on May 10, 2001, which sections are incorporated herein by reference.

  Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11. Executive Compensation

  The information required by this item is set forth in the sections entitled "Election of Directors--Director Compensation" and "Executive Compensation" in the 2001 Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which section is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions

  The information required by this item is set forth in the section entitled "Election of Directors--Certain Transactions" in the 2001 Proxy Statement, which section is incorporated herein by reference.

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

  (a)(3) Exhibits

  Dril-Quip will furnish any exhibit to a stockholder upon payment by the stockholder of the Company's reasonable expenses to furnish the exhibit.

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

  *10.2  --First Amendment to Credit Agreement between the Company and Bank
          One, Texas, N.A. dated May 26, 2000 (Incorporated by reference to
          Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter ended June 30, 2000).

  *10.3  --Credit Agreement between Dril-Quip (Europe) Limited and Bank of
          Scotland dated November 18, 1999 (Incorporated by reference to
          Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter ended March 31, 2000).

 +*10.4  --Form of Employment Agreement between the Company and each of Messrs.
          Reimert, Smith and Walker (Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement On Form S-1
          (Registration No. 333-33447)).

 +*10.5 --Dril-Quip, Inc. 1997 Incentive Plan (Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-33447)).

   21.1  --Subsidiaries of the Registrant.

   23.1  --Consent of Ernst & Young LLP.

--------
*  Incorporated herein by reference as indicated.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

  (b) Reports on Form 8-K

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2001.

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

                 Name                           Capacity                 Date
                 ----                           --------                 ----

         /s/ J. Mike Walker            Co-Chairman of the Board     March 19, 2001
______________________________________  and Director (Co-
            J. Mike Walker              Principal Executive
                                        Officer)

        /s/ Larry E. Reimert           Co-Chairman of the Board     March 19, 2001
______________________________________  and Director (Co-
           Larry E. Reimert             Principal Executive
                                        Officer)

         /s/ Gary D. Smith             Co-Chairman of the Board     March 19, 2001
______________________________________  and Director (Co-
            Gary D. Smith               Principal Executive
                                        Officer)

        /s/ Jerry M. Brooks            Chief Financial Officer      March 19, 2001
______________________________________  (Principal Financial and
           Jerry M. Brooks              Accounting Officer)

        /s/ Gary W. Loveless           Director                     March 19, 2001
______________________________________
           Gary W. Loveless

       /s/ James M. Alexander          Director                     March 19, 2001
______________________________________
          James M. Alexander