Form 10-Q
period 2001-03-31
DRIL-QUIP INC
filed 2001-05-15
CIK 1042893

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

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

                                YES [X]   NO [_]

    As of May 14, 2001, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 17,291,748.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         December 31, March 31,
                                                             2000       2001
                                                         ------------ ---------
                         ASSETS
                         ------                              (In thousands)
Current assets:
  Cash and cash equivalents.............................   $  5,870   $  3,283
  Trade receivables.....................................     63,345     59,377
  Inventories...........................................     69,481     76,136
  Deferred taxes........................................      5,367      5,399
  Prepaids and other current assets.....................      2,243      2,526
                                                           --------   --------
    Total current assets................................    146,306    146,721
Property, plant and equipment, net......................     86,723     89,199
Other assets............................................        312        301
                                                           --------   --------
    Total assets........................................   $233,341   $236,221
                                                           ========   ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable......................................   $ 24,438   $ 21,799
  Current maturities of long-term debt..................        495        474
  Accrued income taxes..................................        857      2,331
  Customer prepayments..................................      7,251      1,689
  Accrued compensation..................................      4,185      5,235
  Other accrued liabilities.............................      3,445      3,343
                                                           --------   --------
    Total current liabilities...........................     40,671     34,871
Long-term debt..........................................     28,440     36,318
Deferred taxes..........................................      2,440      2,437
                                                           --------   --------
    Total liabilities...................................     71,551     73,626
Stockholders' equity:
  Preferred stock:
   10,000,000 shares authorized at $0.01 par value (none
    issued).............................................         --         --
  Common stock:
   50,000,000 shares authorized at $0.01 par value,
    17,290,498 shares issued and outstanding............        173        173
  Additional paid-in capital............................     64,660     64,660
  Retained earnings.....................................    102,813    105,621
  Foreign currency translation adjustment...............     (5,856)    (7,859)
                                                           --------   --------
    Total stockholders' equity..........................    161,790    162,595
                                                           --------   --------
    Total liabilities and stockholders' equity..........   $233,341   $236,221
                                                           ========   ========

        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                         Three months ended
                                                              March 31,
                                                       ------------------------
                                                          2000         2001
                                                       -----------  -----------
                                                        (In thousands except
                                                           share amounts)
Revenues.............................................. $    35,008  $    47,105
Cost and expenses:
  Cost of sales.......................................      23,394       32,506
  Selling, general and administrative.................       5,189        6,355
  Engineering and product development.................       2,803        3,340
                                                       -----------  -----------
                                                            31,386       42,201
                                                       -----------  -----------
Operating income......................................       3,622        4,904
Interest expense (income).............................         (55)         615
                                                       -----------  -----------
Income before income taxes............................       3,677        4,289
Income tax provision..................................       1,287        1,481
                                                       -----------  -----------
Net income............................................ $     2,390  $     2,808
                                                       ===========  ===========
Earnings per share:
  Basic............................................... $      0.14  $      0.16
                                                       ===========  ===========
  Fully diluted....................................... $      0.14  $      0.16
                                                       ===========  ===========
Weighted average shares:
  Basic...............................................  17,260,000   17,291,000
                                                       ===========  ===========
  Fully diluted.......................................  17,455,000   17,411,000
                                                       ===========  ===========



        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three months
                                                              ended March 31,
                                                              ----------------
                                                               2000     2001
                                                              -------  -------
                                                              (In thousands)
Operating activities
 Net income.................................................. $ 2,390  $ 2,808
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..............................   1,751    2,094
  Loss (gain) on sale of equipment...........................      (3)       5
  Deferred income taxes......................................    (129)     (77)
  Changes in operating assets and liabilities:
   Trade receivables.........................................  (2,589)   3,310
   Inventories...............................................  (1,615)  (8,120)
   Prepaids and other assets.................................    (209)    (330)
   Trade accounts payable and accrued expenses...............  (3,164)  (5,247)
                                                              -------  -------
    Net cash used in operating activities....................  (3,568)  (5,557)

Investing activities
 Purchase of property, plant and equipment...................  (4,794)  (5,549)
 Proceeds from sale of equipment.............................       6        0
                                                              -------  -------
    Net cash used in investing activities....................  (4,788)  (5,549)

Financing activities
 Proceeds from revolving line of credit and long-term
  borrowing..................................................   1,400    8,149
 Principal payments on long-term debt........................     (25)     (62)
 Proceeds from stock options exercised.......................     447        0
                                                              -------  -------
    Net cash provided by financing activities................   1,822    8,087

Effect of exchange rate changes on cash activities...........     100      432
                                                              -------  -------
Decrease in cash.............................................  (6,434)  (2,587)
Cash at beginning of period..................................  10,456    5,870
                                                              -------  -------
Cash at end of period........................................ $ 4,022  $ 3,283
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

   The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2000, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2001, and the results of operations and the cash flows for each of the three-month periods ended March 31, 2001 and 2000. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. INVENTORIES

   Inventories consist of the following:

                                                                     (Unaudited)
                                                        December 31,  March 31,
                                                            2000        2001
                                                        ------------ -----------
                                                             (In thousands)
   Raw materials and supplies..........................   $13,728      $18,647
   Work in progress....................................    22,805       22,167
   Finished goods and purchased supplies...............    32,948       35,322
                                                          -------      -------
                                                          $69,481      $76,136
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

                                DRIL-QUIP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)--(Continued)


   During the first three months of 2001 and 2000, total comprehensive income equaled approximately $805,000 and $1.7 million, respectively.

4. NEW ACCOUNTING STANDARDS

   Effective January 1, 2001, Dril-Quip adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("FAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Under FAS 133, all derivatives must be recognized as assets or liabilities and measured at fair value. The adoption of this statement did not have a significant impact on Dril-Quip's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere herein, and with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

   Revenues. Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the three months ended March 31, 2001, the Company derived 87.5% of its revenues from the sale of its products and 12.5% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip's sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

   The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first three months of 2001, nine projects representing approximately 21% of the Company's revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability.

   Foreign sales represent a significant portion of the Company's business. In the three months ended March 31, 2001, the Company generated approximately 54.4% of its revenues from foreign sales. In this period, approximately 74% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

   The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                                     Three
                                                                    months
                                                                     ended
                                                                   March 31,
                                                                  -------------
                                                                  2000    2001
                                                                  -----   -----
   Revenues:
     Product Group...............................................  87.8%   87.5%
     Service Group...............................................  12.2%   12.5%
                                                                  -----   -----
       Total..................................................... 100.0%  100.0%
   Cost of sales.................................................  66.9%   69.0%
   Selling, general and administrative expenses..................  14.8%   13.5%
   Engineering and product development expenses..................   8.0%    7.1%
                                                                  -----   -----
   Operating income..............................................  10.3%   10.4%
   Interest expense (income).....................................  (0.2)%   1.3%
                                                                  -----   -----
   Income before income taxes....................................  10.5%    9.1%
   Income tax provision..........................................   3.7%    3.1%
                                                                  -----   -----
   Net income....................................................   6.8%    6.0%
                                                                  =====   =====

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
2000.

   Revenues. Revenues increased by $12.1 million, or 35%, to $47.1 million in the three months ended March 31, 2001 from $35.0 million in the three months ended March 31, 2000. The net increase resulted from increased domestic sales from the United States of $7.1 million, increased sales of $2.8 million in the Asia-Pacific area and $3.6 million in the European area, offset by decreased export sales in the United States of $1.4 million. The overall increase in revenues was primarily attributable to increased demand for Dril-Quip products resulting from increased exploration and development activities by oil companies around the world, primarily due to improved worldwide oil and natural gas prices.

   Cost of Sales. Cost of sales increased $9.1 million, or 39%, to $32.5 million for the three months ended March 31, 2001 from $23.4 million for the same period in 2000. As a percentage of revenues, cost of sales were 69% and 67% for the three-month periods ending March 31, 2001 and 2000, respectively. This increase in cost of sales as a percentage of revenues was attributed to increases in costs of raw material, labor, energy, and outside services; competitive pricing pressure; and factors associated with the move of the Company's Houston, Texas, manufacturing operations from its Hempstead Road location to its larger Eldridge Parkway facility.

   Selling, General and Administrative Expenses. In the three months ended March 31, 2001, selling, general and administrative expenses increased by $1.2 million, or approximately 23%, to $6.4 million from $5.2 million in the 2000 period The increase in selling, general and administrative expenses was primarily due to increased expenditures made for the purposes of expanding the Company's worldwide sales force and increasing its proposal and project management capabilities. Selling, general and administrative expenses decreased as a percentage of revenues to 13.5% from 14.8%.

   Engineering and Product Development Expenses. In the three months ended March 31, 2001, engineering and product development expenses increased by approximately 18% to $3.3 million from $2.8 million for the same period in 2000. This increase was primarily due to costs related to the development of new products. Engineering and product development expenses decreased as a percentage of revenues to 7.1% from 8%.

   Interest Income and Expense. Interest expense for the three months ended March 31, 2001 was $615,000 as compared to interest income of $55,000 for the three-month period ended March 31, 2000. This change resulted primarily from borrowings during the period ended March 31, 2001 under the Company's unsecured revolving line of credit.

   Net Income. Net income increased by approximately $400,000, or 17%, to $2.8 million in the three months ended March 31, 2001 from $2.4 million for the same period in 2000, for the reasons set forth above.

Liquidity and Capital Resources

   The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company's principal sources of funds are cash flows from operations and bank indebtedness.

   Net cash used in operating activities was approximately $5.6 million and $3.6 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in cash flow from operating activities was principally due to increased working capital requirements attributable to trade payables, accrued liabilities, and inventories.

   Capital expenditures by the Company were $5.5 million and $4.8 million for the three months ended March 31, 2001 and 2000, respectively. Principal payments on long-term debt were approximately $62,000 and $25,000 for the three months ended March 31, 2001 and 2000, respectively.

   The Company has a credit facility with Bank One, Texas, N.A. providing unsecured revolving line of credit of up to $40 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Bank One base rate. In addition, the facility calls for quarterly interest payments and terminates on June 30, 2003. As of March 31, 2001, the Company had drawn down $32.1 million under this facility for operating activities and capital expenditures.

   Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland which provides for a secured line of credit of up to U.K. Pounds Sterling 4.0 million (approximately U.S. $5.7 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, currently 5.5%, plus 1%. As of March 31, 2001, Dril-Quip (Europe) Limited had drawn down approximately U.S. $4.5 million under this facility to finance capital expenditures in Norway.

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

  10.1   --Second Amendment to Credit Agreement between the Company and Bank
          One, Texas, N.A. dated January 24, 2001.

  10.2   --Credit Agreement between Dril-Quip (Europe) Limited and Bank of
          Scotland dated March 21, 2001.

--------
*  Incorporated herein by reference as indicated.

Reports on Form 8-K

   None.