Form 10-Q
period 2001-06-30
DRIL-QUIP INC
filed 2001-08-14
CIK 1042893

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

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

                                YES [X]   NO [_]

  As of August 13, 2001, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 17,293,373.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         December 31, June 30,
                                                             2000       2001
                                                         ------------ --------
                                                            (In thousands)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents.............................   $  5,870   $  4,185
  Trade receivables.....................................     63,345     61,812
  Inventories...........................................     69,481     85,442
  Deferred taxes........................................      5,367      5,382
  Prepaids and other current assets.....................      2,243      3,421
                                                           --------   --------
    Total current assets................................    146,306    160,242
Property, plant and equipment, net......................     86,723     90,393
Other assets............................................        312        292
                                                           --------   --------
    Total assets........................................   $233,341   $250,927
                                                           ========   ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable......................................   $ 24,438   $ 22,360
  Current maturities of long-term debt..................        495        672
  Accrued income taxes..................................        857      2,725
  Customer prepayments..................................      7,251      2,036
  Accrued compensation..................................      4,185      4,240
  Other accrued liabilities.............................      3,445      4,790
                                                           --------   --------
    Total current liabilities...........................     40,671     36,823
Long-term debt..........................................     28,440     46,206
Deferred taxes..........................................      2,440      2,437
                                                           --------   --------
    Total liabilities...................................     71,551     85,466
Stockholders' equity:
  Preferred stock,
   10,000,000 shares authorized at $0.01 par value (none
   issued)..............................................         --         --
  Common stock:
   50,000,000 shares authorized at $0.01 par value,
    17,293,373 shares issued and outstanding (17,290,498
    at December 31, 2000)...............................        173        173
  Additional paid-in capital............................     64,660     64,737
  Retained earnings.....................................    102,813    108,707
  Foreign currency translation adjustment...............     (5,856)    (8,156)
                                                           --------   --------
    Total stockholders' equity..........................    161,790    165,461
                                                           --------   --------
    Total liabilities and stockholders' equity..........   $233,341   $250,927
                                                           ========   ========

        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  Three months ended     Six months ended June
                                       June 30,                   30,
                                ----------------------- -----------------------
                                   2000        2001        2000        2001
                                ----------- ----------- ----------- -----------
                                      (In thousands except share amounts)
Revenues                        $    39,345 $    48,900 $    74,353 $    96,005
Costs and expenses:
  Cost of sales................      26,079      33,174      49,473      65,680
  Selling, general and
   administrative..............       5,935       6,818      11,124      13,173
  Engineering and product
   development.................       2,887       3,555       5,690       6,895
                                ----------- ----------- ----------- -----------
                                     34,901      43,547      66,287      85,748
                                ----------- ----------- ----------- -----------
Operating income...............       4,444       5,353       8,066      10,257
Interest expense...............          83         629          28       1,244
                                ----------- ----------- ----------- -----------
Income before income taxes.....       4,361       4,724       8,038       9,013
Income tax provision...........       1,519       1,638       2,806       3,119
                                ----------- ----------- ----------- -----------
Net income..................... $     2,842 $     3,086 $     5,232 $     5,894
                                =========== =========== =========== ===========
Earnings per share:
  Basic........................ $      0.16 $      0.18 $      0.30 $      0.34
                                =========== =========== =========== ===========
  Fully diluted................ $      0.16 $      0.18 $      0.30 $      0.34
                                =========== =========== =========== ===========
Weighted average shares:
  Basic........................  17,278,000  17,292,000  17,278,000  17,291,000
                                =========== =========== =========== ===========
  Fully diluted................  17,550,000  17,409,000  17,505,000  17,410,000
                                =========== =========== =========== ===========



        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six months ended
                                                                June 30,
                                                            ------------------
                                                              2000      2001
                                                            --------  --------
                                                             (In thousands)
Operating activities
 Net income................................................ $  5,232  $  5,894
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization............................    3,509     4,235
  Loss (gain) on sale of equipment.........................        5       (31)
  Deferred income taxes....................................     (273)      (67)
  Changes in operating assets and liabilities:
   Trade receivables.......................................  (13,591)      418
   Inventories.............................................   (4,208)  (17,711)
   Prepaids and other assets...............................     (784)   (1,226)
   Trade accounts payable and accrued expenses.............   (1,050)   (3,415)
                                                            --------  --------
    Net cash used in operating activities..................  (11,160)  (11,903)

Investing activities
 Purchase of property, plant and equipment.................   (9,672)   (9,099)
 Proceeds from sale of equipment...........................       34        93
                                                            --------  --------
    Net cash used in investing activities..................   (9,638)   (9,006)

Financing activities
 Proceeds from revolving line of credit and long-term
  borrowing................................................   11,600    18,440
 Principal payments on long-term debt......................      (42)     (226)
 Activity under stock option plan..........................      997        77
                                                            --------  --------
    Net cash provided by financing activities..............   12,555    18,291

Effect of exchange rate changes on cash activities.........      419       933
                                                            --------  --------
Decrease in cash...........................................   (7,824)   (1,685)
Cash at beginning of period................................   10,456     5,870
                                                            --------  --------
Cash at end of period...................................... $  2,632  $  4,185
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

   The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2000, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2001, and the results of operations for each of the three and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. INVENTORIES

   Inventories consist of the following:

                                                                     (Unaudited)
                                                        December 31,  June 30,
                                                            2000        2001
                                                        ------------ -----------
                                                             (In thousands)
   Raw materials and supplies..........................   $13,728      $20,053
   Work in progress....................................    22,805       24,387
   Finished goods and purchased supplies...............    32,948       41,002
                                                          -------      -------
                                                          $69,481      $85,442
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

                                DRIL-QUIP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)--(Continued)


   During the first six months of 2001 and 2000, total comprehensive income equaled $3.6 million and $2.5 million, respectively. For the three-month periods ended June 30, 2001 and 2000, total comprehensive income equaled $2.8 million and $800,000, respectively.

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

   Revenues. Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the six months ended June 30, 2001, the Company derived 86% of its revenues from the sale of its products and 14% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip's sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

   The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first six months of 2001, eleven projects representing approximately 17% of the Company's revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability.

   Foreign sales represent a significant portion of the Company's business. In the six months ended June 30, 2001, the Company generated approximately 54% of its revenues from foreign sales. In this period, approximately 75% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

   The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                       Three
                                                      months      Six months
                                                    ended June    ended June
                                                        30,           30,
                                                    ------------  ------------
                                                    2000   2001   2000   2001
                                                    -----  -----  -----  -----
   Revenues:
     Product Group.................................  86.0%  84.4%  86.8%  86.0%
     Service Group.................................  14.0%  15.6%  13.2%  14.0%
                                                    -----  -----  -----  -----
       Total....................................... 100.0% 100.0% 100.0% 100.0%
   Cost of sales...................................  66.3%  67.8%  66.5%  68.4%
   Selling, general and administrative expenses....  15.1%  13.9%  15.0%  13.7%
   Engineering and product development expenses....   7.3%   7.3%   7.7%   7.2%
                                                    -----  -----  -----  -----
   Operating income................................  11.3%  11.0%  10.8%  10.7%
   Interest expense................................   0.2%   1.3%   0.0%   1.3%
                                                    -----  -----  -----  -----
   Income before income taxes......................  11.1%   9.7%  10.8%   9.4%
   Income tax provision............................   3.9%   3.4%   3.8%   3.3%
                                                    -----  -----  -----  -----
   Net income......................................   7.2%   6.3%   7.0%   6.1%
                                                    =====  =====  =====  =====

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

   Revenues. Revenues increased by $9.6 million, or 24%, to $48.9 million in the three months ended June 30, 2001 from $39.3 million in the three months ended June 30, 2000. The net increase resulted from increased domestic sales in the United States of $5.9 million, increased sales of $2.2 in the Asia-Pacific area and $2.9 million in the European area, offset by decreased export sales in the United States of $1.4 million. The overall increase in revenues was primarily attributable to increased demand for Dril-Quip products resulting from increased exploration and development activities by oil companies around the world, primarily due to improved worldwide oil and natural gas prices.

   Cost of Sales. Cost of sales increased by $7.1 million, or 27%, to $33.2 million for the three months ended June 30, 2001 from $26.1 million for the same period in 2000. As a percentage of revenues, cost of sales were 67.8% and 66.3% for the three-month periods ending June 30, 2001 and 2000, respectively. This increase in cost of sales as a percentage of revenues was attributed to increases in costs of raw material, labor, energy, and outside services which were not totally offset by increases in sales prices.

   Selling, General and Administrative Expenses. In the three months ended June 30, 2001, selling, general and administrative expenses increased by approximately $900,000, or 15%, to $6.8 million from $5.9 million in the 2000 period. The increase in selling, general and administrative expenses was primarily due to increasing expenditures made for the purposes of expanding the Company's worldwide sales force and increasing its proposal and project management capabilities. Selling, general, and administrative expenses decreased as a percentage of revenues to 13.9% from 15.1%.

   Engineering and Product Development Expenses. In the three months ended June 30, 2001, engineering and product development expenses increased by approximately 23% to $3.6 million from $2.9 million for the same period in 2000. This increase was primarily due to costs related to the development of new products. Engineering and product development expenses as a percentage of revenues were unchanged at 7.3%.

   Interest Expense. Interest expense for the three months ended June 30, 2001 was $629,000 as compared to $83,000 for the three-month period ended June 30, 2000. This change resulted primarily from additional borrowings since June 30, 2000 under the Company's unsecured revolving line of credit.

   Net Income. Net income increased by $244,000, or approximately 9%, to $3.09 million in the three months ended June 30, 2001 from $2.84 million for the same period in 2000, for the reasons set forth above.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000.

   Revenues. Revenues increased by $21.7 million, or 29%, to $96 million in the six months ended June 30, 2001 from $74.4 million in the six months ended June 30, 2000. The increase was due to increased domestic sales in the United States of $13 million, increased sales of $6.5 million in the European area, and $4.9 in the Asia Pacific area, offset by decreased export sales in the United States of $2.7 million.

   Cost of Sales. Cost of sales increased $16.2 million, or 33%, to $65.7 million for the six months ended June 30, 2001 from $49.5 million for the same period in 2000. As a percentage of revenues, cost of sales were 68.4% and 66.5% for the six month periods ending June 30, 2001 and 2000, respectively. This increase in cost of sales as a percentage of revenues was attributed to increases in costs of raw material, labor, energy, and outside services; competitive pricing pressure; and factors associated with the move of the Company's Houston, Texas, manufacturing operations from its Hempstead Road location to its larger Eldridge Parkway facility.

   Selling, General and Administrative Expenses. In the six months ended June 30, 2001, selling, general and administrative expenses increased by $2.1 million, or approximately 18%, to $13.2 million from $11.1 million in the 2000 period. Selling, general and administrative expenses decreased as a percent of revenues to 13.7% from 15%.

   Engineering and Product Development Expenses. In the six months ended June 30, 2001, engineering and product development expenses increased by approximately 21% to $6.9 million from $5.7 million in the 2000 period. Engineering and product development expenses decreased as a percentage of revenues to 7.2% from 7.7%.

   Interest Expense. Interest expense for the six months ended June 30, 2001 was approximately $1.2 million as compared to interest expense (net of interest income) of $28,000 for the six month period ended June 30, 2000. This change resulted primarily from borrowings since June 30, 2000 under the Company's unsecured revolving line of credit.

   Net Income. Net income increased by $700,000, or approximately 13%, to $5.9 million in the six months ended June 30, 2001 from $5.2 million for the same period in 2000 for the reasons set forth above.

Liquidity and Capital Resources

   The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company's principal sources of funds are cash flows from operations and bank indebtedness.

   Net cash used in operating activities was approximately $11.9 million and $11.2 million for the six months ended June 30, 2001 and 2000 respectively. The decrease in cash flow from operating activities was principally due to increased working capital requirements attributable to trade payables, accrued liabilities, and inventories.

   Capital expenditures by the Company were $9.1 million and $9.7 million for the six months ended June 30, 2001 and 2000, respectively. Principal payments on long-term debt were approximately $226,000 and $42,000 for the six months ended June 30, 2001 and 2000, respectively.

   The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit up to $50 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. In addition, the facility calls for quarterly interest payments and terminates on May 18, 2004. As of June 30, 2001 the Company had drawn down $40.9 million under this facility for operating activities and capital expenditures.

   Dril-Quip (Europe) Limited has a secured term loan with the Bank of Scotland dated March 21, 2001 in the amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $5.7 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, currently 5.25%, plus 1%. and is repayable in 120 equal monthly installments, plus interest. This facility was used to finance capital expenditures in Norway.

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

   None.

Item 3. Defaults Upon Senior Securities.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   Dril-Quip's annual meeting of stockholders was held on May 10, 2001 for the purpose of electing one director to serve a three-year term, approving the appointment of Ernst & Young LLP as independent public accountants of the Company for 2001 and approving the amended and restated 1997 Incentive Plan of the Company.

 1. Election of Directors

   Stockholders elected James M. Alexander for a three-year term expiring at the 2004 annual meeting. The vote tabulation was as follows:

                                                                      Votes Cast
                                                           Votes Cast Against Or
   Director                                                   For      Withheld
   --------                                                ---------- ----------
   James M. Alexander..................................... 15,427,872  366,550

   Directors continuing in office were Larry E. Reimert, Gary D. Smith, J. Mike Walker, and Gary W. Loveless.

 2. Proposal approving the appointment of Ernst & Young LLP as independent public accountants of the Company for 2001.

   For............................................................... 15,767,652
   Against...........................................................     26,050
   Abstain...........................................................        720

 3. Proposal approving the Company's amended and restated 1997 Incentive Plan.

   For............................................................... 14,362,719
   Against...........................................................  1,392,183
   Abstain...........................................................     39,520

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

 Enlargement of Board of Directors and appointment of Director.

   The Board of Directors voted to increase the number of directors from five to six on May 31, 2001. Gary L. Stone was then appointed to the Board of Directors to serve as a Class I Director for a term expiring at the 2004 Stockholders Annual Meeting.

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

  *10.1  --Credit Agreement between Dril-Quip (Europe) Limited and Bank of
          Scotland dated March 21, 2001 (Incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter ended March 31, 2001).

   10.2  --Credit Agreement between the Company and Guaranty Bank, FSB dated
          May 18, 2001.

  *10.3  --1997 Incentive Plan of Dril-Quip, Inc. (as amended March 16, 2001)
          (Incorporated herein by reference to Appendix B to the Company's
          Definitive Proxy Statement dated March 8, 2001, for the Annual
          Meeting of the Stockholders on May 10, 2001 (SEC File No. 1-13439)).

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

Date: August 13, 2001