Form 10-Q
period 2001-09-30
DRIL-QUIP INC
filed 2001-11-13
CIK 1042893

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

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

                               YES [X]    NO [_]

 As of November 13, 2001, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 17,293,373.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     December 31, September 30,
                                                         2000         2001
                                                     ------------ -------------
                                                           (In thousands)
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents.........................   $  5,870     $  2,686
  Trade receivables.................................     63,345       58,284
  Inventories.......................................     69,481       93,170
  Deferred taxes....................................      5,367        5,262
  Prepaids and other current assets.................      2,243        3,730
                                                       --------     --------
    Total current assets............................    146,306      163,132
Property, plant and equipment, net..................     86,723       94,702
Other assets........................................        312          280
                                                       --------     --------
    Total assets....................................   $233,341     $258,114
                                                       ========     ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable..................................   $ 24,438     $ 22,224
  Current maturities of long-term debt..............        495          903
  Accrued income taxes..............................        857        2,407
  Customer prepayments..............................      7,251          444
  Accrued compensation..............................      4,185        5,095
  Other accrued liabilities.........................      3,445        5,824
                                                       --------     --------
    Total current liabilities.......................     40,671       36,897
Long-term debt......................................     28,440       48,647
Deferred taxes......................................      2,440        2,438
                                                       --------     --------
    Total liabilities...............................     71,551       87,982
Stockholders' equity:
  Preferred stock,
   10,000,000 shares authorized at $0.01 par value
   (none issued)....................................         --           --
  Common stock:
   50,000,000 shares authorized at $0.01 par value,
   17,293,373 shares issued and outstanding
   (17,290,498 at December 31, 2000)................        173          173
  Additional paid-in capital........................     64,660       64,737
  Retained earnings.................................    102,813      111,857
  Foreign currency translation adjustment...........     (5,856)      (6,635)
                                                       --------     --------
    Total stockholders' equity......................    161,790      170,132
                                                       --------     --------
    Total liabilities and stockholders' equity......   $233,341     $258,114
                                                       ========     ========

        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                          Three months ended September 30,  Nine months ended September 30,
                          --------------------------------- -------------------------------
                                2000             2001            2000            2001
                          ---------------- ---------------- --------------- ---------------
                                         (In thousands except share amounts)
Revenues................  $         44,525 $         54,356 $       118,878 $       150,361
Costs and expenses:
  Cost of sales.........            30,507           38,773          79,980         104,453
  Selling, general and
   administrative.......             5,902            6,389          17,026          19,562
  Engineering and
   product development..             3,347            3,772           9,037          10,667
                          ---------------- ---------------- --------------- ---------------
                                    39,756           48,934         106,043         134,682
                          ---------------- ---------------- --------------- ---------------
Operating income........             4,769            5,422          12,835          15,679
Interest expense........               260              583             289           1,827
                          ---------------- ---------------- --------------- ---------------
Income before income
 taxes..................             4,509            4,839          12,546          13,852
Income tax provision....             1,575            1,689           4,381           4,808
                          ---------------- ---------------- --------------- ---------------
Net income..............  $          2,934 $          3,150 $         8,165 $         9,044
                          ================ ================ =============== ===============
Earnings per share:
  Basic.................  $           0.17 $           0.18 $          0.47 $          0.52
                          ================ ================ =============== ===============
  Fully diluted.........  $           0.17 $           0.18 $          0.47 $          0.52
                          ================ ================ =============== ===============
Weighted average shares:
  Basic.................        17,284,000       17,293,000      17,269,000      17,292,000
                          ================ ================ =============== ===============
  Fully diluted.........        17,559,000       17,293,000      17,523,000      17,371,000
                          ================ ================ =============== ===============



        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine months ended
                                                              September 30,
                                                            ------------------
                                                              2000      2001
                                                            --------  --------
                                                             (In thousands)
Operating activities
 Net income................................................ $  8,165  $  9,044
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization............................    5,430     6,323
  Gain on sale of equipment................................      (18)      (44)
  Deferred income taxes....................................     (520)       91
  Changes in operating assets and liabilities:
   Trade receivables.......................................  (23.311)    4,052
   Inventories.............................................  (11,266)  (24,306)
   Prepaids and other assets...............................   (1,543)   (1,497)
   Trade accounts payable and accrued expenses.............    6,939    (4,000)
                                                            --------  --------
    Net cash used in operating activities..................  (16,124)  (10,337)

Investing activities
 Purchase of property, plant and equipment.................  (14,954)  (14,808)
 Proceeds from sale of equipment...........................       59       150
                                                            --------  --------
    Net cash used in investing activities..................  (14,895)  (14,658)

Financing activities
 Proceeds from revolving line of credit and long-term
  borrowing................................................   21,122    20,966
 Principal payments on long-term debt......................      (60)     (399)
 Activity under stock option plan..........................    1,370        77
                                                            --------  --------
    Net cash provided by financing activities..............   22,432    20,644

Effect of exchange rate changes on cash activities.........      525     1,167
                                                            --------  --------
Decrease in cash...........................................   (8,062)   (3,184)
Cash at beginning of period................................   10,456     5,870
                                                            --------  --------
Cash at end of period...................................... $  2,394  $  2,686
                                                            ========  ========



        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

   Dril-Quip, Inc., a Delaware corporation (the "Company" or "Dril-Quip"), manufactures highly engineered offshore drilling and production equipment which is well suited for use in deepwater, harsh environment and severe service applications. The Company's principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connectors and diverters for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products. The Company has four subsidiaries that manufacture and/or market the Company's products abroad. Dril-Quip (Europe) Limited is located in Aberdeen, Scotland, with branches in Norway, Holland and Denmark. Dril-Quip Asia Pacific PTE Ltd. is located in Singapore. DQ Holdings PTY Ltd. is located in Perth, Australia and Dril-Quip do Brasil LTDA is located in Macae, Brazil.

   The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2000, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2001, and the results of operations for each of the three and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine-month periods ended September 30, 2001 and 2000. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. INVENTORIES

   Inventories consist of the following:

                                                                    (Unaudited)
                                                      December 31, September 30,
                                                          2000         2001
                                                      ------------ -------------
                                                            (In thousands)
   Raw materials and supplies........................   $13,728       $22,095
   Work in progress..................................    22,805        24,615
   Finished goods and purchased supplies.............    32,948        46,460
                                                        -------       -------
                                                        $69,481       $93,170
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

                                DRIL-QUIP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)--(Continued)


   During the first nine months of 2001 and 2000, total comprehensive income equaled $8.3 million and $4.7 million, respectively. For the three-month periods ended September 30, 2001 and 2000, total comprehensive income equaled $4.7 million and $2.2 million, respectively.

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

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. FAS 142 is not expected to have a significant impact on Dril-Quip's financial position or results of operations.

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

   Revenues. Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the nine months ended September 30, 2001, the Company derived 86% of its revenues from the sale of its products and 14% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip's sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

   The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first nine months of 2001, twelve projects representing approximately 15% of the Company's revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability.

   Foreign sales represent a significant portion of the Company's business. In the nine months ended September 30, 2001, the Company generated approximately 54% of its revenues from foreign sales. In this period, approximately 72% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

   Income Tax Provision. Dril-Quip's effective tax rate for domestic operations has historically been lower than the statutory rate due to benefits from its foreign sales corporation.

Results of Operations

   The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                     Three months ended    Nine months ended
                                        September 30,        September 30,
                                     --------------------  ------------------
                                       2000       2001       2000      2001
                                     ---------  ---------  --------  --------
   Revenues:
     Product Group..................      85.4%      87.0%     86.3%     86.3%
     Service Group..................      14.6%      13.0%     13.7%     13.7%
                                     ---------  ---------  --------  --------
       Total........................     100.0%     100.0%    100.0%    100.0%
   Cost of sales....................      68.5%      71.3%     67.3%     69.5%
   Selling, general and
    administrative expenses.........      13.3%      11.8%     14.3%     13.0%
   Engineering and product
    development expenses............       7.5%       6.9%      7.6%      7.1%
                                     ---------  ---------  --------  --------
   Operating income.................      10.7%      10.0%     10.8%     10.4%
   Interest expense.................       0.6%       1.1%      0.2%      1.2%
                                     ---------  ---------  --------  --------
   Income before income taxes.......      10.1%       8.9%     10.6%      9.2%
   Income tax provision.............       3.5%       3.1%      3.7%      3.2%
                                     ---------  ---------  --------  --------
   Net income.......................       6.6%       5.8%      6.9%      6.0%
                                     =========  =========  ========  ========

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

   Revenues. Revenues increased by $9.9 million, or 22%, to $54.4 million in the three months ended September 30, 2001 from $44.5 million in the three months ended September 30, 2000. The net increase resulted from increased domestic sales in the United States of $5.3 million and increased sales of $7.7 million in the European area, offset by decreased export sales in the United States of $2.9 million and $200,000 in the Asia Pacific area. The overall increase in revenues was primarily attributable to increased demand for Dril-Quip products resulting from increased exploration and development activities by oil companies around the world.

   Cost of Sales. Cost of sales increased by $8.3 million, or 27%, to $38.8 million for the three months ended September 30, 2001 from $30.5 million for the same period in 2000. As a percentage of revenues, cost of sales were 71.3% and 68.5% for the three-month periods ending September 30, 2001 and 2000, respectively. This increase in cost of sales as a percentage of revenues was attributed to increases in manufacturing costs and changes in product mix.

   Selling, General and Administrative Expenses. In the three months ended September 30, 2001, selling, general and administrative expenses increased by approximately $490,000, or 8.3%, to $6.4 million from $5.9 million in the 2000 period. The increase in selling, general and administrative expenses was primarily due to increasing expenditures made for the purposes of expanding the Company's worldwide sales force and increasing its proposal and project management capabilities. Selling, general, and administrative expenses decreased as a percentage of revenues to 11.8% from 13.3%.

   Engineering and Product Development Expenses. In the three months ended September 30, 2001, engineering and product development expenses increased by approximately 13% to $3.8 million from $3.3 million for the same period in 2000. This increase was primarily due to costs related to the development of new products. Engineering and product development expenses decreased as a percentage of revenues to 6.9% from 7.5%.

   Interest Expense. Interest expense for the three months ended September 30, 2001 was $583,000 as compared to $260,000 for the three-month period ended September 30, 2000. This change resulted primarily from additional borrowings since September 30, 2000 under the Company's unsecured revolving line of credit.

   Net Income. Net income increased by $216,000, or approximately 7%, to $3.2 million in the three months ended September 30, 2001 from $2.9 million for the same period in 2000, for the reasons set forth above.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000.

   Revenues. Revenues increased by $31.5 million, or 27%, to $150.4 million in the nine months ended September 30, 2001 from $118.9 million in the nine months ended September 30, 2000. The increase was due to increased domestic sales in the United States of $18.2 million, increased sales of $14.3 million in the European area, and $4.6 in the Asia Pacific area, offset by decreased export sales in the United States of $5.6 million.

   Cost of Sales. Cost of sales increased $24.5 million, or 31%, to $104.5 million for the nine months ended September 30, 2001 from $80.0 million for the same period in 2000. As a percentage of revenues, cost of sales were 69.5% and 67.3% for the nine month periods ending September 30, 2001 and 2000, respectively. This increase in cost of sales as a percentage of revenues was attributed to increases in manufacturing costs, changes in product mix, competitive pricing pressure and factors associated with the move of the Company's Houston, Texas, manufacturing operations from its Hempstead Road location to its larger Eldridge Parkway facility.

   Selling, General and Administrative Expenses. In the nine months ended September 30, 2001, selling, general and administrative expenses increased by $2.5 million, or approximately 15%, to $19.6 million from $17.0 million in the 2000 period. Selling, general and administrative expenses decreased as a percent of revenues to 13% from 14.3%.

   Engineering and Product Development Expenses. In the nine months ended September 30, 2001, engineering and product development expenses increased by approximately 18% to $10.7 million from $9.0 million in the 2000 period. Engineering and product development expenses decreased as a percentage of revenues to 7.1% from 7.6%.

   Interest Expense. Interest expense for the nine months ended September 30, 2001 was approximately $1.8 million as compared to interest expense (net of interest income) of $289,000 for the nine month period ended September 30, 2000. This change resulted primarily from borrowings under the Company's unsecured revolving line of credit.

   Net Income. Net income increased by $879,000, or approximately 11%, to $9.0 million in the nine months ended September 30, 2001 from $8.2 million for the same period in 2000 for the reasons set forth above.

Liquidity and Capital Resources

   The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company's principal sources of funds are cash flows from operations and bank indebtedness.

   Net cash used in operating activities was approximately $10.3 million and $16.1 million for the nine months ended September 30, 2001 and 2000 respectively. The decrease in cash flow from operating activities was principally due to increased working capital requirements attributable to trade payables, accrued liabilities, and inventories.

   Capital expenditures by the Company were $14.8 million and $15.0 million for the nine months ended September 30, 2001 and 2000, respectively. Principal payments on long-term debt were approximately $399,000 and $60,000 for the nine months ended September 30, 2001 and 2000, respectively.

   The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit up to $50 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. In addition, the facility calls for quarterly interest payments and terminates on May 18, 2004. As of September 30, 2001 the Company had drawn down $41.4 million under this facility for operating activities and capital expenditures.

   Dril-Quip (Europe) Limited has a secured term loan with the Bank of Scotland dated March 21, 2001 in the amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $5.9 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, currently 4.5%, plus 1%. and is repayable in 120 equal monthly installments, plus interest. This facility was used to finance capital expenditures in Norway.

   Dril-Quip Asia Pacific PTE Ltd. has a secured loan with the Overseas Union Bank dated August 29, 2001 in the amount of Singapore Dollars 3.6 million (approximately U.S. $2 million). Borrowing under this facility bears interest at the swap rate, currently 2.4%, plus 1.5% and is repayable in 40 equal quarterly installments, plus interest. This facility was used to finance capital expenditures in Singapore.

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

Item 6. Exhibits and Reports on Form 8-K.

 Exhibit
 Number                                  Description
 ------- --- ------------------------------------------------------------------
   *3.1   -- Restated Certificate of Incorporation of the Company (Incorporated
             herein by reference to Exhibit 3.2 to the Company's Registration
             Statement on Form S-1 (Registration No. 333-33447)).

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

  *10.1   -- Credit Agreement between Dril-Quip (Europe) Limited and Bank of
             Scotland dated March 21, 2001 (Incorporated herein by reference to
             Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter
             ended March 31, 2001).

  *10.2   -- Credit Agreement between the Company and Guaranty Bank, FSB dated
             May 18, 2001 (Incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter ended June 30,
             2001).

  *10.3   -- 1997 Incentive Plan of Dril-Quip, Inc. (as amended March 16, 2001)
             (Incorporated herein by reference to Appendix B to the Company's
             Definitive Proxy Statement dated March 8, 2001, for the Annual
             Meeting of the Stockholders on May 10, 2001 (SEC File No. 1-
             13439)).

--------
*  Incorporated herein by reference as indicated.

Reports on Form 8-K

   None.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DRIL-QUIP, INC.

                                          /s/ Jerry M. Brooks
                                          _____________________________________
                                          Principal Financial Officer
                                          and Duly Authorized Signatory

Date: November 13, 2001