Form 10-K405
period 2001-12-31
DRIL-QUIP INC
filed 2002-03-25
CIK 1042893

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

                  For the fiscal year ended December 31, 2001

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At March 20, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $158,166,000 based on the closing price of such stock on such date of $24.30.

  At March 20, 2002, the number of shares outstanding of registrant's Common Stock was 17,293,373.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I....................................................................    2
    Item 1.          Business.............................................     2
    Item 2.          Properties...........................................    10
    Item 3.          Legal Proceedings....................................    10
    Item 4.          Submission of Matters to a Vote of Security Holders..    10
    Item S-K 401(b). Executive Officers of the Registrant.................    11

 PART II...................................................................   12
    Item 5.          Market for Registrant's Common Stock and Related
                     Shareholder Matters..................................    12
    Item 6.          Selected Financial Data..............................    13
    Item 7.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................    13
    Item 7A.         Quantitative and Qualitative Disclosures About Market
                     Risk.................................................    19
    Item 8.          Financial Statements and Supplementary Data..........    19
    Item 9.          Changes In and Disagreements With Accountants on
                     Accounting and Financial Disclosure..................    34

 PART III..................................................................   35
    Item 10.         Directors and Executive Officers of the Registrant...    35
    Item 11.         Executive Compensation...............................    35
    Item 12.         Security Ownership of Certain Beneficial Owners and
                     Management...........................................    35
    Item 13.         Certain Relationships and Related Party Transactions.    35

 PART IV...................................................................   36
    Item 14.         Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K..........................................    36

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

  These statements are based upon certain assumptions and analyses made by management of Dril-Quip in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including but not limited to, those relating to the volatility of oil and natural gas prices and cyclical nature of the oil and gas industry, Dril-Quip's international operations, operating risks, Dril-Quip's dependence on key employees, Dril-Quip's dependence on skilled machinists and technical personnel, Dril-Quip's reliance on product development and possible technological obsolescence, control by certain stockholders, the potential impact of governmental regulation and environmental matters, competition, reliance on significant customers, political instability, acts of terrorism or war, the risk factors discussed herein and other factors detailed in Dril-Quip's other filings with the Securities and Exchange Commission. Prospective investors are cautioned that any such statements are not guarantees of future performance, and that, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

  Dril-Quip has developed its broad line of subsea equipment, surface equipment and offshore rig equipment primarily through its internal product development efforts. The Company believes that it has achieved significant market share and brand name recognition with respect to its established products due to the technological capabilities, reliability, cost effectiveness and operational timesaving features of these products. In particular, the

Company's Quik-Thread(R) and Quik-Stab(R) specialty connectors, MS-15(R) mudline hanger systems and SS-10(R) and SS-15(R) subsea wellheads are among the most widely used in the industry. During the 1990s, the Company introduced a number of new products, including diverters, wellhead connectors, dual-bore and single-bore subsea production trees, subsea and platform valves, platform wellheads, platform trees, drilling risers and Spar and TLP production risers. Dril-Quip is currently involved in the development of a number of new products, including liner hangers, slug suppression systems, and control systems.

  Dril-Quip markets its products through its offices and sales representatives located in all of the major international energy markets throughout the world. In 2001, the Company generated approximately 53% of its revenues from foreign sales. The Company manufactures its products at its facilities located in Houston, Texas; Aberdeen, Scotland; and Singapore, and maintains additional facilities for fabrication and/or reconditioning in Brazil, Norway, Denmark and Australia. Dril-Quip's manufacturing operations are vertically integrated, with the Company performing substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities.

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

  During 2001, the worldwide economic recession, combined with declining oil and gas prices and the events of September 11, 2001, led to weakness in the oil service sector. The Company expects this weakness to continue at least through the first half of 2002. In any event, any significant future declines in hydrocarbon prices would likely have a material adverse effect on the Company's results of operations. There can be no assurance that the current oil price levels will lead to increased oil and gas exploration and production activity or that demand for the Company's products and services will reflect such improvement, if any.

Products and Services

 Product Group

  Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. In 2001, the Company derived approximately 86% of its revenues from the sale of its products. The Company's products are used to explore for oil and gas on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, TLPs, Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers (called tension legs). A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter that is anchored in place (like a Spar buoy). FPSOs are floating production, storage and offloading monohull moored vessels. Sales of the Company's equipment in connection with TLPs, Spars and FPSOs are becoming increasingly important sources of revenues.

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

  A subsea production tree is an assembly composed of valves, a wellhead connector, control equipment and various other components installed on a subsea wellhead or a mudline hanger system and used to control the flow of oil and gas from a producing well. Subsea trees may be either stand alone satellite type or template mounted cluster arrangements. Both types typically produce via flowlines to a central control point located on a platform, TLP, Spar or FPSO. The use of subsea production trees has become an increasingly important method for producing wells located in hard-to-reach deepwater areas or economically marginal fields located in shallower waters. The Company is an established manufacturer of more complicated dual-bore production trees, which are used in severe service applications. In addition, Dril-Quip manufactures a patented single bore (SingleBore(TM)) subsea completion system which features a hydraulic mechanism instead of a wireline-installed mechanism that allows the operator to plug the tubing hanger annulus remotely from the surface via a hydraulic control line and subsequently unplug it when the well is put on production. This mechanism eliminates the need for an expensive multibore installation and workover riser, thereby saving both cost and installation time. In addition, Dril-Quip introduced a new guidelineless subsea production tree in 1999 for use in ultra-deepwater applications. This tree features remote multiple flowline and control connections, utilizing remotely operated intervention tools. During 2000, the first tree of this type was successfully installed in approximately 6,000 feet of water off the coast of Brazil, the first of several that have been supplied to this area. The Company's subsea production trees are generally custom designed and manufactured to customer specifications.

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

 Service Group

  Dril-Quip's Service Group provides field installation services, reconditioning of its products which are customer-owned, and rental running tools for installation and retrieval of its products. These services are provided from the Company's worldwide locations and represented approximately 14% of revenues in 2001.

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

  The Company's manufacturing process is vertically integrated, producing, in house, a majority of its forging requirements and essentially all of its heat treatment, machining, fabrication, inspection, assembly and testing. The Company's primary raw material is cast steel ingots, from which it produces steel shaped forgings at its forging and heat treatment facility. The Company routinely purchases steel ingots from approximately four suppliers on a purchase order basis and does not have any long-term supply contracts. The Company's Houston facility provides forgings and heat treatment for its Aberdeen and Singapore facilities. The Company's major competitors depend on outside sources for all or a substantial portion of their forging and heat treatment requirements. The Company has made significant capital investments in developing its vertically integrated manufacturing capability. Prolonged periods of low demand in the market for offshore drilling and production equipment could have a greater effect on the Company than on certain of its competitors that have not made large capital investments in facilities.

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

  The Company has increased its facilities at its Eldridge site in Houston, Texas from approximately 280,000 square feet at the end of 1997 to approximately 851,000 square feet at the end of 2001. Dril-Quip has consolidated its Houston manufacturing operations by moving its finish machining, assembly and warehouse functions from its Hempstead Highway location to its larger, state-of-the-art Eldridge Parkway facility.

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

  The Company is not dependent on any one customer or group of customers. In 2001, the Company's top 15 customers represented approximately 87% of total revenues, with BP p.l.c. accounting for approximately 17%, and ChevronTexaco Corp. accounting for approximately 13% of revenues. During 2000, no single customer accounted for more than 10% of the Company's total revenues. The number and variety of the Company's products required in a given year by any one customer depends upon the amount of that customer's capital expenditure budget devoted to offshore exploration and production in any single year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company's results of operations.

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

Product Development and Engineering

  The technological demands of the oil and gas industry continue to increase as offshore exploration and drilling expand into more hostile environments. Conditions encountered in these environments include well pressures of up to 15,000 psi (pounds per square inch), mixed flows of oil and gas under high pressure that may also be highly corrosive and water depths in excess of 8,000 feet. Since its founding, Dril-Quip has actively engaged in continuing product development to generate new products and improve existing products. When developing new products, the Company typically seeks to design the most technologically advanced version for a particular application to establish its reputation and qualification in that product. Thereafter, the Company leverages its expertise in the more technologically advanced product to produce less costly and complex versions of the product for less demanding applications. The Company also focuses its activities on reducing the overall cost to the customer, which includes not only the initial capital cost but also operating and installation costs associated with its products.

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

Competition

  Dril-Quip faces significant competition from other manufacturers of exploration and production equipment. Several of its primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than those of the Company and which, in many instances, have been engaged in the manufacturing business for a much longer time than the Company. The Company competes principally with ABB Vetco Gray Inc. (a subsidiary of Asea Brown Boveri, more commonly referred to as ABB), the petroleum production equipment segment of Cooper Cameron Corporation, FMC Technologies, Inc. and Kvaerner National Ltd. (a division of Kvaerner A.S.).

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

Employees

  The total number of the Company's employees as of December 31, 2001 was 1,495. Of these, 1,014 were located in the United States. The Company's employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

Item 2. Properties

Major Manufacturing Facilities

                                        Building
                                          Size         Land
                                      (Approximate (Approximate
              Location                Square Feet)   Acreage)   Owned or Leased
              --------                ------------ ------------ ----------------
Houston, Texas
  --13550 Hempstead Highway..........   175,000         15      Owned
                                         14,000         --      Leased (offices)
  --6401 N. Eldridge Parkway.........   851,000        218      Owned
Aberdeen, Scotland...................   137,000         14      Owned
                                         15,000         --      Leased (offices)
Singapore............................    53,000         --      Owned
                                             --        3.4      Leased

  Dril-Quip's manufacturing facilities in Houston and Aberdeen are capable of manufacturing each of its products, and the facility in Singapore is capable of manufacturing most of the Company's established products.

Sales, Service and Reconditioning Facilities

                           Building
                             Size         Land
                         (Approximate (Approximate
      Location(1)        Square Feet)   Acreage)                        Activity
      -----------        ------------ ------------ ---------------------------------------------------
New Orleans, Louisiana..     2,300          --     Sales/Service
Beverwijk, Holland......     5,200         0.2     Sales/Warehouse
Perth, Australia........     1,600          --     Sales/Service
Darwin, Australia.......     2,500         1.0     Service/Warehouse
Stavanger, Norway.......    42,000         6.1     Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark........    19,400         1.2     Sales/Service/Reconditioning/Warehouse
Macae, Brazil...........    32,000        10.0     Sales/Service/Reconditioning/ Warehouse/Fabrication
Paris, France...........     1,000          --     Sales

--------
(1) All facilities leased except Stavanger, Norway location which is owned.

  The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen and Singapore. As part of its capital expansion program, the Company has expanded its facilities in Stavanger and Singapore to meet growing demands for its products and services in those areas.

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

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2001.

Item S-K 401(b). Executive Officers of the Registrant

  Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

  The following table sets forth the names, ages (as of March 15, 2002) and positions of the Company's executive officers:

             Name           Age                        Position
             ----           ---                        --------
   Larry E. Reimert........  54 Co-Chairman of the Board and Co-Chief Executive Officer
   Gary D. Smith...........  59 Co-Chairman of the Board and Co-Chief Executive Officer
   J. Mike Walker..........  58 Co-Chairman of the Board and Co-Chief Executive Officer
   Jerry M. Brooks.........  50 Chief Financial Officer

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

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

  The Company's Common Stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the New York Stock Exchange for the indicated quarters of fiscal 2000 and 2001:

                                                            Sales Price ($)
                                                        ------------------------
                                                            2000        2001
                                                        ------------ -----------
   Quarter Ended                                         High   Low  High   Low
   -------------                                        ------ ----- ----- -----
   March 31............................................ 49.125 28.75 34.31 23.45
   June 30............................................. 49.25  36.25 34.85 19.85
   September 30........................................ 48.00  36.00 21.50 13.40
   December 31......................................... 41.75  19.00 24.88 13.85

  There were approximately 50 stockholders of record of the Company's Common Stock as of March 20, 2002. This number does not include the number of security holders for whom shares are held in a "nominee" or "street" name.

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

                                         Year Ended December 31,
                               ------------------------------------------------
                                 1997      1998      1999      2000      2001
                               --------  --------  --------  --------  --------
                                 (In Thousands, Except Per Share Amounts)
Statement of Operations Data:
Revenues.....................  $146,823  $177,642  $156,368  $163,953  $202,900
Cost of sales................    99,800   118,923   106,419   111,267   140,920
Selling, general and
 administrative expenses.....    16,313    21,293    21,253    23,164    26,357
Engineering and product
 development expenses........     9,158    11,968    11,022    12,116    14,533
                               --------  --------  --------  --------  --------
                                125,271   152,184   138,694   146,547   181,810
Operating income.............    21,552    25,458    17,674    17,406    21,090
Interest expense (income)....     2,027    (1,197)     (440)      495     2,452
                               --------  --------  --------  --------  --------
Income before income taxes...    19,525    26,655    18,114    16,911    18,638
Income tax provision.........     6,587     9,228     6,349     5,880     6,436
                               --------  --------  --------  --------  --------
Net income...................  $ 12,938  $ 17,427  $ 11,765  $ 11,031  $ 12,202
                               ========  ========  ========  ========  ========
Diluted earnings per share...  $    .87  $   1.01  $    .68  $    .63  $    .70
Weighted average shares
 outstanding.................    14,895    17,275    17,277    17,505    17,352

Statement of Cash Flows Data:
Net cash provided by (used
 in) operating activities....  $ 10,325  $  9,118  $ 18,433  $(12,193) $   (725)
Net cash used in investing
 activities..................   (10,240)  (29,450)  (19,748)  (23,111)  (24,866)
Net cash provided by (used
 in) financing activities....    31,386      (203)     (165)   30,279    30,214

Other Data:
EBITDA(1)....................  $ 26,541  $ 31,108  $ 24,352  $ 24,834  $ 29,687
Depreciation and
 amortization................     4,989     5,650     6,678     7,428     8,597
Capital expenditures.........    10,375    29,642    19,909    23,180    25,018

                                            As of December 31,
                               ------------------------------------------------
                                 1997      1998      1999      2000      2001
                               --------  --------  --------  --------  --------
                                              (In Thousands)
Balance Sheet Data:
Working capital..............  $ 89,373  $ 83,595  $ 81,912  $105,635  $131,098
Total assets.................   152,921   177,246   179,463   233,341   279,959
Total debt...................       518       315       149    28,935    58,888
Total stockholders' equity...   124,161   141,912   152,624   161,790   172,865

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

  During 2001, the worldwide economic recession, combined with declining oil and gas prices and the events of September 11, 2001, led to weakness in the oil service sector. The Company expects this weakness to continue at least through the first half of 2002. In any event, any significant future declines in hydrocarbon prices would likely have a material adverse effect on the Company's results of operations. There can be no assurance that the current oil price levels will lead to increased oil and gas exploration and production activity or that demand for the Company's products and services will reflect such improvement, if any.

  The Company operates its business and markets its products and services in all of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. These risks include nationalization, expropriation, war, acts of terrorism and civil disturbance, restrictive action by local governments, limitation on repatriation of earnings, change in foreign tax laws and change in currency exchange rates, any of which could have an adverse effect on either the Company's ability to manufacture its products in its facilities abroad or the demand in certain regions for the Company's products or both. To date, the Company has not experienced any significant problems in foreign countries arising from local government actions or political instability, but there is no assurance that such problems will not arise in the future. Interruption of the Company's international operations could have a material adverse effect on its overall operations.

  Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. In 2001, the Company derived 86% of its revenues from the sale of its products and 14% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales, because increased product sales generate increased revenues from installation services and rental running tools. The Company has substantial international operations, with approximately 48%, 58% and 53% of its revenues derived from foreign sales in 1999, 2000 and 2001, respectively. During the same years, approximately 70% of all products sold were manufactured in the United States.

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

Results of Operations

  The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            1999   2000   2001
                                                            -----  -----  -----
   Revenues:
   Product Group...........................................  88.3%  86.0%  85.6%
   Service Group...........................................  11.7   14.0   14.4
                                                            -----  -----  -----
     Total................................................. 100.0  100.0  100.0
   Cost of sales...........................................  68.1   67.9   69.4
   Selling, general and administrative expenses............  13.6   14.1   13.0
   Engineering and product development expenses............   7.0    7.4    7.2
                                                            -----  -----  -----
   Operating income........................................  11.3   10.6   10.4
   Interest expense (income)...............................  (0.3)   0.3    1.2
                                                            -----  -----  -----
   Income before income taxes..............................  11.6   10.3    9.2
   Income tax provision....................................   4.1    3.6    3.2
                                                            -----  -----  -----
   Net income..............................................   7.5%   6.7%   6.0%
                                                            =====  =====  =====

 Year ended December 31, 2001 Compared to Year Ended December 31, 2000

  Revenues. Revenues increased by $38.9 million, or approximately 24%, to $202.9 million in 2001 from $164 million in 2000. The increase was due to increased domestic sales in the United States of $25.8 million, increased sales of $15.2 million in the European area, and $6.3 million in the Asia Pacific area, offset by decreased export sales from the United States of $8.4 million.

  Cost of Sales. Cost of sales increased by $29.6 million, or 27%, to $140.9 million for the twelve months ended December 31, 2001 from $111.3 million for the same period in 2000. As a percentage of revenues, cost of sales was approximately 69.4% in 2001 and 67.9% in 2000. This increase was primarily due to increases in manufacturing costs and changes in product mix.

  Selling, General and Administrative Expenses. For the twelve months ended December 31, 2001, selling, general and administrative expenses increased by $3.2 million, or approximately 14%, to $26.4 from $23.2 million in the 2000 period. Selling, general and administrative expenses decreased as a percentage of revenues from 14.1% in 2000 to 13% in 2001. Increased expenditures in this area were made for the purposes of expanding the Company's worldwide sales force and increasing its proposal and project management capabilities.

  Engineering and Product Development Expenses. During the year ended December 31, 2001, engineering and product development expenses increased by $2.4 million, or approximately 20%, to $14.5 million from $12.1 million during the same period in 2000. This increase primarily reflects expenses related to the development of new products. As a percentage of revenues, engineering and product development expenses decreased from 7.4% in 2000 to 7.2% in 2001.

  Interest Expense/Income. Interest expense for 2001 was approximately $2.5 million, compared to $495,000 for 2000. This change resulted primarily from borrowings made under the Company's unsecured revolving line of credit for operating activities and capital expenditures.

  Net Income. Net income increased by approximately 11%, from $11.0 million in 2000 to $12.2 million in 2001 for the reasons set forth above.

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

  Selling, General and Administrative Expenses. For the twelve months ended December 31, 2000, selling, general and administrative expenses increased by $1.9 million, or 9%, to $23.2 from $21.3 million in the 1999 period. Selling, general and administrative expenses increased as a percentage of revenues from 13.6% in 1999 to approximately 14% in 2000. Increased expenditures in this area were made for the purposes of expanding the Company's worldwide sales force and increasing its proposal and project management capabilities.

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

  Net cash provided by operating activities was $18.4 million in 1999. Net cash used in operating activities was $12.2 million in 2000, and $725,000 in 2001. Cash provided by net income, depreciation and amortization, reductions in trade receivables and increases in accounts payables and accrued expenses were offset by increases in worldwide inventories.

  Capital expenditures by the Company were $19.9 million, $23.2 million and $25.0 million in 1999, 2000 and 2001, respectively. Principal payments on long term debt were $165,000, $92,000 and $632,000 in 1999, 2000 and 2001, respectively.

  The following table presents long-term contractual obligations of the Company and the related payments due in total and by year as of December 31, 2001 (in thousands):

                                         Payments due by year
                              ------------------------------------------
                                                                  After
   Contractual Obligations     2002   2003   2004    2005   2006   2006   Total
   -----------------------    ------ ------ ------- ------ ------ ------ -------
Long-term debt maturities.... $1,074 $1,068 $50,568 $1,068 $  980 $4,130 $58,888
Lease obligations............    726    482     239     22     22     55   1,546
                              ------ ------ ------- ------ ------ ------ -------
  Total...................... $1,800 $1,550 $50,807 $1,090 $1,002 $4,185 $60,434
                              ====== ====== ======= ====== ====== ====== =======

  The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $60 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on May 18, 2004. As of December 31, 2001, the Company had drawn down $49.5 million under this facility for operating activities and capital expenditures.

  Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the amount of U.K. Pounds Sterling 3.7 million (approximately U.S. $5.5 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, currently 4%, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway.

  Dril-Quip Asia Pacific PTE Ltd. has a secured term loan with the Overseas Union Bank dated August 29, 2001 in the amount of Singapore Dollars $6.0 million (approximately U.S. $3.2 million). Borrowing under this facility bears interest at the swap rate, approximately 1.4%, plus 1.5% and is repayable in 40 equal quarterly installments, plus interest. This facility was used to finance capital expenditures in Singapore.

  The Company believes that cash generated from operations plus cash on hand and its existing line of credit will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements. However, any significant future declines in hydrocarbon prices could have a material adverse effect on the Company's liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be readily available and more than adequate to meet such requirements.

Backlog

  Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company's backlog was approximately $120 million at December 31, 2001, an increase of $27 million or 29% over the backlog of $93 million at December 31, 2000. The Company expects to fill approximately 80% of the December 31, 2001 backlog by December 31, 2002. The remaining backlog at December 31, 2001 consists of longer-term projects which are being designed and manufactured to customer specifications rather than sold out of inventory. The Company can give no assurance that backlog will remain at current levels. Sales of the Company's products are affected by prices for oil and natural gas, which fluctuated significantly during 2000 and 2001. Any future decline in oil and natural gas prices could reduce new customer orders, which would cause the Company's backlog to decline. All of the Company's projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

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

  Revenues for each of these areas are dependent upon the ultimate sale of products and services to the Company's customers. For information on revenues by geographic area, see note 10 to the consolidated financial statements on page 31. Revenues of the United States area are also influenced by its sale of products to the European and Asia-Pacific subsidiaries. Accordingly, the operating incomes of each area are closely tied to third-party sales, and the operating income of the United States area is also dependent upon its level of intercompany sales.

Currency Risk

  Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling and the Norwegian kroner. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 1999, 2000 and 2001, the Company had net losses of approximately $150,000, $434,000 and a gain of $85,000, respectively. The losses in 1999, 2000 and the gain in 2001 were the result of currency fluctuations related to payables and trade receivables. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. Historically, the Company has not conducted business in countries that limit repatriation of earnings. However, as the Company expands its international operations, it may begin operating in countries that have such limitations. Further, there can be no assurance that the countries in which the Company currently operates will not adopt policies limiting repatriation of earnings in the future. The Company also has significant investments in countries other than the United States, principally its manufacturing operations in Aberdeen, Scotland and, to a lesser extent, Singapore and Norway. The functional currency of these foreign operations is the local currency and, accordingly, financial statement assets and liabilities are translated at current exchange rates. Resulting translation adjustments are reflected as a separate component of stockholders' equity and have no current effect on earnings or cash flow.

Critical Accounting Policies

  The Company's discussion and analysis of its financial condition and results of operations are based on the Company's Consolidated Financial Statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes the following accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

  Revenue Recognition. For the majority of our sales, we record revenue at the time our manufacturing process is complete and the products have been shipped to the customer. Certain of our revenues are derived from long-term contracts, which generally require more than one year to fulfill. Revenues and cost of sales and related profits from long-term contracts are recognized under the percentage-of-completion method based on a cost incurred basis. Losses on long-term contracts are recognized when they become known. Contracts for long-term projects usually contain provisions for customer progress payments. Payments and billings in excess of revenues recognized are deferred and are included as a customer prepayment liability. Allowances on accounts receivable are provided primarily on the specific-identification method.

  Inventories. Inventory costs are determined principally by the use of the first-in, first-out (FIFO) method, and are stated at the lower of cost or market. We value our inventory principally using standard costs that are calculated based upon direct costs incurred and overhead allocations. Periodically, we also perform obsolescence reviews on our slow moving inventories and establish reserves based on current assessments about future demands and market conditions. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

  We do not have any significant derivative instruments and we do not have any off-balance sheet hedging or financing arrangements or contracts or operations that rely upon credit or similar ratings.

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

  In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lines are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. FAS 142 is not expected to have a significant impact on Dril-Quips financial position or results of operations.

  In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company will adopt this statement effective January 1, 2002. This statement established a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that has been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement is not expected to have a significant effect on Drip-Quip's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

Item 8. Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Report of Independent Auditors............................................  20
Consolidated Statements of Income for the Three Years in the Period Ended
 December 31, 2001........................................................  21
Consolidated Balance Sheets as of December 31, 2000 and 2001..............  22
Consolidated Statements of Cash Flows for the Three Years in the Period
 Ended December 31, 2001..................................................  23
Consolidated Statements of Changes in Stockholders' Equity for the Three
 Years in the Period Ended December 31, 2001..............................  24
Notes to Consolidated Financial Statements................................  25

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Dril-Quip, Inc.

  We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc., as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dril-Quip, Inc., at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Houston, Texas
February 26, 2002

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Year Ended December 31,
                                               ---------------------------------
                                                  1999        2000       2001
                                               ----------  ---------- ----------
                                                 (In Thousands, Except Share
                                                           Amounts)
Revenues...................................... $  156,368  $  163,953 $  202,900

Cost and expenses:
  Cost of sales...............................    106,419     111,267    140,920
  Selling, general, and administrative........     21,253      23,164     26,357
  Engineering and product development.........     11,022      12,116     14,533
                                               ----------  ---------- ----------
                                                  138,694     146,547    181,810
                                               ----------  ---------- ----------
Operating income..............................     17,674      17,406     21,090
Interest expense (income).....................       (440)        495      2,452
                                               ----------  ---------- ----------
Income before income taxes....................     18,114      16,911     18,638
Income tax provision..........................      6,349       5,880      6,436
                                               ----------  ---------- ----------
Net income.................................... $   11,765  $   11,031 $   12,202
                                               ==========  ========== ==========
Earnings per share:
  Basic....................................... $      .68  $      .64 $      .71
                                               ==========  ========== ==========
  Fully diluted............................... $      .68  $      .63 $      .70
                                               ==========  ========== ==========
Weighted average shares
  Basic....................................... 17,245,000  17,274,249 17,292,295
                                               ==========  ========== ==========
  Fully diluted............................... 17,277,101  17,504,785 17,351,726
                                               ==========  ========== ==========



        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                            ------------------
                                                              2000      2001
                          ASSETS                            --------  --------
                                                             (In Thousands)
Current assets:
  Cash and cash equivalents................................ $  5,870  $ 11,326
  Trade receivables........................................   63,345    59,789
  Inventories..............................................   69,481    98,283
  Deferred taxes...........................................    5,367     5,320
  Prepaids and other current assets........................    2,243     2,642
                                                            --------  --------
    Total current assets...................................  146,306   177,360

Property, plant, and equipment, net........................   86,723   102,310

Other assets...............................................      312       289
                                                            --------  --------
    Total assets........................................... $233,341  $279,959
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $ 24,438  $ 28,009
  Current maturities of long-term debt.....................      495     1,074
  Accrued income taxes.....................................      857       490
  Customer prepayments.....................................    7,251     7,725
  Accrued compensation.....................................    4,185     5,675
  Other accrued liabilities................................    3,445     3,289
                                                            --------  --------
    Total current liabilities..............................   40,671    46,262
Long-term debt.............................................   28,440    57,814
Deferred taxes.............................................    2,440     3,018
                                                            --------  --------
    Total liabilities......................................   71,551   107,094

Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized at $0.01
   par value (none issued).................................       --        --
  Common stock:
    50,000,000 shares authorized at $0.01 par value,
     17,290,498 and 17,293,373 issued and outstanding at
     December 31, 2000 and 2001............................      173       173
  Additional paid-in capital...............................   64,660    64,737
  Retained earnings........................................  102,813   115,015
  Foreign currency translation adjustment..................   (5,856)   (7,060)
                                                            --------  --------
    Total stockholders' equity.............................  161,790   172,865
                                                            --------  --------
    Total liabilities and stockholders' equity............. $233,341  $279,959
                                                            ========  ========

        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1999      2000      2001
                                                  --------  --------  --------
                                                        (In Thousands)
Operating activities
Net income......................................  $ 11,765  $ 11,031  $ 12,202
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.................     6,678     7,428     8,597
  Loss (gain) on sale of equipment..............       139       (51)      (36)
  Deferred income taxes.........................      (599)      (78)      608
  Changes in operating assets and liabilities:
    Trade receivables...........................     7,570   (26,935)    2,763
    Inventories.................................     1,166   (18,304)  (29,748)
    Prepaids and other assets...................       229    (1,135)     (426)
    Trade accounts payable and accrued expenses.    (8,515)   15,851     5,315
                                                  --------  --------  --------
Net cash provided by (used in) operating
 activities.....................................    18,433   (12,193)     (725)

Investing activities
Purchase of property, plant, and equipment......   (19,909)  (23,180)  (25,018)
Proceeds from sale of equipment.................       161        69       152
                                                  --------  --------  --------
Net cash used in investing activities...........   (19,748)  (23,111)  (24,866)

Financing activities
Proceeds from revolving line of credit and long-
 term borrowings................................        --    29,001    30,769
Principal payments on long-term debt............      (165)      (92)     (632)
Proceeds from sale of stock.....................        --     1,370        77
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities.....................................      (165)   30,279    30,214
Effect of exchange rate changes on cash
 activities.....................................        67       439       833
                                                  --------  --------  --------
Increase (decrease) in cash.....................    (1,413)   (4,586)    5,456
Cash at beginning of period.....................    11,869    10,456     5,870
                                                  --------  --------  --------
Cash at end of period...........................  $ 10,456  $  5,870  $ 11,326
                                                  ========  ========  ========


        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           Unrealized
                                   Common Paid-In Retained Translation
                                   Stock  Capital Earnings Adjustment   Total
                                   ------ ------- -------- ----------- --------
                                                  (In Thousands)
Balance at December 31, 1998......  $172  $63,291 $ 80,017   $(1,568)  $141,912
                                                                       --------
  Translation adjustment..........    --       --       --    (1,053)    (1,053)
  Net income......................    --       --   11,765        --     11,765
                                                                       --------
  Comprehensive income............    --       --       --        --     10,712
                                    ----  ------- --------   -------   --------
Balance at December 31, 1999......   172   63,291   91,782    (2,621)   152,624
                                                                       --------
  Translation adjustment..........    --       --       --    (3,235)    (3,235)
  Net income......................    --       --   11,031        --     11,031
                                                                       --------
  Comprehensive income............    --       --       --        --      7,796
  Options Exercised...............     1    1,369       --        --      1,370
                                    ----  ------- --------   -------   --------
Balance at December 31, 2000......   173   64,660  102,813    (5,856)   161,790
                                                                       --------
  Translation adjustment..........    --       --       --    (1,204)    (1,204)
  Net income......................    --       --   12,202        --     12,202
                                                                       --------
  Comprehensive income............    --       --       --        --     10,998
  Options Exercised...............    --       77       --        --         77
                                    ----  ------- --------   -------   --------
Balance at December 31, 2001......   173  $64,737 $115,015   $(7,060)  $172,865
                                    ====  ======= ========   =======   ========



        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2001

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

 Cash and cash equivalents

  Short term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents. At December 31, 2000, cash and cash equivalents included $366,000, invested in United States Treasury money market funds.

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

 Revenue Recognition

  The Company delivers most of its products on an as-needed basis by its customers and records revenues as the products are shipped. Certain revenues are derived from long-term contracts which generally require more than one

                                DRIL-QUIP, INC.

                               December 31, 2001

year to fulfill. Revenues and profits on long-term contracts are recognized under the percentage-of-completion method based on a cost-incurred basis. Losses, if any, on contracts are recognized when they become known. Contracts for long-term projects contain provisions for customer progress payments. Payments in excess of revenues recognized are included as a customer prepayment liability. At December 31, 2001 and 2000, trade receivables included $3,468,000 and $18,827,000 respectively, in unbilled revenue, and inventories had been reduced by $9,510,000 and $24,309,000, respectively, for activities relating to long-term contracts.

 Foreign Currency

  The financial statements of foreign subsidiaries are translated into U.S. dollars at current exchange rates except for revenues and expenses, which are translated at average rates during each reporting period. Translation adjustments are reflected as a separate component of stockholders' equity and have no current effect on earnings or cash flows. These adjustments amounted to a loss of $1,053,000, $3,235,000 and $1,204,000 in 1999, 2000 and 2001,
respectively.

  Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange gains (losses) were approximately ($150,000) in 1999, ($434,000) in 2000 and $85,000 in 2001, net of income taxes. These amounts are included in the consolidated statements of income.

 Stock-Based Compensation

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123. "Accounting For Stock Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for stock options granted under the Company's incentive plan.

 Fair Value of Financial Instruments

  The Company's financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which approximate market rates.

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

 Interest Capitalization

  The Company capitalizes interest on significant construction projects for which interest costs are being incurred. These projects principally consist of construction or expansion of the Company's facilities. The company capitalized approximately $220,000 of interest in 2001 and $283,000 of interest in 2000 and none in 1999.

                                DRIL-QUIP, INC.

                               December 31, 2001


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

  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with intangible assets with indefinite lines are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. FAS 142 is not expected to have a significant impact on Dril-Quips financial position or results of operations.

  In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company will adopt this statement effective January 1, 2002. This statement established a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that has been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement is not expected to have a significant effect on Drip-Quip's financial position or results of operations.

3. Inventories

  Inventories consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000    2001
                                                                ------- -------
                                                                (In Thousands)
   Raw materials and supplies.................................. $13,728 $28,774
   Work in progress............................................  22,805  22,418
   Finished goods and purchased supplies.......................  32,948  47,091
                                                                ------- -------
                                                                $69,481 $98,283
                                                                ======= =======

4. Property, Plant, and Equipment

  Property, plant, and equipment consist of:

                                                   Estimated    December 31,
                                                    Useful    -----------------
                                                     Lives      2000     2001
                                                  ----------- -------- --------
                                                               (In Thousands)
   Land and improvements......................... 10-25 years $ 11,715 $ 12,215
   Buildings..................................... 15-40 years   42,855   51,489
   Machinery and equipment.......................  3-10 years   81,491   94,742
                                                              -------- --------
                                                               136,061  158,446
   Less accumulated depreciation.................               49,338   56,136
                                                              -------- --------
                                                              $ 86,723 $102,310
                                                              ======== ========

                                DRIL-QUIP, INC.

                               December 31, 2001


5. Long-Term Debt

  Long-term debt consists of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000    2001
                                                                ------- -------
                                                                (In Thousands)
   Bank Financing.............................................. $28,421 $58,196
   Equipment financing agreements..............................     514     692
                                                                ------- -------
                                                                 28,935  58,888
   Less current portion........................................     495   1,074
                                                                ------- -------
                                                                $28,440 $57,814
                                                                ======= =======

  The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $60 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. In addition, the facility calls for quarterly interest payments and terminates on May 18, 2004. As of December 31, 2001, the Company had drawn down $49.5 million under this facility for operating activities and capital expenditures.

  Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the amount of U.K. Pounds Sterling 3.7 million (approximately U.S. $5.5 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, currently 4%, plus 1%, and is repayable in 120 equal monthly installments, plus interest. This facility was used to finance capital expenditures in Norway.

  Dril-Quip Asia Pacific PTE Ltd. has a secured term loan with the Overseas Union Bank dated August 29, 2001 in the amount of Singapore Dollars $6 million (approximately U.S. $3.2 million). Borrowing under this facility bears interest at the swap rate, approximately 1.4%, plus 1.5% and is repayable in 40 equal quarterly installments, plus interest. This facility was used to finance capital expenditures in Singapore.

  Interest paid on long-term debt for the years ended December 31, 1999, 2000 and 2001 was $55,000, $471,000 and $2,644,000 respectively. Scheduled maturities of long-term debt are as follows: 2002--$1,074,000; 2003-- $1,068,000; 2004--$50,568,000; 2005--$1,068,000; 2006--$980,000 and
thereafter--$4,130,000.

6. Income Taxes

  Income before income taxes consisted of the following:

                                                        1999     2000     2001
                                                       -------  -------  -------
                                                           (In Thousands)
   Domestic........................................... $20,758  $16,988  $15,372
   Foreign............................................  (2,644)     (77)   3,266
                                                       -------  -------  -------
   Total.............................................. $18,114  $16,911  $18,638
                                                       =======  =======  =======

                                DRIL-QUIP, INC.

                               December 31, 2001


  The income tax provision consists of the following:

                                                           1999    2000    2001
                                                          ------  ------  ------
                                                             (In Thousands)
   Current:
     Federal............................................. $6,620  $5,463  $5,345
     Foreign.............................................    330     437     466
                                                          ------  ------  ------
       Total current.....................................  6,950   5,900   5,811

   Deferred:
     Federal.............................................    232     187     -0-
     Foreign.............................................   (833)   (207)    625
                                                          ------  ------  ------
       Total deferred....................................   (601)    (20)    625
                                                          ------  ------  ------
                                                          $6,349  $5,880  $6,436
                                                          ======  ======  ======

  The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

                                                               1999  2000  2001
                                                               ----  ----  ----
   Federal income tax statutory rate.......................... 35.0% 35.0% 35.0%
   Benefit of foreign sales corporation....................... (1.6) (2.3)  (.8)
   Other......................................................  1.6   2.1    .3
                                                               ----  ----  ----
   Effective tax rate......................................... 35.0% 34.8% 34.5%
                                                               ====  ====  ====

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                  December 31,
                                                                  -------------
                                                                   2000   2001
                                                                  ------ ------
                                                                       (In
                                                                   Thousands)
   Deferred tax liability:
     Property, plant and equipment............................... $2,440 $3,018
   Deferred tax assets:
     Deferred profit on intercompany sales.......................  2,941  2,986
     Other--net..................................................  2,426  2,334
                                                                  ------ ------
   Total deferred tax assets.....................................  5,367  5,320
                                                                  ------ ------
   Net deferred tax asset........................................ $2,927 $2,302
                                                                  ====== ======

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

  The Company paid approximately, $8,116,000, $5,458,000 and $6,044,000 in income taxes in 1999, 2000 and 2001, respectively.

                                DRIL-QUIP, INC.

                               December 31, 2001


7. Employee Benefit Plans

  The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant's eligible contributions for the plan year up to a specified percentage of the participant's annual compensation. The Company's contribution expense was, $744,000, $785,000 and $820,000 in 1999, 2000 and
2001, respectively.

8. Commitments and Contingencies

  The Company leases certain office, shop and warehouse facilities, automobiles, and equipment. The Company expenses all lease payments when incurred. Total lease expense incurred was $1,266,000, $1,093,000 and $1,276,000 in 1999, 2000 and 2001, respectively. Annual minimum lease commitments at December 31, 2001 are as follows: 2002--$726,000; 2003 -- $482,000; 2004--$239,000; 2005--$22,000; 2006--$22,000 and thereafter--
$55,000.

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

                                DRIL-QUIP, INC.

                               December 31, 2001


10. Geographic Areas

                                                     1999      2000      2001
                                                   --------  --------  --------
                                                         (In Thousands)
Revenues
United States:
  Domestic........................................ $ 82,634  $ 69,401  $ 95,179
  Export..........................................   22,269    32,474    24,100
  Intercompany....................................   10,727    16,128    29,607
                                                   --------  --------  --------
    Total United States...........................  115,630   118,003   148,886

Europe, Middle East, and Africa...................   42,989    53,567    71,529
Asia-Pacific......................................    9,112     9,017    15,336
Eliminations......................................  (11,363)  (16,634)  (32,851)
                                                   --------  --------  --------
    Total......................................... $156,368  $163,953  $202,900
                                                   ========  ========  ========

Operating Income
United States..................................... $ 21,645  $ 19,050  $ 18,612
Europe, Middle East, and Africa...................   (2,160)      511     2,061
Asia-Pacific......................................     (545)     (273)    1,157
Eliminations......................................   (1,266)   (1,882)     (740)
                                                   --------  --------  --------
    Total......................................... $ 17,674  $ 17,406  $ 21,090
                                                   ========  ========  ========

Identifiable Assets
United States..................................... $127,233  $171,203  $192,601
Europe, Middle East, and Africa...................   49,048    59,138    81,420
Asia-Pacific......................................    8,395     8,460    11,484
Eliminations......................................   (5,213)   (5,460)   (5,546)
                                                   --------  --------  --------
    Total......................................... $179,463  $233,341  $279,959
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

  In 1999 Chevron USA Production Company accounted for approximately 15% of consolidated sales. During 2000, no single customer accounted for more than 10% of the Company's total revenues. In 2001, BP p.l.c. and ChevronTexaco Corp. accounted for approximately 17% and 13% of consolidated sales, respectively.

                                DRIL-QUIP, INC.

                               December 31, 2001


11. Employee Stock Option Plan and Awards

  On September 19, 1997 the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan (as amended, the "1997 Plan") and the Company reserved 1,700,000 shares of Common Stock for use in connection with the 1997 Plan. During 2001, the Company reserved an additional 700,000 shares for use in connection with the 1997 Plan. Persons eligible for awards under the 1997 Plan are employees holding positions of responsibility with the Company or any of its subsidiaries. Options granted under the 1997 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant. Option activity for the years ended December 31, 1997, 1998, 1999 , 2000 and 2001 were as follows:

                                                                        Weighted
                                                                        Average
                                                             Number of  Exercise
                                                              Options    Price
                                                             ---------  --------
   Outstanding at January 1, 1997...........................         0   $ 0.00
     Granted--1997 Plan.....................................   411,250    24.00
                                                             ---------   ------
   Outstanding at December 31, 1997.........................   411,250    24.00
     Granted--1997 Plan.....................................   261,596    19.81
                                                             ---------   ------
   Outstanding at December 31, 1998.........................   672,846    22.37
     Granted--1997 Plan.....................................   250,280    23.44
                                                             ---------   ------
   Outstanding at December 31, 1999.........................   923,126    22.66
     Exercised--1997 Plan...................................   (45,498)   23.54
     Granted--1997 Plan.....................................   216,214    32.13
                                                             ---------   ------
   Outstanding at December 31, 2000......................... 1,093,842    24.50
     Exercised--1997 Plan...................................    (2,875)   22.95
     Granted--1997 Plan.....................................   321,495    18.00
                                                             ---------   ------
   Outstanding at December 31, 2001......................... 1,412,462   $23.03
                                                             =========   ======
                                                                        Weighted
                                                                        Average
                                                             Number of  Exercise
                                                              Options    Price
                                                             ---------  --------
   Exercisable, December 31,
     1998...................................................   102,813   $24.00
     1999...................................................   271,024   $22.99
     2000...................................................   456,308   $22.77
     2001...................................................   738,268   $23.42

  The following table summarizes information about stock options outstanding at December 31, 2001.

                                                           Weighted  Weighted
                                                           Average    Average
                                                 Number    Exercise Contractual
           Range of Exercise Prices            Outstanding  Price      Life
           ------------------------            ----------- -------- -----------
$18.00 to $24.00..............................  1,196,248   $21.38   7.53 years
$32.13........................................    216,214    31.13   8.82 years
                                                ---------   ------  -----------
                                                1,412,462   $23.03  $7.73 years
                                                =========   ======  ===========

                                DRIL-QUIP, INC.

                               December 31, 2001


  The Company applied Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for this plan. No compensation cost has been recognized in the results of operations, as the exercise price for options granted under this plan is equal to the market price on the date of grant. Under FAS No. 123, pro forma information is required to reflect the estimated effect on net income and earnings per share as if the Company has accounted for the stock options using the fair value method. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                          1999    2000    2001
                                                         ------  ------  ------
Risk-free interest rate.................................    6.0%    5.0%    4.9%
Violatility factor of the stock price...................   .761    .645    .637
Expected life of options (in years).....................      5       5       5
Expected dividend yield.................................    0.0%    0.0%    0.0%
Calculated fair value per share......................... $15.49  $18.82  $10.78

  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the above plan consistent with the method available under SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1999, 2000 and 2001 would have been reduced to the pro forma amounts listed below.

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1999    2000    2001
                                                         ------- ------- -------
Net Income
  As reported........................................... $11,765 $11,031 $12,202
                                                         ======= ======= =======
  Pro forma............................................. $11,071 $ 9,289 $ 9,979
                                                         ======= ======= =======
Earnings per share
  Basic................................................. $   .68 $   .64 $   .71
                                                         ======= ======= =======
  Diluted............................................... $   .68 $   .63 $   .70
                                                         ======= ======= =======
Pro forma
  Basic................................................. $   .64 $   .54 $   .58
                                                         ======= ======= =======
  Diluted............................................... $   .64 $   .53 $   .58
                                                         ======= ======= =======

12. Quarterly Results of Operations: (unaudited)

                                                          Quarter Ended
                                                 -------------------------------
                                                                  Sept.
                                                 Mar. 31 June 30   30    Dec. 31
                                                 ------- ------- ------- -------
                                                   (In Thousands, Except Share
                                                            Amounts)
2001
Revenues........................................ $47,105 $48,900 $54,356 $52,539
Operating income................................   4,904   5,353   5,422   5,411
Net income......................................   2,808   3,086   3,150   3,158
Earnings per share:
  Basic(1)......................................    0.16    0.18    0.18    0.18
  Diluted(1)....................................    0.16    0.18    0.18    0.18

                                                          Quarter Ended
                                                 -------------------------------
                                                                  Sept.
                                                 Mar. 31 June 30   30    Dec. 31
                                                 ------- ------- ------- -------
                                                   (In Thousands, Except Share
                                                            Amounts)
2000
Revenues........................................ $35,008 $39,345 $44,525 $45,075
Operating income................................   3,622   4,444   4,769   4,571
Net income......................................   2,390   2,842   2,934   2,865
Earnings per share:
  Basic(1)......................................    0.14    0.16    0.17    0.17
  Diluted(1)....................................    0.14    0.16    0.17    0.16

(1) The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information required by this item is set forth under the captions "Election of Directors" and "--Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement (the "2002 Proxy Statement") for its annual meeting of stockholders to be held on May 15, 2002, which sections are incorporated herein by reference.

  Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11. Executive Compensation

  The information required by this item is set forth in the sections entitled "Election of Directors--Director Compensation" and "Executive Compensation" in the 2002 Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which section is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions

  The information required by this item is set forth in the section entitled "Election of Directors--Certain Transactions" in the 2002 Proxy Statement, which section is incorporated herein by reference.

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

  *10.1  --Credit Agreement between the Company and Guaranty Bank, FSB dated
          May 18, 2001 (Incorporated by reference to Exhibit 10.2 to the
          Company's report on Form 10-Q for the quarter ended June 30, 2001
          (SEC File No. 001-13439)).

  *10.2  --Credit Agreement between Dril-Quip (Europe) Limited and Bank of
          Scotland dated November 18, 1999 (Incorporated by reference to
          Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter ended March 30, 2000 (SEC File No. 001-13439)).

 +*10.3  --Form of Employment Agreement between the Company and each of Messrs.
          Reimert, Smith and Walker (Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement On Form S-1
          (Registration No. 333-33447)).

 +*10.4  --1997 Incentive Plan of Dril-Quip, Inc. (as amended March 16, 2001)
          (Incorporated herein by reference to Appendix B to the Company's
          Proxy Statement, filed on March 23, 2001, for the annual meeting of Stockholders held on May 10, 2001 (SEC File No. 001-13439)).

  *21.1 --Subsidiaries of the Registrant. (Incorporated herein by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (SEC File No. 001-13439)).

   23.1  --Consent of Ernst & Young LLP.

--------
*  Incorporated herein by reference as indicated.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

  (b) Reports on Form 8-K

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2002.

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

                 Name                           Capacity                 Date
                 ----                           --------                 ----

         /s/ J. Mike Walker            Co-Chairman of the Board     March 22, 2002
______________________________________  and Director (Co-
            J. Mike Walker              Principal Executive
                                        Officer)

        /s/ Larry E. Reimert           Co-Chairman of the Board     March 22, 2002
______________________________________  and Director (Co-
           Larry E. Reimert             Principal Executive
                                        Officer)

         /s/ Gary D. Smith             Co-Chairman of the Board     March 22, 2002
______________________________________  and Director (Co-
            Gary D. Smith               Principal Executive
                                        Officer)

        /s/ Jerry M. Brooks            Chief Financial Officer      March 22, 2002
______________________________________  (Principal Financial and
           Jerry M. Brooks              Accounting Officer)

        /s/ Gary W. Loveless           Director                     March 22, 2002
______________________________________
           Gary W. Loveless

       /s/ James M. Alexander          Director                     March 22, 2002
______________________________________
          James M. Alexander

         /s/ Gary L. Stone             Director                     March 22, 2002
______________________________________
            Gary L. Stone