Form 10-Q
period 2002-03-31
DRIL-QUIP INC
filed 2002-05-13
CIK 1042893

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                        Commission file number 001-13439

                                DRIL-QUIP, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE
    (State or other jurisdiction                       74-2162088
  of incorporation or organization)       (I.R.S. Employer Identification No.)

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

                                YES [X]   NO [_]

    As of May 13, 2002, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 17,293,373.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         December 31, March 31,
                                                             2001       2002
                                                         ------------ ---------
                                                             (In thousands)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents.............................   $ 11,326   $  2,755
  Trade receivables.....................................     59,789     56,775
  Inventories...........................................     98,283     99,754
  Deferred taxes........................................      5,320      5,234
  Prepaids and other current assets.....................      2,642      2,774
                                                           --------   --------
    Total current assets................................    177,360    167,292
Property, plant and equipment, net......................    102,310    105,537
Other assets............................................        289        289
                                                           --------   --------
    Total assets........................................   $279,959   $273,118
                                                           ========   ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable......................................   $ 28,009   $ 17,727
  Current maturities of long-term debt..................      1,074      1,072
  Accrued income taxes..................................        490      1,555
  Customer prepayments..................................      7,725      9,340
  Accrued compensation..................................      5,675      5,370
  Other accrued liabilities.............................      3,289      6,748
                                                           --------   --------
    Total current liabilities...........................     46,262     41,812
Long-term debt..........................................     57,814     53,239
Deferred taxes..........................................      3,018      3,156
                                                           --------   --------
    Total liabilities...................................    107,094     98,207
Stockholders' equity:
  Preferred stock:
   10,000,000 shares authorized at $0.01 par value (none
    issued).............................................         --         --
  Common stock:
   50,000,000 shares authorized at $0.01 par value,
   17,293,373 shares issued and outstanding.............        173        173
  Additional paid-in capital............................     64,737     64,737
  Retained earnings.....................................    115,015    117,801
  Foreign currency translation adjustment...............     (7,060)    (7,800)
                                                           --------   --------
    Total stockholders' equity..........................    172,865    174,911
                                                           --------   --------
    Total liabilities and stockholders' equity..........   $279,959   $273,118
                                                           ========   ========

        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                           2001        2002
                                                        ----------- -----------
                                                         (In thousands except
                                                            share amounts)
Revenues............................................... $    47,105 $    51,097
Cost and expenses:
  Cost of sales........................................      32,506      35,616
  Selling, general and administrative..................       6,355       6,814
  Engineering and product development..................       3,340       3,914
                                                        ----------- -----------
                                                             42,201      46,344
                                                        ----------- -----------
Operating income.......................................       4,904       4,753
Interest expense.......................................         615         516
                                                        ----------- -----------
Income before income taxes.............................       4,289       4,237
Income tax provision...................................       1,481       1,451
                                                        ----------- -----------
Net income............................................. $     2,808 $     2,786
                                                        =========== ===========
Earnings per share:
  Basic................................................ $      0.16 $      0.16
                                                        =========== ===========
  Fully diluted........................................ $      0.16 $      0.16
                                                        =========== ===========
Weighted average shares:
  Basic................................................  17,291,000  17,293,000
                                                        =========== ===========
  Fully diluted........................................  17,411,000  17,351,000
                                                        =========== ===========



        The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three months
                                                              ended March 31,
                                                              ----------------
                                                               2001     2002
                                                              -------  -------
                                                              (In thousands)
Operating activities
 Net income.................................................. $ 2,808  $ 2,786
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..............................   2,094    2,221
  Loss on sale of equipment..................................       5       30
  Deferred income taxes......................................     (77)     216
  Changes in operating assets and liabilities:
   Trade receivables.........................................   3,310    2,676
   Inventories...............................................  (8,120)  (2,216)
   Prepaids and other assets.................................    (330)    (145)
   Trade accounts payable and accrued expenses...............  (5,247)  (4,095)
                                                              -------  -------
    Net cash provided by (used in) operating activities......  (5,557)   1,473

Investing activities
 Purchase of property, plant and equipment...................  (5,549)  (5,876)
 Proceeds from sale of equipment.............................       0        2
                                                              -------  -------
    Net cash used in investing activities....................  (5,549)  (5,874)

Financing activities
 Proceeds from revolving line of credit and long-term
  borrowing..................................................   8,149       87
 Principal payments on long-term debt........................     (62)  (4,544)
                                                              -------  -------
    Net cash provided by financing activities................   8,087   (4,457)

Effect of exchange rate changes on cash activities...........     432      287
                                                              -------  -------
Decrease in cash.............................................  (2,587)  (8,571)
Cash at beginning of period..................................   5,870   11,326
                                                              -------  -------
Cash at end of period........................................ $ 3,283  $ 2,755
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

   The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2001, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2002, and the results of operations and the cash flows for each of the three-month periods ended March 31, 2002 and 2001. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. INVENTORIES

   Inventories consist of the following:

                                                                     (Unaudited)
                                                        December 31,  March 31,
                                                            2001        2002
                                                        ------------ -----------
                                                             (In thousands)
   Raw materials and supplies..........................   $21,840      $18,900
   Work in progress....................................    22,418       22,488
   Finished goods and purchased supplies...............    54,025       58,366
                                                          -------      -------
                                                          $98,283      $99,754
                                                          =======      =======

   Certain balances at December 31, 2001 have been reclassified to conform to current period presentation.

3. COMPREHENSIVE INCOME

   SFAS No. 130 establishes the rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company to include unrealized gains or losses on foreign currency translation adjustments in other comprehensive income, which prior to adoption were reported separately in stockholders' equity.

                                DRIL-QUIP, INC.

   During the first three months of 2002 and 2001, total comprehensive income equaled approximately $2 million and $805,000, respectively.

4. NEW ACCOUNTING STANDARDS

   Effective January 1, 2002, Dril-Quip adopted Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The adoption of this statement did not have a significant impact on Dril-Quip's financial position or results of operations.

   Effective January 1, 2002, Dril-Quip adopted Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement established a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that has been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. Adoption of this statement did not have an effect on Dril-Quip's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere herein, and with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

   Revenues. Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the three months ended March 31, 2002, the Company derived 88.2% of its revenues from the sale of its products and 11.8% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip's sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

   The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first three months of 2002, seven projects representing approximately 4% of the Company's revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts billed to or received from customers in excess of revenues recognized are classified as a current liability.

   Foreign sales represent a significant portion of the Company's business. In the three months ended March 31, 2002, the Company generated approximately 60% of its revenues from foreign sales. In this period, approximately 60% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

   The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                                      Three
                                                                     months
                                                                      ended
                                                                    March 31,
                                                                   ------------
                                                                   2001   2002
                                                                   -----  -----
   Revenues:
     Product Group................................................  87.5%  88.2%
     Service Group................................................  12.5%  11.8%
                                                                   -----  -----
       Total...................................................... 100.0% 100.0%
   Cost of sales..................................................  69.0%  69.7%
   Selling, general and administrative expenses...................  13.5%  13.3%
   Engineering and product development expenses...................   7.1%   7.7%
                                                                   -----  -----
   Operating income...............................................  10.4%   9.3%
   Interest expense (income)......................................   1.3%   1.0%
                                                                   -----  -----
   Income before income taxes.....................................   9.1%   8.3%
   Income tax provision...........................................   3.1%   2.8%
                                                                   -----  -----
   Net income.....................................................   6.0%   5.5%
                                                                   =====  =====

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31,
2001.

   Revenues. Revenues increased by $4.0 million, or approximately 8%, to $51.1 million in the three months ended March 31, 2002 from $47.1 million in the three months ended March 31, 2001. The net increase resulted from increased sales of $3.2 million in the Asia-Pacific area and $3.4 million in the European area, offset by decreased domestic sales and export sales from the United States of $1 million and $1.6 million, respectively.

   Cost of Sales. Cost of sales increased $3.1 million, or approximately 10%, to $35.6 million for the three months ended March 31, 2002 from $32.5 million for the same period in 2001. As a percentage of revenues, cost of sales were approximately 70% and 69% for the three-month periods ending March 31, 2002 and 2001, respectively. This increase in cost of sales as a percentage of revenues was attributed to increases in costs of raw material, labor, energy, and outside services.

   Selling, General and Administrative Expenses. In the three months ended March 31, 2002, selling, general and administrative expenses increased by approximately $400,000, or 7%, to $6.8 million from $6.4 million in the 2001 period The increase in selling, general and administrative expenses was primarily due to increased expenditures made for the purposes of expanding the Company's worldwide sales force. Selling, general and administrative expenses decreased as a percentage of revenues to 13.3% from 13.5%.

   Engineering and Product Development Expenses. In the three months ended March 31, 2002, engineering and product development expenses increased by approximately 17% to $3.9 million from $3.3 million for the same period in 2001. This increase was primarily due to costs related to the development of new products. Engineering and product development expenses increased as a percentage of revenues to 7.7% from 7.1%.

   Interest Income and Expense. Interest expense for the three months ended March 31, 2002 was $516,000 as compared to interest expense of $615,000 for the three-month period ended March 31, 2001. This change resulted primarily from lower interest rates on borrowings during the period ended March 31, 2002 under the Company's unsecured revolving line of credit.

   Net Income. Net income was approximately $2.8 million in the three months ended March 31, 2002 and also $2.8 million for the same period in 2001.

Liquidity and Capital Resources

   The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company's principal sources of funds are cash flows from operations and bank indebtedness.

   Net cash provided by operating activities was approximately $1.5 million for the three months ended March 31, 2002. During the three months ended March 31, 2001, net cash used in operating activities was approximately $5.6 million. The improvement in cash flow from operating activities was principally due to decreased working capital requirements attributable to inventories and trade accounts payable and accrued expenses.

   Capital expenditures by the Company were $5.9 million and $5.5 million for the three months ended March 31, 2002 and 2001, respectively. Principal payments on long-term debt were approximately $4.5 million and $62,000 for the three months ended March 31, 2002 and 2001, respectively.

   The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $60 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. In addition, the facility calls for quarterly interest payments and terminates on May 18, 2004. As of March 31, 2002, the Company had drawn down $45.2 million under this facility for operating activities and capital expenditures.

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

   Dril-Quip Asia Pacific PTE Ltd. has a secured term loan with the Overseas Union Bank dated August 29, 2001 in the amount of Singapore $6 million (approximately U.S. $3.2 million). Borrowing under this facility bears interest at the swap rate, approximately 1.1%, plus 1.5% and is repayable in 40 equal quarterly installments, plus interest. This facility was used to finance capital expenditures in Singapore.

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

Date: May 13, 2002