Form 10-Q
period 2002-06-30
DRIL-QUIP INC
filed 2002-08-14
CIK 1042893

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission file number 001-13439

                                DRIL-QUIP, INC.
            (Exact name of registrant as specified in its charter)

                     DELAWARE
                  (State or other              74-2162088
                   jurisdiction             (I.R.S. Employer
                of incorporation or        Identification No.)
                   organization)

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

                              YES [X]      NO [_]

  As of August 9, 2002, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 17,293,373.

================================================================================

                         PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                      December 31, June 30,
                                                                                          2001       2002
                                                                                      ------------ --------
                                                                                          (In thousands)
                                      ASSETS
                                      ------
Current assets:
   Cash and cash equivalents.........................................................   $ 11,326   $  4,637
   Trade receivables.................................................................     59,789     48,865
   Inventories.......................................................................     98,283     98,372
   Deferred taxes....................................................................      5,320      4,838
   Prepaids and other current assets.................................................      2,642      3,267
                                                                                        --------   --------
       Total current assets..........................................................    177,360    159,979
Property, plant and equipment, net...................................................    102,310    111,413
Other assets.........................................................................        289        274
                                                                                        --------   --------
       Total assets..................................................................   $279,959   $271,666
                                                                                        ========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current liabilities:
   Accounts payable..................................................................   $ 28,009   $ 17,769
   Current maturities of long-term debt..............................................      1,074      1,142
   Accrued income taxes..............................................................        490      1,414
   Customer prepayments..............................................................      7,725      3,172
   Accrued compensation..............................................................      5,675      5,422
   Other accrued liabilities.........................................................      3,289      4,951
                                                                                        --------   --------
       Total current liabilities.....................................................     46,262     33,870
Long-term debt.......................................................................     57,814     54,420
Deferred taxes.......................................................................      3,018      3,298
                                                                                        --------   --------
       Total liabilities.............................................................    107,094     91,588
Stockholders' equity:
   Preferred stock:
     10,000,000 shares authorized at $0.01 par value (none issued)...................         --         --
   Common stock:
     50,000,000 shares authorized at $0.01 par value, 17,293,373 shares issued and
       outstanding...................................................................        173        173
   Additional paid-in capital........................................................     64,737     64,737
   Retained earnings.................................................................    115,015    120,175
   Foreign currency translation adjustment...........................................     (7,060)    (5,007)
                                                                                        --------   --------
       Total stockholders' equity....................................................    172,865    180,078
                                                                                        --------   --------
       Total liabilities and stockholders' equity....................................   $279,959   $271,666
                                                                                        ========   ========

       The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                        Three months ended June 30, Six months ended June 30,
                                        --------------------------- -------------------------
                                           2001          2002          2001         2002
                                         -----------   -----------  -----------  -----------
                                              (In thousands except share amounts)
Revenues............................... $    48,900   $    54,013   $    96,005  $   105,110
Cost and expenses:
   Cost of sales.......................      33,174        39,508        65,680       75,124
   Selling, general and administrative.       6,818         6,890        13,173       13,704
   Engineering and product development.       3,555         3,490         6,895        7,404
                                         -----------   -----------  -----------  -----------
                                             43,547        49,888        85,748       96,232
                                         -----------   -----------  -----------  -----------
Operating income.......................       5,353         4,125        10,257        8,878
Interest expense.......................         629           528         1,244        1,044
                                         -----------   -----------  -----------  -----------
Income before income taxes.............       4,724         3,597         9,013        7,834
Income tax provision...................       1,638         1,223         3,119        2,674
                                         ===========   ===========  ===========  ===========
Net income............................. $     3,086   $     2,374   $     5,894  $     5,160
                                         ===========   ===========  ===========  ===========
Earnings per share:
   Basic............................... $      0.18   $      0.14   $      0.34  $      0.30
                                         ===========   ===========  ===========  ===========
   Fully diluted....................... $      0.18   $      0.14   $      0.34  $      0.30
                                         ===========   ===========  ===========  ===========
Weighted average shares:
   Basic...............................  17,292,000    17,293,000    17,291,000   17,293,000
                                         ===========   ===========  ===========  ===========
   Fully diluted.......................  17,409,000    17,370,000    17,410,000   17,361,000
                                         ===========   ===========  ===========  ===========




       The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six months ended
                                                                                      June 30,
                                                                                 ------------------
                                                                                   2001      2002
                                                                                 --------  --------
                                                                                   (In thousands)
Operating activities
 Net income..................................................................... $  5,894  $  5,160
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization................................................    4,235     4,526
   Loss (gain) on sale of equipment.............................................      (31)       38
   Deferred income taxes........................................................      (67)      775
   Changes in operating assets and liabilities:
     Trade receivables..........................................................      418    11,722
     Inventories................................................................  (17,711)    1,332
     Prepaids and other assets..................................................   (1,226)     (706)
     Trade accounts payable and accrued expenses................................   (3,415)  (13,343)
                                                                                 --------  --------
       Net cash provided by (used in) operating activities......................  (11,903)    9,504

Investing activities
 Purchase of property, plant and equipment......................................   (9,099)  (12,643)
 Proceeds from sale of equipment................................................       93        20
                                                                                 --------  --------
       Net cash used in investing activities....................................   (9,006)  (12,623)

Financing activities
 Proceeds from revolving line of credit and long-term borrowing.................   18,440        87
 Principal payments on long-term debt...........................................     (226)   (3,867)
 Activity under stock option plan...............................................       77         0
                                                                                 --------  --------
       Net cash provided by (used in) financing activities......................   18,291    (3,780)
Effect of exchange rate changes on cash activities..............................      933       210
                                                                                 --------  --------
Decrease in cash................................................................   (1,685)   (6,689)
Cash at beginning of period.....................................................    5,870    11,326
                                                                                 --------  --------
Cash at end of period........................................................... $  4,185  $  4,637
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

   The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2001, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2002, and the results of operations for each of the three and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.  INVENTORIES

   Inventories consist of the following:

                                                            (Unaudited)
                                               December 31,  June 30,
                                                   2001        2002
                                               ------------ -----------
                                                    (In thousands)
         Raw materials and supplies...........   $21,840      $19,186
         Work in progress.....................    22,418       28,461
         Finished goods and purchased supplies    54,025       50,725
                                                 -------      -------
                                                 $98,283      $98,372
                                                 =======      =======

   Certain balances at December 31, 2001 have been reclassified to conform to current period presentation.

3.  COMPREHENSIVE INCOME

   SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company to include unrealized gains or losses on foreign currency translation adjustments in other comprehensive income, which prior to adoption were reported separately in stockholders' equity.

                                DRIL-QUIP, INC.

   During the first six months of 2002 and 2001, total comprehensive income equaled $7.2 million and $3.6 million, respectively. For the three-month periods ended June 30, 2002 and 2001, total comprehensive income equaled $5.2 million and $2.8 million, respectively.

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

   Effective January 1, 2002, Dril-Quip adopted Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement established a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that has been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement did not have a significant impact on Drip-Quip's financial position or results of operations.

   In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. Under SFAS No. 145, the Company will report gains and losses on the extinguishment of debt in pre-tax earnings rather than in extraordinary items.

   In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002.

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

   Revenues. Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the six months ended June 30, 2002, the Company derived 87% of its revenues from the sale of its products and 13% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip's sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

   The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first six months of 2002, eleven projects representing approximately 15% of the Company's revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability.

   Foreign sales represent a significant portion of the Company's business. In the six months ended June 30, 2002, the Company generated approximately 66% of its revenues from foreign sales. In this period, approximately 60% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

   The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                 Three months ended Six months ended
                                                   June 30,           June 30,
                                                 -----------------  ---------------
                                                  2001      2002     2001     2002
                                                  -----     -----    -----   -----
    Revenues:
       Product Group............................  84.4%     85.8%    86.0%    86.9%
       Service Group............................  15.6%     14.2%    14.0%    13.1%
                                                  -----     -----    -----   -----
           Total................................ 100.0%    100.0%   100.0%   100.0%
    Cost of sales...............................  67.8%     73.1%    68.4%    71.5%
    Selling, general and administrative expenses  13.9%     12.8%    13.7%    13.0%
    Engineering and product development expenses   7.3%      6.4%     7.2%     7.0%
                                                  -----     -----    -----   -----
    Operating income............................  11.0%      7.7%    10.7%     8.5%
    Interest expense............................   1.3%      1.0%     1.3%     1.0%
                                                  -----     -----    -----   -----
    Income before income taxes..................   9.7%      6.7%     9.4%     7.5%
    Income tax provision........................   3.4%      2.3%     3.3%     2.6%
                                                  -----     -----    -----   -----
    Net income..................................   6.3%      4.4%     6.1%     4.9%
                                                  =====     =====    =====   =====

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

   Revenues. Revenues increased by $5.1 million, or approximately 10%, to $54.0 million in the three months ended June 30, 2002 from $48.9 million in the three months ended June 30, 2001. The net increase resulted from increased export sales from the United States of $8.3 million and increased sales of $3.8 million in the European area, offset by decreased domestic sales in the United States of $6.9 million and decreased sales of approximately $100,000 in the Asia-Pacific region.

   Cost of Sales. Cost of sales increased $6.3 million, or approximately 19%, to $39.5 million for the three months ended June 30, 2002 from $33.2 million for the same period in 2001. As a percentage of revenues, cost of sales were approximately 73% and 68% for the three-month periods ending June 30, 2002 and 2001, respectively. This increase in cost of sales as a percentage of revenues was primarily attributed to lower than anticipated margins resulting from an ongoing project related to the Company's entry into the deepwater development market. This project, which includes numerous deepwater subsea trees and assorted installation equipment, represented approximately $6.9 million in revenues during the second quarter of 2002, versus none during the second quarter of 2001.

   Selling, General and Administrative Expenses. In the three months ended June 30, 2002, selling, general and administrative expenses increased by approximately 1%, to $6.9 million from $6.8 million in the 2001 period Selling, general and administrative expenses decreased as a percentage of revenues to 12.8% in 2002 from 13.9% in 2001.

   Engineering and Product Development Expenses. In the three months ended June 30, 2002, engineering and product development expenses decreased by approximately 2% to $3.5 million from $3.6 million for the same period in 2001. Engineering and product development expenses decreased as a percentage of revenues to 6.4% in 2002 from 7.3% in 2001.

   Interest Income and Expense. Interest expense for the three months ended June 30, 2002 was $528,000 as compared to interest expense of $629,000 for the three-month period ended June 30, 2001. This change resulted primarily from lower interest rates on borrowings during the period ended June 30, 2002 under the Company's unsecured revolving line of credit.

   Net Income. Net income decreased by $712,000, or approximately 23%, to $2.4 million in the three months ended June 30, 2002 versus $3.1 million for the same period in 2001, for the reasons set forth above.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

   Revenues. Revenues increased by $9.1 million, or approximately 9%, to $105.1 million in the six months ended June 30, 2002 from $96.0 million in the six months ended June 30, 2001. The increase was due to increased export sales from the United States of $6.7 million, increased sales of $7.2 million in the European area, and $3.1 in the Asia Pacific area, offset by decreased domestic sales in the United States of $7.9 million.

   Cost of Sales. Cost of sales increased $9.4 million, or approximately 14%, to $75.1 million for the six months ended June 30, 2002 from $65.7 million for the same period in 2001. As a percentage of revenues, cost of sales were 71.5% and 68.4% for the six month periods ending June 30, 2002 and 2001, respectively. This increase in cost of sales as a percentage of revenues was attributed to increases in costs of raw material, labor, energy, and outside services which, due to competitive pricing pressures, were not offset by price increases. In addition, the increase in cost of sales as a percentage of revenues resulted from lower than anticipated margins on an ongoing project related to the Company's entry into the deepwater development market as noted above.

   Selling, General and Administrative Expenses. In the six months ended June 30, 2002, selling, general and administrative expenses increased by approximately $531,000, or approximately 4%, to $13.7 million from $13.2 million in the 2001 period. Selling, general and administrative expenses decreased as a percent of revenues to 13% from approximately 13.7%.

   Engineering and Product Development Expenses. In the six months ended June 30, 2002, engineering and product development expenses increased by approximately 7% to $7.4 million from $6.9 million in the 2001 period. However, engineering and product development expenses remained constant as a percentage of revenues at approximately 7%.

   Interest Expense. Interest expense for the six months ended June 30, 2002 was approximately $1 million as compared to interest expense of $1.2 million for the six month period ended June 30, 2001. This change resulted primarily from lower interest rates under the Company's unsecured revolving line of credit.

   Net Income. Net income decreased by $734,000, or approximately 12.5%, to $5.2 million in the six months ended June 30, 2002 from $5.9 million for the same period in 2001 for the reasons set forth above.

Liquidity and Capital Resources

   The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company's principal sources of funds are cash flows from operations and bank indebtedness.

   Net cash provided by operating activities was approximately $9.5 million for the six months ended June 30, 2002. During the six months ended June 30, 2001, net cash used in operating activities was approximately $11.9 million. The improvement in cash flow from operating activities was principally due to decreased working capital requirements attributable to trade receivables and inventories, offset by reduced trade accounts payable and accrued expenses.

   Capital expenditures by the Company were $12.6 million and $9.1 million for the six months ended June 30, 2002 and 2001, respectively. Principal payments on long-term debt were approximately $3.9 million and $226,000 for the six months ended June 30, 2002 and 2001, respectively.

   The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $60 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. In addition, the facility calls for quarterly interest payments and terminates on May 18, 2004. As of June 30, 2002, the Company had drawn down $46.1 million under this facility for operating activities and capital expenditures.

   Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $6.1 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, currently 4%, plus 1%, and is repayable in 120 equal monthly installments, plus interest. This facility was used to finance capital expenditures in Norway.

   Dril-Quip Asia Pacific PTE Ltd. has a secured term loan with the Overseas Union Bank dated August 29, 2001 in the amount of Singapore $6 million (approximately U.S. $3.4 million). Borrowing under this facility bears interest at the swap rate, approximately 0.9%, plus 1.5% and is repayable in 40 equal quarterly installments, plus interest. This facility was used to finance capital expenditures in Singapore.

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

   None.

Item 3.  Defaults Upon Senior Securities.

   None.

Item 4.  Submission of Matters to a Vote of Security Holders.

   Dril-Quip's annual meeting of stockholders was held on May 15, 2002 for the purpose of electing two directors to serve for three-year terms and approving the appointment of Ernst & Young LLP as independent public accountants of the Company for 2002.

   1.  Election of Directors

   Stockholders elected J. Mike Walker and Gary W. Loveless, each for a three-year term expiring at the 2005 annual meeting. The vote tabulation was as follows:

                                    Votes Cast  Votes Cast Against
             Director                 For         Or Withheld
             --------              ---------- ------------------
             J. Mike Walker....... 15,780,370     1,198,820
             Gary W. Loveless..... 16,864,131       115,059

   Directors continuing in office were Larry E. Reimert, Gary D. Smith, James
M. Alexander and Gary L. Stone.

   2. Proposal approving the appointment of Ernst & Young LLP as independent public accountants of the Company for 2002.

                       For.... ......    16,807,798
                       Against.......       167,372
                       Abstain ......         4,020

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

Item 6.  Exhibits and Reports on Form 8-K.


Exhibit
Number                                                Description
------                                                -----------
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

 99.1   --Certification by Co-Chief Executive Officer Required by Section 906 of the Sarbanes-Oxley Act of
          2002

 99.2   --Certification by Co-Chief Executive Officer Required by Section 906 of the Sarbanes-Oxley Act of
          2002

 99.3   --Certification by Co-Chief Executive Officer Required by Section 906 of the Sarbanes-Oxley Act of
          2002

 99.4   --Certification by Chief Financial Officer Required by Section 906 of the Sarbanes-Oxley Act of 2002

--------
* Incorporated herein by reference as indicated.

Reports on Form 8-K

   None.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DRIL-QUIP, INC.

                                          /S/ JERRY M. BROOKS
                                          --------------------------------------
                                          Principal Financial Officer
                                          and Duly Authorized Signatory

Date: August 9, 2002