Form 10-Q
period 2002-09-30
DRIL-QUIP INC
filed 2002-11-13
CIK 1042893

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission file number 001-13439

                                DRIL-QUIP, INC.
            (Exact name of registrant as specified in its charter)

                     DELAWARE                  74-2162088
                  (State or other           (I.R.S. Employer
                   jurisdiction            Identification No.)
                of incorporation or
                   organization)

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

                             YES  [X]     NO  [_]

 As of November 13, 2002, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 17,293,373.

================================================================================

                         PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                  December 31, September 30,
                                                                                      2001         2002
                                                                                  ------------ -------------
                                                                                        (In thousands)
                                    ASSETS
Current assets:
   Cash and cash equivalents.....................................................   $ 11,326     $  3,388
   Trade receivables.............................................................     59,789       65,867
   Inventories...................................................................     98,283      100,950
   Deferred taxes................................................................      5,320        4,676
   Prepaids and other current assets.............................................      2,642        3,144
                                                                                    --------     --------
       Total current assets......................................................    177,360      178,025
Property, plant and equipment, net...............................................    102,310      113,391
Other assets.....................................................................        289          259
                                                                                    --------     --------
       Total assets..............................................................   $279,959     $291,675
                                                                                    ========     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................................................   $ 28,009     $ 19,071
   Current maturities of long-term debt..........................................      1,074        1,155
   Accrued income taxes..........................................................        490        1,989
   Customer prepayments..........................................................      7,725       10,248
   Accrued compensation..........................................................      5,675        6,010
   Other accrued liabilities.....................................................      3,289        4,937
                                                                                    --------     --------
       Total current liabilities.................................................     46,262       43,410
Long-term debt...................................................................     57,814       62,260
Deferred taxes...................................................................      3,018        3,435
                                                                                    --------     --------
       Total liabilities.........................................................    107,094      109,105
Stockholders' equity:
   Preferred stock:
     10,000,000 shares authorized at $0.01 par value (none issued)...............         --           --
   Common stock:
     50,000,000 shares authorized at $0.01 par value, 17,293,373 shares issued
       and outstanding...........................................................        173          173
Additional paid-in capital.......................................................     64,737       64,737
Retained earnings................................................................    115,015      122,428
Foreign currency translation adjustment..........................................     (7,060)      (4,768)
                                                                                    --------     --------
       Total stockholders' equity................................................    172,865      182,570
                                                                                    --------     --------
       Total liabilities and stockholders' equity................................   $279,959     $291,675
                                                                                    ========     ========


       The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                                          Three months ended       Nine months ended
                                             September 30,           September 30,
                                        ----------------------- -----------------------
                                           2001        2002        2001        2002
                                        ----------- ----------- ----------- -----------
                                              (In thousands except share amounts)
Revenues............................... $    54,356 $    52,621 $   150,361 $   157,731
Cost and expenses:
   Cost of sales.......................      38,773      38,261     104,453     113,385
   Selling, general and administrative.       6,389       6,807      19,562      20,511
   Engineering and product development.       3,772       3,721      10,667      11,125
                                        ----------- ----------- ----------- -----------
                                             48,934      48,789     134,682     145,021
                                        ----------- ----------- ----------- -----------
Operating income.......................       5,422       3,832      15,679      12,710
Interest expense.......................         583         530       1,827       1,574
                                        ----------- ----------- ----------- -----------
Income before income taxes.............       4,839       3,302      13,852      11,136
Income tax provision...................       1,689       1,049       4,808       3,723
                                        ----------- ----------- ----------- -----------
Net income............................. $     3,150 $     2,253 $     9,044 $     7,413
                                        =========== =========== =========== ===========
Earnings per share:
   Basic............................... $      0.18 $      0.13 $      0.52 $      0.43
                                        =========== =========== =========== ===========
   Fully diluted....................... $      0.18 $      0.13 $      0.52 $      0.43
                                        =========== =========== =========== ===========
Weighted average shares:
   Basic...............................  17,293,000  17,293,000  17,292,000  17,293,000
                                        =========== =========== =========== ===========
   Fully diluted.......................  17,293,000  17,307,000  17,371,000  17,343,000
                                        =========== =========== =========== ===========



       The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                   ------------------
                                                                                     2001      2002
                                                                                   --------  --------
                                                                                     (in thousands)
Operating activities
 Net income....................................................................... $  9,044  $  7,413
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..................................................    6,323     7,105
   Gain on sale of equipment......................................................      (44)      (23)
   Deferred income taxes..........................................................       91     1,085
   Changes in operating assets and liabilities:
       Trade receivables..........................................................    4,052    (5,062)
       Inventories................................................................  (24,306)     (864)
       Prepaids and other assets..................................................   (1,497)     (697)
       Trade accounts payable and accrued expenses................................   (4,000)   (4,248)
                                                                                   --------  --------
         Net cash provided by (used in) operating activities......................  (10,337)    4,709

Investing activities
 Purchase of property, plant and equipment........................................  (14,808)  (16,726)
 Proceeds from sale of equipment..................................................      150       114
                                                                                   --------  --------
         Net cash used in investing activities....................................  (14,658)  (16,612)

Financing activities
 Proceeds from revolving line of credit and long-term borrowing...................   20,966     4,787
 Principal payments on long-term debt.............................................     (399)     (807)
 Activity under stock option plan.................................................       77       -0-
                                                                                   --------  --------
         Net cash provided by financing activities................................   20,644     3,980
Effect of exchange rate changes on cash activities................................    1,167       (15)
                                                                                   --------  --------
Decrease in cash..................................................................   (3,184)   (7,938)
Cash at beginning of period.......................................................    5,870    11,326
                                                                                   --------  --------
Cash at end of period............................................................. $  2,686  $  3,388
                                                                                   ========  ========



       The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

   Dril-Quip, Inc., a Delaware corporation (the "Company" or "Dril-Quip"), manufactures highly engineered offshore drilling and production equipment which is well suited for use in deepwater, harsh environment and severe service applications. The Company's principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connectors and diverters for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products. The Company has four subsidiaries that manufacture and market the Company's products abroad. Dril-Quip (Europe) Limited is located in Aberdeen, Scotland, with branches in Norway, Holland and Denmark. Dril-Quip Asia Pacific PTE Ltd. is located in Singapore, DQ Holdings PTY Ltd. is located in Perth, Australia and Dril-Quip do Brasil LTDA is located in Macae, Brazil.

   The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2001, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2002, and the results of operations for each of the three and nine-month periods ended September 30, 2002 and 2001 and cash flows for the nine-month periods ended September 30, 2002 and 2001. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.  INVENTORIES

   Inventories consist of the following:

                                                            (Unaudited)
                                              December 31, September 30,
                                                  2001         2002
                                              ------------ -------------
                                                    (In thousands)
        Raw materials and supplies...........   $21,840      $ 14,271
        Work in progress.....................    22,418        31,012
        Finished goods and purchased supplies    54,025        55,667
                                                -------      --------
                                                $98,283      $100,950
                                                =======      ========

3.  COMPREHENSIVE INCOME

   SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company to include unrealized gains or losses on foreign currency translation adjustments in other comprehensive income, which prior to adoption were reported separately in stockholders' equity.

                                DRIL-QUIP, INC.

   During the first nine months of 2002 and 2001, total comprehensive income equaled $9.7 million and $8.3 million, respectively. For the three-month periods ended September 30, 2002 and 2001, total comprehensive income equaled $2.5 million and $4.7 million, respectively.

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

   Effective January 1, 2002, Dril-Quip adopted Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement established a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that had been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement did not have a significant impact on Dril-Quip's financial position or results of operations.

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

   Revenues. Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the nine months ended September 30, 2002, the Company derived 86% of its revenues from the sale of its products and 14% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip's sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

   The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first nine months of 2002, 11 projects representing approximately 15% of the Company's revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability.

   Foreign sales represent a significant portion of the Company's business. In the nine months ended September 30, 2002, the Company generated approximately 63% of its revenues from foreign sales. In this period, approximately 60% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

   The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                 Three months   Nine months
                                                     ended         ended
                                                 September 30, September 30,
                                                 ------------  ------------
                                                  2001   2002   2001   2002
                                                 -----  -----  -----  -----
    Revenues:
       Product Group............................  87.0%  84.2%  86.3%  86.0%
       Service Group............................  13.0%  15.8%  13.7%  14.0%
                                                 -----  -----  -----  -----
           Total................................ 100.0% 100.0% 100.0% 100.0%

    Cost of sales...............................  71.3%  72.7%  69.5%  71.9%
    Selling, general and administrative expenses  11.8%  12.9%  13.0%  13.0%
    Engineering and product development expenses   6.9%   7.1%   7.1%   7.0%
                                                 -----  -----  -----  -----
    Operating income............................  10.0%   7.3%  10.4%   8.1%
    Interest expense............................   1.1%   1.0%   1.2%   1.0%
                                                 -----  -----  -----  -----
    Income before income taxes..................   8.9%   6.3%   9.2%   7.1%
    Income tax provision........................   3.1%   2.0%   3.2%   2.4%
                                                 -----  -----  -----  -----
    Net income..................................   5.8%   4.3%   6.0%   4.7%
                                                 =====  =====  =====  =====

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

   Revenues. Revenues decreased by $1.7 million, or approximately 3%, to $52.6 million in the three months ended September 30, 2002 from $54.3 million in the three months ended September 30, 2001. The net decrease resulted from decreased domestic sales in the United States of $3.9 million and decreased sales of approximately $3.4 million in the European area offset by increased export sales from the United States of $1.6 million and increased sales of $4 million in the Asia-Pacific region.

   Cost of Sales. Cost of sales decreased $512,000, or approximately 1%, to $38.3 million for the three months ended September 30, 2002 from $38.8 million for the same period in 2001. As a percentage of revenues, cost of sales were approximately 73% and 71% for the three-month periods ending September 30, 2002 and 2001, respectively. This increase in cost of sales as a percentage of revenues was primarily attributed to lower than anticipated margins resulting from an ongoing project related to the Company's entry into the deepwater development market. This project, which includes numerous deepwater subsea trees and assorted installation equipment, represented approximately $4 million in revenues during the third quarter of 2002, versus approximately $600,000 during the third quarter of 2001.

   Selling, General and Administrative Expenses. In the three months ended September 30, 2002, selling, general and administrative expenses increased by $418,000, or approximately 6.5%, to $6.8 million from $6.4 million in the 2001 period. Selling, general and administrative expenses increased as a percentage of revenues to approximately 13% in 2002 from approximately 12% in 2001.

   Engineering and Product Development Expenses. In the three months ended September 30, 2002, engineering and product development expenses decreased by approximately 1.4% to $3.7 million from $3.8 million in the same period in 2001. Engineering and product development expenses increased as a percentage of revenues to 7.1% in 2002 from 6.9% in 2001.

   Interest Expense. Interest expense for the three months ended September 30, 2002 was $530,000 as compared to interest expense of $583,000 for the three-month period ended September 30, 2001. This change resulted primarily from lower interest rates on borrowings during the period ended September 30, 2002 under the Company's unsecured revolving line of credit.

   Net Income. Net income decreased by $897,000, or approximately 28% to $2.3 million in the three months ended September 30, 2002, versus $3.2 million for the same period in 2001, for the reasons set forth above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

   Revenues. Revenues increased by approximately $7.4 million, or 5%, to $157.7 million in the nine months ended September 30, 2002 from $150.3 million in the nine months ended September 30, 2001. The net increase was primarily due to increased export sales from the United States of $8.3 million, increased sales of $7.1 million in the Asia-Pacific area and $3.8 million in the European area, offset by decreased domestic sales in the United States of $11.8 million.

   Cost of Sales. Cost of sales increased $8.9 million, or approximately 9%, to $113.4 million for the nine months ended September 30, 2002 from $104.5 million for the same period in 2001. As a percentage of revenues, cost of sales were 71.9% and 69.5% for the nine month periods ending September 30, 2002 and 2001, respectively. This increase in cost of sales as a percentage of revenues was attributed to increases in costs of raw material, labor, energy, and outside services which, due to competitive pricing pressures, were not offset by price increases. In addition, the increase in cost of sales as a percentage of revenues resulted from lower than anticipated margins on an ongoing project related to the Company's entry into the deepwater development market as noted above.

   Selling, General and Administrative Expenses. In the nine months ended September 30, 2002, selling, general and administrative expenses increased by $949,000, or approximately 5%, to $20.5 million from $19.6 million in the 2001 period. Selling, general and administrative expenses as a percent of revenues remained constant at 13%.

   Engineering and Product Development Expenses. In the nine months ended September 30, 2002, engineering and product development expenses increased by $458,000, or approximately 4%, to $11.1 million from $10.7 million in the same period in 2001. Engineering and product development expenses decreased as a percentage of revenues to 7.0% in 2002 from 7.1% in 2001.

   Interest Expense. Interest expense for the nine months ended September 30, 2002 was approximately $1.6 million as compared to interest expense of $1.8 million for the nine month period ended September 30, 2001. This change resulted primarily from lower interest rates on borrowings during the period ended September 30, 2002 under the Company's unsecured revolving line of credit.

   Net Income. Net income decreased by approximately $1.6 million, or approximately 18%, to $7.4 million in the nine months ended September 30, 2002 from $9.0 million for the same period in 2001 for the reasons set forth above.

Liquidity and Capital Resources

   The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company's principal sources of funds are cash flows from operations and bank indebtedness.

   Net cash provided by operating activities was approximately $4.7 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2001, net cash used in operating activities was approximately $10.3 million. The improvement in cash flow from operating activities was principally due to decreased working capital requirements attributable to inventories, offset by increased accounts receivable.

   Capital expenditures by the Company were $16.7 million and $14.8 million for the nine months ended September 30, 2002 and 2001, respectively. Principal payments on long-term debt were approximately $807,000 and $399,000 for the nine months ended September 30, 2002 and 2001, respectively.

   The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $60 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. In addition, the facility calls for quarterly interest payments and terminates on May 18, 2004. As of September 30, 2002, the Company had drawn down $54.2 million under this facility for operating activities and capital expenditures.

   Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $6.3 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, currently 4%, plus 1%, and is repayable in 120 equal monthly installments, plus interest. This facility was used to finance capital expenditures in Norway.

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

Item 4.  CONTROLS AND PROCEDURES

   Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls. There were no corrective actions with regard to significant deficiencies and material weaknesses.

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

  . statements regarding the exploration and production activities of Drip-Quip customers;

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

 99.1   --Certification by Co-Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of
          2002.

 99.2   --Certification by Co-Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of
          2002.

 99.3   --Certification by Co-Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of
          2002.

 99.4   --Certification by Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of
          2002.

--------
* Incorporated herein by reference as indicated.

Reports on Form 8-K

   None.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DRIL-QUIP, INC.

                                                    /s/   Jerry M. Brooks
                                              -------------------------------
                                                 Principal Financial Officer
                                                and Duly Authorized Signatory
Date: November 13, 2002

                                CERTIFICATIONS

I, Larry E. Reimert, certify that:

 1.  I have reviewed this quarterly report on Form 10-Q of Dril-Quip, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By  /s/  LARRY E. REIMERT
  ------------------------------------
   Larry E. Reimert
   Co-Chief Executive Officer

I, Gary D. Smith, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Dril-Quip, Inc.

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By  /s/  GARY D. SMITH
  ------------------------------------
   Gary D. Smith
   Co-Chief Executive Officer

I, J. Mike Walker, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Dril-Quip, Inc.

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By  /s/  J. MIKE WALKER
  ------------------------------------
   J. Mike Walker
   Co-Chief Executive Officer

I, Jerry M. Brooks, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Dril-Quip, Inc.

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By  /s/  JERRY M. BROOKS
  ------------------------------------
   Jerry M. Brooks
   Chief Financial Officer