Form 10-K
period 2002-12-31
DRIL-QUIP INC
filed 2003-03-27
CIK 1042893

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                       COMMISSION FILE NUMBER: 001-13439

                               -----------------
                                DRIL-QUIP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                  74-2162088
                  (STATE OR OTHER
                  JURISDICTION OF             (IRS EMPLOYER
                 INCORPORATION OR
                  ORGANIZATION )           IDENTIFICATION NO.)

              13550 HEMPSTEAD HIGHWAY             77040
                  HOUSTON, TEXAS               (ZIP CODE)
               (ADDRESS OF PRINCIPAL
                EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 939-7711
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE
                      TITLE OF EACH CLASS                          ON WHICH REGISTERED
                      -------------------                          -------------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act).    YES [X]  NO [_]

   At June 28, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $168,334,000 based on the closing price of such stock on such date of $24.95.

   At March 21, 2003, the number of shares outstanding of registrant's Common Stock was 17,293,373.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

PART I.........................................................................................  2
   Item 1.           Business..................................................................  2
   Item 2.           Properties................................................................ 10
   Item 3.           Legal Proceedings......................................................... 10
   Item 4.           Submission of Matters to a Vote of Security Holders....................... 10
   Item S-K 401(b).  Executive Officers of the Registrant...................................... 11

PART II........................................................................................ 12
   Item 5.           Market for Registrant's Common Stock and Related Shareholder Matters...... 12
   Item 6.           Selected Financial Data................................................... 13
   Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                       Operations.............................................................. 13
   Item 7A.          Quantitative and Qualitative Disclosures About Market Risk................ 19
   Item 8.           Financial Statements and Supplementary Data............................... 20
   Item 9.           Changes In and Disagreements With Accountants on Accounting and Financial
                       Disclosure.............................................................. 36
PART III....................................................................................... 36
   Item 10.          Directors and Executive Officers of the Registrant........................ 36
   Item 11.          Executive Compensation.................................................... 36
   Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related
                       Stockholder Matters..................................................... 36
   Item 13.          Certain Relationships and Related Party Transactions...................... 36
   Item 14.          Controls and Procedures................................................... 36

PART IV........................................................................................ 37
   Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......... 37

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

   These statements are based upon certain assumptions and analyses made by management of Dril-Quip in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including but not limited to, those relating to the volatility of oil and natural gas prices and the cyclical nature of the oil and gas industry, Dril-Quip's international operations, operating risks, Dril-Quip's dependence on key employees, Dril-Quip's dependence on skilled machinists and technical personnel, Dril-Quip's reliance on product development and possible technological obsolescence, control by certain stockholders, the potential impact of governmental regulation and environmental matters, competition, reliance on significant customers, political instability, acts of terrorism or war, the risk factors discussed herein and other factors detailed in Dril-Quip's other filings with the Securities and Exchange Commission. Prospective investors are cautioned that any such statements are not guarantees of future performance, and that, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

   Dril-Quip has developed its broad line of subsea equipment, surface equipment and offshore rig equipment primarily through its internal product development efforts. The Company believes that it has achieved significant market share and brand name recognition with respect to its established products due to the technological capabilities, reliability, cost effectiveness and operational timesaving features of these products. In particular, the Company's Quik- Thread(R) and Quik-Stab(R) specialty connectors, MS-15(R) mudline hanger systems and SS-10(R) and SS-15(R) subsea wellheads are among the most widely used in the industry. During the 1990s, the Company introduced a number of new products, including diverters, wellhead connectors, dual-bore and single-bore subsea production trees, subsea and platform valves, platform wellheads, platform trees, drilling risers and Spar and Tension Leg Platform (TLP) production risers. Dril-Quip is currently involved in the development of a number of new products, including liner hangers, slug suppression systems, and control systems.

   Dril-Quip markets its products through its offices and sales representatives located in all of the major international energy markets throughout the world. In 2002, the Company generated approximately 63% of its revenues from foreign sales. The Company manufactures its products at its facilities located in Houston, Texas; Aberdeen, Scotland; and Singapore, and maintains additional facilities for fabrication and/or reconditioning in Brazil, Norway, Denmark and Australia. Dril-Quip's manufacturing operations are vertically integrated, with the Company performing substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities.

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

   We make available free of charge on our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. Our web site address is http://www.dril-quip.com.

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

   During 2002, the continuing worldwide economic recession, combined with uncertainties related to the situation in the Middle East, contributed to ongoing weakness in the oil service sector. The Company expects this weakness to continue at least through the first half of 2003. In any event, any future decline in hydrocarbon prices significantly below historical levels would likely have a material adverse effect on the Company's results of operations. There can be no assurance that the current oil price levels will lead to increased oil and gas exploration and production activity or that demand for the Company's products and services will reflect such improvement, if any.

PRODUCTS AND SERVICES

  Product Group

   Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. In 2002, the Company derived approximately 84% of its revenues from the sale of its products. The Company's products are used to explore for oil and gas on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, TLPs, Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers (called tension legs). A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter that is anchored in place (like a Spar buoy). FPSOs are floating production, storage and offloading monohull moored vessels. Sales of the Company's equipment in connection with TLPs, Spars and FPSOs are becoming increasingly important sources of revenues.

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

   A subsea production tree is an assembly composed of valves, a wellhead connector, control equipment and various other components installed on a subsea wellhead or a mudline hanger system and used to control the flow of oil and gas from a producing well. Subsea trees may be either stand alone satellite type or template mounted cluster arrangements. Both types typically produce via flowlines to a central control point located on a platform, TLP, Spar or FPSO. The use of subsea production trees has become an increasingly important method for producing wells located in hard-to-reach deepwater areas or economically marginal fields located in shallower waters. The Company is an established manufacturer of more complicated dual-bore production trees, which are used in severe service applications. In addition, Dril-Quip manufactures a patented single bore (SingleBore/TM/) subsea completion system which features a hydraulic mechanism instead of a wireline-installed mechanism that allows the operator to plug the tubing hanger annulus remotely from the surface via a hydraulic control line and subsequently unplug it when the well is put on production. This mechanism eliminates the need for an expensive multibore installation and workover riser, thereby saving both cost and installation time. In addition, Dril-Quip introduced a new guidelineless subsea production tree in 1999 for use in ultra-deepwater applications. This tree features remote multiple flowline and control connections, utilizing remotely operated intervention tools. During 2000, the first tree of this type was successfully installed in approximately 6,000 feet of water off the coast of Brazil, the first of several that have been supplied to this area. The Company's subsea production trees are generally custom designed and manufactured to customer specifications.

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

  Service Group

   Dril-Quip's Service Group provides field installation services, reconditioning of its products which are customer-owned, and rental running tools for installation and retrieval of its products. These services are provided from the Company's worldwide locations and represented approximately 16% of revenues in 2002.

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

   The Company has increased its facilities at its Eldridge site in Houston, Texas from approximately 280,000 square feet at the end of 1997 to approximately 851,000 square feet at the end of 2002. Dril-Quip has consolidated its Houston manufacturing operations by moving its finish machining, assembly and warehouse functions from its Hempstead Highway location to its larger, state-of-the-art Eldridge Parkway facility.

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

   The Company is not dependent on any one customer or group of customers. In 2001, the Company's top 15 customers represented approximately 67% of total revenues, with BP p.l.c. accounting for approximately 13%, and ChevronTexaco Corp. accounting for approximately 10% of revenues. In 2002, the Company's top 15 customers represented approximately 63% of total revenues, with Shell accounting for approximately 14% of revenues. The number and variety of the Company's products required in a given year by any one customer depends upon the amount of that customer's capital expenditure budget devoted to offshore exploration and production in any single year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company's results of operations.

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

   The Company has continually introduced new products and product enhancements since its founding in 1981. In the 1990s, the Company introduced a series of new products, including diverters, wellhead connectors, SingleBore/TM/ subsea trees, improved severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling risers and TLP and Spar production riser systems. Drip-Quip is currently involved in the development of a number of new products, including liner hangers, slug suppression systems, and control systems.

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

   Dril-Quip has numerous U.S. registered trademarks, including Dril-Quip(R), Quik-Thread(R), Quick-Stab(R), Multi-Thread(R), MS-15(R), SS-15(R), SS-10(R), SU-90(R), LS-15(R) and DX(R). The Company has registered its trademarks in the countries where such registration is deemed material.

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

COMPETITION

   Dril-Quip faces significant competition from other manufacturers of exploration and production equipment. Several of its primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than those of the Company and which, in many instances, have been engaged in the manufacturing business for a much longer time than the Company. The Company competes principally with ABB Vetco Gray Inc. (a subsidiary of Asea Brown Boveri, more commonly referred to as ABB), and the petroleum production equipment segments of Cooper Cameron Corporation, FMC Technologies, Inc. and Aker Kvaerner.

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

EMPLOYEES

   The total number of the Company's employees as of December 31, 2002 was 1,454. Of these, 918 were located in the United States. Substantially all of the Company's employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

ITEM 2.  Properties

MAJOR MANUFACTURING FACILITIES

                                 BUILDING SIZE     LAND
                                 (APPROXIMATE  (APPROXIMATE
              LOCATION           SQUARE FEET)    ACREAGE)   OWNED OR LEASED
              --------           ------------- ------------ ----------------
    Houston, Texas
      --13550 Hempstead Highway.    175,000         15      Owned
                                     14,000         --      Leased (offices)
      --6401 N. Eldridge Parkway    851,000        218      Owned
    Aberdeen, Scotland..........    137,000         14      Owned
                                     15,000         --      Leased (offices)
    Singapore...................     53,000         --      Owned
                                         --        3.4      Leased

   Dril-Quip's manufacturing facilities in Houston and Aberdeen are capable of manufacturing each of its products, and the facility in Singapore is capable of manufacturing most of the Company's established products.

SALES, SERVICE AND RECONDITIONING FACILITIES

                       BUILDING SIZE     LAND
                       (APPROXIMATE  (APPROXIMATE
     LOCATION(1)       SQUARE FEET)    ACREAGE)                        ACTIVITY
     -----------       ------------- ------------ --------------------------------------------------
New Orleans, Louisiana     2,300           --     Sales/Service
Beverwijk, Holland....     5,200          0.2     Sales/Warehouse
Perth, Australia......     1,600           --     Sales/Service
Darwin, Australia.....     2,500          1.0     Service/Warehouse
Stavanger, Norway.....    42,000          6.1     Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark......    19,400          1.2     Sales/Service/Reconditioning/Warehouse
Macae, Brazil.........    32,000         10.0     Sales/Service/Reconditioning/Warehouse/Fabrication
Paris, France.........     1,000           --     Sales

--------
(1) All facilities leased except Stavanger, Norway which is owned.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2002.

ITEM S-K 401(B).  Executive Officers of the Registrant

   Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

   The following table sets forth the names, ages (as of March 15, 2003) and positions of the Company's executive officers:

        NAME       AGE                        POSITION
        ----       ---                        --------
  Larry E. Reimert 55  Co-Chairman of the Board and Co-Chief Executive Officer
  Gary D. Smith... 60  Co-Chairman of the Board and Co-Chief Executive Officer
  J. Mike Walker.. 59  Co-Chairman of the Board and Co-Chief Executive Officer
  Jerry M. Brooks. 51  Chief Financial Officer

   Larry E. Reimert is Co-Chairman of the Board and Co-Chief Executive Officer with principal responsibility for engineering, product development and finance. He has been the Director--Engineering, Product Development and Finance, as well as a member of the Board of Directors, since the Company's inception in 1981. Prior to that, he worked for Vetco Offshore, Inc. in various capacities, including Vice President of Technical Operations, Vice President of Engineering and Manager of Engineering. Mr. Reimert holds a BSME degree from the University of Houston and an MBA degree from Pepperdine University.

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

                                    PART II

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters

   The Company's Common Stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the New York Stock Exchange for the indicated quarters of fiscal 2001 and 2002:

                                       SALES PRICE ($)
                                   -----------------------
                                      2001        2002
                                   ----------- -----------
                     QUARTER ENDED HIGH   LOW  HIGH   LOW
                     ------------- ----- ----- ----- -----
                     March 31..... 34.31 23.45 25.90 19.33
                     June 30...... 34.85 19.85 27.20 20.95
                     September 30. 21.50 13.40 25.32 15.70
                     December 31.. 24.88 13.85 22.50 16.19

   There were approximately 47 stockholders of record of the Company's Common Stock as of March 21, 2003. This number does not include the number of security holders for whom shares are held in a "nominee" or "street" name.

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

                                                                 YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------
                                                      1998      1999      2000      2001      2002
                                                    --------  --------  --------  --------  --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues........................................... $177,642  $156,368  $163,953  $202,900  $215,809
Cost of sales......................................  118,923   106,419   111,267   140,920   156,928
Selling, general and administrative expenses.......   21,293    21,253    23,164    26,357    27,281
Engineering and product development expenses.......   11,968    11,022    12,116    14,533    15,231
Special items......................................       --        --        --        --     1,350
                                                    --------  --------  --------  --------  --------
                                                     152,184   138,694   146,547   181,810   200,790
Operating income...................................   25,458    17,674    17,406    21,090    15,019
Interest expense (income)..........................   (1,197)     (440)      495     2,452     2,101
                                                    --------  --------  --------  --------  --------
Income before income taxes.........................   26,655    18,114    16,911    18,638    12,918
Income tax provision...............................    9,228     6,349     5,880     6,436     4,195
                                                    --------  --------  --------  --------  --------
Net income......................................... $ 17,427  $ 11,765  $ 11,031  $ 12,202  $  8,723
                                                    ========  ========  ========  ========  ========
Diluted earnings per share......................... $   1.01  $    .68  $    .63  $    .70  $    .50
Weighted average shares outstanding................   17,275    17,277    17,505    17,352    17,338

STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities $  9,118  $ 18,433  $(12,193) $   (725) $ 14,063
Net cash used in investing activities..............  (29,450)  (19,748)  (23,111)  (24,866)  (17,397)
Net cash provided by (used in) financing activities     (203)     (165)   30,279    30,214    (4,310)

OTHER DATA:
Depreciation and amortization...................... $  5,650  $  6,678  $  7,428  $  8,597  $  9,890
Capital expenditures...............................   29,642    19,909    23,180    25,018    17,607

                                                                   AS OF DECEMBER 31,
                                                    ------------------------------------------------
                                                      1998      1999      2000      2001      2002
                                                    --------  --------  --------  --------  --------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.................................... $ 83,595  $ 81,912  $105,635  $131,098  $131,130
Total assets.......................................  177,246   179,463   233,341   279,959   281,763
Total debt.........................................      315       149    28,935    58,888    55,384
Total stockholders' equity.........................  141,912   152,624   161,790   172,865   185,310

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

   During 2002, the continuing worldwide economic recession, combined with uncertainties related to the situation in the Middle East, contributed to ongoing weakness in the oil service sector. The Company expects this weakness to continue at least through the first half of 2003. In any event, any future decline in hydrocarbon prices significantly below historical levels would likely have a material adverse effect on the Company's results of operations. There can be no assurance that the current oil price levels will lead to increased oil and gas exploration and production activity or that demand for the Company's products and services will reflect such improvement, if any.

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

   Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. In 2002, the Company derived 84% of its revenues from the sale of its products and 16% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales, because increased product sales generate increased revenues from installation services and rental running tools. The Company has substantial international operations, with approximately 58%, 53% and 63% of its revenues derived from foreign sales in 2000, 2001 and 2002, respectively. During the same years, approximately 62% of all products sold were manufactured in the United States.

   The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. During 2002, 11 projects representing approximately 14% of the Company's revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                    YEAR ENDED DECEMBER 31,
                                                    ----------------------
                                                     2000    2001    2002
                                                    -----   -----   -----
       Revenues:
       Product Group...............................  86.0%   85.6%   84.4%
       Service Group...............................  14.0    14.4    15.6
                                                    -----   -----   -----
          Total.................................... 100.0   100.0   100.0
       Cost of sales...............................  67.9    69.4    72.7
       Selling, general and administrative expenses  14.1    13.0    12.6
       Engineering and product development expenses   7.4     7.2     7.1
       Special items...............................    --      --     0.6
                                                    -----   -----   -----
       Operating income............................  10.6    10.4     7.0
       Interest expense............................   0.3     1.2     1.0
                                                    -----   -----   -----
       Income before income taxes..................  10.3     9.2     6.0
       Income tax provision........................   3.6     3.2     2.0
                                                    -----   -----   -----
       Net income..................................   6.7%    6.0%    4.0%
                                                    =====   =====   =====

  Year ended December 31, 2002 Compared to Year Ended December 31, 2001

   Revenues. Revenues increased by $12.9 million, or approximately 6.4%, to $215.8 million in 2002 from $202.9 million in 2001. The increase was due to increased export sales of $14.6 million, increased sales of $3.9 million in the European area, and $10.3 million in the Asia Pacific area, offset by decreased domestic sales in the United States of $15.9 million. While the oil service sector weakness continued in 2002, revenues benefited from an expanded sales workforce.

   Cost of Sales. Cost of sales increased by $16.0 million, or 11.4%, to $156.9 million in 2002 from $140.9 million in 2001. As a percentage of revenues, cost of sales was approximately 72.7% in 2002 and 69.4% in 2001. This increase was primarily due to increases in manufacturing costs and changes in product mix.

   Selling, General and Administrative Expenses. For the twelve months ended December 31, 2002, selling, general and administrative expenses increased by approximately $900,000, or approximately 3.5%, to $27.3 million from $26.4 million in the 2001 period. Selling, general and administrative expenses decreased as a percentage of revenues from 13% in 2001 to 12.6% in 2002. Increased expenditures in this area were made for the purposes of expanding the Company's worldwide sales force and increasing its proposal and project management capabilities.

   Engineering and Product Development Expenses. During the year ended December 31, 2002, engineering and product development expenses increased by approximately $700,000, or approximately 4.8%, to $15.2 million from $14.5 million during the same period in 2001. This increase primarily reflects expenses related to the development of new products. As a percentage of revenues, engineering and product development expenses decreased from 7.2% in 2001 to 7.1% in 2002.

   Special Item. The fourth quarter 2002 results include a $0.9 million after-tax effect of establishing a $1.35 million reserve for warranty claims related to the Company's drilling riser product.

   Interest Expense. Interest expense for 2002 was approximately $2.1 million, compared to $2.5 million for 2001. This change resulted primarily from a reduction in borrowings made under the Company's unsecured revolving line of credit.

   Net Income. Net income decreased by approximately 28.5%, from $12.2 million in 2001 to $8.7 million in 2002 for the reasons set forth above.

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

   Net cash provided by operating activities was $14.1 million in 2002. Net cash used in operating activities was $725,000 in 2001 and $12.2 million in 2000. Cash provided by net income, depreciation, and reductions in trade receivables were offset by decreases in accounts payables and accrued expenses.

   Capital expenditures by the Company were $23.2 million, $25.0 million and $17.6 million in 2000, 2001 and 2002, respectively. Principal payments on long term debt were $92,000, and $632,000 and $4.4 million in 2000, 2001 and 2002, respectively.

   The following table presents long-term contractual obligations of the Company and the related payments due in total and by year as of December 31, 2002 (in thousands):

                                           PAYMENTS DUE BY YEAR
                            ---------------------------------------------------
                                                                 AFTER
  CONTRACTUAL OBLIGATIONS    2003    2004    2005   2006   2007  2007    TOTAL
  -----------------------   ------- ------- ------ ------ ------ ------ -------
                                              (IN THOUSANDS)
Long-term debt maturities.. $ 1,002 $47,201 $1,002 $1,002 $1,002 $3,523 $54,732
Capital lease obligations..     186     189    189     52     36     --     652
Operating lease obligations     934     671    352    128    128  4,324   6,537
Purchase obligations.......  14,000   2,177     --     --     --     --  16,177
                            ------- ------- ------ ------ ------ ------ -------
   Total................... $16,122 $50,238 $1,543 $1,182 $1,166 $7,847 $78,098
                            ======= ======= ====== ====== ====== ====== =======

   The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $60 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on May 18, 2004. As of December 31, 2002, the Company had drawn down $46.2 million under this facility for operating activities and capital expenditures.

   Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the amount of U.K. Pounds Sterling 3.7 million (approximately U.S. $6.0 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 3.75% at December 31, 2002, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway.

   Dril-Quip Asia Pacific PTE Ltd. has a secured term loan with the Overseas Union Bank dated August 29, 2001 in the amount of Singapore Dollars $6.0 million (approximately U.S. $3.5 million). Borrowing under this facility bears interest at the swap rate, approximately 0.825%, plus 1.5% and is repayable in 40 equal quarterly installments, plus interest. This facility was used to finance capital expenditures in Singapore.

   The Company believes that cash generated from operations plus cash on hand and its existing line of credit will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements in 2003. However, any significant future declines in hydrocarbon prices below historical levels could have a material adverse effect on the Company's liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be readily available and more than adequate to meet such requirements.

BACKLOG

   Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company's backlog was approximately $95 million at December 31, 2002, a decrease of $25 million or 21% over the backlog of $120 million at December 31, 2001. The Company expects to fill approximately 85% of the December 31, 2002 backlog by December 31, 2003. The remaining backlog at December 31, 2002 consists of longer-term projects which are being designed and manufactured to customer specifications rather than sold out of inventory. The Company can give no assurance that backlog will remain at current levels. Sales of the Company's products are affected by prices for oil and natural gas, which fluctuated significantly during 2001 and 2002. Significant future declines in oil and natural gas prices could reduce new customer orders, which would cause the Company's backlog to decline. All of the Company's projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

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

   Revenues for each of these areas are dependent upon the ultimate sale of products and services to the Company's customers. For information on revenues by geographic area, see note 10 to the consolidated financial statements on page 32. Revenues of the United States area are also influenced by its sale of products to the European and Asia-Pacific subsidiaries. Accordingly, the operating incomes of each area are closely tied to third-party sales, and the operating income of the United States area is also dependent upon its level of intercompany sales.

CURRENCY RISK

   Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling and the Norwegian kroner. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 2000, 2001 and 2002, the Company had a loss of approximately $434,000, a gain of $85,000, and a loss of $425,000 respectively. The losses in 2000 and 2002 and the gain in 2001 were the result of currency fluctuations related to payables and trade receivables. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. Historically, the Company has not conducted business in countries that limit repatriation of earnings. However, as the Company expands its international operations, it may begin operating in countries that have such limitations. Further, there can be no assurance that the countries in which the Company currently operates will not adopt policies limiting repatriation of earnings in the future. The Company also has significant investments in countries other than the United States, principally its manufacturing operations in Aberdeen, Scotland and, to a lesser extent, Singapore and Norway. The functional currency of these foreign operations is the local currency and, accordingly, financial statement assets and liabilities are translated at current exchange rates. Resulting translation adjustments are reflected as a separate component of stockholders' equity and have no current effect on earnings or cash flow.

CRITICAL ACCOUNTING POLICIES

   The Company's discussion and analysis of its financial condition and results of operations are based on the Company's Consolidated Financial Statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes the following accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

   Revenue Recognition. For the majority of the company's sales, revenue is recorded at the time the manufacturing process is complete and the products have been shipped to the consumer. Certain revenues are derived from long-term contracts, which generally require more than one year to fulfill. Revenues and cost of sales and related profits from long-term contracts are recognized under the percentage-of-completion method based on a cost incurred basis. Losses on long-term contracts are recognized when they become known. Contracts for long-term projects usually contain provisions for customer progress payments. Payments and billings in excess of revenues recognized are deferred and are included as a customer prepayment liability. Allowances on accounts receivable are provided primarily on the specific-identification method.

   Inventories. Inventory costs are determined principally by the use of the first-in, first-out (FIFO) method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs that are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow moving inventories and reserves are established based on current assessments about future demands and market conditions. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

   Contingent liabilities. We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from our assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

   The Company has no significant derivative instruments and no off-balance sheet hedging or financing arrangements or contracts or operations that rely upon credit or similar ratings.

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

   Effective January 1, 2002, Dril-Quip adopted Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement established a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that had been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement did not have a significant impact on Dril-Quip's financial position or results of operations.

   In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. Under SFAS No. 145, the Company will report gains and losses on the extinguishment of debt, if any, in pre-tax earnings rather than in extraordinary items.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

   Not applicable.

ITEM 8.  Financial Statements and Supplementary Data

                                                                                                   PAGE
                                                                                                   ----
Report of Independent Auditors....................................................................  21
Consolidated Statements of Income for the Three Years in the Period Ended December 31, 2002.......  22
Consolidated Balance Sheets as of December 31, 2001 and 2002......................................  23
Consolidated Statements of Cash Flows for the Three Years in the Period Ended December 31, 2002...  24
Consolidated Statements of Changes in Stockholders' Equity for the Three Years in the Period Ended
  December 31, 2002...............................................................................  25
Notes to Consolidated Financial Statements........................................................  26

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Dril-Quip, Inc.

   We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dril-Quip, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Houston, Texas
February 28, 2003

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                              2000         2001        2002
                                           -----------  ----------- -----------
                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
  Revenues................................ $   163,953  $   202,900 $   215,809

  Cost and expenses:
     Cost of sales........................     111,267      140,920     156,928
     Selling, general, and administrative.      23,164       26,357      27,281
     Engineering and product development..      12,116       14,533      15,231
     Special items........................          --           --       1,350
                                           -----------  ----------- -----------
                                               146,547      181,810     200,790
                                           -----------  ----------- -----------
  Operating income........................      17,406       21,090      15,019
  Interest expense........................         495        2,452       2,101
                                           -----------  ----------- -----------
  Income before income taxes..............      16,911       18,638      12,918
  Income tax provision....................       5,880        6,436       4,195
                                           -----------  ----------- -----------
  Net income.............................. $    11,031  $    12,202 $     8,723
                                           ===========  =========== ===========
  Earnings per share:
     Basic................................ $       .64  $       .71 $       .50
                                           ===========  =========== ===========
     Fully diluted........................ $       .63  $       .70 $       .50
                                           ===========  =========== ===========
  Weighted average shares
     Basic................................  17,274,249   17,292,295  17,293,373
                                           ===========  =========== ===========
     Fully diluted........................  17,504,785   17,351,726  17,337,922
                                           ===========  =========== ===========



       The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                                   ------------------
                                                                                     2001      2002
                                     ASSETS                                        --------  --------
                                                                                     (IN THOUSANDS)
Current assets:
   Cash and cash equivalents...................................................... $ 11,326  $  3,276
   Trade receivables..............................................................   59,789    58,381
   Inventories....................................................................   98,283    99,588
   Deferred taxes.................................................................    5,320     5,692
   Prepaids and other current assets..............................................    2,642     2,439
                                                                                   --------  --------
       Total current assets.......................................................  177,360   169,376

Property, plant, and equipment, net...............................................  102,310   112,129

Other assets......................................................................      289       258
                                                                                   --------  --------
       Total assets............................................................... $279,959  $281,763
                                                                                   ========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................... $ 28,009  $ 14,508
   Current maturities of long-term debt...........................................    1,074     1,188
   Accrued income taxes...........................................................      490     2,505
   Customer prepayments...........................................................    7,725     8,109
   Accrued compensation...........................................................    5,675     5,208
   Other accrued liabilities......................................................    3,289     6,728
                                                                                   --------  --------
       Total current liabilities..................................................   46,262    38,246
Long-term debt....................................................................   57,814    54,196
Deferred taxes....................................................................    3,018     4,011
                                                                                   --------  --------
       Total liabilities..........................................................  107,094    96,453

Stockholders' equity:
   Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued).       --        --
   Common stock:
       50,000,000 shares authorized at $0.01 par value, 17,293,373 issued and
         outstanding at December 31, 2001 and 2002................................      173       173
   Additional paid-in capital.....................................................   64,737    64,737
   Retained earnings..............................................................  115,015   123,738
   Foreign currency translation adjustment........................................   (7,060)   (3,338)
                                                                                   --------  --------
       Total stockholders' equity.................................................  172,865   185,310
                                                                                   --------  --------
       Total liabilities and stockholders' equity................................. $279,959  $281,763
                                                                                   ========  ========

       The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                  ----------------------------
                                                                                    2000      2001      2002
                                                                                  --------  --------  --------
                                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
Net income....................................................................... $ 11,031  $ 12,202  $  8,723
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.................................................    7,428     8,597     9,890
   Loss (gain) on sale of equipment..............................................      (51)      (36)      (20)
   Deferred income taxes.........................................................      (78)      608       653
   Changes in operating assets and liabilities:
       Trade receivables.........................................................  (26,935)    2,763     3,025
       Inventories...............................................................  (18,304)  (29,748)    1,706
       Prepaids and other assets.................................................   (1,135)     (426)       54
       Trade accounts payable and accrued expenses...............................   15,851     5,315    (9,968)
                                                                                  --------  --------  --------
Net cash provided by (used in) operating activities..............................  (12,193)     (725)   14,063

INVESTING ACTIVITIES
Purchase of property, plant, and equipment.......................................  (23,180)  (25,018)  (17,607)
Proceeds from sale of equipment..................................................       69       152       210
                                                                                  --------  --------  --------
Net cash used in investing activities............................................  (23,111)  (24,866)  (17,397)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term borrowings..................   29,001    30,769        87
Principal payments on long-term debt.............................................      (92)     (632)   (4,397)
Proceeds from sale of stock......................................................    1,370        77        --
                                                                                  --------  --------  --------
Net cash provided by (used in) financing activities..............................   30,279    30,214    (4,310)
Effect of exchange rate changes on cash activities...............................      439       833      (406)
                                                                                  --------  --------  --------
Increase (decrease) in cash......................................................   (4,586)    5,456    (8,050)
Cash at beginning of period......................................................   10,456     5,870    11,326
                                                                                  --------  --------  --------
Cash at end of period............................................................ $  5,870  $ 11,326  $  3,276
                                                                                  ========  ========  ========


       The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        UNREALIZED
                                COMMON PAID-IN RETAINED TRANSLATION
                                STOCK  CAPITAL EARNINGS ADJUSTMENT    TOTAL
                                ------ ------- -------- ----------- --------
                                               (IN THOUSANDS)
   Balance at December 31, 1999  $172  $63,291 $ 91,782   $(2,621)  $152,624
                                                                    --------
      Translation adjustment...    --       --       --    (3,235)    (3,235)
      Net income...............    --       --   11,031        --     11,031
                                                                    --------
      Comprehensive income.....    --       --       --        --      7,796
      Options Exercised........     1    1,369       --        --      1,370
                                 ----  ------- --------   -------   --------
   Balance at December 31, 2000   173   64,660  102,813    (5,856)   161,790
                                                                    --------
      Translation adjustment...    --       --       --    (1,204)    (1,204)
      Net income...............    --       --   12,202        --     12,202
                                                                    --------
      Comprehensive income.....    --       --       --        --     10,998
      Options Exercised........    --       77       --        --         77
                                 ----  ------- --------   -------   --------
   Balance at December 31, 2001   173   64,737  115,015    (7,060)   172,865
                                                                    --------
      Translation adjustment...    --       --       --     3,722      3,722
      Net income...............    --       --    8,723        --      8,723
                                                                    --------
      Comprehensive income.....    --       --       --        --     12,445
      Options Exercised........    --       --       --        --         --
                                 ----  ------- --------   -------   --------
   Balance at December 31, 2002  $173  $64,737 $123,738   $(3,338)  $185,310
                                 ====  ======= ========   =======   ========



       The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2002

1.  ORGANIZATION

   Dril-Quip, Inc. (the "Company"), manufactures offshore drilling and production equipment, which is well suited for use in deepwater, harsh environment and severe service applications. The Company's principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connector and diverters for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products. The Company's activities are within a single industry segment. The Company has four subsidiaries that manufacture and market the Company's products abroad. Dril-Quip (Europe) Limited is located in Aberdeen, Scotland, with branches in Norway, Holland, and Denmark. Dril-Quip Asia Pacific PTE Ltd. is located in Singapore. DQ Holdings PTY Ltd. is located in Perth, Australia and Dril-Quip do Brasil Ltda. is located in Macae, Brazil.

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

  Revenue Recognition

   The Company delivers most of its products and services on an as-needed basis by its customers and records revenues as the products are shipped and as services are rendered. Allowances for doubtful accounts are determined generally on a case by case basis and historically have been insignificant. Certain revenues are derived from long-term

                                DRIL-QUIP, INC.

                               DECEMBER 31, 2002

contracts which generally require more than one year to fulfill. Revenues and profits on long-term contracts are recognized under the percentage-of-completion method based on a cost-incurred basis. Losses, if any, on contracts are recognized when they become known. Contracts for long-term projects contain provisions for customer progress payments. Payments in excess of revenues recognized are included as a customer prepayment liability. At December 31, 2002 and 2001, trade receivables included $3,711,000 and $3,468,000 respectively, in unbilled revenue, and inventories had been reduced by $5,178,000 and $9,510,000, respectively, for activities relating to long-term contracts.

  Foreign Currency

   The financial statements of foreign subsidiaries are translated into U.S. dollars at current exchange rates except for revenues and expenses, which are translated at average rates during each reporting period. Translation adjustments are reflected as a separate component of stockholders' equity and have no current effect on earnings or cash flows. These adjustments amounted to a loss of $3,235,000, $1,204,000 and a gain of $3,722,000 in 2000, 2001 and
2002, respectively.

   Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange gains (losses) were approximately ($434,000) in 2000, $85,000 in 2001, and ($425,000) in 2002, net of income taxes. These amounts are included in selling, general, and administrative costs in the consolidated statements of income.

  Stock-Based Compensation

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for stock options granted under the Company's incentive plan.

   Under FAS No. 123, pro forma information is required to reflect the estimated effect on net income and earnings per share as if the Company had accounted for the stock options using the fair value method. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                               2000    2001    2002
                                              ------  ------  ------
          Risk free interest rate............    5.0%    4.9%   4.25%
          Volatility of the stock price......   .645    .637    .649
          Expected life of options (in years)      5       5       5
          Expected dividend..................    0.0%    0.0%    0.0%
          Calculated fair value per share.... $18.82  $10.78  $11.95

                                DRIL-QUIP, INC.

                               DECEMBER 31, 2002


   Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the above plan consistent with the method available under SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2000, 2001 and 2002 would have been reduced to the pro forma amounts listed below.

                                      YEAR ENDED DECEMBER 31,
                                      ----------------------
                                       2000     2001    2002
                                      -------  ------- ------
                   Net Income
                      As reported.... $11,031  $12,202 $8,723
                                      =======  ======= ======
                      Pro forma...... $ 9,289  $ 9,979 $6,784
                                      =======  ======= ======
                   Earnings per share
                      Basic.......... $   .64  $   .71 $  .50
                                      =======  ======= ======
                      Diluted........ $   .63  $   .70 $  .50
                                      =======  ======= ======
                   Pro forma
                      Basic.......... $   .54  $   .58 $  .39
                                      =======  ======= ======
                      Diluted........ $   .53  $   .58 $  .39
                                      =======  ======= ======

  Fair Value of Financial Instruments

   The Company's financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which approximate market rates.

  Concentration of Credit Risk

   Financial instruments which subject the Company to concentrations of credit risk consist principally of trade receivables. The Company grants credit to its customers, which operate primarily in the oil and gas industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential losses and such losses have historically been within management's expectations.

  Comprehensive Income

   SFAS No. 130 requires the reporting of comprehensive income, which includes net income plus unrealized foreign currency translation gains and losses. Comprehensive income has been reported in the Consolidated Statements of Changes in Stockholders' Equity.

  Interest Capitalization

   The Company capitalizes interest on significant construction projects for which interest costs are being incurred. These projects principally consist of construction or expansion of the Company's facilities. The Company capitalized approximately $283,000, $220,000, and $10,000 of interest in 2000, 2001, and
2002 respectively.

  Earnings Per Share

   Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed considering the dilutive effect of stock options.

                                DRIL-QUIP, INC.

                               DECEMBER 31, 2002


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

   Effective January 1, 2002, Dril-Quip adopted Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement established a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that had been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement did not have a significant impact on Dril-Quip's financial position or results of operations.

   In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. Under SFAS No. 145, the Company will report gains and losses on the extinguishment of debt, if any, in pre-tax earnings rather than in extraordinary items.

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

3.  INVENTORIES

   Inventories consist of the following:

                                                    DECEMBER 31,
                                                   ---------------
                                                    2001    2002
                                                   ------- -------
                                                   (IN THOUSANDS)
             Raw materials and supplies........... $28,774 $13,636
             Work in progress.....................  22,418  26,034
             Finished goods and purchased supplies  47,091  59,918
                                                   ------- -------
                                                   $98,283 $99,588
                                                   ======= =======

                                DRIL-QUIP, INC.

                               DECEMBER 31, 2002


4.  PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment consist of:

                                                       DECEMBER 31,
                                         ESTIMATED   -----------------
                                        USEFUL LIVES   2001     2002
                                        ------------ -------- --------
                                                      (IN THOUSANDS)
          Land and improvements........ 10-25 years  $ 12,215 $ 12,702
          Buildings.................... 15-40 years    51,489   53,475
          Machinery and equipment......  3-10 years    94,742  113,359
                                                     -------- --------
                                                      158,446  179,536
          Less accumulated depreciation                56,136   67,407
                                                     -------- --------
                                                     $102,310 $112,129
                                                     ======== ========

5.  LONG-TERM DEBT

   Long-term debt consists of the following:

                                                 DECEMBER 31,
                                                ---------------
                                                 2001    2002
                                                ------- -------
                                                (IN THOUSANDS)
                 Bank Financing................ $58,196 $54,732
                 Equipment financing agreements     692     652
                                                ------- -------
                                                 58,888  55,384
                 Less current portion..........   1,074   1,188
                                                ------- -------
                                                $57,814 $54,196
                                                ======= =======

   The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $60 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. In addition, the facility calls for quarterly interest payments and terminates on May 18, 2004. As of December 31, 2002, the Company had drawn down $46.2 million under this facility for operating activities and capital expenditures.

   Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the amount of U.K. Pounds Sterling 3.7 million (approximately U.S. $6.0 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 3.75% on December 31, 2002, plus 1%, and is repayable in 120 equal monthly installments, plus interest. This facility was used to finance capital expenditures in Norway.

   Dril-Quip Asia Pacific PTE Ltd. has a secured term loan with the Overseas Union Bank dated August 29, 2001 in the amount of Singapore Dollars $6 million (approximately U.S. $3.5 million). Borrowing under this facility bears interest at the swap rate, approximately 0.825%, plus 1.5%, and is repayable in 40 equal quarterly installments, plus interest. This facility was used to finance capital expenditures in Singapore.

   Interest paid on long-term debt for the years ended December 31, 2000, 2001 and 2002 was $471,000, $2,644,000 and $2,278,000 respectively. Scheduled maturities of long-term debt are as follows: 2003--$1,188,000;
2004--$47,390,000; 2005--$1,191,000; 2006--$1,054,000; 2007--$1,038,000, and
thereafter--$3,523,000.

                                DRIL-QUIP, INC.

                               DECEMBER 31, 2002


6.  INCOME TAXES

   Income before income taxes consisted of the following:

                                  2000    2001    2002
                                -------  ------- -------
                                     (IN THOUSANDS)
                       Domestic $16,988  $15,372 $ 5,717
                       Foreign.     (77)   3,266   7,201
                                -------  ------- -------
                       Total... $16,911  $18,638 $12,918
                                =======  ======= =======

   The income tax provision consists of the following:

                                            2000    2001   2002
                                           ------  ------ ------
                                              (IN THOUSANDS)
                Current:
                   Federal................ $5,463  $5,345 $1,426
                   Foreign................    437     466  2,148
                                           ------  ------ ------
                       Total Current......  5,900   5,811  3,574
                Deferred:
                   Federal................    187      --    577
                   Foreign................   (207)    625     44
                                           ------  ------ ------
                       Total deferred.....    (20)    625    621
                                           ------  ------ ------
                                           $5,880  $6,436 $4,195
                                           ======  ====== ======

   The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

                                                  2000  2001  2002
                                                  ----  ----  ----
             Federal income tax statutory rate... 35.0% 35.0% 35.0%
             Foreign income tax rate differential  1.5   0.2  (2.6)
             Benefit of foreign sales corporation (2.3) (0.8)   --
             Other...............................  0.6   0.1   0.1
                                                  ----  ----  ----
             Effective tax rate.................. 34.8% 34.5% 32.5%
                                                  ====  ====  ====

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                      DECEMBER 31,
                                                      -------------
                                                       2001    2002
                                                      ------  ------
                                                      (IN THOUSANDS)
            Deferred tax liability:
               Property, plant and equipment......... $3,018  $4,011
            Deferred tax assets:
               Deferred profit on intercompany sales.  2,986   1,894
               Other--net............................  2,334   3,798
                                                      ------  ------
            Total deferred tax assets................  5,320   5,692
                                                      ------  ------
            Net deferred tax asset................... $2,302  $1,681
                                                      ======  ======

                                DRIL-QUIP, INC.

                               DECEMBER 31, 2002


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

   The Company paid approximately, $5,458,000, $6,044,000 and $1,110,000 in income taxes in 2000, 2001 and 2002, respectively.

7.  EMPLOYEE BENEFIT PLANS

   The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant's eligible contributions for the plan year up to a specified percentage of the participant's annual compensation. The Company's contribution expense was $785,000, $820,000 and $981,000 in 2000, 2001 and 2002,
respectively.

8.  COMMITMENTS AND CONTINGENCIES

   The Company leases certain office, shop and warehouse facilities, automobiles, and equipment. The Company expenses all lease payments when incurred. Total lease expense incurred was $1,093,000, $1,276,000 and $1,119,000 in 2000, 2001 and 2002, respectively. Annual minimum lease commitments at December 31, 2002 are as follows: 2003--$934,000; 2004--$671,000; 2005--$352,000; 2006--$128,000; 2007--$128,000, and
thereafter--$4,324,000.

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

   During the fourth quarter of 2002 the Company established a $1.35 million reserve for warranty claims related to the Company's drilling riser product. To date, these claims have not resulted in legal action and negotiations have commenced to explore the possibility of settling these claims amicably. Although no assurance can be given with respect to the ultimate outcome of ongoing negotiations, the Company does not expect these claims to materially affect its results of operations or financial condition. No additional claims related to this product are expected.

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

                                DRIL-QUIP, INC.

                               DECEMBER 31, 2002


10.  GEOGRAPHIC AREAS

                                           2000      2001      2002
                                         --------  --------  --------
                                                (IN THOUSANDS)
         Revenues
         United States:
            Domestic.................... $ 69,401  $ 95,179  $ 79,260
            Export......................   32,474    24,100    38,742
            Intercompany................   16,128    29,607    21,644
                                         --------  --------  --------
                Total United States.....  118,003   148,886   139,646

         Europe, Middle East, and Africa   53,061    68,285    72,194
         Asia-Pacific...................    9,017    15,336    25,613
         Eliminations...................  (16,128)  (29,607)  (21,644)
                                         --------  --------  --------
                Total................... $163,953  $202,900  $215,809
                                         ========  ========  ========
         Operating Income
         United States.................. $ 19,050  $ 18,612  $  5,367
         Europe, Middle East, and Africa      511     2,061     1,466
         Asia-Pacific...................     (273)    1,157     5,690
         Eliminations...................   (1,882)     (740)    2,496
                                         --------  --------  --------
                Total................... $ 17,406  $ 21,090  $ 15,019
                                         ========  ========  ========
         Identifiable Assets
         United States.................. $171,203  $192,601  $186,507
         Europe, Middle East, and Africa   59,138    81,420    80,957
         Asia-Pacific...................    8,460    11,484    18,223
         Eliminations...................   (5,460)   (5,546)   (3,924)
                                         --------  --------  --------
                Total................... $233,341  $279,959  $281,763
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

   During 2000, no single customer accounted for more than 10% of the Company's total revenues. In 2001, BP p.l.c. and ChevronTexaco Corp. accounted for approximately 13% and 10% of consolidated sales, respectively. In 2002, the Company's top 15 customers represented approximately 63% of total revenues, with Shell accounting for approximately 14% of revenues.

11.  EMPLOYEE STOCK OPTION PLAN AND AWARDS

   On September 19, 1997 the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan (as amended, the "1997 Plan") and the Company reserved 1,700,000 shares of Common Stock for use in connection with the 1997 Plan. During 2001, the Company reserved an additional 700,000 shares for use in connection with the 1997 Plan. Persons eligible for awards under the 1997 Plan are employees holding positions of responsibility with the Company or any of

                                DRIL-QUIP, INC.

                               DECEMBER 31, 2002

its subsidiaries. Options granted under the 1997 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant. Option activity for the years ended December 31, 1997, 1998, 1999, 2000, 2001 and 2002 were as follows:

                                                          WEIGHTED
                                                          AVERAGE
                                               NUMBER OF  EXERCISE
                                                OPTIONS    PRICE
                                               ---------  --------
              Outstanding at January 1, 1997..         0   $   --
                 Granted--1997 Plan...........   411,250    24.00
                                               ---------   ------
              Outstanding at December 31, 1997   411,250    24.00
                 Granted--1997 Plan...........   261,596    19.81
                                               ---------   ------
              Outstanding at December 31, 1998   672,846    22.37
                 Granted--1997 Plan...........   250,280    23.44
                                               ---------   ------
              Outstanding at December 31, 1999   923,126    22.66
                 Exercised--1997 Plan.........   (45,498)   23.54
                 Granted--1997 Plan...........   216,214    32.13
                                               ---------   ------
              Outstanding at December 31, 2000 1,093,842    24.50
                 Exercised--1997 Plan.........    (2,875)   22.95
                 Granted--1997 Plan...........   321,495    18.00
                                               ---------   ------
              Outstanding at December 31, 2001 1,412,462    23.03
                 Granted--1997 Plan...........   308,035    20.61
                                               ---------   ------
              Outstanding at December 31, 2002 1,720,497   $22.60
                                               =========   ======

                                                          WEIGHTED
                                                          AVERAGE
                                               NUMBER OF  EXERCISE
                                                OPTIONS    PRICE
                                               ---------  --------
              Exercisable, December 31,
                 1998.........................   102,813   $24.00
                 1999.........................   271,024   $22.99
                 2000.........................   456,308   $22.77
                 2001.........................   738,268   $23.42
                 2002......................... 1,000,898   $23.22

   The following table summarizes information about stock options outstanding at December 31, 2002.

                                              WEIGHTED
                                              AVERAGE      WEIGHTED
                                    NUMBER    EXERCISE     AVERAGE
         RANGE OF EXERCISE PRICES OUTSTANDING  PRICE   CONTRACTUAL LIFE
         ------------------------ ----------- -------- ----------------
             $18.00 to $24.00....  1,504,193   $21.22     7.20 years
             $32.13..............    216,214   $32.13     7.82 years
                                   ---------   ------     ----------
                                   1,720,407   $22.59     7.28 years
                                   =========   ======     ==========

   The Company applied Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized in the results of operations, as the exercise price for options granted under this plan is equal to the market price on the date of grant.

                                DRIL-QUIP, INC.

                               DECEMBER 31, 2002


12.  QUARTERLY RESULTS OF OPERATIONS: (UNAUDITED)

                                           QUARTER ENDED
                                 ---------------------------------
                                 MARCH 31    JUNE 30 SEPT. 30 DEC. 31
                                 --------    ------- -------- -------
                                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
             2002
             Revenues........... $51,097     $54,013 $52,621  $58,078
             Operating income...   4,753       4,125   3,832    2,309
             Net income.........   2,786       2,374   2,253    1,310
             Earnings per share:
                Basic(1)........    0.16        0.14    0.13     0.08
                Diluted(1)......    0.16        0.14    0.13     0.08

                                           QUARTER ENDED
                                 ---------------------------------
                                 MARCH 31    JUNE 30 SEPT. 30 DEC. 31
                                 --------    ------- -------- -------
                                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
             2001
             Revenues........... $47,105     $48,900 $54,356  $52,539
             Operating income...   4,904       5,353   5,422    5,411
             Net income.........   2,808       3,086   3,150    3,158
             Earnings per share:
                Basic(1)........    0.16        0.18    0.18     0.18
                Diluted(1)......    0.16        0.18    0.18     0.18

--------
(1) The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

   The information required by this item is set forth under the captions "Election of Directors" and "--Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement (the "2003 Proxy Statement") for its annual meeting of stockholders to be held on May 15, 2003, which sections are incorporated herein by reference.

   Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11.  Executive Compensation

   The information required by this item is set forth in the sections entitled "Election of Directors--Director Compensation" and "Executive Compensation" in the 2003 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholder Matters

   The information required by this item is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2003 Proxy Statement, which sections are incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Party Transactions

   The information required by this item is set forth in the section entitled "Election of Directors--Certain Transactions" in the 2003 Proxy Statement, which section is incorporated herein by reference.

ITEM 14.  Controls and Procedures

   Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

 *10.1  --Credit Agreement between the Company and Guaranty, FSB dated May 18, 2001 (Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 2001
          (SEC File No. 001-13439)).

 *10.2  --Credit Agreement between Dril-Quip (Europe) Limited and Bank of Scotland dated November 18,
          1999 (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the
          Quarter ended March 30, 2000 (SEC File No. 001-13439))

+*10.3  --Form of Employment Agreement between the Company and each of Messrs. Reimert, Smith and
          Walker (Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement
          On Form S-1 (Registration No. 333-33447)).

+*10.4  --1997 Incentive Plan of Dril-Quip, Inc. (as amended March 16, 2001) (Incorporated herein by reference to Appendix B to the Company's Proxy Statement, filed on March 23, 2001, for the annual meeting of Stockholders held on May 10, 2001, (SEC file No. 001-13439)).

 *21.1  --Subsidiaries of the Registrant (Incorporated herein by reference to Exhibit 21.1 of the Company's
          Annual Report on Form 10-K for the year ended December 31, 1998 (SEC File No. 001-13439)).

EXHIBIT
  NO.                                                DESCRIPTION
-------                                              -----------

 23.1   --Consent of Ernst & Young LLP.

 99.1   --Certification by Co-Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of
          2002.

 99.2   --Certification by Co-Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of
          2002.

 99.3   --Certification by Co-Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of
          2002.

 99.4   --Certification by Chief Financial Officer required by Section 906 of the Sarbanes-Oxley-Act of 2002.

--------
*  Incorporated herein by reference as indicated.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

   (b)  Reports on Form 8-K

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2003.

                                              DRIL-QUIP, INC.

                                              By:     /s/ LARRY E. REIMERT
                                                  -----------------------------
                                                        Larry E. Reimert
                                                   Co-Chairman of the Board of
                                                            Directors

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                         CAPACITY                  DATE
            ----                         --------                  ----

     /S/ J. MIKE WALKER        Co-Chairman of the Board and   March 26, 2003
-----------------------------    Director (Co-Principal
       J. MIKE WALKER            Executive Officer)

    /S/ LARRY E. REIMERT       Co-Chairman of the Board and   March 26, 2003
-----------------------------    Director (Co-Principal
      LARRY E. REIMERT           Executive Officer)

      /S/ GARY D. SMITH        Co-Chairman of the Board and   March 26, 2003
-----------------------------    Director (Co-Principal
        GARY D. SMITH            Executive Officer)

     /S/ JERRY M. BROOKS       Chief Financial Officer        March 26, 2003
-----------------------------    (Principal Financial and
       JERRY M. BROOKS           Accounting Officer)

    /S/ GARY W. LOVELESS       Director                       March 26, 2003
-----------------------------
      GARY W. LOVELESS

       /S/ A.P SHUKIS          Director                       March 26, 2003
-----------------------------
         A.P SHUKIS

      /S/ GARY L. STONE        Director                       March 26, 2003
-----------------------------
        GARY L. STONE

                                CERTIFICATIONS

   I, Larry E. Reimert, certify that:

    1. I have reviewed this annual report on Form 10-K of Dril-Quip, Inc. (the "registrant");

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003


By:   /s/ LARRY E. REIMERT
    --------------------------
    Larry E. Reimert,
    Co-Chief Executive Officer

I, Gary D. Smith, certify that:

    1. I have reviewed this annual report on Form 10-K of Dril-Quip, Inc. (the "registrant");

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003


By:     /s/ GARY D. SMITH
    -------------------------
    Gary D. Smith, Co-Chief
    Executive Officer

   I, J. Mike Walker, certify that:

    1. I have reviewed this annual report on Form 10-K of Dril-Quip, Inc. (the "registrant");

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003


By:    /s/ J. MIKE WALKER
    -------------------------
    J. Mike Walker, Co-Chief
    Executive Officer

   I, Jerry M. Brooks, certify that:

    1. I have reviewed this annual report on Form 10-K of Dril-Quip, Inc. (the "registrant");

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003


By:    /s/ JERRY M. BROOKS
    -------------------------
    Jerry M. Brooks, Chief
    Financial Officer