Form 10-Q
period 2003-03-31
DRIL-QUIP INC
filed 2003-05-14
CIK 1042893

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                               -----------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

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

   Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act).  YES  [X]     NO   [_]

   As of May 13, 2003, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 17,293,373.

================================================================================

                         PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                DRIL-QUIP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                      December 31, March 31,
                                                                                          2002       2003
                                                                                      ------------ ---------
                                                                                          (In thousands)
                                      ASSETS
Current assets:
   Cash and cash equivalents.........................................................   $  3,276   $  5,903
   Trade receivables.................................................................     58,381     49,194
   Inventories.......................................................................     99,588    100,879
   Deferred taxes....................................................................      5,692      5,729
   Prepaids and other current assets.................................................      2,439      2,868
                                                                                        --------   --------
       Total current assets..........................................................    169,376    164,573

Property, plant and equipment, net...................................................    112,129    105,703
Other assets.........................................................................        258        256
                                                                                        --------   --------
       Total assets..................................................................   $281,763   $270,532
                                                                                        ========   ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................................   $ 14,508   $ 13,007
   Current maturities of long-term debt..............................................      1,188      1,167
   Accrued income taxes..............................................................      2,505      2,709
   Customer prepayments..............................................................      8,109      5,057
   Accrued compensation..............................................................      5,208      5,442
   Other accrued liabilities.........................................................      6,728      5,126
                                                                                        --------   --------
       Total current liabilities.....................................................     38,246     32,508
Long-term debt.......................................................................     54,196     47,558
Deferred taxes.......................................................................      4,011      4,009
                                                                                        --------   --------
       Total liabilities.............................................................     96,453     84,075
Stockholders' equity:
   Preferred stock:
     10,000,000 shares authorized at $0.01 par value (none issued)...................         --         --
   Common stock:
     50,000,000 shares authorized at $0.01 par value, 17,293,373 shares issued and
       outstanding...................................................................        173        173
   Additional paid-in capital........................................................     64,737     64,737
   Retained earnings.................................................................    123,738    125,810
   Foreign currency translation adjustment...........................................     (3,338)    (4,263)
                                                                                        --------   --------
       Total stockholders' equity....................................................    185,310    186,457
                                                                                        --------   --------
       Total liabilities and stockholders' equity....................................   $281,763   $270,532
                                                                                        ========   ========

       The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                Three months ended March 31,
                                                ----------------------------
                                                   2002           2003
                                                 -----------    -----------
                                                (In thousands except share
                                                       amounts)
        Revenues............................... $    51,097    $    55,221
        Cost and expenses:
           Cost of sales.......................      35,616         40,130
           Selling, general and administrative.       6,814          7,329
           Engineering and product development.       3,914          4,287
                                                 -----------    -----------
                                                     46,344         51,746
                                                 -----------    -----------
        Operating income.......................       4,753          3,475
        Interest expense.......................         516            450
                                                 -----------    -----------
        Income before income taxes.............       4,237          3,025
        Income tax provision...................       1,451            953
                                                 -----------    -----------
        Net income............................. $     2,786    $     2,072
                                                 ===========    ===========
        Earnings per share:
           Basic............................... $      0.16    $      0.12
                                                 ===========    ===========
           Fully diluted....................... $      0.16    $      0.12
                                                 ===========    ===========
        Weighted average shares:
           Basic...............................  17,293,000     17,293,000
                                                 ===========    ===========
           Fully diluted.......................  17,351,000     17,293,000
                                                 ===========    ===========



       The accompanying notes are an integral part of these statements.

                                DRIL-QUIP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three months ended
                                                                                      March 31,
                                                                                  ----------------
                                                                                    2002      2003
                                                                                  -------   -------
                                                                                   (In thousands)
Operating activities
Net income....................................................................... $ 2,786   $ 2,072
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.................................................   2,221     2,652
   Loss on sale of equipment.....................................................      30        15
   Deferred income taxes.........................................................     216       (43)
   Changes in operating assets and liabilities:
       Trade receivables.........................................................   2,676     8,916
       Inventories...............................................................  (2,216)   (2,053)
       Prepaids and other assets.................................................    (145)     (458)
       Trade accounts payable and accrued expenses...............................  (4,095)   (5,489)
                                                                                  -------   -------
          Net cash provided by operating activities..............................   1,473     5,612
Investing activities
   Purchase of property, plant and equipment.....................................  (5,876)   (2,266)
   Transfer of rental assets to inventory........................................      --     5,518
   Proceeds from sale of equipment...............................................       2        16
                                                                                  -------   -------
          Net cash (used in) provided by investing activities....................  (5,874)    3,268
Financing activities
   Proceeds from revolving line of credit and long-term borrowing................      87        --
   Principal payments on long-term debt..........................................  (4,544)   (6,498)
                                                                                  -------   -------
          Net cash used by financing activities..................................  (4,457)   (6,498)
Effect of exchange rate changes on cash activities...............................     287       245
                                                                                  -------   -------
Increase (decrease) in cash......................................................  (8,571)    2,627
Cash at beginning of period......................................................  11,326     3,276
                                                                                  -------   -------
Cash at end of period............................................................ $ 2,755   $ 5,903
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

   The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2002, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2003, and the results of operations and the cash flows for each of the three-month periods ended March 31, 2003 and 2002. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                                DRIL-QUIP, INC.

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

   Under SFAS No. 123, pro forma information is required to reflect the estimated effect on the net income and earnings per share as if the Company had accounted for the stock options using the fair value method. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                       2003
                                   -                  ------
                  Risk fee interest rate.............   4.25%
                  Volatility of the stock price......   .626
                  Expected life of options (in years)      5
                  Expected dividend..................    0.0%
                  Calculated fair value per share.... $11.66

                                DRIL-QUIP, INC.

   Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the above plan consistent with the method available under SFAS No. 123, the Company's net income and earnings per share for the three months ended March
31, 2002 and 2003 would have been reduced to the pro forma amounts listed below.

                                           Three Months
                                           Ended March 31,
                                -          ---------------
                                            2002    2003
                                           ------  ------
                        Net Income
                           As reported.... $2,786  $2,072
                           Pro forma...... $2,346  $1,491
                        Earnings per share
                           Basic.......... $  .16  $  .12
                           Diluted........ $  .16  $  .12
                        Pro forma.........
                           Basic.......... $  .14  $  .09
                           Diluted........ $  .14  $  .09

There were no option grants during the first quarter of 2003.

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

  Comprehensive Income

   SFAS No. 130 establishes the rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company to include unrealized gains or losses on foreign currency translation adjustments in other comprehensive income.

   The following table provides comprehensive income for the periods indicated:

                                                     Three months
                                                    ended March 31,
                               -                    --------------
                                                     2002    2003
                                                    ------  ------
                                                    (In thousands)
            Net income............................. $2,786  $2,072
            Foreign currency translation adjustment   (740)   (925)
                                                    ------  ------
               Comprehensive income................ $2,046  $1,147
                                                    ======  ======

                                DRIL-QUIP, INC.

  Earnings Per Share

   Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed considering the dilutive effect of stock options.

  New Accounting Standards

   Effective January 1, 2003, Dril-Quip adopted Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. Under SFAS No. 145, the Company will report gains and losses on the extinguishment of debt, if any, in pre-tax earnings rather than in extraordinary items.

   Effective January 1, 2003, Dril-Quip adopted Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities. Adoption of this statement did not have a significant impact on Dril-Quip's financial position or results of operations.

3.  INVENTORIES

   Inventories consist of the following:

                                                            (Unaudited)
                                               December 31,  March 31,
                                                   2002        2003
                                               ------------ -----------
                                                    (In thousands)
         Raw materials and supplies...........   $13,636     $ 13,873
         Work in progress.....................    26,034       21,191
         Finished goods and purchased supplies    59,918       65,815
                                                 -------     --------
                                                 $99,588     $100,879
                                                 =======     ========

                                DRIL-QUIP, INC.

4.  GEOGRAPHIC AREAS

                                              Three months ended
                                                   March 31,
                                              ------------------
                                                2002      2003
                                              --------  --------
                                                (In thousands)
              Revenues
              United States:
                 Domestic.................... $ 20,524  $ 20,917
                 Export......................    5,402    13,916
                 Intercompany................    6,549     6,917
                                              --------  --------
                     Total United States.....   32,475    41,750

              Europe, Middle East, and Africa   17,303    14,491
              Asia-Pacific...................    7,868     5,897
              Eliminations...................   (6,549)   (6,917)
                                              --------  --------
                     Total................... $ 51,097  $ 55,221
                                              ========  ========
              Operating Income
              United States.................. $  2,092  $  3,513
              Europe, Middle East, and Africa      825    (1,476)
              Asia-Pacific...................    1,828     1,756
              Eliminations...................        8      (318)
                                              --------  --------
                     Total................... $  4,753  $  3,475
                                              ========  ========
              Identifiable Assets
              United States.................. $186,276  $179,311
              Europe, Middle East, and Africa   76,652    77,541
              Asia-Pacific...................   15,590    17,810
              Eliminations...................   (5,400)   (4,130)
                                              --------  --------
                     Total................... $273,118  $270,532
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere herein, and with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

   Revenues. Dril-Quip's revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the three months ended March 31, 2003, the Company derived 84% of its revenues from the sale of its products and 16% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip's sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

   The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first three months of 2003, 6 projects representing approximately 14% of the Company's revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts billed to or received from customers in excess of revenues recognized are classified as a current liability.

   Foreign sales represent a significant portion of the Company's business. In the three months ended March 31, 2003, the Company generated approximately 62% of its revenues from foreign sales. In this period, approximately 73% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

   Income Tax Provision. Dril-Quip's effective tax rate has historically been lower than the statutory rate due to benefits from its foreign sales corporation or foreign income tax rate differentials.

Results of Operations

   The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

                                                        Three months
                                                            ended
                                                          March 31,
                                                        ------------
                                                         2002   2003
                                                        -----  -----
           Revenues:
              Product Group............................  88.2%  84.2%
              Service Group............................  11.8%  15.8%
                                                        -----  -----
                  Total................................ 100.0% 100.0%
           Cost of sales...............................  69.7%  72.7%
           Selling, general and administrative expenses  13.3%  13.3%
           Engineering and product development expenses   7.7%   7.7%
           Operating income............................   9.3%   6.3%
           Interest expense............................   1.0%   0.8%
                                                        -----  -----
           Income before income taxes..................   8.3%   5.5%
           Income tax provision........................   2.8%   1.7%
                                                        -----  -----
           Net income..................................   5.5%   3.8%
                                                        =====  =====

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

   Revenues. Revenues increased by $4.1 million, or approximately 8%, to $55.2 million in the three months ended March 31, 2003 from $51.1 million in the three months ended March 31, 2002. The net increase resulted from increased export sales and domestic sales from the United States of $8.5 million and $400,000 respectively, offset by decreased sales of $2.8 million in the European area and $2.0 million in the Asia Pacific area.

   Cost of Sales. Cost of sales increased $4.5 million, or approximately 13%, to $40.1 million for the three months ended March 31, 2003 from $35.6 million for the same period in 2002. As a percentage of revenues, cost of sales were approximately 73% and 70% for the three-month periods ending March 31, 2003 and 2002, respectively. This increase in cost of sales as a percentage of revenues was attributed to competitive pricing pressure combined with increases in manufacturing costs and changes in product mix.

   Selling, General and Administrative Expenses. In the three months ended March 31, 2003, selling, general and administrative expenses increased by approximately $500,000, or 8%, to $7.3 million from $6.8 million in the 2002 period. The increase in selling, general and administrative expenses was primarily due to increased costs of labor, insurance and employee benefits. Selling, general and administrative expenses as a percentage of revenues remained constant at 13.3%.

   Engineering and Product Development Expenses. In the three months ended March 31, 2003, engineering and product development expenses increased by approximately 10% to $4.3 million from $3.9 million for the same period in 2002. This increase was primarily due to costs related to the development of new products. Engineering and product development expenses as a percentage of revenues were 7.7% in 2003 and 2002.

   Interest Expense. Interest expense for the three months ended March 31, 2003 was $450,000 as compared to interest expense of $516,000 for the three-month period ended March 31, 2002. This change resulted primarily from reduced borrowings during the period ended March 31, 2003 under the Company's unsecured revolving line of credit as compared to borrowings during the period ended March 31, 2002.

   Net Income. Net income was approximately $2.1 million in the three months ended March 31, 2003 and $2.8 million for the same period in 2002, for the reasons set forth above.

Liquidity and Capital Resources

   The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company's principal sources of funds are cash flows from operations and bank indebtedness.

   Net cash provided by operating activities was approximately $5.6 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively. The improvement in cash flow from operating activities was principally due to decreased working capital requirements attributable to accounts receivable, offset by an increase in inventories and reduced payables and accrued expenses.

   Capital expenditures by the Company were $2.3 million and $5.9 million for the three months ended March 31, 2003 and 2002, respectively. Principal payments on long-term debt were approximately $6.5 million and $4.5 million for the three months ended March 31, 2003 and 2002, respectively.

   The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $60 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on May 18, 2004. As of March 31, 2003, the Company had drawn down $40 million under this facility for operating activities and capital expenditures.

   Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2002 in the amount of U.K. Pounds Sterling 3.7 million (approximately U.S. $5.9 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, currently 3.75%, plus 1%, and is repayable in 120 equal monthly installments, plus interest. This facility was used to finance capital expenditures in Norway.

   Dril-Quip Asia Pacific PTE Ltd. has a secured term loan with the Overseas Union Bank dated August 29, 2001 in the amount of Singapore $6 million (approximately U.S. $3.4 million). Borrowing under this facility bears interest at the swap rate, approximately 0.8%, plus 1.5% and is repayable in 40 equal quarterly installments, plus interest. This facility was used to finance capital expenditures in Singapore.

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

Item 4.  CONTROLS AND PROCEDURES.

   Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weakness.

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

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

   None.

Item 3.  Defaults Upon Senior Securities.

   None.

Item 4.  Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2003.

Item 5.  Other Information.

   Forward Looking Statements.

   This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements contained in all parts of this document that are not historical facts are forward looking statements that involve risks and uncertainties that are beyond Dril-Quip's control. You can identify Dril-Quip's forward looking statements by the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions. These forward-looking statements include the following types of information and statements as they relate to Dril-Quip:

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

 *4.3   --Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-
          33447)).

 *4.4   --Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-33447)).

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

                                              DRIL-QUIP, INC.

                                              By:     /s/  JERRY M. BROOKS
                                                  -----------------------------
                                                         Jerry M. Brooks
                                                   Principal Financial Officer
                                                  and Duly Authorized Signatory

Date: May 13, 2003

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

Date: May 13, 2003


By    /s/  LARRY E. REIMERT
    --------------------------
        Larry E. Reimert
    Co-Chief Executive Officer

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

Date: May 13, 2003


By     /s/  GARY D. SMITH
    --------------------------
          Gary D. Smith
    Co-Chief Executive Officer

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

Date: May 13, 2003


By     /s/  J. MIKE WALKER
    --------------------------
         J. Mike Walker
    Co-Chief Executive Officer

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

Date: May 13, 2003


By    /s/  JERRY M. BROOKS
    -------------------------
         Jerry M. Brooks
     Chief Financial Officer