Form 10-Q
period 2003-06-30
DRIL-QUIP INC
filed 2003-08-14
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13439

DRIL-QUIP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	74-2162088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13550 HEMPSTEAD HIGHWAY

HOUSTON, TEXAS

77040

(Address of principal executive offices)

(Zip Code)

(713) 939-7711

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒     No   ☐

As of August 13, 2003, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 17,293,373.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2002	June 30, 2003
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,276	$6,396
Trade receivables	58,381	54,359
Inventories	99,588	100,742
Deferred taxes	5,692	5,806
Prepaids and other current assets	2,439	3,185

Total current assets	169,376	170,488
Property, plant and equipment, net	112,129	106,638
Other assets	258	268

Total assets	$281,763	$277,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,508	$18,013
Current maturities of long-term debt	1,188	1,201
Accrued income taxes	2,505	1,102
Customer prepayments	8,109	3,971
Accrued compensation	5,208	5,564
Other accrued liabilities	6,728	5,268

Total current liabilities	38,246	35,119
Long-term debt	54,196	47,468
Deferred taxes	4,011	4,009

Total liabilities	96,453	86,596
Stockholders’ equity:
Preferred stock:
10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 17,293,373 shares issued and outstanding	173	173
Additional paid-in capital	64,737	64,737
Retained earnings	123,738	127,845
Foreign currency translation adjustment	(3,338)	(1,957)

Total stockholders’ equity	185,310	190,798

Total liabilities and stockholders’ equity	$281,763	$277,394

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
	(In thousands except share amounts)
Revenues	$54,013	$55,724	$105,110	$110,945
Cost and expenses:
Cost of sales	39,508	39,953	75,124	80,083
Selling, general and administrative	6,890	7,087	13,704	14,416
Engineering and product development	3,490	4,050	7,404	8,337
Special item	—	1,400	—	1,400

	49,888	52,490	96,232	104,236

Operating income	4,125	3,234	8,878	6,709
Interest expense	528	413	1,044	863

Income before income taxes	3,597	2,821	7,834	5,846
Income tax provision	1,223	786	2,674	1,739

Net income	$2,374	$2,035	$5,160	$4,107

Earnings per share:
Basic	$0.14	$0.12	$0.30	$0.24

Fully diluted	$0.14	$0.12	$0.30	$0.24

Weighted average shares:
Basic	17,293,000	17,293,000	17,293,000	17,293,000

Fully diluted	17,370,000	17,293,000	17,361,000	17,293,000

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2002	2003
	(In thousands)
Operating activities
Net income	$5,160	$4,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,526	5,276
Loss (gain) on sale of equipment	38	(79)
Deferred income taxes	775	(104)
Changes in operating assets and liabilities:
Trade receivables	11,722	5,159
Inventories	1,332	408
Prepaids and other assets	(706)	(697)
Trade accounts payable and accrued expenses	(13,343)	(3,540)

Net cash provided by operating activities	9,504	10,530

Investing activities
Purchase of property, plant and equipment	(12,643)	(4,889)
Transfer of rental assets to inventory	—	5,518
Proceeds from sale of equipment	20	160

Net cash (used in) provided by investing activities	(12,623)	789

Financing activities
Proceeds from revolving line of credit and long-term borrowing	87	—
Principal payments on long-term debt	(3,867)	(6,791)

Net cash used in financing activities	(3,780)	(6,791)
Effect of exchange rate changes on cash activities	210	(1,408)

Increase (decrease) in cash	(6,689)	3,120
Cash at beginning of period	11,326	3,276

Cash at end of period	$4,637	$6,396

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), manufactures highly engineered offshore drilling and production equipment which is well suited for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connectors and diverters for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products. The Company has four subsidiaries that manufacture and market the Company’s products abroad. Dril-Quip (Europe) Limited is located in Aberdeen, Scotland, with branches in Norway, Holland and Denmark. Dril-Quip Asia Pacific PTE Ltd. is located in Singapore. DQ Holdings PTY Ltd. is located in Perth, Australia and Dril-Quip do Brasil LTDA is located in Macae, Brazil.

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2002, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2003, and the results of operations for each of the three and six-month periods ended June 30, 2003 and 2002 and cash flows for each of the six-month periods ended June 30, 2003 and 2002. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.    SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Short term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents.

Inventories

The Company’s inventories are reported at the lower of cost (first-in, first-out method) or market.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (UNAUDITED)

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

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at current exchange rates except for revenues and expenses, which are translated at average rates during each reporting period. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows.

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. These amounts are included in selling, general, and administrative costs in the consolidated statements of income.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting For Stock Based Compensation” (“SFAS No. 123”). Accordingly, no compensation cost has been recognized for stock options granted under the Company’s incentive plan.

Under SFAS No. 123, pro forma information is required to reflect the estimated effect on net income and earnings per share as if the Company had accounted for the stock options using the fair value method. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

2003
Risk free interest rate	4.25%
Volatility of the stock price	.626
Expected life of options (in years)	5
Expected dividend	0.0%
Calculated fair value per option	$11.66

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (UNAUDITED)

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under the above plan consistent with the alternative accounting method under SFAS No. 123, the Company’s net income and earnings per share for the six months ended June 30, 2002, and 2003 would have been reduced to the pro forma amounts listed below.

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Net Income
As reported	$2,374	$2,035	$5,160	$4,107
Pro forma	1,933	1,442	4,279	2,933
Earnings per share:
As reported
Basic	.14	.12	.30	.24
Diluted	.14	.12	.30	.24
Pro forma
Basic	.11	.08	.25	.17
Diluted	.11	.08	.25	.17

There were no option grants during the second quarter of 2003.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which approximate market rates.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist principally of trade receivables. The Company grants credit to its customers, which operate primarily in the oil and gas industry. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential losses and such losses have historically been within management’s expectations.

Comprehensive Income

SFAS No. 130 establishes the rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company to include unrealized gains or losses on foreign currency translation adjustments in other comprehensive income. Generally, gains are attributed to a weakening U.S. dollar and losses are the result of a strengthening U.S. dollar.

The following table provides comprehensive income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
	(In thousands)		(In thousands)
Net income	$2,374	$2,035	$5,160	$4,107
Foreign currency translation adjustment	2,793	2,306	2,053	1,381

Comprehensive income	$5,167	$4,341	$7,213	$5,488

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (UNAUDITED)

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed considering the dilutive effect of stock options.

New Accounting Standards

Effective January 1, 2003, Dril-Quip adopted Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. Under SFAS No. 145, the Company will report gains and losses on the extinguishment of debt, if any, in pre-tax earnings rather than in extraordinary items.

Effective January 1, 2003, Dril-Quip adopted Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities. Adoption of this statement did not have a significant impact on Dril-Quip’s financial position or results of operations.

3.    INVENTORIES

Inventories consist of the following:

	December 31, 2002	(Unaudited) June 30, 2003
	(In thousands)
Raw materials and supplies	$13,636	$16,974
Work in progress	26,034	19,912
Finished goods and purchased supplies	59,918	63,856

	$99,588	$100,742

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (UNAUDITED)

4.    GEOGRAPHIC AREAS

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
	(In thousands)		(In thousands)
Revenues
United States:
Domestic	$15,650	$16,580	$36,174	$37,497
Export	14,277	5,860	19,679	19,776
Intercompany	3,924	10,720	10,473	17,637

Total United States	33,851	33,160	66,326	74,910
Europe, Middle East, and Africa	19,835	24,303	37,138	38,794
Asia-Pacific	4,251	8,981	12,119	14,878
Eliminations	(3,924)	(10,720)	(10,473)	(17,637)

Total	$54,013	$55,724	$105,110	$110,945

Operating Income (Loss)
United States	$763	$(1,161)	$2,855	$2,352
Europe, Middle East, and Africa	1,464	2,301	2,289	825
Asia-Pacific	912	2,280	2,740	4,036
Eliminations	986	(186)	994	(504)

Total	$4,125	$3,234	$8,878	$6,709

			Dec. 31, 2002	June 30, 2003
Identifiable Assets
United States			$186,507	$171,861
Europe, Middle East, and Africa			80,957	86,412
Asia-Pacific			18,223	23,372
Eliminations			(3,924)	(4,251)

Total			$281,763	$277,394

Export sales from the United States to unaffiliated customers consist of worldwide sales outside the territorial waters of the United States. Europe sales are primarily to the North Sea, with lesser sales to Africa and the Middle East, while Asia-Pacific’s sales are primarily to Australia, Thailand, Malaysia, and Indonesia.

Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

Operating Income (Loss) for the United States during the second quarter of 2003 includes a $1.4 million Special Item resulting from the settlement of a previously disclosed warranty claim related to the Company’s drilling riser product. A reserve for this claim was established in the fourth quarter of 2002. As a result of this settlement, all outstanding warranty issues related to this product have been resolved.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere herein, and with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

Dril-Quip manufactures highly engineered offshore drilling and production equipment which is well suited for use in deepwater, harsh environment and severe service applications. The Company designs and manufactures subsea equipment, surface equipment and offshore rig equipment for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connectors and diverters. Dril-Quip also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products.

Both the market for offshore drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.

Revenues. Dril-Quip’s revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the six months ended June 30, 2003, the Company derived 84% of its revenues from the sale of its products and 16% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first six months of 2003, 6 projects representing approximately 11% of the Company’s revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts billed to or received from customers in excess of revenues recognized are classified as a current liability.

Foreign sales represent a significant portion of the Company’s business. In the six months ended June 30, 2003, the Company generated approximately 66% of its revenues from foreign sales. In this period, approximately 68% (on the basis of revenues generated) of all products sold were manufactured in the United States.

Cost of Sales. The principal elements of cost of sales are labor, raw materials and manufacturing overhead. Variable costs, such as labor, raw materials, supplies and energy, generally account for approximately two-thirds of the Company’s cost of sales. Fixed costs, such as the fixed portion of manufacturing overhead, constitute the remainder of the Company’s cost of sales. Cost of sales as a percentage of revenues is also influenced by the product mix sold in any particular quarter and market conditions. The Company’s costs related to its foreign operations do not significantly differ from its domestic costs.

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

Income Tax Provision. Dril-Quip’s effective tax rate has historically been lower than the statutory rate due to benefits from its foreign sales corporation or foreign income tax rate differentials.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Revenues:
Product Group	85.8%	83.2%	86.9%	83.7%
Service Group	14.2%	16.8%	13.1%	16.3%

Total	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.1%	71.7%	71.5%	72.2%
Selling, general and administrative expenses	12.8%	12.7%	13.0%	13.0%
Engineering and product development expenses	6.4%	7.3%	7.0%	7.5%
Special item	0.0%	2.5%	0.0%	1.2%

Operating income	7.7%	5.8%	8.5%	6.1%
Interest expense	1.0%	0.7%	1.0%	0.8%

Income before income taxes	6.7%	5.1%	7.5%	5.3%
Income tax provision	2.3%	1.4%	2.6%	1.6%

Net income	4.4%	3.7%	4.9%	3.7%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002.

Revenues. Revenues increased by $1.7 million, or approximately 3%, to $55.7 million in the three months ended June 30, 2003 from $54.0 million in the three months ended June 30, 2002. The net increase resulted from increased domestic sales from the United States of $900,000, increased sales of $4.5 million in the European area and $4.7 million in the Asia Pacific Region, offset by decreased export sales in the United States of $8.4 million. Revenues increased in the European and Asia Pacific regions as demand for the Company’s products improved in those areas. Export sales from the United States fell as the Company experienced reduced shipments to South America and Brazil.

Cost of Sales. Cost of sales increased by approximately $500,000, or 1%, to $40.0 million for the three months ended June 30, 2003 from $39.5 million for the same period in 2002. As a percentage of revenues, cost of sales were approximately 72% and 73% for the three-month periods ending June 30, 2003 and 2002, respectively. The improvement in cost of sales as a percentage of revenues was primarily due to favorable changes in product mix.

Selling, General and Administrative Expenses. In the three months ended June 30, 2003, selling, general and administrative expenses increased by approximately 3%, to $7.1 million from $6.9 million in the 2002 period primarily as a result of employee salary increases. Selling, general and administrative expenses decreased as a percentage of revenues to 12.7% in 2003 from 12.8% in 2002.

Engineering and Product Development Expenses. In the three months ended June 30, 2003, engineering and product development expenses increased by approximately 16% to $4.1 million from $3.5 million for the same period in 2003. This increase was primarily due to costs related to the development of new products and expenses related to new project proposals. Engineering and product development expenses increased as a percentage of revenues to 7.3% in 2003 from 6.4% in 2002.

Special Item. The second quarter 2003 results include a $0.9 million after-tax effect of settling a previously disclosed warranty claim related to the Company’s drilling riser product. As a result of this settlement, all outstanding warranty issues related to this product have been resolved.

Interest Income and Expense. Interest expense for the three months ended June 30, 2003 was $413,000 as compared to interest expense of $528,000 for the three-month period ended June 30, 2002. This change resulted primarily from lower interest rates and reduced borrowings during the period ended June 30, 2003 under the Company’s unsecured revolving line of credit.

Income Taxes. Dril-Quip’s effective tax rate is lower than the statutory rate primarily due to foreign income tax rate differentials. The Company’s effective tax rate has been lower during 2003 as compared to 2002 due to increased sales and profits experienced in lower tax rate foreign locations.

Net Income. Net income was approximately $2.0 million in the three months ended June 30, 2003 versus $2.4 million for the same period in 2002, for the reasons set forth above.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002.

Revenues. Revenues increased by $5.8 million, or 5.6%, to $110.9 million in the six months ended June 30, 2003 from $105.1 million in the six months ended June 30, 2002. The increase was due to increased domestic sales in the United States of $1.3 million, increased sales of $1.6 million in the European area, $2.8 in the Asia Pacific area, and increased export sales from the United States of $100,000.

Cost of Sales. Cost of sales increased $5 million, or 6.6%, to $80.1 million for the six months ended June 30, 2003 from $75.1 million for the same period in 2002. As a percentage of revenues, cost of sales were 72.2% and 71.5% for the six month periods ending June 30, 2003 and 2002, respectively. This increase in cost of sales as a percentage of revenues was attributed to increases in costs of raw material, labor, energy, and outside services which, due to competitive pricing pressures, were not offset by price increases.

Selling, General and Administrative Expenses. In the six months ended June 30, 2003, selling, general and administrative expenses increased by approximately $700,000, or 5.2%, to $14.4 million from $13.7 million in the 2002 period. Selling, general and administrative expenses remained constant as a percentage of revenues at approximately 13%.

Engineering and Product Development Expenses. In the six months ended June 30, 2003, engineering and product development expenses increased by approximately 12.6% to $8.3 from $7.4 million in the 2002 period. This increase was primarily due to costs related to the development of new products and expenses related to new project proposals. Engineering and product development expenses increased as a percentage of revenues to 7.5% from 7%.

Special Item. The second quarter 2003 results include a $0.9 million after-tax effect of settling a previously disclosed warranty claim related to the Company’s drilling riser product. As a result of this settlement, all outstanding warranty issues related to this product have been resolved.

Interest Expense. Interest expense for the six months ended June 30, 2003 was approximately $860,000 as compared to interest expense of $1 million for the six month period ended June 30, 2002. This change resulted primarily from reduced borrowings and lower interest rates under the Company’s unsecured revolving line of credit.

Income Taxes. Dril-Quip’s effective tax rate is lower than the statutory rate primarily due to foreign income tax rate differentials. The Company’s effective tax rate has been lower during 2003 as compared to 2002 due to increased sales and profits experienced in lower tax rate foreign locations.

Net Income. Net income decreased by $1.1 million, or approximately 20%, to $4.1 million in the six months ended June 30, 2003 from $5.2 million for the same period in 2002 for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company’s principal sources of funds are cash flows from operations and bank indebtedness.

Net cash provided by operating activities was approximately $10.5 million and $9.5 million for the six months ended June 30, 2003 and 2002, respectively. The improvement in cash flow from operating activities was principally due to decreased working capital requirements attributable to trade receivables, offset by reduced requirements related to trade accounts payable and accrued expenses.

Capital expenditures by the Company were $4.9 million and $12.6 million for the six months ended June 30, 2003 and 2002, respectively. Principal payments on long-term debt were approximately $6.8 million and $3.9 million for the six months ended June 30, 2003 and 2002, respectively.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. In addition, the facility calls for quarterly interest payments and terminates on May 18, 2006. As of June 30, 2003, the Company had drawn down $40 million under this facility for operating activities and capital expenditures.

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

Dril-Quip Asia Pacific PTE Ltd. has a secured term loan with the Overseas Union Bank dated August 29, 2001 in the amount of Singapore $6 million (approximately U.S. $3.4 million). Borrowing under this facility bears interest at the swap rate, approximately 0.65%, plus 1.5% and is repayable in 40 equal quarterly installments, plus interest. This facility was used to finance capital expenditures in Singapore.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Dril-Quip’s annual meeting of stockholders was held on May 15, 2003 for the purpose of electing two directors to serve for three-year terms and approving the appointment of Ernst & Young LLP as independent public accountants of the Company for 2003.

1. Election of Directors

Stockholders elected Larry D. Reimert and Gary D. Smith, each for a three-year term expiring at the 2006 annual meeting. The vote tabulation was as follows:

Director	Votes Cast For	Votes Cast Against Or Withheld
Larry E. Reimert	15,741,719	709,494
Gary D. Smith	15,406,698	1,044,515

Directors continuing in office were J. Mike Walker, Gary W. Loveless, A. P. Shukis and Gary L. Stone.

2. Proposal approving the appointment of Ernst & Young LLP as independent public accountants of the Company for 2003.

For	16,196,434
Against	250,659
Abstain	4,120

Item 5.	Other Information.

Forward Looking Statements.

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward looking statements that involve risks and uncertainties that are beyond Dril-Quip’s control. You can identify Dril-Quip’s forward looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions. These forward-looking statements include the following types of information and statements as they relate to Dril-Quip:

•	scheduled, budgeted and other future capital expenditures;

•	working capital requirements;

•	the availability of expected sources of liquidity;

•	statements regarding the market for Dril-Quip products;

•	statements regarding the exploration and production activities of Dril-Quip customers; and

•	all statements regarding future operations, financial results, business plans and cash needs.

These statements are based upon certain assumptions and analyses made by management of Dril-Quip in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including but not limited to, those relating to the volatility of oil and natural gas prices and the cyclical nature of the oil and gas industry, Dril-Quip’s international operations, operating risks, Dril-Quip’s dependence on key employees, Dril-Quip’s dependence on skilled machinists and technical personnel, Dril-Quip’s reliance on product development and possible technological obsolescence, control by certain stockholders, the potential impact of governmental regulation and environmental matters, competition, reliance on significant customers, political instability, acts of terrorism or war, the risk factors discussed herein and other factors detailed in Dril-Quip’s other filings with the Securities and Exchange Commission. Prospective investors are cautioned that any such statements are not guarantees of future performance, and that, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Item 6.	Exhibits and Reports on Form 8-K.

(a)    Exhibits

The following exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.1	—	Certificate of Designations for Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 1997.))

*4.2	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.3	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.4	—	Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company’s registration Statement on Form S-1 (Registration No. 333-33447)).

31.1	—	Section 302 Certification of Larry E. Reimert.

31.2	—	Section 302 Certification of Gary D. Smith.

31.3	—	Section 302 Certification of J. Mike Walker.

31.4	—	Section 302 Certification of Jerry M. Brooks.

32.1	—	Section 906 Certification of Larry E. Reimert.

32.2	—	Section 906 Certification of Gary D. Smith.

32.3	—	Section 906 Certification of J. Mike Walker

32.4	—	Section 906 Certification of Jerry M. Brooks

*	Incorporated herein by reference as indicated.

(b)    Reports on Form 8-K

On May 13, 2003, the Company filed a Current Report on Form 8-K dated May 7, 2003 furnishing information regarding first quarter 2003 earnings.

On August 1, 2003, the Company filed a Current Report on Form 8-K dated August 1, 2003 furnishing information regarding second quarter 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

/S/    JERRY M. BROOKS

Principal Financial Officer

and Duly Authorized Signatory

Date: August 13, 2003