Form 10-Q
period 2003-09-30
DRIL-QUIP INC
filed 2003-11-13
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of November 13, 2003, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 17,293,373.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2002	September 30, 2003
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,276	$9,950
Trade receivables	58,381	52,775
Inventories	99,588	98,739
Deferred taxes	5,692	6,364
Prepaids and other current assets	2,439	2,202

Total current assets	169,376	170,030
Property, plant and equipment, net	112,129	106,565
Other assets	258	266

Total assets	$281,763	$276,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,508	$13,312
Current maturities of long-term debt	1,188	1,217
Accrued income taxes	2,505	1,776
Customer prepayments	8,109	5,709
Accrued compensation	5,208	6,896
Other accrued liabilities	6,728	6,560

Total current liabilities	38,246	35,470
Long-term debt	54,196	43,237
Deferred taxes	4,011	4,406

Total liabilities	96,453	83,113
Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock: 50,000,000 shares authorized at $0.01 par value, 17,293,373 shares issued and outstanding	173	173
Additional paid-in capital	64,737	64,737
Retained earnings	123,738	130,274
Foreign currency translation adjustment	(3,338)	(1,436)

Total stockholders’ equity	185,310	193,748

Total liabilities and stockholders’ equity	$281,763	$276,861

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
	(In thousands except share amounts)
Revenues	$52,621	$56,632	$157,731	$167,577
Cost and expenses:
Cost of sales	38,261	40,676	113,385	120,759
Selling, general and administrative	6,807	7,707	20,511	22,123
Engineering and product development	3,721	4,368	11,125	12,705
Special item	—	—	—	1,400

	48,789	52,751	145,021	156,987

Operating income	3,832	3,881	12,710	10,590
Interest expense	530	361	1,574	1,224

Income before income taxes	3,302	3,520	11,136	9,366
Income tax provision	1,049	1,091	3,723	2,830

Net income	$2,253	$2,429	$7,413	$6,536

Earnings per share:
Basic	$0.13	$0.14	$0.43	$0.38

Fully diluted	$0.13	$0.14	$0.43	$0.38

Weighted average shares:
Basic	17,293,000	17,293,000	17,293,000	17,293,000

Fully diluted	17,307,000	17,293,000	17,343,000	17,293,000

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2002	2003
	(In thousands)
Operating activities
Net income	$7,413	$6,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,105	7,892
Loss (gain) on sale of equipment	(23)	(40)
Deferred income taxes	1,085	(265)
Changes in operating assets and liabilities:
Trade receivables	(5,062)	6,973
Inventories	(864)	2,733
Prepaids and other assets	(697)	297
Trade accounts payable and accrued expenses	(4,248)	(3,333)

Net cash provided by operating activities	4,709	20,793
Investing activities
Purchase of property, plant and equipment	(16,726)	(7,250)
Transfer of rental assets to inventory	—	5,518
Proceeds from sale of equipment	114	174

Net cash (used in) provided by investing activities	(16,612)	(1,558)
Financing activities
Proceeds from revolving line of credit and long-term borrowing	4,787	—
Principal payments on revolving line of credit and long-term debt	(807)	(11,092)

Net cash (used in) provided by financing activities	3,980	(11,092)
Effect of exchange rate changes on cash activities	(15)	(1,469)

Increase (decrease) in cash	(7,938)	6,674
Cash at beginning of period	11,326	3,276

Cash at end of period	$3,388	$9,950

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2002, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2003, and the results of operations for each of the three and nine-month periods ended September 30, 2003 and 2002 and cash flows for each of the nine-month periods ended September 30, 2003 and 2002. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Under SFAS No. 123, pro forma information is required to reflect the estimated effect on net income and earnings per share as if the Company had accounted for the stock options using the fair value method. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

2003
Risk free interest rate	4.25%
Volatility of the stock price	0.626
Expected life of options (in years)	5
Expected dividend	0.0%
Calculated fair value per option	$11.66

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under the above plan consistent with the alternative accounting method under SFAS No. 123, the Company’s net income and earnings per share for each of the three and nine month periods ended September 30, 2002, and 2003 would have been reduced to the pro forma amounts listed below.

	Three months Ended September 30,		Nine months Ended September 30,
	2002	2003	2002	2003
	(In thousands)		(In thousands)
Net Income
As reported	$2,253	$2,429	$7,413	$6,536
Pro forma	1,812	1,844	6,091	4,777
Earnings per share:
As reported
Basic	0.13	0.14	0.43	0.38
Diluted	0.13	0.14	0.43	0.38
Pro forma
Basic	0.10	0.11	0.35	0.28
Diluted	0.10	0.11	0.35	0.28

There were no option grants during the third quarter of 2003.

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

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Comprehensive Income

SFAS No. 130 establishes the rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company to include unrealized gains or losses on foreign currency translation adjustments in other comprehensive income. Generally, gains are attributed to a weakening U.S. dollar and losses are the result of a strengthening U.S. dollar.

The following table provides comprehensive income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
	(In thousands)		(In thousands)
Net income	$2,253	$2,429	$7,413	$6,536
Foreign currency translation adjustment	239	521	2,292	1,902

Comprehensive income	$2,492	$2,950	$9,705	$8,438

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

3. INVENTORIES

Inventories consist of the following:

	December 31, 2002	(Unaudited) September 30, 2003
	(In thousands)
Raw materials and supplies	$13,636	$12,804
Work in progress	26,034	18,809
Finished goods and purchased supplies	59,918	67,126

	$99,588	$98,739

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. GEOGRAPHIC AREAS

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
	(In thousands)		(In thousands)
Revenues
United States:
Domestic	$21,499	$22,188	$57,673	$59,685
Export	7,846	3,768	27,525	23,544
Intercompany	6,503	4,849	16,976	22,486

Total United States	35,848	30,805	102,174	105,715
Europe, Middle East, and Africa	16,799	25,133	53,937	63,927
Asia-Pacific	6,477	5,543	18,596	20,421
Eliminations	(6,503)	(4,849)	(16,976)	(22,486)

Total	$52,621	$56,632	$157,731	$167,577

Operating Income (Loss)
United States	$1,943	$(423)	$4,798	$1,929
Europe, Middle East, and Africa	668	2,557	2,957	3,382
Asia-Pacific	1,648	1,334	4,388	5,370
Eliminations	(427)	413	567	(91)

Total	$3,832	$3,881	$12,710	$10,590

	Dec. 31, 2002	Sept. 30, 2003
	(In thousands)
Identifiable Assets
United States	$186,507	$176,697
Europe, Middle East, and Africa	80,957	82,095
Asia-Pacific	18,223	22,051
Eliminations	(3,924)	(3,982)

Total	$281,763	$276,861

Export sales from the United States to unaffiliated customers consist of worldwide sales outside the territorial waters of the United States. Europe sales are primarily to the North Sea, with lesser sales to Africa, while Asia-Pacific’s sales are primarily to Australia, Thailand, Malaysia, Indonesia, and the Middle East.

Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

Operating Income (Loss) for the United States for the nine months ending September 30, 2003 includes a $1.4 million Special Item resulting from the settlement of a previously disclosed warranty claim related to the Company’s drilling riser product. As a result of this settlement, all outstanding warranty issues related to this product have been resolved.

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

Revenues. Dril-Quip’s revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the nine months ended September 30, 2003, the Company derived 83% of its revenues from the sale of its products and 17% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first nine months of 2003, 6 projects representing approximately 13% of the Company’s revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts billed to or received from customers in excess of revenues recognized are classified as a current liability.

Foreign sales represent a significant portion of the Company’s business. In the nine months ended September 30, 2003, the Company generated approximately 64% of its revenues from foreign sales. In this period, approximately 63% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Revenues:
Product Group	84.2%	80.8%	86.0%	82.7%
Service Group	15.8%	19.2%	14.0%	17.3%

Total	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.7%	71.8%	71.9%	72.1%
Selling, general and administrative expenses	12.9%	13.6%	13.0%	13.2%
Engineering and product development expenses	7.1%	7.7%	7.0%	7.6%
Special item	0.0%	0.0%	0.0%	0.8%

Operating income	7.3%	6.9%	8.1%	6.3%
Interest expense (income)	1.0%	0.7%	1.0%	0.7%

Income before income taxes	6.3%	6.2%	7.1%	5.6%
Income tax provision	2.0%	1.9%	2.4%	1.7%

Net income	4.3%	4.3%	4.7%	3.9%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues. Revenues increased by $4.0 million, or approximately 7.6%, to $56.6 million in the three months ended September 30, 2003 from $52.6 million in the three months ended September 30, 2002. The net increase resulted from increased domestic sales in the United States of $700,000 and increased sales of approximately $8.3 million in the European area offset by decreased export sales from the United States of $4.1 million and decreased sales of $900,000 in the Asia-Pacific region. Revenues increased in the European area primarily due to increased deliveries of large diameter connectors and pipe. Export sales from the United States fell as the Company experienced reduced shipments to South America and Brazil.

Cost of Sales. Cost of sales increased $2.4 million, or approximately 6.3%, to $40.7 million for the three months ended September 30, 2003 from $38.3 million for the same period in 2002. As a percentage of revenues, cost of sales were approximately 72% and 73% for the three-month periods ending September 30, 2003 and 2002, respectively. The improvement in cost of sales as a percentage of revenues was primarily due to favorable changes in product mix and reductions in manufacturing costs.

Selling, General and Administrative Expenses. In the three months ended September 30, 2003, selling, general and administrative expenses increased by $900,000, or approximately 13%, to $7.7 million from $6.8 million in the 2002 period. This increase was primarily due to the expansion of the Company’s worldwide sales force as well as foreign currency exchange losses incurred in the third quarter of 2003. Selling, general and administrative expenses increased as a percentage of revenues to approximately 13.6% in 2003 from approximately 13% in 2002.

Engineering and Product Development Expenses. In the three months ended September 30, 2003, engineering and product development expenses increased by approximately 17% to $4.4 million from $3.7 million in the same period in 2002. This increase was primarily due to costs related to the development of new products. Engineering and product development expenses increased as a percentage of revenues to 7.7% in 2003 from 7.1% in 2002.

Interest Expense. Interest expense for the three months ended September 30, 2003 was $361,000 as compared to interest expense of $530,000 for the three-month period ended September 30, 2002. This change resulted primarily from reduced borrowings during the period ended September 30, 2003 under the Company’s unsecured revolving line of credit.

Income Taxes. Dril-Quip’s effective tax rate is lower than the statutory rate primarily due to foreign income tax rate differentials. The Company’s effective tax rate has been lower during 2003 as compared to 2002 due to increased sales and profits experienced in lower tax rate foreign locations.

Net Income. Net income was approximately $2.4 million in the three months ended September 30, 2003 versus $2.3 million for the same period in 2002, for the reasons set forth above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues. Revenues increased by approximately $9.9 million, or 6.2%, to $167.6 million in the nine months ended September 30, 2003 from $157.7 million in the nine months ended September 30, 2002. The net increase was primarily due to increased domestic sales in the United States of $2.0 million, increased sales of $10 million in the European area and $1.8 million in the Asia Pacific area, offset by decreased export sales from the United States of $3.9 million. Export sales from the United States fell as the Company experienced reduced shipments to South America and Brazil.

Cost of Sales. Cost of sales increased $7.4 million, or approximately 6.5%, to $120.8 million for the nine months ended September 30, 2003 from $113.4 million for the same period in 2002. As a percentage of revenues, cost of sales were essentially unchanged at 72.1% and 71.9% for the nine month periods ending September 30, 2003 and 2002, respectively.

Selling, General and Administrative Expenses. In the nine months ended September 30, 2003, selling, general and administrative expenses increased by $1.6 million or approximately 7.9%, to $22.1 million from $20.5 million in the 2002 period. Selling, general and administrative expenses remained constant as a percentage of revenues at approximately 13%.

Engineering and Product Development Expenses. In the nine months ended September 30, 2003, engineering and product development expenses increased by $1.6 million, or approximately 14.2%, to $12.7 million from $11.1 million in the same period in 2002. This increase was primarily due to costs related to the development of new products and expenses related to new project proposals. Engineering and product development expenses increased as a percentage of revenues to 7.6% in 2003 from 7.0% in 2002.

Special Item. The results for the nine months ended September 30, 2003 include a $0.9 million after-tax effect of settling a previously disclosed warranty claim related to the Company’s drilling riser product. This item was included in the Company’s second quarter 2003 results. Due to this settlement, all outstanding warranty issues related to this product have been resolved.

Interest Expense. Interest expense for the nine months ended September 30, 2003 was approximately $1.2 million as compared to interest expense of $1.6 million for the nine month period ended September 30, 2002. This change resulted primarily from reduced borrowings during the period ended September 30, 2003 under the Company’s unsecured revolving line of credit.

Income Taxes. Dril-Quip’s effective tax rate is lower than the statutory rate primarily due to foreign income tax rate differentials. The Company’s effective tax rate has been lower during 2003 as compared to 2002 due to increased sales and profits experienced in lower tax rate foreign locations.

Net Income. Net income decreased by approximately $900,000, or approximately 11.8%, to $6.5 million in the nine months ended September 30, 2003 from $7.4 million for the same period in 2002 for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company’s principal sources of funds are cash flows from operations and bank indebtedness.

Net cash provided by operating activities was approximately $20.8 million and $4.7 million for the nine months ended September 30, 2003 and 2002, respectively. The improvement in cash flow from operating activities was principally due to decreased working capital requirements attributable to trade receivables and inventory, offset by reduced requirements related to trade accounts payable and accrued expenses.

Capital expenditures by the Company were $7.3 million and $16.7 million for the nine months ended September 30, 2003 and 2002, respectively. Principal payments on the Company’s revolving line of credit and its long-term debt were approximately $11.1 million and $800,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. In addition, the facility calls for quarterly interest payments and terminates on May 18, 2006. As of September 30, 2003, the Company had drawn down $36 million under this facility for operating activities and capital expenditures.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the amount of U.K. Pounds Sterling 3.7 million (approximately U.S. $6.1 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, currently 3.50%, plus 1%, and is repayable in 120 equal monthly installments, plus interest. This facility was used to finance capital expenditures in Norway.

Dril-Quip Asia Pacific PTE Ltd. has a secured term loan with the Overseas Union Bank dated August 29, 2001 in the amount of Singapore $6 million (approximately U.S. $3.4 million). Borrowing under this facility bears interest at the swap rate, approximately 0.77%, plus 1.5% and is repayable in 40 equal quarterly installments, plus interest. This facility was used to finance capital expenditures in Singapore.

The Company believes that cash generated from operations plus cash on hand and its existing lines of credit will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements in the remainder of 2003 and 2004. However, should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be readily available and more than adequate to meet such requirements.

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could be subject to market risks inherent to such transactions.

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward looking statements that involve risks and uncertainties that are beyond Dril-Quip’s control. You can identify the Company’s forward looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions. These forward-looking statements include the following types of information and statements as they relate to the Company:

•	scheduled, budgeted and other future capital expenditures;

•	working capital requirements;

•	the availability of expected sources of liquidity;

•	statements regarding the market for Company products;

•	statements regarding the exploration and production activities of Company customers;

•	all statements regarding future operations, financial results, business plans and cash needs.

These statements are based upon certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including but not limited to, those relating to the volatility of oil and natural gas prices and the cyclicality of the oil and gas industry, the Company’s international operations, operating risks, the Company’s dependence on key employees, the Company’s dependence on skilled machinists and technical personnel, the Company’s reliance on product development and possible technological obsolescence, control by certain stockholders, the potential impact of governmental regulation and environmental matters, competition, reliance on significant customers, political instability, acts of terrorism or war and other factors detailed in the Company’s other filings with the Securities and Exchange Commission. Prospective investors are cautioned that any such statements are not guarantees of future performance, and that, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.1	—	Certificate of Designations for Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 1997.))

*4.2	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-1 (registration No. 333-33447)).

*4.3	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.4	—	Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company’s registration Statement on Form S-1 (Registration No. 333-33447)).

31.1	—	Section 302 Certification of Larry E. Reimert.

31.2	—	Section 302 Certification of Gary D. Smith.

31.3	—	Section 302 Certification of J. Mike Walker.

31.4	—	Section 302 Certification of Jerry M. Brooks.

32.1	—	Section 906 Certification of Larry E. Reimert.

32.2	—	Section 906 Certification of Gary D. Smith.

32.3	—	Section 906 Certification of J. Mike Walker.

32.4	—	Section 906 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.

(b) Reports on Form 8-K

On August 1, 2003, the Company filed a Current Report on Form 8-K dated August 1, 2003 furnishing information regarding second quarter 2003 earnings.

On October 31, 2003, the Company filed a Current Report on Form 8-K dated October 30, 2003 furnishing information regarding third quarter 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

/s/ JERRY M. BROOKS
Principal Financial Officer and Duly Authorized Signatory

Date: November 13, 2003