Form 10-K
period 2003-12-31
DRIL-QUIP INC
filed 2004-03-15
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number: 001-13439

Dril-Quip, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-2162088
(State or other jurisdiction of incorporation or organization )	(IRS Employer Identification No.)

13550 Hempstead Highway Houston, Texas	77040
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 939-7711

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange
Rights to purchase Series A Junior Participating Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the

Act).         Yes ☒    No ☐

At June 30, 2003, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $122,773,000 based on the closing price of such stock on such date of $18.20.

At March 11, 2004, the number of shares outstanding of registrant’s Common Stock was 17,293,373.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward looking statements that involve risks and uncertainties that are beyond Dril-Quip’s control. You can identify the Company’s forward looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions. These forward-looking statements include the following types of information and statements as they relate to the Company:

•	scheduled, budgeted and other future capital expenditures;

•	working capital requirements;

•	the availability of expected sources of liquidity;

•	statements regarding the market for Company products;

•	statements regarding the exploration and production activities of Company customers; and

•	all statements regarding future operations, financial results, business plans and cash needs.

These statements are based upon certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including, but not limited to, those relating to the volatility of oil and natural gas prices and the cyclicality of the oil and gas industry, the Company’s international operations, operating risks, the Company’s dependence on key employees, the Company’s dependence on skilled machinists and technical personnel, the Company’s reliance on product development and possible technological obsolescence, control by certain stockholders, the potential impact of governmental regulation and environmental matters, competition, reliance on significant customers, political developments and instability, acts of terrorism or war and other factors detailed in the Company’s other filings with the Securities and Exchange Commission. Prospective investors are cautioned that any such statements are not guarantees of future performance, and that, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART I

Item 1.    Business

General

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), manufactures highly engineered offshore drilling and production equipment which is well suited for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connectors and diverters for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products. The Company’s activities are within a single industry segment. The Company has four subsidiaries that manufacture and market the Company’s products abroad. Dril-Quip (Europe) Limited (DQE) is located in Aberdeen, Scotland, with branches in Norway, Holland and Denmark. Dril-Quip Asia Pacific PTE Ltd. is located in Singapore. DQ Holdings PTY Ltd. is located in Perth, Australia and Dril-Quip do Brasil LTDA is located in Macae, Brazil. Dril-Quip (Nigeria) Ltd. is located in Port Harcourt, Nigeria and is a wholly-owned subsidiary of DQE.

Dril-Quip has developed its broad line of subsea equipment, surface equipment and offshore rig equipment primarily through its internal product development efforts. The Company believes that it has achieved significant market share and brand name recognition with respect to its established products due to the technological capabilities, reliability, cost effectiveness and operational timesaving features of these products. In particular, the Company’s Quik-Thread® and Quik-Stab® specialty connectors, MS-15® mudline hanger systems and SS-10® and SS-15® subsea wellheads are among the most widely used in the industry. During the 1990s, the Company introduced a number of new products, including diverters, wellhead connectors, dual-bore and single-bore subsea production trees, subsea and platform valves, platform wellheads, platform trees, drilling risers and Spar and Tension Leg Platform (TLP) production risers. Dril-Quip is currently involved in the development of a number of new products, including liner hangers and control systems.

Dril-Quip markets its products through its offices and sales representatives located in all of the major international energy markets throughout the world. In 2003, the Company generated approximately 62% of its revenues from foreign sales. The Company manufactures its products at its facilities located in Houston, Texas; Aberdeen, Scotland; and Singapore, and maintains additional facilities for fabrication and/or reconditioning in Brazil, Norway, Denmark and Australia. Dril-Quip’s manufacturing operations are vertically integrated, with the Company performing substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities.

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

We make available free of charge on our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. Our website address is http://www.dril-quip.com.

Additionally, no later than the date of our Annual Stockholders meeting on May 13, 2004, we will make available free of charge on our internet website:

•	our Code of Business Conduct and Ethical Practices,

•	our Corporate Governance Guidelines and

•	the charter of our Audit Committee.

Any stockholder who so requests may obtain a printed copy of any of these documents from us. Changes in or waivers to our Code of Business Conduct and Ethical Practices involving directors and executive officers of the Company will be posted on our internet website within five business days and maintained for at least twelve months.

Industry Overview

Both the market for offshore drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. The level of capital expenditures has generally been dependent upon the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, and the ability of OPEC and other producing nations to set and maintain production levels and prices. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.

During 2003, the oil service sector experienced higher prices for oil and gas, growing demand for energy, declining reserves and lower inventories. These indicators would normally be expected to trigger an increase in spending and drilling activity. However, during 2003 this anticipated increase in offshore activity failed to materialize and demand for our products remained relatively flat as compared to 2002. There was also a continuing downward pressure on pricing due to underutilized capacity in the oil service sector. In any event, any future decline in hydrocarbon prices significantly below historical levels would likely have a material adverse effect on the Company’s results of operations. There can be no assurance that the current oil price levels will lead to increased oil and gas exploration and production activity or that demand for the Company’s products and services will reflect such improvement, if any.

Products and Services

Product Group

Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. In 2003, the Company derived approximately 82% of its revenues from the sale of its products. The Company’s products are used to explore for oil and gas on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, TLPs, Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers (called tension legs). A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter that is anchored in place (like a Spar buoy). FPSOs are floating production, storage and offloading monohull moored vessels. Sales of the Company’s equipment in connection with TLPs, Spars and FPSOs are becoming increasingly important sources of revenues.

Subsea Equipment.    Subsea equipment is used in the drilling and production of offshore oil and gas wells around the world. Included in the subsea equipment product line are subsea wellheads, mudline hanger systems, specialty connectors and associated pipe, subsea production trees, valves and TLP and Spar well systems.

Subsea wellheads are pressure-containing forged and machined metal housings in which casing hangers are landed and sealed subsea to suspend casing (downhole pipe). As drilling depth increases, successively smaller diameter casing strings are installed, each suspended by an independent casing hanger. Subsea wellheads are utilized when drilling from floating drilling rigs, either semi-submersible or drillship types, and TLPs and Spars. The Company’s SS-15 Big Bore Subsea Wellhead System is designed to accommodate additional casing strings installed through a conventional marine riser and a subsea blowout preventer.

Mudline hanger systems are used in jack-up drilling operations to support the weight of the various casing strings at the ocean floor while drilling a well. They also provide a method to disconnect the casing strings in an orderly manner at the ocean floor after the well has been drilled, and subsequently reconnect to enable production of the well by either tying it back vertically to a subsequently installed platform or by installing a subsea tree.

Large diameter weld-on specialty connectors (threaded or stab type) are used in offshore wells drilled from floating drilling rigs, jack-ups, fixed platforms, TLPs and Spars. Specialty connectors join lengths of conductor or large diameter (16-inch or greater) casing. Specialty connectors provide a more rapid connection than other methods of connecting lengths of pipe. Connectors may be sold individually or as an assembly after being welded to sections of Company or customer supplied pipe. Dril-Quip’s weld-on specialty connectors are designed to prevent cross threading and provide a quick, convenient method of joining casing joints with structural integrity compatible with casing strength.

A subsea production tree is an assembly composed of valves, a wellhead connector, control equipment and various other components installed on a subsea wellhead or a mudline hanger system and used to control the flow of oil and gas from a producing well. Subsea trees may be either stand alone satellite type or template mounted cluster arrangements. Both types typically produce via flowlines to a central control point located on a platform, TLP, Spar or FPSO. The use of subsea production trees has become an increasingly important method for producing wells located in hard-to-reach deepwater areas or economically marginal fields located in shallower waters. The Company is an established manufacturer of more complicated dual-bore production trees, which are used in severe service applications. In addition, Dril-Quip manufactures a patented single bore (SingleBoreTM) subsea completion system which features a hydraulic mechanism instead of a wireline-installed mechanism that allows the operator to plug the tubing hanger annulus remotely from the surface via a hydraulic control line and subsequently unplug it when the well is put on production. This mechanism eliminates the need for an expensive multibore installation and workover riser, thereby saving both cost and installation time. Dril-Quip’s guidelineless subsea production tree is used in ultra-deepwater applications. This tree features remote multiple flowline and control connections, utilizing remotely operated intervention tools. During 2000, the first tree of this type was successfully installed in approximately 6,000 feet of water off the coast of Brazil. Since that time several trees of this type have been supplied to this area. The Company’s subsea production trees are generally custom designed and manufactured to customer specifications.

Surface Equipment.    Surface equipment is principally used for flow control on offshore production platforms, TLPs and Spars. Included in the Company’s surface equipment product line are platform wellheads and platform production trees. Dril-Quip’s development of platform wellheads and platform production trees was facilitated by adaptation of its existing subsea wellhead and tree technology to surface wellheads and trees.

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

Certain products of the Company are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. Litigation arising from a catastrophic occurrence at a location where the Company’s equipment and/or services are used may in the future result in the Company being named as a defendant in lawsuits asserting potentially large claims. The Company maintains insurance coverage that it believes is customary in the industry. Such insurance does not, however, provide coverage for all liabilities (including liability for certain events involving pollution), and there is no assurance that its insurance coverage will be adequate to cover claims that may arise or that the Company will be able to maintain adequate insurance at rates it considers reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on the financial condition and results of operations of the Company.

Service Group

Dril-Quip’s Service Group provides field installation services, reconditioning of its products which are customer-owned, and rental running tools for installation and retrieval of its products. These services are provided from the Company’s worldwide locations and represented approximately 18% of revenues in 2003.

Field Installation.    Dril-Quip provides field installation services through the use of its technicians. These technicians assist in the onsite installation of Company products and are available on a 24-hour call out from the Company’s facilities located in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Singapore; Perth, Australia; and Macae, Brazil.

Reconditioning.    The Company provides reconditioning of its products at its facilities in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Singapore; and Macae, Brazil.

Rental.    The Company rents running and installation tools for use in installing its products. These tools are used to install and retrieve Company products which are purchased by customers. Running tools are available from Dril-Quip’s locations in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Beverwijk, Holland; Singapore; Perth, Australia; and Macae, Brazil.

Manufacturing

Dril-Quip has major manufacturing facilities in Houston, Texas; Aberdeen, Scotland; and Singapore. Each location conducts a broad variety of processes, including machining, fabrication, inspection, assembly and testing. The Houston facility provides forged and heat treated products to all the major manufacturing facilities.

The Company’s Houston and Aberdeen manufacturing plants are ISO 9001 and American Petroleum Institute certified. In addition, the Company’s manufacturing facility in Singapore is ISO 9001 certified. See “Properties—Major Manufacturing Facilities.” Dril-Quip maintains its high standards of product quality through the use of quality assurance specialists who work with product manufacturing personnel throughout the manufacturing process by inspecting and documenting equipment as it is processed through the Company’s manufacturing facilities. The Company has the capability to manufacture various products from each of its product lines at its major manufacturing facilities and believes that this localized manufacturing capability is essential in order to compete with the Company’s major competitors.

The Company’s manufacturing process is vertically integrated, producing, in house, a majority of its forging requirements and essentially all of its heat treatment, machining, fabrication, inspection, assembly and testing. The Company’s primary raw material is cast steel ingots, from which it produces steel shaped forgings at its forging and heat treatment facility. The Company routinely purchases steel ingots from approximately four suppliers on a purchase order basis and does not have any long-term supply contracts. The Company’s Houston facility provides forgings and heat treatment for its Aberdeen and Singapore facilities. The Company’s major competitors depend on outside sources for all or a substantial portion of their forging and heat treatment requirements. The Company has made significant capital investments in developing its vertically integrated manufacturing capability. Prolonged periods of low demand in the market for offshore drilling and production equipment could have a greater effect on the Company than on certain of its competitors that have not made large capital investments in facilities.

Dril-Quip’s manufacturing facilities utilize state-of-the-art computer numerically controlled (“CNC”) machine tools and equipment, which contribute to the Company’s product quality and timely delivery. The Company has also developed a cost effective, in-house machine tool rebuild capability which produces “like new” machine upgrades with customized features to enhance the economic manufacture of its specialized products. The Company purchases quality used machine tools as they become available and stores them at its facilities to be rebuilt and upgraded as the need arises. Rebuilding used machine tools allows for greater customization suitable for manufacturing Dril-Quip proprietary product lines. This provides the added advantage of requiring only in-house expertise for repairs and maintenance of these machines. A significant portion of the Company’s manufacturing capacity growth has been through the rebuild/upgrade of quality used machine tools, including the replacement of outdated control systems with state-of-the-art CNC controls.

The Company has increased its facilities at its Eldridge site in Houston, Texas from approximately 280,000 square feet at the end of 1997 to approximately 851,000 square feet at the end of 2003. Dril-Quip has consolidated its Houston manufacturing operations by moving its finish machining, assembly and warehouse functions from its Hempstead Highway location to its larger, state-of-the-art Eldridge Parkway facility.

Customers

The Company’s principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a minor customer base. The Company’s customers are generally oil and gas companies that are well-known participants in offshore exploration and production.

The Company is not dependent on any one customer or group of customers. In 2002, the Company’s top 15 customers represented approximately 63% of total revenues, with the Royal Dutch Shell Group of Companies accounting for approximately 14% of total revenues. In 2003, the Company’s top 15 customers represented approximately 65% of total revenues, with no single customer accounting for more than 10% of the Company’s total revenues. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to offshore exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

Marketing and Sales

Dril-Quip markets its products and services throughout the world directly through its sales personnel in two domestic and eleven international locations. In addition, in certain foreign markets where the Company does not maintain offices, it utilizes independent sales representatives to enhance its marketing and sales efforts. Some of the locations in which Dril-Quip has sales representatives are India, Canada, Mexico, the Philippines, Brazil, Indonesia, Malaysia, China, Japan, and the Middle East. Although they do not have authority to contractually bind the Company, these representatives market the Company’s products in their respective territories in return for sales commissions. The Company also advertises its products and services in trade and technical publications targeted to its customer base. It also participates in industry conferences and trade shows to enhance industry awareness of its products.

The Company’s customers generally order products on a purchase order basis. Orders are typically filled within three to six months after receipt of a purchase order, depending on the type of product and whether it is sold out of inventory or requires some customization. Contracts for certain of the Company’s larger, more complex products, such as subsea production trees, drilling risers and equipment for TLPs and Spars can take a year or more to complete.

The primary factors influencing a customer’s decision to purchase the Company’s products are the quality, reliability and reputation of the product, price and technologically superior features. Timely delivery of equipment is also very important to customer operations and the Company maintains an experienced sales coordination staff to help assure such delivery. For large drilling and production system orders, project management teams coordinate customer needs with engineering, manufacturing and service organizations, as well as with subcontractors and vendors.

A portion of the Company’s business consists of designing, manufacturing, selling and installing equipment for major projects pursuant to competitive bids, and the number of such projects in any year fluctuates. The Company’s profitability on such projects is critically dependent on making accurate and cost effective bids and performing efficiently in accordance with bid specifications. Various factors can adversely affect the Company’s performance on individual projects, with potential adverse effects on project profitability.

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

The Company has continually introduced new products and product enhancements since its founding in 1981. In the 1990s, the Company introduced a series of new products, including diverters, wellhead connectors, SingleBoreTM subsea trees, improved severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling risers and TLP and Spar production riser systems. Dril-Quip is currently involved in the development of a number of new products, including liner hangers and control systems.

Dril-Quip’s product development work is conducted at its facilities in Houston, Texas and Aberdeen, Scotland. In addition to the work of its product development staff, the Company’s application engineering staff provides engineering services to customers in connection with the design and sales of its products. The Company’s ability to develop new products and maintain technological advantages is important to its future success. There can be no assurance that the Company will be able to develop new products, successfully differentiate itself from its competitors or adapt to evolving markets and technologies.

The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees than on any individual patent, trademark or copyright. Nevertheless, as part of its ongoing product development and manufacturing activities, Dril-Quip’s policy has been to seek patents when appropriate on inventions concerning new products and product improvements. All patent rights for products developed by employees are assigned to the Company and almost all of the Company’s products have components that are covered by patents.

Dril-Quip has numerous U.S. registered trademarks, including Dril-Quip®, Quik-Thread®, Quick-Stab®, Multi-Thread®, MS-15®, SS-15®, SS-10®, SU-90®, LS-15® and DX®. The Company has registered its trademarks in the countries where such registration is deemed material.

Although in the aggregate the Company’s patents and trademarks are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except the Dril-Quip® trademark. The Company also relies on trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to the Company’s trade secrets.

Competition

Dril-Quip faces significant competition from other manufacturers and suppliers of exploration and production equipment. Several of its primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than those of the Company and which, in many instances, have been engaged in the manufacturing business for a much longer period of time than the Company. The Company competes principally with Vetco Gray Offshore Systems and the petroleum production equipment segments of Cooper Cameron Corporation, FMC Technologies, Inc. and Aker Kvaerner.

Because of their relative size and diversity of products, several of these companies have the ability to provide “turnkey” services for offshore drilling and production applications, which enables them to use their own products to the exclusion of Dril-Quip’s products. The Company also competes to a lesser extent with a number of other companies in various products. The principal competitive factors in the petroleum drilling and production equipment markets are quality, reliability and reputation of the product, price, technology, service and timely delivery.

Employees

The total number of the Company’s employees as of December 31, 2003 was 1,272. Of these, 781 were located in the United States. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

The Company’s operations depend in part on its ability to attract quality employees. While the Company believes that its wage and salary rates are competitive and that its relationship with its labor force is good, a significant increase in the wages and salaries paid by competing employers could result in a reduction of the Company’s labor force, increases in the wage and salary rates paid by the Company or both. If either of these events were to occur, in the near-term, the profits realized by the Company from work in progress would be reduced and, in the long-term, the production capacity and profitability of the Company could be diminished and the growth potential of the Company could be impaired.

Governmental Regulations

Many aspects of the Company’s operations are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to oilfield operations, worker safety and the protection of the environment. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally, including those specifically directed to offshore operations. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company’s operations by limiting demand for the Company’s products.

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

The Company’s operations are affected by numerous foreign, federal, state and local environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Compliance with environmental laws and regulations may require the Company to obtain permits or other authorizations for certain activities and to comply with various standards or procedural requirements. The Company believes that its facilities are in substantial compliance with current regulatory standards.

Based on the Company’s experience to date, the Company does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by the Company, which may be material.

Item 2.    Properties

Major Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas
—13550 Hempstead Highway	175,000	15	Owned
	14,000	—	Leased (offices)
—6401 N. Eldridge Parkway	851,000	218	Owned
Aberdeen, Scotland	137,000	14	Owned
	15,000	—	Leased (offices)
Singapore	53,000	—	Owned
	—	3.4	Leased

Dril-Quip’s manufacturing facilities in Houston and Aberdeen are capable of manufacturing each of its products, and the facility in Singapore is capable of manufacturing most of the Company’s established products.

Sales, Service and Reconditioning Facilities

Location(1)	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
New Orleans, Louisiana	2,300	—	Sales/Service
Great Yarmouth, England	2,500	1.1	Sales/Service
Beverwijk, Holland	5,200	0.2	Sales/Warehouse
Perth, Australia	1,600	—	Sales/Service
Darwin, Australia	2,500	1.0	Service/Warehouse
Stavanger, Norway	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,400	1.2	Sales/Service/Reconditioning/Warehouse
Macae, Brazil	35,400	10.0	Sales/Service/Reconditioning/Warehouse/Fabrication
Port Harcourt, Nigeria	8,300	0.5	Sales/Service/Reconditioning/Warehouse/Fabrication
Paris, France	1,000	—	Sales

(1)	All facilities leased except Stavanger, Norway which is owned.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2003.

Item S-K 401(b).    Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of March 15, 2004) and positions of the Company’s executive officers:

Name	Age	Position
Larry E. Reimert	56	Co-Chairman of the Board and Co-Chief Executive Officer
Gary D. Smith	61	Co-Chairman of the Board and Co-Chief Executive Officer
J. Mike Walker	60	Co-Chairman of the Board and Co-Chief Executive Officer
Jerry M. Brooks	52	Chief Financial Officer

Larry E. Reimert is Co-Chairman of the Board and Co-Chief Executive Officer with principal responsibility for engineering, product development and finance. He has been the Director—Engineering, Product Development and Finance, as well as a member of the Board of Directors, since the Company’s inception in 1981. Prior to that, he worked for Vetco Offshore, Inc. in various capacities, including Vice President of Technical Operations, Vice President of Engineering and Manager of Engineering. Mr. Reimert holds a BSME degree from the University of Houston and an MBA degree from Pepperdine University.

Gary D. Smith is Co-Chairman of the Board and Co-Chief Executive Officer with principal responsibility for sales, service, training and administration. He has been the Director—Sales, Service, Training and Administration, as well as a member of the Board of Directors, since the Company’s inception in 1981. Prior to that, he worked for Vetco Offshore, Inc. in various capacities, including General Manager and Vice President of Sales and Service.

J. Mike Walker is Co-Chairman of the Board and Co-Chief Executive Officer with principal responsibility for manufacturing, purchasing and facilities. He has been the Director—Manufacturing, Purchasing and Facilities, as well as a member of the Board of Directors, since the Company’s inception in 1981. Prior to that, he served as the Director of Engineering, Manager of Engineering and Manager of Research and Development with Vetco Offshore, Inc. Mr. Walker holds a BSME degree from Texas A&M University, an MSME degree from the University of Texas at Austin and a Ph.D. in mechanical engineering from Texas A&M University.

Jerry M. Brooks has been Chief Financial Officer since March 1999. Prior to that, he served as Chief Accounting Officer since joining the Company in 1992. From 1980 to 1991, he held various positions with Chiles Offshore Corporation, most recently as Chief Financial Officer, Secretary and Treasurer. Mr. Brooks holds a BBA in Accounting and an MBA from the University of Texas at Austin.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the New York Stock Exchange for the indicated quarters of fiscal 2002 and 2003:

	Sales Price ($)
	2002		2003
Quarter Ended	High	Low	High	Low
March 31	25.90	19.33	17.65	11.56
June 30	27.20	20.95	18.53	13.54
September 30	25.32	15.70	19.56	15.30
December 31	22.50	16.19	17.55	14.41

There were approximately 46 stockholders of record of the Company’s Common Stock as of March 10, 2004. This number does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

The Company currently intends to retain any earnings for the future operation and development of its business and does not currently anticipate paying any dividends in the foreseeable future. The Board of Directors will review this policy on a regular basis in light of the Company’s earnings, financial condition and market opportunities.

Repurchases of Equity Securities

During the year ended December 31, 2003, none of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act were purchased by or on behalf of the Company or any of the Company’s “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

Item 6.    Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In Thousands, Except Per Share Amounts)
Statement of Operations Data:
Revenues	$156,368	$163,953	$202,900	$215,809	$219,498
Cost of sales	106,419	111,267	140,920	156,928	157,988
Selling, general and administrative expenses	21,253	23,164	26,357	27,281	29,039
Engineering and product development expenses	11,022	12,116	14,533	15,231	16,525
Special items	—	—	—	1,350	1,400

	138,694	146,547	181,810	200,790	204,952
Operating income	17,674	17,406	21,090	15,019	14,546
Interest expense (income)	(440)	495	2,452	2,101	1,559

Income before income taxes	18,114	16,911	18,638	12,918	12,987
Income tax provision	6,349	5,880	6,436	4,195	4,036

Net income	$11,765	$11,031	$12,202	$8,723	$8,951

Diluted earnings per share	$.68	$.63	$.70	$.50	$.52
Weighted average shares outstanding	17,277	17,505	17,352	17,338	17,293

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$18,433	$(12,193)	$(725)	$14,063	$26,965
Net cash used in investing activities	(19,748)	(23,111)	(24,866)	(17,397)	(2,470)
Net cash provided by (used in) financing activities	(165)	30,279	30,214	(4,310)	(16,396)

Other Data:
Depreciation and amortization	$6,678	$7,428	$8,597	$9,890	$10,558
Capital expenditures	19,909	23,180	25,018	17,607	8,328

	As of December 31,
	1999	2000	2001	2002	2003
	(In Thousands)
Balance Sheet Data:
Working capital	$81,912	$105,635	$131,098	$131,130	$135,924
Total assets	179,463	233,341	279,959	281,763	278,181
Total debt	149	28,935	58,888	55,384	39,608
Total stockholders’ equity	152,624	161,790	172,865	185,310	199,647

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto presented elsewhere in this Report.

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

During 2003, the oil service sector experienced higher prices for oil and gas, growing demand for energy, declining reserves and lower inventories. These indicators would normally be expected to trigger an increase in spending and drilling activity. However, during 2003 this anticipated increase in offshore activity failed to materialize and demand for our products remained relatively flat as compared to 2002. There was also a continuing downward pressure on pricing due to underutilized capacity in the oil service sector. In any event, any future decline in hydrocarbon prices below historical levels would likely have a material adverse effect on the Company’s results of operations. There can be no assurance that the current oil price levels will lead to increased oil and gas exploration and production activity or that demand for the Company’s products and services will reflect such improvement, if any.

The Company operates its business and markets its products and services in all of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. These risks include nationalization, expropriation, war, acts of terrorism and civil disturbance, restrictive action by local governments, limitation on repatriation of earnings, change in foreign tax laws and change in currency exchange rates, any of which could have an adverse effect on either the Company’s ability to manufacture its products in its facilities abroad or the demand in certain regions for the Company’s products or both. To date, the Company has not experienced any significant problems in foreign countries arising from local government actions or political instability, but there is no assurance that such problems will not arise in the future. Interruption of the Company’s international operations could have a material adverse effect on its overall operations.

Dril-Quip’s revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. In 2003, the Company derived 82% of its revenues from the sale of its products and 18% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales, because increased product sales generate increased revenues from installation services and rental running tools. The Company has substantial international operations, with approximately 53%, 63% and 62% of its revenues derived from foreign sales in 2001, 2002 and 2003, respectively. During the same years, approximately 64% of all products sold were manufactured in the United States.

Generally, the Company attempts to raise its prices as its costs increase. However, the actual pricing of the Company’s products and services is impacted by a number of factors, including competitive pricing pressure, underutilized capacity in the oil service sector, maintenance of market share, the introduction of new products and general market conditions.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. During 2003, five projects representing approximately 15% of the Company’s revenue were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The principal elements of cost of sales are labor, raw materials and manufacturing overhead. Variable costs, such as labor, raw materials, supplies and energy, generally account for approximately two-thirds of the Company’s cost of sales. The Company has experienced increased labor costs over the past few years due to the limited supply of skilled workers and during the first few months of 2004 has begun to experience significant increases in raw material costs. Fixed costs, such as the fixed portion of manufacturing overhead, constitute the remainder of the Company’s cost of sales. The Company continually seeks to improve its efficiency and cost position. Cost of sales as a percentage of revenues is also influenced by the product mix sold in any particular quarter and market conditions. The Company’s costs related to its foreign operations do not significantly differ from its domestic costs.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Year Ended December 31,
	2001	2002	2003
Revenues:
Product Group	85.6%	84.4%	81.9%
Service Group	14.4	15.6	18.1

Total	100.0	100.0	100.0
Cost of sales	69.4	72.7	72.0
Selling, general and administrative expenses	13.0	12.6	13.2
Engineering and product development expenses	7.2	7.1	7.5
Special items	—	0.6	0.6

Operating income	10.4	7.0	6.7
Interest expense	1.2	1.0	0.7

Income before income taxes	9.2	6.0	6.0
Income tax provision	3.2	2.0	1.9

Net income	6.0%	4.0%	4.1%

Year ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues.    Revenues increased by $3.7 million, or approximately 1.7%, to $219.5 million in 2003 from $215.8 million in 2002. The increase was due to increased domestic sales of $3.3 million, increased sales of $7.1 million in the European area, and $2.5 million in the Asia Pacific area, offset by decreased export sales in the United States of $9.2 million. Increased revenues were primarily due to increases in the Company’s worldwide manufacturing capacity.

Cost of Sales.    Cost of sales increased by $1.1 million, or 0.7%, to $158 million in 2003 from $156.9 million in 2002. As a percentage of revenues, cost of sales was approximately 72% in 2003 and 72.7% in 2002. This decrease was primarily due to improvements in manufacturing efficiencies.

Selling, General and Administrative Expenses.    For the twelve months ended December 31, 2003, selling, general and administrative expenses increased by approximately $1.7 million, or approximately 6.4%, to $29 million from $27.3 million in the 2002 period. Selling, general and administrative expenses increased as a percentage of revenues from 12.6% in 2002 to 13.2% in 2003. Increased expenditures in this area were the result of expanding the Company’s sales and marketing efforts related to new products, increased advertising and trade show expenses and updating the Company’s worldwide computer and communications networks.

Engineering and Product Development Expenses.    During the year ended December 31, 2003, engineering and product development expenses increased by approximately $1.3 million, or approximately 8.5%, to $16.5 million from $15.2 million during the same period in 2002. This increase primarily reflects expenses related to the development of new products. As a percentage of revenues, engineering and product development expenses increased from 7.1% in 2002 to 7.5% in 2003.

Special Item.    The second quarter 2003 results include a $1.4 million Special Item resulting from the settlement of a previously disclosed warranty claim related to the Company’s drilling riser product. As a result of this settlement, all outstanding warranty issues related to this product were resolved.

Interest Expense.    Interest expense for 2003 was approximately $1.6 million, compared to $2.1 million for 2002. This change resulted primarily from a reduction in borrowings made under the Company’s unsecured revolving line of credit.

Net Income.    Net income increased by approximately 2.6%, from $8.7 million in 2002 to $9 million in 2003 for the reasons set forth above.

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

Selling, General and Administrative Expenses.    For the twelve months ended December 31, 2002, selling, general and administrative expenses increased by approximately $900,000, or approximately 3.5%, to $27.3 million from $26.4 million in the 2001 period. Selling, general and administrative expenses decreased as a percentage of revenues from 13% in 2001 to 12.6% in 2002. Increased expenditures in this area were made for the purposes of expanding the Company’s worldwide sales force and increasing its proposal and project management capabilities.

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

Special Item.    The fourth quarter 2002 results include a $0.9 million after-tax effect of establishing a $1.35 million reserve for warranty claims related to the Company’s drilling riser product.

Interest Expense.    Interest expense for 2002 was approximately $2.1 million, compared to $2.5 million for 2001. This change resulted primarily from a reduction in borrowings made under the Company’s unsecured revolving line of credit.

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

Net cash provided by operating activities was $27.0 million and $14.1 million in 2003 and 2002, respectively. Net cash used in operating activities was $725,000 in 2001. The increase in cash provided by operating activities in 2003 versus 2002 was primarily due to a reduction in trade receivables of approximately $10 million. This reduction was the result of improvements in the timing of payments from customers.

Capital expenditures by the Company were $25.0 million, $17.6 million and $8.3 million in 2001, 2002 and 2003, respectively. Capital expenditures declined during 2002 and 2003 as a result of the completion of the Company’s worldwide manufacturing capacity expansion plan. Principal payments on long-term debt were $632,000, $4.4 million and $16.4 million in 2001, 2002 and 2003, respectively. The reduction in long-term debt during 2003 was primarily due to payments on the Company’s revolving line of credit due to net cash provided by operating activities and reduced capital expenditures during the year.

The following table presents long-term contractual obligations of the Company and the related payments due in total and by year as of December 31, 2003 (in thousand):

	Payments due by year
Contractual Obligations	2004	2005	2006	2007	2008	After 2008	Total
	(In Thousands)
Long-term debt maturities	$1,080	$1,080	$32,080	$1,080	$1,080	$2,707	$39,107
Capital lease obligations	208	208	58	27	—	—	501
Operating lease obligations	1,432	1,077	400	170	146	2,388	5,613

Total	$2,720	$2,365	$32,538	$1,277	$1,226	$5,095	$45,221

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on May 18, 2006. As of December 31, 2003, the Company had drawn down $31 million under this facility for operating activities and capital expenditures.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 3.7 million (approximately U.S. $6.6 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 3.75% at December 31, 2003, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at December 31, 2003 was approximately U.S. $5.2 million.

Dril-Quip Asia Pacific PTE Ltd. has a secured term loan with the Overseas Union Bank dated August 29, 2001 in the original amount of Singapore Dollars $6.0 million (approximately U.S. $3.5 million). Borrowing under this facility bears interest at the swap rate, approximately 0.75%, plus 1.5% and is repayable in 40 equal quarterly installments, plus interest. This facility was used to finance capital expenditures in Singapore. The outstanding balance of this loan at December 31, 2003 was approximately U.S. $2.9 million.

The Company believes that cash generated from operations plus cash on hand and its existing line of credit will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements in 2004. However, any significant future declines in hydrocarbon prices below historical levels could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be readily available and more than adequate to meet such requirements.

Backlog

Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $64 million at December 31, 2003, a decrease of $31 million or 33% over the backlog of $95 million at December 31, 2002. This decrease in backlog was primarily due to the difference between orders booked and orders shipped during 2003. The Company expects to fill approximately 85% of the December 31, 2003 backlog by December 31, 2004. The remaining backlog at December 31, 2003 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. The Company can give no assurance that backlog will remain at current levels. Sales of the Company’s products are affected by prices for oil and natural gas, which fluctuated significantly during 2002 and 2003. Significant future declines in oil and natural gas prices could reduce new customer orders, which would cause the Company’s backlog to decline. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

Geographic Areas

The Company’s operations are divided into three geographic areas based upon the locations of its manufacturing facilities: the United States (Houston, Texas); Europe and Africa (Aberdeen, Scotland) and Asia-Pacific (Singapore). The United States area includes sales to both North and South America. The area of Europe and Africa includes primarily sales to the North Sea and West Africa. The Asia-Pacific area includes sales primarily to Australia, Thailand, Malaysia, Indonesia and the Middle East.

Revenues for each of these areas are dependent upon the ultimate sale of products and services to the Company’s customers. For information on revenues by geographic area, see note 10 to the consolidated financial statements on page 33. Revenues of the United States area are also influenced by its sale of products to the European and Asia-Pacific subsidiaries. Accordingly, the operating incomes of each area are closely tied to third-party sales, and the operating income of the United States area is also dependent upon its level of intercompany sales.

Currency Risk

Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling and the Norwegian kroner. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 2001, 2002 and 2003, the Company had a gain of approximately $85,000, a loss of $425,000, and a gain of $365,000, respectively. The gains in 2001 and 2003 and the loss in 2002 were the result of currency fluctuations related to payables and trade receivables. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. Historically, the Company has not conducted business in countries that limit repatriation of earnings. However, as the Company expands its international operations, it may begin operating in countries that have such limitations. Further, there can be no assurance that the countries in which the Company currently operates will not adopt policies limiting repatriation of earnings in the future. The Company also has significant investments in countries other than the United States, principally its manufacturing operations in Aberdeen, Scotland and, to a lesser extent, Singapore and Norway. The functional currency of these foreign operations is the local currency and, accordingly, financial statement assets and liabilities are translated at current exchange rates. Resulting translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flow.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes the following accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition.    For the majority of the Company’s sales, revenue is recorded at the time the manufacturing process is complete and the products have been shipped to the consumer. For these sales, ownership is transferred to the customer at the time of shipment. Service revenues are recorded at the time the service is rendered. Certain revenues are derived from long-term contracts, which generally require more than one year to fulfill. Revenues and cost of sales and related profits from long-term contracts are recognized under the percentage-of-completion method based on a cost-incurred basis. During 2003, five projects representing approximately 15% of the Company’s revenue were accounted for using percentage of completion accounting. Losses on long-term contracts are recognized when they become known. Contracts for long-term projects usually contain provisions for customer progress payments. Payments and billings in excess of revenues recognized are deferred and are included as a customer prepayment liability. Allowances on accounts receivable are provided primarily on the specific-identification method.

Inventories.    Inventory costs are determined principally by the use of the first-in, first-out (FIFO) method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs that are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $8.3 million and $7.1 million were recorded as of December 31, 2003 and 2002, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

New Accounting Standards

There were several new accounting standards effective in 2003 that were adopted by the Company. The adoption of new accounting standards did not have a significant effect on the Company’s financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Dril-Quip, Inc.

We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dril-Quip, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Houston, Texas

March 5, 2004

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2001	2002	2003
	(In Thousands, Except Share Amounts)
Revenues	$202,900	$215,809	$219,498

Cost and expenses:
Cost of sales	140,920	156,928	157,988
Selling, general, and administrative	26,357	27,281	29,039
Engineering and product development	14,533	15,231	16,525
Special items	—	1,350	1,400

	181,810	200,790	204,952

Operating income	21,090	15,019	14,546
Interest expense	2,452	2,101	1,559

Income before income taxes	18,638	12,918	12,987
Income tax provision	6,436	4,195	4,036

Net income	$12,202	$8,723	$8,951

Earnings per share:
Basic	$.71	$.50	$.52

Fully diluted	$.70	$.50	$.52

Weighted average shares
Basic	17,292,295	17,293,373	17,293,373

Fully diluted	17,351,726	17,337,922	17,293,373

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2002	2003
	(In Thousands)
Current assets:
Cash and cash equivalents	$3,276	$8,325
Trade receivables	58,381	48,627
Inventories	99,588	105,028
Deferred taxes	5,692	4,780
Prepaids and other current assets	2,439	4,627

Total current assets	169,376	171,387

Property, plant, and equipment, net	112,129	106,535

Other assets	258	259

Total assets	$281,763	$278,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,508	$16,196
Current maturities of long-term debt	1,188	1,288
Accrued income taxes	2,505	2,899
Customer prepayments	8,109	3,649
Accrued compensation	5,208	5,782
Other accrued liabilities	6,728	5,649

Total current liabilities	38,246	35,463
Long-term debt	54,196	38,320
Deferred taxes	4,011	4,751

Total liabilities	96,453	78,534

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 17,293,373 issued and outstanding at December 31, 2002 and 2003	173	173
Additional paid-in capital	64,737	64,737
Retained earnings	123,738	132,689
Foreign currency translation adjustment	(3,338)	2,048

Total stockholders’ equity	185,310	199,647

Total liabilities and stockholders’ equity	$281,763	$278,181

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002	2003
	(In Thousands)
Operating activities
Net income	$12,202	$8,723	$8,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,597	9,890	10,558
Loss (gain) on sale of equipment	(36)	(20)	(60)
Deferred income taxes	608	653	1,690
Changes in operating assets and liabilities:			—
Trade receivables	2,763	3,025	13,143
Inventories	(29,748)	1,706	(810)
Prepaids and other assets	(426)	54	(2,028)
Trade accounts payable and accrued expenses	5,315	(9,968)	(4,479)

Net cash provided by (used in) operating activities	(725)	14,063	26,965

Investing activities
Purchase of property, plant, and equipment	(25,018)	(17,607)	(8,328)
Transfer of rental equipment to inventory	—	—	5,518
Proceeds from sale of equipment	152	210	340

Net cash used in investing activities	(24,866)	(17,397)	(2,470)

Financing activities
Proceeds from revolving line of credit and long-term borrowings	30,769	87	—
Principal payments on long-term debt	(632)	(4,397)	(16,396)
Proceeds from sale of stock	77	—	—

Net cash provided by (used in) financing activities	30,214	(4,310)	(16,396)
Effect of exchange rate changes on cash activities	833	(406)	(3,050)

Increase (decrease) in cash	5,456	(8,050)	5,049
Cash at beginning of period	5,870	11,326	3,276

Cash at end of period	$11,326	$3,276	$8,325

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Paid-In Capital	Retained Earnings	Unrealized Translation Adjustment	Total
	(In Thousands)
Balance at December 31, 2000	$173	$64,660	$102,813	$(5,856)	$161,790

Translation adjustment	—	—	—	(1,204)	(1,204)
Net income	—	—	12,202	—	12,202

Comprehensive income	—	—	—	—	10,998
Options Exercised	—	77	—	—	77

Balance at December 31, 2001	173	64,737	115,015	(7,060)	172,865

Translation adjustment	—	—	—	3,722	3,722
Net income	—	—	8,723	—	8,723

Comprehensive income	—	—	—	—	12,445

Balance at December 31, 2002	173	64,737	123,738	(3,338)	185,310

Translation adjustment	—	—	—	5,386	5,386
Net income	—	—	8,951	—	8,951

Comprehensive income	—	—	—	—	14,337

Balance at December 31, 2003	$173	$64,737	$132,689	$2,048	$199,647

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.    Organization

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), manufactures highly engineered offshore drilling and production equipment which is well suited for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connectors and diverters for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products. The Company’s activities are within a single industry segment. The Company has four subsidiaries that manufacture and market the Company’s products abroad. Dril-Quip (Europe) Limited (DQE) is located in Aberdeen, Scotland, with branches in Norway, Holland and Denmark. Dril-Quip Asia Pacific PTE Ltd. is located in Singapore. DQ Holdings PTY Ltd. is located in Perth, Australia and Dril-Quip do Brasil LTDA is located in Macae, Brazil. Dril-Quip (Nigeria) Ltd is located in Port Harcourt, Nigeria and is a wholly-owned subsidiary of DQE.

2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, inventories and contingent liabilities.

Cash and cash equivalents

Short-term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents.

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs that are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow moving inventories and reserves are established based upon current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $8.3 million and $7.1 million were recorded as of December 31, 2003 and 2002, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes are provided on income and expenses which are reported in different periods for income tax and financial reporting purposes.

Revenue Recognition

The Company delivers most of its products on an as-needed basis by its customers and records revenues as the products are shipped. Service revenues are recorded at the time the service is rendered. Allowances for doubtful accounts are determined generally on a case by case basis and historically have been insignificant. Certain revenues are derived from long-term contracts which generally require more than one year to fulfill. Revenues and profits on long-term contracts are recognized under the percentage-of-completion method based on a cost-incurred basis. Losses, if any, on contracts are recognized when they become known. Contracts for long-term projects contain provisions for customer progress payments. Payments in excess of revenues recognized are included as a customer prepayment liability. At December 31, 2003 and 2002, trade receivables included $1,685,000 and $3,711,000 respectively, in unbilled revenue, and inventories had been reduced by $2,978,000 and $8,049,000, respectively, for activities relating to long-term contracts.

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at current exchange rates except for revenues and expenses, which are translated at average rates during each reporting period. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows. These adjustments amounted to a loss of $1,204,000 and a gain of $3,722,000 and $5,386,000 in 2001, 2002 and 2003, respectively.

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange gains (losses) were approximately $85,000 in 2001, ($425,000) in 2002, and $365,000 in 2003, net of income taxes. These amounts are included in selling, general, and administrative costs in the consolidated statements of income.

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

Under SFAS No. 123, pro forma information is required to reflect the estimated effect on net income and earnings per share as if the Company had accounted for the stock options using the fair value method. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2001	2002	2003
Risk free interest rate	4.9%	4.25%	3.11%
Volatility of the stock price	.637	.649	.620
Expected life of options (in years)	5	5	5
Expected dividend	0.0%	0.0%	0.0%
Calculated fair value per share	$10.78	$11.95	$8.22

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under the above plan consistent with the method available under SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2001, 2002 and 2003 would have been reduced to the pro forma amounts listed below.

	Year Ended December 31,
	2001	2002	2003
Net Income
As reported	$12,202	$8,723	$8,951

Pro forma	$9,979	$6,784	$6,703

Earnings per share
Basic	$.71	$.50	$.52

Diluted	$.70	$.50	$.52

Pro forma
Basic	$.58	$.39	$.39

Diluted	$.58	$.39	$.39

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist principally of trade receivables. The Company grants credit to its customers, which operate primarily in the oil and gas industry. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential losses, and such losses have historically been within management’s expectations.

Comprehensive Income

SFAS No. 130 establishes the rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company to include unrealized gains or losses on foreign currency translation adjustments in other comprehensive income. Generally, gains are attributed to a weakening U.S. dollar and losses are the result of a strengthening U.S. dollar.

Interest Capitalization

The Company capitalizes interest on significant construction projects for which interest costs are being incurred. These projects principally consist of construction or expansion of the Company’s facilities. The Company capitalized approximately $220,000 and $10,000 of interest in 2001 and 2002, respectively, with no interest capitalized in 2003.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed considering the dilutive effect of stock options.

New Accounting Standards

There were several new accounting standards effective in 2003 that were adopted by the Company. The adoption of new accounting standards did not have a significant effect on the Company’s financial statements.

3.    Inventories

Inventories consist of the following:

	December 31,
	2002	2003
	(In Thousands)
Raw materials and supplies	$14,934	$18,524
Work in progress	26,034	18,169
Finished goods	65,742	76,590

	106,710	113,283
Allowance for obsolete and excess inventory	(7,122)	(8,255)

	$99,588	$105,028

4.     Property, Plant, and Equipment

Property, plant, and equipment consist of:

	Estimated	December 31,
	Useful Lives	2002	2003
		(In Thousands)
Land and improvements	10-25 years	$12,702	$13,407
Buildings	15-40 years	53,475	55,245
Machinery and equipment	3-10 years	113,359	113,555

		179,536	182,207
Less accumulated depreciation		67,407	75,672

		$112,129	$106,535

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

5.    Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2002	2003
	(In Thousands)
Bank Financing	$54,732	$39,107
Equipment financing agreements	652	501

	55,384	39,608
Less current portion	1,188	1,288

	$54,196	$38,320

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on May 18, 2006. As of December 31, 2003, the Company had drawn down $31 million under this facility for operating activities and capital expenditures.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the amount of U.K. Pounds Sterling 3.7 million (approximately U.S. $6.6 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 3.75% at December 31, 2003, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at December 31, 2003 was approximately U.S.$5.2 million.

Dril-Quip Asia Pacific PTE Ltd. has a secured term loan with the Overseas Union Bank dated August 29, 2001 in the amount of Singapore Dollars $6.0 million (approximately U.S. $3.5 million). Borrowing under this facility bears interest at the swap rate, approximately 0.75%, plus 1.5% and is repayable in 40 equal quarterly installments, plus interest. This facility was used to finance capital expenditures in Singapore. The outstanding balance of this loan at December 31, 2003 was approximately U.S.$2.9 million.

Interest paid on long-term debt for the years ended December 31, 2001, 2002 and 2003 was $2,644,000, $2,278,000 and $1,781,000 respectively. Scheduled maturities of long-term debt are as follows: 2004—$1,288,000; 2005—$1,288,000; 2006—$32,138,000; 2007—$1,107,000; 2008—$1,080,000; and thereafter—$2,707,000.

6.    Income Taxes

Income before income taxes consisted of the following:

	2001	2002	2003
	(In Thousands)
Domestic	$15,372	$5,717	$3,895
Foreign	3,266	7,201	9,092

Total	$18,638	$12,918	$12,987

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The income tax provision consists of the following:

	2001	2002	2003
	(In Thousands)
Current:
Federal	$5,345	$1,426	$(770)
Foreign	466	2,148	3,154

Total Current	5,811	3,574	2,384
Deferred:
Federal	—	577	1,584
Foreign	625	44	68

Total deferred	625	621	1,652

	$6,436	$4,195	$4,036

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	2001	2002	2003
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	0.2	(2.6)	0.3
Foreign sales benefit	(0.8)	—	(2.5)
Other	0.1	0.1	(1.7)

Effective tax rate	34.5%	32.5%	31.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The UK “Other” deferred tax has a valuation allowance of $325,000 or 45%. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2002	2003
Deferred tax assets:
Deferred profit on intercompany sales	$1,894	$1,868
Inventory	2,292	1,400
Other	1,730	1,837

Total deferred tax assets	5,916	5,105
Deferred tax liability:
Property, plant and equipment	(4,011)	(4,751)
Valuation allowance	(224)	(325)

Net deferred tax asset	$1,681	$29

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

The Company paid approximately $6,044,000, $1,110,000 and $3,954,000 in income taxes in 2001, 2002 and 2003, respectively.

7.    Employee Benefit Plans

The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense was $820,000, $981,000 and $902,000 in 2001, 2002 and 2003, respectively.

8.    Commitments and Contingencies

The Company leases certain office, shop and warehouse facilities, automobiles, and equipment. The Company expenses all lease payments when incurred. Total lease expense incurred was $2,177,000, $2,055,000 and $2,004,000 in 2001, 2002 and 2003, respectively. Annual minimum lease commitments at December 31, 2003 are as follows: 2004—$1,432,000; 2005—$1,077,000; 2006—$400,000; 2007—$170,000; 2008—$146,000; and thereafter—$2,388,000.

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

During the fourth quarter of 2002 the Company established a $1.35 million reserve for warranty claims related to the Company’s drilling riser product. This reserve was increased by $1.4 million in the second quarter of 2003 to reflect the cost of settling these warranty claims. As a result of this settlement, all outstanding warranty issues related to this product have been resolved.

9.    Stockholders’ Equity

Under a Stockholder Rights Plan adopted by the Board of Directors in 1997, each share of common stock includes one Right to purchase from the Company a unit consisting of one one-hundredth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock at a specified purchase price per Fractional Share, subject to adjustment in certain events. The Rights will cause substantial dilution to any person or group that attempts to acquire the Company without the approval of the Company’s Board of Directors.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

10.    Geographic Areas

	2001	2002	2003
	(In Thousands)
Revenues
United States:
Domestic	$95,179	$79,260	$82,521
Export	24,100	38,742	29,490
Intercompany	29,607	21,644	28,474

Total United States	148,886	139,646	140,485

Europe and Africa	68,285	72,194	79,337
Asia-Pacific	15,336	25,613	28,150
Eliminations	(29,607)	(21,644)	(28,474)

Total	$202,900	$215,809	$219,498

Operating Income
United States	$18,612	$5,367	$5,026
Europe and Africa	2,061	1,466	2,807
Asia-Pacific	1,157	5,690	6,731
Eliminations	(740)	2,496	(18)

Total	$21,090	$15,019	$14,546

Identifiable Assets
United States	$192,601	$186,507	$173,950
Europe and Africa	81,420	80,957	85,531
Asia-Pacific	11,484	18,223	22,634
Eliminations	(5,546)	(3,924)	(3,934)

Total	$279,959	$281,763	$278,181

Export sales from the United States to unaffiliated customers consist of worldwide sales outside the territorial waters of the United States. Europe sales are primarily to the North Sea, with lesser sales to Africa, while Asia-Pacific’s sales are primarily to Australia, Thailand, Malaysia, Indonesia and the Middle East.

Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

In 2001, BP p.l.c. and ChevronTexaco Corp. accounted for approximately 13% and 10% of consolidated sales, respectively. In 2002, the Royal Dutch Shell Group of Companies accounted for approximately 14% of revenues. In 2003, the Company’s top 15 customers represented approximately 65% of total revenues, with no single customer accounting for more than 10% of the Company’s total revenues.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

11.    Employee Stock Option Plan and Awards

On September 19, 1997, the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan (as amended, the “1997 Plan”) and the Company reserved 1,700,000 shares of Common Stock for use in connection with the 1997 Plan. During 2001, the Company reserved an additional 700,000 shares for use in connection with the 1997 Plan. Persons eligible for awards under the 1997 Plan are employees holding positions of responsibility with the Company or any of its subsidiaries. Options granted under the 1997 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant. Option activity for the years ended December 31, 1997, 1998, 1999, 2000, 2001, 2002 and 2003 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 1997	0	$—
Granted—1997 Plan	411,250	24.00

Outstanding at December 31, 1997	411,250	24.00
Granted—1997 Plan	261,596	19.81

Outstanding at December 31, 1998	672,846	22.37
Granted—1997 Plan	250,280	23.44

Outstanding at December 31, 1999	923,126	22.66
Exercised—1997 Plan	(45,498)	23.54
Granted—1997 Plan	216,214	32.13

Outstanding at December 31, 2000	1,093,842	24.50
Exercised—1997 Plan	(2,875)	22.45
Granted—1997 Plan	321,495	18.00

Outstanding at December 31, 2001	1,412,462	23.02
Granted—1997 Plan	308,035	20.61

Outstanding at December 31, 2002	1,720,497	22.59
Granted—1997 Plan	393,671	14.95
Expired—1997 Plan	(110,688)	23.53

Outstanding at December 31, 2003	2,003,480	$21.04

Exercisable, December 31,
1998	102,813	$24.00
1999	271,024	$22.99
2000	456,308	$22.77
2001	738,268	$23.42
2002	1,000,664	$23.22
2003	1,163,982	$23.08

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The following table summarizes information about stock options outstanding at December 31, 2003.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life
$14.95 to $24.00	1,801,016	$19.79	7.06 years
$32.13	202,464	$32.13	6.82 years

	2,003,480	$21.04	7.03 years

The Company applied Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized in the results of operations, as the exercise price for options granted under this plan is equal to the market price on the date of grant.

12.    Quarterly Results of Operations: (unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In Thousands, Except Share Amounts)
2003
Revenues	$55,221	$55,724	$56,632	$51,921
Operating income(2)	3,475	3,234	3,881	3,956
Net income(2)	2,072	2,035	2,429	2,415
Earnings per share:
Basic(1)	0.12	0.12	0.14	0.14
Diluted(1)	0.12	0.12	0.14	0.14

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In Thousands, Except Share Amounts)
2002
Revenues	$51,097	$54,013	$52,621	$58,078
Operating income(2)	4,753	4,125	3,832	2,309
Net income(2)	2,786	2,374	2,253	1,310
Earnings per share:
Basic(1)	0.16	0.14	0.13	0.08
Diluted(1)	0.16	0.14	0.13	0.08

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.
(2)	The operating results for the quarters ended June 30, 2003 and December 31, 2002 include $1,400 ($966 after-tax) and $1,350 ($918 after-tax) respectively, for the effects of warranty claims related to the Company’s drilling riser product. All outstanding warranty issues related to this product have been resolved.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item is set forth under the captions “Election of Directors—Corporate Governance Matters” and “—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2004 Proxy Statement”) for its annual meeting of stockholders to be held on March 13, 2004, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.    Executive Compensation

The information required by this item is set forth in the sections entitled “Election of Directors—Director Compensation” and “Executive Compensation” in the 2004 Proxy Statement, which sections are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2004 Proxy Statement, which sections are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is set forth in the section entitled “Election of Directors—Certain Transactions” in the 2004 Proxy Statement, which section is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Public Accountants—Fees” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2004 Proxy Statement, which sections are incorporated herein by reference.

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

(a)(3)  Exhibits

Dril-Quip will furnish any exhibit to a stockholder upon payment by the stockholder of the Company’s reasonable expenses to furnish the exhibit.

Exhibit No.	Description

*3.1	—Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.1

—Certificate of Designations for Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 1997).

*4.2	—Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.3

—Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.4

—Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*10.1

—Credit Agreement between the Company and Guaranty, FSB dated May 18, 2001 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-13439)).

*10.2

—Credit Agreement between Dril-Quip (Europe) Limited and Bank of Scotland dated November 18, 1999 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the Quarter ended March 30, 2000 (SEC File No. 001-13439)).

+*10.3

—Form of Employment Agreement between the Company and each of Messrs. Reimert, Smith and Walker (Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

+*10.4

—1997 Incentive Plan of Dril-Quip, Inc. (as amended March 16, 2001) (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement, filed on March 23, 2001, for the annual meeting of Stockholders held on May 10, 2001 (SEC file No. 001-13439)).

Exhibit No.	Description

*21.1	—Subsidiaries of the Registrant (Incorporated herein by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (SEC File No. 001-13439)).

23.1	—Consent of Ernst & Young LLP.

31.1	—Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

31.3	—Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.4	—Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—Section 1350 Certification of Larry E. Reimert.

32.2	—Section 1350 Certification of Gary D. Smith.

32.3	—Section 1350 Certification of J. Mike Walker.

32.4	—Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)    Reports on Form 8-K

On October 31, 2003, the Company filed a Current Report on Form 8-K dated October 30, 2003 furnishing information regarding third quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

DRIL-QUIP,INC.

By:	/s/ LARRY E. REIMERT
Larry E. Reimert Co-Chairman of the Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ J. MIKE WALKER J. MIKE WALKER	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	March 12, 2004

/s/ LARRY E. REIMERT LARRY E. REIMERT	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	March 12, 2004

/S/ GARY D. SMITH GARY D. SMITH	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	March 12, 2004

/s/ JERRY M. BROOKS JERRY M. BROOKS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ GARY W. LOVELESS GARY W. LOVELESS	Director	March 12, 2004

/s/ A.P. SHUKIS A.P. SHUKIS	Director	March 12, 2004

/s/ GARY L. STONE GARY L. STONE	Director	March 12, 2004