Form 10-Q
period 2004-03-31
DRIL-QUIP INC
filed 2004-05-10
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes ☒  No ☐

As of May 7, 2004, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 17,293,373.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2003	March 31, 2004
		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,325	$5,993
Trade receivables	48,627	50,076
Inventories	105,028	105,609
Deferred taxes	4,780	4,629
Prepaids and other current assets	4,627	3,207

Total current assets	171,387	169,514
Property, plant and equipment, net	106,535	107,721
Other assets	259	204

Total assets	$278,181	$277,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,196	$16,301
Current maturities of long-term debt	1,288	1,319
Accrued income taxes	2,899	1,592
Customer prepayments	3,649	6,268
Accrued compensation	5,782	7,102
Other accrued liabilities	5,649	6,429

Total current liabilities	35,463	39,011
Long-term debt	38,320	30,165
Deferred taxes	4,751	4,737

Total liabilities	78,534	73,913
Stockholders’ equity:
Preferred stock:
10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 17,293,373 shares issued and outstanding	173	173
Additional paid-in capital	64,737	64,737
Retained earnings	132,689	135,224
Foreign currency translation adjustment	2,048	3,392

Total stockholders’ equity	199,647	203,526

Total liabilities and stockholders’ equity	$278,181	$277,439

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2003	2004
	(In thousands except share data)
Revenues	$55,221	$53,378
Cost and expenses:
Cost of sales	40,130	37,505
Selling, general and administrative	7,329	7,396
Engineering and product development	4,287	4,272

	51,746	49,173

Operating income	3,475	4,205
Interest expense	450	310

Income before income taxes	3,025	3,895
Income tax provision	953	1,360

Net income	$2,072	$2,535

Earnings per share:
Basic	$0.12	$0.15

Fully diluted	$0.12	$0.15

Weighted average shares:
Basic	17,293,373	17,293,373

Fully diluted	17,293,373	17,334,402

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2003	2004
	(In thousands)
Operating activities
Net income	$2,072	$2,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,652	2,819
Loss on sale of equipment	15	—
Deferred income taxes	(43)	148
Changes in operating assets and liabilities:
Trade receivables	8,916	(967)
Inventories	(2,053)	569
Prepaids and other assets	(458)	1,499
Trade accounts payable and accrued expenses	(5,489)	3,166

Net cash provided by operating activities	5,612	9,769
Investing activities
Purchase of property, plant and equipment	(2,266)	(3,411)
Transfer of rental assets to inventory	5,518	—
Proceeds from sale of equipment	16	25

Net cash provided by (used in) investing activities	3,268	(3,386)
Financing activities
Principal payments on revolving line of credit and long-term debt	(6,498)	(8,316)

Net cash used in financing activities	(6,498)	(8,316)
Effect of exchange rate changes on cash activities	245	(399)

Increase (decrease) in cash	2,627	(2,332)
Cash at beginning of period	3,276	8,325

Cash at end of period	$5,903	$5,993

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), manufactures highly engineered offshore drilling and production equipment which is well suited for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connectors and diverters for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products. The Company’s activities are within a single industry segment. The Company has four subsidiaries that manufacture and market the Company’s products abroad. Dril-Quip (Europe) Limited (“DQE”) is located in Aberdeen, Scotland, with branches in Norway, Holland and Denmark. Dril-Quip Asia Pacific PTE Ltd. is located in Singapore. DQ Holdings PTY Ltd. is located in Perth, Australia and Dril-Quip do Brasil LTDA is located in Macae, Brazil. Dril-Quip (Nigeria) Ltd. is located in Port Harcourt, Nigeria and is a wholly-owned subsidiary of DQE.

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2003, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2004, and the results of operations and the cash flows for each of the three-month periods ended March 31, 2004 and 2003. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Inventories

Inventory costs are determined principally by the use of the first-in, first out (FIFO) method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs that are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolesence reviews are performed on slow moving inventories and reserves are established based upon current assessments about future demands and market conditions.

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

Revenue Recognition

The Company delivers most of its products and services on an as-needed basis by its customers and records revenues as the products are shipped and as services are rendered. Allowances for doubtful accounts are determined generally on a case by case basis. Certain revenues are derived from long-term contracts which generally require more than one year to fulfill. Revenues and profits on long-term contracts are recognized under the percentage-of-completion method based on a cost-incurred basis. Losses, if any, on contracts are recognized when they become known. Contracts for long-term projects contain provisions for customer progress payments. Payments in excess of revenues recognized are included as a customer prepayment liability.

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

Under SFAS No. 123, pro forma information is required to reflect the estimated effect on net income and earnings per share as if the Company had accounted for the stock options using the fair value method. The fair value was estimated at the date of grant using a Black-Scholes option pricing model.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method available under SFAS No. 123, the Company’s net income and earnings per share for each of the three months ended March 31, 2003, and 2004 would have been reduced to the pro forma amounts listed below.

	Three months Ended March 31,
	2003	2004
	(In thousands)
Net Income
As reported	$2,072	$2,535
Pro forma	$1,491	$1,973
Earnings per share
Basic	$0.12	$0.15
Diluted	$0.12	$0.15
Pro forma
Basic	$0.09	$0.11
Diluted	$0.09	$0.11

There were no option grants during the first quarter of 2004.

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

Comprehensive Income

The Company includes unrealized gains or losses on foreign currency translation adjustments in other comprehensive income. Generally, gains are attributed to a weakening U.S. dollar and losses are the result of a strengthening U.S. dollar.

The following table provides comprehensive income for the periods indicated:

	Three months ended March 31,
	2003	2004
	(In thousands)
Net income	$2,072	$2,535
Foreign currency translation adjustment	(925)	1,344

Comprehensive income	$1,147	$3,879

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed considering the dilutive effect of stock options.

The net income used in the basic and diluted earnings per share calculations is the same due to no dilutive effects of stock options or other contingently issuable shares. The following table reconciles the number of common shares outstanding at March 31 of each year to the weighted average of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purpose of calculating basic and diluted earnings per common share:

	Three months ended March 31,
	2003	2004
	(In thousands)
Number of common shares outstanding at end of period	17,293	17,293
Effect of using weighted average common shares outstanding	—	—

Weighted average basic common shares outstanding	17,293	17,293
Dilutive effect of common stock options	—	41

Weighted average diluted common shares outstanding	17,293	17,334

New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s losses, received a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Prior to the issuance of this Interpretation, entities were generally consolidated by an enterprise when it had a controlling interest through ownership of a majority voting interest. This Interpretation applies immediately to entities created after January 31, 2003, and with respect to variable interests held prior to that date, the Company has applied this Interpretation during the current reporting period. The Company has no investments or contractual arrangements that may constitute a variable interest. The adoption of the Interpretation did not have a material impact on the Company’s results of operation or financial position.

3. INVENTORIES

Inventories consist of the following:

	December 31, 2003	(Unaudited) March 31, 2004
	(In Thousands)
Raw materials and supplies	$17,020	$13,955
Work in progress	18,169	24,196
Finished goods	69,839	67,458

	$105,028	$105,609

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. GEOGRAPHIC AREAS

	Three months ended March 31,
	2003	2004
	(In thousands)
Revenues
United States:
Domestic	$20,917	$24,457
Export	13,916	1,652
Intercompany	6,917	6,181

Total United States	41,750	32,290
Europe and Africa	14,491	22,528
Asia-Pacific	5,897	4,741
Eliminations	(6,917)	(6,181)

Total	$55,221	$53,378

Operating Income (Loss)
United States	$3,513	$650
Europe and Africa	(1,476)	2,226
Asia-Pacific	1,756	973
Eliminations	(318)	356

Total	$3,475	$4,205

Identifiable Assets
United States	$179,311	$167,808
Europe and Africa	77,541	91,389
Asia-Pacific	17,810	21,982
Eliminations	(4,130)	(3,740)

Total	$270,532	$277,439

Revenues from the Company’s Product Group totaled approximately $46.5 million and $42.9 million for each of the three month periods ended March 31, 2003 and 2004, respectively. Additionally, revenues from the Company’s Service Group totaled approximately $8.7 million and $10.5 million for the three months ended March 31, 2003 and 2004, respectively.

Export sales from the United States to unaffiliated customers consist of worldwide sales outside the territorial waters of the United States. Europe and Africa sales are primarily to the North Sea, with lesser sales to Africa, while Asia-Pacific’s sales are primarily to Australia, Thailand, Malaysia, Indonesia and the Middle East.

Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere herein, and with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Revenues. Dril-Quip’s revenues are generated by its two operating groups: the Product Group and the Service Group. The Product Group manufactures offshore drilling and production equipment, and the Service Group provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the three months ended March 31, 2004, the Company derived 80% of its revenues from the sale of its products and 20% of its revenues from services. Revenues from the Service Group generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first three months of 2004, three projects representing approximately 11% of the Company’s revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts billed to or received from customers in excess of revenues recognized are classified as a current liability.

Foreign sales represent a significant portion of the Company’s business. In the three months ended March 31, 2004, the Company generated approximately 54% of its revenues from foreign sales. In this period, approximately 61% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended March 31,
	2003	2004
Revenues:
Product Group	84.2%	80.3%
Service Group	15.8%	19.7%

Total	100.0%	100.0%
Cost of sales	72.7%	70.3%
Selling, general and administrative expenses	13.3%	13.8%
Engineering and product development expenses	7.7%	8.0%

Operating income	6.3%	7.9%
Interest expense	0.8%	0.6%

Income before income taxes	5.5%	7.3%
Income tax provision	1.7%	2.5%

Net income	3.8%	4.8%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues. Revenues decreased by $1.8 million, or approximately 3.3%, to $53.4 million in the three months ended March 31, 2004 from $55.2 million in the three months ended March 31, 2003. The net decrease resulted from decreased export sales from the United States of $12.3 million and decreased sales of $1.1 million in the Asia Pacific region, offset by increased domestic sales from the United States of $3.6 and increased sales of $8.0 million in the European area. Decreased export sales from the United States were due to reduced sales activity in South America, primarily Brazil. Decreased sales in the Asia Pacific region resulted from reduced sales activity in Australia. The increase in domestic sales in the United States occurred in the Gulf of Mexico while the increased sales in the European area came principally from North and West Africa.

Cost of Sales. Cost of sales decreased $2.6 million, or approximately 6.5%, to $37.5 million for the three months ended March 31, 2004 from $40.1 million for the same period in 2003. As a percentage of revenues, cost of sales were approximately 70% and 73% for the three-month periods ending March 31, 2004 and 2003, respectively. This reduction in cost of sales as a percentage of revenues was primarily attributed to improved sales margins resulting from manufacturing efficencies and changes in product mix.

Selling, General and Administrative Expenses. In the three months ended March 31, 2004, selling, general and administrative expenses increased by approximately $100,000, or 1%, to $7.4 million from $7.3 million in the 2003 period. The increase in selling, general and administrative expenses was primarily due to increased costs of labor, insurance and employee benefits. Selling, general and administrative expenses as a percentage of revenues were 13.3% in 2003 to 13.8% in 2004.

Engineering and Product Development Expenses. In the three months ended March 31, 2004 and 2003, engineering and product development expenses remained constant at approximately $4.3 million. Engineering and product development expenses as a percentage of revenues were 8.0% in 2004 and 7.7% in 2003.

Interest Expense. Interest expense for the three months ended March 31, 2004 was $310,000 as compared to interest expense of $450,000 for the three-month period ended March 31, 2003. This change resulted primarily from reduced borrowings during the period ended March 31, 2004 under the Company’s unsecured revolving line of credit as compared to borrowings during the period ended March 31, 2003.

Net Income. Net income was approximately $2.5 million for the three months ended March 31, 2004 and $2.1 million for the same period in 2003, for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company’s principal sources of funds are cash flows from operations and bank indebtedness.

Net cash provided by operating activities was approximately $9.8 million and $5.6 million for the three months ended March 31, 2004 and 2003, respectively. The improvement in cash flow from operating activities was principally due to increased net income and decreased working capital requirements attributable to inventories, prepaids and other assets, trade payables and accrued expenses, offset by increased working capital requirements attributable to trade accounts receivable.

Capital expenditures by the Company were $3.4 million and $2.3 million for the three months ended March 31, 2004 and 2003, respectively. Principal payments on long-term debt were approximately $8.3 million and $6.5 million for the three months ended March 31, 2004 and 2003, respectively.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on May 18, 2006. As of March 31, 2004, the Company had drawn down $23.0 million under this facility for operating activities and capital expenditures.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 3.7 million (approximately U.S. $6.8 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 4% at March 31, 2004, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at March 31, 2004 was approximately U.S. $5.2 million.

Dril-Quip Asia Pacific PTE Ltd. has a secured term loan with the Overseas Union Bank dated August 29, 2001 in the original amount of Singapore Dollars $6.0 million (approximately U.S. $3.6 million). Borrowing under this facility bears variable interest at the swap rate, approximately 0.67%, plus 1.5% and is repayable in 40 equal quarterly installments, plus interest. This facility was used to finance capital expenditures in Singapore. The outstanding balance of this loan at March 31, 2004 was approximately U.S. $2.9 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not believe that these risks are material. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could be subject to market risks inherent to such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and the Norwegian kroner. The Company generally attempts to minimize the associated currency exchange risks by seeking international contracts payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. There is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources,” the Company has entered into three credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. The Company believes that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows based on current borrowing levels.

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2004.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed herewith:

Exhibit No.		Description

*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.1	—	Certificate of Designations for Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 1997.))

*4.2	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-1 (registration No. 333-33447)).

*4.3	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.4	—	Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company’s registration Statement on Form S-1 (Registration No. 333-33447)).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

31.3	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Larry E. Reimert.

32.2	—	Section 1350 Certification of Gary D. Smith.

32.3	—	Section 1350 Certification of J. Mike Walker.

32.4	—	Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.

(b) Reports on Form 8-K

On February 27, 2004 the Company filed a Current Report on Form 8-K dated February 27, 2004 furnishing information regarding fourth quarter 2003 and full year 2003 earnings.

On April 30, 2004, the Company filed a Current Report on Form 8-K dated April 30, 2004 furnishing information regarding first quarter 2004 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/s/ JERRY M. BROOKS

Jerry M. Brooks, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Date: May 7, 2004