Form 10-Q
period 2004-06-30
DRIL-QUIP INC
filed 2004-08-09
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 6, 2004, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 17,293,373.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2003	June 30, 2004
		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,325	$7,690
Trade receivables	48,627	41,845
Inventories	105,028	106,919
Deferred taxes	4,780	4,877
Prepaids and other current assets	4,627	1,986

Total current assets	171,387	163,317

Property, plant and equipment, net	106,535	108,220
Other assets	259	202

Total assets	$278,181	$271,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,196	$15,742
Current maturities of long-term debt	1,288	1,303
Accrued income taxes	2,899	2,331
Customer prepayments	3,649	4,113
Accrued compensation	5,782	7,035
Other accrued liabilities	5,649	5,879

Total current liabilities	35,463	36,403

Long-term debt	38,320	24,746
Deferred taxes	4,751	4,751

Total liabilities	78,534	65,900

Stockholders’ equity:
Preferred stock:
10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 17,293,373 shares issued and outstanding	173	173
Additional paid-in capital	64,737	64,737
Retained earnings	132,689	138,026
Foreign currency translation adjustment	2,048	2,903

Total stockholders’ equity	199,647	205,839

Total liabilities and stockholders’ equity	$278,181	$271,739

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(In thousands except share data)
Revenues	$55,724	$52,921	$110,945	$106,299
Cost and expenses:
Cost of sales	39,953	36,625	80,083	74,130
Selling, general and administrative	7,087	8,171	14,416	15,567
Engineering and product development	4,050	3,989	8,337	8,261
Special item	1,400	—	1,400	—

	52,490	48,785	104,236	97,958

Operating income	3,234	4,136	6,709	8,341
Interest expense	413	248	863	558

Income before income taxes	2,821	3,888	5,846	7,783
Income tax provision	786	1,086	1,739	2,446

Net income	$2,035	$2,802	$4,107	$5,337

Earnings per share:
Basic	$0.12	$0.16	$0.24	$0.31

Diluted	$0.12	$0.16	$0.24	$0.31

Weighted average shares:
Basic	17,293,373	17,293,373	17,293,373	17,293,373

Diluted	17,293,373	17,325,669	17,293,373	17,330,122

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30
	2003	2004
	(In thousands)
Operating activities
Net income	$4,107	$5,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,276	5,597
Gain on sale of equipment	(79)	(44)
Deferred income taxes	(104)	(91)
Changes in operating assets and liabilities:
Trade receivables	5,159	6,998
Inventories	408	(1,304)
Prepaids and other assets	(697)	2,696
Trade accounts payable and accrued expenses	(3,540)	789

Net cash provided by operating activities	10,530	19,978
Investing activities
Purchase of property, plant and equipment	(4,889)	(7,106)
Proceeds from disposal of rental equipment	5,518	—
Proceeds from sale of equipment	160	150

Net cash provided by (used in) investing activities	789	(6,956)
Financing activities
Principal payments on revolving line of credit and long-term debt	(6,791)	(13,551)

Net cash used in financing activities	(6,791)	(13,551)
Effect of exchange rate changes on cash	(1,408)	(106)

Increase (decrease) in cash	3,120	(635)
Cash at beginning of period	3,276	8,325

Cash at end of period	$6,396	$7,690

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations. The Company previously reported a single industry segment and disclosed certain geographic financial information. All periods presented herein have been revised to present geographic segment information. See note 4.

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2003, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2004, the results of operations for each of the three and six-month periods ended June 30, 2004 and 2003 and cash flows for the six-month periods ended June 30, 2004 and 2003. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Cash and cash equivalents

Investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents.

Inventories

Inventory costs are determined principally by the use of the first in, first out (FIFO) method, and are stated at the lower of cost or market. Inventory is valued principally based upon direct costs incurred and overhead allocations. Periodically, obsolesence reviews are performed on slow moving inventories and reserves are established based upon current assessments about future demands and market conditions.

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

Revenue Recognition

The Company delivers most of its products and services on an as-needed basis by its customers and records revenues as the products are shipped and as services are rendered. Allowances for doubtful accounts are determined generally on a case by case basis. Certain revenues are derived from long-term product contracts which generally require more than one year to fulfill. Revenues and profits on long-term product contracts are recognized under the percentage-of-completion method based on a cost-incurred basis. Losses, if any, on contracts are recognized when they become known. Contracts for long-term projects contain provisions for customer progress payments. Payments in excess of revenues recognized are included as a customer prepayment liability.

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

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method available under SFAS No. 123, the Company’s net income and earnings per share for each of the three and six-month periods ended June 30, 2003, and 2004 would have been reduced to the pro forma amounts listed below.

	Three months Ended June 30,		Six months Ended June 30,
	2003	2004	2003	2004
	(In thousands except share data)
Net Income
As reported	$2,035	$2,802	$4,107	$5,337
Pro forma	$1,442	$2,240	$2,933	$4,213
Earnings per share
Basic	$0.12	$0.16	$0.24	$0.31
Diluted	$0.12	$0.16	$0.24	$0.31
Pro forma earnings per share
Basic	$0.08	$0.13	$0.17	$0.24
Diluted	$0.08	$0.13	$0.17	$0.24

There were no option grants during the second quarter of 2004.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which approximate market rates.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist principally of trade receivables. The Company grants credit to its customers, which operate primarily in the oil and gas industry. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

Comprehensive Income

The Company includes unrealized gains or losses on foreign currency translation adjustments in other comprehensive income. Generally, gains are attributed to a weakening U.S. dollar and losses are the result of a strengthening U.S. dollar.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table provides comprehensive income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(In thousands)		(In thousands)
Net income	$2,035	$2,802	$4,107	$5,337
Foreign currency translation adjustment	2,306	(489)	1,381	855

Comprehensive income	$4,341	$2,313	$5,488	$6,192

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed considering the dilutive effect of stock options.

The net income used in the basic and dilutive earnings per share calculations is the same due to no dilutive effects of stock options or other contingently issued shares. The following table reconciles the number of common shares outstanding at June 30 of each year to the weighted average of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purpose of calculating basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(In thousands)		(In thousands)
Number of common shares outstanding at end of period	17,293	17,293	17,293	17,293
Effect of using weighted average common shares outstanding	—	—	—	—

Weighted average basic common shares outstanding	17,293	17,293	17,293	17,293
Dilutive effect of common stock options	—	33	—	37

Weighted average diluted common shares outstanding	17,293	17,326	17,293	17,330

New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Prior to the issuance if this Interpretation, entities were generally consolidated by an enterprise when it had a controlling interest through ownership of a majority voting interest. This Interpretation applies immediately to entities created after January 31, 2003, and with respect to variable interests held prior to that date, the Company has applied this Interpretation during the current reporting period. The Company has no investments or contractual arrangements that may constitute a variable interest. The adoption of the Interpretation did not have an impact on the Company’s results of operations or financial position.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3. INVENTORIES

Inventories consist of the following:

	December 31, 2003	June 30, 2004
	(In Thousands)
Raw materials and supplies	$17,020	$14,730
Work in progress	18,169	24,847
Finished goods	69,839	67,342

	$105,028	$106,919

4. GEOGRAPHIC SEGMENTS

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(In thousands)		(In thousands)
Revenues
Western Hemisphere
Products	$17,655	$17,586	$47,528	$37,928
Services	4,785	4,622	9,745	10,390
Intercompany	10,720	11,380	17,637	17,561

Total	$33,160	$33,588	$74,910	$65,879

Eastern Hemisphere
Products	$20,471	$19,881	$31,970	$38,663
Services	3,833	3,476	6,825	7,222
Intercompany	1,650	424	2,872	787

Total	$25,954	$23,781	$41,667	$46,672

Asia-Pacific
Products	$8,242	$6,539	$13,339	$10,252
Services	738	817	1,538	1,844
Intercompany	—	871	—	871

Total	$8,980	$8,227	$14,877	$12,967

Summary
Products	$46,368	$44,006	$92,837	$86,843
Services	9,356	8,915	18,108	19,456
Intercompany	12,370	12,675	20,509	19,219
Eliminations	(12,370)	(12,675)	(20,509)	(19,219)

Total	$55,724	$52,921	$110,945	$106,299

Income (loss) before taxes
Western Hemisphere	$(1,494)	$998	$1,653	$1,424
Eastern Hemisphere	2,238	1,140	698	3,301
Asia-Pacific	2,262	2,367	3,999	3,319
Eliminations	(185)	(617)	(504)	(261)

Total	$2,821	$3,888	$5,846	$7,783

	Dec. 31, 2003	June 30, 2004
	(In thousands
Total Assets
Western Hemisphere	$173,950	$157,960
Eastern Hemisphere	85,531	92,685
Asia-Pacific	22,634	25,198
Eliminations	(3,934)	(4,104)

	$278,181	$271,739

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment, and service revenues are earned when the Company provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the six months ended June 30, 2004, the Company derived 82% of its revenues from the sale of its products and 18% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first six months of 2004, three projects representing approximately 15% of the Company’s revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts billed to or received from customers in excess of revenues recognized are classified as a current liability.

Foreign sales represent a significant portion of the Company’s business. In the six months ended June 30, 2004, the Company generated approximately 60% of its revenues from sales outside the United States. In this period, approximately 62% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Revenues:
Products	83.2%	83.2%	83.7%	81.7%
Services	16.8	16.8	16.3	18.3

Total	100.0	100.0	100.0	100.0
Cost of sales	71.7	69.2	72.2	69.7
Selling, general and administrative expenses	12.7	15.4	13.0	14.7
Engineering and product development expenses	7.3	7.5	7.5	7.8
Special item	2.5	—	1.2	—

Operating income	5.8	7.9	6.1	7.8
Interest expense	0.7	0.5	0.8	0.5

Income before income taxes	5.1	7.4	5.3	7.3
Income tax provision	1.4	2.1	1.6	2.3

Net income	3.7%	5.3%	3.7%	5.0%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

Revenues. Revenues decreased by $2.8 million, or approximately 5.0%, to $52.9 million in the three months ended June 30, 2004 from $55.7 million in the three months ended June 30, 2003. The net decrease resulted primarily from decreased product sales in the Eastern Hemisphere of approximately $600,000, decreased product sales in the Asia-Pacific area of $1.7 million, and decreased service revenues in the Eastern Hemisphere of approximately $400,000.

Cost of Sales. Cost of sales decreased by approximately $3.3 million, or 8.3%, to $36.6 million for the three months ended June 30, 2004 from $39.9 million for the same period in 2003. As a percentage of revenues, cost of sales were approximately 69.2% and 71.7% for the three-month periods ending June 30, 2004 and 2003, respectively. The improvement in cost of sales as a percentage of revenues was primarily due to favorable changes in product mix and manufacturing efficiencies.

Selling, General and Administrative Expenses. In the three months ended June 30, 2004, selling, general and administrative expenses increased by approximately 15.3%, to $8.2 million from $7.1 million in the 2003 period. Selling, general and administrative expenses increased as a percentage of revenues to 15.4% in 2004 from 12.7% in 2003. The increase in selling, general and administrative expenses was primarily due to increased cost of labor, insurance, employee benefits and legal and professional fees required to meet Sarbanes-Oxley compliance requirements.

Engineering and Product Development Expenses. In the three months ended June 30, 2004 and 2003, engineering and product development expenses remained constant at approximately $4.0 million. Engineering and product development expenses increased as a percentage of revenues to 7.5% in 2004 from 7.3% in 2003.

Special Item. The second quarter 2003 results include a $900,000 after-tax effect of settling a warranty claim related to the Company’s drilling riser product. As a result of this settlement, all outstanding warranty issues related to this product have been resolved.

Interest Expense. Interest expense for the three months ended June 30, 2004 was $248,000 as compared to interest expense of $413,000 for the three-month period ended June 30, 2003. This change resulted primarily from reduced borrowings under the Company’s unsecured revolving line of credit during the period ended June 30, 2004 as compared to borrowing during the three month period ended June 30, 2003.

Net Income. Net income was approximately $2.8 million in the three months ended June 30, 2004 versus $2.0 million for the same period in 2003, for the reasons set forth above.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003.

Revenues. Revenues decreased by $4.6 million, or 4.2%, to $106.3 million in the six months ended June 30, 2004 from $110.9 million in the six months ended June 30, 2003. This decrease was due to reduced product sales of $6.0 million offset by increased service revenues of approximately $1.4 million. More specifically, decreased product sales in the Western Hemisphere of $9.6 million and in Asia-Pacific of $3.1 million were offset by increased product sales in the Eastern Hemisphere of $6.7 million. Service revenues increased by approximately $700,000, $400,000 and $300,000 in the Western Hemisphere, the Eastern Hemisphere and Asia-Pacific, respectively.

Cost of Sales. Cost of sales decreased $6.0 million, or 7.4%, to $74.1 million for the six months ended June 30, 2004 from $80.1 million for the same period in 2003. As a percentage of revenues, cost of sales were 69.7% and 72.2% for the six month periods ending June 30, 2004 and 2003, respectively. This decrease in cost of sales as a percentage of revenues was attributable to improved sales margins resulting from manufacturing efficiencies and changes in product mix.

Selling, General and Administrative Expenses. In the six months ended June 30, 2004, selling, general and administrative expenses increased by approximately $1.2 million, or 8.0%, to $15.6 million from $14.4 million in the 2003 period. As a percentage of revenues, selling, general and administrative expenses were 14.7% and 13.0% for the six months ending June 30, 2004 and 2003, respectively. The increase in selling, general and administrative expenses was primarily due to increased cost of labor, insurance, employee benefits and legal and professional fees required to meet Sarbanes-Oxley compliance requirements.

Engineering and Product Development Expenses. In the six month period ended June 30, 2004 and 2003, engineering and product development expenses remained constant at approximately $8.3 million. As a percentage of revenues, engineering and product development expenses were 7.8% in 2004 and 7.5% in 2003.

Special Item. The second quarter 2003 results include a $900,000 after-tax effect of settling a previously disclosed warranty claim related to the Company’s drilling riser product. As a result of this settlement, all outstanding warranty issues related to this product have been resolved.

Interest Expense. Interest expense for the six month periods ended June 30, 2004 was approximately $558,000 as compared to interest expense of $863,000 for the six month period ended June 30, 2003. This change resulted primarily from reduced borrowings under the Company’s unsecured revolving line of credit.

Net Income. Net income increased by $1.2 million, or approximately 30%, to $5.3 million in the six months ended June 30, 2004 from $4.1 million for the same period in 2003 for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company’s principal sources of funds are cash flows from operations and bank indebtedness.

Net cash provided by operating activities was approximately $20.0 million and $10.5 million for the six months ended June 30, 2004 and 2003, respectively. The improvement in cash flow from operating activities was principally due to increased net income and decreased working capital requirements attributable to receivables, prepaids and other assets, trade payables and accrued expenses, offset by increased working capital requirements attributable to inventory.

Capital expenditures by the Company were $7.1 million and $4.9 million for the six months ended June 30, 2004 and 2003, respectively. Principal payments on long-term debt were approximately $13.6 million and $6.8 million for the six months ended June 30, 2004 and 2003, respectively.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on May 18, 2006. As of June 30, 2004, the Company had drawn down $18.0 million under this facility for operating activities and capital expenditures.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 3.7 million (approximately U.S. $6.7 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 4.5% at June 30, 2004, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at June 30, 2004 was approximately U.S. $5.0 million.

Dril-Quip Asia Pacific PTE Ltd. has a secured term loan with the Overseas Union Bank dated August 29, 2001 in the original amount of Singapore Dollars $6.0 million (approximately U.S. $3.5 million). Borrowing under this facility bears variable interest at the swap rate, approximately 0.71% at June 30, 2004, plus 1.5% and is repayable in 40 equal quarterly installments, plus interest. This facility was used to finance capital expenditures in Singapore. The outstanding balance of this loan at June 30, 2004 was approximately U.S. $2.7 million.

The Company believes that cash generated from operations plus cash on hand and its existing line of credit will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements in 2004. However, any significant future declines in hydrocarbon prices could result in reduced demand for the Company’s products which could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be readily available and more than adequate to meet such requirements.

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

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and, to a lesser extent, the Singapore dollar and the Norwegian kroner. The Company generally attempts to minimize the associated currency exchange risks by seeking international contracts payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. However, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into three credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the June 30, 2004 balance of approximately $26.0 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $260,000, or $65,000 per quarter.

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Dril-Quip’s annual meeting of stockholders was held on May 13, 2004 for the purpose of electing two directors to serve for three-year terms, approving the appointment of Ernst & Young LLP as independent public accountants of the Company for 2004 and approving the 2004 Incentive Plan of Dril-Quip, Inc.

1. Election of Directors

Stockholders elected A. P. Shukis and Gary L. Stone, each for a three-year term expiring at the 2007 annual meeting. The vote tabulation was as follows:

Director	Votes Cast For	Votes Cast Against Or Withheld
A. P. Shukis	16,149,748	152,022
Gary L. Stone	14,687,852	1,613,918

Directors continuing in office were Larry E. Reimert, Gary D. Smith, J. Mike Walker and Gary W. Loveless.

2. Proposal approving the appointment of Ernst & Young LLP as independent public accountants of the Company for 2004.

For	16,139,547
Against	160,723
Abstain	1,500

3. Proposal approving the Company’s 2004 Incentive Plan.

For	12,251,166
Against	2,891,073
Abstain	4,240

Item 5. Other Information.

Changes in Registrant’s Certifying Accountant

On August 6, 2004, Ernst & Young LLP resigned as the Company’s independent certified public accountants. Ernst & Young LLP completed its review of this Quarterly Report on Form 10-Q prior to resigning.

Ernst & Young LLP did not consult with the Company’s audit committee prior to its resignation, and, therefore, the Company’s audit committee did not recommend or approve the resignation of Ernst & Young LLP. The Company has commenced the process of retaining new independent certified public accountants.

In connection with its audit as of and for the years ended December 31, 2002 and December 31, 2003, the reports of independent certified public accountants issued by Ernst & Young LLP, dated February 28, 2003 and March 5, 2004, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the Company’s two most recent fiscal years and subsequent interim period through June 30, 2004, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its report on the Company’s consolidated financial statements for the two most recent fiscal years.

The Company requested that Ernst & Young LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. Ernst & Young LLP’s response is attached hereto as Exhibit 99.1.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.1	—	Certificate of Designations for Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 1997.))

*4.2	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).
*4.3	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.4	—	Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

31.3	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Larry E. Reimert.

32.2	—	Section 1350 Certification of Gary D. Smith.

32.3	—	Section 1350 Certification of J. Mike Walker.

32.4	—	Section 1350 Certification of Jerry M. Brooks.

99.1	—	Ernst & Young LLP Letter regarding Change in Certifying Accountant.

*	Incorporated herein by reference as indicated.

(b) Reports on Form 8-K

On April 30, 2004, the Company filed a Current Report on Form 8-K dated April 30, 2004 furnishing information regarding first quarter 2004 earnings.

On August 3, 2004, the Company filed a Current Report on Form 8-K dated July 30, 2004 furnishing information regarding second quarter 2004 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/s/ JERRY M. BROOKS
Jerry M. Brooks, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Date: August 9, 2004