Form 10-Q
period 2004-09-30
DRIL-QUIP INC
filed 2004-11-09
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 5, 2004, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 17,299,935.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2003	September 30, 2004
		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,325	$4,590
Trade receivables	48,627	53,188
Inventories	105,028	101,085
Deferred taxes	4,780	5,942
Prepaids and other current assets	4,627	1,626

Total current assets	171,387	166,431

Property, plant and equipment, net	106,535	111,013
Other assets	259	294

Total assets	$278,181	$277,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,196	$16,270
Current maturities of long-term debt	1,288	1,298
Accrued income taxes	2,899	3,112
Customer prepayments	3,649	2,811
Accrued compensation	5,782	6,566
Other accrued liabilities	5,649	7,140

Total current liabilities	35,463	37,197

Long-term debt	38,320	26,198
Deferred taxes	4,751	5,571

Total liabilities	78,534	68,966

Stockholders’ equity:
Preferred stock:
10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 17,293,373 shares issued and outstanding	173	173
Additional paid-in capital	64,737	64,737
Retained earnings	132,689	141,276
Foreign currency translation adjustment	2,048	2,586

Total stockholders’ equity	199,647	208,772

Total liabilities and stockholders’ equity	$278,181	$277,738

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(In thousands except share data)
Revenues	$56,632	$58,222	$167,577	$164,521
Cost and expenses:
Cost of sales	40,676	41,341	120,759	115,471
Selling, general and administrative	7,707	7,915	22,123	23,482
Engineering and product development	4,368	4,213	12,705	12,474
Special item	—	—	1,400	—

	52,751	53,469	156,987	151,427

Operating income	3,881	4,753	10,590	13,094
Interest expense	361	272	1,224	830

Income before income taxes	3,520	4,481	9,366	12,264
Income tax provision	1,091	1,231	2,830	3,677

Net income	$2,429	$3,250	$6,536	$8,587

Earnings per share:
Basic	$0.14	$0.19	$0.38	$0.50

Fully diluted	$0.14	$0.19	$0.38	$0.50

Weighted average shares:
Basic	17,293,373	17,293,373	17,293,373	17,293,373

Fully diluted	17,293,373	17,392,735	17,293,373	17,345,638

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30
	2003	2004
	(In thousands)
Operating activities
Net income	$6,536	$8,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,892	8,663
Gain on sale of equipment	(40)	(61)
Deferred income taxes	(265)	(337)
Changes in operating assets and liabilities:
Trade receivables	6,973	(4,371)
Inventories	2,733	4,418
Prepaids and other assets	297	2,982
Trade accounts payable and accrued expenses	(3,333)	1,568

Net cash provided by operating activities	20,793	21,449

Investing activities
Purchase of property, plant and equipment	(7,250)	(13,178)
Disposal of rental equipment	5,518	—
Proceeds from sale of equipment	174	349

Net cash provided by (used in) investing activities	(1,558)	(12,829)

Financing activities
Principal payments on revolving line of credit and long-term debt	(11,092)	(12,181)

Net cash used in financing activities	(11,092)	(12,181)
Effect of exchange rate changes on cash activities	(1,469)	(174)

Increase (decrease) in cash	6,674	(3,735)
Cash and cash equivalents at beginning of period	3,276	8,325

Cash and cash equivalents at end of period	$9,950	$4,590

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2003, which has been derived from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2004, the results of operations for each of the three and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine-month periods ended September 30, 2004 and 2003. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, inventories and contingent liabilities as discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting For Stock Based Compensation” (“SFAS No. 123”). Accordingly, the Company accounts for its stock-based compensation using the intrinsic value method under Accounting Principles Board Statement No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under this accounting method, no expense in connection with the Company’s stock option plan is recognized in the consolidated statements of income.

Under SFAS No. 123, pro forma information is required to reflect the estimated effect on net income and earnings per share as if the Company had accounted for the stock options using the fair value method. The fair value was estimated at the date of grant using a Black-Scholes option pricing model.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method available under SFAS No. 123, the Company’s net income and earnings per share for each of the three and nine-month periods ended September 30, 2003, and 2004 would have been reduced to the pro forma amounts listed below.

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(In thousands except share data)
Net Income
As reported	$2,429	$3,250	$6,536	$8,587
Less: Compensation expense per SFAS No. 123, net of tax	(585)	(568)	(1,759)	(1,692)

Pro forma net income	$1,844	$2,682	$4,777	$6,895

Earnings per share
Basic	$0.14	$0.19	$0.38	$0.50
Diluted	$0.14	$0.19	$0.38	$0.50
Pro forma earnings per share
Basic	$0.11	$0.16	$0.28	$0.40
Diluted	$0.11	$0.15	$0.28	$0.40

There were no option grants during the third quarter of 2004.

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

Comprehensive Income.

The Company includes unrealized gains or losses on foreign currency translation adjustments in other comprehensive income. Generally, gains are attributed to a weakening U.S. dollar and losses are the result of a strengthening U.S. dollar.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table provides comprehensive income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(In thousands)		(In thousands)
Net income	$2,429	$3,250	$6,536	$8,587
Foreign currency translation adjustment	521	(317)	1,902	538

Comprehensive income	$2,950	$2,933	$8,438	$9,125

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed considering the dilutive effect of stock options.

The net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the number of common shares outstanding at September 30 of each year to the weighted average of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purpose of calculating basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(In thousands)		(In thousands)
Number of common shares outstanding at end of period	17,293	17,293	17,293	17,293
Effect of using weighted average common shares outstanding	—	—	—	—

Weighted average basic common shares outstanding	17,293	17,293	17,293	17,293
Dilutive effect of common stock options	—	100	—	53

Weighted average diluted common shares outstanding	17,293	17,393	17,293	17,346

New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Prior to the issuance of this Interpretation, entities were generally consolidated by an enterprise when it had a controlling interest through ownership of a majority voting interest. This Interpretation applies immediately to entities created after January 31, 2003, and with respect to variable interests held prior to that date. The Company has no investments or contractual arrangements that may constitute a variable interest. The adoption of the Interpretation did not have an impact on the Company’s results of operations or financial position.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3. INVENTORIES

Inventories consist of the following:

	December 31, 2003	September 30, 2004
	(In Thousands)
Raw materials and supplies	$17,020	$13,677
Work in progress	18,169	17,258
Finished goods	69,839	70,150

	$105,028	$101,085

4. GEOGRAPHIC SEGMENTS

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(In thousands)		(In thousands)
Revenues
Western Hemisphere
Products	$20,489	$20,323	$68,019	$58,250
Services	5,466	4,216	15,211	14,606
Intercompany	4,849	9,240	22,486	26,801

Total	$30,804	$33,779	$105,716	$99,657

Eastern Hemisphere
Products	$20,949	$22,608	$52,918	$61,272
Services	4,184	3,272	11,008	10,494
Intercompany	1,421	265	4,293	1,051

Total	$26,554	$26,145	$68,219	$72,817

Asia-Pacific
Products	$4,300	$6,643	$17,639	$16,895
Services	1,244	1,160	2,782	3,004
Intercompany	—	568	—	1,439

Total	$5,544	$8,371	$20,421	$21,338

Summary
Products	$45,738	$49,574	$138,576	$136,417
Services	10,894	8,648	29,001	28,104
Intercompany	6,270	10,073	26,779	29,291
Eliminations	(6,270)	(10,073)	(26,779)	(29,291)

Total	$56,632	$58,222	$167,577	$164,521

Income (loss) before taxes:
Western Hemisphere	$(715)	$758	$939	$2,183
Eastern Hemisphere	2,508	1,692	3,206	4,993
Asia-Pacific	1,315	2,022	5,313	5,341
Eliminations	412	9	(92)	(253)

Total	$3,520	$4,481	$9,366	$12,264

	Dec. 31, 2003	Sept. 30, 2004
	(In thousands)
Total Assets
Western Hemisphere	$173,950	$160,006
Eastern Hemisphere	85,531	94,468
Asia-Pacific	22,634	27,359
Eliminations	(3,934)	(4,095)

	$278,181	$277,738

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment, and service revenues are earned when the Company provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the nine months ended September 30, 2004, the Company derived 83% of its revenues from the sale of its products and 17% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first nine months of 2004, three projects representing approximately 14% of the Company’s revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts billed to or received from customers in excess of revenues recognized are classified as a current liability.

Foreign sales represent a significant portion of the Company’s business. In the nine months ended September 30, 2004, the Company generated approximately 62% of its revenues from sales outside the United States. In this period, approximately 61% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Revenues:
Products	80.8%	85.2%	82.7%	82.9%
Services	19.2	14.8	17.3	17.1

Total	100.0	100.0	100.0	100.0
Cost of sales	71.8	71.0	72.1	70.2
Selling, general and administrative expenses	13.6	13.6	13.2	14.3
Engineering and product development expenses	7.7	7.2	7.6	7.6
Special item	0.0	0.0	0.8	0.0

Operating income	6.9	8.2	6.3	7.9
Interest expense	0.7	0.5	0.7	0.5

Income before income taxes	6.2	7.7	5.6	7.4
Income tax provision	1.9	2.1	1.7	2.2

Net income	4.3%	5.6%	3.9%	5.2%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

Revenues. Revenues increased by $1.6 million, or approximately 2.8%, to $58.2 million in the three months ended September 30, 2004 from $56.6 million in the three months ended September 30, 2003. The net increase resulted primarily from increased product sales in the Asia-Pacific area of approximately $2.3 million and increased product sales in the Eastern Hemisphere of $1.7 million offset by decreased product sales in the Western Hemisphere by approximately $0.2 million and decreased service revenues in the Western and Eastern Hemispheres of approximately $1.3 million and $0.9 million, respectively.

Cost of Sales. Cost of sales decreased by approximately $0.6 million or 1.6%, to $41.3 million for the three months ended September 30, 2004 from $40.7 million for the same period in 2003. As a percentage of revenues, cost of sales were approximately 71.0% and 71.8% for the three-month periods ended September 30, 2004 and

2003, respectively. The improvement in cost of sales as a percentage of revenues was primarily due to favorable changes in product mix and manufacturing efficiencies.

Selling, General and Administrative Expenses. In the three months ended September 30, 2004, selling, general and administrative expenses increased by approximately 2.7%, to $7.9 million from $7.7 million in the 2003 period. Selling, general, and administrative expenses remained constant as a percentage of revenues at approximately 13.6%.

Engineering and Product Development Expenses. In the three months ended September 30, 2004, engineering and product development expenses decreased by approximately 3.5% to $4.2 million from $4.4 million in the same period in 2003. Engineering and product development expenses decreased as a percentage of revenues to 7.2% in 2004 from 7.7% in 2003.

Interest Expense. Interest expense for the three months ended September 30, 2004 was $272,000 as compared to interest expense of $361,000 for the three-month period ended September 30, 2003. This change resulted primarily from reduced borrowings under the Company’s unsecured revolving line of credit during the period ended September 30, 2004 as compared to borrowings during the three month period ended September 30, 2003.

Net Income. Net income was approximately $3.3 million for the three months ended September 30, 2004 versus $2.4 million for the same period in 2003, for the reasons set forth above.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003.

Revenues. Revenues decreased by $3.1 million, or 1.8%, to $164.5 million in the nine months ended September 30, 2004 from $167.6 million in the nine months ended September 30, 2003. This decrease was due to reduced product sales of $2.2 million and decreased service revenues of approximately $0.9 million. More specifically, decreased product sales in the Western Hemisphere of $9.8 million and in Asia-Pacific of $0.7 million were offset by increased product sales in the Eastern Hemisphere of $8.3 million. Service revenues decreased by approximately $0.6 million and $0.5 million in the Western Hemisphere and Eastern Hemisphere respectively, offset by an increase of $0.2 million in Asia Pacific.

Cost of Sales. Cost of sales decreased $5.3 million, or 4.4%, to $115.5 million for the nine months ended September 30, 2004 from $120.8 million for the same period in 2003. As a percentage of revenues, cost of sales were 70.2% and 72.1% for the nine month periods ending September 30, 2004 and 2003, respectively. This decrease in cost of sales as a percentage of revenues was attributable to improved sales margins resulting from manufacturing efficiencies and changes in product mix.

Selling, General and Administrative Expenses. In the nine months ended September 30, 2004, selling, general and administrative expenses increased by approximately $1.4 million, or 6.2%, to $23.5 million from $22.1 million in the 2003 period. As a percentage of revenues, selling, general and administrative expenses were 14.3% and 13.2% for the nine months ending September 30, 2004 and 2003, respectively. The increase in selling, general and administrative expenses was primarily due to increased cost of labor, insurance, employee benefits and legal and other professional fees required to meet the new Sarbanes-Oxley compliance requirements.

Engineering and Product Development Expenses. In the nine months ended September 30, 2004, engineering and product development expenses decreased by approximately $0.2 million, or 1.9%, to $12.5 million from $12.7 in the same period in 2003. Engineering and product development expenses remained constant as a percentage of revenues at approximately 7.6%.

Special Item. The results for the nine months ended September 30, 2003 include a $0.9 million after-tax effect of settling a previously disclosed warranty claim related to the Company’s drilling riser product. As a result of this settlement, all outstanding warranty issues related to this product have been resolved.

Interest Expense. Interest expense for the nine month periods ended September 30, 2004 was approximately $0.8 million as compared to interest expense of $1.2 million for the nine month period ended September 30, 2003. This change resulted primarily from reduced borrowings under the Company’s unsecured revolving line of credit.

Net Income. Net income increased by $2.1 million, or approximately 31.3%, to $8.6 million in the nine months ended September 30, 2004 from $6.5 million for the same period in 2003 for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to increase manufacturing capacity, improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company’s principal sources of funds are cash flows from operations and bank indebtedness.

Net cash provided by operating activities was approximately $21.4 million and $20.8 million for the nine months ended September 30, 2004 and 2003, respectively. The improvement in cash flow from operating activities was principally due to increased net income and decreased working capital requirements attributable to inventory, prepaids and other assets, trade payables and accrued expenses, offset by increased working capital requirements attributable to accounts receivable.

Capital expenditures by the Company were $13.2 million and $7.3 million for the nine months ended September 30, 2004 and 2003, respectively. This increase was primarily due to expenditures for rental equipment and running tools related to subsea trees and the Company’s new subsea controls product line. Principal payments on long-term debt were approximately $12.2 million and $11.1 million for the nine months ended September 30, 2004 and 2003, respectively.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on May 18, 2006. As of September 30, 2004, the Company had drawn down $19.8 million under this facility for operating activities and capital expenditures.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 3.7 million (approximately U.S. $6.7 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 4.75% at September 30, 2004, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at September 30, 2004 was approximately U.S. $4.8 million.

Dril-Quip Asia Pacific PTE Ltd. has a secured term loan with the Overseas Union Bank dated August 29, 2001 in the original amount of Singapore Dollars $6.0 million (approximately U.S. $3.5 million). Borrowing under this facility bears variable interest at the swap rate, approximately 1.4%, plus 1.5% and is repayable in 40 equal quarterly installments, plus interest. This facility was used to finance capital expenditures in Singapore. The outstanding balance of this loan at September 30, 2004 was approximately U.S. $2.6 million.

The Company believes that cash generated from operations plus cash on hand and its existing line of credit will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements in 2004. However, any significant future declines in hydrocarbon prices could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be readily available and more than adequate to meet such requirements.

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

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and, to a lesser extent, the Norwegian kroner. The Company generally attempts to minimize the associated currency exchange risks by seeking international contracts payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. However, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into three credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the September 30, 2004 balance of approximately $27.2 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $272,000, or $68,000 per quarter.

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 6. Exhibits.

The following exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.1	—	Certificate of Designations for Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 1997 (SEC File No. 1-13439)).

*4.2	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.3	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.4	—	Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*10.1	—	Letter Agreement dated October 28, 2004 between Larry E. Reimert and Dril-Quip, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2004 (SEC File No. 1-13439)).

*10.2	—	Letter Agreement dated October 28, 2004 between Gary D. Smith and Dril-Quip, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 29, 2004 (SEC File No. 1-13439)).

*10.3	—	Letter Agreement dated October 28, 2004 between J. Mike Walker and Dril-Quip, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 29, 2004 (SEC File No. 1-13439)).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

31.3	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Larry E. Reimert.

32.2	—	Section 1350 Certification of Gary D. Smith.

32.3	—	Section 1350 Certification of J. Mike Walker.

32.4	—	Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/s/ JERRY M. BROOKS
Jerry M. Brooks, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Date: November 9, 2004