Form 10-K
period 2004-12-31
DRIL-QUIP INC
filed 2005-03-16
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

At June 30, 2004, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $126,710,000 based on the closing price of such stock on such date of $18.70.

At March 14, 2005, the number of shares outstanding of registrant’s Common Stock was 17,440,363.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its headquarter locations. See note 10 to the consolidated financial statements. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore;

and Dril-Quip do Brasil LTDA, located in Macae, Brazil. Dril-Quip (Nigeria) Ltd. is located in Port Harcourt, Nigeria and is a wholly-owned subsidiary of DQE.

Dril-Quip has developed its broad line of subsea equipment, surface equipment and offshore rig equipment primarily through its internal product development efforts. The Company believes that it has achieved significant market share and brand name recognition with respect to its established products due to the technological capabilities, reliability, cost effectiveness and operational timesaving features of these products. In particular, the Company’s Quik-Thread® and Quik-Stab® specialty connectors, MS-15® mudline hanger systems and SS-10® and SS-15® subsea wellheads are among the most widely used in the industry. During the 1990s, the Company introduced a number of new products, including diverters, wellhead connectors, dual-bore and single-bore subsea production trees, subsea and platform valves, platform wellheads, platform trees, drilling risers and Spar and Tension Leg Platform (TLP) production risers. Dril-Quip is currently involved in the development of a number of new products, including liner hangers and control systems. Liner hangers are used in wells to hang off and seal casing set inside previously-installed casing strings and control systems are used to control subsea production equipment such as valves, chokes and various subsea tree component. We are currently developing various sizes and pressure ratings for these products. Other new products under development include high-pressure, high-temperature drilling and completion systems, slimhole subsea wellhead systems, subsea manifold systems and flowline connections.

Dril-Quip markets its products, both new and existing, through its offices and sales representatives located in all of the major international energy markets throughout the world. In 2004, the Company generated approximately 64% of its revenues from foreign sales. The Company manufactures its products at its facilities located in Houston, Texas; Aberdeen, Scotland; and Singapore, and maintains additional facilities for fabrication and/or reconditioning in Brazil, Norway, Denmark and Australia. Dril-Quip’s manufacturing operations are vertically integrated, with the Company performing substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities.

The Company was co-founded in 1981 by Larry E. Reimert, Gary D. Smith, J. Mike Walker and Gary W. Loveless. Together, Messrs. Reimert, Smith and Walker have over 100 years of combined experience in the oilfield equipment industry, essentially all of which has been with the Company and its major competitors. In addition, key department managers have been with the Company over 10 years, on average.

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

Additionally, we make available free of charge on our internet website:

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

During 2004 demand for oil and gas increased worldwide, resulting in dramatic price increases for these commodities. Industry experts believe this trend will continue and could result in increased pressure on production capacity to meet the demand. High commodity prices, combined with supply and demand being in close proximity, a decline in reserves, and below normal inventories, have resulted in oil operators increasing capital spending for both exploration and development programs. However, any future decline in oil and gas prices significantly below current levels would likely have a material adverse effect on the Company’s results of operations. There can be no assurance that the current oil price levels will lead to increases in exploration and development activity or that demand for the Company’s products and services will reflect such improvement, if any.

Products and Services

Products

Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. In 2004, the Company derived approximately 83% of its revenues from the sale of its products. The Company’s products are used to explore for oil and gas on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, TLPs, Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers (called tension legs). A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter that is anchored in place (like a Spar buoy). FPSOs are floating production, storage and offloading monohull moored vessels.

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

Offshore Rig Equipment.    Offshore rig equipment includes drilling and production riser systems, wellhead connectors and diverters. The drilling riser system consists of (i) lengths of riser pipe and associated riser connectors that secure one to another; (ii) the telescopic joint, which connects the entire drilling riser system to the diverter at the rig and provides a means to compensate for vertical motion of the rig relative to the ocean floor; and (iii) the wellhead connector, which provides a means for remote connection and disconnection of the drilling riser system to and from the blowout preventer stack. Production risers provide a vertical conduit from the subsea wellhead to a TLP, Spar or FPSO. The wellhead connector also provides remote connection/disconnection of the blowout preventer stack, production tree or production riser to/from the wellhead. Diverters are used to provide protection from shallow gas blowouts and to divert gases off of the rig during the drilling operation.

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

Services

Services provided by Dril-Quip include field installation services, reconditioning of its products which are customer-owned, and rental running tools for installation and retrieval of its products. These services are provided from the Company’s worldwide locations and represented approximately 17% of revenues in 2004.

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

The Company has increased its facilities at its Eldridge site in Houston, Texas from approximately 280,000 square feet at the end of 1997 to approximately 851,000 square feet at the end of 2004. Dril-Quip has consolidated its Houston manufacturing operations by moving its finish machining, assembly and warehouse functions from its Hempstead Highway location to its larger, state-of-the-art Eldridge Parkway facility.

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

The Company is not dependent on any one customer or group of customers. In 2003, the Company’s top 15 customers represented approximately 65% of total revenues, with no single customer accounting for more than 10% of the Company’s total revenues. In 2004, the Company’s top 15 customers represented approximately 61% of total revenues, with ConocoPhillips accounting for approximately 15% of the Company’s total revenues. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to offshore exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

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

Employees

The total number of the Company’s employees as of December 31, 2004 was 1,289. Of these, 789 were located in the United States. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2004.

Item S-K 401(b).    Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of March 15, 2005) and positions of the Company’s executive officers:

Name	Age	Position
Larry E. Reimert	57	Co-Chairman of the Board and Co-Chief Executive Officer
Gary D. Smith	62	Co-Chairman of the Board and Co-Chief Executive Officer
J. Mike Walker	61	Co-Chairman of the Board and Co-Chief Executive Officer
Jerry M. Brooks	53	Chief Financial Officer

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

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the New York Stock Exchange for the indicated quarters of fiscal 2003 and 2004:

	Sales Price ($)
	2003		2004
Quarter Ended	High	Low	High	Low
March 31	17.65	11.56	20.80	15.10
June 30	18.53	13.54	19.62	14.75
September 30	19.56	15.30	23.22	17.38
December 31	17.55	14.41	25.47	20.13

There were approximately 50 stockholders of record of the Company’s Common Stock as of March 14, 2005. This number does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

The Company currently intends to retain any earnings for the future operation and development of its business and does not currently anticipate paying any dividends in the foreseeable future. The Board of Directors will review this policy on a regular basis in light of the Company’s earnings, financial condition and market opportunities.

Information concerning securities authorized for issuance under equity compensation plans is included in Note 11 of the Notes to Consolidated Financial Statements.

Repurchases of Equity Securities

During the year ended December 31, 2004, none of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act were purchased by or on behalf of the Company or any of the Company’s “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

Item 6.    Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

	As of December 31,
	2000	2001	2002	2003	2004
	(In Thousands, Except Per Share Amounts)
Statement of Operations Data:
Revenues	$163,953	$202,900	$215,809	$219,498	$221,586
Cost of sales	111,267	140,920	156,928	157,988	153,433
Selling, general and administrative expenses	23,164	26,357	27,281	29,039	32,749
Engineering and product development expenses	12,116	14,533	15,231	16,525	17,090
Special items	—	—	1,350	1,400	—

	146,547	181,810	200,790	204,952	203,272
Operating income	17,406	21,090	15,019	14,546	18,314
Interest expense (income)	495	2,452	2,101	1,559	1,100

Income before income taxes	16,911	18,638	12,918	12,987	17,214
Income tax provision	5,880	6,436	4,195	4,036	4,741

Net income	$11,031	$12,202	$8,723	$8,951	$12,473

Earnings per share:
Basic	$0.64	$0.71	$0.50	$0.52	$0.72
Diluted	$0.63	$0.70	$0.50	$0.52	$0.72
Weighted average shares outstanding:
Basic	17,274	17,292	17,293	17,293	17,295
Diluted	17,505	17,352	17,338	17,293	17,370

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$(12,193)	$(725)	$14,063	$26,965	$25,338
Net cash used in investing activities	(23,111)	(24,866)	(17,397)	(2,470)	(16,845)
Net cash provided by (used in) financing activities	30,279	30,214	(4,310)	(16,396)	(10,840)

Other Data:
Depreciation and amortization	$7,428	$8,597	$9,890	$10,558	$11,779
Capital expenditures	23,180	25,018	17,607	8,328	17,061

	As of December 31,
	2000	2001	2002	2003	2004
	(In Thousands)
Balance Sheet Data:
Working capital	$105,635	$131,098	$131,130	$135,924	$137,716
Total assets	233,341	279,959	281,763	278,181	303,565
Total debt	28,935	58,888	55,384	39,608	29,072
Total stockholders’ equity	161,790	172,865	185,310	199,647	216,363

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

During 2004 demand for oil and gas increased worldwide, resulting in dramatic prices increases for these commodities. Industry experts believe this trend will continue and could result in increased pressure on production capacity to meet the demand. High commodity prices, combined with supply and demand being in close proximity, a decline in reserves, and below normal inventories, have resulted in oil operators increasing capital spending for both exploration and development programs. However, any future decline in oil and gas prices significantly below current levels would likely have a material adverse effect on the Company’s results of operations. There can be no assurance that the current oil price levels will lead to increases in exploration and development activity or that demand for the Company’s products and services will reflect such improvement, if any.

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

Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment, and service revenues are earned when the Company provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. In 2004, the Company derived 83% of its revenues from the sale of its products and 17% of its revenues from services. Service revenues generally correlate to revenues from product sales, because increased product sales generate increased revenues from installation services and rental running tools. The Company has substantial international operations, with approximately 63%, 62% and 64% of its revenues derived from foreign sales in 2002, 2003 and 2004, respectively. On the basis of revenues generated, approximately 64%, 64% and 58% of all products sold were manufactured in the United States during 2002, 2003 and 2004, respectively.

Generally, the Company attempts to raise its prices as its costs increase. However, the actual pricing of the Company’s products and services is impacted by a number of factors, including competitive pricing pressure, underutilized capacity in the oil service sector, maintenance of market share, the introduction of new products and general market conditions.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. During 2004, three projects representing approximately 13% of the Company’s revenue were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The principal elements of cost of sales are labor, raw materials and manufacturing overhead. Variable costs, such as labor, raw materials, supplies and energy, generally account for approximately two-thirds of the Company’s cost of sales. The Company has experienced increased labor costs over the past few years due to the limited supply of skilled workers and during 2004 has begun to experience significant increases in raw material costs. Fixed costs, such as the fixed portion of manufacturing overhead, constitute the remainder of the Company’s cost of sales. The Company continually seeks to improve its efficiency and cost position. Cost of sales as a percentage of revenues is also influenced by the product mix sold in any particular quarter and market conditions. The Company’s costs related to its foreign operations do not significantly differ from its domestic costs.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Year Ended December 31,
	2002	2003	2004
Revenues:
Products	84.4%	81.9%	82.6%
Services	15.6	18.1	17.4

Total	100.0	100.0	100.0
Cost of sales	72.7	72.0	69.3
Selling, general and administrative expenses	12.6	13.2	14.8
Engineering and product development expenses	7.1	7.5	7.7
Special items	0.6	0.6	—

Operating income	7.0	6.7	8.2
Interest expense	1.0	0.7	0.5

Income before income taxes	6.0	6.0	7.7
Income tax provision	2.0	1.9	2.1

Net income	4.0%	4.1%	5.6%

Year ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues.    Revenues increased by $2.1 million, or approximately 1%, to $221.6 million in 2004 from $219.5 million in 2003. The increase was due to increased sales of $19.3 million in the Eastern Hemisphere and $200,000 in the Asia-Pacific area, offset by decreased export sales in the Western Hemisphere of $13.9 million and decreased domestic sales of $3.5 million. The worldwide increase in revenues was due to an overall increase in demand for the Company’s products which occurred at the same time that customer demands in the various regions of the world changed significantly.

Cost of Sales.    Cost of sales decreased by $4.6 million, or 2.9%, to $153.4 million in 2004 from $158.0 million in 2003. As a percentage of revenues, cost of sales was approximately 69% in 2004 and 72% in 2003. This decrease was primarily due to improvements in manufacturing, engineering and field service efficiencies and changes in product mix.

Selling, General and Administrative Expenses.    For the twelve months ended December 31, 2004, selling, general and administrative expenses increased by approximately $3.7 million, or approximately 12.8%, to $32.7 million from $29.0 million in the 2003 period. Selling, general and administrative expenses increased as a percentage of revenues from 13.2% in 2003 to 14.8% in 2004. Increased expenditures in this area were primarily the result of costs of compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (approximately $1.2 million), the weakening of the U.S. dollar versus the U.K. pound and most European currencies (approximately $700,000), increased outside audit and legal fees (approximately $300,000), and increased selling, general and administrative expenses related to the Company’s new products: liner hangers and control systems (approximately $300,000).

Engineering and Product Development Expenses.    During the year ended December 31, 2004, engineering and product development expenses increased by approximately $565,000, or approximately 3.4%, to $17.1 million from $16.5 million during the same period in 2003. This increase primarily reflects increased labor costs related to the development of new products. As a percentage of revenues, engineering and product development expenses increased from 7.5% in 2003 to 7.7% in 2004.

Special Item.    The second quarter 2003 results include a $1.4 million Special Item resulting from the settlement of a previously disclosed warranty claim related to the Company’s drilling riser product. As a result of this settlement, all outstanding warranty issues related to this product were resolved.

Interest Expense.    Interest expense for 2004 was approximately $1.1 million, compared to $1.6 million for 2003. This change resulted primarily from a reduction in borrowings made under the Company’s unsecured revolving line of credit.

Net Income.    Net income increased by approximately $3.5 million or 39.3%, from $9.0 million in 2003 to $12.5 million in 2004. In addition to the reasons set forth above, this increase was primarily due to increased income before taxes of $6.1 million in the Eastern Hemisphere offset by decreased income before taxes of $0.9 million in the Western Hemisphere and decreased income before taxes of $0.8 million in the Asia-Pacific region.

Year ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues.    Revenues increased by $3.7 million, or approximately 1.7%, to $219.5 million in 2003 from $215.8 million in 2002. The increase was due to increased domestic sales in the Western Hemisphere of $3.3 million, increased sales of $7.1 million in the Eastern Hemisphere, and $2.5 million in the Asia Pacific area, offset by decreased export sales in the Western Hemisphere of $9.2 million. Increased revenues were primarily due to increases in the Company’s worldwide manufacturing capacity.

Cost of Sales.    Cost of sales increased by $ 1.1 million, or 0.7%, to $158.0 million in 2003 from $156.9 million in 2002. As a percentage of revenues, cost of sales was approximately 72% in 2003 and 72.7% in 2002. This decrease was primarily due to improvements in manufacturing efficiencies.

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

Special Item.    During the fourth quarter of 2002 the Company established a $1.35 million reserve for warranty claims related to the Company’s drilling riser product. This reserve was increased by $1.4 million in the second quarter of 2003 to reflect the cost of settling those warranty claims. As a result of this settlement, all outstanding warranty issues related to this product have been resolved.

Interest Expense.    Interest expense for 2003 was approximately $1.6 million, compared to $2.1 million for 2002. This change resulted primarily from a reduction in borrowings made under the Company’s unsecured revolving line of credit.

Net Income.    Net income increased by approximately 2.6%, from $8.7 million in 2002 to $9.0 million in 2003 for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company’s principal sources of funds are cash flows from operations and bank indebtedness.

Net cash provided by operating activities was $14.1 million, $27.0 million and $25.3 million in 2002, 2003 and 2004, respectively.

Capital expenditures by the Company were $17.6 million, $8.3 million and $17.1 million in 2002, 2003 and 2004, respectively. Capital expenditures declined during 2003 as a result of the completion of the Company’s worldwide manufacturing capacity expansion plan. Increases during 2004 were primarily due to expenditures related to the expansion of the Company’s Houston forging facility as well as costs associated with running tools and equipment needed in the development and marketing of the Company’s new liner hanger and subsea controls product lines. Principal payments on long-term debt were $4.4 million, $16.4 million and $11.0 million in 2002, 2003 and 2004, respectively. The reduction in long-term debt during 2004 was primarily due to payments on the Company’s revolving line of credit due to net cash provided by operating activities.

The following table presents long-term contractual obligations of the Company and the related payments, excluding the effects of interest, due in total and by year as of December 31, 2004 (in thousand):

	Payments due by year
Contractual Obligations	2005	2006	2007	2008	2009	After 2009	Total
	(In Thousands)
Long-term debt maturities	$990	$24,726	$796	$768	$768	$1,024	$29,072
Operating lease obligations	1,702	758	444	128	109	2,399	5,540

Total	$2,692	$25,484	$1,240	$896	$877	$3,423	$34,612

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on May 18, 2006. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. The Company is in compliance with all loan covenants. As of December 31, 2004, the Company had drawn down $23.9 million under this facility for operating activities and capital expenditures. It is the Company’s intent to refinance this facility prior to maturity.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 3.7 million (approximately U.S. $7.1 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 4.75% at December 31, 2004, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at December 31, 2004 was approximately U.S. $4.9 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

The secured term loan Dril-Quip Asia Pacific PTE Ltd. had with the Overseas Union Bank dated August 29, 2001 in the original amount of Singapore Dollars $6.0 million (approximately U.S. $3.7 million) was paid in full on December 30, 2004.

The Company believes that cash generated from operations plus cash on hand and its existing line of credit will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements in 2005. However, any significant future declines in hydrocarbon prices below historical levels could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be readily available and more than adequate to meet such requirements.

Backlog

Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $127 million at December 31, 2004, an increase of $63 million or 98% over the backlog of $64 million at December 31, 2003. This increase in backlog is primarily due to improving worldwide market conditions resulting in increased demand for the Company’s products. The Company expects to fill approximately 85% of the December 31, 2004 backlog by December 31, 2005. The remaining backlog at December 31, 2004 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. The Company can give no assurance that backlog will remain at current levels. Sales of the Company’s products are affected by prices for oil and natural gas, which fluctuated significantly during 2003 and 2004. Significant future declines in oil and natural gas prices could reduce new customer orders, which would cause the Company’s backlog to decline. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

Geographic Segments

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations. The Company previously reported a single industry segment and disclosed certain geographic financial information. All periods presented herein have been revised to present geographic segment information. See note 10 to the consolidated financial statements.

Revenues for each of these segments are dependent upon the ultimate sale of products and services to the Company’s customers. For information on revenues by geographic segment, see note 10 to the consolidated financial statements. Revenues of the Western Hemisphere are also influenced by its sale of products to the Eastern Hemisphere and Asia-Pacific segments. Accordingly, the operating incomes of each area are closely tied to third-party sales, and the operating income of the Western Hemisphere is also dependent upon its level of intercompany sales.

Currency Risk

Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling and the Norwegian kroner. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 2002, 2003 and 2004, the Company had, net of income taxes, a loss of approximately $425,000, a gain of $365,000, and a gain of $636,000, respectively. The loss in 2002 and the gain in 2003 and 2004 were the result of currency fluctuations related to payables and trade receivables. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. Historically, the Company has not conducted business in countries that limit repatriation of earnings. However, as the Company expands its international operations, it may begin operating in countries that have such limitations. Further, there can be no assurance that the countries in which the Company currently operates will not adopt policies limiting repatriation of earnings in the future. The Company also has significant investments in countries other than the United States, principally its manufacturing operations in Aberdeen, Scotland and, to a lesser extent, Singapore and Norway. The functional currency of these foreign operations is the local currency and, accordingly, financial statement assets and liabilities are translated at current exchange rates. Resulting translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flow.

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

Revenue Recognition.    For the majority of the Company’s sales, revenue is recorded at the time the manufacturing process is complete and the products have been shipped to the consumer. For these sales, ownership is transferred to the customer at the time of shipment. Service revenues are recorded at the time the service is rendered. Certain revenues are derived from long-term contracts, which generally require more than one year to fulfill. Revenues and cost of sales and related profits from long-term contracts are recognized under the percentage-of-completion method based on a cost-incurred basis. During 2004, three projects representing approximately 13% of the Company’s revenue were accounted for using percentage of completion accounting. Losses on long-term contracts are recognized when they become known. Contracts for long-term projects usually contain provisions for customer progress payments. Payments and billings in excess of revenues recognized are deferred and are included as a customer prepayment liability. Allowances on accounts receivable are provided primarily on the specific-identification method.

Inventories.    Inventory costs are determined principally by the use of the first-in, first-out (FIFO) method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs that are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $8.3 million and $9.9 million were recorded as of December 31, 2003 and 2004, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

New Accounting Standards

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. The Act further provides for a tax deduction for qualified production activities. Under the guidance of FASB Staff Position No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production

Activities Provided by American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in SFAS 109 and not as a reduction in the tax rate. As such, the special deduction has no effect on deferred tax assets and liabilities existing on the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We are still reviewing whether any of our operations would qualify for this deduction.

Also in December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations, or cash flows.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, Inventory Costs (SFAS 151). SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that there will be no material effect on its financial statements upon adoption of this statement.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payments. This statement is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. In addition, this statement will apply to unvested options granted prior to the effective date. This new standard is effective in interim and annual reporting periods that begin after June 15, 2005. Dril-Quip, Inc. is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could be subject to market risks inherent to such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and, to a lesser extent, the Norwegian kroner. The Company generally attempts to minimize the associated currency exchange risks by seeking international contracts payable both in local currency and in U.S. dollars. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. However, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Currency Risk” in Item 7 of this report.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the December 31, 2004 balance of approximately $28.8 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $288,000 , or $72,000 per quarter.

Item 8.    Financial Statements and Supplementary Data

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management has designed its internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Management’s assessment included review and testing of both the design effectiveness and operating effectiveness of controls over all relevant assertions related to all significant accounts and disclosures in the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

BDO Seidman, LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and issued the report set forth on page 24.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Dril-Quip, Inc.

We have audited the accompanying consolidated balance sheet of Dril-Quip, Inc. as of December 31, 2004 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dril-Quip, Inc. at December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission (COSO) and our report dated March 11, 2005 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Houston, Texas

March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dril-Quip, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Dril-Quip, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dril-Quip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Dril-Quip, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended and our report dated March 11, 2005 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Houston, Texas

March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Dril-Quip, Inc.

We have audited the accompanying consolidated balance sheet of Dril-Quip, Inc. as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dril-Quip, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Houston, Texas

March 5, 2004

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2003	2004
	(In Thousands, Except Share Amounts)
Revenues	$215,809	$219,498	$221,586

Cost and expenses:
Cost of sales	156,928	157,988	153,433
Selling, general, and administrative	27,281	29,039	32,749
Engineering and product development	15,231	16,525	17,090
Special items	1,350	1,400	—

	200,790	204,952	203,272

Operating income	15,019	14,546	18,314
Interest expense	2,101	1,559	1,100

Income before income taxes	12,918	12,987	17,214
Income tax provision	4,195	4,036	4,741

Net income	$8,723	$8,951	$12,473

Earnings per share:
Basic	$0.50	$0.52	$0.72

Diluted	$0.50	$0.52	$0.72

Weighted average shares
Basic	17,293,373	17,293,373	17,295,248

Diluted	17,337,922	17,293,373	17,370,120

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2003	2004
	(In Thousands)
Current assets:
Cash and cash equivalents	$8,325	$5,159
Trade receivables	48,627	63,116
Inventories	105,028	110,763
Deferred taxes	4,780	7,231
Prepaids and other current assets	4,627	3,798

Total current assets	171,387	190,067

Property, plant, and equipment, net	106,535	113,206

Other assets	259	292

Total assets	$278,181	$303,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,196	$26,805
Current maturities of long-term debt	1,288	990
Accrued income taxes	2,899	2,982
Customer prepayments	3,649	8,311
Accrued compensation	5,782	6,296
Other accrued liabilities	5,649	6,967

Total current liabilities	35,463	52,351
Long-term debt	38,320	28,082
Deferred taxes	4,751	6,769

Total liabilities	78,534	87,202

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 17,293,373 and 17,300,873 issued and outstanding at December 31, 2003 and 2004, respectively	173	173
Additional paid-in capital	64,737	64,889
Retained earnings	132,689	145,162
Foreign currency translation adjustment	2,048	6,139

Total stockholders’ equity	199,647	216,363

Total liabilities and stockholders’ equity	$278,181	$303,565

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
	(In Thousands)
Operating activities
Net income	$8,723	$8,951	$12,473
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,890	10,558	11,779
Loss (gain) on sale of equipment	(20)	(60)	184
Deferred income taxes	653	1,690	(403)
Changes in operating assets and liabilities:
Trade receivables	3,025	13,143	(13,170)
Inventories	1,706	(810)	(2,628)
Prepaids and other assets	54	(2,028)	891
Trade accounts payable and accrued expenses	(9,968)	(4,479)	16,212

Net cash provided by operating activities	14,063	26,965	25,338

Investing activities
Purchase of property, plant, and equipment	(17,607)	(8,328)	(17,061)
Disposal of rental equipment	—	5,518	—
Proceeds from sale of equipment	210	340	216

Net cash used in investing activities	(17,397)	(2,470)	(16,845)

Financing activities
Proceeds from revolving line of credit and long-term borrowings	87	—	—
Principal payments on long-term debt	(4,397)	(16,396)	(10,992)
Proceeds from sale of stock	—	—	152

Net cash used in financing activities	(4,310)	(16,396)	(10,840)
Effect of exchange rate changes on cash activities	(406)	(3,050)	(819)

Increase (decrease) in cash	(8,050)	5,049	(3,166)
Cash at beginning of year	11,326	3,276	8,325

Cash at end of year	$3,276	$8,325	$5,159

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustment	Total
	(In Thousands)
Balance at December 31, 2001	$173	$64,737	$115,015	$(7,060)	$172,865

Translation adjustment	—	—	—	3,722	3,722
Net income	—	—	8,723	—	8,723

Comprehensive income	—	—	—	—	12,445

Balance at December 31, 2002	173	64,737	123,738	(3,338)	185,310

Translation adjustment	—	—	—	5,386	5,386
Net income	—	—	8,951	—	8,951

Comprehensive income	—	—	—	—	14,337

Balance at December 31, 2003	173	64,737	132,689	2,048	199,647

Translation adjustment	—	—	—	4,091	4,091
Net income	—	—	12,473	—	12,473

Comprehensive income	—	—	—	—	16,564
Options Exercised	—	152	—	—	152

Balance at December 31, 2004	$173	$64,889	$145,162	$6,139	$216,363

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland, Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore, and Dril-Quip do Brasil LTDA, located in Macae, Brazil. Dril-Quip (Nigeria) Ltd. is located in Port Harcourt, Nigeria and is a wholly-owned subsidiary of DQE.

2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, inventories and contingent liabilities.

Cash and cash equivalents

Short-term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents.

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs that are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow moving inventories and reserves are established based upon current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $8.3 million and $9.9 million were recorded as of December 31, 2003 and 2004, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

Revenue Recognition

The Company delivers most of its products on an as-needed basis by its customers and records revenues as the products are shipped. Service revenues are recorded at the time the service is rendered. Allowances for doubtful accounts are determined generally on a case by case basis and historically have been insignificant. Certain revenues are derived from long-term contracts which generally require more than one year to fulfill. Revenues and profits on long-term contracts are recognized under the percentage-of-completion method based on a cost-incurred basis. Losses, if any, on contracts are recognized when they become known. Contracts for long-term projects contain provisions for customer progress payments. Payments in excess of revenues recognized are included as a customer prepayment liability. At December 31, 2003 and 2004, trade receivables included $1,685,000 and $6,020,000 respectively, in unbilled revenue, and inventories had been reduced by $2,978,000 and $6,514,000, respectively, for activities relating to long-term contracts.

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at current exchange rates except for revenues and expenses, which are translated at average rates during each reporting period. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows. These adjustments amounted to gains of $3,722,000, $5,386,000 and $4,091,000 in 2002, 2003 and 2004, respectively.

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange gains (losses) were approximately ($425,000) in 2002, $365,000 in 2003, and $636,000 in 2004, net of income taxes. These amounts are included in selling, general, and administrative costs in the consolidated statements of income.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting For Stock Based Compensation” (“SFAS No. 123”). Accordingly, no compensation cost has been recognized for stock options granted under the Company’s incentive plan.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Under SFAS No. 123, pro forma information is required to reflect the estimated effect on net income and earnings per share as if the Company had accounted for the stock options using the fair value method. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2002	2003	2004
Risk free interest rate	4.25%	3.11%	No grants
Volatility of the stock price	.649	.620
Expected life of options (in years)	5	5
Expected dividend	0.0%	0.0%
Calculated fair value per share	$11.95	$8.22

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under the above plan consistent with the method available under SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2002, 2003 and 2004 would have been reduced to the pro forma amounts listed below. There were no options granted in 2004.

	Year ended December 31,
	2002	2003	2004
Net Income
As reported	$8,723	$8,951	$12,473
Less: Compensation expense per SFAS No. 123, net of tax	(1,939)	(2,248)	(2,148)

Pro forma net income	$6,784	$6,703	$10,325

Earnings per share
Basic	$0.50	$0.52	$0.72

Diluted	$0.50	$0.52	$0.72

Pro forma
Basic	$0.39	$0.39	$0.60

Diluted	$0.39	$0.39	$0.59

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

Comprehensive Income

SFAS No. 130 establishes the rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company to include unrealized gains or losses on foreign currency translation adjustments in comprehensive income. Generally, gains are attributed to a weakening U.S. dollar and losses are the result of a strengthening U.S. dollar.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Interest Capitalization

The Company capitalizes interest on significant construction projects for which interest costs are being incurred. These projects principally consist of construction or expansion of the Company’s facilities. The Company capitalized approximately $10,000 in 2002 and no interest was capitalized in 2003 or 2004.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed considering the dilutive effect of stock options using the treasury stock method.

New Accounting Standards

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. The Act further provides for a tax deduction for qualified production activities. Under the guidance of FASB Staff Position No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in SFAS 109 and not as a reduction in the tax rate. As such, the special deduction has no effect on deferred tax assets and liabilities existing on the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We are still reviewing whether any of our operations would qualify for this deduction.

Also in December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations, or cash flows.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, Inventory Costs (SFAS 151). SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that there will be no material effect on its financial statements upon adoption of this statement.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payments. This statement is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. In addition, this statement will apply to unvested options granted prior to the effective date. This new standard is effective in interim and annual reporting periods that begin after June 15, 2005. Dril-Quip, Inc. is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

3.    Inventories

Inventories consist of the following:

	December 31,
	2003	2004
	(In Thousands)
Raw materials and supplies	$18,524	$19,315
Work in progress	18,169	16,247
Finished goods	76,590	85,061

	113,283	120,623
Allowance for obsolete and excess inventory	(8,255)	(9,860)

	$105,028	$110,763

4.    Property, Plant, and Equipment

Property, plant, and equipment consist of:

	Estimated Useful Lives	December 31,
		2003	2004
	(In Thousands)
Land and improvements	10-25 years	$13,407	$13,828
Buildings	15-40 years	55,245	56,292
Machinery and equipment	3-10 years	113,555	131,407

		182,207	201,527
Less accumulated depreciation		75,672	88,321

		$106,535	$113,206

5.    Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2003	2004
	(In Thousands)
Bank Financing	$39,107	$28,764
Equipment financing agreements	501	308

	39,608	29,072
Less current portion	1,288	990

	$38,320	$28,082

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on May 18, 2006. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. The Company is in compliance with all loan covenants. As of December 31, 2004, the Company had drawn down $23.9 million under this facility for operating activities and capital expenditures.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 3.7 million (approximately U.S. $7.1 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 4.75% at December 31, 2004, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at December 31, 2004 was approximately U.S. $4.9 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

The secured term loan Dril-Quip Asia Pacific PTE Ltd. had with the Overseas Union Bank dated August 29, 2001 in the original amount of Singapore Dollars $6.0 million (approximately U.S. $3.7 million) was paid in full on December 30, 2004.

Interest paid on long-term debt for the years ended December 31, 2002, 2003 and 2004 was $2,278,000, $1,781,000 and $1,194,000 respectively. Scheduled maturities of long-term debt are as follows: 2005—$990,000; 2006—$24,726,000; 2007—$796,000; 2008— $768,000; 2009—$768,000; and thereafter—$1,024,000.

6.    Income Taxes

Income before income taxes consisted of the following:

	2002	2003	2004
	(In Thousands)
Domestic	$5,717	$3,895	$2,858
Foreign	7,201	9,092	14,356

Total	$12,918	$12,987	$17,214

The income tax provision consists of the following:

	2002	2003	2004
	(In Thousands)
Current:
Federal	$1,426	$(770)	$1,394
Foreign	2,148	3,154	3,780

Total Current	3,574	2,384	5,174
Deferred:
Federal	577	1,584	(515)
Foreign	44	68	82

Total deferred	621	1,652	(433)

	$4,195	$4,036	$4,741

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	2002	2003	2004
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	(2.6)	0.3	(6.7)
Foreign sales benefit	—	(2.5)	(1.0)
Other	0.1	(1.7)	0.2

Effective tax rate	32.5%	31.1%	27.5%

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The UK deferred tax valuation allowance was $261,000 and $325,000 in 2004 and 2003, respectively. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2003	2004
Deferred tax assets:
Deferred profit on intercompany sales	$1,868	$1,872
Inventory	1,400	2,555
Inventory reserve	—	455
Provision for doubtful accounts	9	926
Other	1,828	1,684

Total deferred tax assets	5,105	7,492
Deferred tax liability:
Property, plant and equipment	(4,751)	(6,769)
Valuation allowance	(325)	(261)

Net deferred tax asset	$29	$462

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

The Company’s income tax returns are subject to review and examination by the Internal Revenue Service (“IRS”) and in August 2004, the (“IRS”) scheduled an examination of the 2002 Tax Return. We believe the return is materially correct as filed and we do not expect that the examination will have a material impact on the Company’s results of operations or financial position.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing, in some cases, an 85 percent dividends received deduction for dividends paid by certain non-U.S. subsidiaries of the U.S. corporation (“controlled foreign corporations”) to the U.S. corporation. The deduction is subject to a number of limitations and uncertainty currently remains as to how to interpret numerous provisions of the Act. Further, several requirements must be met in order to qualify for the deduction. While we are still in the process of analyzing whether the Company could qualify for the deduction, it is possible that under the repatriation provisions of the Act certain of our non-U.S. subsidiaries may repatriate to the Company some amount of earnings. We have not provided for deferred U.S. taxes on the unremitted earnings for the Company’s controlled foreign corporations and with this deduction, should we qualify, the impact on the Company’s tax expense for possible repatriation of accumulated income earned abroad would not be material.

The Act further provides for a tax deduction for qualified production activities. Under the guidance of FASB Staff Position No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in SFAS 109 and not as a reduction in the tax rate. As such, the special deduction has no effect on deferred tax assets and liabilities existing on the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We are still reviewing whether any of our operations would qualify for this deduction.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The Company paid approximately $1,110,000, $3,954,000 and $2,257,000 in income taxes in 2002, 2003 and 2004, respectively.

7.    Employee Benefit Plans

The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense was $981,000, $902,000 and $958,000 in 2002, 2003 and 2004, respectively.

8.    Commitments and Contingencies

The Company leases certain office, shop and warehouse facilities, automobiles, and equipment. The Company expenses all lease payments when incurred. Total lease expense incurred was $2,055,000, $2,004,000 and $2,062,000 in 2002, 2003 and 2004, respectively. Annual minimum lease commitments at December 31, 2004 are as follows: 2005—$1,702,000; 2006—$758,000; 2007—$444,000; 2008—$128,000; 2009—$109,000; and thereafter—$2,399,000.

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

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

10. Geographic Segments

	2002	2003	2004
	(In Thousands)
Revenues
Western Hemisphere
Products	$99,754	$91,329	$74,996
Services	18,248	20,681	19,603
Intercompany	21,644	28,474	34,970

Total	$139,646	$140,484	$129,569

Eastern Hemisphere
Products	$59,425	$64,015	$83,856
Services	12,768	15,322	14,781
Intercompany	4,536	5,581	1,482

Total	$76,729	$84,918	$100,119

Asia-Pacific
Products	$22,916	$24,463	$24,073
Services	2,698	3,688	4,277
Intercompany	0	0	1,584

Total	$25,614	$28,151	$29,934

Summary
Products	$182,095	$179,807	$182,925
Services	33,714	39,691	38,661
Intercompany	26,180	34,055	38,036
Eliminations	(26,180)	(34,055)	(38,036)

Total	$215,809	$219,498	$221,586

Income (Loss) before taxes
Western Hemisphere	$3,519	$3,793	$2,866
Eastern Hemisphere	1,213	2,556	8,659
Asia-Pacific	5,690	6,655	5,891
Eliminations	2,496	(17)	(202)

Total	$12,918	$12,987	$17,214

Total Assets
Western Hemisphere	$186,507	$173,950	$172,602
Eastern Hemisphere	80,957	85,531	106,231
Asia-Pacific	18,223	22,634	28,798
Eliminations	(3,924)	(3,934)	(4,066)

Total	$281,763	$278,181	$303,565

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

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

In 2002, the Royal Dutch Shell Group of Companies accounted for approximately 14% of revenues and in 2003 no single customer accounting for more than 10% of the Company’s revenues. In 2004, the Company’s top 15 customers represented approximately 61% of total revenues, with ConocoPhillips accounting for approximately 15% of revenues.

11.    Employee Stock Option Plan and Awards

On September 19, 1997, the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan (as amended, the “1997 Plan”) and the Company reserved 1,700,000 shares of Common Stock for use in connection with the 1997 Plan. During 2001, the Company reserved an additional 700,000 shares for use in connection with the 1997 Plan. Persons eligible for awards under the 1997 Plan are employees holding positions of responsibility with the Company or any of its subsidiaries. Options granted under the 1997 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant. On May 13, 2004, the Company’s stockholders approved the 2004 Incentive Plan of Dril-Quip, Inc. (the “2004 Plan”), which reserved up to 1,378,147 shares of Common Stock to be used in connection with the 2004 Plan. No options have been granted under the 2004 Plan and no additional options will be awarded under the 1997 Plan. Option activity for the years ended December 31, 2002, 2003 and 2004 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2001	1,412,462	23.02
Granted—1997 Plan	308,035	20.61

Outstanding at December 31, 2002	1,720,497	22.59
Granted—1997 Plan	393,671	14.95
Expired—1997 Plan	(110,688)	23.53

Outstanding at December 31, 2003	2,003,480	21.04
Exercised—1997 Plan	(7,500)	18.59
Expired—1997 Plan	(21,750)	23.06

Outstanding at December 31, 2004	1,974,230	$21.02

Exercisable, December 31,
2002	1,000,664	$23.22
2003	1,163,982	$23.08
2004	1,452,993	$22.45

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following table summarizes information about stock options outstanding at December 31, 2004.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life
$14.95 to $24.00	1,774,266	$19.77	6.07 years
$32.13	199,964	$32.13	5.82 years

	1,974,230	$21.02	6.05 years

The Company applied Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized in the results of operations, as the exercise price for options granted under this plan is equal to the market price on the date of grant.

12.    Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation as required by Statement of Financial Accounting Standards No. 128:

	Year Ended December 31,
	2002	2003	2004
	(In Thousands, Except Share Amounts)
Net income	$8,723	$8,951	$12,473

Weighted average common shares	17,293	17,293	17,295
Common share equivalents related to options	45	—	75

Common shares and common share equivalents	17,338	17,293	17,370

Basic earnings per common share	$0.50	$0.52	$0.72

Diluted earnings per common share	$0.50	$0.52	$0.72

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

13.	Quarterly Results of Operations: (unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In Thousands, Except Share Amounts)
2004
Revenues	$53,378	$52,921	$58,222	$57,065
Cost of sales	37,505	36,625	41,340	37,963
Operating income	4,205	4,136	4,753	5,220
Net income	2,535	2,802	3,250	3,886
Earnings per share:
Basic(1)	0.15	0.16	0.19	0.22
Diluted(1)	0.15	0.16	0.19	0.22

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In Thousands, Except Share Amounts)
2003
Revenues	$55,221	$55,724	$56,632	$51,921
Cost of sales	40,130	39,953	40,676	37,229
Operating income(2)	3,475	3,234	3,881	3,956
Net income(2)	2,072	2,035	2,429	2,415
Earnings per share:
Basic(1)	0.12	0.12	0.14	0.14
Diluted(1)	0.12	0.12	0.14	0.14

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.
(2)	The operating result for the quarter ended June 30, 2003 include $1,400 ($966 after-tax) for the effects of warranty claims related to the Company’s drilling riser product. All outstanding warranty issues related to this product have been resolved.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Ernst & Young LLP served as independent public accountants for the Company during 2003 and until its resignation on August 6, 2004. Ernst & Young LLP did not consult with the Audit Committee prior to its resignation, and, therefore, the Audit Committee did not recommend or approve the resignation of Ernst & Young LLP. In connection with its audit as of and for the years ended December 31, 2002 and December 31, 2003, the reports of independent certified public accountants issued by Ernst & Young LLP, dated February 28, 2003 and March 5, 2004, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the Company’s fiscal years ended December 31, 2002 and December 31, 2003 and subsequent interim period through June 30, 2004, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its report on the Company’s consolidated financial statements for the two most recent fiscal years.

Item 9A.    Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 22 of this annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item is set forth under the captions “Election of Directors—Corporate Governance Matters” and “—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2005 Proxy Statement”) for its annual meeting of stockholders to be held on May 12, 2005, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.    Executive Compensation

The information required by this item is set forth in the sections entitled “Election of Directors—Director Compensation” and “—Executive Compensation” in the 2005 Proxy Statement, which sections are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2005 Proxy Statement, which sections are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is set forth in the section entitled “Election of Directors—Certain Transactions” in the 2005 Proxy Statement, which section is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Public Accountants—Fees” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2005 Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

Exhibit No.	Description

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

+*10.4

—2004 Incentive Plan of Dril-Quip, Inc. (Incorporated herein by reference to Annex II to the Company’s Proxy Statement, filed on March 22, 2004, for the annual meeting of Stockholders held on May 13, 2004 (SEC file No. 001-13439)).

+10.5	—Summary of Executive Officer and Non-employee Director Compensation.

*21.1	—Subsidiaries of the Registrant (Incorporated herein by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (SEC File No. 001-13439)).

23.1	—Consent of BDO Seidman, LLP.

23.2	—Consent of Ernst & Young LLP.

31.1	—Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

31.3	—Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.4	—Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—Section 1350 Certification of Larry E. Reimert.

32.2	—Section 1350 Certification of Gary D. Smith.

32.3	—Section 1350 Certification of J. Mike Walker.

32.4	—Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2005.

DRIL-QUIP, INC.

By:	/s/ LARRY E. REIMERT
Larry E. Reimert Co-Chairman of the Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ J. MIKE WALKER J. MIKE WALKER	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	March 16, 2005

/s/ LARRY E. REIMERT LARRY E. REIMERT	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	March 16, 2005

/s/ GARY D. SMITH GARY D. SMITH	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	March 16, 2005

/s/ JERRY M. BROOKS JERRY M. BROOKS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ GARY W. LOVELESS GARY W. LOVELESS	Director	March 16, 2005

/s/ A.P. SHUKIS A.P. SHUKIS	Director	March 16, 2005

/s/ GARY L. STONE GARY L. STONE	Director	March 16, 2005