Form 10-Q
period 2005-03-31
DRIL-QUIP INC
filed 2005-05-10
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 6, 2005, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 17,449,989.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2004	March 31, 2005
		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,159	$8,290
Trade receivables	63,116	66,139
Inventories	110,763	116,495
Deferred taxes	7,231	7,453
Prepaids and other current assets	3,798	4,143

Total current assets	190,067	202,520

Property, plant and equipment, net	113,206	113,833
Other assets	292	409

Total assets	$303,565	$316,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,805	$28,536
Current maturities of long-term debt	990	975
Accrued income taxes	2,982	3,747
Customer prepayments	8,311	11,547
Accrued compensation	6,296	5,415
Other accrued liabilities	6,967	7,070

Total current liabilities	52,351	57,290

Long-term debt	28,082	29,374
Deferred taxes	6,769	6,722

Total liabilities	87,202	93,386

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock:
10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 17,300,873 and 17,449,989 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	173	174
Additional paid-in capital	64,889	68,636
Retained earnings	145,162	149,511
Foreign currency translation adjustment	6,139	5,055

Total stockholders’ equity	216,363	223,376

Total liabilities and stockholders’ equity	$303,565	$316,762

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2004	2005
	(In thousands except share data)
Revenues	$53,378	$70,004

Cost and expenses:
Cost of sales	37,505	48,944
Selling, general and administrative	7,396	9,493
Engineering and product development	4,272	5,009

	49,173	63,446

Operating income	4,205	6,558
Interest expense	310	364

Income before income taxes	3,895	6,194
Income tax provision	1,360	1,845

Net income	$2,535	$4,349

Earnings per share:
Basic	$0.15	$0.25

Diluted	$0.15	$0.24

Weighted average shares:
Basic	17,293,373	17,449,989

Diluted	17,334,402	17,810,308

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2004	2005
	(In thousands)
Operating activities
Net income	$2,535	$4,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,819	3,307
Gain on sale of equipment	—	(26)
Deferred income taxes	148	(275)
Changes in operating assets and liabilities:
Trade receivables	(967)	(3,528)
Inventories, net	569	(6,435)
Prepaids and other assets	1,499	(470)
Trade accounts payable and accrued expenses	3,166	5,234

Net cash provided by operating activities	9,769	2,156

Investing activities
Purchase of property, plant and equipment	(3,411)	(4,697)
Proceeds from sale of equipment	25	374

Net cash used in investing activities	(3,386)	(4,323)

Financing activities
Proceeds from revolving line of credit	—	1,600
Principal payments on revolving line of credit and long-term debt	(8,316)	(244)
Proceeds from sale of stock related to stock option plan	—	3,748

Net cash provided by (used in) financing activities	(8,316)	5,104
Effect of exchange rate changes on cash activities	(399)	194

Increase (decrease) in cash	(2,332)	3,131
Cash at beginning of period	8,325	5,159

Cash at end of period	$5,993	$8,290

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations. The Company previously reported a single industry segment and disclosed certain geographic financial information. All prior periods presented herein have been revised to present geographic segment information. See note 4.

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2004, which has been derived from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2005 and the results of operations and the cash flows for each of the three-month periods ended March 31, 2005 and 2004. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, inventories and contingent liabilities as discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Cash and cash equivalents

Investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents.

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs that are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $9.8 million and $8.4 million were recorded as of March 31, 2005 and 2004, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant, and Equipment

Property, plant and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.

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

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. These amounts are included in selling, general and administrative costs in the consolidated statements of income.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting For Stock Based Compensation” (“SFAS No. 123”). Accordingly, no compensation cost has been recognized for stock options granted under the Company’s incentive plan.

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

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method available under SFAS No. 123, the Company’s net income and earnings per share for each of the three months ended March 31, 2004, and 2005 would have been reduced to the pro forma amounts listed below.

	Three months ended March 31,
	2004	2005
	(In thousands)
Net Income
As reported	$2,535	$4,349
Less: Compensation expense per SFAS No. 123, net of tax	562	424

Pro forma net income	$1,973	$3,925

Earnings per share
Basic	$0.15	$0.25

Diluted	$0.15	$0.24

Pro forma earnings per share
Basic	$0.11	$0.22

Diluted	$0.11	$0.22

There were no option grants during the first quarter of 2005.

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

Comprehensive Income.

SFAS No. 130 establishes the rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company to include unrealized gains or losses on foreign currency translation adjustments in other comprehensive income. Generally, gains are attributed to a weakening U.S. dollar and losses are the result of a strengthening U.S. dollar.

The following table provides comprehensive income for the periods indicated:

	Three months ended March 31,
	2004	2005
	(In thousands)
Net income	$2,535	$4,349
Foreign currency translation adjustment	1,344	(1,084)

Comprehensive income	$3,879	$3,265

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

	Three months ended March 31,
	2004	2005
	(In thousands)
Number of common shares outstanding at end of period	17,293	17,450
Effect of using weighted average common shares outstanding	—	—

Weighted average basic common shares outstanding	17,293	17,450
Dilative effect of common stock options	41	360

Weighted average diluted common shares outstanding	17,334	17,810

New Accounting Standards

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

This new standard is currently effective at the beginning of the next fiscal year that begins after December 15, 2005. Dril-Quip, Inc. is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operation and cash flows.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3. INVENTORIES

Inventories consist of the following:

	December 31, 2004	(Unaudited) March 31, 2005
	(In thousands)
Raw materials and supplies	$17,815	$17,658
Work in progress	16,247	20,497
Finished goods	76,701	78,340

	$110,763	$116,495

4. GEOGRAPHIC AREAS

	Three months ended March 31,
	2004	2005
	(In thousands)
Revenues
Western Hemisphere:
Products	$20,342	$28,993
Services	5,767	6,791
Intercompany	6,181	6,586

Total	$32,290	$42,370

Eastern Hemisphere
Products	$18,782	$21,248
Services	3,746	3,419
Intercompany	363	474

Total	$22,891	$25,141

Asia-Pacific
Products	$3,714	$8,840
Services	1,027	713
Intercompany	—	809

Total	$4,741	$10,362

Summary
Products	$42,838	$59,081
Services	10,540	10,923
Intercompany	6,544	7,869
Eliminations	(6,544)	(7,869)

Total	$53,378	$70,004

Income (loss) before taxes:
Western Hemisphere	$427	$4,485
Eastern Hemisphere	2,160	(723)
Asia-Pacific	952	2,418
Eliminations	356	14

Total	$3,895	$6,194

	March 31,
	2004	2005
	(In thousands)
Total Assets:
Western Hemisphere	$167,808	$185,189
Eastern Hemisphere	91,389	101,686
Asia-Pacific	21,982	33,944
Eliminations	(3,740)	(4,057)

	$277,439	$316,762

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere herein, and with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment, and service revenues are earned when the Company provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the three months ended March 31, 2005, the Company derived 84% of its revenues from the sale of its products and 16% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first three months of 2005, two projects representing approximately 11% of the Company’s revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts billed to or received from customers in excess of revenues recognized are classified as a current liability.

Foreign sales represent a significant portion of the Company’s business. In the three months ended March 31, 2005, the Company generated approximately 61% of its revenues from sales outside the United States. In this period, approximately 61% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs associated with sales and marketing, general corporate overhead, compensation expense, legal expenses, foreign currency transaction gains and losses, and other related administrative functions.

Engineering and Product Development Expenses. Engineering and product development expenses consist of new product development and testing, as well as application engineering related to customized products.

Income Tax Provision. Dril-Quip’s effective tax rate has historically been lower than the statutory rate due to benefits from research and development expenditures, foreign sales and foreign income tax rate differentials.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended March 31,
	2004	2005
Revenues:
Products	80.3%	84.4%
Services	19.7%	15.6%

Total	100.0%	100.0%
Cost of sales	70.3%	69.9%
Selling, general and administrative expenses	13.8%	13.6%
Engineering and product development expenses	8.0%	7.2%

Operating income	7.9%	9.3%
Interest expense	0.6%	0.5%

Income before income taxes	7.3%	8.8%
Income tax provision	2.5%	2.6%

Net income	4.8%	6.2%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

Revenues. Revenues increased by $16.6 million, or approximately 31%, to $70.0 million in the three months ended March 31, 2005 from $53.4 million in the three months ended March 31, 2004. The net increase resulted primarily from increased product revenues in the Western Hemisphere, Asia Pacific and the Eastern Hemisphere of $8.6 million, $5.1 million and $2.5 million, respectively. Service revenues increased by approximately $400,000 with increased service revenues in the Western Hemisphere of $1.0 million and decreased revenues in Asia Pacific of $300,000 and in the Eastern Hemisphere of $300,000. In general, the increase in revenues resulted from increased demand for the Company’s products realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore.

Cost of Sales. Cost of sales increased $11.4 million, or approximately 30%, to $48.9 million for the three months ended March 31, 2005 from $37.5 million for the same period in 2004. As a percentage of revenues, cost of sales were approximately 70% for each of the three-month periods ending March 31, 2005 and 2004.

Selling, General and Administrative Expenses. For the three months ended March 31, 2005, selling, general and administrative expenses increased by approximately $2.1 million or approximately 28%, to $9.5 million from $7.4 million in the 2004 period. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased headcount in the areas of sales, administration and finance. In addition, the Company experienced approximately $300,000 in foreign currency transaction losses in the first quarter of 2005 versus approximately $200,000 in foreign currency transaction gains in the first quarter of 2004. Selling, general and administrative expenses as a percentage of revenues declined from 13.8% in 2004 to 13.6% in 2005.

Engineering and Product Development Expenses. For the three months ended March 31, 2005, engineering and product development expenses increased by $700,000 or approximately 16% to $5.0 million from $4.3 million in the same period of 2004. This was primarily due to increased headcount and the corresponding increased salary expenses related to new product development. Engineering and product development expenses as a percentage of revenues declined from 8.0% in 2004 to 7.2% in 2005.

Interest Expense. Interest expense for the three months ended March 31, 2005 was $364,000 as compared to interest expense of $310,000 for the three-month period ended March 31, 2004. This change resulted primarily from higher interest rates during the period ended March 31, 2005 under the Company’s unsecured revolving line of credit as compared to borrowings during the period ended March 31, 2004.

Net Income. Net income was approximately $4.3 million for the three months ended March 31, 2005 and $2.5 million for the same period in 2004, for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company’s principal sources of funds are cash flows from operations and bank indebtedness.

Net cash provided by operating activities was approximately $2.2 million and $9.8 million for the three months ended March 31, 2005 and 2004, respectively. The decline in cash flow from operating activities was principally due to increased working capital requirements attributable to inventory and trade receivables offset by net income, trade accounts payable and accrued expenses.

Net cash provided by financing activities in the first quarter of 2005 resulted from proceeds received from the Company’s revolving line of credit ($1.6 million) and proceeds received from the sale of stock related to the exercise of options awarded under the Company’s 1997 Incentive Plan ($3.7 million).

Capital expenditures by the Company were $4.7 million and $3.4 million for the three months ended March 31, 2005 and 2004, respectively. This increase was primarily due to expenditures for land and facilities at the Company’s wholly owned subsidiary in Macae, Brazil. Principal payments on long-term debt and the Company’s revolving line of credit were approximately $244,000 and $8.3 million for the three months ended March 31, 2005 and 2004, respectively.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on May 18, 2006. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. The Company is in compliance with all loan covenants. As of March 31, 2005, the Company had drawn down $25.5 million under this facility for operating activities and capital expenditures. It is the Company’s intent to refinance this facility prior to maturity.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 3.7 million (approximately U.S. $7.0 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 4.75% at March 31, 2005, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at March 31, 2005 was approximately U.S. $4.6 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

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

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling. The Company generally attempts to minimize the associated currency exchange risks by seeking international contracts payable in local currency and in U.S. dollars. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. There is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the March 31, 2005 balance of approximately $30.1 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $300,000, or $75,000 per quarter.

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6. Exhibits.

The following exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.1	—	Certificate of Designations for Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 1997 (SEC File No. 1-13439.))

*4.2	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.3	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.4	—	Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

31.3	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Larry E. Reimert.

32.2	—	Section 1350 Certification of Gary D. Smith.

32.3	—	Section 1350 Certification of J. Mike Walker.

32.4	—	Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/S/ JERRY M. BROOKS
Jerry M. Brooks, Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Signatory)

Date: May 9, 2005