Form 10-Q
period 2005-06-30
DRIL-QUIP INC
filed 2005-08-08
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 5, 2005, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 17,511,115.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2004	June 30, 2005
		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,159	$8,469
Trade receivables	63,116	69,219
Inventories	110,763	131,131
Deferred taxes	7,231	7,680
Prepaids and other current assets	3,798	3,463

Total current assets	190,067	219,962

Property, plant and equipment, net	113,206	113,438
Other assets	292	407

Total assets	$303,565	$333,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,805	$32,423
Current maturities of long-term debt	990	925
Accrued income taxes	2,982	3,700
Customer prepayments	8,311	11,720
Accrued compensation	6,296	7,491
Other accrued liabilities	6,967	8,055

Total current liabilities	52,351	64,314

Long-term debt	28,082	35,940
Deferred taxes	6,769	6,722

Total liabilities	87,202	106,976

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock:
10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 17,300,873 and 17,466,052 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	173	174
Additional paid-in capital	64,889	69,001
Retained earnings	145,162	156,171
Foreign currency translation adjustment	6,139	1,485

Total stockholders’ equity	216,363	226,831

Total liabilities and stockholders’ equity	$303,565	$333,807

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(In thousands except share data)
Revenues	$52,921	$80,616	$106,299	$150,620

Cost and expenses:
Cost of sales	36,625	55,783	74,130	104,727
Selling, general and administrative	8,171	9,459	15,567	18,952
Engineering and product development	3,989	5,689	8,261	10,698

	48,785	70,931	97,958	134,377

Operating income	4,136	9,685	8,341	16,243
Interest expense	248	410	558	774

Income before income taxes	3,888	9,275	7,783	15,469
Income tax provision	1,086	2,615	2,446	4,460

Net income	$2,802	$6,660	$5,337	$11,009

Earnings per share:
Basic	$0.16	$0.38	$0.31	$0.63

Diluted	$0.16	$0.37	$0.31	$0.62

Weighted average shares:
Basic	17,293,373	17,466,052	17,293,373	17,458,021

Diluted	17,325,669	17,817,188	17,330,122	17,817,498

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2004	2005
	(In thousands)
Operating activities
Net income	$5,337	$11,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,597	6,710
Gain on sale of equipment	(44)	(54)
Deferred income taxes	(91)	(519)
Changes in operating assets and liabilities:
Trade receivables	6,998	(8,091)
Inventories, net	(1,304)	(23,127)
Prepaids and other assets	2,696	217
Trade accounts payable and accrued expenses	789	13,127

Net cash provided by (used in) operating activities	19,978	(728)

Investing activities
Purchase of property, plant and equipment	(7,106)	(8,845)
Proceeds from sale of equipment	150	511

Net cash used in investing activities	(6,956)	(8,334)

Financing activities
Proceeds from revolving line of credit	—	8,600
Principal payments on revolving line of credit and long-term debt	(13,551)	(482)
Proceeds from sale of stock related to stock option plan	—	4,114

Net cash provided by (used in) financing activities	(13,551)	12,232
Effect of exchange rate changes on cash activities	(106)	140

Increase (decrease) in cash	(635)	3,310
Cash at beginning of period	8,325	5,159

Cash at end of period	$7,690	$8,469

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations. The Company previously reported a single industry segment and disclosed certain geographic information. All prior periods presented herein have been revised to present geographic segment information. See note 4.

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2004, which has been derived from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2005, the results of operations for each of the three and six-month periods ended June 30, 2005 and 2004 and the cash flows for each of the six-month periods ended June 30, 2005 and 2004. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs that are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $10.0 million and $8.9 million were recorded as of June 30, 2005 and 2004, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method available under SFAS No. 123, the Company’s net income and earnings per share for each of the three and six month periods ended June 30, 2004, and 2005 would have been reduced to the pro forma amounts listed below.

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(In thousands, except share data)
Net Income
As reported	$2,802	$6,660	$5,337	$11,009
Less: Compensation expense per SFAS No. 123, net of tax	(562)	(429)	(1,124)	(853)

Pro forma net income	$2,240	$6,231	$4,213	$10,156

Earnings per share
Basic	$0.16	$0.38	$0.31	$0.63

Diluted	$0.16	$0.37	$0.31	$0.62

Pro forma earnings per share
Basic	$0.13	$0.36	$0.24	$0.58

Diluted	$0.13	$0.35	$0.24	$0.57

There were no option grants during the six months ended June 30, 2005.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which approximate market rates.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The following table provides comprehensive income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Net income	$2,802	$6,660	$5,337	$11,009
Foreign currency translation adjustment	(489)	(3,570)	855	(4,654)

Comprehensive income	$2,313	$3,090	$6,192	$6,355

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed considering the dilutive effect of stock options.

The net income used in the basic and dilutive earning per share calculations is the same. The following table reconciles the number of common shares outstanding at June 30 of each year to the weighted average of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purpose of calculating basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Number of common shares outstanding at end of period	17,293	17,466	17,293	17,466
Effect of using weighted average common shares outstanding	—	—	—	(8)

Weighted average basic common shares outstanding	17,293	17,466	17,293	17,458
Dilutive effect of common stock options	33	351	37	359

Weighted average diluted common shares outstanding	17,326	17,817	17,330	17,817

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

This new standard is currently effective at the beginning of the fiscal year that begins after December 15, 2005. Dril-Quip, Inc. is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations and cash flows.

3. INVENTORIES

Inventories consist of the following:

	December 31, 2004	June 30, 2005
	(In thousands)
Raw materials and supplies	$17,815	$14,682
Work in progress	16,247	32,072
Finished goods	76,701	84,377

	$110,763	$131,131

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. GEOGRAPHIC AREAS

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Revenues
Western Hemisphere:
Products	$17,586	$27,903	$37,928	$56,896
Services	4,622	6,282	10,390	13,073
Intercompany	11,380	14,329	17,561	20,915

Total	$33,588	$48,514	$65,879	$90,884

Eastern Hemisphere
Products	$19,881	$31,420	$38,663	$52,668
Services	3,476	4,334	7,222	7,753
Intercompany	424	67	787	541

Total	$23,781	$35,821	$46,672	$60,962

Asia-Pacific
Products	$6,539	$9,658	$10,252	$18,498
Services	817	1,019	1,844	1,732
Intercompany	871	284	871	1,093

Total	$8,227	$10,961	$12,967	$21,323

Summary
Products	$44,006	$68,981	$86,843	$128,062
Services	8,915	11,635	19,456	22,558
Intercompany	12,675	14,680	19,219	22,549
Eliminations	(12,675)	(14,680)	(19,219)	(22,549)

Total	$52,921	$80,616	$106,299	$150,620

Income before taxes:
Western Hemisphere	$998	$5,051	$1,424	$9,536
Eastern Hemisphere	1,140	1,707	3,301	984
Asia-Pacific	2,367	3,000	3,319	5,418
Eliminations	(617)	(483)	(261)	(469)

Total	$3,888	$9,275	$7,783	$15,469

	June 30,
	2004	2005
	(In thousands)
Total Assets:
Western Hemisphere	$157,960	$202,017
Eastern Hemisphere	92,685	106,891
Asia-Pacific	25,198	29,195
Eliminations	(4,104)	(4,296)

	$271,739	$333,807

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment, and service revenues are earned when the Company provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the six months ended June 30, 2005, the Company derived 85% of its revenues from the sale of its products and 15% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first six months of 2005, four projects representing approximately 18% of the Company’s revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts billed to or received from customers in excess of revenues recognized are classified as a current liability.

Foreign sales represent a significant portion of the Company’s business. In the six months ended June 30, 2005, the Company generated approximately 68% of its revenues from sales outside the United States. In this period, approximately 60% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Revenues:
Products	83.2%	85.6%	81.7%	85.0%
Services	16.8	14.4	18.3	15.0

Total	100.0	100.0	100.0	100.0
Cost of sales	69.2	69.2	69.7	69.5
Selling, general and administrative expenses	15.4	11.7	14.7	12.6
Engineering and product development expenses	7.5	7.1	7.8	7.1

Operating income	7.9	12.0	7.8	10.8
Interest expense	0.5	0.5	0.5	0.5

Income before income taxes	7.4	11.5	7.3	10.3
Income tax provision	2.1	3.2	2.3	3.0

Net income	5.3%	8.3%	5.0%	7.3%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

Revenues. Revenues increased by $27.7 million, or approximately 52.3%, to $80.6 million in the three months ended June 30, 2005 from $52.9 million in the three months ended June 30, 2004. The net increase resulted primarily from increased product revenues in the Western Hemisphere, Asia-Pacific and the Eastern Hemisphere of $10.3 million, $11.5 million and $3.1 million, respectively. Service revenues increased in the Western Hemisphere, Asia-Pacific and the Eastern Hemisphere by approximately $1.7 million, $900,000 and $200,000, respectively. In general, the increase in revenues resulted from increased demand for the Company’s products realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore.

Cost of Sales. Cost of sales increased by $19.2 million, or approximately 52.3%, to $55.8 million for the three months ended June 30, 2005 from $36.6 million for the same period in 2004. As a percentage of revenues, cost of sales were approximately 69% for each of the three-month periods ending June 30, 2005 and 2004.

Selling, General and Administrative Expenses. For the three months ended June 30, 2005, selling, general and administrative expenses increased by $1.3 million or approximately 15.8%, to $9.5 million from $8.2 million in the 2004 period. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance. The Company experienced approximately $570,000 in foreign currency transaction gains in the second quarter of 2005 versus approximately $20,000 in foreign currency transaction losses in the second quarter of 2004. Selling, general and administrative expenses as a percentage of revenues declined from 15.4% in 2004 to 11.7% in 2005.

Engineering and Product Development Expenses. For the three months ended June 30, 2005, engineering and product development expenses increased by $1.7 million or approximately 42.6% to $5.7 million from $4.0 million in the same period of 2004. This was primarily due to increased headcount and the corresponding increased salary expenses related to new product development. Engineering and product development expenses as a percentage of revenues declined from 7.5% in 2004 to 7.1% in 2005.

Interest Expense. Interest expense for the three months ended June 30, 2005 was $410,000 as compared to interest expense of $248,000 for the three-month period ended June 30, 2004. This change resulted primarily from higher interest rates and additional borrowing during the period ended June 30, 2005 under the Company’s unsecured revolving line of credit as compared to borrowings during the period ended June 30, 2004.

Net Income. Net income was approximately $6.7 million for the three months ended June 30, 2005 and $2.8 million for the same period in 2004, for the reasons set forth above.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

Revenues. Revenues increased by $44.3 million, or approximately 41.7%, to $150.6 million in the six months ended June 30, 2005 from $106.3 million in the six months ended June 30, 2004. The net increase resulted primarily from increased product revenues in the Western Hemisphere, Asia-Pacific and the Eastern Hemisphere of $19.0 million, $14.0 million and $8.2 million, respectively. Service revenues increased by approximately $3.1 million with increased service revenues in the Western Hemisphere of $2.7 million and in the Eastern Hemisphere of $500,000, offset by decreased revenues in Asia-Pacific of $100,000. In general, the increase in revenues resulted from increased demand for the Company’s products realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore.

Cost of Sales. Cost of sales increased by $30.6 million, or approximately 41.3%, to $104.7 million for the six months ended June 30, 2005 from $74.1 million for the same period in 2004. As a percentage of revenues, cost of sales were approximately 70% for each of the six-month periods ending June 30, 2005 and 2004.

Selling, General and Administrative Expenses. For the six months ended June 30, 2005, selling, general and administrative expenses increased by approximately $3.4 million or 21.7%, to $19.0 million from $15.6 million in the 2004 period. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance. The Company experienced approximately $350,000 in foreign currency transaction gains during the six months ended June 30, 2005 versus approximately $320,000 in foreign currency transaction gains during the six months ended June 30, 2004. Selling, general and administrative expenses as a percentage of revenues declined from 14.7% in 2004 to 12.6% in 2005.

Engineering and Product Development Expenses. For the six months ended June 30, 2005, engineering and product development expenses increased by $2.4 million, or approximately 29.5% to $10.7 million from $8.3 million in the same period of 2004. This was primarily due to increased headcount and the corresponding increased salary expenses related to new product development. Engineering and product development expenses as a percentage of revenues declined from 7.8% in 2004 to 7.1% in 2005.

Interest Expense. Interest expense for the six months ended June 30, 2005 was $774,000 as compared to interest expense of $558,000 for the six-month period ended June 30, 2004. This change resulted primarily from higher interest rates and additional borrowing during the period ended June 30, 2005 under the Company’s unsecured revolving line of credit as compared to borrowings during the period ended June 30, 2004.

Net Income. Net income was approximately $11.0 million for the six months ended June 30, 2005 and $5.3 million for the same period in 2004, for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company’s principal sources of funds are cash flows from operations and bank indebtedness.

Net cash provided by (used in) operating activities was approximately ($700,000) and $20.0 million for the six months ended June 30, 2005 and 2004, respectively. The decline in cash flow from operating activities was principally due to increased working capital requirements attributable to inventory and trade receivables offset by net income, trade accounts payable and accrued expenses.

Capital expenditures by the Company were $8.8 million and $7.1 million for the six months ended June 30, 2005 and 2004, respectively. This increase was primarily due to expenditures for land and facilities at the Company’s wholly owned subsidiary in Macae, Brazil and cost associated with running tools. Principal payments on long term debt were $482,000 and borrowing on the Company’s revolving line of credit was $8.6 million for the six month period ending June 30, 2005, compared to payments on long-term debt of $551,000 and payments of $13.0 million on the Company’s revolving line of credit for the same period in 2004.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.5% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels and not exceeding specified funded debt amounts. The Company is in compliance with all loan covenants. As of June 30, 2005, the Company had drawn down $32.5 million under this facility for operating activities and capital expenditures.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 3.7 million (approximately U.S. $6.6 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 4.75% at June 30, 2005, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at June 30, 2005 was approximately U.S. $4.2 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

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

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the June 30, 2005 balance of approximately $36.7 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $368,000, or $92,000 per quarter.

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 22 of the 2004 annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Dril-Quip’s annual meeting of stockholders was held on May 12, 2005 for the purpose of electing two directors to serve for three-year terms and approving the appointment of BDO Seidman, LLP as independent public accountants of the Company for 2005.

1. Election of Directors

Stockholders elected J. Mike Walker and John V. Lovoi, each for a three-year term expiring at the 2008 annual meeting. The vote tabulation was as follows:

Director	Votes Cast For	Votes Cast Against Or Withhold
J. Mike Walker	13,886,879	2,690,167
John V. Lovoi	16,429,266	147,780

Directors continuing in office were Larry E. Reimert, Gary D. Smith, Alexander P. Shukis and Gary L. Stone.

2. Proposal approving the appointment of BDO Seidman, LLP as independent public accountants of the Company for 2005.

For	16,565,698
Against	5,246
Abstain	6,102

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

Item 6.

The following exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.1	—	Certificate of Designations for Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 1997. (SEC File No. 1-13439))

*4.2	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.3	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.4	—	Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

4.5	—	First Amendment to Credit Agreement between Dril-Quip, Inc. and Guaranty Bank, FSB effective November 19, 2001.

4.6	—	Second Amendment to Credit Agreement between Dril-Quip, Inc. and Guaranty Bank, FSB effective May 16, 2003.

4.7	—	Third Amendment to Credit Agreement between Dril-Quip, Inc. and Guaranty Bank, FSB effective June 1, 2005.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

31.3	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Larry E. Reimert.

32.2	—	Section 1350 Certification of Gary D. Smith.

32.3	—	Section 1350 Certification of J. Mike Walker.

32.4	—	Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/S/ JERRY M. BROOKS
Jerry M. Brooks, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Date: August 8, 2005