Form 10-Q
period 2005-09-30
DRIL-QUIP INC
filed 2005-11-09
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 7, 2005, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 17,664,427.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2004	September 30, 2005
		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,159	$7,991
Trade receivables	63,116	90,469
Inventories	110,763	137,093
Deferred taxes	7,231	10,160
Prepaids and other current assets	3,798	3,200

Total current assets	190,067	248,913

Property, plant and equipment, net	113,206	115,031
Other assets	292	464

Total assets	$303,565	$364,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,805	$41,368
Current maturities of long-term debt	990	878
Accrued income taxes	2,982	6,402
Customer prepayments	8,311	6,788
Accrued compensation	6,296	7,290
Other accrued liabilities	6,967	9,171

Total current liabilities	52,351	71,897

Long-term debt	28,082	45,079
Deferred taxes	6,769	5,818

Total liabilities	87,202	122,794

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock:
10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 17,300,873 and 17,663,489 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	173	176
Additional paid-in capital	64,889	74,922
Retained earnings	145,162	166,013
Foreign currency translation adjustment	6,139	503

Total stockholders’ equity	216,363	241,614

Total liabilities and stockholders’ equity	$303,565	$364,408

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(In thousands, except share data)
Revenues	$58,222	$95,324	$164,521	$245,944

Cost and expenses:
Cost of sales	41,341	64,158	115,471	168,885
Selling, general and administrative	7,915	10,773	23,482	29,725
Engineering and product development	4,213	5,266	12,474	15,964

	53,469	80,197	151,427	214,574

Operating income	4,753	15,127	13,094	31,370
Interest expense	272	549	830	1,323

Income before income taxes	4,481	14,578	12,264	30,047
Income tax provision	1,231	4,736	3,677	9,196

Net income	$3,250	$9,842	$8,587	$20,851

Earnings per share:
Basic	$0.19	$0.56	$0.50	$1.19

Diluted	$0.19	$0.54	$0.50	$1.16

Weighted average shares:
Basic	17,293,373	17,663,489	17,293,373	17,526,792

Diluted	17,392,735	18,145,055	17,345,638	17,937,110

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2004	2005
	(In thousands)
Operating activities
Net income	$8,587	$20,851
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,663	10,048
Gain on sale of equipment	(61)	(53)
Deferred income taxes	(337)	(3,907)
Changes in operating assets and liabilities:
Trade receivables	(4,371)	(29,716)
Inventories, net	4,418	(29,694)
Prepaids and other assets	2,982	431
Trade accounts payable and accrued expenses	1,568	20,977

Net cash provided by (used in) operating activities	21,449	(11,063)

Investing activities
Purchase of property, plant and equipment	(13,178)	(14,711)
Proceeds from sale of equipment	349	1,191

Net cash used in investing activities	(12,829)	(13,520)

Financing activities
Proceeds from revolving line of credit and long-term debt	—	18,060
Principal payments on revolving line of credit and long-term debt	(12,181)	(779)
Proceeds from sale of stock related to stock option plan	—	10,036

Net cash provided by (used in) financing activities	(12,181)	27,317
Effect of exchange rate changes on cash activities	(174)	98

Increase (decrease) in cash	(3,735)	2,832
Cash at beginning of period	8,325	5,159

Cash at end of period	$4,590	$7,991

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”) designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connectors and diverters. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides installation and reconditioning services and rents running tools for use in the installation and retrieval of its products.

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2004, which has been derived from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2005, the results of operations for each of the three and nine-month periods ended September 30, 2005 and 2004 and the cash flows for each of the nine-month periods ended September 30, 2005 and 2004. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs that are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $11.7 million and $9.3 million were recorded as of September 30, 2005 and 2004, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes are provided on income and expenses which are reported in different periods for income tax and financial reporting purposes.

Revenue Recognition

The Company delivers most of its products and services on an as-needed basis to its customers and records revenues as the products are shipped and as services are rendered. Allowances for doubtful accounts are determined generally on a case by case basis. Certain revenues are derived from long-term product contracts which generally require more than one year to fulfill. Revenues and profits on long-term product contracts are recognized under the percentage-of-completion method based on a cost-incurred basis. Losses, if any, on contracts are recognized when they become known. Contracts for long-term projects contain provisions for customer progress payments. Payments in excess of revenues recognized are included as a customer prepayment liability.

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

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method available under SFAS No. 123, the Company’s net income and earnings per share for each of the three and nine month periods ended September 30, 2004, and 2005 would have been reduced to the pro forma amounts listed below.

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(In thousands, except share data)
Net Income
As reported	$3,250	$9,842	$8,587	$20,851
Less: Compensation expense per SFAS No. 123, net of tax	(568)	(414)	(1,692)	(1,267)

Pro forma net income	$2,682	$9,428	$6,895	$19,584

Earnings per share
Basic	$0.19	$0.56	$0.50	$1.19

Diluted	$0.19	$0.54	$0.50	$1.16

Pro forma earnings per share
Basic	$0.16	$0.53	$0.40	$1.12

Diluted	$0.15	$0.52	$0.40	$1.09

There were no option grants during the nine months ended September 30, 2005.

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

The following table provides comprehensive income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Net income	$3,250	$9,842	$8,587	$20,851
Foreign currency translation adjustment	(317)	(982)	538	(5,636)

Comprehensive income	$2,933	$8,860	$9,125	$15,215

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Number of common shares outstanding at end of period	17,293	17,663	17,293	17,527
Effect of using weighted average common shares outstanding	—	—	—	—

Weighted average basic common shares outstanding	17,293	17,663	17,293	17,527
Dilutive effect of common stock options	100	482	53	410

Weighted average diluted common shares outstanding	17,393	18,145	17,346	17,937

New Accounting Standards

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

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

3. INVENTORIES

Inventories consist of the following:

	December 31, 2004	September 30, 2005
	(In thousands)
Raw materials and supplies	$17,815	$24,697
Work in progress	16,247	38,343
Finished goods	76,701	74,053

	$110,763	$137,093

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. GEOGRAPHIC AREAS

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Revenues:
Western Hemisphere:
Products	$20,323	$41,743	$58,250	$98,639
Services	4,216	7,871	14,606	20,944
Intercompany	9,240	15,235	26,801	36,149

Total	$33,779	$64,849	$99,657	$155,732

Eastern Hemisphere
Products	$22,608	$30,507	$61,272	$83,176
Services	3,272	4,835	10,494	12,586
Intercompany	265	51	1,051	592

Total	$26,145	$35,393	$72,817	$96,354

Asia-Pacific
Products	$6,643	$9,662	$16,895	$28,160
Services	1,160	706	3,004	2,439
Intercompany	568	1,132	1,439	2,225

Total	$8,371	$11,500	$21,338	$32,824

Summary
Products	$49,574	$81,912	$136,417	$209,975
Services	8,648	13,412	28,104	35,969
Intercompany	10,073	16,418	29,291	38,966
Eliminations	(10,073)	(16,418)	(29,291)	(38,966)

Total	$58,222	$95,324	$164,521	$245,944

Income before taxes:
Western Hemisphere	$758	$12,990	$2,183	$22,526
Eastern Hemisphere	1,692	532	4,993	1,516
Asia-Pacific	2,022	3,641	5,341	9,059
Eliminations	9	(2,585)	(253)	(3,054)

Total	$4,481	$14,578	$12,264	$30,047

	September 30,
	2004	2005
	(In thousands)
Total Assets:
Western Hemisphere	$160,006	$209,404
Eastern Hemisphere	94,468	126,775
Asia-Pacific	27,359	34,194
Eliminations	(4,095)	(5,965)

	$277,738	$364,408

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Dril-Quip designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environment and severe service applications. The Company designs and manufactures subsea equipment, surface equipment and offshore rig equipment for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, wellhead connectors and diverters. Dril-Quip also provides installation and reconditioning services and rents running tools for use in the installation and retrieval of its products.

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment and service revenues are earned when the Company provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the nine months ended September 30, 2005, the Company derived 85% of its revenues from the sale of its products and 15% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first nine months of 2005, five projects representing approximately 15% of the Company’s revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts billed to or received from customers in excess of revenues recognized are classified as a current liability.

Foreign sales represent a significant portion of the Company’s business. In the nine months ended September 30, 2005, the Company generated approximately 67% of its revenues from sales outside the United States. In this period, approximately 63% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Revenues:
Products	85.2%	85.9%	82.9%	85.4%
Services	14.8	14.1	17.1	14.6

Total	100.0	100.0	100.0	100.0
Cost of sales	71.0	67.3	70.2	68.7
Selling, general and administrative expenses	13.6	11.3	14.3	12.1
Engineering and product development expenses	7.2	5.5	7.6	6.5

Operating income	8.2	15.9	7.9	12.7
Interest expense	0.5	0.6	0.5	0.5

Income before income taxes	7.7	15.3	7.4	12.2
Income tax provision	2.1	5.0	2.2	3.7

Net income	5.6%	10.3%	5.2%	8.5%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.

Revenues. Revenues increased by $37.1 million, or approximately 63.7%, to $95.3 million in the three months ended September 30, 2005 from $58.2 million in the three months ended September 30, 2004. The net increase resulted primarily from increased product revenues in the Western Hemisphere, Asia-Pacific and the Eastern Hemisphere of $21.4 million, $3.0 million and $7.9 million, respectively. Service revenues increased by approximately $4.8 million with increased service revenues in the Western Hemisphere of $3.7 million and in the Eastern Hemisphere of $1.6, offset by decreased revenues in Asia-Pacific of $500,000. In general, the increase in revenues resulted from increased demand for the Company’s products realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore.

Cost of Sales. Cost of sales increased by $22.8 million, or approximately 55.2%, to $64.2 million for the three months ended September 30, 2005 from $41.3 million for the same period in 2004. As a percentage of revenues, cost of sales were approximately 67.3% and 71.0% for the three-month periods ending September 30, 2005 and 2004, respectively. The reduction in cost of sales as a percentage of revenues resulted primarily from manufacturing efficiencies realized from the increased utilization of the Company’s manufacturing facilities, pricing and changes in product mix.

Selling, General and Administrative Expenses. For the three months ended September 30, 2005, selling, general and administrative expenses increased by $2.9 million or approximately 36.1%, to $10.8 million from $7.9 million in the 2004 period. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance. The Company experienced approximately $330,000 in foreign currency transaction losses in the third quarter of 2005 versus approximately $197,000 in foreign currency transaction gains in the third quarter of 2004. Selling, general and administrative expenses as a percentage of revenues declined from 13.6% in 2004 to 11.3% in 2005.

Engineering and Product Development Expenses. For the three months ended September 30, 2005, engineering and product development expenses increased by $1.1 million or approximately 25% to $5.3 million from $4.2 million in the same period of 2004. This was primarily due to increased headcount and the corresponding increased salary expenses related to new product development. Engineering and product development expenses as a percentage of revenues declined from 7.2% in 2004 to 5.5% in 2005.

Interest Expense. Interest expense for the three months ended September 30, 2005 was $549,000 as compared to interest expense of $272,000 for the three-month period ended September 30, 2004. This change resulted primarily from higher interest rates and additional borrowing during the period ended September 30, 2005 under the Company’s unsecured revolving line of credit as compared to borrowings during the period ended September 30, 2004.

Income tax provision. Income tax expense for the three months ended September 30, 2005 was $4.7 million on income before taxes of $14.6 million, resulting in an effective tax rate of approximately 32%. Income tax expense for the three months ended September 30, 2004 was $1.2 million on income before taxes of $4.5 million, resulting in an effective tax rate of approximately 27%. This increase in the effective tax rate reflects a lower percentage of earnings in foreign jurisdictions with lower tax rates.

Net Income. Net income was approximately $9.8 million for the three months ended September 30, 2005 and $3.3 million for the same period in 2004, for the reasons set forth above.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004.

Revenues. Revenues increased by $81.4 million, or approximately 49.5%, to $245.9 million in the nine months ended September 30, 2005 from $164.5 million for the nine months ended September 30, 2004. The net increase resulted primarily from increased product revenues in the Western Hemisphere, Asia-Pacific and the Eastern Hemisphere of $40.4 million, $11.3 million and $21.9 million, respectively. Service revenues increased by approximately $7.8 million with increased service revenues in the Western Hemisphere of $6.3 million and in the Eastern Hemisphere of $2.1 million, offset by decreased revenues in Asia-Pacific of $600,000. In general, the increase in revenues resulted from increased demand for the Company’s products realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore.

Cost of Sales. Cost of sales increased by $53.4 million, or approximately 46.3%, to $168.9 million for the nine months ended September 30, 2005 from $115.5 million for the same period in 2004. As a percentage of revenues, cost of sales were approximately 68.7% and 70.2% for each of the nine-month periods ending September 30, 2005 and 2004, respectively. The reduction in cost of sales as a percentage of revenues resulted primarily from manufacturing efficiencies realized from the increased utilization of the Company’s manufacturing facilities, pricing and changes in product mix.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2005, selling, general and administrative expenses increased by approximately $6.2 million or 26.6%, to $29.7 million from $23.5 million in the 2004 period. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance. The Company experienced approximately $16,000 in foreign currency transaction gains during the nine months ended September 30, 2005 versus approximately $516,000 in foreign currency transaction gains during the nine months ended September 30, 2004. Selling, general and administrative expenses as a percentage of revenues declined from 14.3% in 2004 to 12.1% in 2005.

Engineering and Product Development Expenses. For the nine months ended September 30, 2005, engineering and product development expenses increased by $3.5 million, or approximately 28% to $16.0 million from $12.5 million in the same period of 2004. This was primarily due to increased headcount and the corresponding increased salary expenses related to new product development. Engineering and product development expenses as a percentage of revenues declined from 7.6% in 2004 to 6.5% in 2005.

Interest Expense. Interest expense for the nine months ended September 30, 2005 was $1.3 million as compared to interest expense of $830,000 for the nine-month period ended September 30, 2004. This change resulted primarily from higher interest rates and additional borrowing during the period ended September 30, 2005 under the Company’s unsecured revolving line of credit as compared to borrowings during the period ended September 30, 2004.

Income tax provision. Income tax expense for the nine months ended September 30, 2005 was $9.2 million on income before taxes of $30.0 million, resulting in an effective tax rate of approximately 31%. Income tax expense for the nine months ended September 30, 2004 was $3.7 million on income before taxes of $12.3 million, resulting in an effective tax rate of approximately 30%. This increase in the effective tax rate reflects a lower percentage of earnings in foreign jurisdictions with lower tax rates.

Net Income. Net income was approximately $20.9 million for the nine months ended September 30, 2005 and $8.6 million for the same period in 2004, for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company’s principal sources of funds are cash flows from operations and bank indebtedness.

Net cash provided by (used in) operating activities was approximately ($11.1 million) and $21.4 million for the nine months ended September 30, 2005 and 2004, respectively. The decline in cash flow from operating activities was principally due to increased working capital requirements attributable to inventory and trade receivables offset by net income, trade accounts payable and accrued expenses.

Capital expenditures by the Company were $14.7 million and $13.2 million for the nine months ended September 30, 2005 and 2004, respectively. This increase was primarily due to expenditures for land and facilities at the Company’s wholly owned subsidiary in Macae, Brazil and cost associated with running tools. Borrowing on the Company’s revolving line of credit was $17.9 million during the nine month period ended September 30, 2005 compared to payments of $11.2 million on the facility during the same period in 2004. Principal payments on long-term debt were $779,000 for the nine month period ended September 30, 2005 versus principal payments of $981,000 on long-term debt during the same period in 2004. Long-term debt borrowing totaled $160,000 during the first nine months of 2005. There was no long-term debt borrowing during the first nine months of 2004.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.5% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels and not exceeding specified funded debt amounts. The Company is in compliance with all loan covenants. As of September 30, 2005, the Company had drawn down $41.8 million under this facility for operating activities and capital expenditures.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 3.7 million (approximately U.S. $6.5 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 4.5% at September 30, 2005, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at September 30, 2005 was approximately U.S. $3.9 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

The Company believes that cash generated from operations plus cash on hand and its existing line of credit will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements in 2005. Cash needs may also be met by issuing securities in the capital markets. However, any significant future declines in hydrocarbon prices could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be readily available and more than adequate to meet such requirements.

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

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the September 30, 2005 balance of approximately $45.7 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $457,000, or $114,000 per quarter.

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 22 of the 2004 annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this Form 10-Q are forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating results and cash flow;

•	scheduled, budgeted and other future capital expenditures;

•	working capital requirements;

•	the availability of expected sources of liquidity;

•	the market for Company products;

•	the exploration and production activities of Company customers;

•	effects of pending legal proceedings; and

•	future operations, financial results, business plans and cash needs.

The Company has based these statements on assumptions and analyses in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the following:

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	uncertainties associated with the United States and worldwide economies, including those due to political tensions in the Middle East and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	control by certain stockholders;

•	impact of governmental regulation and environmental matters;

•	competitive products and pricing pressures;

•	reliance on significant customers;

•	creditworthiness of our customers;

•	access to capital markets; and

•	war and terrorist acts.

Many of such factors are beyond the Company’s ability to control or predict. Any of the factors, or a combination of these factors, could materially affect the Company’s future results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and the Company’s actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Every forward-looking statement speaks only as of the date of the particular statement, and the Company undertakes no obligation to publicly update or revise any forward-looking statement.

Item 6.

The following exhibits are filed herewith:

Exhibit No.		Description

*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.1	—	Certificate of Designations for Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 1997. (SEC File No. 1-13439))

*4.2	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.3	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.4	—	Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*10.1	—	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2005 (SEC File No. 1-13439)).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

31.3	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Larry E. Reimert.

32.2	—	Section 1350 Certification of Gary D. Smith.

32.3	—	Section 1350 Certification of J. Mike Walker.

32.4	—	Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/s/ JERRY M. BROOKS
Jerry M. Brooks, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Date: November 9, 2005