Form 10-K
period 2005-12-31
DRIL-QUIP INC
filed 2006-03-15
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number: 001-13439

Dril-Quip, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-2162088
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13550 Hempstead Highway Houston, Texas	77040
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 939-7711

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange
Rights to purchase Series A Junior Participating Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.        YES ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        YES ☐    NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer    ☐             Accelerated filer    ☒            Non-Accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐    No ☒

At June 30, 2005, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $212,180,000 based on the closing price of such stock on such date of $29.01.

At March 9, 2006, the number of shares outstanding of registrant’s Common Stock was 19,288,970.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond Dril-Quip’s control. You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

•	future operating results and cash flow;

•	scheduled, budgeted and other future capital expenditures;

•	working capital requirements;

•	the availability of expected sources of liquidity;

•	the introduction into the market of the Company’s future products;

•	the market for the Company’s existing and future products;

•	the Company’s ability to develop new applications for its technologies;

•	the exploration, development and production activities of the Company’s customers;

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

•	effects of pending legal proceedings; and

•	future operations, financial results, business plans and cash needs.

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in this report and the following:

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	uncertainties associated with the United States and worldwide economies, including those due to political tensions in the Middle East and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	control by certain stockholders;

•	impact of environmental matters;

•	competitive products and pricing pressures;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	access to capital markets; and

•	war and terrorist acts.

Many of such factors are beyond the Company’s ability to control or predict. Any of the factors, or a combination of these factors, could materially affect the Company’s future results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of future performance, and the Company’s actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Every forward-looking statement speaks only as of the date of the particular statement, and the Company undertakes no obligation to publicly update or revise any forward-looking statement.

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

Dril-Quip has developed its broad line of subsea equipment, surface equipment and offshore rig equipment primarily through its internal product development efforts. The Company believes that it has achieved significant market share and brand name recognition with respect to its established products due to the technological capabilities, reliability, cost effectiveness and operational timesaving features of these products. In 2005, Dril-Quip introduced three new products, liner hangers, subsea control systems and subsea manifolds, which are expected to substantially broaden the market served by the Company. With the introduction of subsea control systems and subsea manifolds, the Company expects to be able to offer customers a fully integrated subsea production package, which will allow it to compete for the larger field development projects.

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services. The Company manufactures its products at its facilities located in Houston, Texas; Aberdeen, Scotland; Singapore and Macae, Brazil. The Company maintains additional facilities for fabrication and/or reconditioning in Norway, Denmark, and Australia. The Company’s manufacturing operations are vertically integrated, allowing it to perform substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities. See note 11 to the consolidated financial statements. The Company’s major subsidiaries are Dril-Quip

(Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; and Dril-Quip do Brasil LTDA, located in Macae, Brazil. Dril-Quip (Nigeria) Ltd. is located in Port Harcourt, Nigeria and is a wholly-owned subsidiary of DQE.

Dril-Quip’s principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies that focus on offshore exploration and production. Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2005, the Company generated approximately 66% of its revenues from foreign sales.

The Company was co-founded in 1981 by Larry E. Reimert, Gary D. Smith, J. Mike Walker and an investor who is no longer affiliated with the Company. Together, Messrs. Reimert, Smith and Walker have over 100 years of combined experience in the oilfield equipment industry, essentially all of which has been with the Company and its major competitors. In addition, most of the Company’s key department managers have been with the Company over 10 years, on average.

The Company makes available free of charge on its internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such reports with, or furnishes them to, the SEC. Our website address is http://www.dril-quip.com. Except to the extent explicitly stated herein, documents and information on the Company’s website are not incorporated by reference herein.

Additionally, the Company makes available free of charge on its internet website:

•	its Code of Business Conduct and Ethical Practices,

•	its Corporate Governance Guidelines and

•	the charter of its Nominating, Governance and Compensation Committee, and

•	the charter of its Audit Committee.

Any stockholder who so requests may obtain a printed copy of any of these documents from the Company. Changes in or waivers to our Code of Business Conduct and Ethical Practices involving directors and executive officers of the Company will be posted on its internet website within five business days and maintained for at least twelve months.

Industry Overview

Both the market for offshore drilling and production equipment and services and the Company’s business are substantially dependent on the financial condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. The level of capital expenditures has generally been dependent upon the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, and the ability of OPEC and other producing nations to set and maintain production levels and prices. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the sale and expiration dates of offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.

High oil and gas prices in 2004 and 2005 have resulted in oil operators increasing capital spending for both exploration and development programs. As various geopolitical issues have limited the ability of oil and gas companies to invest in areas such as Russia and the Middle East, an increasing amount of this capital spending has been in the deepwater areas in which the Company operates. However, any future decline in oil and gas prices significantly below current levels would likely have a material adverse effect on the Company’s results of operations. There can be no assurance that the current oil price levels will lead to increases in exploration and development activity or that demand for the Company’s products and services will reflect such improvement, if any.

Products and Services

Products

Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. In 2005, the Company derived approximately 85% of its revenues from the sale of its products. The Company’s products are used to explore for oil and gas on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, TLPs, Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers (called tension legs). A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter that is anchored in place (like a Spar buoy). FPSOs are floating production, storage and offloading monohull moored vessels.

Subsea Equipment.    Subsea equipment is used in the drilling and production of offshore oil and gas wells around the world. Included in the subsea equipment product line are subsea wellheads, mudline hanger systems, specialty connectors and associated pipe, subsea production trees, valves and TLP and Spar well systems. In 2005, the Company introduced three new products: liner hangers, multiplex subsea control systems and multiwell subsea manifolds.

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

A liner hanger is used to hang-off and seal casing into a previously installed casing string in the well bore, and can provide a means of tying back the liner for production to surface. Dril-Quip has developed a state-of-the-art liner hanger system and is in the final phase of field-performance testing. This product represents Dril-Quip’s entry into the market for downhole tools and is expected to provide new market opportunities for the Company.

A subsea control system is used to remotely control the operations of subsea production equipment such as subsea trees and/or manifolds. In December 2005, Dril-Quip successfully installed in the North Sea a multiplex subsea control system used to control both a subsea manifold and subsea trees. The addition of this product expands Dril-Quip’s opportunities in subsea development projects.

A subsea manifold is a structure located on the ocean floor consisting of valves, chokes, flowline connections and a control module used to collect and control the flow of oil and gas from subsea wells for delivery to a terminal. Dril-Quip successfully installed its first subsea manifold system in December 2005. This new product further complements the Company’s product offerings for integrated system developments.

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

Certain products of the Company are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. See “Item 1A. Risk Factors—Our business involves numerous operating hazards that may not be covered by insurance.” The occurrence of an event not fully covered by insurance could have a material adverse effect on the financial condition and results of operations of the Company.

Services

Services provided by Dril-Quip include field installation services, reconditioning of its products which are customer-owned, and rental running tools for installation and retrieval of its products. These services are provided from the Company’s worldwide locations and represented approximately 15% of revenues in 2005.

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

The Company has increased its facilities at its Eldridge site in Houston, Texas from approximately 280,000 square feet at the end of 1997 to approximately 886,000 square feet at the end of 2005. Dril-Quip has consolidated its finish machining, assembly and warehouse functions in Houston from its Hempstead Highway location to its larger, state-of-the-art Eldridge Parkway facility.

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

The Company is not dependent on any one customer or group of customers. In 2004, the Company’s top 15 customers represented approximately 61% of total revenues, with ConocoPhillips accounting for 15% of the Company’s total revenues. In 2005, the Company’s top 15 customers represented approximately 62% of total revenues, with no customer accounting for more than 10% of the Company’s total revenues. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to offshore exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

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

The Company has continually introduced new products and product enhancements since its founding in 1981. In the 1990s, the Company introduced a series of new products, including diverters, wellhead connectors, SingleBoreTM subsea trees, improved severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling risers and TLP and Spar production riser systems. In 2005, Dril-Quip introduced three new products: liner hangers, subsea control systems and subsea manifolds.

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

Although in the aggregate the Company’s patents and trademarks are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except the Dril-Quip® trademark. At December 31, 2005, the Company held 75 U.S. patents and 133 foreign patents. The Company also relies on trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to the Company’s trade secrets.

Competition

Dril-Quip faces significant competition from other manufacturers and suppliers of exploration and production equipment. Several of its primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than those of the Company and which, in many instances, have been engaged in the manufacturing business for a much longer period of time than the Company. The Company competes principally with Vetco International and the petroleum production equipment segments of Cooper Cameron Corporation, FMC Technologies, Inc. and Aker Kvaerner.

Because of their relative size and diversity of products, several of these companies have the ability to provide “turnkey” services for offshore drilling and production applications, which enables them to use their own products to the exclusion of Dril-Quip’s products. See “Item 1A. Risk Factors—We may be unable to successfully compete with other manufacturers of drilling and production equipment.” The Company also competes to a lesser extent with a number of other companies in various products. The principal competitive factors in the petroleum drilling and production equipment markets are quality, reliability and reputation of the product, price, technology, service and timely delivery.

Employees

The total number of the Company’s employees as of December 31, 2005 was 1,514. Of these, 948 were located in the United States. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

The Company’s operations depend in part on its ability to attract quality employees. While the Company believes that its wage and salary rates are competitive and that its relationship with its labor force is good, a significant increase in the wages and salaries paid by competing employers could result in a reduction of the Company’s labor force, increases in the wage and salary rates paid by the Company or both. If either of these events were to occur, in the near-term, the profits realized by the Company from work in progress would be reduced and, in the long-term, the production capacity and profitability of the Company could be diminished and the growth potential of the Company could be impaired. See “Item 1A. Risk Factors—Loss of our key management or other personnel could adversely impact our business.”

Governmental Regulations

Many aspects of the Company’s operations are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to oilfield operations, worker safety and the protection of the environment. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally, including those specifically directed to offshore operations. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company’s operations by limiting demand for the Company’s products. See “Item 1A. Risk Factors—Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”

In recent years, increased concern has been raised over the protection of the environment. Offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent that new laws or other governmental actions prohibit or restrict offshore drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore drilling industry in particular, the business of the Company could be adversely affected. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations. See “Item 1A. Risk Factors—Our business and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”

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

Item 1A.     Risk Factors

In this Item 1A, the terms “we,” “our,” “us,” and “Dril-Quip” used herein refer to Dril-Quip, Inc. and its subsidiaries unless otherwise indicated or as the context so requires.

Our principal stockholders have the ability to significantly influence our management and affairs and matters on which shareholders may vote.

Our principal stockholders, Larry E. Reimert, Gary D. Smith and J. Mike Walker and certain entities they control, beneficially own approximately 43% of our common stock and are able to exert significant control over us. Messrs. Reimert, Smith and Walker and certain entities they control are parties to a stockholders agreement pursuant to which each party has agreed to vote the shares of our common stock held by such party to elect to our board of directors one designee of Mr. Reimert and his related parties, one designee of Mr. Smith and his related parties and one designee of Mr. Walker. As a result, Messrs. Reimert, Smith and Walker are able to significantly influence all matters affecting us. In addition, such ownership may have the effect of delaying or preventing a change of control. Our principal stockholders are generally not prohibited from selling their interest in us to a third party. The rights and obligations of each of Messrs. Reimert, Smith and Walker and their related parties under the stockholders agreement terminate if they or their permitted transferees cease to own more than 10% of the total number of issued and outstanding shares of our common stock.

A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.

Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

•	worldwide economic activity;

•	the level of exploration and production activity;

•	interest rates and the cost of capital;

•	environmental regulation;

•	federal, state and foreign policies regarding exploration and development of oil and gas;

•	the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and pricing;

•	the cost of exploring for and producing oil and gas;

•	the cost of developing alternative energy sources;

•	the sale and expiration dates of offshore leases in the United States and overseas;

•	the discovery rate of new oil and gas reserves in offshore areas;

•	technological advances; and

•	weather conditions.

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Although hydrocarbon prices have improved in recent years and the level of offshore exploration, drilling and production activity has increased, we cannot assure you that such price and activity levels will be sustained and that there will not be continued volatility in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on our results of operations.

Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our operations or financial condition.

We have substantial international operations, with approximately 62%, 64% and 66%, respectively, of our revenues derived from foreign sales in each of 2003, 2004 and 2005. We operate our business and market our products and services in all of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

•	volatility in general economic, social and political conditions;

•	terrorist acts, war and civil disturbances;

•	expropriation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign taxation, including changes in law or interpretation of existing law;

•	assaults on property or personnel;

•	restrictive action by local governments;

•	foreign and domestic monetary policies;

•	limitations on repatriation of earnings;

•	travel limitations or operational problems caused by public health threats; and

•	changes in currency exchange rates.

Any of these risks could have an adverse effect on our ability to manufacture products abroad or the demand for our products and services in some locations. To date, we have not experienced any significant problems in foreign countries arising from local government actions or political instability, but there is no assurance that such problems will not arise in the future. Interruption of our international operations could have a material adverse effect on our overall operations.

We are subject to taxation in many jurisdictions and there are inherent uncertainties in the final determination of our tax liabilities.

As a result of our international operations, we are subject to taxation in many jurisdictions. Therefore, the final determination of our tax liabilities involves the interpretation of the statutes and requirements of taxing authorities worldwide. Foreign income tax returns of foreign subsidiaries, unconsolidated affiliates and related entities are routinely examined by foreign tax authorities. These tax examinations may result in assessments of additional taxes or penalties or both.

We may suffer losses as a result of foreign currency fluctuations and limitations on the ability to repatriate income or capital to the U.S.

We conduct a portion of our business in currencies other than the United States dollar, and our operations are subject to fluctuations in foreign currency exchange rates. We cannot assure you that we will be able to protect the company against such fluctuations in the future. Historically, we have not conducted business in countries that limit repatriation of earnings. However, as we expand our international operations, we may begin operating in countries that have such limitations. Further, we cannot assure you that the countries in which we currently operate will not adopt policies limiting repatriation of earnings in the future.

Our business involves numerous operating hazards that may not be covered by insurance. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial conditions and results of operations.

Our products are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. A catastrophic occurrence at a location where our equipment and/or services are used may expose us to substantial liability for personal injury, wrongful death, product liability or commercial claims. To the extent available, we maintain insurance coverage that we believe is customary in the industry. Such insurance does not, however, provide coverage for all liabilities, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

We may lose money on fixed-price contracts.

A portion of our business consists of designing, manufacturing, selling and installing equipment for major projects pursuant to competitive bids, and is performed on a fixed-price basis. Under these contracts, we are typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested changes in order specifications. Our actual costs and any gross profit realized on these fixed-price contracts will often vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:

•	errors in estimates or bidding;

•	changes in availability and cost of labor and materials; and

•	variations in productivity from our original estimates.

These variations and the risks inherent in our projects may result in reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance could have a significant impact on our operating results.

Our business could be adversely affected if we do not develop new products and secure and retain patents related to our products.

Technology is an important component of our business and growth strategy, and our success as a company depends to a significant extent on the development and implementation of new product designs and improvements. Whether we can continue to develop systems and services and related technologies to meet evolving industry requirements and, if so, at prices acceptable to our customers will be significant factors in determining our ability to compete in the industry in which we operate. Many of our competitors are large multinational companies that may have significantly greater financial resources than we have, and they may be able to devote greater resources to research and development of new systems, services and technologies than we are able to do.

Our ability to compete effectively will also depend on our ability to continue to obtain patents on our proprietary technology and products. As of December 31, 2005 we held 75 U.S. patents and 133 foreign patents. Although we do not consider any single patent to be material to our business as a whole, the inability to protect our future innovations through patents could have a material adverse effect.

We may be required to recognize a charge against current earnings because of percentage-of-completion accounting.

Some of our revenues are earned on a percentage-of-completion basis generally based on the ratio of costs incurred to the total estimated costs. Accordingly, purchase order price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we would have to recognize a charge against current earnings, which could be significant depending on the size of the project or the adjustment.

Loss of our key management or other personnel could adversely impact our business.

We depend on the services of our executive management team, Larry E. Reimert, Gary D. Smith and J. Mike Walker. The loss of any of these officers could have a material adverse effect on our operations and financial condition. In addition, competition for skilled machinists, fabricators and technical personnel among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully and develop and produce marketable products and services. While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates paid by us or both. If either of these events were to occur, in the near-term, the profits realized by us from work in progress would be reduced and, in the long-term, our production capacity and profitability could be diminished and our growth potential could be impaired.

Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

Our business and our customers’ businesses may be significantly affected by:

•	federal, state and local and foreign laws and other regulations relating to the oilfield operations, worker safety and the protection of the environment;

•	changes in these laws and regulations; and

•	the level of enforcement of these laws and regulations.

In addition, we depend on the demand for our products and services from the oil and gas industry. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally, including those specifically directed to offshore operations. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect our operations by limiting demand for our products. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

Because of our foreign operations and sales, we are also subject to changes in foreign laws and regulations that may encourage or require hiring of local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. If we fail to comply with any applicable law or regulation, our business, results of operations or financial condition may be adversely affected.

Our businesses and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

Our operations and the operations of our customers are also subject to federal, state and local and foreign laws and regulations relating to the protection of the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. We are required to invest financial and managerial resources to comply with environmental laws and regulations and anticipate that we will continue to be required to do so in the future. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. The modification of existing laws or regulations or the adoption of new laws or regulations imposing more stringent environmental restrictions could adversely affect our operations.

These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Some environmental laws and regulations provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws and regulations also may expose us to liability for the conduct of or conditions caused by others, or for our acts-that were in compliance with all applicable laws and regulations at the time such acts were performed. Any of these laws and regulations could result in claims, fines or expenditures that could be material to our earnings, financial condition or cash flow.

We may be unable to successfully compete with other manufacturers of drilling and production equipment.

Several of our primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than ours and which have been engaged in the manufacturing business for a much longer time than us. If these competitors substantially increase the resources they devote to developing and marketing competitive products and services, we may not be able to compete effectively. Similarly, consolidation among our competitors could enhance their product and service offerings and financial resources, further intensifying competition.

The loss of a significant customer could have an adverse impact on our financial results.

Our principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a portion of our customer base. In 2004, our top 15 customers represented approximately 61% of total revenues, with ConocoPhillips accounting for approximately 15% of our total revenues. In 2005, our top 15 customers represented approximately 62% of total revenues, with no customers accounting for more than 10% of our total revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations.

Our customers’ industries are undergoing continuing consolidation that may impact our results of operations.

The oil and gas industry is rapidly consolidating and, as a result, some of our largest customers have consolidated and are using their size and purchasing power to seek economies of scale and pricing concessions. This consolidation may result in reduced capital spending by some of our customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our products and services. We cannot assure you that we will be able to maintain our level of sales to a customer that has consolidated or replace that revenue with increased business activity with other customers. As a result, the acquisition of one or more of our primary customers may have a significant negative impact on our results of operations or our financial condition. We are unable to predict what effect consolidations in the industry may have on price, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

Increases in the cost of raw materials and energy used in our manufacturing processes could negatively impact our profitability.

During 2004 and 2005, commodity prices for items such as nickel, molybdenum and heavy metal scrap that are used to make the steel alloys required for our products increased significantly, resulting in an increase in our raw material costs. Similarly, energy costs to produce our products have increased significantly. If we are not successful in raising our prices on products, our margins will be negatively impacted.

We depend on third party suppliers for timely deliveries of raw materials, and our results of operations could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

Our manufacturing operations depend upon obtaining adequate supplies of raw materials from third parties. The ability of these third parties to deliver raw materials may be affected by events beyond our control. Any interruption in the supply of raw materials needed to manufacture our products could adversely affect our business, results of operations and reputation with our customers.

Our shares that are eligible for future sale may have an adverse effect on the price of our common stock.

Future sales of substantial amounts of our common stock, or a perception that such sales could occur, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities. This risk is compounded by the fact that a substantial portion of our common stock is owned by Messrs. Reimert, Smith and Walker and certain entities they control. Messrs. Reimert, Smith and Walker and certain entities they control have piggyback and demand registration rights that provide for the registration of the resale of shares at our expense which will allow those shares to be sold in the public market generally without restriction.

The market price of our common stock is volatile.

The trading price of our common stock and the price at which we may sell common stock in the future are subject to large fluctuations in response to any of the following:

•	limited trading volume in our common stock;

•	quarterly variations in operating results;

•	general financial market conditions;

•	the prices of natural gas and oil;

•	announcements by us and our competitors;

•	our liquidity;

•	changes in government regulations;

•	our ability to raise additional funds;

•	our involvement in litigation; and

•	other events.

We do not anticipate paying dividends on our common stock in the near future.

We have not paid any dividends in the past and do not intend to pay cash dividends on our common stock in the foreseeable future. Our board of directors reviews this policy on a regular basis in light of our earnings, financial condition and market opportunities. We currently intend to retain any earnings for the future operation and development of our business.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Major Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas
—13550 Hempstead Highway	175,000	15.0	Owned
	14,000	—	Leased (offices)
—6401 N. Eldridge Parkway	886,000	218.0	Owned
Aberdeen, Scotland	158,000	14.6	Owned
	15,000	—	Leased (offices)
Singapore	56,000	—	Owned
	—	3.4	Leased

Dril-Quip’s manufacturing facilities in Houston and Aberdeen are capable of manufacturing each of its products, and the facility in Singapore is capable of manufacturing most of the Company’s established products.

Sales, Service and Reconditioning Facilities

Location(1)	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
New Orleans, Louisiana	2,300	—	Sales/Service
Great Yarmouth, England	2,500	1.1	Sales/Service
Beverwijk, Holland	5,200	0.2	Sales/Warehouse
Perth, Australia	1,600	—	Sales/Service
Darwin, Australia	2,500	1.0	Service/Warehouse
Stavanger, Norway	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,400	1.2	Sales/Service/Reconditioning/Warehouse
Macae, Brazil	35,400	10.0	Sales/Service/Reconditioning/Warehouse/Fabrication
Port Harcourt, Nigeria	8,300	0.5	Sales/Service/Reconditioning/Warehouse/Fabrication
Paris, France	1,000	—	Sales

(1)	All facilities leased except Stavanger, Norway and Macae, Brazil which are owned.

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2005.

Item S-K 401(b).     Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of March 15, 2006) and positions of the Company’s executive officers:

Name	Age	Position
Larry E. Reimert	58	Co-Chairman of the Board and Co-Chief Executive Officer
Gary D. Smith	63	Co-Chairman of the Board and Co-Chief Executive Officer
J. Mike Walker	62	Co-Chairman of the Board and Co-Chief Executive Officer
Jerry M. Brooks	54	Chief Financial Officer

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

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the New York Stock Exchange for the indicated quarters of fiscal 2004 and 2005:

	Sales Price ($)
	2004		2005
Quarter Ended	High	Low	High	Low
March 31	20.80	15.10	37.66	23.05
June 30	19.62	14.75	33.43	24.84
September 30	23.22	17.38	48.50	28.35
December 31	25.47	20.13	56.30	35.95

There were approximately 41 stockholders of record of the Company’s Common Stock as of March 9, 2006. This number does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

The Company currently intends to retain any earnings for the future operation and development of its business and does not currently anticipate paying any dividends in the foreseeable future. The Board of Directors will review this policy on a regular basis in light of the Company’s earnings, financial condition and market opportunities.

Information concerning securities authorized for issuance under equity compensation plans is included in Note 12 of the Notes to Consolidated Financial Statements.

Repurchases of Equity Securities

During the year ended December 31, 2005, none of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act were purchased by or on behalf of the Company or any of the Company’s “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

Item 6.    Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

	Year ended December 31,
	2001	2002	2003	2004	2005
	(In Thousands, Except Per Share Amounts)
Statement of Operations Data:
Revenues	$202,900	$215,809	$219,498	$221,586	$340,829
Cost of sales	140,920	156,928	157,988	153,433	229,849
Selling, general and administrative expenses	26,357	27,281	29,039	32,749	40,916
Engineering and product development expenses	14,533	15,231	16,525	17,090	20,867
Special items	—	1,350	1,400	—	—

	181,810	200,790	204,952	203,272	291,632
Operating income	21,090	15,019	14,546	18,314	49,197
Interest expense (income)	2,452	2,101	1,559	1,100	1,787

Income before income taxes	18,638	12,918	12,987	17,214	47,410
Income tax provision	6,436	4,195	4,036	4,741	14,843

Net income	$12,202	$8,723	$8,951	$12,473	$32,567

Earnings per share:
Basic	$0.71	$0.50	$0.52	$0.72	$1.85
Diluted	$0.70	$0.50	$0.52	$0.72	$1.80
Weighted average shares outstanding:
Basic	17,292	17,293	17,293	17,295	17,638
Diluted	17,352	17,338	17,293	17,370	18,103

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$(725)	$14,063	$26,965	$25,338	$(16,889)
Net cash used in investing activities	(24,866)	(17,397)	(2,470)	(16,845)	(19,206)
Net cash provided by (used in) financing activities	30,214	(4,310)	(16,396)	(10,840)	62,961

Other Data:
Depreciation and amortization	$8,597	$9,890	$10,558	$11,779	$13,426
Capital expenditures	25,018	17,607	8,328	17,061	20,557

	As of December 31,
	2001	2002	2003	2004	2005
	(In Thousands)
Balance Sheet Data:
Working capital	$131,098	$131,130	$135,924	$137,716	$220,892
Total assets	279,959	281,763	278,181	303,565	428,262
Total debt	58,888	55,384	39,608	29,072	3,847
Total stockholders’ equity	172,865	185,310	199,647	216,363	329,462

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

Both the market for offshore drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

High oil and gas prices in 2004 and 2005 have resulted in oil operators increasing capital spending for both exploration and development programs. As various geopolitical issues have limited the ability of oil and gas companies to invest in areas such as Russia and the Middle East, an increasing amount of this capital spending has been in the deepwater areas in which the Company operates. However, any future decline in oil and gas prices significantly below current levels would likely have a material adverse effect on the Company’s results of operations. There can be no assurance that the current oil price levels will lead to increases in exploration and development activity or that demand for the Company’s products and services will reflect such improvement, if any.

The Company operates its business and markets its products and services in all of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. These risks include nationalization, expropriation, war, acts of terrorism and civil disturbance, restrictive action by local governments, limitation on repatriation of earnings, change in foreign tax laws and change in currency exchange rates, any of which could have an adverse effect on either the Company’s ability to manufacture its products in its facilities abroad or the demand in certain regions for the Company’s products or both. To date, the Company has not experienced any significant problems in foreign countries arising from local government actions or political instability, but there is no assurance that such problems will not arise in the future. Interruption of the Company’s international operations could have a material adverse effect on its overall operations. See “Item 1A. Risk Factors—Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our operations or financial condition.”

Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment, and service revenues are earned when the Company provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. In 2005, the Company derived 85% of its revenues from the sale of its products and 15% of its revenues from services. Service revenues generally correlate to revenues from product sales, because increased product sales generate increased revenues from installation services and rental running tools. The Company has substantial international operations, with approximately 62%, 64% and 66% of its revenues derived from foreign sales in 2003, 2004 and 2005, respectively. On the basis of revenues generated, approximately 64%, 58% and 65% of all products sold were manufactured in the United States during 2003, 2004 and 2005, respectively.

Generally, the Company attempts to raise its prices as its costs increase. However, the actual pricing of the Company’s products and services is impacted by a number of factors, including competitive pricing pressure, underutilized capacity in the oil service sector, maintenance of market share, the introduction of new products and general market conditions.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. During 2005, four projects representing approximately 14% of the Company’s revenue were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against earnings because of percentage-of-completion accounting.”

The principal elements of cost of sales are labor, raw materials and manufacturing overhead. Variable costs, such as labor, raw materials, supplies and energy, generally account for approximately two-thirds of the Company’s cost of sales. The Company has experienced increased labor costs over the past few years due to the limited supply of skilled workers and during 2005 has begun to experience significant increases in raw material costs. Fixed costs, such as the fixed portion of manufacturing overhead, constitute the remainder of the Company’s cost of sales. The Company continually seeks to improve its efficiency and cost position. Cost of sales as a percentage of revenues is also influenced by the product mix sold in any particular quarter and market conditions. The Company’s costs related to its foreign operations do not significantly differ from its domestic costs.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Year Ended December 31,
	2003	2004	2005
Revenues:
Products	81.9%	82.6%	85.5%
Services	18.1	17.4	14.5

Total	100.0	100.0	100.0
Cost of sales	72.0	69.3	67.4
Selling, general and administrative expenses	13.2	14.8	12.1
Engineering and product development expenses	7.5	7.7	6.1
Special items	0.6	—	—

Operating income	6.7	8.2	14.4
Interest expense	0.7	0.5	0.5

Income before income taxes	6.0	7.7	13.9
Income tax provision	1.9	2.1	4.3

Net income	4.1%	5.6%	9.6%

Year ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.    Revenues increased by $119.2 million, or approximately 54%, to $340.8 million in 2005 from $221.6 million in 2004. The increase resulted primarily from increased product revenues in the Western Hemisphere, Asia-Pacific and the Eastern Hemisphere of $65.1 million, $13.6 million and $29.6 million, respectively. Service revenues increased by approximately $10.9 million with increased service revenues in the Western Hemisphere of $8.6 million and in the Eastern Hemisphere of $3.0 million, offset by decreased revenues in Asia-Pacific of $700,000. In general, the increase in revenues resulted from increased demand for the Company’s products realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore.

Cost of Sales.    Cost of sales increased by $76.4 million, or approximately 50%, to $229.8 million for 2005 from $153.4 million for the same period in 2004. As a percentage of revenues, cost of sales were approximately 67.4% in 2005 and 69.3% in 2004. The reduction in cost of sales as a percentage of revenues resulted primarily from manufacturing efficiencies realized from the increased utilization of the Company’s manufacturing facilities, pricing and changes in product mix. This reduction occurred despite significant increases in the prices of raw materials, especially steel.

Selling, General and Administrative Expenses.    For 2005, selling, general and administrative expenses increased by approximately $8.2 million or 25%, to $40.9 million from $32.7 million in 2004. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance. The Company experienced approximately $767,000 in foreign currency transaction losses during 2005 versus approximately $878,000 in foreign currency transaction gains during 2004. Selling, general and administrative expenses as a percentage of revenues declined from 14.8% in 2004 to 12.1% in 2005.

Engineering and Product Development Expenses.    For 2005, engineering and product development expenses increased by $3.8 million, or approximately 22% to $20.9 million from $17.1 million in 2004. This was primarily due to increased headcount and the corresponding increased salary expenses related to new product development. Engineering and product development expenses as a percentage of revenues declined from 7.7% in 2004 to 6.1% in 2005.

Interest Expense.    Interest expense for 2005 was $1.8 million as compared to interest expense of $1.1 million in 2004. This change resulted primarily from higher interest rates and additional borrowings during 2005 under the Company’s unsecured revolving line of credit as compared to borrowings during 2004.

Income tax provision.    Income tax expense for 2005 was $14.8 million on income before taxes of $47.4 million, resulting in an effective tax rate of approximately 31%. Income tax expense in 2004 was $4.7 million on income before taxes of $17.2 million, resulting in an effective tax rate of approximately 28%. This increase in the effective tax rate reflects a lower percentage of earnings in certain foreign jurisdictions with lower tax rates.

Net Income.    Net income was approximately $32.6 million in 2005 and $12.5 million in 2004, for the reasons set forth above.

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

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. Historically, the Company’s principal sources of funds have been cash flows from operations and bank indebtedness. In December 2005, the Company sold 1,500,000 shares of common stock which resulted in net proceeds to the Company, before expenses, of $74,880,000.

Net cash provided by operating activities was $27.0 million and $25.3 million in 2003 and 2004, respectively. Net cash used by operating activities was $16.9 million in 2005. During 2005, net cash used in operating activities resulted primarily from increases in trade receivables and inventories offset by increases in trade accounts payable and accrued expenses, depreciation and amortization and net income. The increases in receivables, inventories and payables were primarily due to the Company’s significant increases in revenues and backlog during the year.

Capital expenditures by the Company were $8.3 million, $17.1 million and $20.6 million in 2003, 2004 and 2005, respectively. Capital expenditure increases during 2004 and 2005 were primarily due to expenditures related to the expansion of the Company’s Houston forging facility as well as costs associated with running tools and equipment needed in the development and marketing of the Company’s new liner hanger and subsea controls product lines. Principal payments on long-term debt were $16.4 million, $11.0 million and $24.9 million in 2003, 2004 and 2005, respectively. The reduction in long-term debt during 2005 on the Company’s revolving line of credit was due primarily to net cash provided by the sale of 1.5 million shares of common stock in the fourth quarter of 2005.

The following table presents long-term contractual obligations of the Company and the related payments, excluding the effects of interest, due in total and by year as of December 31, 2005:

	Payments due by year
Contractual Obligations	2006	2007	2008	2009	2010	After 2010	Total
	(In Thousands)
Long-term debt maturities	$734	$711	$711	$711	$711	$269	$3,847
Operating lease obligations	1,666	950	396	143	104	2,142	5,401

Total	$2,400	$1,661	$1,107	$854	$815	$2,411	$9,248

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. The Company is in compliance with all loan covenants. As of December 31, 2004, the Company had drawn down $23.9 million under this facility for operating activities and capital expenditures. As of December 31, 2005, the Company had no borrowings under this facility.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $6.9 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 4.50% at December 31, 2005, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at December 31, 2004 and 2005 was approximately U.S. $4.9 million and U.S. $3.7 million, respectively. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

The secured term loan Dril-Quip Asia Pacific PTE Ltd. had with the Overseas Union Bank dated August 29, 2001 in the original amount of Singapore Dollars $6.0 million (approximately U.S. $3.7 million) was paid in full on December 30, 2004.

In addition to the above, the Company has issued purchase orders in the ordinary course of business for the purchase of goods and services. These purchase orders are enforceable and legally binding. However, none of the Company’s purchase obligations call for deliveries of goods or services for time periods in excess of one year.

The Company has filed with the SEC a universal shelf registration statement that, subject to the agreement on terms at the time of use and appropriate supplementation, allows the Company to issue, in one or more offerings, up to $100 million of common stock, preferred stock, debt securities, warrants or a combination thereof. In December 2005, the Company issued $78 million in common stock (1.5 million shares, resulting in net proceeds to the Company, before expenses, of $74,880,000). At December 31, 2005, the Company had $22 million available under this shelf registration, subject to customary market terms and conditions.

The Company believes that cash generated from operations plus cash on hand and its existing line of credit will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements in 2006. However, any significant future declines in hydrocarbon prices below historical levels could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be readily available and more than adequate to meet such requirements.

Backlog

Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $248 million at December 31, 2005, an increase of $121 million or 95% over the backlog of $127 million at December 31,

2004. This increase in backlog is primarily due to improving worldwide market conditions resulting in increased demand for the Company’s products. The Company expects to fill approximately 80% of the December 31, 2005 backlog by December 31, 2006. The remaining backlog at December 31, 2005 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. The Company can give no assurance that backlog will remain at current levels. Sales of the Company’s products are affected by prices for oil and natural gas, which fluctuated significantly during 2004 and 2005. Significant future declines in oil and natural gas prices could reduce new customer orders, which would cause the Company’s backlog to decline. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

Geographic Segments

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations. The Company previously reported a single industry segment and disclosed certain geographic financial information. All periods presented herein have been revised to present geographic segment information. See note 11 to the consolidated financial statements.

Revenues for each of these segments are dependent upon the ultimate sale of products and services to the Company’s customers. For information on revenues by geographic segment, see note 11 to the consolidated financial statements. Revenues of the Western Hemisphere are also influenced by its sale of products to the Eastern Hemisphere and Asia-Pacific segments. Accordingly, the operating incomes of each area are closely tied to third-party sales, and the operating income of the Western Hemisphere is also dependent upon its level of intercompany sales.

Currency Risk

Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling and, to a lesser extent the Brazilian real. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 2003, 2004 and 2005, the Company had, net of income taxes, a gain of approximately $365,000, $636,000, and a loss of $527,000, respectively. The gains in 2003 and 2004 and the loss in 2005 were the result of currency fluctuations related to payables and trade receivables. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. Historically, the Company has not conducted business in countries that limit repatriation of earnings. However, as the Company expands its international operations, it may begin operating in countries that have such limitations. Further, there can be no assurance that the countries in which the Company currently operates will not adopt policies limiting repatriation of earnings in the future. The Company also has significant investments in countries other than the United States, principally its manufacturing operations in Aberdeen, Scotland and, to a lesser extent, Singapore, Brazil and Norway. The functional currency of these foreign operations is the local currency and, accordingly, financial statement assets and liabilities are translated at current exchange rates. Resulting translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flow.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes the following accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition.    For the majority of the Company’s sales, revenue is recorded at the time the manufacturing process is complete and the products have been shipped to the consumer. For these sales, ownership is transferred to the customer at the time of shipment. Service revenues are recorded at the time the service is rendered. Certain revenues are derived from long-term contracts, which generally require more than one year to fulfill. Revenues and cost of sales and related profits from long-term contracts are recognized under the percentage-of-completion method based on the ratio of costs incurred to total estimated costs. During 2005, four projects representing approximately 14% of the Company’s revenue were accounted for using percentage of completion accounting. Losses on long-term contracts are recognized when they become known. Contracts for long-term projects usually contain provisions for customer progress payments. Payments and billings in excess of revenues recognized are deferred and are included as a customer prepayment liability. Allowances on accounts receivable are provided primarily on the specific-identification method.

Inventories.    Inventory costs are determined principally by the use of the first-in, first-out (FIFO) method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs that are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $9.9 million and $15.7 million were recorded as of December 31, 2004 and 2005, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payments. This statement is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. In addition, this statement will apply to unvested options granted prior to the effective date. This new standard is effective in interim and annual reporting periods that begin after December 15, 2005. The Company currently estimates that it will recognize approximately $0.05 per diluted share of equity- and option-based compensation expense for 2006, assuming the use of the fair value method and the use of a Black-Scholes option pricing model.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could be subject to market risks inherent to such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and, to a lesser extent, the Brazilian real. The Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. However, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Currency Risk” in Item 7 of this report.

The Company uses a sensitivity analysis model to measure the impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would result in a decrease in revenues of approximately $10.2 million and a decrease in net income of approximately $1.2 million over this period. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the December 31, 2005 balance of approximately $3.8 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $38,000, or $9,500 per quarter.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

BDO Seidman, LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and issued their attestation report on management’s assessment set forth on page 31.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dril-Quip, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Dril-Quip, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dril-Quip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Dril-Quip, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended and our report dated March 9, 2006 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Houston, Texas

March 9, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dril-Quip, Inc.

We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dril-Quip, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission (COSO) and our report dated March 9, 2006 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Houston, Texas

March 9, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Dril-Quip, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Dril-Quip, Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Dril-Quip, Inc. and its cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Houston, Texas

March 5, 2004

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2004	2005
	(In Thousands, Except Share Amounts)
Revenues	$219,498	$221,586	$340,829

Cost and expenses:
Cost of sales	157,988	153,433	229,849
Selling, general, and administrative	29,039	32,749	40,916
Engineering and product development	16,525	17,090	20,867
Special items	1,400	—	—

	204,952	203,272	291,632

Operating income	14,546	18,314	49,197
Interest expense	1,559	1,100	1,787

Income before income taxes	12,987	17,214	47,410
Income tax provision	4,036	4,741	14,843

Net income	$8,951	$12,473	$32,567

Earnings per common share:
Basic	$0.52	$0.72	$1.85

Diluted	$0.52	$0.72	$1.80

Weighted average common shares:
Basic	17,293,373	17,295,248	17,638,280

Diluted	17,293,373	17,370,120	18,103,278

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2004	2005
	(In Thousands)
Current assets:
Cash and cash equivalents	$5,159	$32,762
Trade receivables, net	63,116	108,330
Inventories, net	110,763	155,157
Deferred income taxes	7,231	9,333
Prepaids and other current assets	3,798	5,634

Total current assets	190,067	311,216

Property, plant, and equipment, net	113,206	116,583
Other assets	292	463

Total assets	$303,565	$428,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,805	$48,111
Current maturities of long-term debt	990	734
Accrued income taxes	2,982	6,401
Customer prepayments	8,311	11,634
Accrued compensation	6,296	8,782
Other accrued liabilities	6,967	14,662

Total current liabilities	52,351	90,324
Long-term debt	28,082	3,113
Deferred income taxes	6,769	5,363

Total liabilities	87,202	98,800

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 17,300,873 and 19,271,973 issued and outstanding at December 31, 2004 and 2005, respectively	173	193
Additional paid-in capital	64,889	152,571
Retained earnings	145,162	177,729
Foreign currency translation adjustment	6,139	(1,031)

Total stockholders’ equity	216,363	329,462

Total liabilities and stockholders’ equity	$303,565	$428,262

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
	(In Thousands)
Operating activities
Net income	$8,951	$12,473	$32,567
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,558	11,779	13,426
Loss (gain) on sale of equipment	(60)	184	(74)
Deferred income taxes	1,690	(403)	(3,542)
Changes in operating assets and liabilities:
Trade receivables	13,143	(13,170)	(48,466)
Inventories	(810)	(2,628)	(48,789)
Prepaids and other assets	(2,028)	891	(2,029)
Trade accounts payable and accrued expenses	(4,479)	16,212	40,018

Net cash provided by (used in) operating activities	26,965	25,338	(16,889)

Investing activities
Purchase of property, plant, and equipment	(8,328)	(17,061)	(20,557)
Disposal of rental equipment	5,518	—	—
Proceeds from sale of equipment	340	216	1,351

Net cash used in investing activities	(2,470)	(16,845)	(19,206)

Financing activities
Proceeds from revolving line of credit and long-term borrowings	—	—	160
Principal payments on long-term debt	(16,396)	(10,992)	(24,901)
Proceeds from offering	—	—	74,230
Proceeds from exercise of stock options	—	139	10,693
Excess tax benefits—options	—	13	2,779

Net cash provided by (used in) financing activities	(16,396)	(10,840)	62,961
Effect of exchange rate changes on cash activities	(3,050)	(819)	737

Increase (decrease) in cash and cash equivalents	5,049	(3,166)	27,603
Cash and cash equivalents at beginning of year	3,276	8,325	5,159

Cash and cash equivalents at end of year	$8,325	$5,159	$32,762

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustment	Total
	(In Thousands)
Balance at December 31, 2002	$173	$64,737	$123,738	$(3,338)	$185,310

Translation adjustment	—	—	—	5,386	5,386
Net income	—	—	8,951	—	8,951

Comprehensive income	—	—	—	—	14,337

Balance at December 31, 2003	173	64,737	132,689	2,048	199,647

Translation adjustment	—	—	—	4,091	4,091
Net income	—	—	12,473	—	12,473

Comprehensive income	—	—	—	—	16,564
Options exercised	—	139	—	—	139
Excess tax benefits—options	—	13	—	—	13

Balance at December 31, 2004	173	64,889	145,162	6,139	216,363

Translation adjustment	—	—	—	(7,170)	(7,170)
Net income	—	—	32,567	—	32,567

Comprehensive income	—	—	—	—	25,397
Offering; 1,500,00 common shares, net of offering expenses of $650,000	15	74,215	—	—	74,230
Options exercised	5	10,688	—	—	10,693
Excess tax benefits—options	—	2,779	—	—	2,779

Balance at December 31, 2005	$193	$152,571	$177,729	$(1,031)	$329,462

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations. See note 11 to the consolidated financial statements. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; and Dril-Quip do Brasil LTDA, located in Macae, Brazil. Dril-Quip (Nigeria) Ltd. is located in Port Harcourt, Nigeria and is a wholly-owned subsidiary of DQE.

2.     Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

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

Trade Receivables

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience combined with a specific review of each customer’s outstanding trade receivable balance. Management believes that the allowance for doubtful accounts is

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adequate, however, actual write-offs may exceed the recorded allowance. The following is a summary of activity relating to the allowance for doubtful accounts for the years ended December 31, 2003, 2004 and 2005:

In Thousands
Balance at December 31, 2002	$25
Charges to costs and expenses	—

Balance at December 2003	25
Charges to costs and expenses	2,710

Balance at December 31, 2004	2,735
Charges to costs and expenses	890
Recoveries	(1,752)

Balance at December 31, 2005	$1,873

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs, which approximate FIFO, that are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow moving inventories and reserves are established based upon current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $9.9 million and $15.7 million were recorded as of December 31, 2004 and 2005, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to be generated by the asset, an impairment charge is recognized. No impairment of long-lived assets existed at December 31, 2004 or 2005.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Current income taxes are provided on income reported for financial statement purposes, adjusted for transactions that do not enter into the computation of income taxes payable in the same year. Deferred tax assets and liabilities are measured using enacted tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized considering future taxable income.

Revenue Recognition

The Company delivers most of its products on an as-needed basis by its customers and records revenues as the products are shipped. Service revenues are recorded at the time the service is rendered. Allowances for doubtful

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounts are determined generally on a case by case basis and historically have been insignificant. Certain revenues are derived from long-term contracts which generally require more than one year to fulfill. Revenues and profits on long-term contracts are recognized under the percentage-of-completion method based on the ratio of costs incurred to total estimated costs. Price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Losses, if any, on contracts are recognized when they become known. Contracts for long-term projects contain provisions for customer progress payments. Payments in excess of revenues recognized are included as a customer prepayment liability. At December 31, 2004 and 2005, trade receivables included $6,020,000 and $7,585,000 respectively, in unbilled revenue.

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at current exchange rates except for revenues and expenses, which are translated at average rates during each reporting period. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows. These adjustments amounted to gains of $5,386,000, $4,091,000 and a loss of $7,170,000 in 2003, 2004 and 2005, respectively.

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange gains (losses) were approximately $365,000 in 2003, $636,000 in 2004, and ($527,000) in 2005, net of income taxes. These amounts are included in selling, general, and administrative costs in the consolidated statements of income.

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

Under SFAS No. 123, pro forma information is required to reflect the estimated effect on net income and earnings per share as if the Company had accounted for the stock options using the fair value method. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2003	2004	2005
Risk free interest rate	3.11%	No grants	No grants
Volatility of the stock price	620
Expected life of options (in years)	5
Expected dividend	0.0%
Calculated fair value per share	$8.22

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under the above plan consistent with the method available under SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2003, 2004 and 2005 would have been reduced to the pro forma amounts listed below. There were no options granted in 2004 and 2005.

	Year ended December 31,
	2003	2004	2005
Net Income
As reported	$8,951	$12,473	$32,567
Less: Compensation expense per SFAS No. 123, net of tax	(2,248)	(2,148)	(1,523)

Pro forma net income	$6,703	$10,325	$31,044

Earnings per share
As reported
Basic	$0.52	$0.72	$1.85

Diluted	$0.52	$0.72	$1.80

Pro forma
Basic	$0.39	$0.60	$1.76

Diluted	$0.39	$0.59	$1.71

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry variable interest rates that approximate market rates.

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

Interest Capitalization

The Company capitalizes interest on significant construction projects for which interest costs are being incurred. These projects principally consist of construction or expansion of the Company’s facilities. No interest was capitalized in 2003, 2004 or 2005.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payments. This statement is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. In addition, this statement will apply to unvested options granted prior to the effective date. This new standard is effective in interim and annual reporting periods that begin after December 15, 2005. The Company currently estimates that it will recognize approximately $0.05 per diluted share of equity- and option-based compensation expense for 2006, assuming the use of the fair value method and the use of a Black-Scholes option pricing model.

3.     Inventories

Inventories consist of the following:

	December 31,
	2004	2005
	(In Thousands)
Raw materials and supplies	$19,315	$38,197
Work in progress	16,247	30,844
Finished goods	85,061	101,767

	120,623	170,808
Less allowance for obsolete and excess inventory	(9,860)	(15,651)

	$110,763	$155,157

Summary of allowance for obsolete and excess inventory:

In Thousands
Balance at December 31, 2002	$7,122
Charges to costs and expenses	1,307
Write-offs of obsolete inventory	(174)

Balance at December 31, 2003	$8,255
Charges to costs and expenses	2,417
Write-offs of obsolete inventory	(812)

Balance at December 31, 2004	$9,860
Charges to costs and expenses	6,272
Write-offs of obsolete inventory	(481)

Balance at December 31, 2005	$15,651

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.     Property, Plant, and Equipment

Property, plant, and equipment consist of:

	Estimated Useful Lives	December 31,
		2004	2005
		(In Thousands)
Land and improvements	10-25 years	$13,828	$14,685
Buildings	15-40 years	56,292	55,860
Machinery and equipment	3-10 years	131,407	142,206

		201,527	212,751
Less accumulated depreciation		(88,321)	(96,168)

		$113,206	$116,583

5.     Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2004	2005
	(In Thousands)
Bank Financing	$28,764	$3,669
Equipment financing agreements	308	178

	29,072	3,847
Less current portion	(990)	(734)

	$28,082	$3,113

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. The Company is in compliance with all loan covenants. As of December 31, 2004, the Company had drawn down $23.9 million under this facility for operating activities and capital expenditures. As of December 31, 2005, the Company had no borrowings under this facility as the outstanding balance was paid off by a partial use of proceeds from the Company’s December 2005 offering of common stock.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $6.9 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 4.5% at December 31, 2005, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at December 31, 2004 and 2005 was approximately U.S. $4.9 million and U.S. $3.7 million, respectively. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

The secured term loan Dril-Quip Asia Pacific PTE Ltd. had with the Overseas Union Bank dated August 29, 2001 in the original amount of Singapore Dollars $6.0 million (approximately U.S. $3.7 million) was paid in full on December 30, 2004.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest paid on long-term debt for the years ended December 31, 2003, 2004 and 2005 was $1,781,000, $1,194,000 and $966,000 respectively. Scheduled maturities of long-term debt are as follows: 2006—$734,000; 2007—$711,000; 2008—$711,000; 2009—$711,000; 2010—$711,000; and thereafter—$269,000.

6.     Income Taxes

Income before income taxes consisted of the following:

	Years ended December 31,
	2003	2004	2005
	(In Thousands)
Domestic	$3,895	$2,858	$30,302
Foreign	9,092	14,356	17,108

Total	$12,987	$17,214	$47,410

The income tax provision (benefit) consists of the following:

	Years ended December 31,
	2003	2004	2005
	(In Thousands)
Current:
Federal	$(770)	$1,394	$13,019
Foreign	3,154	3,780	5,333

Total Current	2,384	5,174	18,352
Deferred:
Federal	1,584	(515)	(3,216)
Foreign	68	82	(293)

Total deferred	1,652	(433)	(3,509)

	$4,036	$4,741	$14,843

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	2003	2004	2005
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	0.3	(6.7)	(2.0)
Foreign sales benefit	(2.5)	(1.0)	(0.8)
Manufacturing benefit	—	—	(0.9)
Other	(1.7)	0.2	—

Effective tax rate	31.1%	27.5%	31.3%

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The UK deferred tax valuation allowance was $176,000 and $261,000 at December 31, 2005 and 2004, respectively. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2005
	(In Thousands)
Deferred tax assets:
Deferred profit on intercompany sales	$1,872	$3,005
Inventory	2,555	1,972
Inventory reserve	455	1,942
Allowance for doubtful accounts	926	426
Reserve for contingent liabilities	521	715
Other	1,163	1,449

Total deferred tax assets	7,492	9,509
Deferred tax liability:
Property, plant and equipment	(6,769)	(5,363)
Valuation allowance	(261)	(176)

Net deferred tax asset	$462	$3,970

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

The Company’s income tax returns are subject to review and examination by the Internal Revenue Service (“IRS”) and in August 2004, the (“IRS”) scheduled an examination of the 2002 Tax Return. The audit is nearing completion and it is anticipated that it will be completed in the first half of 2006. There have been no issues identified, nor do we expect any issues from the examination, that will have a material impact on the Company’s results of operations or financial position.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing, in some cases, an 85 percent dividends received deduction for dividends paid by certain non-U.S. subsidiaries of the U.S. corporation (“controlled foreign corporations”) to the U.S. corporation. Based on the evaluation of the deduction by the Company, it was determined that it would not be beneficial to repatriate accumulated income earned abroad.

The Act further provides for a tax deduction for qualified production activities. Under the guidance of FASB Staff Position No 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in SFAS 109 and not as a reduction in the tax rate. As such, the special deduction has no effect on deferred tax assets and liabilities existing on the date of enactment. The Company’s production activities qualify for the tax deduction and the Company’s 2005 tax provision includes an estimated deduction of approximately $1.1 million.

The Company paid $3,954,000, $2,257,000 and $11,438,000 in income taxes in 2003, 2004 and 2005, respectively.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.     Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	As of December 31,
	2004	2005
	(In Thousands)
Payroll taxes	$1,872	$2,300
Property, sales and other taxes	1,565	2,185
Commissions payable	473	2,056
Accrued project costs	—	5,009
Other	3,057	3,112

Total	$6,967	$14,662

8.     Employee Benefit Plans

The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense was $902,000, $958,000 and $1,147,000 in 2003, 2004 and 2005, respectively.

9.     Commitments and Contingencies

The Company leases certain office, shop and warehouse facilities, automobiles, and equipment. The Company expenses all lease payments when incurred. Total lease expense incurred was $2,004,000, $2,062,000 and $2,340,000 in 2003, 2004 and 2005, respectively. Annual minimum lease commitments at December 31, 2005 are as follows: 2006—$1,666,000; 2007—$950,000; 2008—$396,000; 2009—$143,000; 2010—$104,000; and thereafter—$2,142,000.

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

10.     Stockholders’ Equity

Under a Stockholder Rights Plan adopted by the Board of Directors in 1997, each share of common stock includes one Right to purchase from the Company a unit consisting of one one-hundredth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock at a specified purchase price per Fractional Share, subject to

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustment in certain events. The Rights will cause substantial dilution to any person or group that attempts to acquire the Company without the approval of the Company’s Board of Directors.

11.     Geographic Segments

	Years ended December 31,
	2003	2004	2005
	(In Thousands)
Revenues
Western Hemisphere
Products	$91,329	$74,996	$140,171
Services	20,681	19,603	28,148
Intercompany	28,474	34,970	51,657

Total	$140,484	$129,569	$219,976

Eastern Hemisphere
Products	$64,015	$83,856	$113,466
Services	15,322	14,781	17,789
Intercompany	5,581	1,482	2,285

Total	$84,918	$100,119	$133,540

Asia-Pacific
Products	$24,463	$24,073	$37,662
Services	3,688	4,277	3,593
Intercompany	0	1,584	2,812

Total	$28,151	$29,934	$44,067

Summary
Products	$179,807	$182,925	$291,299
Services	39,691	38,661	49,530
Intercompany	34,055	38,036	56,754
Eliminations	(34,055)	(38,036)	(56,754)

Total	$219,498	$221,586	$340,829

Income (Loss) before income taxes
Western Hemisphere	$3,793	$2,866	$38,985
Eastern Hemisphere	2,556	8,659	(613)
Asia-Pacific	6,655	5,891	12,566
Eliminations	(17)	(202)	(3,528)

Total	$12,987	$17,214	$47,410

	As of December 31,
	2003	2004	2005
	(In Thousands)
Total Long-Lived Assets
Western Hemisphere	$97,391	$100,830	$102,270
Eastern Hemisphere	22,326	26,317	27,085
Asia-Pacific	6,579	7,279	7,728
Eliminations	(19,502)	(20,928)	(20,037)

Total	$106,794	$113,498	$117,046

Total Assets
Western Hemisphere	$173,950	$172,602	$264,414
Eastern Hemisphere	85,531	106,231	137,191
Asia-Pacific	22,634	28,798	33,012
Eliminations	(3,934)	(4,066)	(6,355)

Total	$278,181	$303,565	$428,262

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2003 and in 2005, no single customer accounted for more than 10% of the Company’s revenues. In 2004, one customer accounted for approximately 15% of revenues.

12.     Employee Stock Option Plan and Awards

On September 19, 1997, the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan (as amended, the “1997 Plan”) and the Company reserved 1,700,000 shares of Common Stock for use in connection with the 1997 Plan. During 2001, the Company reserved an additional 700,000 shares for use in connection with the 1997 Plan. Persons eligible for awards under the 1997 Plan are employees holding positions of responsibility with the Company or any of its subsidiaries. Options granted under the 1997 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant. On May 13, 2004, the Company’s stockholders approved the 2004 Incentive Plan of Dril-Quip, Inc. (the “2004 Plan”), which reserved up to 1,378,147 shares of Common Stock to be used in connection with the 2004 Plan. No options have been granted under the 2004 Plan and no additional options will be awarded under the 1997 Plan. Option activity for the years ended December 31, 2003, 2004 and 2005 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2002	1,720,497	$22.59
Granted—1997 Plan	393,671	14.95
Expired—1997 Plan	(110,688)	23.53

Outstanding at December 31, 2003	2,003,480	21.04
Exercised—1997 Plan	(7,500)	18.59
Expired—1997 Plan	(21,750)	23.06

Outstanding at December 31, 2004	1,974,230	21.02
Exercised—1997 Plan	(471,100)	22.79
Expired—1997 Plan	(9,687)	17.35

Outstanding at December 31, 2005	1,493,443	$20.49

Exercisable, December 31,
2003	1,163,982	$23.08
2004	1,452,992	$22.45
2005	1,253,161	$21.27

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life
$14.95 to $24.00	1,352,404	$19.28	5.45 years
$32.13	141,039	$32.13	4.82 years

	1,493,443	$20.49	5.39 years

The following table summarizes information for equity compensation plans in effect as of December 31, 2005:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,493,443	$20.49	1,378,147
Equity compensation plans not approved by stockholders	0	not applicable	0

Total	1,493,443	$20.49	1,378,147

The Company applied Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized in the results of operations, as the exercise price for options granted under this plan is equal to the market price on the date of grant.

13.     Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation as required by Statement of Financial Accounting Standards No. 128:

	Year Ended December 31,
	2003	2004	2005
	(In Thousands, Except Per Share Amounts)
Net income	$8,951	$12,473	$32,567

Weighted average common shares outstanding	17,293	17,295	17,638

Effect of dilutive securities-options	—	75	465

Total shares and dilutive securities	17,293	17,370	18,103

Basic earnings per common share	$0.52	$0.72	$1.85

Diluted earnings per common share	$0.52	$0.72	$1.80

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.     Quarterly Results of Operations: (unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In Thousands, Except per Share Amounts)
2004
Revenues	$53,378	$52,921	$58,222	$57,065
Cost of sales	37,505	36,625	41,340	37,963
Operating income	4,205	4,136	4,753	5,220
Net income	2,535	2,802	3,250	3,886
Earnings per share:
Basic(1)	$0.15	$0.16	$0.19	$0.22
Diluted(1)	0.15	0.16	0.19	0.22

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In Thousands, Except per Share Amounts)
2005
Revenues	$70,004	$80,616	$95,324	$94,885
Cost of sales	48,944	55,783	64,158	60,964
Operating income	6,558	9,685	15,127	17,827
Net income	4,349	6,660	9,842	11,716
Earnings per share:
Basic(1)	$0.25	$0.38	$0.56	$0.65
Diluted(1)	0.24	0.37	0.54	0.63

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 30 of this annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information required by this item is set forth under the captions “Election of Directors—Corporate Governance Matters” and “—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2006 Proxy Statement”) for its annual meeting of stockholders to be held on May 10, 2006, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.     Executive Compensation

The information required by this item is set forth in the sections entitled “Election of Directors—Director Compensation” and “—Executive Compensation” in the 2006 Proxy Statement, which sections are incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2006 Proxy Statement, which sections are incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

The information required by this item is set forth in the section entitled “Election of Directors—Certain Transactions” in the 2006 Proxy Statement, which section is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Public Accountants—Fees” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2006 Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

All financial statements of the registrant are set forth under Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules and other statements are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

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

*10.1.1

—Credit Agreement between the Company and Guaranty, FSB dated May 18, 2001 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-13439)).

Exhibit No.	Description

*10.1.2

—First Amendment to Credit Agreement between Dril-Quip, Inc. and Guaranty Bank, FSB effective November 19, 2001 (Incorporated herein by reference to Exhibit 4.5 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 2005).

*10.1.3

—Second Amendment to Credit Agreement between Dril-Quip, Inc. and Guaranty Bank, FSB effective May 16, 2003 (Incorporated herein by reference to Exhibit 4.6 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 2005).

*10.1.4

—Third Amendment to Credit Agreement between Dril-Quip, Inc. and Guaranty Bank, FSB effective June 1, 2005 (Incorporated herein by reference to Exhibit 4.7 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 2005).

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

+10.5	—Summary of Executive Officer and Non-employee Director Compensation.

21.1	—Subsidiaries of the Registrant.

23.1	—Consent of BDO Seidman, LLP.

23.2	—Consent of Ernst & Young LLP.

31.1	—Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

31.3	—Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.4	—Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—Section 1350 Certification of Larry E. Reimert.

32.2	—Section 1350 Certification of Gary D. Smith.

32.3	—Section 1350 Certification of J. Mike Walker.

32.4	—Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2006.

DRIL-QUIP, INC.

By:	/S/ LARRY E. REIMERT
Larry E. Reimert
Co-Chairman of the Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ J. MIKE WALKER J. MIKE WALKER	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	March 14, 2006

/s/ LARRY E. REIMERT LARRY E. REIMERT	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	March 14, 2006

/S/ GARY D. SMITH GARY D. SMITH	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	March 14, 2006

/s/ JERRY M. BROOKS JERRY M. BROOKS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

/S/ JOHN V. LOVOI JOHN V. LOVOI	Director	March 14, 2006

/S/ A.P. SHUKIS A.P. SHUKIS	Director	March 14, 2006

/S/ GARY L. STONE GARY L. STONE	Director	March 14, 2006