Form 10-Q
period 2006-03-31
DRIL-QUIP INC
filed 2006-05-10
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

As of May 5, 2006, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 19,520,700.

PART I—FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2005	March 31, 2006
ASSETS	(In thousands)

Current assets:
Cash and cash equivalents	$32,762	$34,379
Trade receivables, net	108,330	118,456
Inventories, net	155,157	153,287
Deferred income taxes	9,333	9,519
Prepaids and other current assets	5,634	6,254

Total current assets	311,216	321,895
Property, plant and equipment, net	116,583	118,216
Other assets	463	398

Total assets	$428,262	$440,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,111	$28,190
Current maturities of long-term debt	734	737
Accrued income taxes	6,401	3,812
Customer prepayments	11,634	20,515
Accrued compensation	8,782	7,521
Other accrued liabilities	14,662	14,212

Total current liabilities	90,324	74,987
Long-term debt	3,113	2,996
Deferred income taxes	5,363	5,336

Total liabilities	98,800	83,319

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 19,271,973 and 19,513,700 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	193	195
Additional paid-in capital	152,571	162,050
Retained earnings	177,729	195,048
Foreign currency translation adjustment	(1,031)	(103)

Total stockholders’ equity	329,462	357,190

Total liabilities and stockholders’ equity	$428,262	$440,509

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2005	2006
	(In thousands, except share data)
Revenues	$70,004	$98,198

Cost and expenses:
Cost of sales	48,944	57,163
Selling, general and administrative	9,493	11,177
Engineering and product development	5,009	4,895

	63,446	73,235

Operating income	6,558	24,963
Interest expense (income)	364	(109)

Income before income taxes	6,194	25,072
Income tax provision	1,845	7,753

Net income	$4,349	$17,319

Earnings per share:
Basic	$0.25	$0.89

Diluted	$0.24	$0.87

Weighted average shares:
Basic	17,449,989	19,373,555

Diluted	17,810,308	19,904,700

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2005	2006
	(In thousands)
Operating activities
Net income	$4,349	$17,319
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,307	3,585
Stock-based compensation expense	—	424
Gain on sale of equipment	(26)	(57)
Deferred income taxes	(275)	(168)
Changes in operating assets and liabilities:
Trade receivables, net	(3,528)	(8,842)
Inventories, net	(6,435)	2,734
Prepaids and other assets	(470)	(404)
Trade accounts payable and accrued expenses	5,234	(16,055)

Net cash provided by (used in) operating activities	2,156	(1,464)

Investing activities
Purchase of property, plant and equipment	(4,697)	(4,743)
Proceeds from sale of equipment	374	112

Net cash used in investing activities	(4,323)	(4,631)

Financing activities
Proceeds from revolving line of credit and long-term borrowing	1,600	35
Principal payments on revolving line of credit and long-term debt	(244)	(194)
Proceeds from exercise of stock options	3,748	5,571
Excess tax benefit-stock options	—	3,486

Net cash provided by financing activities	5,104	8,898
Effect of exchange rate changes on cash activities	194	(1,187)

Increase in cash and cash equivalents	3,131	1,616
Cash and cash equivalents at beginning of period	5,159	32,763

Cash and cash equivalents at end of period	$8,290	$34,379

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2005, which has been derived from the audited financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2006 and the results of operations and the cash flows for each of the three-month periods ended March 31, 2006 and 2005. Although management believes the unaudited interim related disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, inventories and contingent liabilities as discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Cash and cash equivalents

Investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents.

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs that are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $16.2 million and $9.8 million were recorded as of March 31, 2006 and 2005, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant and Equipment

Property, plant, and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes are provided on income and expenses which are reported in different periods for income tax and financial reporting purposes.

Revenue Recognition

The Company delivers most of its products and services to its customers on an as-needed basis and records revenues as the products are shipped and as services are rendered. Allowances for doubtful accounts are determined generally on a case by case basis. Certain revenues are derived from long-term product contracts which generally require more than one year to fulfill. Revenues and profits on long-term product contracts are recognized under the percentage-of-completion method based on the rates of costs incurred to total estimated costs. Losses, if any, on contracts are fully recognized when they become known. Contracts for long-term projects contain provisions for customer progress payments. Payments in excess of revenues recognized are included as a customer prepayment liability.

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

Stock-Based Compensation

As described more fully in Note 12 of the Company’s Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005, the Company has stock option grants outstanding

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

under the Dril-Quip, Inc. 1997 Incentive Plan (as amended, the “1997 Plan”). In addition, on May 13, 2004 the Company’s stockholders approved the 2004 Incentive Plan of Dril-Quip, Inc. (the “2004 Plan”), which reserved up to 1,378,147 shares of Common Stock to be issued in connection with the 2004 Plan. No options have been granted under the 2004 Plan and no additional options will be awarded under the 1997 Plan.

Prior to January 1, 2006, the Company accounted for these plans under the disclosure-only provisions of Statements of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). Accordingly, no compensation cost was recognized for the options granted under the Company’s incentive plans prior to January 1, 2006. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payments.” This statement is a revision of SFAS No. 123 and supersedes Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Using the fair value method and a Black-Scholes option pricing model, compensation cost recognized in the three months ended March 31, 2006 included compensation costs for all share-based payments granted prior to, but not yet vested, as of January 1, 2006. Results for prior periods have not been restated.

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

Comprehensive Income

SFAS No. 130, “reporting comprehensive income,” establishes the rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company to include unrealized gains or losses on foreign currency translation adjustments in other comprehensive income. Generally, gains are attributed to a weakening U.S. dollar and losses are the result of a strengthening U.S. dollar.

The following table provides comprehensive income for the periods indicated:

	Three months ended March 31,
	2005	2006
	(In thousands)
Net income	$4,349	$17,319
Foreign currency translation adjustment	(1,084)	928

Comprehensive income	$3,265	$18,247

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

	Three months ended March 31,
	2005	2006
	(In thousands)
Number of common shares outstanding at end of period	17,450	19,514
Effect of using weighted average common shares outstanding	—	(140)

Weighted average basic common shares outstanding	17,450	19,374
Dilutive effect of common stock options	360	531

Weighted average diluted common shares outstanding	17,810	19,905

3.    Stock-Based Compensation and Stock Option Awards.

As a result of adopting SFAS No. 123R, stock-based compensation expense recognized during the three months ended March 31, 2006 totaled $424,000 related to unvested outstanding stock option grants. Accordingly, the Company's income before income taxes and net income for the three months ended March 31, 2006 was $424,000 and $282,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

Had stock-based compensation expense for the Company's plans been determined based on the fair value at the grant dates for awards consistent with the method available under SFAS No. 123, the Company's net income and earnings per share for the three months ended March 31, 2005 would have been reduced to the pro forma amounts listed below.

Three months ended March 31, 2005
(In thousands, except share data)
Net income, as reported	$4,349
Less: Compensation expense per SFAS No. 123, net of tax	(424)

Pro forma net income	$3,925

Earnings per share
As reported
Basic	$0.25

Diluted	$0.24

Pro forma
Basic	$0.22

Diluted	$0.22

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

A summary of option activity under the Company’s stock compensation plans as of March 31, 2006 and changes during the three months ended March 31, 2006 is as follows:

	Number of Shares
	1997 Plan	2004 Plan	Total
Stock options outstanding at December 31, 2005	1,493,443	—	1,493,443
Options granted	—	—	—
Options forfeited	—	—	—
Options exercised	241,727	—	241,727

Stock options outstanding at March 31, 2006	1,251,716	—	1,251,716

Options exercisable at March 31, 2006	977,872	—	977,872

The following summary provides additional information about stock options that are outstanding and exercisable at March 31, 2006:

	Stock Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life
$14.95 to $24.00	1,156,390	$18.87	5.53 years
$32.13	95,326	$32.13	4.58 years

	1,251,716	$19.88	5.46 years

	Stock Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Weighted Average Contractual Life
$14.95 to $24.00	882,546	$20.82	4.99 years
$32.13	95,326	$32.13	4.58 years

	977,872	$19.60	4.95 years

4.    Inventories

Inventories consist of the following:

	December 31,	March 31,
	2005	2006
	(In thousands)
Raw materials and supplies	$36,697	$36,218
Work in progress	30,844	29,168
Finished goods	87,616	87,901

	$155,157	$153,287

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5.    Geographic Areas

	Three months ended March 31,
	2005	2006
	(In thousands)
Revenues:
Western Hemisphere:
Products	$28,993	$38,885
Services	6,791	6,878
Intercompany	6,586	17,166

Total	$42,370	$62,929

Eastern Hemisphere
Products	$21,248	$30,516
Services	3,419	6,741
Intercompany	474	43

Total	$25,141	$37,300

Asia – Pacific
Products	$8,840	$13,891
Services	713	1,287
Intercompany	809	441

Total	$10,362	$15,619

Summary
Products	$59,081	$83,292
Services	10,923	14,906
Intercompany	7,869	17,650
Eliminations	(7,869)	(17,650)

Total	$70,004	$98,198

Income (loss) before taxes:
Western Hemisphere	$4,485	$11,383
Eastern Hemisphere	(723)	6,176
Asia – Pacific	2,418	6,228
Eliminations	14	1,285

Total	$6,194	$25,072

	As of March 31,
	2005	2006
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$102,823	$103,756
Eastern Hemisphere	25,525	28,428
Asia – Pacific	7,154	8,110
Eliminations	(21,260)	(21,680)

	$114,242	$118,614

Total Assets:
Western Hemisphere	$185,189	$271,741
Eastern Hemisphere	101,686	134,578
Asia – Pacific	33,944	39,711
Eliminations	(4,057)	(5,521)

	$316,762	$440,509

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere herein, and with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Revenues.    Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment and service revenues are earned when the Company provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the three months ended March 31, 2006 the Company derived 85% of its revenues from the sale of its products and 15% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage of completion basis. For the first three months of 2006, two projects representing approximately 8% of the Company’s revenues were accounted for using percentage of completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts billed to or received from customers in excess of revenues recognized are classified as a current liability.

Foreign sales represent a significant portion of the Company’s business. In the three months ended March 31, 2006, the Company generated approximately 59% of its revenues from sales outside the United States. In this period, approximately 64% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended March 31,
	2005	2006
Revenues:
Products	84.4%	84.8%
Services	15.6	15.2

Total	100.0	100.0
Cost of sales	69.9	58.2
Selling, general and administrative expenses	13.6	11.4
Engineering and product development expenses	7.2	5.0

Operating income	9.3	25.4
Interest expense (income)	0.5	(0.1)

Income before income taxes	8.8	25.5
Income tax provision	2.6	7.9

Net income	6.2%	17.6%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Revenues.    Revenues increased by $28.2 million, or approximately 40.3%, to $98.2 million in the three months ended March 31, 2006 from $70.0 million in the three months ended March 31, 2005. The net increase resulted primarily from increased product revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $9.9 million, $9.3 million and $5.0 million, respectively. Service revenues increased by approximately $4.0 million with increased service revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $100,000, $3.3 million and $600,000 respectively. In general, the increase in revenues resulted from increased demand for the Company’s products realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore.

Cost of Sales.    Cost of sales increased by $8.2 million, or approximately 16.8%, to $57.2 million for the three months ended March 31, 2006 from $48.9 million for the same period in 2005. As a percentage of revenues, cost of sales were approximately 58.2% and 69.9% for the three-month periods ended March 31, 2006 and 2005, respectively. The reduction in cost of sales as a percentage of revenues resulted primarily from changes in product mix, pricing and efficiencies realized from the increased utilization of the Company’s manufacturing facilities.

Selling, General and Administrative Expenses.    For the three months ended March 31, 2006, selling, general and administrative expenses increased by approximately $1.7 million or 17.7%, to $11.2 million from $9.5 million in the

2005 period. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance. The Company experienced approximately $39,000 in foreign currency transaction gains in the first quarter of 2006 versus approximately $200,000 in foreign currency transaction losses in the first quarter of 2005. Selling, general and administrative expenses as a percentage of revenues declined from 13.6% in 2005 to 11.4% in 2006.

Engineering and Product Development Expenses.    For the three months ended March 31, 2006, engineering and product development expenses decreased by $100,000 or approximately 2% to $4.9 million from $5.0 million in the same period of 2005. This decrease was primarily due to a slight reduction in engineering headcount. Engineering and product development expenses as a percentage of revenues declined from 7.2% in 2005 to 5.0% in 2006.

Interest Income/Expense.    Interest income for the three months ended March 31, 2006 was $109,000 as compared to interest expense of $364,000 for the three-month period ended March 31, 2005. This change resulted from the partial use of proceeds from the Company’s December 2005 offering of common stock to pay down debt.

Income tax provision.    Income tax expense for the three months ended March 31, 2006 was $7.8 million on income before taxes of $25.1 million, resulting in an effective tax rate of approximately 31%. Income tax expense for the three months ended March 31, 2005 was $1.8 million on income before taxes of $6.2 million, resulting in an effective tax rate of approximately 30%. This increase in the effective tax rate reflects a lower percentage of earnings in foreign jurisdictions with lower tax rates.

Net Income.    Net income was approximately $17.3 million for the three months ended March 31, 2006 and $4.3 million for the same period in 2005, for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company’s principal sources of funds are cash flows from operations and bank indebtedness.

Net cash provided (used) by operating activities was approximately ($1.5 million) and $2.2 million for the three months ended March 31, 2006 and 2005, respectively. The decline in cash flow from operating activities was principally due to increased working capital requirements attributable to trade receivables, trade accounts payable and accrued expenses offset by net income and inventory.

Capital expenditures by the Company were $4.7 million for each of the three months ended March 31, 2006 and 2005. The expenditures in each period were primarily for facilities, machinery and cost associated with running tools. Principal payments on long-term debt were $194,000 for the three month period ended March 31, 2006 versus principal payments of $244,000 on long-term debt during the same period in 2005. Long-term borrowing totaled $35,000 and $1.6 million in the three months ended March 31, 2006 and 2005 respectively.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. As of March 31, 2006, the Company had no borrowings under this facility and was in compliance with all loan covenants.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $7.0 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 4.5% at March 31, 2006, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at March 31, 2006 was approximately U.S. $3.5 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies. During the three months ended March 31, 2006 there were no material changes in our judgements and assumptions associated with the development of our critical accounting policies.

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

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the March 31, 2006 balance of approximately $3.5 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $35,000, or $9,000 per quarter.

Item 4.     Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 30 of the 2005 annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position and results of operations.

Item 1A.    Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2006.

Item 5.     Other Information.

FORWARD-LOOKING STATEMENTS

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the following:

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

Item 6.     Exhibits.

(a) Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description
*3.1	—RestatedCertificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—Bylawsof the Company (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.1

—Certificateof Designations for Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 1997.))

*4.2	—Formof certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-1 (registration No. 333-33447)).

*4.3

—RegistrationRights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.4

—RightsAgreement between the Company and ChaseMellon Shareholders Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company’s registration Statement on Form S-1 (Registration No. 333-33447)).

31.1	—Rule13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—Rule13a-14(a)/15d-14(a) Certification of Gary D. Smith.

31.3	—Rule13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.4	—Rule13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—Section1350 Certification of Larry E. Reimert.

32.2	—Section1350 Certification of Gary D. Smith.

32.3	—Section1350 Certification of J. Mike Walker.

32.4	—Section1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/S/ JERRY M. BROOKS
Jerry M. Brooks, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Date:	May 9, 2006