Form 10-Q
period 2006-06-30
DRIL-QUIP INC
filed 2006-08-09
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 7, 2006, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 19,561,425.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2006
	(In thousands)
ASSETS		(Unaudited)

Current assets:
Cash and cash equivalents	$32,762	$62,768
Trade receivables, net	108,330	126,973
Inventories, net	155,157	159,975
Deferred income taxes	9,333	12,325
Prepaids and other current assets	5,634	4,660

Total current assets	311,216	366,701
Property, plant and equipment, net	116,583	123,943
Other assets	463	396

Total assets	$428,262	$491,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,111	$31,828
Current maturities of long-term debt	734	776
Accrued income taxes	6,401	10,940
Customer prepayments	11,634	31,241
Accrued compensation	8,782	7,229
Other accrued liabilities	14,662	15,628

Total current liabilities	90,324	97,642
Long-term debt	3,113	2,983
Deferred income taxes	5,363	5,315

Total liabilities	98,800	105,940

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 19,271,973 and 19,560,550 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	193	196
Additional paid-in capital	152,571	164,551
Retained earnings	177,729	216,321
Foreign currency translation adjustment	(1,031)	4,032

Total stockholders’ equity	329,462	385,100

Total liabilities and stockholders’ equity	$428,262	$491,040

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(In thousands except share data)
Revenues	$80,616	$108,476	$150,620	$206,674

Cost and expenses:
Cost of sales	55,783	63,892	104,727	121,055
Selling, general and administrative	9,459	9,210	18,952	20,387
Engineering and product development	5,689	4,821	10,698	9,716

	70,931	77,923	134,377	151,158

Operating income	9,685	30,553	16,243	55,516
Interest expense (income)	410	(352)	774	(461)

Income before income taxes	9,275	30,905	15,469	55,977
Income tax provision	2,615	9,632	4,460	17,385

Net income	$6,660	$21,273	$11,009	$38,592

Earnings per common share:
Basic	$0.38	$1.09	$0.63	$1.98

Diluted	$0.37	$1.06	$0.62	$1.92

Weighted average common shares:
Basic	17,466,052	19,546,976	17,458,021	19,459,434

Diluted	17,817,188	20,131,399	17,817,498	20,053,834

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2005	2006
	(In thousands)
Operating activities
Net income	$11,009	$38,592
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,710	7,165
Stock-based compensation expense	—	853
Gain on sale of equipment	(54)	(52)
Deferred income taxes	(519)	(2,979)
Changes in operating assets and liabilities:
Trade receivables, net	(8,091)	(14,381)
Inventories, net	(23,127)	(51)
Prepaids and other assets	217	1,233
Trade accounts payable and accrued expenses	13,127	4,771

Net cash provided by (used in) operating activities	(728)	35,151

Investing activities
Purchase of property, plant and equipment	(8,845)	(12,264)
Proceeds from sale of equipment	511	142

Net cash used in investing activities	(8,334)	(12,122)

Financing activities
Proceeds from revolving line of credit and long-term borrowings	8,600	35
Principal payments on revolving line of credit and long-term debt	(482)	(391)
Proceeds from exercise of stock options	3,600	6,628
Excess tax benefit-stock options	514	4,502

Net cash provided by financing activities	12,232	10,774
Effect of exchange rate changes on cash activities	140	(3,797)

Increase in cash and cash equivalents	3,310	30,006
Cash and cash equivalents at beginning of period	5,159	32,762

Cash and cash equivalents at end of period .	$8,469	$62,768

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2005, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2006, the results of operations for each of the three and six-month periods ended June 30, 2006 and 2005, and the cash flows for each of the six-month periods ended June 30, 2006 and 2005. Although management believes the unaudited interim related disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs that are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $17.8 million and $10.0 million were recorded as of June 30, 2006 and 2005, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Revenue Recognition

The Company delivers most of its products and services to its customers on an as-needed basis and records revenues as the products are shipped and as services are rendered. Allowances for doubtful accounts are determined generally on a case by case basis. Certain revenues are derived from long-term product contracts which generally require more than one year to fulfill. Revenues and profits on long-term product contracts are recognized under the percentage-of-completion method based on the ratio of costs incurred to total estimated costs. Losses, if any, on contracts are fully recognized when they become known. Contracts for long-term projects contain provisions for customer progress payments. Payments in excess of revenues recognized are included as a customer prepayment liability.

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at current exchange rates except for revenues and expenses, which are translated at average monthly rates. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows.

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. These amounts are included in selling, general and administrative costs in the condensed consolidated statements of income.

Stock-Based Compensation

On September 19, 1997, the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan (as amended, the “1997 Plan”) and the Company reserved 1,700,000 shares of Common Stock for use in connection with the 1997 Plan. During 2001, the Company reserved an additional 700,000 shares for use in connection with the 1997 Plan.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Options granted under the 1997 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant. On May 13, 2004, the Company’s stockholders approved the 2004 Incentive Plan of Dril-Quip, Inc. (the “2004 Plan”), which reserved up to 1,348,147 shares of Common Stock to be used in connection with the 2004 Plan. Options under both plans are granted at the fair market value of the common stock at the grant date. No options have been granted under the 2004 Plan and no additional options will be awarded under the 1997 Plan. No options were issued during the first six months of 2005 and 2006.

Effective January 1, 2006, the Company adopted SFAS No. 123 - Revised 2004, “Stock-Based Payment” (“SFAS 123(R)”) using the modified prospective application and accordingly, no prior periods have been restated. The Company is recognizing compensation expense for the unvested portion of awards outstanding at January 1, 2006 ratably over the remaining vesting period based on the fair value at the date of the grant. The fair value of the options was estimated using the Black-Scholes option pricing model.

Prior to adopting SFAS 123(R), the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. No stock-based employee compensation cost was recognized in the Company’s financial statements for the period ended June 30, 2005, as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

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

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table provides comprehensive income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(In thousands)
Net income	$6,660	$21,273	$11,009	$38,592
Foreign currency translation adjustment	(3,570)	4,135	(4,654)	5,063

Comprehensive income	$3,090	$25,408	$6,355	$43,655

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

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(In thousands)		(In thousands)
Number of common shares outstanding at end of period	17,466	19,561	17,466	19,561
Effect of using weighted average common shares outstanding	—	(14)	(8)	(102)

Weighted average basic common shares outstanding	17,466	19,547	17,458	19,459
Dilutive effect of common stock options	351	584	359	595

Weighted average diluted common shares outstanding	17,817	20,131	17,817	20,054

New Accounting Standard

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation prescribes that the Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. The Company is evaluating the impact of adopting FIN 48 on its consolidated financial statements.

3.    Stock-Based Compensation and Stock Option Awards

As a result of adopting SFAS No. 123(R), stock-based compensation expense recognized during the three and six months ended June 30, 2006 totaled $429,000 and $853,000, respectively, related to unvested outstanding stock option grants and no stock-based compensation expenses were capitalized. The Company’s income net of income taxes for the three and six months ended June 30, 2006 was $285,000 and $567,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Had stock-based compensation expense for the Company’s plans been determined based on the fair value at the grant dates for awards consistent with the method available under SFAS No. 123, the Company’s net income and earnings per share for the three and six months ended June 30, 2005 would have been reduced to the pro forma amounts listed below.

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(In thousands, except share data)
Net income, as reported	$6,660	$11,009
Less: Compensation expense per SFAS No. 123, net of tax	(429)	(853)

Pro forma net income	$6,231	$10,156

Earnings per share
As reported
Basic	$0.38	$0.63

Diluted	$0.37	$0.62

Pro forma
Basic	$0.36	$0.58

Diluted	$0.35	$0.57

A summary of option activity under the Company’s stock compensation plans as of June 30, 2006 and changes during the six months ended June 30, 2006 is as follows:

	Options From 1997 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Stock options outstanding at December 31, 2005	1,493,443	$20.49
Options granted	—
Options forfeited	—
Options exercised	288,577	$23.60	$12.9

Stock options outstanding at June 30, 2006	1,204,866	$19.75	$75.5

Options exercisable at June 30, 2006	931,022	$20.69	$57.5

There was no activity in the 2004 Plan for the six months ended June 30, 2006.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following summary provides additional information about stock options that are outstanding and exercisable at June 30, 2006:

	Stock Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life
$14.95 to $24.00	1,113,540	$18.73	5.39 years
$32.13	91,326	$32.13	4.33 years

	1,204,866	$19.75	5.31 years

	Stock Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Weighted Average Contractual Life
$14.95 to $24.00	839,696	$19.45	4.85 years
$32.13	91,326	$32.13	4.33 years

	931,022	$20.69	4.80 years

4.    Inventories

Inventories consist of the following:

	December 31, 2005	June 30, 2006
	(In thousands)
Raw materials and supplies	$36,697	$41,850
Work in progress	30,844	30,443
Finished goods	87,616	87,682

	$155,157	$159,975

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5.     Geographic Areas

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(In thousands)		(In thousands)
Revenues:
Western Hemisphere:
Products	$27,903	$44,494	$56,896	$83,379
Services	6,282	9,169	13,073	16,047
Intercompany	14,329	18,883	20,915	36,049

Total	$48,514	$72,546	$90,884	$135,475

Eastern Hemisphere
Products	$31,420	$34,882	$52,668	$65,398
Services	4,334	7,275	7,753	14,016
Intercompany	67	2,234	541	2,277

Total	$35,821	$44,391	$60,962	$81,691

Asia – Pacific
Products	$9,658	$9,816	$18,498	$23,707
Services	1,019	2,840	1,732	4,127
Intercompany	284	1,718	1.093	2,159

Total	$10,961	$14,374	$21,323	$29,993

Summary
Products	$68,981	$89,192	$128,062	$172,484
Services	11,635	19,284	22,558	34,190
Intercompany	14,680	22,835	22,549	40,485
Eliminations	(14,680)	(22,835)	(22,549)	(40,485)

Total	$80,616	$108,476	$150,620	$206,674

Income before income taxes:
Western Hemisphere	$5,051	$21,397	$9,536	$32,780
Eastern Hemisphere	1,707	10,394	984	16,570
Asia – Pacific	3,000	5,640	5,418	11,868
Eliminations	(483)	(6,526)	(469)	(5,241)

Total	$9,275	$30,905	$15,469	$55,977

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	As of June 30,
	2005	2006
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$103,802	$106,322
Eastern Hemisphere	24,621	30,630
Asia – Pacific	6,898	8,974
Eliminations	(21,476)	(21,587)

Total	$113,845	$124,339

	As of June 30,
	2005	2006
	(In thousands)
Total Assets:
Western Hemisphere	$202,017	$301,876
Eastern Hemisphere	106,891	152,021
Asia – Pacific	29,195	46,954
Eliminations	(4,296)	(9,811)

Total	$333,807	$491,040

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of significant factors that have affected certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere herein, and with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Revenues.    Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment and service revenues are earned when the Company provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the six months ended June 30, 2006, the Company derived 83% of its revenues from the sale of its products and 17% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first six months of 2006, four projects representing approximately 7% of the Company’s revenues were accounted for using percentage-of-completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage-of-completion are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts billed to or received from customers in excess of revenues recognized are classified as a current liability.

Foreign sales represent a significant portion of the Company’s business. In the six months ended June 30, 2006, the Company generated approximately 63% of its revenues from sales outside the United States. In this period, approximately 66% (on the basis of revenues generated) of all products sold were manufactured in the United States.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenues:
Product Group	85.6%	82.2%	85.0%	83.5%
Service Group	14.4	17.8	15.0	16.5

Total	100.0	100.0	100.0	100.0
Cost of sales	69.2	58.9	69.5	58.5
Selling, general and administrative expenses	11.7	8.5	12.6	9.9
Engineering and product development expenses	7.1	4.4	7.1	4.7

Operating income	12.0	28.2	10.8	26.9
Interest expense (income)	0.5	(0.3)	0.5	(0.2)

Income before income taxes	11.5	28.5	10.3	27.1
Income tax provision	3.2	8.9	3.0	8.4

Net income	8.3%	19.6%	7.3%	18.7%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005.

Revenues.    Revenues increased by $27.9 million, or approximately 34.6%, to $108.5 million in the three months ended June 30, 2006 from $80.6 million in the three months ended June 30, 2005. The net increase resulted primarily from increased product revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $16.6 million, $3.5 million and $158,000, respectively. Service revenues increased by approximately $7.6 million with increased service revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $2.9 million, $2.9 million and $1.8 million respectively. In general, the increase in revenues resulted from increased demand for the Company’s products and services realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore.

Cost of Sales.    Cost of sales increased by $8.1 million, or approximately 14.5%, to $63.9 million for the three months ended June 30, 2006 from $55.8 million for the same period in 2005. As a percentage of revenues, cost of sales were approximately 58.9% and 69.2% for each of the three-month periods ending June 30, 2006 and 2005, respectively. The reduction in cost of sales as a percentage of revenues resulted primarily from changes in product mix, pricing and efficiencies realized from the increased utilization of the Company’s manufacturing facilities.

Selling, General and Administrative Expenses.    For the three months ended June 30, 2006, selling, general and administrative expenses decreased by approximately $300,000 or approximately 2.6%, to $9.2 million from $9.5 million in the 2005 period. The Company experienced approximately $2.2 million in pre-tax foreign currency transaction gains in the second quarter of 2006 versus approximately $600,000 in foreign currency transaction gains in the second quarter of 2005. The 2006 gain resulted primarily from the weakening of the U.S. dollar versus the British pound sterling, combined with increased intercompany receivable balances due to the Company from its U.K. subsidiary. The transaction gains were primarily offset by increased labor, overhead and stock option expense totalling $1.3 million. Selling, general and administrative expenses as a percentage of revenues decreased from 11.7% in 2005 to 8.5% in 2006.

Engineering and Product Development Expenses.    For the three months ended June 30, 2006, engineering and product development expenses decreased by approximately $900,000 or 15.3% to $4.8 million from $5.7 million in the same period of 2005. This decrease was primarily due to a slight reduction in engineering requirements. Engineering and product development expenses as a percentage of revenues declined from 7.1% in 2005 to 4.4% in 2006.

Interest Income/Expense.    Interest income for the three months ended June 30, 2006 was $352,000 as compared to interest expense of $410,000 for the three-month period ended June 30, 2005. This change resulted from the partial use of proceeds from the Company’s December 2005 offering of common stock to pay down debt.

Income tax provision.    Income tax expense for the three months ended June 30, 2006 was $9.6 million on income before taxes of $30.9 million, resulting in an effective tax rate of approximately 31%. Income tax expense for the three months ended June 30, 2005 was $2.6 million on income before taxes of $9.3 million, resulting in an effective tax rate of approximately 28%. This increase in the effective tax rate reflects a lower percentage of earnings from foreign jurisdictions with lower tax rates.

Net Income.    Net income was approximately $21.3 million for the three months ended June 30, 2006 and $6.7 million for the same period in 2005, for the reasons set forth above.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

Revenues.    Revenues increased by $56.1 million, or approximately 37.2%, to $206.7 million in the six months ended June 30, 2006 from $150.6 million in the six months ended June 30, 2005. The net increase resulted primarily from increased product revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $26.5 million, $12.7 million and $5.2 million, respectively. Service revenues increased by approximately $11.7 million with increased service revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $3.0 million, $6.3 million and $2.4 million, respectively. In general, the increase in revenues resulted from increased demand for the Company’s products realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore.

Cost of Sales.    Cost of sales increased by $16.3 million, or approximately 15.6%, to $121.1 million for the six months ended June 30, 2006 from $104.7 million for the same period in 2005. As a percentage of revenues, cost of sales were approximately 58.6% and 69.5% for the six-month periods ending June 30, 2006 and 2005, respectively. The reduction in cost of sales as a percentage of revenues resulted primarily from changes in product mix, pricing and efficiencies realized from the increased utilization of the Company’s manufacturing facilities.

Selling, General and Administrative Expenses.    For the six months ended June 30, 2006, selling, general and administrative expenses increased by approximately $1.4 million, or 7.6%, to $20.4 million from $19.0 million in the 2005 period. The increase in selling, general and administrative expenses was primarily due to higher labor and overhead expenses of $2.3 million resulting from increased staffing levels in the areas of sales, administration and finance and $900,000 in stock option expenses. The Company experienced approximately $2.2 million in pre-tax foreign currency transaction gains during the six months ended June 30, 2006 versus approximately $350,000 in foreign currency transaction gains during the six months ended June 30, 2005. The 2006 gain resulted primarily from the weakening of the U.S. dollar versus the British pound sterling combined with increased intercompany receivable balances due to the Company from its U.K. subsidiary. Selling, general and administrative expenses as a percentage of revenues declined from 12.6% in 2005 to 9.9% in 2006.

Engineering and Product Development Expenses.    For the six months ended June 30, 2006, engineering and product development expenses decreased by $982,000, or approximately 9.2% to approximately $9.7 million from $10.7 million in the same period of 2005. This decrease was primarily due to a slight reduction in engineering requirements. Engineering and product development expenses as a percentage of revenues declined from 7.1% in 2005 to 4.7% in 2006.

Interest Income/Expense.    Interest income for the six months ended June 30, 2006 was $461,000 as compared to interest expense of $774,000 for the six-month period ended June 30, 2005. This change resulted from the partial use of proceeds from the Company’s December 2005 offering of common stock to pay down debt.

Income tax provision.    Income tax expense for the six months ended June 30, 2006 was $17.4 million on income before taxes of $56.0 million, resulting in an effective tax rate of approximately 31%. Income tax expense for the six months ended June 30, 2005 was $4.5 million on income before taxes of $15.5 million, resulting in an effective tax rate of approximately 29%. This increase in the effective tax rate reflects a lower percentage of earnings from foreign jurisdictions with lower tax rates.

Net Income.    Net income was approximately $38.6 million for the six months ended June 30, 2006 and $11.0 million for the same period in 2005, for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company’s principal sources of funds are cash flows from operations and bank indebtedness.

Net cash provided by (used in) operating activities was approximately $35.2 million and ($700,000) for the six months ended June 30, 2006 and 2005, respectively. The improvements in cash flow from operating activities were principally due to increased net income and accrued liabilities offset by increased working capital requirements for trade receivables and deferred tax benefits.

Capital expenditures by the Company were $12.3 million and $8.8 million for the six months ended June 30, 2006 and 2005, respectively. The expenditures in each period were primarily for facilities, machinery and cost associated with running tools. Principal payments on long term debt were $391,000 for the six month period ending June 30, 2006, versus principal payments of $482,000 and for the same period in 2005. Long-term borrowings totaled $35,000 and $8.6 million in the six months ended June 30, 2006 and 2005 respectively.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. As of June 30, 2006, the Company had no borrowings under this facility and was in compliance with all loan covenants.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $7.4 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 4.5% at June 30, 2006, plus 1%, and is repayable in

120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at June 30, 2006 was approximately U.S. $3.6 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies. During the six months ended June 30, 2006 there were no material changes in our judgements and assumptions associated with the development of our critical accounting policies.

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

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling. In addition, the Company has short-term intercompany loans and intercompany balances outstanding from its subsidiaries. As a result of increases in the intercompany receivable balances due to the Company from its U.K. subsidiary and the strengthening of the British pound sterling versus the U.S. dollar, the Company experienced a pre-tax foreign currency gain of approximately $2.2 million during the three-month period ended June 30, 2006. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the June 30, 2006 balance of approximately $3.6 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $36,000, or $9,000 per quarter.

Item 4. Controls	and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 30 of the 2005 annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

Dril-Quip’s annual meeting of stockholders was held on May 10, 2006 for the purpose of electing two directors to serve for three-year terms and approving the appointment of BDO Seidman, LLP as independent registered public accountants of the Company for 2006.

1. Election of Directors

Stockholders elected Larry E. Reimert and Gary D. Smith, each for a three-year term expiring at the 2009 annual meeting. The vote tabulation was as follows:

Director	Votes Cast For	Votes Cast Against Or Withhold
Larry E. Reimert	13,422,797	3,994,637
Gary D. Smith	13,423,197	3,994,237

Directors continuing in office were J. Mike Walker, John V. Lovoi, Alexander P. Shukis and Gary L. Stone.

2. Proposal approving the appointment of BDO Seidman, LLP as independent registered public accountants of the Company for 2006.

For	17,407,273
Against	4,357
Abstain	5,804

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

Item 6.

The following exhibits are filed herewith:

Exhibit No.	Description
*3.1	— RestatedCertificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	— Bylawsof the Company (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.1

— Certificateof Designations for Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 1997.))

*4.2	— Formof certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-1 (registration No. 333-33447)).

*4.3

— RegistrationRights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.4

— RightsAgreement between the Company and ChaseMellon Shareholders Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company’s registration Statement on Form S-1 (Registration No. 333-33447)).

31.1	— Rule13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	— Rule13a-14(a)/15d-14(a) Certification of Gary D. Smith.

31.3	— Rule13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.4	— Rule13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	— Section1350 Certification of Larry E. Reimert.

32.2	— Section1350 Certification of Gary D. Smith.

32.3	— Section1350 Certification of J. Mike Walker.

32.4	— Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/S/ JERRY M. BROOKS
Jerry M. Brooks, Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Signatory)

Date:	August 9, 2006