Form 10-Q
period 2006-09-30
DRIL-QUIP INC
filed 2006-11-09
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

As of November 6, 2006, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 39,772,114.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, 2006
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,762	$99,751
Trade receivables, net	108,330	120,633
Inventories, net	155,157	156,076
Deferred income taxes	9,333	14,072
Prepaids and other current assets	5,634	8,501

Total current assets	311,216	399,033
Property, plant and equipment, net	116,583	126,738
Other assets	463	414

Total assets	$428,262	$526,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,111	$33,835
Current maturities of long-term debt	734	809
Accrued income taxes	6,401	12,898
Customer prepayments	11,634	24,061
Accrued compensation	8,782	9,639
Other accrued liabilities	14,662	12,810

Total current liabilities	90,324	94,052
Long-term debt	3,113	2,953
Deferred income taxes	5,363	5,450

Total liabilities	98,800	102,455

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 38,543,946 and 39,771,488 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	385	398
Additional paid-in capital	152,379	178,803
Retained earnings	177,729	239,733
Foreign currency translation adjustment	(1,031)	4,796

Total stockholders’ equity	329,462	423,730

Total liabilities and stockholders’ equity	$428,262	$526,185

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(In thousands, except per share data)
Revenues	$95,324	$117,767	$245,944	$324,441
Cost and expenses:
Cost of sales	64,158	67,596	168,885	188,651
Selling, general and administrative	10,773	12,320	29,725	32,707
Engineering and product development	5,266	4,759	15,964	14,475

	80,197	84,675	214,574	235,833

Operating income	15,127	33,092	31,370	88,608
Interest expense (income)	549	(1,009)	1,323	(1,470)

Income before income taxes	14,578	34,101	30,047	90,078
Income tax provision	4,736	10,689	9,196	28,074

Net income	$9,842	$23,412	$20,851	$62,004

Earnings per common share:
Basic	$0.28	$0.59	$0.59	$1.58

Diluted	$0.27	$0.58	$0.58	$1.55

Weighted average common shares:
Basic	35,327	39,528	35,054	39,124

Diluted	36,290	40,382	35,874	39,948

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2005	2006
	(In thousands)
Operating activities
Net income	$20,851	$62,004
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,048	10,935
Stock-based compensation expense	—	1,287
Gain on sale of equipment	(53)	(114)
Deferred income taxes	(3,907)	(4,590)
Changes in operating assets and liabilities:
Trade receivables, net	(29,716)	(7,514)
Inventories, net	(29,694)	4,542
Prepaids and other assets	431	(2,630)
Accounts payable and accrued expenses	20,977	838

Net cash provided by (used in) operating activities	(11,063)	64,758
Investing activities
Purchase of property, plant and equipment	(14,711)	(18,610)
Proceeds from sale of equipment	1,191	294

Net cash used in investing activities	(13,520)	(18,316)
Financing activities
Proceeds from revolving line of credit and long-term borrowings	18,060	206
Principal payments on revolving line of credit and long-term debt	(779)	(599)
Proceeds from exercise of stock options	8,328	13,214
Excess tax benefit-stock options	1,708	11,937

Net cash provided by financing activities	27,317	24,758
Effect of exchange rate changes on cash activities	98	(4,211)

Increase in cash and cash equivalents	2,832	66,989
Cash and cash equivalents at beginning of period	5,159	32,762

Cash and cash equivalents at end of period	$7,991	$99,751

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2005, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2006, the results of operations for each of the three and nine-month periods ended September 30, 2006 and 2005, and the cash flows for each of the nine-month periods ended September 30, 2006 and 2005. Although management believes the unaudited interim related disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs that are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $17.7 million and $11.7 million were recorded as of September 30, 2006 and 2005, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Common Stock

All share and per share data (except par value) have been adjusted for all periods presented for the two-for-one common stock split described in Note 6.

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

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at period end exchange rates except for revenues and expenses, which are translated at average monthly rates. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows.

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. These amounts are included in selling, general and administrative costs in the condensed consolidated statements of income.

Stock-Based Compensation

On September 19, 1997, the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan (as amended, the “1997 Plan”) and the Company reserved 3,400,000 shares of Common Stock for use in connection with the 1997 Plan. During 2001, the Company reserved an additional 1,400,000 shares for use in connection with the 1997 Plan. Options granted under the 1997 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant. On May 13, 2004, the Company’s stockholders approved the 2004 Incentive Plan of Dril-Quip, Inc. (the “2004 Plan”), which reserved up to 2,696,294 shares of Common Stock to be used in connection with the 2004 Plan. Options under both plans are granted at the fair market value of the common stock at the grant date. No additional options will be awarded under the 1997 Plan. No options were granted during the first nine months of 2005 and 2006. On October 27, 2006, the Nominating, Governance and Compensation Committee of the board of directors of the Company granted options to purchase an aggregate of 264,435 shares of Common Stock pursuant to the 2004 Plan to certain officers and employees of the Company.

Effective January 1, 2006, the Company adopted SFAS No. 123—Revised 2004, “Stock-Based Payment” (“SFAS 123(R)”) using the modified prospective application and accordingly, no prior periods have been restated. The Company is recognizing compensation expense for the unvested portion of awards outstanding at January 1, 2006 ratably over the remaining vesting period based on the fair value at the date of the grant. The fair value of the options was estimated using the Black-Scholes option pricing model.

Prior to adopting SFAS 123(R), the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. No stock-based employee compensation cost was recognized in the Company’s financial statements for the nine months ended September 30, 2005, as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

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

The following table provides comprehensive income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(In thousands)
Net income	$9,842	$23,412	$20,851	$62,004
Foreign currency translation adjustment	(982)	764	(5,636)	5,827

Comprehensive income	$8,860	$24,176	$15,215	$67,831

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(In thousands)		(In thousands)
Number of common shares outstanding at end of period	35,327	39,771	35,327	39,771
Effect of using weighted average common shares outstanding	—	(243)	(273)	(647)

Weighted average basic common shares outstanding	35,327	39,528	35,054	39,124
Dilutive effect of common stock options	963	854	820	824

Weighted average diluted common shares outstanding	36,290	40,382	35,874	39,948

New Accounting Standards

In September 2006, the FASB issued FASB Statement 157 “Fair Value Measurements” (“SFAS No. 157”) which defines and measures fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

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

3.    Stock-Based Compensation and Stock Option Awards

As a result of adopting SFAS No. 123(R), stock-based compensation expense recognized during the three and nine months ended September 30, 2006 totaled $434,000 and $1,287,000, respectively, related to unvested outstanding stock option grants and no stock-based compensation expenses were capitalized. The Company’s income net of income taxes for the three and nine months ended September 30, 2006 was $288,000 and $856,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

Had stock-based compensation expense for the Company’s plans been determined based on the fair value at the grant dates for awards consistent with the method available under SFAS No. 123, the Company’s net income and earnings per share for the three and nine months ended September 30, 2005 would have been reduced to the pro forma amounts listed below.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(In thousands, except per share data)
Net income, as reported	$9,842	$20,851
Less: Compensation expense per SFAS No. 123, net of tax	(414)	(1,267)

Pro forma net income	$9,428	$19,584

Earnings per share
As reported
Basic	$0.28	$0.59

Diluted	$0.27	$0.58

Pro forma
Basic	$0.27	$0.56

Diluted	$0.26	$0.55

A summary of option activity under the Company’s stock compensation plans as of September 30, 2006 and changes during the nine months ended September 30, 2006 is as follows:

	Options From 1997 Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Stock options outstanding at December 31, 2005	2,986,886	$10.25
Options granted	—
Options forfeited	10,126	$8.21
Options exercised	1,227,542	$11.16	$34.1

Stock options outstanding at September 30, 2006	1,749,218	$9.61	$42.4

Options exercisable at September 30, 2006	1,201,530	$10.23	$28.4

There was no activity in the 2004 Plan for the nine months ended September 30, 2006.

The following summary provides additional information about stock options that are outstanding and exercisable at September 30, 2006:

	Stock Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life
$7.48 to $12.00	1,643,142	$9.20	5.41 years
$16.06	106,076	$16.06	4.07 years

	1,749,218	$9.61	5.33 years

	Stock Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Weighted Average Contractual Life
$7.48 to $12.00	1,095,454	$9.66	4.72 years
$16.06	106,076	$16.06	4.07 years

	1,201,530	$10.23	4.66 years

4.    Inventories

Inventories consist of the following:

	December 31, 2005	September 30, 2006
	(In thousands)
Raw materials and supplies	$36,697	$40,723
Work in progress	30,844	37,366
Finished goods	87,616	77,987

	$155,157	$156,076

5.    Geographic Areas

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(In thousands)		(In thousands)
Revenues:
Western Hemisphere:
Products	$41,743	$54,245	$98,639	$137,624
Services	7,871	9,387	20,944	25,434
Intercompany	15,235	18,193	36,149	54,242

Total	$64,849	$81,825	$155,732	$217,300

Eastern Hemisphere
Products	$30,507	$31,371	$83,176	$96,769
Services	4,835	9,158	12,586	23,174
Intercompany	51	545	592	2,822

Total	$35,393	$41,074	$96,354	$122,765

Asia – Pacific
Products	$9,662	$12,215	$28,160	$35,922
Services	706	1,391	2,439	5,518
Intercompany	1,132	2,138	2,225	4,297

Total	$11,500	$15,744	$32,824	$45,737

Summary
Products	$81,912	$97,831	$209,975	$270,315
Services	13,412	19,936	35,969	54,126
Intercompany	16,418	20,876	38,966	61,361
Eliminations	(16,418)	(20,876)	(38,966)	(61,361)

Total	$95,324	$117,767	$245,944	$324,441

Income before income taxes:
Western Hemisphere	$12,990	$25,631	$22,526	$58,411
Eastern Hemisphere	532	8,132	1,516	24,702
Asia – Pacific	3,641	5,329	9,059	17,197
Eliminations	(2,585)	(4,991)	(3,054)	(10,232)

Total	$14,578	$34,101	$30,047	$90,078

	December 31, 2005	September 30, 2006
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$102,270	$108,761
Eastern Hemisphere	27,085	29,543
Asia – Pacific	7,728	10,665
Eliminations	(20,037)	(21,817)

Total	$117,046	$127,152

	December 31, 2005	September 30, 2006
	(In thousands)
Total Assets:
Western Hemisphere	$264,414	$322,531
Eastern Hemisphere	137,191	167,737
Asia – Pacific	33,012	49,113
Eliminations	(6,355)	(13,196)

Total	$428,262	$526,185

6.    Common Stock

In September 2006, the board of directors of the Company approved a two-for-one common stock split in the form of a stock dividend. As a result, the split was paid in the form of a stock dividend on October 5, 2006 to stockholders of record as of the close of business on September 21, 2006. The Company issued 19.9 million shares of common stock as a result of the stock split. In addition, the number of shares of common stock issuable upon the exercise of outstanding stock options and the number of shares of common stock reserved for issuance under our employee benefit plans were proportionately increased in accordance with the terms of those respective agreements and plans. The transaction reduced additional paid-in capital by $0.2 million and increased common stock by $0.2 million. All share and per share data (except par value) have been restated to reflect the stock split.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of significant factors that have affected certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere herein, the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In September 2006, our board of directors approved a two-for-one split of our common stock which was distributed in the form of a stock dividend on October 5, 2006 to stockholders of record on September 21, 2006. All share and per share data (except par value) in this Form 10-Q have been adjusted to reflect the effect of this stock split for all periods presented.

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

Revenues.    Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment and service revenues are earned when the Company provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the nine months ended September 30, 2006, the Company derived 83% of its revenues from the sale of its products and 17% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first nine months of 2006, 8 projects representing approximately 10% of the Company’s revenues were accounted for using percentage-of-completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage-of-completion are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts billed to or received from customers in excess of revenues recognized are classified as a current liability.

Foreign sales represent a significant portion of the Company’s business. In the nine months ended September 30, 2006, the Company generated approximately 63% of its revenues from sales outside the United States. In this period, approximately 67% (on the basis of revenues generated) of all products sold were manufactured in the United States.

Cost of Sales.    The principal elements of cost of sales are labor, raw materials and manufacturing overhead. Variable costs, such as labor, raw materials, supplies and energy, generally account for approximately two-thirds of the Company’s cost of sales. Fixed costs, such as the fixed portion of manufacturing overhead, constitute the remainder of the Company’s cost of sales. Cost of sales as a percentage of revenues is also influenced by the product mix sold in any particular period and market conditions. The Company’s costs related to its foreign operations do not significantly differ from its domestic costs.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues:
Product Group	85.9%	83.1%	85.4%	83.3%
Service Group	14.1	16.9	14.6	16.7

Total	100.0	100.0	100.0	100.0
Cost of sales	67.3	57.4	68.7	58.1
Selling, general and administrative expenses	11.3	10.5	12.1	10.1
Engineering and product development expenses	5.5	4.0	6.5	4.5

Operating income	15.9	28.1	12.7	27.3
Interest expense (income)	0.6	(0.9)	0.5	(0.5)

Income before income taxes	15.3	29.0	12.2	27.8
Income tax provision	5.0	9.1	3.7	8.7

Net income	10.3%	19.9%	8.5%	19.1%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005.

Revenues.    Revenues increased by $22.5 million, or approximately 23.5%, to $117.8 million in the three months ended September 30, 2006 from $95.3 million in the three months ended September 30, 2005. The net increase resulted primarily from increased product revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $12.5 million, $864,000 and $2.6 million, respectively. Service revenues increased by approximately $6.5 million with increased service revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $1.5 million, $4.3 million and $685,000 respectively. In general, the increase in revenues resulted from increased demand for the Company’s products and services realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore.

Cost of Sales.    Cost of sales increased by $3.4 million, or approximately 5.4%, to $67.6 million for the three months ended September 30, 2006 from $64.2 million for the same period in 2005. As a percentage of revenues, cost of sales were approximately 57.4% and 67.3% for each of the three-month periods ended September 30, 2006 and 2005, respectively. The reduction in cost of sales as a percentage of revenues resulted primarily from changes in product mix, pricing and efficiencies realized from the increased utilization of the Company’s manufacturing facilities.

Selling, General and Administrative Expenses.    For the three months ended September 30, 2006, selling, general and administrative expenses increased by approximately $1.5 million or approximately 14.4%, to $12.3 million from $10.8 million in the 2005 period. This increase was primarily due to increased labor and overhead expenses of approximately $900,000 resulting from increased staffing levels in the areas of sales, administration and finance, increased legal and professional fees of approximately $350,000 and stock option expenses of approximately $400,000. Selling, general and administrative expenses as a percentage of revenues decreased from 11.3% in 2005 to 10.5% in 2006.

Engineering and Product Development Expenses.    For the three months ended September 30, 2006, engineering and product development expenses decreased by approximately $507,000 or 9.6% to $4.8 million from $5.3 million in the same period of 2005. This decrease was primarily due to a slight reduction in engineering requirements. Engineering and product development expenses as a percentage of revenues declined from 5.5% in 2005 to 4.0% in 2006.

Interest Income/Expense.    Interest income for the three months ended September 30, 2006 was $1.0 million as compared to interest expense of $549,000 for the three-month period ended September 30, 2005. This change resulted from the partial use of proceeds from the Company’s December 2005 offering of common stock to pay down long-term debt and from interest earned on short-term investments of cash provided by operating activities.

Income tax provision.    Income tax expense for the three months ended September 30, 2006 was $10.7 million on income before taxes of $34.1 million, resulting in an effective income tax rate of approximately 31%. Income tax expense for the three months ended September 30, 2005 was $4.7 million on income before taxes of $14.6 million, resulting in an effective tax rate of approximately 32%.

Net Income.    Net income was approximately $23.4 million for the three months ended September 30, 2006 and $9.8 million for the same period in 2005, for the reasons set forth above.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.

Revenues.    Revenues increased by $78.5 million, or approximately 31.9%, to $324.4 million in the nine months ended September 30, 2006 from $245.9 million in the nine months ended September 30, 2005. The net increase resulted primarily from increased product revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $39.0 million, $13.6 million and $7.7 million, respectively. Service revenues increased by approximately $18.2 million with increased service revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $4.5 million, $10.6 million and $3.1 million, respectively. In general, the increase in revenues resulted from increased demand for the Company’s products realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore.

Cost of Sales.    Cost of sales increased by $19.8 million, or approximately 11.7%, to $188.7 million for the nine months ended September 30, 2006 from $168.9 million for the same period in 2005. As a percentage of revenues, cost of sales were approximately 58.1% and 68.7% for the nine-month periods ending September 30, 2006 and 2005, respectively. The reduction in cost of sales as a percentage of revenues resulted primarily from changes in product mix, pricing and efficiencies realized from the increased utilization of the Company’s manufacturing facilities.

Selling, General and Administrative Expenses.    For the nine months ended September 30, 2006, selling, general and administrative expenses increased by approximately $3.0 million, or 10.0%, to $32.7 million from $29.7 million in the 2005 period. The increase in selling, general and administrative expenses was primarily due to higher labor and overhead expenses of $3.6 million resulting from increased staffing levels in the areas of sales, administration and finance and $1.3 million in stock option expenses. The Company experienced approximately $2.0 million in pre-tax foreign currency transaction gains during the nine months ended September 30, 2006 versus approximately $16,000 foreign currency transaction gains during the nine months ended September 30, 2005. The 2006 gain resulted primarily from the weakening of the U.S. dollar versus the British pound sterling combined with increased intercompany receivable balances due to the Company from its U.K. subsidiary. Selling, general and administrative expenses as a percentage of revenues declined from 12.1% in 2005 to 10.1% in 2006.

Engineering and Product Development Expenses.    For the nine months ended September 30, 2006, engineering and product development expenses decreased by $1.5 million, or approximately 9.3% to approximately $14.5 million from $16.0 million in the same period of 2005. This decrease was primarily due to a reduction in engineering requirements. Engineering and product development expenses as a percentage of revenues declined from 6.5% in 2005 to 4.5% in 2006.

Interest Income/Expense.    Interest income for the nine months ended September 30, 2006 was $1.5 million as compared to interest expense of $1.3 million for the nine-month period ended September 30, 2005. This change resulted from the partial use of proceeds from the Company’s December 2005 offering of common stock to pay down long-term debt and from interest earned on short-term investments of cash provided by operating activities.

Income tax provision.    Income tax expense for the nine months ended September 30, 2006 was $28.1 million on income before taxes of $90.1 million, resulting in an effective income tax rate of approximately 31%. Income tax expense for the nine months ended September 30, 2005 was $9.2 million on income before taxes of $30.0 million, resulting in an effective income tax rate of approximately 31%.

Net Income.     Net income was approximately $62.0 million for the nine months ended September 30, 2006 and $20.9 million for the same period in 2005, for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. The Company’s principal sources of funds are cash flows from operations and bank indebtedness.

Net cash provided by (used in) operating activities was approximately $64.8 million and ($11.1 million) for the nine months ended September 30, 2006 and 2005, respectively. The improvements in cash flow from operating activities were principally due to increased net income and accrued liabilities offset by increased working capital requirements for trade receivables and deferred tax benefits.

Capital expenditures by the Company were $18.6 million and $14.7 million for the nine months ended September 30, 2006 and 2005, respectively. The expenditures in each period were primarily for facilities, machinery and costs associated with the construction of rental running tools. Principal payments on long term debt were $599,000 for the nine month period ended September 30, 2006, versus principal payments of $779,000 and for the same period in 2005. Long-term borrowings totaled $206,000 and $160,000 in the nine months ended September 30, 2006 and 2005 respectively.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. As of September 30, 2006, the Company had no borrowings under this facility and was in compliance with all loan covenants.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $7.5 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 4.75% at September 30, 2006, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at September 30, 2006 was approximately U.S. $3.4 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies. During the nine months ended September 30, 2006 there were no material changes in our judgements and assumptions associated with the development of our critical accounting policies.

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

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling. In addition, the Company has short-term intercompany loans and intercompany balances outstanding from its subsidiaries. The Company experienced a foreign currency pre-tax loss of approximately $240,000 and a pre-tax gain of approximately $2.0 million during the three and nine month periods ended September 30, 2006, respectively. The year-to-date gain was the result of increases in the intercompany receivable balances due to the Company from its U.K. subsidiary and the strengthening of the British pound sterling versus the U.S. dollar. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the September 30, 2006 balance of approximately $3.4 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $34,000, or $8,500 per quarter.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 30 of the 2005 Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Jerry M. Brooks,
Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Signatory

Date: November 08, 2006