Form 10-K
period 2006-12-31
DRIL-QUIP INC
filed 2007-03-01
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2006, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $974,422,000 based on the closing price of such stock on such date of $41.22.

At February 23, 2007, the number of shares outstanding of registrant’s Common Stock was 40,375,032.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	control by certain stockholders;

•	impact of environmental matters;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	access to capital markets; and

•	war and terrorist acts.

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

Dril-Quip has developed its broad line of subsea equipment, surface equipment and offshore rig equipment primarily through its internal product development efforts. The Company believes that it has achieved significant market share and brand name recognition with respect to its established products due to the technological capabilities, reliability, cost effectiveness and operational timesaving features of these products. In 2005, Dril-Quip introduced three new products, liner hangers, subsea control systems and subsea manifolds, which are expected to broaden the market served by the Company. With the introduction of subsea control systems and subsea manifolds, the Company is now able to offer customers a fully integrated subsea production package, which will allow it to compete for the larger field development projects.

The Company’s operations are organized into three geographic segments: Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia,

India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services. The Company manufactures its products at its facilities located in Houston, Texas; Aberdeen, Scotland; Singapore and Macae, Brazil. The Company maintains additional facilities for fabrication and/or reconditioning in Norway, Denmark, and Australia. The Company’s manufacturing operations are vertically integrated, allowing it to perform substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities. See note 11 to the consolidated financial statements. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; and Dril-Quip do Brasil LTDA, located in Macae, Brazil. Dril-Quip (Nigeria) Ltd. is located in Port Harcourt, Nigeria and is a wholly-owned subsidiary of DQE.

Dril-Quip’s principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies that focus on offshore exploration and production. Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2006, the Company generated approximately 65% of its revenues from foreign sales compared to 66% and 64% in 2005 and 2004, respectively.

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

The Company makes available free of charge on its internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such reports with, or furnishes them to, the SEC. The Company’s website address is http://www.dril-quip.com. Except to the extent explicitly stated herein, documents and information on the Company’s website are not incorporated by reference herein.

Additionally, the Company makes available free of charge on its internet website:

•	its Code of Business Conduct and Ethical Practices,

•	its Corporate Governance Guidelines,

•	the charter of its Nominating, Governance and Compensation Committee, and

•	the charter of its Audit Committee.

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

High oil and gas prices in 2005 and 2006 resulted in oil operators increasing capital spending for both exploration and development programs. As various geopolitical issues have limited the ability of oil and gas companies to invest in areas such as Russia and the Middle East, an increasing amount of this capital spending has been in the deepwater areas in which the Company operates. However, any future decline in oil and gas prices significantly below current levels would likely have a material adverse effect on the Company’s results of operations. There can be no assurance that the current oil price levels will lead to increases in exploration and development activity or that demand for the Company’s products and services will reflect such increases, if any.

Products and Services

Products

Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. The Company derived approximately 84%, 85% and 83% of its revenues from the sale of its products in 2006, 2005 and 2004, respectively. The Company’s products are used to explore for oil and gas on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, TLPs, Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers (called tension legs). A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter that is anchored in place (like a Spar buoy). FPSOs are floating production, storage and offloading monohull moored vessels.

Subsea Equipment. Subsea equipment is used in the drilling and production of offshore oil and gas wells around the world. Included in the subsea equipment product line are subsea wellheads, mudline hanger systems, specialty connectors and associated pipe, subsea production trees, valves, TLP and Spar well systems, liner hangers, multiplex subsea control systems and multiwell subsea manifolds.

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

A subsea control system is used to remotely control the operations of subsea production equipment such as subsea trees and/or manifolds. In December 2005, Dril-Quip successfully delivered to an operator in the North Sea a multiplex subsea control system used to control both a subsea manifold and subsea trees. The subsea control system utilizes a “signal on power” communications system that controls a satellite subsea tree and manifold, and was designed with expansion capability to allow additional wells to be connected at a later date. Another subsea control system and subsea tree was supplied to the Dutch sector of the North Sea in the summer of 2005 and became operational in 2006. This was the first installation of Dril-Quip’s fiber optics-based communications system and continues the Company’s emergence into the high-tech subsea control systems market. The addition of this product expands Dril-Quip’s opportunities in subsea development projects.

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

Services

Services provided by Dril-Quip include field installation services, reconditioning of its products which are customer-owned, and rental running tools for installation and retrieval of its products. These services are provided from the Company’s worldwide locations and represented approximately 16%, 15% and 17% of revenues in 2006, 2005 and 2004 respectively.

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

Rental. The Company rents running and installation tools for use in installing its products. These tools are used to install and retrieve Company products which are purchased by customers. Running tools are available from Dril-Quip’s locations in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Beverwijk, Holland; Singapore; Perth, Australia; Tianjin, China; and Macae, Brazil.

Manufacturing

Dril-Quip has major manufacturing facilities in Houston, Texas; Aberdeen, Scotland; and Singapore. Each location conducts a broad variety of processes, including machining, fabrication, inspection, assembly and testing. The Houston facility provides forged and heat treated products to all the major manufacturing facilities.

The Company’s Houston, Aberdeen and Singapore manufacturing plants are ISO 9001 and American Petroleum Institute certified. See “Properties—Major Manufacturing Facilities.” Dril-Quip maintains its high standards of product quality through the use of quality assurance specialists who work with product manufacturing personnel throughout the manufacturing process by inspecting and documenting equipment as it is processed through the Company’s manufacturing facilities. The Company has the capability to manufacture various products from each of its product lines at its major manufacturing facilities and believes that this localized manufacturing capability is essential in order to compete with the Company’s major competitors.

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

The Company is not dependent on any one customer or group of customers. In 2005, the Company’s top 15 customers represented approximately 62% of total revenues, with no customer accounting for more than 10% of the Company’s total revenues. In 2006, the Company’s top 15 customers represented approximately 61% of total revenues, with no customer accounting for more than 10% of the Company’s total revenues. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to offshore exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

Backlog

Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $336 million at December 31, 2006, an increase of $88 million or 35% over the backlog of

$248 million at December 31, 2005. This increase in backlog is primarily due to improving worldwide market conditions resulting in increased demand for the Company’s products. The Company expects to fill approximately 70% of the December 31, 2006 backlog by December 31, 2007. The remaining backlog at December 31, 2006 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. The Company can give no assurance that backlog will remain at current levels. Sales of the Company’s products are affected by prices for oil and natural gas, which fluctuated significantly during 2005 and 2006. Significant future declines in oil and natural gas prices could reduce new customer orders, which would cause the Company’s backlog to decline. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

Marketing and Sales

Dril-Quip markets its products and services throughout the world directly through its sales personnel in two domestic and fifteen international locations. In addition, in certain foreign markets where the Company does not maintain offices, it utilizes independent sales representatives to enhance its marketing and sales efforts. Some of the locations in which Dril-Quip has sales representatives are India, Canada, Mexico, the Philippines, Brazil, Indonesia, Malaysia, China, Japan, and the Middle East. Although they do not have authority to contractually bind the Company, these representatives market the Company’s products in their respective territories in return for sales commissions. The Company also advertises its products and services in trade and technical publications targeted to its customer base. It also participates in industry conferences and trade shows to enhance industry awareness of its products.

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

Although in the aggregate the Company’s patents and trademarks are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except the Dril-Quip® trademark. At December 31, 2006, the Company held 76 U.S. patents and 171 foreign patents. The Company also relies on trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to the Company’s trade secrets.

Competition

Dril-Quip faces significant competition from other manufacturers and suppliers of exploration and production equipment. Several of its primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than those of the Company and which, in many instances, have been engaged in the manufacturing business for a much longer period of time than the Company. The Company competes principally with Vetco International and the petroleum production equipment segments of Cameron International Corporation, FMC Technologies, Inc. and Aker Kvaerner.

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

Employees

The total number of the Company’s employees as of December 31, 2006 was 1,709. Of these, 1,006 were located in the United States. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

Our principal stockholders, Larry E. Reimert, Gary D. Smith and J. Mike Walker and certain entities they control, beneficially own approximately 34% of our common stock and are able to exert significant control over us. Messrs. Reimert, Smith and Walker and certain entities they control are parties to a stockholders agreement pursuant to which each party has agreed to vote the shares of our common stock held by such party to elect to our board of directors one designee of Mr. Reimert and his related parties, one designee of Mr. Smith and his related parties and one designee of Mr. Walker. As a result, Messrs. Reimert, Smith and Walker are able to significantly influence all matters affecting us. In addition, such ownership may have the effect of delaying or preventing a change of control. Our principal stockholders are generally not prohibited from selling their interest in us to a third party. The rights and obligations of each of Messrs. Reimert, Smith and Walker and their related parties under the stockholders agreement terminate if they or their permitted transferees cease to own more than 10% of the total number of issued and outstanding shares of our common stock.

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

We have substantial international operations, with approximately 64%, 66% and 65%, respectively, of our revenues derived from foreign sales in each of 2004, 2005 and 2006. We operate our business and market our products and services in all of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

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

Our excess cash is invested in marketable securities which may subject us to potential losses.

We invest excess cash in various financial instruments and money market mutual funds rated at the highest quality by nationally recognized rating agencies. However, changes in the financial markets, including interest rates, as well as the performance of the issuers, can affect the market value of our short-term investments.

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

Our ability to compete effectively will also depend on our ability to continue to obtain patents on our proprietary technology and products. As of December 31, 2006 we held 76 U.S. patents and 171 foreign patents. Although we do not consider any single patent to be material to our business as a whole, the inability to protect our future innovations through patents could have a material adverse effect.

We may be required to recognize a charge against current earnings because of percentage-of-completion accounting.

Some of our revenues are earned on a percentage-of-completion basis generally based on the ratio of costs incurred to the total estimated costs. Accordingly, purchase order price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we would have to recognize a charge against current earnings, which could be significant depending on the size of the project or the adjustment.

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

These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Some environmental laws and regulations provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws and regulations also may expose us to liability for the conduct of or conditions caused by others, or for our acts that were in compliance with all applicable laws and regulations at the time such acts were performed. Any of these laws and regulations could result in claims, fines or expenditures that could be material to our earnings, financial condition or cash flow.

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

Our principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a portion of our customer base. In 2005, our top 15 customers represented approximately 62% of total revenues, with no customer accounting for more than 10% of our total revenues. In 2006, our top 15 customers represented approximately 61% of total revenues, with no customer accounting for more than 10% of our total revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations.

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

Any increases in commodity prices for items such as nickel, molybdenum and heavy metal scrap that are used to make the steel alloys required for our products would result in an increase in our raw material costs.

Similarly, any increase in energy costs would increase our product costs. If we are not successful in raising our prices on products to compensate for any increased raw material or energy costs, our margins will be negatively impacted.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Major Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas
—Hempstead Highway	175,000	15.0	Owned
	21,000	—	Leased (offices)
—N. Eldridge Parkway	907,000	218.0	Owned
Aberdeen, Scotland	158,000	14.6	Owned
Singapore	56,000	—	Owned
	—	3.4	Leased

Dril-Quip’s manufacturing facilities in Houston and Aberdeen are capable of manufacturing each of its products, and the facility in Singapore is capable of manufacturing most of the Company’s established products. The Houston facility at Eldridge produces in-house a majority of the Company’s forging requirements and essentially all of the Company’s heat treatment.

Sales, Service and Reconditioning Facilities

Location(1)	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
New Orleans, Louisiana	2,300	—	Sales/Service
Great Yarmouth, England	1,300	0.4	Sales/Service
Beverwijk, Holland	5,200	0.4	Sales/Warehouse
Perth, Australia	1,400	—	Sales/Service
Darwin, Australia	4,100	1.0	Service/Warehouse
Stavanger, Norway	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,400	1.2	Sales/Service/Reconditioning/Warehouse
Macae, Brazil	76,700	10.0	Sales/Service/Reconditioning/Warehouse/Fabrication
Port Harcourt, Nigeria	8,300	0.5	Sales/Service/Reconditioning/Warehouse/Fabrication
Tianjin, China	12,000	—	Service/Reconditioning/Warehouse
Paris, France	500	—	Sales
Cairo, Egypt	6,400	—	Sales/Service/Reconditioning/Warehouse

(1)	All facilities are leased except Stavanger, Norway and Macae, Brazil which are owned.

The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen and Singapore.

Item 3.	Legal Proceedings

On December 1, 2006, Cameron International Corporation (“Cameron”) filed a patent infringement suit against the Company in the United States District Court for the District of Delaware. The complaint asserts that the Company has infringed and continues to infringe on certain of Cameron’s patents related to horizontal spool tree technology. The Company denies any liability. To date, the Company has not sold any horizontal spool trees. Cameron seeks injunctive relief and unspecified damages, including attorneys’ fees. Although no assurance can be given with respect to the ultimate outcome of this matter, in the opinion of management the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position.

The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2006.

Item S-K 401(b).    Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of February 28, 2007) and positions of the Company’s executive officers:

Name	Age	Position
Larry E. Reimert	59	Co-Chairman of the Board and Co-Chief Executive Officer
Gary D. Smith	64	Co-Chairman of the Board and Co-Chief Executive Officer
J. Mike Walker	63	Co-Chairman of the Board and Co-Chief Executive Officer
Jerry M. Brooks	55	Chief Financial Officer

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

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the New York Stock Exchange for the indicated quarters of fiscal 2005 and 2006. Share prices for all periods presented have been adjusted for the two-for-one common stock split effective October 5, 2006.

	Sales Price ($)
	2005		2006
Quarter Ended	High	Low	High	Low
March 31	18.83	11.52	36.68	24.07
June 30	16.72	12.42	45.02	32.82
September 30	24.25	14.17	44.06	29.76
December 31	28.15	17.97	44.68	30.31

There were approximately 41 stockholders of record of the Company’s Common Stock as of February 23, 2007. This number does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

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

Repurchases of Equity Securities

During the year ended December 31, 2006, none of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act were purchased by or on behalf of the Company or any of the Company’s “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

	Year ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$215,809	$219,498	$221,586	$340,829	$442,742
Cost of sales	156,928	157,988	153,433	229,849	256,688
Selling, general and administrative expenses	27,281	29,039	32,749	40,916	44,085
Engineering and product development expenses	15,231	16,525	17,090	20,867	19,559
Special items	1,350	1,400	—	—	—

	200,790	204,952	203,272	291,632	320,332
Operating income	15,019	14,546	18,314	49,197	122,410
Interest income	45	91	167	258	3,632
Interest expense	(2,146)	(1,650)	(1,267)	(2,045)	(669)

Income before income taxes	12,918	12,987	17,214	47,410	125,373
Income tax provision	4,195	4,036	4,741	14,843	38,482

Net income	$8,723	$8,951	$12,473	$32,567	$86,891

Earnings per share:
Basic	$0.25	$0.26	$0.36	$0.92	$2.21
Diluted	$0.25	$0.26	$0.36	$0.90	$2.15
Weighted average shares outstanding:
Basic	34,586	34,586	34,590	35,276	39,340
Diluted	34,676	34,586	34,740	36,206	40,342

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$14,063	$26,965	$25,338	$(16,889)	$93,001
Net cash used in investing activities	(17,397)	(2,470)	(16,845)	(19,206)	(23,290)
Net cash provided by (used in) financing activities	(4,310)	(16,396)	(10,840)	62,961	37,332

Other Data:
Depreciation and amortization	$9,890	$10,558	$11,779	$13,426	$15,087
Capital expenditures	17,607	8,328	17,061	20,557	24,133

	December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Balance Sheet Data:
Working capital	$131,130	$135,924	$137,716	$220,892	$347,250
Total assets	281,763	278,181	303,565	428,262	594,935
Total debt	55,384	39,608	29,072	3,847	3,720
Total stockholders’ equity	185,310	199,647	216,363	329,462	467,497

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006. Additionally, all share and per share data has been adjusted for all periods presented for the two-for-one stock split effective October 5, 2006.

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

High oil and gas prices in 2005 and 2006 have resulted in oil operators increasing capital spending for both exploration and development programs. As various geopolitical issues have limited the ability of oil and gas companies to invest in areas such as Russia and the Middle East, an increasing amount of this capital spending has been in the deepwater areas in which the Company operates. However, any future decline in oil and gas prices significantly below current levels would likely have a material adverse effect on the Company’s results of operations. There can be no assurance that the current oil price levels will lead to increases in exploration and development activity or that demand for the Company’s products and services will reflect such increases, if any.

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

Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment, and service revenues are earned when the Company provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. In 2006, the Company derived 84% of its revenues from the sale of its products and 16% of its revenues from services. Service revenues generally correlate to revenues from product sales, because increased product sales generate increased revenues from installation services and rental running tools. The Company has substantial international operations, with approximately 64%, 66% and 65% of its revenues derived from foreign sales in 2004, 2005 and 2006, respectively. On the basis of revenues generated, approximately 58%, 65% and 66% of all products sold were manufactured in the United States during 2004, 2005 and 2006, respectively.

Generally, the Company attempts to raise its prices as its costs increase. However, the actual pricing of the Company’s products and services is impacted by a number of factors, including competitive pricing pressure, underutilized capacity in the oil service sector, maintenance of market share, the introduction of new products and general market conditions.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. During 2006, 10 projects representing approximately 12% of the Company’s revenue were accounted for using percentage-of-completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against earnings because of percentage-of-completion accounting.”

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2004	2005	2006
Revenues:
Products	82.6%	85.5%	84.1%
Services	17.4	14.5	15.9

Total	100.0	100.0	100.0
Cost of sales	69.3	67.4	57.9
Selling, general and administrative expenses	14.8	12.1	10.0
Engineering and product development expenses	7.7	6.1	4.4

Operating income	8.2	14.4	27.7
Interest income	0.1	0.1	0.8
Interest expense	(0.6)	(0.6)	(0.2)

Income before income taxes	7.7	13.9	28.3
Income tax provision	2.1	4.3	8.7

Net income	5.6%	9.6%	19.6%

Year ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. Revenues increased by $101.9 million, or approximately 29.9%, to $442.7 million in 2006 from $340.8 million in 2005. The increase resulted primarily from increased product revenues in the Western Hemisphere, Asia-Pacific and the Eastern Hemisphere of $45.5 million, $13.2 million and $22.5 million, respectively. Service revenues increased by approximately $20.7 million with increased service revenues in the Western Hemisphere of $5.2 million, Eastern Hemisphere of $11.2 million and Asia-Pacific of $4.3 million. In general, the increase in revenues resulted from increased demand for the Company’s products realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore. The increase in service revenues is essentially a result of the increase in product sales. As product revenues increase, the demand for installation services is greater and the use of additional rental running tools also increases.

Cost of Sales. Cost of sales increased by $26.9 million, or approximately 11.7%, to $256.7 million for 2006 from $229.8 million for the same period in 2005. As a percentage of revenues, cost of sales were approximately

57.9% in 2006 and 67.4% in 2005. The reduction in cost of sales as a percentage of revenues resulted primarily from manufacturing efficiencies realized from the increased utilization of the Company’s manufacturing facilities, pricing and changes in product mix. This reduction occurred despite significant increases in the prices of raw materials.

Selling, General and Administrative Expenses. For 2006, selling, general and administrative expenses increased by approximately $3.2 million or 7.7%, to $44.1 million from $40.9 million in 2005. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance and the Company’s implementation of SFAS No. 123(R). The Company experienced approximately $2.2 million in foreign currency transaction gains during 2006 versus approximately $767,000 in foreign currency transaction losses during 2005. Selling, general and administrative expenses as a percentage of revenues declined from 12.1% in 2005 to 10.0% in 2006.

Engineering and Product Development Expenses. For 2006, engineering and product development expenses decreased by $1.3 million, or approximately 6.3% to $19.6 million from $20.9 million in 2005. This decrease was primarily due to a reduction in engineering requirements. Engineering and product development expenses as a percentage of revenues declined from 6.1% in 2005 to 4.4% in 2006.

Interest Income. Interest income for 2006 was $3.6 million compared to $258,000 in 2005. The increase was due to interest earned on short-term investments resulting from excess cash flows generated throughout the year as well as from the partial use of proceeds from the Company’s December 2005 offering of common stock.

Interest expense. Interest expense for 2006 was $669,000 compared to $2.0 million in 2005. The decrease was primarily due to the partial use of proceeds from the Company’s December 2005 offering of common stock to pay down long-term debt.

Income tax provision. Income tax expense for 2006 was $38.5 million on income before taxes of $125.4 million, resulting in an effective tax rate of approximately 31%. Income tax expense in 2005 was $14.8 million on income before taxes of $47.4 million, also resulting in an effective tax rate of approximately 31%.

Net Income. Net income was approximately $86.9 million in 2006 and $32.6 million in 2005, for the reasons set forth above.

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

Cost of Sales. Cost of sales increased by $76.4 million, or approximately 50%, to $229.8 million for 2005 from $153.4 million for the same period in 2004. As a percentage of revenues, cost of sales were approximately 67.4% in 2005 and 69.3% in 2004. The reduction in cost of sales as a percentage of revenues resulted primarily from manufacturing efficiencies realized from the increased utilization of the Company’s manufacturing facilities, pricing and changes in product mix. This reduction occurred despite significant increases in the prices of raw materials.

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

Interest income. Interest income in 2005 was $258,000 compared to $167,000 in 2004.

Interest expense. Interest expense for 2005 totaled $2.0 million versus $1.3 million in 2004. This increase was primarily due to higher interest rates and additional borrowings during 2005 under the Company’s unsecured revolving line of credit as compared to borrowings during 2004.

Income tax provision. Income tax expense for 2005 was $14.8 million on income before taxes of $47.4 million, resulting in an effective tax rate of approximately 31%. Income tax expense in 2004 was $4.7 million on income before taxes of $17.2 million, resulting in an effective tax rate of approximately 28%. This increase in the effective income tax rate reflects a lower percentage of earnings in certain foreign jurisdictions with lower tax rates.

Net Income. Net income was approximately $32.6 million in 2005 and $12.5 million in 2004, for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. Historically, the Company’s principal sources of funds have been cash flows from operations and bank indebtedness. In December 2005, the Company sold 1.5 million shares of common stock which resulted in proceeds to the Company, before expenses, of $74,880,000.

Net cash provided by operating activities was $25.3 million in 2004. Net cash used by operating activities was $16.9 million in 2005. Net cash provided by operating activities was $93.0 million in 2006. During 2006, net cash provided by operating activities resulted primarily from increases in trade receivables and inventories offset by increases in trade accounts payable and accrued expenses, depreciation and amortization and net income. The increases in receivables, inventories and payables were primarily due to the Company’s significant increases in revenues and backlog during the year.

Capital expenditures by the Company were $17.1 million, $20.6 million and $24.1 million in 2004, 2005 and 2006, respectively. Capital expenditures in 2006 included expanding manufacturing facilities in Brazil and increased expenditures on machinery and equipment and rental tools due to expanded operations. Capital expenditure increases during 2004 and 2005 were primarily due to expenditures related to the expansion of the Company’s Houston forging facility as well as costs associated with running tools and equipment needed in the development and marketing of the Company’s new liner hanger and subsea controls product lines. Principal payments on long-term debt were $11.0 million, $24.9 million and $800,000 in 2004, 2005 and 2006, respectively. The reduction in long-term debt during 2005 on the Company’s revolving line of credit was due primarily to net cash provided by the sale of 1.5 million shares of common stock in the fourth quarter of 2005.

The following table presents long-term contractual obligations of the Company and the related payments, excluding the effects of interest, due in total and by year as of December 31, 2006:

	Payments due by year
Contractual Obligations	2007	2008	2009	2010	2011	After 2011	Total
	(In thousands)
Long-term debt maturities	$844	$843	$845	$847	$310	$31	$3,720
Operating lease obligations	1,865	914	358	193	125	2,174	5,629
Estimated interest payments (1)	156	137	88	39	6	—	426

Total	$2,865	$1,894	$1,291	$1,079	$441	$2,205	$9,775

(1)	Interest rates for leases were calculated using the interest portion of the lease payment. Interest payments for variable rate debt were calculated using the average yearly loan balance and applying the interest rate and exchange rate in effect at December 31, 2006.

At December 31, 2006 the Company had a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. The Company is in compliance with all loan covenants. As of December 31, 2005 and 2006, the Company had no borrowings under this facility. In January 2007, at the Company’s request, the credit facility was reduced from up to $65 million to up to $10 million. The remaining terms of the agreement were unchanged by the amendment. The amended agreement terminates on June 1, 2009.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $7.8 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 5% at December 31, 2006, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at December 31, 2005 and 2006 was approximately U.S. $3.7 million and U.S. $3.4 million, respectively. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

In addition to the above, the Company has issued purchase orders in the ordinary course of business for the purchase of goods and services. These purchase orders are enforceable and legally binding. However, none of the Company’s purchase obligations call for deliveries of goods or services for time periods in excess of one year.

In October 2005, the Company filed with the SEC a universal shelf registration statement that, subject to the agreement on terms at the time of use and appropriate supplementation, allowed the Company to issue, in one or more offerings, up to $100 million of common stock, preferred stock, debt securities, warrants or a combination thereof. In December 2005, the Company issued $78 million in common stock (1.5 million shares, resulting in proceeds to the Company, before expenses, of $74.9 million.) At December 31, 2006, the Company had $22 million available under this shelf registration, subject to customary market terms and conditions.

The Company believes that cash generated from operations plus cash on hand and its current line of credit will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements in 2007. However, any significant future declines in hydrocarbon prices could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be readily available and adequate to meet such requirements.

Backlog

Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $336 million at December 31, 2006, an increase of $88 million or 35% over the backlog of $248 million at December 31, 2005. This increase in backlog is primarily due to improving worldwide market conditions resulting in increased demand for the Company’s products. The Company expects to fill approximately 70% of the December 31, 2006 backlog by December 31, 2007. The remaining backlog at December 31, 2006 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. The Company can give no assurance that backlog will remain at current levels. Sales of the Company’s products are affected by prices for oil and natural gas, which fluctuated significantly during 2005 and 2006. Significant future declines in oil and natural gas prices could reduce new customer orders, which would cause the Company’s backlog to decline. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

Geographic Segments

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America and Mexico; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations.

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

Currency Risk

Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling and, to a lesser extent the Brazilian real. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 2004, 2005 and 2006, the Company had, net of income taxes, a gain of approximately $636,000, a loss of $527,000 and a gain of approximately $1,531,000, respectively. The U.K. intercompany balances were converted to an intercompany loan at the end of September 2006. The gain in 2006 was primarily due to large intercompany receivable balances due to the Company from the U.K. subsidiary in the latter part of the year as well as the strengthening of the British pound sterling compared to the U.S. dollar. The gain in 2004 and 2006 and the loss in 2005 were the result of currency fluctuations related to payables and trade receivables. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. Historically, the Company has not conducted business in countries that limit repatriation of earnings. However, as the Company expands its international operations, it may begin operating in countries that have such limitations. Further, there can be no assurance that the countries in which the Company currently operates will not adopt policies limiting repatriation of earnings in the future. The Company also has significant investments in countries other than the United States, principally its manufacturing operations in Aberdeen, Scotland and, to a lesser extent, Singapore, Brazil and Norway. The functional currency of these foreign operations is the local currency except for Singapore, where the U.S. dollar is used. Financial statement assets and liabilities are translated at the end of the period exchange rates. Resulting translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flow.

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

Revenue Recognition. For the majority of the Company’s sales, revenue is recorded at the time the manufacturing process is complete and the products have been shipped to the consumer. For these sales, ownership is transferred to the customer at the time of shipment. Service revenues are recorded at the time the service is rendered. Certain revenues are derived from long-term contracts, which generally require more than one year to fulfill. Revenues and cost of sales and related profits from long-term contracts are recognized under the percentage-of-completion method based on the ratio of costs incurred to total estimated costs. During 2006, 10 projects representing approximately 12% of the Company’s revenue were accounted for using percentage-of-completion accounting. Losses, if any, on long-term contracts are recognized when they become known. Contracts for long-term projects usually contain provisions for customer progress payments. Payments and billings in excess of revenues recognized are deferred and are included as a customer prepayment liability. Allowances on accounts receivable are provided primarily on the specific-identification method.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method and accordingly, no prior periods have been restated. The Company is recognizing compensation expense for the unvested portion of awards outstanding at January 1, 2006 ratably over the remaining vesting period based on the fair value at the date of the grant. The fair value of the options was estimated using the Black-Scholes option pricing model. Prior to adopting SFAS 123(R), the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense was based on the difference, if any, on the date of the grant, between the fair value of the Company’s common stock and the exercise price of the option. No stock-based employee compensation cost was recognized in the Company’s consolidated financial statements for the years ended December 31, 2004 and 2005, as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Inventories. Inventory costs are determined principally by the use of the first-in, first-out (FIFO) method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs that are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $15.7 million and $16.9 million were recorded as of December 31, 2005 and 2006, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements or contracts or operations that rely upon credit or similar ratings.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation prescribes that the Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

The Company uses a sensitivity analysis model to measure the impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would result in a decrease in revenues of approximately $12.5 million and a decrease in net income of approximately $2.4 million over this period. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the December 31, 2006 balance of approximately $3.4 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $34,000, or $8,500 per quarter.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

BDO Seidman, LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and issued their attestation report on management’s assessment set forth on page 31.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dril-Quip, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Dril-Quip, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dril-Quip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Dril-Quip, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 1, 2007 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Houston, Texas

March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dril-Quip, Inc.

We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dril-Quip, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated March 1, 2007 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Houston, Texas

March 1, 2007

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share data)
Revenues	$221,586	$340,829	$442,742

Cost and expenses:
Cost of sales	153,433	229,849	256,688
Selling, general, and administrative	32,749	40,916	44,085
Engineering and product development	17,090	20,867	19,559

	203,272	291,632	320,332

Operating income	18,314	49,197	122,410
Interest income	167	258	3,632
Interest expense	(1,267)	(2,045)	(669)

Income before income taxes	17,214	47,410	125,373
Income tax provision	4,741	14,843	38,482

Net income	$12,473	$32,567	$86,891

Earnings per common share:
Basic	$0.36	$0.92	$2.21

Diluted	$0.36	$0.90	$2.15

Weighted average common shares outstanding:
Basic	34,590	35,276	39,340

Diluted	34,740	36,206	40,342

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,762	$135,429
Trade receivables, net	108,330	144,820
Inventories, net	155,157	162,503
Deferred income taxes	9,333	15,424
Prepaids and other current assets	5,634	6,879

Total current assets	311,216	465,055
Property, plant, and equipment, net	116,583	129,340
Other assets	463	540

Total assets	$428,262	$594,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,111	$38,572
Current maturities of long-term debt	734	844
Accrued income taxes	6,401	15,760
Customer prepayments	11,634	39,387
Accrued compensation	8,782	9,916
Other accrued liabilities	14,662	13,326

Total current liabilities	90,324	117,805
Long-term debt, net of current maturities	3,113	2,876
Deferred income taxes	5,363	6,757

Total liabilities	98,800	127,438

Commitments and contingencies (Notes 8 and 9)

Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 38,543,946 and 40,357,656 issued and outstanding at December 31, 2005 and 2006, respectively	385	404
Additional paid-in capital	152,379	192,086
Retained earnings	177,729	264,620
Foreign currency translation adjustment	(1,031)	10,387

Total stockholders’ equity	329,462	467,497

Total liabilities and stockholders’ equity	$428,262	$594,935

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(In thousands)
Operating activities
Net income	$12,473	$32,567	$86,891
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,779	13,426	15,087
Stock-based compensation expense	—	—	1,803
Loss (gain) on sale of equipment	184	(74)	(377)
Deferred income taxes	(403)	(3,542)	(4,614)
Changes in operating assets and liabilities:
Trade receivables, net	(13,170)	(48,466)	(29,028)
Inventories, net	(2,628)	(48,789)	1,338
Prepaids and other assets	891	(2,029)	(1,087)
Accounts payable and accrued expenses	16,212	40,018	22,988

Net cash provided by (used in) operating activities	25,338	(16,889)	93,001

Investing activities
Purchase of property, plant, and equipment	(17,061)	(20,557)	(24,133)
Proceeds from sale of equipment	216	1,351	843

Net cash used in investing activities	(16,845)	(19,206)	(23,290)

Financing activities
Proceeds from revolving line of credit and long-term borrowings	—	160	206
Principal payments on long-term debt	(10,992)	(24,901)	(797)
Proceeds from offering, net	—	74,230	—
Proceeds from exercise of stock options	139	10,693	19,449
Excess tax benefits—options	13	2,779	18,474

Net cash provided by (used in) financing activities	(10,840)	62,961	37,332
Effect of exchange rate changes on cash activities	(819)	737	(4,376)

Increase (decrease) in cash and cash equivalents	(3,166)	27,603	102,667
Cash and cash equivalents at beginning of year	8,325	5,159	32,762

Cash and cash equivalents at end of year	$5,159	$32,762	$135,429

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustment	Total
	(In thousands)
Balance at December 31, 2003	$345	$64,565	$132,689	$2,048	$199,647

Translation adjustment	—	—	—	4,091	4,091
Net income	—	—	12,473	—	12,473

Comprehensive income	—	—	—	—	16,564
Options exercised	—	139	—	—	139
Excess tax benefits—options	—	13	—	—	13

Balance at December 31, 2004	345	64,717	145,162	6,139	216,363

Translation adjustment	—	—	—	(7,170)	(7,170)
Net income	—	—	32,567	—	32,567

Comprehensive income	—	—	—	—	25,397
Offering; 3,000,00 common shares, net of offering expenses of $650,000	30	74,200	—	—	74,230
Options exercised	10	10,683	—	—	10,693
Excess tax benefits—options	—	2,779	—	—	2,779

Balance at December 31, 2005	385	152,379	177,729	(1,031)	329,462

Translation adjustment	—	—	—	11,418	11,418
Net income	—	—	86,891	—	86,891

Comprehensive income	—	—	—	—	98,309
Options exercised	19	19,430	—	—	19,449
Stock-based compensation	—	1,803	—	—	1,803
Excess tax benefits—options	—	18,474	—	—	18,474

Balance at December 31, 2006	$404	$192,086	$264,620	$10,387	$467,497

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

Cash and cash equivalents

Short-term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents. The Company invests excess cash in short-term mutual funds rated as the highest quality by nationally recognized rating agencies. The funds primarily invest in short-term money market instruments that blend top-tier, high quality U.S. dollar denominated obligations which include commercial paper, certificates of deposit, master and promissory notes, municipal securities and repurchase agreements. The Company’s investment objectives include the provision of a high level of current income consistent with the preservation of capital and the maintenance of liquidity.

Trade Receivables

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience combined with a specific review of each customer’s outstanding trade receivable balance. Management believes that the allowance for doubtful accounts is adequate, however, actual write-offs may exceed the recorded allowance. The following is a summary of activity relating to the allowance for doubtful accounts for the years ended December 31, 2004, 2005 and 2006:

In thousands
Balance at December 31, 2003	$25
Charges to costs and expenses	2,710

Balance at December 31, 2004	2,735
Charges to costs and expenses	890
Recoveries	(1,752)

Balance at December 31, 2005	1,873
Charges to costs and expenses	1,306
Recoveries	(507)

Balance at December 31, 2006	$2,672

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs, that are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $15.7 million and $16.9 million were recorded as of December 31, 2005 and 2006, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to be generated by the asset, an impairment charge is recognized. No impairment of long-lived assets existed at December 31, 2005 or 2006.

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

Revenue Recognition

The Company delivers most of its products and services to its customers on an as-needed basis and records revenues as the products are shipped and as services are rendered. Allowances for doubtful accounts are determined generally on a case by case basis. Certain revenues are derived from long-term contracts which generally require more than one year to fulfill. Revenues and profits on long-term contracts are recognized under the percentage-of-completion method based on the ratio of costs incurred to total estimated costs. Price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, on contracts are recognized when they become known. Contracts for long-term projects contain provisions for customer progress payments. Payments in excess of revenues recognized are included as a customer prepayment liability. At December 31, 2005 and 2006, trade receivables included $7,585,000 and $12,925,000 respectively, of unbilled revenue.

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at period end exchange rates except for revenues and expenses, which are translated at average monthly rates. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows. These adjustments amounted to a gain of $4,091,000, a loss of $7,170,000 and a gain of $11,418,000 in 2004, 2005 and 2006, respectively.

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange gains (losses) were approximately $636,000 in 2004, ($527,000) in 2005, and $1,531,000 in 2006, net of income taxes. These amounts are included in selling, general, and administrative costs in the consolidated statements of income.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method and accordingly, no prior periods have been restated. The Company is recognizing compensation expense for the unvested portion of awards outstanding at January 1, 2006 ratably over the remaining vesting period based on the fair value at the date of the grant. The fair value of the options was estimated using the Black-Scholes option pricing model.

Prior to adopting SFAS 123(R), the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense was based on the difference, if any, on the date of the grant, between the fair value of the Company’s common stock and the exercise price of the option. No stock-based employee compensation cost was recognized in the Company’s consolidated financial statements for the years ended December 31, 2004 and 2005, as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method available under SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2004 and 2005 would have been reduced to the pro forma amounts listed below:

	Year ended December 31,
	2004	2005
	(In thousands)
Net Income
As reported	$12,473	$32,567
Less: Compensation expense per SFAS No. 123, net of tax	(2,148)	(1,523)

Pro forma net income	$10,325	$31,044

Earnings per share
As reported
Basic	$0.36	$0.92

Diluted	$0.36	$0.90

Pro forma
Basic	$0.30	$0.88

Diluted	$0.30	$0.86

As a result of adopting SFAS 123(R), stock-based compensation expense recognized as selling, general and administrative expense in the accompanying consolidated statement of income during the year ended December 31, 2006 totaled $1.8 million. No stock-based compensation was capitalized during the year. The Company’s income before income taxes, net income and basic and diluted earnings per share for the year ended December 31, 2006 was $1.8 million, $1.2 million and $0.03 lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The Company recognizes compensation expense on a straight line basis over the life of the option as opposed to recognizing expense based upon tranches. At December 31, 2006, there was $5.9 million of total unrecognized compensation expense related to nonvested stock option awards. This expense is expected to be recognized over a weighted average of 2.3 years.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry variable interest rates that approximate market rates.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include trade receivables. The Company grants credit to its customers, which operate primarily in the oil and gas industry. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential losses, and such losses have historically been within management’s expectations.

In addition, the Company invests excess cash in short-term mutual funds. These money market funds, rated as the highest quality by nationally recognized rating agencies, are not insured or guaranteed by any governmental agency. Changes in the financial markets, including changes in interest rates, as well as changes in the performance of the issuers could affect the market value of our short-term investments.

Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income.” establishes the rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company to include unrealized gains or losses on foreign currency translation adjustments in comprehensive income. Generally, gains are attributed to a weakening U.S. dollar and losses are the result of a strengthening U.S. dollar.

Interest Capitalization

The Company capitalizes interest on significant construction projects for which interest costs are being incurred. These projects principally consist of construction or expansion of the Company’s facilities. No interest was capitalized in 2004, 2005 or 2006.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed considering the dilutive effect of stock options using the treasury stock method.

New Accounting Standards

In September 2006, the FASB issued FASB Statement 157 “Fair Value Measurements” (“SFAS No. 157”) which defines and measures fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation prescribes that the Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

3. Inventories

Inventories consist of the following:

	December 31,
	2005	2006
	(In thousands)
Raw materials and supplies	$38,197	$40,861
Work in progress	30,844	35,624
Finished goods	101,767	102,891

	170,808	179,376
Less: allowance for obsolete and excess inventory	(15,651)	(16,873)

	$155,157	$162,503

Summary of allowance for obsolete and excess inventory:

In thousands
Balance at December 31, 2003	$8,255
Charges to costs and expenses	2,417
Write-offs of obsolete inventory	(812)

Balance at December 31, 2004	9,860
Charges to costs and expenses	6,272
Write-offs of obsolete inventory	(481)

Balance at December 31, 2005	15,651
Charges to costs and expenses	2,226
Write-offs of obsolete inventory	(1,004)

Balance at December 31, 2006	$16,873

4. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	Estimated Useful Lives	December 31,
		2005	2006
		(In thousands)
Land and improvements	10-25 years	$14,685	$21,543
Buildings	15-40 years	55,860	61,319
Machinery and equipment	3-10 years	142,206	162,167

		212,751	245,029
Less accumulated depreciation		(96,168)	(115,689)

		$116,583	$129,340

5. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2005	2006
	(In thousands)
Bank Financing	$3,669	$3,397
Equipment financing agreements	178	323

	3,847	3,720
Less current portion	(734)	(844)

	$3,113	$2,876

At December 31, 2006 the Company had a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $65 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. The Company is in compliance with all loan covenants. As of December 31, 2005 and 2006, the Company had no borrowings under this facility. In January 2007, at the Company’s request, the credit facility was reduced from up to $65 million to up to $10 million. The remaining terms of the agreement were unchanged by the amendment. The amended agreement terminates on June 1, 2009.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $7.8 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 5% at December 31, 2006, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at December 31, 2005 and 2006 was approximately U.S. $3.7 million and U.S. $3.4 million, respectively. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

Interest paid on long-term debt for the years ended December 31, 2004, 2005 and 2006 was $1,194,000, $966,000 and $749,000 respectively. Scheduled maturities of long-term debt are as follows: 2007—$844,000; 2008—$843,000; 2009—$845,000; 2010—$847,000; 2011—$310,000; and thereafter—$31,000.

6. Income Taxes

Income before income taxes consisted of the following:

	Year ended December 31,
	2004	2005	2006
	(In thousands)
Domestic	$2,858	$30,302	$61,434
Foreign	14,356	17,108	63,939

Total	$17,214	$47,410	$125,373

The income tax provision (benefit) consists of the following:

	Year ended December 31,
	2004	2005	2006
	(In thousands)
Current:
Federal	$1,394	$13,019	$24,975
Foreign	3,780	5,333	18,204

Total Current	5,174	18,352	43,179
Deferred:
Federal	(515)	(3,216)	(4,675)
Foreign	82	(293)	(22)

Total deferred	(433)	(3,509)	(4,697)

	$4,741	$14,843	$38,482

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	Year ended December 31,
	2004	2005	2006
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	(6.7)	(2.0)	(3.3)
Foreign sales benefit	(1.0)	(0.8)	(0.2)
Manufacturing benefit	—	(0.9)	(0.2)
Other	0.2	—	(0.6)

Effective tax rate	27.5%	31.3%	30.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The UK deferred tax valuation allowance was $0 and $176,000 at December 31, 2006 and 2005, respectively. Based upon existing market conditions and the Company’s earnings prospects, it is anticipated that all deferred tax benefits will be realized in future years. Accordingly, the deferred tax valuation allowance was eliminated in 2006. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2006
	(In thousands)
Deferred tax assets:
Deferred profit on intercompany sales	$3,005	$6,180
Inventory	1,972	2,946
Inventory reserve	1,942	2,521
Allowance for doubtful accounts	426	568
Reserve for contingent liabilities	715	2,183
Other	1,449	1,026

Total deferred tax assets	9,509	15,424
Deferred tax liability:
Property, plant and equipment	(5,363)	(6,757)
Valuation allowance	(176)	—

Net deferred tax asset	$3,970	$8,667

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

The Company’s income tax returns are subject to review and examination by the Internal Revenue Service (“IRS”) and in August 2004, the (“IRS”) scheduled an examination of the 2002 Tax Return. The audit was completed in 2006 and there were no material issues identified.

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

The Act further provides for a tax deduction for qualified production activities. Under the guidance of FASB Staff Position No 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in SFAS No. 109 and not as a reduction in the tax rate. As such, the special deduction has no effect on deferred tax assets and liabilities existing on the date of enactment. The Company’s production activities qualify for the tax deduction and the Company’s 2006 tax provision includes an estimated deduction of approximately $530,000.

The Company paid $2,257,000, $11,438,000 and $15,167,000 in income taxes in 2004, 2005 and 2006, respectively.

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,
	2005	2006
	(In thousands)
Payroll taxes	$2,300	$2,128
Property, sales and other taxes	2,185	3,502
Commissions payable	2,056	1,978
Accrued project costs	5,009	2,693
Other	3,112	3,025

Total	$14,662	$13,326

8. Employee Benefit Plans

The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense was $958,000, $1,147,000 and $1,520,000 in 2004, 2005 and 2006, respectively.

9. Commitments and Contingencies

The Company leases certain office, shop and warehouse facilities, automobiles, and equipment. The Company expenses all lease payments when incurred. Total lease expense incurred was $2,062,000, $2,340,000 and $3,023,000 in 2004, 2005 and 2006, respectively. Future annual minimum lease commitments at December 31, 2006 are as follows: 2007—$1,865,000; 2008—$914,000; 2009—$358,000; 2010—$193,000; 2011—$125,000; and thereafter—$2,174,000.

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

11. Geographic Segments

	Year ended December 31,
	2004	2005	2006
	(In thousands)
Revenues
Western Hemisphere
Products	$74,996	$140,171	$185,692
Services	19,603	28,148	33,309
Intercompany	34,970	51,657	72,677

Total	$129,569	$219,976	$291,678

Eastern Hemisphere
Products	$83,856	$113,466	$135,948
Services	14,781	17,789	29,042
Intercompany	1,482	2,285	2,955

Total	$100,119	$133,540	$167,945

Asia-Pacific
Products	$24,073	$37,662	$50,900
Services	4,277	3,593	7,851
Intercompany	1,584	2,812	6,748

Total	$29,934	$44,067	$65,499

Summary
Products	$182,925	$291,299	$372,540
Services	38,661	49,530	70,202
Intercompany	38,036	56,754	82,380
Eliminations	(38,036)	(56,754)	(82,380)

Total	$221,586	$340,829	$442,742

Income (loss) before income taxes
Western Hemisphere	$2,866	$38,985	$82,490
Eastern Hemisphere	8,659	(613)	27,774
Asia-Pacific	5,891	12,566	24,742
Eliminations	(202)	(3,528)	(9,633)

Total	$17,214	$47,410	$125,373

	December 31,
	2004	2005	2006
	(In thousands)
Total Long-Lived Assets
Western Hemisphere	$100,830	$102,270	$110,452
Eastern Hemisphere	26,317	27,085	30,782
Asia-Pacific	7,279	7,728	10,557
Eliminations	(20,928)	(20,037)	(21,911)

Total	$113,498	$117,046	$129,880

Total Assets
Western Hemisphere	$172,602	$264,414	$368,709
Eastern Hemisphere	106,231	137,191	181,146
Asia-Pacific	28,798	33,012	57,760
Eliminations	(4,066)	(6,355)	(12,680)

Total	$303,565	$428,262	$594,935

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

In 2006 and in 2005, no single customer accounted for more than 10% of the Company’s revenues. In 2004, one customer accounted for approximately 15% of revenues.

12. Employee Stock Option Plan and Awards

On September 19, 1997, the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan (as amended, the “1997 Plan”) and the Company reserved 3,400,000 shares of Common Stock for use in connection with the 1997 Plan. During 2001, the Company reserved an additional 1,400,000 shares for use in connection with the 1997 Plan. Some options remain outstanding under the 1997 Plan, however no additional grants will be awarded under this plan. On May 13, 2004, the Company’s stockholders approved the 2004 Incentive Plan of Dril-Quip, Inc. (the “2004 Plan”), which reserved up to 2,696,294 shares of Common Stock to be used in connection with the 2004 Plan. Persons eligible for awards under the 1997 Plan and 2004 Plan are employees holding positions of responsibility with the Company or any of its subsidiaries. Options granted under the 1997 Plan and the 2004 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant.

The fair value of stock options granted is estimated on the grant date using the Black-Scholes option pricing model. The expected life was based on the Company’s historical trends and volatility was based on the Company’s common stock historical volatility. The risk-free interest rate is based on U.S. Treasury yield curve at the grant date. The Company does not pay dividends and therefore there is no dividend yield. There were no options granted in 2004 or 2005.

On October 27, 2006 the Company granted options to purchase 264,435 shares of common stock pursuant to the 2004 Plan to certain officers and employees. The following table presents the assumptions used in the option pricing model.

Expected life (years)	6.4
Volatility	47.8%
Risk-free interest rate	4.9%
Dividend yield	0.0%
Fair value of each option granted at October 27, 2006	$20.92

Option activity for the years ended December 31, 2004, 2005 and 2006 was as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2003	4,006,960	$10.52	$
Exercised—1997 Plan	(15,000)	9.29		.4
Forfeited—1997 Plan	(43,500)	11.53

Outstanding at December 31, 2004	3,948,460	10.51
Exercised—1997 Plan	(942,200)	11.39		8.0
Forfeited —1997 Plan	(19,374)	8.67

Outstanding at December 31, 2005	2,986,886	10.24
Granted—2004 Plan	264,435	38.97
Exercised—1997 Plan	(1,813,710)	11.14		52.8
Forfeited—1997 Plan	(10,126)	8.21

Outstanding at December 31, 2006	1,427,485	$14.45		$35.3

Exercisable at December 31,
2004	2,905,984	$11.22		$4.2
2005	2,506,322	$10.63		$32.5
2006	966,215	$9.16		$29.0

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Stock Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life
$7.48 to $12.00	1,143,550	$8.75	6.01 years
$16.06	19,500	$16.06	3.82 years
$38.97	264,435	$38.97	9.82 years

	1,427,485	$14.45	6.69 years

	Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life
$7.48 to $12.00	946,715	$9.02	5.84 years
$16.06	19,500	$16.06	3.82 years

	966,215	$9.16	5.80 years

The following table summarizes information for equity compensation plans in effect as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,427,485	$14.45	2,431,859
Equity compensation plans not approved by stockholders	0	not applicable	0

Total	1,427,485	$14.45	2,431,859

13. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation as required by Statement of Financial Accounting Standards No. 128, “Earnings per Share”:

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share amounts)
Net income	$12,473	$32,567	$86,891

Weighted average common shares outstanding	34,590	35,276	39,340
Effect of dilutive securities-options	150	930	1,002

Total shares and dilutive securities	34,740	36,206	40,342

Basic earnings per common share	$0.36	$0.92	$2.21

Diluted earnings per common share	$0.36	$0.90	$2.15

Options with an exercise price greater than average market price for the period	2,555	0	264

14. Common Stock

In September 2006, the board of directors of the Company approved a two-for-one common stock split in the form of a stock dividend. As a result, the split was paid in the form of a stock dividend on October 5, 2006 to stockholders of record as of the close of business on September 21, 2006. The Company issued 19.9 million shares of common stock as a result of the stock split. In addition, the number of shares of common stock issuable upon the exercise of outstanding stock options and the number of shares of common stock reserved for issuance under the Company’s employee benefit plans were proportionately increased in accordance with the terms of those respective agreements and plans. The transaction reduced additional paid-in capital by $0.2 million and increased common stock by $0.2 million. All share and per share data (except par value) for all periods presented have been restated to reflect the stock split.

15. Quarterly Results of Operations:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
	(Unaudited)
2005
Revenues	$70,004	$80,616	$95,324	$94,885
Cost of sales	48,944	55,783	64,158	60,964
Operating income	6,558	9,685	15,127	17,827
Net income	4,349	6,660	9,842	11,716
Earnings per share:
Basic(1)	$0.12	$0.19	$0.28	$0.33
Diluted(1)	0.12	0.19	0.27	0.32

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
	(Unaudited)
2006
Revenues	$98,198	$108,476	$117,767	$118,301
Cost of sales	57,163	63,892	67,596	68,037
Operating income	24,963	30,553	33,092	33,802
Net income	17,319	21,273	23,412	24,887
Earnings per share:
Basic(1)	$0.45	$0.54	$0.59	$0.62
Diluted(1)	0.44	0.53	0.58	0.61

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 30 of this annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2007 Proxy Statement”) for its annual meeting of stockholders to be held on May 9, 2007, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2007 Proxy Statement, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2007 Proxy Statement, which sections are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2007 Proxy Statement, which section is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Public Accounting Firm—Fees” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2007 Proxy Statement, which sections are incorporated herein by reference.

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

*10.1.1	—

Credit Agreement between the Company and Guaranty, FSB dated May 18, 2001 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-13439)).

*10.1.2	—

First Amendment to Credit Agreement between Dril-Quip, Inc. and Guaranty Bank, FSB effective November 19, 2001 (Incorporated herein by reference to Exhibit 4.5 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 2005).

*10.1.3	—

Second Amendment to Credit Agreement between Dril-Quip, Inc. and Guaranty Bank, FSB effective May 16, 2003 (Incorporated herein by reference to Exhibit 4.6 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 2005).

*10.1.4	—

Third Amendment to Credit Agreement between Dril-Quip, Inc. and Guaranty Bank, FSB effective June 1, 2005 (Incorporated herein by reference to Exhibit 4.7 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 2005).

**10.1.5	—	Fourth Amendment to the Credit Agreement between Dril-Quip, Inc. and Guaranty Bank, FSB effective January 26, 2007.

*10.2	—

Credit Agreement between Dril-Quip (Europe) Limited and Bank of Scotland dated November 18, 1999 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the Quarter ended March 30, 2000 (SEC File No. 001-13439)).

*10.3	—

Form of Employment Agreement between the Company and each of Messrs. Reimert, Smith and Walker (Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*10.4	—

2004 Incentive Plan of Dril-Quip, Inc. (Incorporated herein by reference to Annex II to the Company’s Proxy Statement, filed on March 22, 2004, for the annual meeting of Stockholders held on May 13, 2004 (SEC file No. 001-13439)).

Exhibit No.	Description
**+10.5	—	Summary of Executive Officer and Non-employee Director Compensation.

**21.1	—	Subsidiaries of the Registrant.

**23.1	—	Consent of BDO Seidman, LLP.

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

**31.3	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

**31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

**32.1	—	Section 1350 Certification of Larry E. Reimert.

**32.2	—	Section 1350 Certification of Gary D. Smith.

**32.3	—	Section 1350 Certification of J. Mike Walker.

**32.4	—	Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
**	Filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2007.

DRIL-QUIP, INC.

By:	/s/ LARRY E. REIMERT
Larry E. Reimert
Co-Chairman of the Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ J. MIKE WALKER J. MIKE WALKER	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	March 1, 2007

/s/ LARRY E. REIMERT LARRY E. REIMERT	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	March 1, 2007

/s/ GARY D. SMITH GARY D. SMITH	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	March 1, 2007

/S/ JERRY M. BROOKS JERRY M. BROOKS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ JOHN V. LOVOI JOHN V. LOVOI	Director	March 1, 2007

/s/ L.H. DICK ROBERTSON L.H. DICK ROBERTSON	Director	March 1, 2007

/s/ A.P. SHUKIS A.P. SHUKIS	Director	March 1, 2007

/s/ GARY L. STONE GARY L. STONE	Director	March 1, 2007