Form 10-Q
period 2007-03-31
DRIL-QUIP INC
filed 2007-05-08
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes   ☐    No   ☒

As of May 4, 2007, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 40,435,782.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2006	March 31, 2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$135,429	$146,759
Trade receivables, net	144,820	136,496
Inventories, net	162,503	158,368
Deferred income taxes	15,424	16,481
Prepaids and other current assets	6,879	7,170

Total current assets	465,055	465,274
Property, plant and equipment, net	129,340	130,601
Other assets	540	408

Total assets	$594,935	$596,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,572	$24,040
Current maturities of long-term debt	844	852
Accrued income taxes	15,760	17,637
Customer prepayments	39,387	29,712
Accrued compensation	9,916	7,671
Other accrued liabilities	13,326	12,537

Total current liabilities	117,805	92,449
Long-term debt	2,876	2,689
Deferred income taxes	6,757	6,757

Total liabilities	127,438	101,895
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,357,656 and 40,383,782 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	404	404
Additional paid-in capital	192,086	193,137
Retained earnings	264,620	288,671
Foreign currency translation adjustment	10,387	12,176

Total stockholders’ equity	467,497	494,388

Total liabilities and stockholders’ equity	$594,935	$596,283

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2006	2007
	(In thousands, except per share data)
Revenues	$98,198	$117,682
Cost and expenses:
Cost of sales	57,163	67,750
Selling, general and administrative	11,177	12,018
Engineering and product development	4,895	5,206

	73,235	84,974

Operating income	24,963	32,708
Interest income	302	1,765
Interest expense	(193)	(97)

Income before income taxes	25,072	34,376
Income tax provision	7,753	10,325

Net income	$17,319	$24,051

Earnings per share:
Basic	$0.45	$0.60

Diluted	$0.44	$0.59

Weighted average shares:
Basic	38,747	40,378

Diluted	39,809	40,933

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2006	2007
	(In thousands)
Operating activities
Net income	$17,319	$24,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,585	3,877
Stock-based compensation expense	424	538
Gain on sale of equipment	(57)	(94)
Deferred income taxes	(168)	(1,032)
Changes in operating assets and liabilities:
Trade receivables, net	(8,842)	9,254
Inventories, net	2,734	5,176
Prepaids and other assets	(404)	(110)
Excess tax benefit of stock option exercises	(3,426)	(225)
Trade accounts payable and accrued expenses	(12,629)	(25,928)

Net cash provided by (used in) operating activities	(1,464)	15,507
Investing activities
Purchase of property, plant and equipment	(4,743)	(4,550)
Proceeds from sale of equipment	112	214

Net cash used in investing activities	(4,631)	(4,336)
Financing activities
Proceeds from revolving line of credit and long-term borrowing	35	—
Principal payments on revolving line of credit and long-term debt	(194)	(212)
Proceeds from exercise of stock options	5,631	289
Excess tax benefit-stock options	3,426	225

Net cash provided by financing activities	8,898	302
Effect of exchange rate changes on cash activities	(1,187)	(143)

Increase in cash and cash equivalents	1,616	11,330
Cash and cash equivalents at beginning of period	32,763	135,429

Cash and cash equivalents at end of period	$34,379	$146,759

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2006, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2007, the results of operations for each of the three-month periods ended March 31, 2007 and 2006, and the cash flows for each of the three-month periods ended March 31, 2007 and 2006. Although management believes the unaudited interim related disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, inventories and contingent liabilities as discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $18.2 million and $16.2 million were recorded as of March 31, 2007 and 2006, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Common Stock

All share and per share data (except par value) have been adjusted for all periods presented for the two-for-one common stock split effective October 5, 2006.

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

Stock-Based Compensation

The Company has stock option grants outstanding under the Dril-Quip, Inc. 1997 Incentive Plan (as amended, the “1997 Plan”). In addition, on May 13, 2004 the Company’s stockholders approved the 2004 Incentive Plan of Dril-Quip, Inc. (the “2004 Plan”), which reserved up to 2,696,294 shares of Common Stock to be issued in connection with the 2004 Plan. No additional options will be awarded under the 1997 Plan.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry variable interest rates which approximate market rates.

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

The following table provides comprehensive income for the periods indicated:

	Three months ended March 31,
	2006	2007
	(In thousands)
Net income	$17,319	$24,051
Foreign currency translation adjustment	928	1,789

Comprehensive income	$18,247	$25,840

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

	Three months ended March 31,
	2006	2007
	(In thousands)
Number of common shares outstanding at end of period	39,027	40,384
Effect of using weighted average common shares outstanding	(280)	(6)

Weighted average basic common shares outstanding	38,747	40,378
Dilutive effect of common stock options	1,062	555

Weighted average diluted common shares outstanding	39,809	40,933

New Accounting Standards

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), on January 1, 2007. FIN 48 was issued in June 2006 and prescribes that the Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of April 1, 2007, which are the years ended December 31, 2001, through 2006.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

In September 2006, the FASB issued FASB Statement 157 “Fair Value Measurements” (“SFAS No. 157”), which defines and measures fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

3.    Stock-Based Compensation and Stock Option Awards

Stock-based compensation expense recognized as selling, general and administrative expense during the three months ended March 31, 2007 and 2006 totaled $538,000 and $424,000, respectively. No stock-based compensation expense was capitalized during the three months ended March 31, 2007 and 2006. There were no options granted in the first quarter of 2007 and 2006.

The Company recognizes compensation expense on a straight-line basis over the vesting term of the options that are expected to vest. At March 31, 2007, there was $5.4 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average of 2.2 years.

Option activity under the Company’s stock compensation plans for the three months ended March 31, 2007 was as follows:

	Number of Shares
	1997 Plan	2004 Plan	Total	Aggregate intrinsic value (in millions)
Stock options outstanding at December 31, 2006	1,163,050	264,435	1,427,485	$35.3
Options granted	—	—	—	—
Options forfeited	—	—	—	—
Options exercised	26,126	—	26,126	0.7

Stock options outstanding at March 31, 2007	1,136,924	264,435	1,401,359	$40.3

Options exercisable at March 31, 2007	940,089	—	940,089	$32.1

The following summary provides additional information about stock options that are outstanding and exercisable at March 31, 2007:

	Stock Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life
$7.48 to $12.00	1,119,924	$8.73	5.77 years
$16.06	17,000	$16.06	3.58 years
$38.97	264,435	$38.97	9.58 years

	1,401,359	$14.53	6.46 years

	Stock Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Weighted Average Contractual Life
$7.48 to $12.00	923,089	$9.00	5.60 years
$16.06	17,000	$16.06	3.58 years

	940,089	$9.13	5.56 years

4.    Inventories

Inventories consist of the following:

	December 31, 2006	March 31, 2007
	(In thousands)
Raw materials and supplies	$40,861	$37,967
Work in progress	35,624	33,867
Finished goods	102,891	104,700

	179,376	$176,534
Less: allowance for obsolete and excess inventory	(16,873)	(18,166)

	$162,503	$158,368

5.    Geographic Areas

	Three months ended March 31,
	2006	2007
	(In thousands)
Revenues:
Western Hemisphere
Products	$38,885	$50,726
Services	6,878	9,819
Intercompany	17,166	19,341

Total	$62,929	$79,886

Eastern Hemisphere
Products	$30,516	$34,805
Services	6,741	6,405
Intercompany	43	218

Total	$37,300	$41,428

Asia – Pacific
Products	$13,891	$14,364
Services	1,287	1,563
Intercompany	441	3,195

Total	$15,619	$19,122

Summary
Products	$83,292	$99,895
Services	14,906	17,787
Intercompany	17,650	22,754
Eliminations	(17,650)	(22,754)

Total	$98,198	$117,682

Income (loss) before taxes:
Western Hemisphere	$11,383	$22,157
Eastern Hemisphere	6,176	7,400
Asia – Pacific	6,228	7,280
Eliminations	1,285	(2,461)

Total	$25,072	$34,376

	December 31, 2006	March 31, 2007
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$110,452	$112,586
Eastern Hemisphere	30,782	30,685
Asia – Pacific	10,557	10,507
Eliminations	(21,911)	(22,769)

	$129,880	$131,009

Total Assets:
Western Hemisphere	$368,709	$371,911
Eastern Hemisphere	181,146	177,688
Asia – Pacific	57,760	60,970
Eliminations	(12,680)	(14,286)

	$594,935	$596,283

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

The following is management’s discussion and analysis of certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere herein, the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Revenues.    Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the three months ended March 31, 2007 and 2006 the Company derived 85% of its revenues from the sale of its products and 15% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first three months of 2007, six projects representing approximately 21% of the Company’s revenues were accounted for using percentage-of-completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The Company has substantial international operations, with approximately 65% and 59% of its revenues derived from foreign sales for the three months ended March 31, 2007 and 2006, respectively. On the basis of revenues generated, approximately 68% and 64% of all products sold were manufactured in the United States for the three months ended March 31, 2007 and 2006, respectively.

Cost of Sales.    The principal elements of cost of sales are labor, raw materials and manufacturing overhead. Cost of sales as a percentage of revenues is influenced by the product mix sold in any particular period and market conditions. The Company’s costs related to its foreign operations do not significantly differ from its domestic costs.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include the costs associated with sales and marketing, general corporate overhead, compensation expense, stock option expense, legal expenses, foreign currency transaction gains and losses, and other related administrative functions.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended March 31,
	2006	2007
Revenues:
Products	84.8%	84.9%
Services	15.2	15.1

Total	100.0	100.0
Cost of sales	58.2	57.6
Selling, general and administrative expenses	11.4	10.2
Engineering and product development expenses	5.0	4.4

Operating income	25.4	27.8
Interest income	0.3	1.5
Interest expense	(0.2)	(0.1)

Income before income taxes	25.5	29.2
Income tax provision	7.9	8.8

Net income	17.6%	20.4%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

Revenues.    Revenues increased by $19.5 million, or approximately 19.8%, to $117.7 million in the three months ended March 31, 2007 from $98.2 million in the three months ended March 31, 2006. The net increase resulted primarily from increased product revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $11.8 million, $4.3 million and $500,000, respectively. Service revenues increased by approximately $2.9 million from increased service revenues in the Western Hemisphere. In general, the increase in revenues resulted from increased demand for the Company’s products realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore. The increase in service revenues is essentially a result of the increase in product sales.

Cost of Sales.    Cost of sales increased by $10.6 million, or approximately 18.5%, to $67.8 million for the three months ended March 31, 2007 from $57.2 million for the same period in 2006. As a percentage of revenues, cost of sales were approximately 57.6% and 58.2% for the three-month periods ended March 31, 2007 and 2006, respectively. The reduction in cost of sales as a percentage of revenues resulted primarily from changes in product mix and pricing.

Selling, General and Administrative Expenses.    For the three months ended March 31, 2007, selling, general and administrative expenses increased by approximately $800,000 or 7.1%, to $12.0 million from $11.2 million in the 2006 period. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance. The Company experienced approximately $56,000 and approximately $39,000 in foreign currency transaction gains in the first quarter of 2007 and 2006, respectively. Stock option expense for the first quarter of 2007 totaled $538,000 compared to $424,000 in the first quarter of 2006. Selling, general and administrative expenses as a percentage of revenues declined from 11.4% in 2006 to 10.2% in 2007.

Engineering and Product Development Expenses.    For the three months ended March 31, 2007, engineering and product development expenses increased by $300,000 or approximately 6.1% to $5.2 million from $4.9 million in the same period of 2006. This increase was primarily due to an increase in personnel and associated operating expenses. Engineering and product development expenses as a percentage of revenues declined from 5.0% in 2006 to 4.4% in 2007.

Interest Income.    Interest income for the three months ended March 31, 2007 was $1.8 million as compared to $302,000 for the three-month period ended March 31, 2006. This increase was due to interest earned on short-term investments resulting from excess cash flows generated.

Interest expense.    Interest expense for the three months ended March 31, 2007 was $97,000 compared to $193,000 for the same period in 2006.

Income tax provision.    Income tax expense for the three months ended March 31, 2007 was $10.3 million on income before taxes of $34.4 million, resulting in an effective tax rate of approximately 30%. Income tax expense for the three months ended March 31, 2006 was $7.8 million on income before taxes of $25.1 million, resulting in an effective tax rate of approximately 31%. This decrease in the effective tax rate reflects a higher percentage of earnings in foreign jurisdictions with lower tax rates.

Net Income.    Net income was approximately $24.1 million for the three months ended March 31, 2007 and $17.3 million for the same period in 2006, for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. Historically, the Company’s principal sources of funds have been cash flows from operations and bank indebtedness.

Net cash provided (used) by operating activities was approximately $15.5 million and ($1.5 million) for the three months ended March 31, 2007 and 2006, respectively. The improvements in cash flow from operating activities were principally due to increased net income and a reduction in trade receivables offset by lower accrued liabilities.

Capital expenditures by the Company were $4.6 million and $4.7 million for each of the three months ended March 31, 2007 and 2006, respectively. The expenditures in each period were primarily for facilities, machinery and cost associated with running tools. Principal payments on long-term debt were $212,000 for the three month period ended March 31, 2007 versus principal payments of $194,000 on long-term debt during the same period in 2006. There were no long-term borrowings for the three months ended March 31, 2007 compared to $35,000 for the same period in 2006.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $10 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. As of March 31, 2007, the Company had no borrowings under this facility and was in compliance with all loan covenants.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $7.9 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 5.25% at March 31, 2007, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at March 31, 2007 was approximately U.S. $3.2 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting policies. During the three months ended March 31, 2007 there were no material changes in our judgements and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could be subject to market risks inherent to such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and to a lesser extent, the Brazilian real. The Company experienced a foreign currency pre-tax gain of $56,000 during the three month period ended March 31, 2007. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the March 31, 2007 balance of approximately $3.2 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $32,000, or $8,000 per quarter.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 30 of the 2006 annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Legal Proceedings” in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond Dril-Quip’s control. You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and the following:

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

Item 6.	Exhibits.

(a) Exhibits

The following exhibits are filed herewith:

Exhibit No.		Description

*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.1	—	Certificate of Designations for Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 1997.)

*4.2	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.3	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.4	—	Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

31.3	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Larry E. Reimert.

32.2	—	Section 1350 Certification of Gary D. Smith.

32.3	—	Section 1350 Certification of J. Mike Walker.

32.4	—	Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/s/ JERRY M. BROOKS
Jerry M. Brooks,
Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Signatory)

Date: May 8, 2007