Form 10-Q
period 2007-06-30
DRIL-QUIP INC
filed 2007-08-09
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of August 7, 2007, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 40,437,035.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2006	June 30, 2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$135,429	$168,867
Trade receivables, net	144,820	140,048
Inventories, net	162,503	170,517
Deferred income taxes	15,424	15,445
Prepaids and other current assets	6,879	4,668

Total current assets	465,055	499,545
Property, plant and equipment, net	129,340	132,411
Other assets	540	539

Total assets	$594,935	$632,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,572	$31,078
Current maturities of long-term debt	844	865
Accrued income taxes	15,760	11,827
Customer prepayments	39,387	34,673
Accrued compensation	9,916	9,029
Other accrued liabilities	13,326	12,712

Total current liabilities	117,805	100,184
Long-term debt	2,876	2,509
Deferred income taxes	6,757	6,824

Total liabilities	127,438	109,517

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,357,656 and 40,435,782 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	404	404
Additional paid-in capital	192,086	194,808
Retained earnings	264,620	312,780
Foreign currency translation adjustment	10,387	14,986

Total stockholders’ equity	467,497	522,978

Total liabilities and stockholders’ equity	$594,935	$632,495

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In thousands, except per share data)

Revenues	$108,476	$114,701	$206,674	$232,383
Cost and expenses:
Cost of sales	63,892	64,492	121,055	132,242
Selling, general and administrative	9,210	12,066	20,387	24,084
Engineering and product development	4,821	5,280	9,716	10,486

	77,923	81,838	151,158	166,812

Operating income	30,553	32,863	55,516	65,571
Interest income	602	1,984	904	3,749
Interest expense	(250)	(61)	(443)	(158)

Income before income taxes	30,905	34,786	55,977	69,162
Income tax provision	9,632	10,677	17,385	21,002

Net income	$21,273	$24,109	$38,592	$48,160

Earnings per common share:
Basic	$0.54	$0.60	$0.99	$1.19

Diluted	$0.53	$0.59	$0.96	$1.18

Weighted average common shares:
Basic	39,094	40,436	38,919	40,407

Diluted	40,263	41,003	40,108	40,971

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2006	2007
	(In thousands)
Operating activities
Net income	$38,592	$48,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,165	7,693
Stock-based compensation expense	853	1,047
Gain on sale of equipment	(52)	(222)
Deferred income taxes	(2,979)	108
Changes in operating assets and liabilities:
Trade receivables, net	(14,381)	7,066
Inventories, net	(51)	(5,390)
Prepaids and other assets	1,233	2,325
Excess tax benefits of stock option exercises	(4,502)	(786)
Trade accounts payable and accrued expenses	9,273	(18,814)

Net cash provided by operating activities	35,151	41,187
Investing activities
Purchase of property, plant and equipment	(12,264)	(9,578)
Proceeds from sale of equipment	142	907

Net cash used in investing activities	(12,122)	(8,671)
Financing activities
Proceeds from long-term borrowing	35	—
Principal payments on long-term debt	(391)	(425)
Proceeds from exercise of stock options	6,628	890
Excess tax benefit-stock options	4,502	786

Net cash provided by financing activities	10,774	1,251
Effect of exchange rate changes on cash activities	(3,797)	(329)

Increase in cash and cash equivalents	30,006	33,438
Cash and cash equivalents at beginning of period	32,762	135,429

Cash and cash equivalents at end of period	$62,768	$168,867

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2006, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2007, the results of operations for each of the three and six-month periods ended June 30, 2007 and 2006, and the cash flows for each of the six-month periods ended June 30, 2007 and 2006. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Cash and cash equivalents

Short-term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents. The Company invests excess cash in short-term mutual funds rated as the highest quality by nationally recognized rating agencies. The funds primarily invest in short-term money market instruments that blend top-tier, high quality U.S. dollar denominated obligations, which include commercial paper, certificates of deposit, master and promissory notes, municipal securities and repurchase agreements. The Company’s investment objectives include the provision of a high level of current income consistent with the preservation of capital and the maintenance of liquidity.

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $18.4 million and $17.8 million were recorded as of June 30, 2007 and 2006, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Revenue Recognition

The Company delivers most of its products and services to its customers on an as-needed basis and records revenues as the products are shipped and as services are rendered. Allowances for doubtful accounts are determined generally on a case by case basis. Certain revenues are derived from long-term project contracts which generally require more than one year to fulfill. Revenues and profits on long-term project contracts are recognized under the percentage-of-completion method based on the ratio of costs incurred to total estimated costs. Price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, on contracts are recognized when they become known. Contracts for long-term projects contain provisions for customer progress payments. Payments in excess of revenues recognized are included as a customer prepayment liability.

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

The following table provides comprehensive income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In thousands)
Net income	$21,273	$24,109	$38,592	$48,160
Foreign currency translation adjustment	4,135	2,810	5,063	4,599

Comprehensive income	$25,408	$26,919	$43,655	$52,759

Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed considering the dilutive effect of stock options using the treasury stock method.

The net income used in the basic and dilutive earnings per common share calculations is the same. The following table reconciles the number of common shares outstanding at June 30 of each year to the weighted average of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purpose of calculating basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In thousands)		(In thousands)
Number of common shares outstanding at end of period	39,122	40,436	39,122	40,436
Effect of using weighted average common shares outstanding	(28)	—	(203)	(29)

Weighted average basic common shares outstanding	39,094	40,436	38,919	40,407
Dilutive effect of common stock options	1,169	567	1,189	564

Weighted average diluted common shares outstanding	40,263	41,003	40,108	40,971

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of August 1, 2007, which are the years ended December 31, 2001, through 2006.

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

3.	Stock-Based Compensation and Stock Option Awards

During the three and six months ended June 30, 2007, the Company recognized $509,000 and $1,047,000, respectively, of compensation expense compared to $429,000 and $853,000, respectively, for the three and six months ended June 30, 2006. Compensation expense is reported as selling, general and administrative expense, in the accompanying condensed consolidated statements of income. During the three and six months ended June 30, 2007 and 2006 there were no stock options granted. Refer to Note 12 of the Company’s 2006 Form 10-K for additional information regarding stock-based compensation plans.

4.	Inventories

Inventories consist of the following:

	December 31, 2006	June 30, 2007
	(In thousands)
Raw materials and supplies	$40,861	$38,979
Work in progress	35,624	41,970
Finished goods	102,891	108,014

	179,376	$188,963
Less: allowance for obsolete and excess inventory	(16,873)	(18,446)

	$162,503	$170,517

5.	Geographic Areas

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In thousands)		(In thousands)
Revenues:
Western Hemisphere
Products	$44,494	$44,391	$83,379	$95,117
Services	9,169	9,484	16,047	19,303
Intercompany	18,883	16,866	36,049	36,207

Total	$72,546	$70,741	$135,475	$150,627

Eastern Hemisphere
Products	$34,882	$35,875	$65,398	$70,680
Services	7,275	7,389	14,016	13,794
Intercompany	2,234	1,064	2,277	1,282

Total	$44,391	$44,328	$81,691	$85,756

Asia – Pacific
Products	$9,816	$16,021	$23,707	$30,385
Services	2,840	1,541	4,127	3,104
Intercompany	1,718	1,321	2,159	4,516

Total	$14,374	$18,883	$29,993	$38,005

Summary
Products	$89,192	$96,287	$172,484	$196,182
Services	19,284	18,414	34,190	36,201
Intercompany	22,835	19,251	40,485	42,005
Eliminations	(22,835)	(19,251)	(40,485)	(42,005)

Total	$108,476	$114,701	$206,674	$232,383

Income before income taxes:
Western Hemisphere	$21,397	$19,166	$32,780	$41,323
Eastern Hemisphere	10,394	6,140	16,570	13,540
Asia – Pacific	5,640	6,946	11,868	14,226
Eliminations	(6,526)	2,534	(5,241)	73

Total	$30,905	$34,786	$55,977	$69,162

	December 31, 2006	June 30, 2007
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$110,452	$115,247
Eastern Hemisphere	30,782	30,175
Asia – Pacific	10,557	10,554
Eliminations	(21,911)	(23,026)

Total	$129,880	$132,950

Total Assets:
Western Hemisphere	$368,709	$406,303
Eastern Hemisphere	181,146	177,823
Asia – Pacific	57,760	61,197
Eliminations	(12,680)	(12,828)

Total	$594,935	$632,495

6.	Common Stock

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

Revenues.    Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides installation and reconditioning services as well as rental running tools for installation and retrieval of its products. For the six months ended June 30, 2007 and 2006, the Company derived 84% and 83%, respectively, of its revenues from the sale of its products and 16% and 17%, respectively, of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales normally generate increased revenues from installation services and rental running tools. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first six months of 2007, 14 projects representing approximately 24% of the Company’s revenues were accounted for using percentage-of-completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The Company has substantial international operations, with approximately 66% of its revenues derived from foreign sales for each of the three-month periods ended June 30, 2007 and 2006, and 65% and 63% for the six months ended June 30, 2007 and 2006, respectively. On the basis of revenues generated, approximately 62% and 67% of all products sold were manufactured in the United States for the three months ended June 30, 2007 and 2006, respectively, and 65% and 66% for the six months ended June 30, 2007 and 2006, respectively.

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

Income Tax Provision.    Dril-Quip’s effective income tax rate has historically been lower than the statutory rate primarily due to foreign income tax rate differentials.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenues:
Product Group	82.2%	83.9%	83.5%	84.4%
Service Group	17.8	16.1	16.5	15.6

Total	100.0	100.0	100.0	100.0
Cost of sales	58.9	56.2	58.5	56.9
Selling, general and administrative expenses	8.5	10.5	9.9	10.4
Engineering and product development expenses	4.4	4.6	4.7	4.5

Operating income	28.2	28.7	26.9	28.2
Interest income	0.5	1.7	0.4	1.6
Interest expense	(0.2)	(0.1)	(0.2)	(0.1)

Income before income taxes	28.5	30.3	27.1	29.7
Income tax provision	8.9	9.3	8.4	9.0

Net income	19.6%	21.0%	18.7%	20.7%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.

Revenues.    Revenues increased by $6.2 million, or approximately 5.7%, to $114.7 million in the three months ended June 30, 2007 from $108.5 million in the three months ended June 30, 2006. The net increase resulted primarily from increased product revenues in the Eastern Hemisphere and Asia-Pacific of $1.0 million and $6.2 million, respectively. Service revenues decreased by approximately $900,000 from decreased service revenues in Asia-Pacific of $1.3 million offset by an increase in the Western Hemisphere of $300,000. The decrease in service revenue in Asia-Pacific was due to the completion of a project that produced significant running tool rental revenue. In general, the increase in revenues resulted from increased demand for the Company’s products and services realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore.

Cost of Sales.    Cost of sales increased by $600,000, or approximately 0.9%, to $64.5 million for the three months ended June 30, 2007 from $63.9 million for the same period in 2006. As a percentage of revenues, cost of sales were approximately 56.2% and 58.9% for the three-month period ended June 30, 2007 and 2006, respectively. The reduction in cost of sales as a percentage of revenues resulted primarily from changes in product mix.

Selling, General and Administrative Expenses.    For the three months ended June 30, 2007, selling, general and administrative expenses increased by $2.9 million, or approximately 31.5%, to $12.1 million from $9.2 million in the 2006 period. The increase in selling, general and administrative expenses was partially due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance. In addition, the Company experienced approximately $600,000 in pre-tax foreign currency transaction gains in the second quarter of 2007 compared to approximately $2.2 million in foreign currency transaction gains in the second quarter of 2006. The 2006 gain resulted primarily from the weakening of the U.S. dollar versus the British pound sterling, combined with increased intercompany receivable balances due to the Company from its U.K. subsidiary. Selling, general and administrative expenses as a percentage of revenues increased from 8.5% in 2006 to 10.5% in 2007.

Engineering and Product Development Expenses.    For the three months ended June 30, 2007, engineering and product development expenses increased by approximately $500,000 or 9.6%, to $5.3 million from $4.8 million in the same period of 2006. This increase was primarily due to an increase in personnel and associated operating expenses. Engineering and product development expenses as a percentage of revenues increased from 4.4% in 2006 to 4.6% in 2007.

Interest Income.    Interest income for the three months ended June 30, 2007 was approximately $2.0 million as compared to $602,000 for the three-month period ended June 30, 2006. This increase was due to interest earned on short-term investments resulting from cash flows generated.

Interest expense.    Interest expense for the three months ended June 30, 2007 was $61,000 compared to $250,000 for the same period in 2006.

Income tax provision.    Income tax expense for the three months ended June 30, 2007 was $10.7 million on income before taxes of $34.8 million, resulting in an effective tax rate of approximately 31%. Income tax expense for the three months ended June 30, 2006 was $9.6 million on income before taxes of $30.9 million, resulting in an effective tax rate of approximately 31%.

Net Income.    Net income was approximately $24.1 million for the three months ended June 30, 2007 and $21.3 million for the same period in 2006, for the reasons set forth above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

Revenues.    Revenues increased by $25.7 million, or approximately 12.4%, to $232.4 million in the six months ended June 30, 2007 from $206.7 million in the six months ended June 30, 2006. The net increase resulted primarily from increased product revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $11.7 million, $5.3 million and $6.7 million, respectively. Service revenues increased by approximately $2.0 million from increased service revenues in the Western Hemisphere of $3.2 million offset by decreases in the Eastern Hemisphere and Asia-Pacific of $200,000 and $1.0 million, respectively. The decrease in service revenue in Asia-Pacific was due to the completion of a project which produced significant running tool rental revenue. In general, the increase in revenues resulted from increased demand for the Company’s products realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore. The increase in service revenues is essentially a result of the increase in product sales.

Cost of Sales.    Cost of sales increased by $11.1 million, or approximately 9.2%, to $132.2 million for the six months ended June 30, 2007 from $121.1 million for the same period in 2006. As a percentage of revenues, cost of sales were approximately 56.9% and 58.5% for the six-month periods ended June 30, 2007 and 2006, respectively. The reduction in cost of sales as a percentage of revenues resulted primarily from changes in product mix.

Selling, General and Administrative Expenses.    For the six months ended June 30, 2007, selling, general and administrative expenses increased by approximately $3.7 million, or 18.1%, to $24.1 million from $20.4 million in the 2006 period. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance. In addition, the Company experienced approximately $600,000 in pre-tax foreign currency transaction gains in the second quarter of 2007 compared to approximately $2.2 million in foreign currency transaction gains in the second quarter of 2006. The 2006 gain resulted primarily from the weakening of the U.S. dollar versus the British pound sterling, combined with increased intercompany receivable balances due to the Company from its U.K. subsidiary. Selling, general and administrative expenses as a percentage of revenues increased from 9.9% in 2006 to 10.4% in 2007.

Engineering and Product Development Expenses.    For the six months ended June 30, 2007, engineering and product development expenses increased by $800,000, or approximately 8.2%, to $10.5 million from $9.7 million in the same period of 2006. This increase was due primarily to an increase in personnel and associated operating expenses. Engineering and product development expenses as a percentage of revenues declined from 4.7% in 2006 to 4.5% in 2007.

Interest Income.    Interest income for the six months ended June 30, 2007 was $3.7 million as compared to $904,000 for the six-month period ended June 30, 2006. This increase is due to interest earned on short-term investments resulting from cash flows generated.

Interest Expense.    Interest expense for the six months ended June 30, 2007 was $158,000 compared to $443,000 for the same period in 2006.

Income tax provision.    Income tax expense for the six months ended June 30, 2007 was $21.0 million on income before taxes of $69.2 million, resulting in an effective tax rate of approximately 30%. Income tax expense for the six months ended June 30, 2006 was $17.4 million on income before taxes of $56.0 million, resulting in an effective tax rate of approximately 31%. This decrease in the effective tax rate reflects a reduction in tax rates in the Asia-Pacific region and increased tax benefits for manufacturing companies located in the United States of America.

Net Income.    Net income was approximately $48.2 million for the six months ended June 30, 2007 and $38.6 million for the same period in 2006, for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional rental running tools and (ii) to fund working capital. Historically, the Company’s principal sources of funds have been cash flows from operations and bank indebtedness.

Net cash provided by operating activities was approximately $41.2 million and $35.2 million for the six months ended June 30, 2007 and 2006, respectively. The improvements in cash flow from operating activities were principally due to increased net income and a reduction in trade receivables offset by increased accrued liabilities.

Capital expenditures by the Company were $9.6 million and $12.3 million for the six months ended June 30, 2007 and 2006, respectively. The expenditures in each period were primarily for facilities, machinery and costs associated with running tools. Principal payments on long term debt were $425,000 for the six month period ending June 30, 2007 versus principal payments of $391,000 on long-term debt during the same period in 2006. There were no additional long-term borrowings during the six months ended June 30, 2007 compared to $35,000 for the same period in 2006.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $10 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. As of June 30, 2007, the Company had no borrowings under this facility and was in compliance with all loan covenants.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $8.0 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 5.5% at June 30, 2007, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at June 30, 2007 was approximately U.S. $3.1 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting policies. During the six months ended June 30, 2007 there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could be subject to market risks inherent to such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and to a lesser extent, the Brazilian real. The Company experienced pre-tax foreign currency gains of approximately $600,000 during the three and six month periods ended June 30, 2007, compared to $2.2 million for the three and six month periods ended June 30, 2006. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the June 30, 2007 balance of approximately $3.1 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $31,000 or $7,750 per quarter.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 30 of the 2006 annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Dril-Quip’s annual meeting of stockholders was held on May 9, 2007 for the purpose of electing two directors to serve for three-year terms and approving the appointment of BDO Seidman, LLP as independent registered public accountants of the Company for 2007.

1. Election of Directors

Stockholders elected Alexander P. Shukis and Gary L. Stone, each for a three-year term expiring at the 2010 annual meeting. The vote tabulation was as follows:

Director	Votes Cast For	Votes Cast Against Or Withhold
Alexander P. Shukis	30,269,467	802,869
Gary L. Stone	30,269,329	803,007

Directors continuing in office were J. Mike Walker, Larry E. Reimert, Gary D. Smith, John V. Lovoi, and L.H. Dick Robertson.

2. Proposal approving the appointment of BDO Seidman, LLP as independent registered public accountants of the Company for 2007.

For	31,044,804
Against	13,151
Abstain	14,381

Item 5.	Other Information.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond Dril-Quip’s control. You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

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

Many of such factors are beyond the Company’s ability to control or predict. Any of the factors, or a combination of these factors, could materially affect the Company’s future results of operations and the ultimate accuracy of the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any further results based on such statements or present or prior earnings levels. Every forward-looking statement speaks only as of the date of the particular statement, and the Company undertakes no obligation to publicly update or revise any forward-looking statement.

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

Date: August 8, 2007