Form 10-Q
period 2007-09-30
DRIL-QUIP INC
filed 2007-11-09
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of November 6, 2007, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 40,451,035.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2006	September 30, 2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$135,429	$173,819
Trade receivables, net	144,820	160,316
Inventories, net	162,503	175,940
Deferred income taxes	15,424	15,738
Prepaids and other current assets	6,879	6,205

Total current assets	465,055	532,018
Property, plant and equipment, net	129,340	138,456
Other assets	540	404

Total assets	$594,935	$670,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,572	$29,861
Current maturities of long-term debt	844	878
Accrued income taxes	15,760	8,884
Customer prepayments	39,387	46,210
Accrued compensation	9,916	9,792
Other accrued liabilities	13,326	13,089

Total current liabilities	117,805	108,714
Long-term debt	2,876	2,324
Deferred income taxes	6,757	6,804

Total liabilities	127,438	117,842

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,357,656 and 40,438,785 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	404	404
Additional paid-in capital	192,086	195,387
Retained earnings	264,620	340,404
Foreign currency translation adjustment	10,387	16,841

Total stockholders’ equity	467,497	553,036

Total liabilities and stockholders’ equity	$594,395	$670,878

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(In thousands, except per share data)

Revenues	$117,767	$130,423	$324,441	$362,806
Cost and expenses:
Cost of sales	67,596	75,895	188,651	208,137
Selling, general and administrative	12,320	11,772	32,707	35,856
Engineering and product development	4,759	6,009	14,475	16,495

	84,675	93,676	235,833	260,488

Operating income	33,092	36,747	88,608	102,318
Interest income	1,140	2,273	2,044	6,022
Interest expense	(131)	(98)	(574)	(256)

Income before income taxes	34,101	38,922	90,078	108,084
Income tax provision	10,689	11,298	28,074	32,300

Net income	$23,412	$27,624	$62,004	$75,784

Earnings per common share:
Basic	$0.59	$0.68	$1.58	$1.87

Diluted	$0.58	$0.67	$1.55	$1.85

Weighted average common shares:
Basic	39,528	40,438	39,124	40,417

Diluted	40,382	41,004	39,948	40,983

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2006	2007
	(In thousands)
Operating activities
Net income	$62,004	$75,784
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,935	11,560
Stock-based compensation expense	1,287	1,580
Gain on sale of equipment	(114)	(226)
Deferred income taxes	(4,590)	(173)
Changes in operating assets and liabilities:
Trade receivables, net	(7,514)	(11,868)
Inventories, net	4,542	(9,316)
Prepaids and other assets	(2,630)	979
Excess tax benefits of stock option exercises	(11,937)	(827)
Trade accounts payable and accrued expenses	12,775	(11,293)

Net cash provided by operating activities	64,758	56,200
Investing activities
Purchase of property, plant and equipment	(18,610)	(17,706)
Proceeds from sale of equipment	294	277

Net cash used in investing activities	(18,316)	(17,429)
Financing activities
Proceeds from long-term borrowings	206	—
Principal payments on long-term debt	(599)	(635)
Proceeds from exercise of stock options	13,214	894
Excess tax benefit-stock options	11,937	827

Net cash provided by financing activities	24,758	1,086
Effect of exchange rate changes on cash activities	(4,211)	(1,467)

Increase in cash and cash equivalents	66,989	38,390
Cash and cash equivalents at beginning of period	32,762	135,429

Cash and cash equivalents at end of period	$99,751	$173,819

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Principles of Consolidation

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”) designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides installation and reconditioning services and rents running tools for use in the installation and retrieval of its products.

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2006, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2007, the results of operations for each of the three and nine-month periods ended September 30, 2007 and 2006, and the cash flows for each of the nine-month periods ended September 30, 2007 and 2006. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Cash and cash equivalents

Short-term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents. The Company invests excess cash in mutual funds rated as the highest quality by nationally recognized rating agencies. The funds primarily invest in short-term money market instruments that blend top-tier, high quality U.S. dollar denominated obligations, which include commercial paper, certificates of deposit, master and promissory notes, municipal securities and repurchase agreements. The Company’s investment objectives include the provision of a high level of current income consistent with the preservation of capital and the maintenance of liquidity.

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $19.0 million and $17.7 million were recorded as of September 30, 2007 and 2006, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include primarily trade receivables. The Company grants credit to its customers, which operate primarily in the oil and gas industry. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential losses, and such losses have historically been within management’s expectations.

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

The following table provides comprehensive income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(In thousands)
Net income	$23,412	$27,624	$62,004	$75,784
Foreign currency translation adjustment	764	1,855	5,827	6,453

Comprehensive income	$24,176	$29,479	$67,831	$82,237

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(In thousands)		(In thousands)
Number of common shares outstanding at end of period	39,771	40,439	39,771	40,439
Effect of using weighted average common shares outstanding	(243)	(1)	(647)	(22)

Weighted average basic common shares outstanding	39,528	40,438	39,124	40,417
Dilutive effect of common stock options	854	566	824	566

Weighted average diluted common shares outstanding	40,382	41,004	39,948	40,983

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007, which are the years ended December 31, 2001, through 2006.

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

3.	Stock-Based Compensation and Stock Option Awards

During the three and nine months ended September 30, 2007, the Company recognized $534,000 and $1,580,000, respectively, of compensation expense compared to $434,000 and $1,287,000, respectively, for the three and nine months ended September 30, 2006. Compensation expense is reported as selling, general and administrative expense, in the accompanying condensed consolidated statements of income. During the three and nine months ended September 30, 2007 and 2006, there were no stock options granted. On October 26, 2007, the Nominating, Governance and Compensation Committee of the board of directors of the Company granted options to purchase an aggregate of 256,284 shares of Common Stock pursuant to the 2004 Plan to certain officers and employees of the Company. Refer to Note 12 of the Company’s 2006 Form 10-K for additional information regarding stock-based compensation plans.

4.	Inventories

Inventories consist of the following:

	December 31, 2006	September 30, 2007
	(In thousands)
Raw materials and supplies	$40,861	$40,379
Work in progress	35,624	46,783
Finished goods	102,891	107,800

	179,376	194,962
Less: allowance for obsolete and excess inventory	(16,873)	(19,022)

	$162,503	$175,940

5.	Geographic Areas

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(In thousands)		(In thousands)
Revenues:
Western Hemisphere:
Products	$54,245	$49,786	$137,624	$144,903
Services	9,387	9,994	25,434	29,297
Intercompany	18,193	13,315	54,242	49,522

Total	$81,825	$73,095	$217,300	$223,722

Eastern Hemisphere
Products	$31,371	$40,308	$96,769	$110,988
Services	9,158	9,891	23,174	23,685
Intercompany	545	683	2,822	1,965

Total	$41,074	$50,882	$122,765	$136,638

Asia – Pacific
Products	$12,215	$18,893	$35,922	$49,278
Services	1,391	1,551	5,518	4,655
Intercompany	2,138	904	4,297	5,420

Total	$15,744	$21,348	$45,737	$59,353

Summary
Products	$97,831	$108,987	$270,315	$305,169
Services	19,936	21,436	54,126	57,637
Intercompany	20,876	14,902	61,361	56,907
Eliminations	(20,876)	(14,902)	(61,361)	(56,907)

Total	$117,767	$130,423	$324,441	$362,806

Income before income taxes:
Western Hemisphere	$25,631	$18,382	$58,411	$59,705
Eastern Hemisphere	8,132	8,661	24,702	22,201
Asia – Pacific	5,329	8,226	17,197	22,452
Eliminations	(4,991)	3,653	(10,232)	3,726

Total	$34,101	$38,922	$90,078	$108,084

	December 31, 2006	September 30, 2007
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$110,452	$121,303
Eastern Hemisphere	30,782	29,824
Asia – Pacific	10,557	11,035
Eliminations	(21,911)	(23,302)

Total	$129,880	$138,860

	December 31, 2006	September 30, 2007
	(In thousands)
Total Assets:
Western Hemisphere	$368,709	$446,826
Eastern Hemisphere	181,146	170,407
Asia – Pacific	57,760	63,841
Eliminations	(12,680)	(10,196)

Total	$594,935	$670,878

6.	Common Stock

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

7.	Stockholders’ Equity

The Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C. dated as of October 17, 1997 (the “Rights Plan”) included one Right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock for each share of common stock. On October 17, 2007, the Rights Plan and the rights issued thereunder expired by their terms. No shares of the Series A Preferred Stock were issued or outstanding.

8.	Commitments and Contingencies

In August 2007, our Brazilian subsidiary was served with assessments collectively valued at approximately $12.8 million from the State of Rio de Janeiro, Brazil, to collect a state tax on the importation of goods. We believe that our subsidiary is not liable for the taxes and plan to vigorously contest the assessments in the Brazilian administrative and judicial systems. At this time, the ultimate disposition of this matter is not determinable and therefore, it is not possible to accurately estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on the Company’s financial position.

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

Overview

Dril-Quip designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environment and severe service applications. The Company designs and manufactures subsea equipment, surface equipment and offshore rig equipment for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products.

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides installation and reconditioning services as well as rental of running tools for installation and retrieval of its products. For the nine months ended September 30, 2007 and 2006, the Company derived 84% and 83%, respectively, of its revenues from the sale of its products and 16% and 17%, respectively, of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales normally generate increased revenues from installation services and rental of running tools. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first nine months of 2007, 14 projects representing approximately 17% of the Company’s revenues were accounted for using percentage-of-completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The Company has substantial international operations, with approximately 67% and 64% of its revenues derived from foreign sales for each of the three-month periods ended September 30, 2007 and 2006, respectively, and 66% and 63% for the nine months ended September 30, 2007 and 2006, respectively.

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

Income Tax Provision.    Dril-Quip’s effective tax rate has historically been lower than the statutory rate primarily due to foreign income tax rate differentials.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenues:
Product Group	83.1%	83.6%	83.3%	84.1%
Service Group	16.9	16.4	16.7	15.9

Total	100.0	100.0	100.0	100.0
Cost of sales	57.4	58.2	58.1	57.4
Selling, general and administrative expenses	10.5	9.0	10.1	9.9
Engineering and product development expenses	4.0	4.6	4.5	4.5

Operating income	28.1	28.2	27.3	28.2
Interest income	1.0	1.7	0.6	1.7
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)

Income before income taxes	29.0	29.8	27.8	29.8
Income tax provision	9.1	8.6	8.7	8.9

Net income	19.9%	21.2%	19.1%	20.9%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.

Revenues.    Revenues increased by $12.6 million, or approximately 10.7%, to $130.4 million in the three months ended September 30, 2007 from $117.8 million in the three months ended September 30, 2006. The net increase resulted primarily from increased product revenues in the Eastern Hemisphere and Asia-Pacific of $8.9 million, and $6.7 million, respectively which was slightly offset by a decrease in the Western Hemisphere of $4.5 million. The Western Hemisphere decrease was primarily due to lower sales in the Gulf of Mexico. Service revenues increased by approximately $1.5 million. In general, the increase in revenues resulted from increased demand for the Company’s products and services realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore.

Cost of Sales.    Cost of sales increased by $8.3 million, or approximately 12.3%, to $75.9 million for the three months ended September 30, 2007 from $67.6 million for the same period in 2006. As a percentage of revenues, cost of sales were approximately 58.2% and 57.4% for the three-month period ended September 30, 2007 and 2006, respectively. The increase in cost of sales as a percentage of revenues resulted primarily from changes in product mix.

Selling, General and Administrative Expenses.    For the three months ended September 30, 2007, selling, general and administrative expenses decreased by approximately $500,000, or approximately 4.1%, to $11.8 million from $12.3 million in the 2006 period. This decrease was primarily due to foreign currency transaction gains which totaled $1.4 million for the three months ended September 30, 2007 compared to losses of approximately $240,000 for the same period in 2006. These gains were offset by increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance, and increased legal and professional fees. Selling, general and administrative expenses as a percentage of revenues decreased from 10.5% in 2006 to 9.0% in 2007.

Engineering and Product Development Expenses.    For the three months ended September 30, 2007, engineering and product development expenses increased by approximately $1.2 million, or 25%, to $6.0 million from $4.8 million in the same period of 2006. This increase was primarily due to an increase in personnel and associated operating expenses needed to meet the engineering requirements of an increased number of larger and more complex projects that have relatively longer engineering and manufacturing time frames. Engineering and product development expenses as a percentage of revenues increased from 4.0% in 2006 to 4.6% in 2007.

Interest Income.    Interest income for the three months ended September 30, 2007 was approximately $2.3 million as compared to $1.1 million for the three-month period ended September 30, 2006. This increase was due to interest earned on short-term investments resulting from cash flows generated.

Interest expense.    Interest expense for the three months ended September 30, 2007 was $98,000 compared to approximately $131,000 for the same period in 2006.

Income tax provision.    Income tax expense for the three months ended September 30, 2007 was $11.3 million on income before taxes of $38.9 million, resulting in an effective income tax rate of approximately 29%. Income tax expense for the three months ended September 30, 2006 was $10.7 million on income before taxes of $34.1 million, resulting in an effective tax rate of approximately 31%. The decrease in the effective tax rate was due to increased tax benefits for manufacturing companies located in the United States.

Net Income.    Net income was approximately $27.6 million for the three months ended September 30, 2007 and $23.4 million for the same period in 2006, for the reasons set forth above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.

Revenues.    Revenues increased by $38.4 million, or approximately 11.8%, to $362.8 million in the nine months ended September 30, 2007 from $324.4 million in the nine months ended September 30, 2006. The net increase resulted primarily from increased product revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $7.3 million, $14.2 million and $13.4 million, respectively. Service revenues increased by approximately $3.5 million from increased service revenues in the Western Hemisphere and Eastern Hemisphere of $3.9 million and $500,000, respectively, which was partially offset by a decrease in Asia-Pacific of $900,000. In general, the increase in revenues resulted from increased demand for the Company’s products realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore. The increase in service revenues is essentially a result of the increase in product sales.

Cost of Sales.    Cost of sales increased by $19.4 million, or approximately 10.3%, to $208.1 million for the nine months ended September 30, 2007 from $188.7 million for the same period in 2006. As a percentage of revenues, cost of sales were approximately 57.4% and 58.1% for the nine-month periods ending September 30, 2007 and 2006, respectively. The reduction in cost of sales as a percentage of revenues resulted primarily from changes in product mix.

Selling, General and Administrative Expenses.    For the nine months ended September 30, 2007, selling, general and administrative expenses increased by approximately $3.2 million, or 9.8%, to $35.9 million from $32.7 million in the 2006 period. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance and increases in legal and professional fees. In addition, the Company experienced approximately $2.0 million in pre-tax foreign currency transaction gains for the nine months ended September 30, 2007 and 2006. Selling, general and administrative expenses as a percentage of revenues decreased from 10.1% in 2006 to 9.9% in 2007.

Engineering and Product Development Expenses. For the nine months ended September 30, 2007, engineering and product development expenses increased by $2.0 million, or approximately 13.8%, to approximately $16.5 million from $14.5 million in the same period of 2006. This increase was due primarily to an increase in personnel and associated operating expenses. Engineering and product development expenses as a percentage of revenues remained constant at 4.5% in the nine months ended September 30, 2007 and 2006.

Interest Income.    Interest income for the nine months ended September 30, 2007 was $6.0 million as compared to $2.0 million for the nine-month period ended September 30, 2006. This increase is due to interest earned on short-term investments resulting from cash flows generated.

Interest Expense.    Interest expense for the nine months ended September 30, 2007 was $256,000 compared to $574,000 for the same period in 2006.

Income tax provision.    Income tax expense for the nine months ended September 30, 2007 was $32.3 million on income before taxes of $108.1 million, resulting in an effective income tax rate of approximately 30%. Income tax expense for the nine months ended September 30, 2006 was $28.1 million on income before taxes of $90.1 million, resulting in an effective income tax rate of approximately 31%. This decrease in the effective tax rate reflects a reduction in tax rates in the Asia-Pacific region and increased tax benefits for manufacturing companies located in the United States of America.

Net Income.    Net income was approximately $75.8 million for the nine months ended September 30, 2007 and $62.0 million for the same period in 2006, for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional rental of running tools and (ii) to fund working capital. Historically, the Company’s principal sources of funds have been cash flows from operations and bank indebtedness.

Net cash provided by operating activities was approximately $56.2 million and $64.8 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in cash flow from operating activities is principally due to increases in inventory levels partially offset by higher net income.

Capital expenditures by the Company were $17.7 million and $18.6 million for the nine months ended September 30, 2007 and 2006, respectively. The expenditures in each period were primarily for facilities, machinery and costs associated with running tools. Principal payments on long term debt were $635,000 for the nine month period ended September 30, 2007 versus principal payments of $599,000 on long-term debt and for the same period in 2006. There were no additional long-term borrowings during the nine months ended September 30, 2007 compared to $206,000 for the same period in 2006.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $10 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. As of September 30, 2007, the Company had no borrowings under this facility and was in compliance with all loan covenants.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $8.2 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 5.75% at September 30, 2007, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at September 30, 2007 was approximately U.S. $2.9 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

The Company believes that cash generated from operations plus cash on hand and its current line of credit will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements in 2007. However, any significant future declines in hydrocarbon prices could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be available and more than adequate to meet such requirements.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting policies. During the nine months ended September 30, 2007 there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could be subject to market risks inherent to such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and to a lesser extent, the Brazilian real. The Company experienced pre-tax foreign currency gains of approximately $1.4 million and $2.0 million during the three and nine month periods ended September 30, 2007, respectively, compared to $242,000 pre-tax foreign currency loss and $2.0 million pre-tax foreign currency gain for the three and nine month periods ended September 30, 2006, respectively. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the September 30, 2007 balance of approximately $2.9 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $29,000, or $7,250 per quarter.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 30 of the 2006 Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 8 to the condensed consolidated financial statements included in Item 1 of Part I above, as well as “Legal Proceedings” in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond Dril-Quip’s control. You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

•	future operating results and cash flow;

•	scheduled, budgeted and other future capital expenditures;

•	working capital requirements;

•	the availability of expected sources of liquidity;

•	the introduction into the market of the Company’s future products;

•	the market for the Company’s existing and future products;

•	the Company’s ability to develop new applications for its technologies;

•	the exploration, development and production activities of the Company’s customers;

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

•	effects of pending legal and administrative proceedings; and

•	future operations, financial results, business plans and cash needs.

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

Item 6.

The following exhibits are filed herewith:

Exhibit No.		Description

*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.1	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.2	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.3	—	Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C., as rights agent (Incorporated herein by reference to Exhibit 4.3 to the Company’s registration Statement on Form S-1 (Registration No. 333-33447)).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

31.3	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Larry E. Reimert.

32.2	—	Section 1350 Certification of Gary D. Smith.

32.3	—	Section 1350 Certification of J. Mike Walker.

32.4	—	Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/S/ JERRY M. BROOKS
Jerry M. Brooks,
Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory

Date: November 8, 2007