Form 10-K
period 2007-12-31
DRIL-QUIP INC
filed 2008-02-29
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2007, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,285,000,000 based on the closing price of such stock on such date of $44.95.

At February 25, 2008, the number of shares outstanding of registrant’s Common Stock was 40,798,213.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Dril-Quip, Inc. (the “Company” or “Dril-Quip”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

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

General

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides installation and reconditioning services and rents running tools for use with the installation and retrieval of its products.

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

The Company’s operations are organized into three geographic segments: Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three headquarter locations as well as Macae,

Brazil. The Company maintains additional facilities for fabrication and/or reconditioning in Norway, Denmark, and Australia. The Company’s manufacturing operations are vertically integrated, allowing it to perform substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; and Dril-Quip do Brasil LTDA (DQB), located in Macae, Brazil. Dril-Quip (Nigeria) Ltd. is located in Port Harcourt, Nigeria and Dril-Quip Egypt for Petroleum Services S.A.E. is located in Alexandria, Egypt. Both are wholly owned subsidiaries of DQE. For additional discussion of our geographic segments, please see note 11 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.”

Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2007, the Company generated approximately 69% of its revenues from foreign sales compared to 65% and 66% in 2006 and 2005, respectively.

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

The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such reports with, or furnishes them to, the Securities and Exchange Commission (“SEC”). The Company’s website address is www.dril-quip.com. Except to the extent explicitly stated herein, documents and information on the Company’s website are not incorporated by reference herein. Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information concerning the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports we file with the SEC.

Additionally, the Company makes available free of charge on its internet website:

•	its Code of Business Conduct and Ethical Practices,

•	its Corporate Governance Guidelines,

•	its Nominating, Governance, and Compensation Committee Charter, and

•	its Audit Committee Charter.

Any stockholder who so requests may obtain a printed copy of any of these documents from the Company. Changes in or waivers to our Code of Business Conduct and Ethical Practices involving directors and executive officers of the Company will be posted on our website within five business days and maintained for at least twelve months.

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

High oil and gas prices from 2005 through 2007 have resulted in oil operators increasing capital spending for both exploration and development programs. As various geopolitical issues have limited the ability of oil and gas companies to invest in areas such as Russia and the Middle East, an increasing amount of this capital spending has been in the deepwater areas in which the Company operates. However, any significant future declines in oil and gas prices could have a material adverse effect on the Company’s results of operations. There can be no assurance that the current oil price levels will lead to increases in exploration and development activity or that demand for the Company’s products and services will reflect such increases, if any.

Products and Services

Products

Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. The Company derived approximately 84%, 84% and 85% of its revenues from the sale of its products in 2007, 2006 and 2005, respectively. The Company’s products are used to explore for oil and gas on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, TLPs, Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers (called tension legs). A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter that is anchored in place (like a Spar buoy). FPSOs are floating production, storage and offloading monohull moored vessels.

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

Certain products of the Company are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. See “Item 1A. Risk Factors—Our business involves numerous operating hazards that may not be covered by insurance.” The occurrence of an event not fully covered by insurance could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Services

Services provided by Dril-Quip include field installation services, reconditioning of its products which are customer-owned, and rental running tools for installation and retrieval of its products. These services are provided from the Company’s worldwide locations and represented approximately 16%, 16% and 15% of revenues in 2007, 2006 and 2005, respectively.

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

The Company’s manufacturing process is vertically integrated, producing in house, a majority of its forging requirements and essentially all of its heat treatment, machining, fabrication, inspection, assembly and testing. The Company’s primary raw material is cast steel ingots, from which it produces steel shaped forgings at its forging and heat treatment facility. The Company routinely purchases steel ingots from approximately four suppliers on a purchase order basis and does not have any long-term supply contracts. The Company’s Houston facility provides forgings and heat treatment for its Aberdeen and Singapore facilities. The Company’s major competitors depend on outside sources for all or a substantial portion of their forging and heat treatment requirements. The Company has made significant capital investments in developing its vertically integrated manufacturing capability. Prolonged periods of low demand in the market for offshore drilling and production equipment could have a greater effect on the Company than on certain of its competitors that have not made large capital investments in facilities.

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

Customers

The Company’s principal customers are major integrated, large independent and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a minor customer base. The Company’s customers are generally oil and gas companies that are well-known participants in offshore exploration and production.

The Company is not dependent on any one customer or group of customers. In 2006, the Company’s top 15 customers represented approximately 61% of total revenues, with no customer accounting for more than 10% of the Company’s total revenues. In 2007, the Company’s top 15 customers represented approximately 51% of total revenues, with no customer accounting for more than 10% of the Company’s total revenues. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to offshore exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

Backlog

Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $429 million at December 31, 2007, an increase of $93 million or 28% over the backlog of

$336 million at December 31, 2006. This increase in backlog is primarily due to improving worldwide market conditions resulting in increased demand for the Company’s products. The Company expects to fill approximately 70% of the December 31, 2007 backlog by December 31, 2008. The remaining backlog at December 31, 2007 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. The Company can give no assurance that backlog will remain at current levels. Sales of the Company’s products are affected by prices for oil and natural gas, which fluctuated significantly between 2005 and 2007. Significant future declines in oil and natural gas prices could reduce new customer orders, which would cause the Company’s backlog to decline. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have not been significant to the Company’s overall operating results.

Marketing and Sales

Dril-Quip markets its products and services throughout the world directly through its sales personnel in two domestic and fifteen international locations. In addition, in certain foreign markets where the Company does not maintain offices, it utilizes independent sales representatives to enhance its marketing and sales efforts. Some of the locations in which Dril-Quip has sales representatives are India, Canada, Mexico, the Philippines, Brazil, Indonesia, Malaysia, China, Japan, and the Middle East. Although they do not have authority to contractually bind the Company, these representatives market the Company’s products in their respective territories in return for sales commissions. The Company also advertises its products and services in trade and technical publications targeted to its customer base. The Company also participates in industry conferences and trade shows to enhance industry awareness of its products.

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

A portion of the Company’s business consists of designing, manufacturing, selling and installing equipment for major projects pursuant to competitive bids, and the number of such projects in any year fluctuates. The Company’s profitability on such projects is critically dependent on making accurate and cost effective bids and performing efficiently in accordance with bid specifications. Various factors can adversely affect the Company’s performance on individual projects, with potential material adverse effects on project profitability.

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

The Company has continually introduced new products and product enhancements since its founding in 1981. In the 1990s, the Company introduced a series of new products, including diverters, wellhead connectors, SingleBoreTM subsea trees, improved severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling risers and TLP and Spar production riser systems. In 2005, Dril-Quip introduced three new product lines: liner hangers, subsea control systems and subsea manifolds.

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

Dril-Quip has numerous U.S. registered trademarks, including Dril-Quip®, Quik-Thread®, Quick-Stab®, Multi-Thread® , MS-15®, SS-15®, SS-10® and SU-90®. The Company has registered its trademarks in the countries where such registration is deemed material.

Although in the aggregate the Company’s patents and trademarks are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except the Dril-Quip® trademark. At December 31, 2007, the Company held 79 U.S. patents and 182 foreign patents. The Company also relies on trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to the Company’s trade secrets.

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

Employees

The total number of the Company’s employees as of December 31, 2007 was 1,890. Of these, 1,124 were located in the United States. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

Governmental Regulations

Many aspects of the Company’s operations are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to oilfield operations, worker safety and the protection of the environment. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company’s operations by limiting demand for the Company’s products. See “Item 1A. Risk Factors—Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”

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

Our principal stockholders, Larry E. Reimert, Gary D. Smith and J. Mike Walker and certain entities they control, beneficially own approximately 24% of our common stock and are able to exert significant control over us. The collective ownership of Messrs. Reimert, Smith and Walker may have the effect of delaying or preventing a change of control. In addition, our principal stockholders are generally not prohibited from selling their interest in us to a third party.

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

Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

•	worldwide economic activity;

•	the level of exploration and production activity;

•	interest rates and the cost of capital;

•	environmental regulation;

•	federal, state and foreign policies regarding exploration and development of oil and gas;

•	the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;

•	the cost of exploring and producing oil and gas;

•	the cost of developing alternative energy sources;

•	the sale and expiration dates of offshore leases in the United States and overseas;

•	the discovery rate of new oil and gas reserves in offshore areas;

•	technological advances; and

•	weather conditions.

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

We have substantial international operations, with approximately 69%, 65% and 66%, respectively, of our revenues derived from foreign sales in each of 2007, 2006 and 2005. We operate our business and market our products and services in all of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

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

As a result of our international operations, we are subject to taxation in many jurisdictions. Therefore, the final determination of our tax liabilities involves the interpretation of the statutes and requirements of taxing authorities worldwide. Foreign income tax returns of foreign subsidiaries and related entities are routinely examined by foreign tax authorities. These tax examinations may result in assessments of additional taxes or penalties or both.

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

These variations and the risks inherent in our projects may result in reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance could have a material adverse impact on our operating results.

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

Our ability to compete effectively will also depend on our ability to continue to obtain patents on our proprietary technology and products. As of December 31, 2007 we held 79 U.S. patents and 182 foreign patents. Although we do not consider any single patent to be material to our business as a whole, the inability to protect our future innovations through patents could have a material adverse effect.

We may be required to recognize a charge against current earnings because of percentage-of-completion accounting.

Revenues and profits on long-term project contracts are recognized on a percentage-of-completion method based on the ratio of costs incurred to the total estimated costs. Accordingly, purchase order price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we would have to recognize a charge against current earnings, which could be significant depending on the size of the project or the adjustment.

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

In addition, we depend on the demand for our products and services from the oil and gas industry. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect our operations by limiting demand for our products. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

Our principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a portion of our customer base. In 2006, our top 15 customers represented approximately 61% of total revenues, with no customer accounting for more than 10% of our total revenues. In 2007, our top 15 customers represented approximately 51% of total revenues, with no customer accounting for more than 10% of our total revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Major Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas
—Hempstead Highway	175,000	15.0	Owned
	21,000	—	Leased (offices)
—N. Eldridge Parkway	910,500	218.0	Owned
Aberdeen, Scotland	158,000	14.6	Owned
Singapore	56,000	—	Owned
	—	14.7	Leased

Dril-Quip’s manufacturing facilities in Houston and Aberdeen are capable of manufacturing each of its products, and the facility in Singapore is capable of manufacturing most of the Company’s established products. The Houston facility at Eldridge produces in-house a majority of the Company’s forging requirements and essentially all of the Company’s heat treatment.

Sales, Service and Reconditioning Facilities

Location(1)	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
New Orleans, Louisiana	2,300	—	Sales/Service
Great Yarmouth, England	1,300	0.4	Sales/Service
Beverwijk, Holland	5,200	0.4	Sales/Warehouse
Perth, Australia	1,400	—	Sales/Service
Darwin, Australia	4,100	1.0	Service/Warehouse
Stavanger, Norway	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,400	1.2	Sales/Service/Reconditioning/Warehouse
Macae, Brazil	83,600	10.0	Sales/Service/Reconditioning/Warehouse/Fabrication
Port Harcourt, Nigeria	8,300	0.5	Sales/Service/Reconditioning/Warehouse/Fabrication
Tianjin, China	12,000	—	Service/Reconditioning/Warehouse
Paris, France	500	—	Sales
Cairo, Egypt	6,400	—	Sales/Service/Reconditioning/Warehouse

(1)	All facilities are leased except Stavanger, Norway and Macae, Brazil which are owned.

The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen and Singapore.

Item 3.	Legal Proceedings

On December 1, 2006, Cameron International Corporation (“Cameron”) filed a patent infringement suit against the Company in the United States District Court for the District of Delaware. The complaint asserts that the Company has infringed and continues to infringe on certain of Cameron’s patents related to horizontal spool tree technology. The Company denies any liability. To date, the Company has not sold any horizontal spool trees. Cameron seeks injunctive relief and unspecified damages, including attorneys’ fees. Although no assurance can be given with respect to the ultimate outcome of this matter, in the opinion of management the ultimate liability with respect thereto will not have a material adverse effect on the Company’s operations, financial position or cash flows.

In August 2007, our Brazilian subsidiary was served with assessments collectively valued at approximately $12.8 million from the State of Rio de Janiero, Brazil, to collect a state tax on the importation of goods. We believe that our subsidiary is not liable for the taxes and plan to vigorously contest the assessments in the Brazilian administrative and judicial systems. At this time, the ultimate disposition of this matter cannot presently be determined and therefore, it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on the Company’s operations, financial position or cash flows.

The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management the ultimate liability with respect thereto will not have a material adverse effect on the Company’s operations, financial position or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2007.

Item S-K 401(b).     Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of February 28, 2008) and positions of the Company’s executive officers:

Name	Age	Position
Larry E. Reimert	60	Co-Chairman of the Board and Co-Chief Executive Officer
Gary D. Smith	65	Co-Chairman of the Board and Co-Chief Executive Officer
J. Mike Walker	64	Co-Chairman of the Board and Co-Chief Executive Officer
Jerry M. Brooks	56	Chief Financial Officer

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

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the New York Stock Exchange for the indicated quarters of fiscal 2006 and 2007. Share prices have been adjusted for the two-for-one common stock split effective October 5, 2006.

	Sales Price ($)
	2006		2007
Quarter Ended	High	Low	High	Low
March 31	36.68	24.07	44.45	32.85
June 30	45.02	32.82	52.92	42.64
September 30	44.06	29.76	50.27	37.55
December 31	44.68	30.31	63.49	48.77

There were approximately 43 stockholders of record of the Company’s Common Stock as of February 20, 2008. This number does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

The Company has not paid any dividends in the past. The Company currently intends to retain any earnings for the future operation and development of its business and does not currently anticipate paying any dividends in the foreseeable future. The Board of Directors will review this policy on a regular basis in light of the Company’s earnings, financial condition and market opportunities.

Information concerning securities authorized for issuance under equity compensation plans is included in Note 12 of the Notes to Consolidated Financial Statements.

Repurchases of Equity Securities

During the year ended December 31, 2007, none of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act were purchased by or on behalf of the Company or any of the Company’s “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

	Year ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$219,498	$221,586	$340,829	$442,742	$495,557
Cost of sales	157,988	153,433	229,849	256,688	285,281
Selling, general and administrative expenses	29,039	32,749	40,916	44,085	49,313
Engineering and product development expenses	16,525	17,090	20,867	19,559	22,578
Special items	1,400	—	—	—	—

	204,952	203,272	291,632	320,332	357,172

Operating income	14,546	18,314	49,197	122,410	138,385
Interest income	91	167	258	3,632	8,275
Interest expense	(1,650)	(1,267)	(2,045)	(669)	(370)

Income before income taxes	12,987	17,214	47,410	125,373	146,290
Income tax provision	4,036	4,741	14,843	38,482	38,349

Net income	$8,951	$12,473	$32,567	$86,891	$107,941

Earnings per common share:
Basic	$0.26	$0.36	$0.92	$2.21	$2.67
Diluted	$0.26	$0.36	$0.90	$2.15	$2.63
Weighted average common shares outstanding:
Basic	34,586	34,590	35,276	39,340	40,447
Diluted	34,586	34,740	36,206	40,342	41,007

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$26,965	$25,338	$(16,889)	$93,482	$82,663
Net cash used in investing activities	(2,470)	(16,845)	(19,206)	(23,290)	(24,854)
Net cash provided by (used in) financing activities	(16,396)	(10,840)	62,961	36,851	10,160

Other Data:
Depreciation and amortization	$10,558	$11,779	$13,426	$15,087	$15,653
Capital expenditures	8,328	17,061	20,557	24,133	25,208

	December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Balance Sheet Data:
Working capital	$135,924	$137,716	$220,892	$347,250	$454,192
Total assets	278,181	303,565	428,262	594,935	699,822
Total debt	39,608	29,072	3,847	3,720	2,911
Total stockholders’ equity	199,647	216,363	329,462	467,497	592,495

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

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position, results of operations and cash flows during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto presented elsewhere in this Report.

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

High oil and gas prices from 2005 through 2007 have resulted in oil operators increasing capital spending for both exploration and development programs. As various geopolitical issues have limited the ability of oil and gas companies to invest in areas such as Russia and the Middle East, an increasing amount of this capital spending has been in the deepwater areas in which the Company operates. However, any significant future declines in oil and gas prices could have a material adverse effect on the Company’s results of operations. There can be no assurance that the current oil price levels will lead to increases in exploration and development activity or that demand for the Company’s products and services will reflect such increases, if any.

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

Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides installation and reconditioning services as well as rental of running tools for installation and retrieval of its products. In 2007, the Company derived 84% of its revenues from the sale of its products and 16% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales normally generate increased revenues from installation services and rental of running tools. The Company has substantial international operations, with approximately 66%, 65% and 69% of its revenues derived from foreign sales in 2005, 2006 and 2007, respectively. On the basis of revenues generated, approximately 65%, 66% and 62% of all products sold were manufactured in the United States during 2005, 2006 and 2007, respectively.

Generally, the Company attempts to raise its prices as its costs increase. However, the actual pricing of the Company’s products and services is impacted by a number of factors, including competitive pricing pressure, the level of utilized capacity in the oil service sector, maintenance of market share, the introduction of new products and general market conditions.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. During 2007, 16 projects representing approximately 19% of the Company’s revenue were accounted for using percentage-of-completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against earnings because of percentage-of-completion accounting.”

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2005	2006	2007
Revenues:
Product Group	85.5%	84.1%	84.3%
Service Group	14.5	15.9	15.7

Total	100.0	100.0	100.0
Cost of sales	67.4	57.9	57.6
Selling, general and administrative expenses	12.1	10.0	9.9
Engineering and product development expenses	6.1	4.4	4.6

Operating income	14.4	27.7	27.9
Interest income	0.1	0.8	1.7
Interest expense	(0.6)	(0.2)	(0.1)

Income before income taxes	13.9	28.3	29.5
Income tax provision	4.3	8.7	7.7

Net income	9.6%	19.6%	21.8%

Year ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues. Revenues increased by $52.9 million, or approximately 11.9%, to $495.6 million in 2007 from $442.7 million in 2006. The increase resulted primarily from increased product revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $12.7 million, $12.3 million and $20.5 million, respectively. Service revenues increased by approximately $7.4 million from increased service revenues in the Western Hemisphere of $5.0 million and Eastern Hemisphere of $3.7 million and slightly offset by a decrease in Asia-Pacific of $1.3 million. In general, the increase in revenues resulted from increased demand for the Company’s products realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore. The increase in service revenues is essentially a result of the increase in product sales. As product revenues increase, the demand for installation services is greater and the rental of running tools also increases.

Cost of Sales. Cost of sales increased by $28.6 million, or approximately 11.1%, to $285.3 million for 2007 from $256.7 million for the same period in 2006. As a percentage of revenues, cost of sales were approximately 57.6% in 2007 and 57.9% in 2006. The reduction in cost of sales as a percentage of revenues resulted primarily from changes in product mix.

Selling, General and Administrative Expenses. For 2007, selling, general and administrative expenses increased by approximately $5.2 million, or 11.8%, to $49.3 million from $44.1 million in 2006. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance and increases in legal and professional fees. The Company experienced approximately $3.0 million in pre-tax foreign currency transaction gains during 2007 versus approximately $2.2 million in pre-tax foreign currency transaction gains during 2006. Selling, general and administrative expenses as a percentage of revenues was 10.0% in 2006 and 9.9% in 2007.

Engineering and Product Development Expenses. For 2007, engineering and product development expenses increased by $3.0 million, or approximately 15.3%, to approximately $22.6 million from $19.6 million in 2006. This increase was due primarily to an increase in personnel and associated operating expenses. Engineering and product development expenses as a percentage of revenues increased from 4.4% in 2006 to 4.6% in 2007.

Interest Income. Interest income for 2007 was $8.3 million as compared to $3.6 million in 2006. The increase was due to interest earned on short-term investments resulting from excess cash flows generated.

Interest expense. Interest expense for 2007 was $370,000 compared to $669,000 in 2006. This decrease was due to the partial pay down of long-term debt and a reduction in commitment fee expenses related to the Company’s unsecured revolving line of credit.

Income tax provision. Income tax expense for 2007 was $38.3 million on income before taxes of $146.3 million, resulting in an effective income tax rate of approximately 26.2%. Income tax expense in 2006 was $38.5 million on income before taxes of $125.4 million, resulting in an effective tax rate of approximately 30.7%. This decrease in the effective tax rate reflects a reduction in foreign tax rates resulting from a foreign development tax incentive and increased tax benefits for manufacturing companies located in the United States of America.

Net Income. Net income was approximately $107.9 million in 2007 and $86.9 million in 2006, for the reasons set forth above.

Year ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. Revenues increased by $101.9 million, or approximately 29.9%, to $442.7 million in 2006 from $340.8 million in 2005. The increase resulted primarily from increased product revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $45.5 million, $22.5 million and $13.2 million, respectively. Service revenues increased by approximately $20.7 million with increased service revenues in the Western Hemisphere of $5.2 million, Eastern Hemisphere of $11.2 million and Asia-Pacific of $4.3 million. In general, the increase in revenues resulted from increased demand for the Company’s products realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore. The increase in service revenues is essentially a result of the increase in product sales. As product revenues increase, the demand for installation services is greater and the rental of running tools also increases.

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

Selling, General and Administrative Expenses. For 2006, selling, general and administrative expenses increased by approximately $3.2 million, or 7.7%, to $44.1 million from $40.9 million in 2005. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance and the Company’s implementation of SFAS No. 123(R). The Company experienced approximately $2.2 million in foreign currency transaction gains during 2006 versus approximately $767,000 in foreign currency transaction losses during 2005. Selling, general and administrative expenses as a percentage of revenues declined from 12.1% in 2005 to 10.0% in 2006.

Engineering and Product Development Expenses. For 2006, engineering and product development expenses decreased by $1.3 million, or approximately 6.3%, to $19.6 million from $20.9 million in 2005. This decrease was primarily due to a reduction in engineering requirements. Engineering and product development expenses as a percentage of revenues declined from 6.1% in 2005 to 4.4% in 2006.

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

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. Historically, the Company’s principal sources of funds have been cash flows from operations and bank indebtedness. In December 2005, the Company sold 1.5 million shares of common stock which resulted in proceeds to the Company, before expenses, of $74,880,000.

Net cash used in operating activities was $16.9 million in 2005. Net cash provided by operating activities was $93.5 million in 2006 and $82.7 million in 2007. During 2006 and 2007, net cash provided by operating activities resulted primarily from increases in net income and depreciation and amortization offset by changes in operating assets and liabilities.

Capital expenditures by the Company were $20.6 million, $24.1 million and $25.2 million in 2005, 2006 and 2007, respectively. Capital expenditures in 2006 and 2007 included expanding manufacturing facilities in the Western Hemisphere and increased expenditures on machinery and equipment and running tools due to expanded operations. Capital expenditure increases during 2005 were primarily due to expenditures related to the expansion of the Company’s Houston forging facility as well as costs associated with running tools and equipment needed in the development and marketing of the Company’s new liner hanger and subsea controls product lines. Principal payments on long-term debt were approximately $24.9 million, $800,000 and $900,000 in 2005, 2006 and 2007, respectively. The reduction in long-term debt during 2005 on the Company’s revolving line of credit was due primarily to net cash provided by the sale of 1.5 million shares of common stock in the fourth quarter of 2005.

The following table presents long-term contractual obligations of the Company and the related payments, excluding the effects of interest, due in total and by year as of December 31, 2007:

	Payments due by year
Contractual Obligations	2008	2009	2010	2011	2012	After 2012	Total
	(In thousands)
Long-term debt maturities	$857	$856	$858	$309	$31	$—	$2,911
Operating lease obligations (1)	1,242	558	329	18,804	2,878	2,165	25,976
Estimated interest payments (2)	162	109	55	11	8	—	345

Total	$2,261	$1,523	$1,242	$19,124	$2,917	$2,165	$29,232

(1)	Includes certain minimum lease obligations for investments in machinery, leasehold improvements and buildings.
(2)	Interest rates for leases were calculated using the interest portion of the lease payment. Interest payments for variable rate debt were calculated using the interest rate and exchange rate in effect at December 31, 2007.

At December 31, 2007 the Company had a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $10 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. As of December 31, 2006 and 2007, the Company had no borrowings under this facility and was in compliance with all loan covenants.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $8 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 5.5% at December 31, 2007, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at December 31, 2006 and 2007 was approximately U.S. $3.4 million and U.S. $2.7 million, respectively. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

In addition to the above, the Company has issued purchase orders in the ordinary course of business for the purchase of goods and services. These purchase orders are enforceable and legally binding. However, none of the Company’s purchase obligations call for deliveries of goods or services for time periods in excess of one year.

In October 2005, the Company filed with the SEC a universal shelf registration statement that, subject to the agreement on terms at the time of use and appropriate supplementation, allowed the Company to issue, in one or more offerings, up to $100 million of common stock, preferred stock, debt securities, warrants or a combination thereof. In December 2005, the Company issued $78 million in common stock (1.5 million shares, resulting in proceeds to the Company, before expenses, of $74.9 million.) At December 31, 2007, the Company had $22 million available under this shelf registration, subject to customary market terms and conditions.

The Company believes that cash generated from operations plus cash on hand and its current line of credit will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements in 2008. However, any significant future declines in hydrocarbon prices could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be available and adequate to meet such requirements.

Backlog

Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $429 million at December 31, 2007, an increase of $93 million or 28% over the backlog of $336 million at December 31, 2006. This increase in backlog is primarily due to improving worldwide market conditions resulting in increased demand for the Company’s products. The Company expects to fill approximately 70% of the December 31, 2007 backlog by December 31, 2008. The remaining backlog at December 31, 2007 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. The Company can give no assurance that backlog will remain at current levels. Sales of the Company’s products are affected by prices for oil and natural gas, which fluctuated significantly between 2005 and 2007. Significant future declines in oil and natural gas prices could reduce new customer orders, which would cause the Company’s backlog to decline. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

Geographic Segments

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America and Mexico; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations, as well as Macae, Brazil.

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

Currency Risk

Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling and, to a lesser extent the Brazilian real. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 2005, 2006 and 2007, the Company had, net of income taxes, a loss of approximately $527,000, a gain of $1,531,000 and a gain of approximately $2,184,000, respectively. The U.K. intercompany balances were converted to an intercompany loan at the end of September 2006. The gains in 2006 and 2007 were primarily due to large intercompany receivable balances due to the Company from its U.K. subsidiary, payments on the intercompany loans recorded at the historical rate, as well as the strengthening of the British pound sterling compared to the U.S. dollar. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. Historically, the Company has not conducted business in countries that limit repatriation of earnings. However, as the Company expands its international operations, it may begin operating in countries that have such limitations. Further, there can be no assurance that the countries in which the Company currently operates will not adopt policies limiting repatriation of earnings in the future. The Company also has significant investments in countries other than the United States, principally its manufacturing operations in Aberdeen, Scotland and, to a lesser extent, Singapore, Brazil and Norway. The functional currency of these foreign operations is the local currency except for Singapore, where the U.S. dollar is used. Financial statement assets and liabilities are translated at the end of the period exchange rates. Resulting translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flow.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of the consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes the following accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition. For the majority of the Company’s sales, revenue is recorded at the time the manufacturing process is complete and the products have been shipped to the consumer. For these sales, ownership is transferred to the customer at the time of shipment. Service revenues are recorded at the time the service is rendered. The Company uses the percentage-of-completion method on long-term project contracts. Long-term project contracts have the following characteristics:

•	The contracts call for products which are designed to customer specifications;

•	The structural design is unique and requires significant engineering and manufacturing efforts generally requiring more than one year in duration;

•	The contracts contain specific terms as to milestones, progress billings and delivery dates;

•	Product requirements cannot be filled directly from the Company’s standard inventory.

For each project, the Company prepares a detailed analysis of estimated costs, profit margin, completion date and risk factors that include availability of material, production efficiencies and other factors that may impact the project. On a quarterly basis, management reviews the progress of each contract, which may result in revisions of previous estimates, including revenue recognition. Historically, the Company’s estimates of total costs and costs to complete have approximated actual costs incurred to complete the project. However, there are many factors that may impact future estimates as discussed under “Item 1A. Risk Factors”.

Under the percentage-of-completion method revenue is recognized based on the percentage of costs incurred to date compared to total cost to complete. Losses, if any, are recorded in full in the period they become evident.

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within the following year. At December 31, 2007 and 2006, trade receivables included $18,129,000 and $12,925,000 of unbilled receivables, respectively. During 2007, 16 projects representing approximately 19% of the Company’s revenue were accounted for using percentage-of-completion accounting.

Inventories. Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs which are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $16.9 million and $19.2 million were recorded as of December 31, 2006 and

2007, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) replaces Statement No. 141, “Business Combinations”. The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS 141(R) on January 1, 2009 for acquisitions on or after this date.

In December 2007, the FASB issued FASB 160 “Noncontrolling Interest in Consolidated Financial Statements—an amendment to ARB No. 51” (“SFAS No. 160”) which establishes accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provision of SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. The Company does not believe the provisions pf this statement will materially effect the results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and loses on items for which the fair value option has been elected are reported in earnings. SFAS is effective for years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 and did not elect to apply the fair value method to any eligible assets or liabilities at that time.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007, which are the years ended December 31, 2001, through 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, “Fair Value Measurements” (or SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures under fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. We are currently evaluating the potential impact on our financial statements, if any, upon adoption of this standard.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions.

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

The Company uses a sensitivity analysis model to measure the impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would result in a decrease in revenues of approximately $22.1 million and a decrease in net income of approximately $7.1 million over this period. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the December 31, 2007 balance of approximately $2.7 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $27,000, or $6,750 per quarter.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

BDO Seidman, LLP, the independent registered public accounting firm, which audited the financial statements included in the annual report, has also issued an attestation on our internal control over financial reporting, and their report is set forth on page 31.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Dril-Quip, Inc.

Houston, Texas

We have audited Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dril-Quip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Dril-Quip, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dril-Quip, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

Houston, Texas

February 28, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dril-Quip, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dril-Quip, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financials statements, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2008, expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

Houston, Texas

February 28, 2008

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except per share data)
Revenues	$340,829	$442,742	$495,557

Cost and expenses:
Cost of sales	229,849	256,688	285,281
Selling, general and administrative	40,916	44,085	49,313
Engineering and product development	20,867	19,559	22,578

	291,632	320,332	357,172

Operating income	49,197	122,410	138,385
Interest income	258	3,632	8,275
Interest expense	(2,045)	(669)	(370)

Income before income taxes	47,410	125,373	146,290
Income tax provision	14,843	38,482	38,349

Net income	$32,567	$86,891	$107,941

Earnings per common share:
Basic	$0.92	$2.21	$2.67

Diluted	$0.90	$2.15	$2.63

Weighted average common shares outstanding:
Basic	35,276	39,340	40,447

Diluted	36,206	40,342	41,007

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$135,429	$201,732
Trade receivables, net	144,820	142,064
Inventories, net	162,503	183,031
Deferred income taxes	15,424	16,303
Prepaids and other current assets	6,879	9,468

Total current assets	465,055	552,598
Property, plant and equipment, net	129,340	141,646
Other assets	540	5,578

Total assets	$594,935	$699,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,572	$27,078
Current maturities of long-term debt	844	857
Accrued income taxes	15,760	7,057
Customer prepayments	39,387	38,324
Accrued compensation	9,916	10,451
Other accrued liabilities	13,326	14,639

Total current liabilities	117,805	98,406
Long-term debt	2,876	2,054
Deferred income taxes	6,757	6,867

Total liabilities	127,438	107,327

Commitments and contingencies (Notes 8 and 9)

Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,357,656 and 40,793,713 issued and outstanding at December 31, 2006 and 2007, respectively	404	408
Additional paid-in capital	192,086	205,835
Retained earnings	264,620	372,561
Foreign currency translation adjustment	10,387	13,691

Total stockholders’ equity	467,497	592,495

Total liabilities and stockholders’ equity	$594,935	$699,822

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
	(In thousands)
Operating activities
Net income	$32,567	$86,891	$107,941
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,426	15,087	15,653
Stock-based compensation expense	—	1,803	2,286
Gain on sale of equipment	(74)	(377)	(253)
Deferred income taxes	(3,542)	(4,614)	(666)
Changes in operating assets and liabilities:
Trade receivables, net	(48,466)	(29,028)	4,990
Inventories, net	(48,789)	1,338	(18,172)
Prepaids and other assets	(2,029)	(1,087)	(7,428)
Excess tax benefits of stock option exercises	—	(17,993)	(6,271)
Trade accounts payable and accrued expenses	40,018	41,462	(15,417)

Net cash provided by (used in) operating activities	(16,889)	93,482	82,663

Investing activities
Purchase of property, plant, and equipment	(20,557)	(24,133)	(25,208)
Proceeds from sale of equipment	1,351	843	354

Net cash used in investing activities	(19,206)	(23,290)	(24,854)

Financing activities
Proceeds from revolving line of credit and long-term borrowings	160	206	—
Principal payments on long-term debt	(24,901)	(797)	(875)
Proceeds from offering, net	74,230	—	—
Proceeds from exercise of stock options	10,693	19,449	4,764
Excess tax benefits—stock options	2,779	17,993	6,271

Net cash provided by financing activities	62,961	36,851	10,160
Effect of exchange rate changes on cash activities	737	(4,376)	(1,666)

Increase in cash and cash equivalents	27,603	102,667	66,303
Cash and cash equivalents at beginning of year	5,159	32,762	135,429

Cash and cash equivalents at end of year	$32,762	$135,429	$201,732

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustment	Total
	(In thousands)
Balance at December 31, 2004	$345	$64,717	$145,162	$6,139	$216,363

Translation adjustment	—	—	—	(7,170)	(7,170)
Net income	—	—	32,567	—	32,567

Comprehensive income	—	—	—	—	25,397
Offering; 3,000,000 common shares, net of offering expenses of $650,000	30	74,200	—	—	74,230
Options exercised	10	10,683	—	—	10,693
Excess tax benefits—options	—	2,779	—	—	2,779

Balance at December 31, 2005	385	152,379	177,729	(1,031)	329,462

Translation adjustment	—	—	—	11,418	11,418
Net income	—	—	86,891	—	86,891

Comprehensive income	—	—	—	—	98,309
Options exercised	19	19,430	—	—	19,449
Stock-based compensation	—	1,803	—	—	1,803
Excess tax benefits—options	—	18,474	—	—	18,474

Balance at December 31, 2006	404	192,086	264,620	10,387	467,497

Translation adjustment	—	—	—	3,304	3,304
Net income	—	—	107,941	—	107,941

Comprehensive income	—	—	—	—	111,245
Options exercised	4	4,760	—	—	4,764
Stock-based compensation	—	2,286	—	—	2,286
Excess tax benefits—options	—	6,703	—	—	6,703

Balance at December 31, 2007	$408	$205,835	$372,561	$13,691	$592,495

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides installation and reconditioning services and rents running tools for use in connection with the installation and retrieval of its products.

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; and Dril-Quip do Brasil LTDA (DQB), located in Macae, Brazil. Dril-Quip (Nigeria) Ltd. is located in Port Harcourt, Nigeria, and Dril-Quip Egypt for Petroleum Services S.A.E. is located in Alexandria, Egypt. Both are wholly owned subsidiaries of DQE.

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

Trade Receivables

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience combined with a specific review of each customer’s outstanding trade receivable balance. Management believes that the allowance for doubtful accounts is adequate, however, actual write-offs may exceed the recorded allowance. The following is a summary of activity relating to the allowance for doubtful accounts for the years ended December 31, 2005, 2006 and 2007:

In thousands
Balance at December 31, 2004	$2,735
Charges to costs and expenses	890
Recoveries	(1,752)

Balance at December 31, 2005	1,873
Charges to costs and expenses	1,306
Recoveries	(507)

Balance at December 31, 2006	2,672
Charges to costs and expenses	978
Recoveries	(1,338)

Balance at December 31, 2007	$2,312

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $16.9 million and $19.2 million were recorded as of December 31, 2006 and 2007, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant, and Equipment

Property, plant and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to be generated by the asset, an impairment charge is recognized. No impairment of long-lived assets existed at December 31, 2006 or 2007.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Current income taxes are provided on income reported for financial statement purposes, adjusted for transactions that do not enter into the computation of income taxes payable in the same year. Deferred tax assets and liabilities are measured using enacted tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Revenue Recognition

For the majority of the Company’s sales, revenue is recorded at the time the manufacturing process is complete and the products have been shipped to the consumer. For these sales, ownership is transferred to the customer at the time of shipment. Service revenues are recorded at the time the service is rendered. The Company uses the percentage-of-completion method on long-term project contracts. Long-term project contracts have the following characteristics:

•	The contracts call for products which are designed to customer specifications;

•	The structural design is unique and requires significant engineering and manufacturing efforts generally requiring more than one year in duration;

•	The contracts contain specific terms as to milestones, progress billings and delivery dates;

•	Product requirement cannot be filled directly from the Company’s standard inventory.

For each project, the Company prepares a detailed analysis of estimated costs, profit margin, completion date and risk factors which include availability of material, production efficiencies and other factors that may impact the project. On a quarterly basis, management reviews the progress of each contract, which may result in revisions of previous estimates, including revenue recognition. Historically, the Company’s estimates of total costs and costs to complete have approximated actual costs incurred to complete the project. However, there are many factors that may impact future estimates as discussed under “Item 1A. Risk Factors”.

Under the percentage-of-completion method revenue is recognized based on the percentage of costs incurred to date compared to total cost to complete. Losses, if any, are recorded in full in the period they become evident.

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within the following year. At December 31, 2007 and 2006, trade receivables included $18,129,000 and $12,925,000 of unbilled receivables, respectively. During 2007, 16 projects representing approximately 19% of the Company’s revenue were accounted for using percentage-of-completion accounting.

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at period end exchange rates except for revenues and expenses, which are translated at average monthly rates. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows. These adjustments amounted to a loss of $7,170,000, a gain of $11,418,000 and a gain of $3,304,000 in 2005, 2006 and 2007, respectively.

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange gains (losses) were approximately ($527,000) in 2005, $1,531,000 in 2006, and $2,184,000 in 2007, net of income taxes. These amounts are included in selling, general and administrative costs in the consolidated statements of income.

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

Prior to adopting SFAS 123(R), the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense was based on the difference, if any, on the date of the grant, between the fair value of the Company’s common stock and the exercise price of the option. No stock-based employee compensation cost was recognized in the Company’s consolidated financial statements for the years ended December 31, 2005, as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method available under SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2005 would have been reduced to the pro forma amounts listed below:

Year ended December 31, 2005
(In thousands)
Net Income
As reported	$32,567
Less: Compensation expense per SFAS No. 123, net of tax	(1,523)

Pro forma net income	$31,044

Earnings per share
As reported
Basic	$0.92

Diluted	$0.90

Pro forma
Basic	$0.88

Diluted	$0.86

As a result of adopting SFAS 123(R), stock-based compensation expense recognized as selling, general and administrative expense in the accompanying consolidated statement of income during the years ended December 31, 2006 and 2007 totaled $1.8 million and $2.3 million, respectively. No stock-based compensation was capitalized during those years.

While the options granted to employees vest over four years, the Company recognizes compensation expense on a straight line basis over the vesting period of the options. At December 31, 2007, there was $10.3 million of total unrecognized compensation expense related to nonvested stock option awards. This expense is expected to be recognized over a weighted average of 2.2 years.

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

In addition, the Company invests excess cash in mutual funds. These money market funds, rated as the highest quality by nationally recognized rating agencies, are not insured or guaranteed by any governmental agency. Changes in the financial markets, including changes in interest rates, as well as changes in the performance of the issuers could affect the market value of our short-term investments.

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

Interest Capitalization

The Company capitalizes interest on significant construction projects for which interest costs are being incurred. These projects principally consist of construction or expansion of the Company’s facilities. No interest was capitalized in 2005, 2006 or 2007.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed considering the dilutive effect of stock options using the treasury stock method.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) replaces Statement No. 141, “Business Combinations”. The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS 141(R) on January 1, 2009 for acquisitions on or after this date.

In December 2007, the FASB issued FASB 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment to ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provision of SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. The Company does not believe the provisions of this statement will materially effect the results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and loses on items for which the fair value option has been elected are reported in earnings. SFAS is effective for years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 and did not elect to apply the fair value method to any eligible assets or liabilities at that time.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007, which are the years ended December 31, 2001 through 2007.

The Company has occasionally been assessed interest or penalties by major tax jurisdictions and these assessments historically have been minimal and immaterial to our financial results. In accordance with our accounting policy, both before and after adoption of FIN 48, interest expense assessed by tax jurisdictions is included with interest expense and assessed penalties are included in selling, general and administrative expenses.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, “Fair Value Measurements” (or SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures under fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. We are currently evaluating the potential impact on our financial statements, if any, upon adoption of this standard.

3. Inventories

Inventories consist of the following:

	December 31,
	2006	2007
	(In thousands)
Raw materials and supplies	$40,861	$42,138
Work in progress	35,624	47,327
Finished goods	102,891	112,793

	179,376	202,258
Less: allowance for obsolete and excess inventory	(16,873)	(19,227)

	$162,503	$183,031

Summary of allowance for obsolete and excess inventory:

In thousands
Balance at December 31, 2004	$9,860
Charges to costs and expenses	6,272
Write-offs of obsolete inventory	(481)

Balance at December 31, 2005	15,651
Charges to costs and expenses	2,226
Write-offs of obsolete inventory	(1,004)

Balance at December 31, 2006	16,873
Charges to costs and expenses	2,648
Write-offs of obsolete inventory	(294)

Balance at December 31, 2007	$19,227

4. Property, Plant and Equipment

Property, plant and equipment consists of:

	Estimated Useful Lives	December 31,
		2006	2007
		(In thousands)
Land and improvements	10-25 years	$21,543	$21,891
Buildings	15-40 years	61,319	72,239
Machinery and equipment	3-10 years	162,167	178,798

		245,029	272,928
Less accumulated depreciation		(115,689)	(131,282)

		$129,340	$141,646

5. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2006	2007
	(In thousands)
Bank Financing	$3,397	$2,653
Equipment financing agreements	323	258

	3,720	2,911
Less current portion	(844)	(857)

	$2,876	$2,054

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $10 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. As of December 31, 2006 and 2007, the Company had no borrowings under this facility and was in compliance with all loan covenants.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $8 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 5.5% at December 31, 2007, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at December 31, 2006 and 2007 was approximately U.S. $3.4 million and U.S. $2.7, respectively. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

Interest paid on long-term debt for the years ended December 31, 2005, 2006 and 2007 was $966,000, $749,000 and $253,000 respectively. Scheduled maturities of long-term debt are as follows: 2008—$857,000; 2009—$856,000; 2010—$858,000; 2011—$309,000; 2012—$31,000; and thereafter—$0.

6. Income Taxes

Income before income taxes consisted of the following:

	Year ended December 31,
	2005	2006	2007
	(In thousands)
Domestic	$30,302	$61,434	$79,397
Foreign	17,108	63,939	66,893

Total	$47,410	$125,373	$146,290

The income tax provision (benefit) consists of the following:

	Year ended December 31,
	2005	2006	2007
	(In thousands)
Current:
Federal	$13,019	$24,975	$25,371
Foreign	5,333	18,204	13,747

Total current	18,352	43,179	39,118
Deferred:
Federal	(3,216)	(4,675)	222
Foreign	(293)	(22)	(991)

Total deferred	(3,509)	(4,697)	(769)

	$14,843	$38,482	$38,349

The difference between the effective income tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	Year ended December 31,
	2005	2006	2007
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	(2.0)	(3.3)	(4.0)
Foreign development tax incentive	—	—	(3.3)
Foreign sales benefit	(0.8)	(0.2)	—
Manufacturing benefit	(0.9)	(0.2)	(0.9)
Other	—	(0.6)	(0.6)

Effective income tax rate	31.3%	30.7%	26.2%

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

	December 31,
	2006	2007
	(In thousands)
Deferred tax assets:
Deferred profit on intercompany sales	$6,733	$5,023
Inventory	2,946	2,676
Inventory reserve	2,521	4,039
Allowance for doubtful accounts	568	418
Reserve for accrued liabilities	1,026	684
Other	1,630	3,463

Total deferred tax assets	15,424	16,303
Deferred tax liability:
Property, plant and equipment	(6,757)	(6,867)

Net deferred tax asset	$8,667	$9,436

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

The Company’s income tax returns are subject to review and examination by the Internal Revenue Service (“IRS”) and in October 2007, the (“IRS”) scheduled an examination of the 2005 Tax Return. We believe the return is materially correct as filed and we do not expect that the examination will have a material impact on the Company’s results of operations, financial position or cash flows.

The American Jobs Creation Act of 2004 provides for a tax deduction for qualified production activities. Under the guidance of FASB Staff Position No 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in SFAS No. 109 and not as a reduction in the tax rate. As such, the special deduction has no effect on deferred tax assets and liabilities existing on the date of enactment. The Company’s production activities qualify for the tax deduction and the Company’s 2007 tax provision includes an estimated deduction of approximately $1.3 million .

The Company paid $11,438,000, $15,167,000 and $41,840,000 in income taxes in 2005, 2006 and 2007, respectively.

7. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2006	2007
	(In thousands)
Payroll taxes	$2,128	$2,415
Property, sales and other taxes	3,502	2,617
Commissions payable	1,978	2,580
Accrued project costs	2,693	1,184
Accrued vendor costs	1,510	2,319
Other	1,515	3,524

Total	$13,326	$14,639

8. Employee Benefit Plans

The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense was $1,147,000, $1,520,000 and $2,656,000 in 2005, 2006 and 2007, respectively.

9. Commitments and Contingencies

The Company leases certain office, shop and warehouse facilities, automobiles, and equipment. The Company expenses all lease payments when incurred. Total lease expense incurred was $2,340,000, $3,023,000 and $2,676,000 in 2005, 2006 and 2007, respectively. Future annual minimum lease commitments, including required leasehold improvements, at December 31, 2007 are as follows: 2008—$1,242,000; 2009—$558,000; 2010—$329,000; 2011—$18,804,000; 2012—$2,878,000; and thereafter—$2,165,000.

In August 2007, our Brazilian subsidiary was served with assessments collectively valued at approximately $12.8 million from the State of Rio de Janiero, Brazil, to collect a state tax on the importation of goods. We believe that our subsidiary is not liable for the taxes and plan to vigorously contest the assessments in the Brazilian administrative and judicial systems. At this time, the ultimate disposition of this matter cannot presently be determined and therefore, it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on the Company’s operations, financial position or cash flows.

In November 2007, the Company entered into a lease agreement in Singapore for approximately 11 acres of vacant land. The lease term is 30 years and the Company elected to make a lump sum payment for the entire lease. In addition, under the terms of the lease, the Company is obligated to make certain minimum investments in machinery, leasehold improvements and buildings within the next five years.

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

The Company is also involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal action, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse affect on the Company’s operations, financial position or cash flows.

10. Stockholders’ Equity

The Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C. dated as of October 17, 1997 (the “Rights Plan”) included one Right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock for each share of common stock. On October 17, 2007, the Rights Agreement and the rights issued thereunder expired by their terms. No shares of the Series A Preferred Stock were issued or outstanding.

11. Geographic Segments

	Year ended December 31,
	2005	2006	2007
	(In thousands)
Revenues
Western Hemisphere
Products	$140,171	$185,692	$198,346
Services	28,148	33,309	38,301
Intercompany	51,657	72,677	69,125

Total	$219,976	$291,678	$305,772

Eastern Hemisphere
Products	$113,466	$135,948	$148,223
Services	17,789	29,042	32,699
Intercompany	2,285	2,955	6,364

Total	$133,540	$167,945	$187,286

Asia-Pacific
Products	$37,662	$50,900	$71,401
Services	3,593	7,851	6,587
Intercompany	2,812	6,748	6,524

Total	$44,067	$65,499	$84,512

Summary
Products	$291,299	$372,540	$417,970
Services	49,530	70,202	77,587
Intercompany	56,754	82,380	82,013
Eliminations	(56,754)	(82,380)	(82,013)

Total	$340,829	$442,742	$495,557

	December 31,
	2005	2006	2007
	(In thousands)
Income (loss) before income taxes
Western Hemisphere	$38,985	$82,490	$81,598
Eastern Hemisphere	(613)	27,774	31,538
Asia-Pacific	12,566	24,742	28,093
Eliminations	(3,528)	(9,633)	5,061

Total	$47,410	$125,373	$146,290

Total Long-Lived Assets
Western Hemisphere	$102,270	$110,452	$125,914
Eastern Hemisphere	27,085	30,782	29,169
Asia-Pacific	7,728	10,557	15,496
Eliminations	(20,037)	(21,911)	(23,355)

Total	$117,046	$129,880	$147,224

Total Assets
Western Hemisphere	$264,414	$368,709	$463,528
Eastern Hemisphere	137,191	181,146	167,128
Asia-Pacific	33,012	57,760	78,494
Eliminations	(6,355)	(12,680)	(9,328)

Total	$428,262	$594,935	$699,822

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

In 2007, 2006 and 2005, no single customer accounted for more than 10% of the Company’s revenues.

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

The fair value of stock options granted is estimated on the grant date using the Black-Scholes option pricing model. The expected life was based on the Company’s historical trends and volatility was based on the Company’s common stock historical volatility. The risk-free interest rate is based on U.S. Treasury yield curve at the grant date. The Company does not pay dividends and therefore there is no dividend yield. There were no options granted in 2005.

On October 27, 2006 and October 26, 2007 the Company granted options to purchase 264,435 and 256,284 shares, respectively, of common stock pursuant to the 2004 Plan to certain officers and employees. The following table presents the assumptions used in the option pricing model.

	2006	2007
Expected life (years)	6.4	6.0
Volatility	47.8%	45.8%
Risk-free interest rate	4.9%	4.04%
Dividend yield	0.0%	0.0%
Fair value of each option	$20.92	$26.76

Option activity for the years ended December 31, 2005, 2006 and 2007 was as follows:

	Number of Options	Weighted Average Price	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2004	3,948,460	$10.51
Exercised	(942,200)	11.39	$8.0
Forfeited	(19,374)	8.67

Outstanding at December 31, 2005	2,986,886	10.24
Granted	264,435	38.97
Exercised	(1,813,710)	11.14	52.8
Forfeited	(10,126)	8.21

Outstanding at December 31, 2006	1,427,485	14.45	35.3
Granted	256,284	54.13
Exercised	(436,057)	9.36	19.9
Forfeited	(11,500)	32.12

Outstanding at December 31, 2007	1,236,212	$24.31	$38.8

Exercisable at December 31,
2005	2,506,322	$10.63	$32.5
2006	966,215	$9.16	$29.0
2007	788,352	$11.05	$35.2

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Stock Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life
$7.48 to $12.00	718,867	$8.65	5.03 years
$16.06	9,500	$16.06	2.82 years
$38.97	251,561	$38.97	8.82 years
$54.13	256,284	$54.13	9.82 years

	1,236,212	$24.31	6.78 years

	Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life
$7.48 to $12.00	718,867	$8.65	5.03 years
$16.06	9,500	$16.06	2.82 years
$38.97	59,985	$38.97	8.82 years

	788,352	$11.05	5.30 years

The following table summarizes information for equity compensation plans in effect as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,236,212	$24.31	2,175,575
Equity compensation plans not approved by stockholders	0	not applicable	0

Total	1,236,212	$24.31	2,175,575

13. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation as required by Statement of Financial Accounting Standards No. 128, “Earnings per Share”:

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except per share amounts)
Net income	$32,567	$86,891	$107,941

Weighted average common shares outstanding	35,276	39,340	40,447
Effect of dilutive securities-options	930	1,002	560

Total shares and dilutive securities	36,206	40,342	41,007

Basic earnings per common share	$0.92	$2.21	$2.67

Diluted earnings per common share	$0.90	$2.15	$2.63

Weighted average number of options with an exercise price greater than average market price for the period	0	264	306

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

15. Quarterly Results of Operations (Unaudited):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
	(Unaudited)
2006
Revenues	$98,198	$108,476	$117,767	$118,301
Cost of sales	57,163	63,892	67,596	68,037
Operating income	24,963	30,553	33,092	33,802
Net income	17,319	21,273	23,412	24,887
Earnings per share:
Basic(1)	$0.45	$0.54	$0.59	$0.62
Diluted (1)	0.44	0.53	0.58	0.61

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
	(Unaudited)
2007
Revenues	$117,682	$114,701	$130,423	$132,751
Cost of sales	67,750	64,492	75,895	77,144
Operating income	32,708	32,863	36,747	36,067
Net income	24,051	24,109	27,624	32,157
Earnings per share:
Basic(1)	$0.60	$0.60	$0.68	$0.79
Diluted(1)	0.59	0.59	0.67	0.78

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 30 of this annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2008 Proxy Statement”) for its annual meeting of stockholders to be held on May 15, 2008, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2008 Proxy Statement, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2008 Proxy Statement, which sections are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2008 Proxy Statement, which section is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Public Accounting Firm—Fees” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2008 Proxy Statement, which sections are incorporated herein by reference.

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

(a)(3) Exhibits

Dril-Quip will furnish any exhibit to a stockholder upon payment by the stockholder of the Company’s reasonable expenses to furnish the exhibit.

Exhibit No.	Description
*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.3	—	Amended and restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated December 21, 2007.)

*4.1	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.2	—

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

*10.1.5	—

Fourth Amendment to the Credit Agreement between Dril-Quip, Inc. and Guaranty Bank, FSB effective January 26, 2007. (Incorporated herein by reference to Exhibit 10.1.5 to the Company’s Report on Form 10-K for the year ended December 31, 2006).

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

**+10.5	—	Summary of Executive Officer and Non-employee Director Compensation.

**21.1	—	Subsidiaries of the Registrant.

**23.1	—	Consent of BDO Seidman, LLP.

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

Exhibit No.	Description

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

**31.3	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

**31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

**32.1	—	Section 1350 Certification of Larry E. Reimert.

**32.2	—	Section 1350 Certification of Gary D. Smith.

**32.3	—	Section 1350 Certification of J. Mike Walker.

**32.4	—	Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
**	Filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2008.

DRIL-QUIP, INC.

By:	/S/ LARRY E. REIMERT
Larry E. Reimert
Co-Chairman of the Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ J. MIKE WALKER J. MIKE WALKER	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	February 28, 2008

/S/ LARRY E. REIMERT LARRY E. REIMERT	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	February 28, 2008

/S/ GARY D. SMITH GARY D. SMITH	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	February 28, 2008

/S/ JERRY M. BROOKS JERRY M. BROOKS	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/S/ JOHN V. LOVOI JOHN V. LOVOI	Director	February 28, 2008

/S/ L.H. DICK ROBERTSON L.H. DICK ROBERTSON	Director	February 28, 2008

/S/ A.P. SHUKIS A.P. SHUKIS	Director	February 28, 2008

/S/ GARY L. STONE GARY L. STONE	Director	February 28, 2008