Form 10-Q
period 2008-03-31
DRIL-QUIP INC
filed 2008-05-09
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

                            (Do not check if a smaller

                            reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of May 6, 2008, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 40,800,963.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2007	March 31, 2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$201,732	$198,245
Trade receivables, net	142,064	150,033
Inventories, net	183,031	187,987
Deferred income taxes	16,303	17,531
Prepaids and other current assets	9,468	7,220

Total current assets	552,598	561,016
Property, plant and equipment, net	141,646	151,322
Other assets	5,578	5,614

Total assets	$699,822	$717,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,078	$25,967
Current maturities of long-term debt	857	853
Accrued income taxes	7,057	13,290
Customer prepayments	38,324	28,781
Accrued compensation	10,451	8,066
Other accrued liabilities	14,639	13,890

Total current liabilities	98,406	90,847
Long-term debt	2,054	1,830
Deferred income taxes	6,867	6,884

Total liabilities	107,327	99,561

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,793,713 and 40,798,213 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	408	408
Additional paid-in capital	205,835	206,729
Retained earnings	372,561	397,952
Foreign currency translation adjustment	13,691	13,302

Total stockholders’ equity	592,495	618,391

Total liabilities and stockholders’ equity	$699,822	$717,952

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2007	2008
	(In thousands, except per share data)

Revenues	$117,682	$132,413
Cost and expenses:
Cost of sales	67,750	77,819
Selling, general and administrative	12,018	13,618
Engineering and product development	5,206	6,264

	84,974	97,701

Operating income	32,708	34,712
Interest income	1,765	1,704
Interest expense	(97)	(58)

Income before income taxes	34,376	36,358
Income tax provision	10,325	10,967

Net income	$24,051	$25,391

Earnings per share:
Basic	$0.60	$0.62

Diluted	$0.59	$0.62

Weighted average shares:
Basic	40,378	40,798

Diluted	40,933	41,188

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2007	2008
	(In thousands)
Operating activities
Net income	$24,051	$25,391
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,877	4,076
Stock-based compensation expense	538	757
Gain on sale of equipment	(94)	(27)
Deferred income taxes	(1,032)	(1,213)
Changes in operating assets and liabilities:
Trade receivables, net	9,254	(7,859)
Inventories, net	5,176	(5,260)
Prepaids and other assets	(110)	2,264
Excess tax benefit of stock option exercises	(225)	(43)
Trade accounts payable and accrued expenses	(25,928)	(7,563)

Net cash provided by operating activities	15,507	10,523
Investing activities
Purchase of property, plant and equipment	(4,550)	(14,034)
Proceeds from sale of equipment	214	397

Net cash used in investing activities	(4,336)	(13,637)
Financing activities
Principal payments on long-term debt	(212)	(224)
Proceeds from exercise of stock options	289	95
Excess tax benefit of stock option exercises	225	43

Net cash provided by (used in) financing activities	302	(86)
Effect of exchange rate changes on cash activities	(143)	(287)

Increase (decrease) in cash and cash equivalents	11,330	(3,487)
Cash and cash equivalents at beginning of period	135,429	201,732

Cash and cash equivalents at end of period	$146,759	$198,245

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as Macae, Brazil.

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2007, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2008, the results of operations for each of the three-month periods ended March 31, 2008 and 2007, and the cash flows for each of the three-month periods ended March 31, 2008 and 2007. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, inventories and contingent liabilities as discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Cash and cash equivalents

Short-term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents. The Company invests excess cash in interest bearing accounts and money market mutual funds rated as the highest quality by nationally recognized rating agencies. The funds primarily invest in short-term money market instruments that blend top-tier, high quality U.S. dollar denominated obligations which include commercial paper, certificates of deposit, master and promissory notes, municipal securities and repurchase agreements. The Company’s investment objectives include the provision of a high level of current income consistent with the preservation of capital and the maintenance of liquidity.

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $19.7 million and $19.2 million were recorded as of March 31, 2008 and December 31, 2007, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

For each project, the Company prepares a detailed analysis of estimated costs, profit margin, completion date and risk factors which include availability of material, production efficiencies and other factors that may impact the project. On a quarterly basis, management reviews the progress of each project, which may result in revisions of previous estimates, including revenue recognition. Historically, the Company’s estimates of total costs and costs to complete have approximated actual costs incurred to complete the project.

Under the percentage-of-completion method, revenue is recognized based on the percentage of costs incurred to date compared to total estimated cost to complete. Losses, if any, are recorded in full in the period they first become evident.

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within the year. At March 31, 2008 and December 31, 2007, receivables included $28.0 and $18.1 million of unbilled receivables, respectively. For the three months ended March 31, 2008, 16 projects representing approximately 37% of the Company’s revenue were accounted for using percentage-of-completion accounting.

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at period end exchange rates except for revenues and expenses, which are translated at average monthly rates. Translation adjustments are reflected as a separate component of stockholders’ equity and have no effect on current earnings or cash flows.

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

In addition, the Company invests excess cash in interest bearing accounts and money market mutual funds. These money market funds, rated as the highest quality by nationally recognized rating agencies, are not insured or guaranteed by any governmental agency. Changes in the financial markets and in interest rates could affect the interest earned on short-term investments.

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

The following table provides comprehensive income for the periods indicated:

	Three months ended March 31,
	2007	2008
	(In thousands)
Net income	$24,051	$25,391
Foreign currency translation adjustment	1,789	(389)

Comprehensive income	$25,840	$25,002

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

	Three months ended March 31,
	2007	2008
	(In thousands)
Number of common shares outstanding at end of period	40,384	40,798
Effect of using weighted average common shares outstanding	(6)	—

Weighted average basic common shares outstanding	40,378	40,798
Dilutive effect of common stock options	555	390

Weighted average diluted common shares outstanding	40,933	41,188

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) replaces Statement No. 141, “Business Combinations”. The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS 141(R) on January 1, 2009 for business combinations we engage in on or after this date.

In December 2007, the FASB issued FASB 160 “Noncontrolling Interest in Consolidated Financial Statements—an amendment to ARB No. 51” (SFAS No. 160) which establishes accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provision of SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. The Company does not believe the provisions of this statement will materially effect the results of operations.

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

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures under fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. See Note 6 for further information on the impact of this standard to financial assets and liabilities.

3.	Stock-Based Compensation and Stock Option Awards

During the three months ended March 31, 2008, the Company recognized approximately $757,000 of compensation expense compared to $538,000 for the three months ended March 31, 2007. Compensation expense is reported as selling, general and administrative expense, in the accompanying Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three months ended March 31, 2008 and 2007. There were no options granted in the first quarter of 2008 and 2007. Refer to Note 12 of the Company’s 2007 Form 10-K for additional information regarding stock-based compensation plans.

4.	Inventories

Inventories consist of the following:

	December 31, 2007	March 31, 2008
	(In thousands)
Raw materials	$42,138	$42,958
Work in progress	47,327	73,650
Finished goods	112,793	91,061

	202,258	$207,669
Less: allowance for obsolete and excess inventory	(19,227)	(19,682)

	$183,031	$187,987

5.	Geographic Areas

	Three months ended March 31,
	2007	2008
	(In thousands)
Revenues:
Western Hemisphere
Products	$50,726	$66,473
Services	9,819	8,881
Intercompany	19,341	27,154

Total	$79,886	$102,508

Eastern Hemisphere
Products	$34,805	$32,309
Services	6,405	9,142
Intercompany	218	932

Total	$41,428	$42,383

Asia – Pacific
Products	$14,364	$13,385
Services	1,563	2,223
Intercompany	3,195	577

Total	$19,122	$16,185

Summary
Products	$99,895	$112,167
Services	17,787	20,246
Intercompany	22,754	28,663
Eliminations	(22,754)	(28,663)

Total	$117,682	$132,413

Income (loss) before income taxes:
Western Hemisphere	$22,157	$28,835
Eastern Hemisphere	7,400	6,742
Asia – Pacific	7,280	3,609
Eliminations	(2,461)	(2,828)

Total	$34,376	$36,358

	December 31, 2007	March 31, 2008
Total Long-Lived Assets:
Western Hemisphere	$125,914	$136,265
Eastern Hemisphere	29,169	28,468
Asia – Pacific	15,496	15,395
Eliminations	(23,355)	(23,192)

	$147,224	$156,936

Total Assets:
Western Hemisphere	$463,528	$457,555
Eastern Hemisphere	167,128	184,275
Asia – Pacific	78,494	87,288
Eliminations	(9,328)	(11,166)

	$699,822	$717,952

6.	Fair Value of Financial Instruments

On January 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures under fair value measurements. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at a fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of SFAS No. 157 did not have an effect on our fair value measurements. We did not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of March 31, 2008. Cash and cash equivalents includes money market funds which are carried at cost.

7.	Share Repurchase Plan

In May 2008, the Company’s Board of Directors approved a share repurchase program of up to $100 million of the Company’s common stock. As of the date of this report, no shares have been repurchased under this program.

8.	Commitments and Contingencies

In August 2007, our Brazilian subsidiary was served with assessments collectively valued at approximately $12.8 million from the State of Rio de Janiero, Brazil, to collect a state tax on the importation of goods. We believe that our subsidiary is not liable for the taxes and plan to vigorously contest the assessments in the Brazilian administrative and judicial systems. At this time, the ultimate disposition of this matter cannot be determined and therefore, it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on the Company’s operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position, results of operations and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere herein, the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Revenues.    Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides installation and reconditioning services as well as rental of running tools for installation and retrieval of its products. For each of the three months ended March 31, 2008 and 2007, the Company derived 85% of its revenues from the sale of its products and 15% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales generate increased revenues from installation services and rental of running tools. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first three months of 2008, 16 projects representing approximately 37% of the Company’s revenues were accounted for using percentage-of-completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recognized when they first become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The Company has substantial international operations, with approximately 67% and 65% of its revenues derived from foreign sales for the three months ended March 31, 2008 and 2007, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended March 31,
	2007	2008
Revenues:
Products	84.9%	84.7%
Services	15.1	15.3

Total	100.0	100.0
Cost of sales	57.6	58.8
Selling, general and administrative expenses	10.2	10.3
Engineering and product development expenses	4.4	4.7

Operating income	27.8	26.2
Interest income	1.5	1.3
Interest expense	(0.1)	—

Income before income taxes	29.2	27.5
Income tax provision	8.8	8.3

Net income	20.4%	19.2%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

Revenues.    Revenues increased by $14.7 million, or approximately 12.5%, to $132.4 million in the three months ended March 31, 2008 from $117.7 million in the three months ended March 31, 2007. The net increase resulted primarily from increased product revenues in the Western Hemisphere of $15.7 million which were slightly offset by a decrease in Eastern Hemisphere and Asia-Pacific of $2.5 million and $1.0 million, respectively. Service revenues increased by approximately $2.5 million from increased service revenues in the Eastern Hemisphere and Asia-Pacific of $2.7 million and $700,000, respectively. The Western Hemisphere had a decrease in service revenue of $900,000. In general, the increase in revenues resulted from increased demand for the Company’s products realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore. The increase in service revenues is normally a result of the increase in product sales. As product revenues increase, the demand for installation services is greater and the rental of running tools also increases.

Cost of Sales.    Cost of sales increased by $10.0 million, or approximately 14.7%, to $77.8 million for the three months ended March 31, 2008 from $67.8 million for the same period in 2007. As a percentage of revenues, cost of sales were approximately 58.8% and 57.6% for the three-month periods ended March 31, 2008 and 2007, respectively. The increase in cost of sales as a percentage of revenues resulted primarily from changes in product mix.

Selling, General and Administrative Expenses.    For the three months ended March 31, 2008, selling, general and administrative expenses increased by approximately $1.6 million, or 13.3%, to $13.6 million from $12.0 million in the 2007 period. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance. The Company experienced approximately $508,000 and $56,000 in foreign currency transaction gains in the first quarter of 2008 and 2007, respectively. Stock option expense for the first quarter of 2008 totaled $757,000 compared to $538,000 in the first quarter of 2007. Selling, general and administrative expenses as a percentage of revenues increased from 10.2% in 2007 to 10.3% in 2008.

Engineering and Product Development Expenses.    For the three months ended March 31, 2008, engineering and product development expenses increased by $1.1 million, or approximately 21.2%, to $6.3 million from $5.2 million in the same period of 2007. This increase was primarily due to an increase in personnel and associated operating expenses. Engineering and product development expenses as a percentage of revenues increased from 4.4% in 2007 to 4.7% in 2008.

Interest Income.    Interest income for the three months ended March 31, 2008 was $1.7 million as compared to $1.8 million for the three-month period ended March 31, 2007. This decrease was due to reduced interest earned on short-term investments due to lower interest rates and reduced balances in short-term investments.

Interest expense.    Interest expense for the three months ended March 31, 2008 was $58,000 compared to $97,000 for the same period in 2007.

Income tax provision.    Income tax expense for the three months ended March 31, 2008 was $11.0 million on income before taxes of $36.4 million, resulting in an effective income tax rate of approximately 30%. Income tax expense for the three months ended March 31, 2007 was $10.3 million on income before taxes of $34.4 million, resulting in an effective income tax rate of approximately 30%.

Net Income.    Net income was approximately $25.4 million for the three months ended March 31, 2008 and $24.1 million for the same period in 2007, for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. Recently, the Company’s principal source of funds has been cash flows from operations.

Net cash provided by operating activities was approximately $10.5 million and $15.5 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in cash flow from operating activities was principally due to increased net income offset by increases in inventory and trade receivables and decreases in trade accounts payable and accrued expenses.

Capital expenditures by the Company were $14.0 million and $4.6 million for each of the three months ended March 31, 2008 and 2007, respectively. The expenditures in each period were primarily for facilities, machinery and costs associated with running tools. Principal payments on long-term debt were $224,000 for the three month period ended March 31, 2008 versus principal payments of $212,000 on long-term debt during the same period in 2007. There were no new long-term borrowings for the three months ended March 31, 2008 and March 31, 2007.

In May 2008, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company can repurchase up to $100,000,000 of its common stock. As of the date of this report, the Company had not repurchased any of its common stock under this program.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $10 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. As of March 31, 2008, the Company had no borrowings under this facility and was in compliance with all loan covenants.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $7.9 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 5.25% at March 31, 2008, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at March 31, 2008 was approximately U.S. $2.4 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting policies. During the three months ended March 31, 2008 there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could be subject to market risks inherent to such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and to a lesser extent, the Brazilian real. The Company experienced a foreign currency pre-tax gain of approximately $508,000 during the three month period ended March 31, 2008. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the March 31, 2008 balance of approximately $2.4 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $24,000, or $6,000 per quarter.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 30 of the 2007 annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Legal Proceedings” in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the following:

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

Item 6.	Exhibits.

(a) Exhibits

The following exhibits are filed herewith:

Exhibit No.		Description

*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Amended and restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated December 21, 2007.)

*4.1	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.2	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

31.3	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Larry E. Reimert.

32.2	—	Section 1350 Certification of Gary D. Smith.

32.3	—	Section 1350 Certification of J. Mike Walker.

32.4	—	Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/S/ JERRY M. BROOKS
Jerry M. Brooks,
Vice President—Finance and Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Signatory)

Date: May 8, 2008