Form 10-Q
period 2008-06-30
DRIL-QUIP INC
filed 2008-08-07
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

                            (Do not check if a smaller

                            reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of August 1, 2008, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 39,655,300.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2007	June 30, 2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$201,732	$109,454
Trade receivables, net	142,064	156,601
Inventories, net	183,031	212,805
Deferred income taxes	16,303	17,515
Prepaids and other current assets	9,468	7,538

Total current assets	552,598	503,913
Property, plant and equipment, net	141,646	165,207
Other assets	5,578	5,635

Total assets	$699,822	$674,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,078	$39,500
Current maturities of long-term debt	857	857
Accrued income taxes	7,057	7,689
Customer prepayments	38,324	13,583
Accrued compensation	10,451	7,643
Other accrued liabilities	14,639	14,600

Total current liabilities	98,406	83,872
Long-term debt	2,054	1,622
Deferred income taxes	6,867	6,711

Total liabilities	107,327	92,205
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,793,713 and 39,655,300 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	408	397
Additional paid-in capital	205,835	140,271
Retained earnings	372,561	425,655
Foreign currency translation adjustment	13,691	16,227

Total stockholders’ equity	592,495	582,550

Total liabilities and stockholders’ equity	$699,822	$674,755

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In thousands, except per share data)
Revenues	$114,701	$142,544	$232,383	$274,957
Cost and expenses:
Cost of sales	64,492	83,726	132,242	161,545
Selling, general and administrative	12,066	14,187	24,084	27,805
Engineering and product development	5,280	6,871	10,486	13,135

	81,838	104,784	166,812	202,485

Operating income	32,863	37,760	65,571	72,472
Interest income	1,984	929	3,749	2,633
Interest expense	(61)	(44)	(158)	(102)

Income before income taxes	34,786	38,645	69,162	75,003
Income tax provision	10,677	10,942	21,002	21,909

Net income	$24,109	$27,703	$48,160	$53,094

Earnings per common share:
Basic	$0.60	$0.69	$1.19	$1.31

Diluted	$0.59	$0.68	$1.18	$1.29

Weighted average common shares:
Basic	40,436	40,435	40,407	40,617

Diluted	41,003	40,859	40,971	41,026

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2007	2008
	(In thousands)
Operating activities
Net income	$48,160	$53,094
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,693	8,290
Stock-based compensation expense	1,047	1,497
Gain on sale of equipment	(222)	(90)
Deferred income taxes	108	(1,319)
Changes in operating assets and liabilities:
Trade receivables, net	7,066	(12,759)
Inventories, net	(5,390)	(28,926)
Prepaids and other assets	2,325	2,458
Excess tax benefits of stock option exercises	(786)	(399)
Trade accounts payable and accrued expenses	(18,814)	(15,409)

Net cash provided by operating activities	41,187	6,437
Investing activities
Purchase of property, plant and equipment	(9,578)	(30,242)
Proceeds from sale of equipment	907	721

Net cash used in investing activities	(8,671)	(29,521)
Financing activities
Repurchase of common stock	—	(67,860)
Principal payments on long-term debt	(425)	(439)
Proceeds from exercise of stock options	890	376
Excess tax benefits of stock option exercises	786	399

Net cash provided by (used in) financing activities	1,251	(67,524)
Effect of exchange rate changes on cash activities	(329)	(1,670)

Increase (decrease) in cash and cash equivalents	33,438	(92,278)
Cash and cash equivalents at beginning of period	135,429	201,732

Cash and cash equivalents at end of period	$168,867	$109,454

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2007, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2008, the results of operations for each of the three and six-month periods ended June 30, 2008 and 2007, and the cash flows for each of the six-month periods ended June 30, 2008 and 2007. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $21.6 million and $19.2 million were recorded as of June 30, 2008 and December 31, 2007, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At June 30, 2008 and December 31, 2007, receivables included $35.9 million and $18.1 million of unbilled receivables, respectively. For the six months ended June 30, 2008, 21 projects representing approximately 30% of the Company’s revenue were accounted for using percentage-of-completion accounting.

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

Comprehensive Income

Statements of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes the rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company to include unrealized gains or losses on foreign currency translation adjustments in other comprehensive income. Generally, gains are attributed to a weakening U.S. dollar and losses are the result of a strengthening U.S. dollar.

The following table provides comprehensive income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In thousands)
Net income	$24,109	$27,703	$48,160	$53,094
Foreign currency translation adjustment	2,810	2,925	4,599	2,536

Comprehensive income	$26,919	$30,628	$52,759	$55,630

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

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In thousands)
Number of common shares outstanding at end of period	40,436	39,655	40,436	39,655
Effect of using weighted average common shares outstanding	—	780	(29)	962

Weighted average basic common shares outstanding	40,436	40,435	40,407	40,617
Dilutive effect of common stock options	567	424	564	409

Weighted average diluted common shares outstanding	41,003	40,859	40,971	41,026

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment to ARB No. 51” (SFAS 160) which establishes accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provision of SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company does not believe the provisions of this statement will materially effect the results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and loses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 and did not elect to apply the fair value method to any eligible assets or liabilities at that time.

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures under fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP (FASB Staff Position) FAS 157-2 which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. See Note 6 for further information on the impact of this standard to financial assets and liabilities.

3.	Stock-Based Compensation and Stock Option Awards

During the three and six months ended June 30, 2008, the Company recognized approximately $740,000 and $1.5 million, respectively, of compensation expense compared to $509,000 and $1.0 million, respectively, for the three and six months ended June 30, 2007. Compensation expense is reported as selling, general and administrative expense, in the accompanying Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three and six months ended June 30, 2008 and 2007. During the three and six months ended June 30, 2008 and 2007, there were no stock options granted. Refer to Note 12 of the Company’s 2007 Form 10-K for additional information regarding stock-based compensation plans.

4.	Inventories

Inventories consist of the following:

	December 31, 2007	June 30, 2008
	(In thousands)
Raw materials and supplies	$42,138	$46,928
Work in progress	47,327	56,604
Finished goods	112,793	130,843

	202,258	234,375
Less: allowance for obsolete and excess inventory	(19,227)	(21,570)

	$183,031	$212,805

5.	Geographic Areas

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In thousands)		(In thousands)
Revenues:
Western Hemisphere
Products	$44,391	$53,734	$95,117	$120,207
Services	9,484	12,278	19,303	21,159
Intercompany	16,866	9,658	36,207	36,812

Total	$70,741	$75,670	$150,627	$178,178

Eastern Hemisphere
Products	$35,875	$45,594	$70,680	$77,903
Services	7,389	8,359	13,794	17,501
Intercompany	1,064	55	1,282	987

Total	$44,328	$54,008	$85,756	$96,391

Asia – Pacific
Products	$16,021	$18,387	$30,385	$31,772
Services	1,541	4,192	3,104	6,415
Intercompany	1,321	799	4,516	1,376

Total	$18,883	$23,378	$38,005	$39,563

Summary
Products	$96,287	$117,715	$196,182	$229,882
Services	18,414	24,829	36,201	45,075
Intercompany	19,251	10,512	42,005	39,175
Eliminations	(19,251)	(10,512)	(42,005)	(39,175)

Total	$114,701	$142,544	$232,383	$274,957

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In thousands)		(In thousands)
Income before income taxes:
Western Hemisphere	$19,166	$17,189	$41,323	$46,024
Eastern Hemisphere	6,140	11,129	13,540	17,871
Asia – Pacific	6,946	8,747	14,226	12,356
Eliminations	2,534	1,580	73	(1,248)

Total	$34,786	$38,645	$69,162	$75,003

	December 31, 2007	June 30, 2008
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$125,914	$148,330
Eastern Hemisphere	29,169	30,561
Asia – Pacific	15,496	16,404
Eliminations	(23,355)	(24,453)

Total	$147,224	$170,842

Total Assets:
Western Hemisphere	$463,528	$408,349
Eastern Hemisphere	167,128	175,822
Asia – Pacific	78,494	100,724
Eliminations	(9,328)	(10,140)

Total	$699,822	$674,755

6.	Fair Value of Financial Instruments

On January 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures under fair value measurements. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), we will defer the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at a fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of SFAS 157 did not have an effect on our fair value measurements. We did not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of June 30, 2008. Cash and cash equivalents include money market funds which are carried at cost.

7.	Share Repurchase Plan

In May 2008, the Company’s Board of Directors approved a share repurchase program of up to $100 million of the Company’s common stock. As of June 30, 2008, 1,167,225 shares have been repurchased for a total of approximately $67.9 million at an average price of $58.14 per share (including commissions.) All repurchased shares were subsequently retired prior to the end of the second quarter. As of June 30, 2008, approximately $32.1 million remained available under this program.

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

Revenues.    Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides installation and reconditioning services as well as rental of running tools for installation and retrieval of its products. For each of the six-month periods ended June 30, 2008 and 2007, the Company derived 84% of its revenues from the sale of its products and 16% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales normally generate increased revenues from installation services and rental of running tools. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first six months of 2008, 21 projects representing approximately 30% of the Company’s revenues were accounted for using percentage-of-completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized on the ratio of costs incurred to the total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recognized when they first become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The Company has substantial international operations, with approximately 72% and 66% of its revenues derived from foreign sales for each of the three-month periods ended June 30, 2008 and 2007, and 70% and 65% for each of the six-month periods ended June 30, 2008 and 2007, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenues:
Product Group	83.9%	82.6%	84.4%	83.6%
Service Group	16.1	17.4	15.6	16.4

Total	100.0	100.0	100.0	100.0
Cost of sales	56.2	58.7	56.9	58.7
Selling, general and administrative expenses	10.5	10.0	10.4	10.1
Engineering and product development expenses	4.6	4.8	4.5	4.8

Operating income	28.7	26.5	28.2	26.4
Interest income	1.7	0.6	1.6	0.9
Interest expense	(0.1)	—	(0.1)	—

Income before income taxes	30.3	27.1	29.7	27.3
Income tax provision	9.3	7.7	9.0	8.0

Net income	21.0%	19.4%	20.7%	19.3%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.

Revenues.    Revenues increased by $27.8 million, or approximately 24.2%, to $142.5 million in the three months ended June 30, 2008 from $114.7 million in the three months ended June 30, 2007. The net increase resulted primarily from increased product revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $9.3 million, $9.7 million and $2.4 million, respectively. Service revenues increased by approximately $6.4 million from increased service revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $2.8 million, $1.0 million and $2.6 million, respectively. In general, the increase in revenues resulted from increased demand for the Company’s products and services realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore. The increase in service revenues is normally a result of the increase in product sales. As product revenues increase, the demand for installation services is greater and the rental of running tools also increases.

Cost of Sales.    Cost of sales increased by $19.2 million, or approximately 29.8%, to $83.7 million for the three months ended June 30, 2008 from $64.5 million for the same period in 2007. As a percentage of revenues, cost of sales were approximately 58.7% and 56.2% for each of the three-month periods ended June 30, 2008 and 2007, respectively. The increase in cost of sales as a percentage of revenues resulted primarily from changes in product mix.

Selling, General and Administrative Expenses.    For the three months ended June 30, 2008, selling, general and administrative expenses increased by approximately $2.1 million, or 17.4%, to $14.2 million from $12.1 million in the 2007 period. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance. The Company experienced approximately $1.1 million and $600,000 in foreign currency transaction gains in the second quarter of 2008 and 2007, respectively. Stock option expense for the second quarter of 2008 totaled $740,000 compared to $509,000 in the second quarter of 2007. Selling, general and administrative expenses as a percentage of revenues decreased from 10.5% in 2007 to 10% in 2008.

Engineering and Product Development Expenses.    For the three months ended June 30, 2008, engineering and product development expenses increased by approximately $1.6 million, or 30.2%, to $6.9 million from $5.3 million in the same period of 2007. This increase was primarily due to an increase in personnel and associated operating expenses. Engineering and product development expenses as a percentage of revenues increased from 4.6% in 2007 to 4.8% in 2008.

Interest Income.    Interest income for the three months ended June 30, 2008 was approximately $929,000 as compared to $2.0 million for the three-month period ended June 30, 2007. This decrease was due to a reduction in interest earned on short-term investments resulting from lower interest rates and reduced balances in short-term investments. Short-term investment balances declined primarily as a result of expenditures of $67.9 million related to the Company’s share repurchase program.

Interest expense.    Interest expense for the three months ended June 30, 2008 was $44,000 compared to $61,000 for the same period in 2007.

Income tax provision.    Income tax expense for the three months ended June 30, 2008 was $10.9 million on income before taxes of $38.6 million, resulting in an effective tax rate of approximately 28%. Income tax expense for the three months ended June 30, 2007 was $10.7 million on income before taxes of $34.8 million, resulting in an effective tax rate of approximately 31%. This decrease in the effective tax rate reflects a reduction in foreign tax rates resulting from a foreign development tax incentive.

Net Income.    Net income was approximately $27.7 million for the three months ended June 30, 2008 and $24.1 million for the same period in 2007, for the reasons set forth above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.

Revenues.    Revenues increased by $42.6 million, or approximately 18.3%, to $275.0 million in the six months ended June 30, 2008 from $232.4 million in the six months ended June 30, 2007. The net increase resulted primarily from increased product revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $25.1 million, $7.2 million and $1.4 million, respectively. Service revenues increased by approximately $8.9 million from increased service revenues in the Western Hemisphere, Eastern Hemisphere and Asia Pacific of $1.9 million, $3.7 million and $3.3 million, respectively. In general, the increase in revenues resulted from increased demand for the Company’s products and services realized on a worldwide basis as oil and gas companies have increased their levels of capital expenditures on exploration, drilling and production operations offshore. The increase in service revenues is normally a result of the increase in product sales.

Cost of Sales.    Cost of sales increased by $29.3 million, or approximately 22.2%, to $161.5 million for the six months ended June 30, 2008 from $132.2 million for the same period in 2007. As a percentage of revenues, cost of sales were approximately 58.7% and 56.9% for the six-month periods ended June 30, 2008 and 2007, respectively. The increase in cost of sales as a percentage of revenues resulted primarily from changes in product mix.

Selling, General and Administrative Expenses.    For the six months ended June 30, 2008, selling, general and administrative expenses increased by approximately $3.7 million, or 15.4%, to $27.8 million from $24.1 million in the 2007 period. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales, administration and finance. The Company experienced approximately $1.6 million and $600,000 in foreign currency transaction gains in the first six months of 2008 and 2007, respectively. Stock option expense for the first six months of 2008 totaled $1.5 million compared to $1.0 million in the first six months of 2007. Selling, general and administrative expenses as a percentage of revenues decreased from 10.4% in 2007 to 10.1% in 2008.

Engineering and Product Development Expenses.    For the six months ended June 30, 2008, engineering and product development expenses increased by $2.6 million, or approximately 24.8%, to $13.1 million from $10.5 million in the same period of 2007. This increase was due primarily to an increase in personnel and associated operating expenses. Engineering and product development expenses as a percentage of revenues increased from 4.5% in 2007 to 4.8% in 2008.

Interest Income.    Interest income for the six months ended June 30, 2008 was $2.6 million as compared to $3.7 million for the six-month period ended June 30, 2007. This decrease was due to a reduction in interest earned on short-term investments resulting from lower interest rates and reduced balances in short-term investments. Short-term investment balances declined primarily as a result of expenditures of $67.9 million related to the Company’s share repurchase program.

Interest Expense.    Interest expense for the six months ended June 30, 2008 was $102,000 compared to $158,000 for the same period in 2007.

Income tax provision.    Income tax expense for the six months ended June 30, 2008 was $21.9 million on income before taxes of $75.0 million, resulting in an effective tax rate of approximately 29%. Income tax expense for the six months ended June 30, 2007 was $21.0 million on income before taxes of $69.2 million, resulting in an effective tax rate of approximately 30%.

Net Income.    Net income was approximately $53.1 million for the six months ended June 30, 2008 and $48.2 million for the same period in 2007, for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. Recently, the Company’s principal source of funds has been cash flows from operations.

Net cash provided by operating activities was approximately $6.4 million and $41.2 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in cash flow provided by operations was principally due to increases in trade receivables and inventory in the Western Hemisphere.

Capital expenditures by the Company were $30.2 million and $9.6 million for the six months ended June 30, 2008 and 2007, respectively. The capital expenditures for the six months ended June 30, 2008 were primarily $14.3 million for machinery and equipment, $7.6 million for facilities and $7.0 million for running tools and other expenditures of $1.3 million. The capital expenditures for the six months ended June 30, 2007 were primarily $3.3 million for machinery and equipment, $1.4 million for facilities, $2.9 million for running tools and other expenditures of $2.0 million. Principal payments on long term debt were $439,000 for the six-month period ended June 30, 2008 and $425,000 for the same period in 2007. There were no new long-term borrowings during the six months ended June 30, 2008 and 2007.

In May 2008 the Company announced that its Board of Directors had authorized a share repurchase program under which the Company can repurchase up to $100 million of its common stock. As of June 30, 2008, the Company had repurchased 1,167,225 shares at an average price of $58.14 per share (including commissions) for a total of approximately $67.9 million. All repurchased shares were retired prior to the end of the second quarter.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $10 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. As of June 30, 2008, the Company had no borrowings under this facility and was in compliance with all loan covenants.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $8.0 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 5.0% at June 30, 2008, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at June 30, 2008 was approximately U.S. $2.3 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting policies. During the six months ended June 30, 2008 there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could be subject to market risks inherent to such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and to a lesser extent, the Brazilian real. The Company experienced a foreign currency pre-tax gain of approximately $1.1 million and $1.6 million during the three and six-month periods ended June 30, 2008, respectively, compared to approximately $600,000 for each of the three and six-month periods ended June 30, 2007. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the June 30, 2008 balance of approximately $2.3 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $23,000 or $5,750 per quarter.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 30 of the 2007 annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In May 2008, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company can repurchase up to $100 million of its common stock. The following table summarizes the purchases of our common stock during the three months ended June 30, 2008.

Issuer Purchase of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1-30, 2008	—	—	—	—
May 1-31, 2008	270,469	$58.17	270,469	—
June 1-30, 2008	896,756	58.13	896,756	—

Total	1,167,225	$58.14	1,167,225	$32,139,671

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Dril-Quip’s annual meeting of stockholders was held on May 15, 2008 for the purpose of electing two directors to serve for three-year terms and approving the appointment of BDO Seidman, LLP as independent registered public accountants of the Company for 2008.

1. Election of Directors

Stockholders elected J. Mike Walker and John V. Lovoi, each for a three-year term expiring at the 2011 annual meeting. The vote tabulation was as follows:

Director	Votes Cast For	Votes Cast Against Or Withhold
J. Mike Walker	38,179,843	1,102,248
John V. Lovoi	37,758,123	1,523,968

Directors continuing in office were Larry E. Reimert, Gary D. Smith, Gary L. Stone, Alexander P. Shukis and L.H. Dick Robertson.

2. Proposal approving the appointment of BDO Seidman, LLP as independent registered public accountants of the Company for 2008.

For	39,262,584
Against	10,595
Abstain	8,912

Item 5.	Other Information.

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

Date: August 7, 2008