Form 10-Q
period 2008-09-30
DRIL-QUIP INC
filed 2008-11-10
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

                            (Do not check if a smaller

                            reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of November 4, 2008, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 39,022,397.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2007	September 30, 2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$201,732	$109,320
Trade receivables, net	142,064	145,590
Inventories, net	183,031	218,786
Deferred income taxes	16,303	16,718
Prepaids and other current assets	9,468	7,303

Total current assets	552,598	497,717
Property, plant and equipment, net	141,646	162,858
Other assets	5,578	5,584

Total assets	$699,822	$666,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,078	$36,707
Current maturities of long-term debt	857	768
Accrued income taxes	7,057	5,472
Customer prepayments	38,324	33,990
Accrued compensation	10,451	11,039
Other accrued liabilities	14,639	10,784

Total current liabilities	98,406	98,760
Long-term debt	2,054	1,266
Deferred income taxes	6,867	6,541

Total liabilities	107,327	106,567
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,793,713 and 39,022,597 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	408	390
Additional paid-in capital	205,835	108,870
Retained earnings	372,561	453,101
Foreign currency translation adjustment	13,691	(2,769)

Total stockholders’ equity	592,495	559,592

Total liabilities and stockholders’ equity	$699,822	$666,159

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In thousands, except per share data)
Revenues	$130,423	$132,271	$362,806	$407,228
Cost and expenses:
Cost of sales	75,895	74,230	208,137	235,775
Selling, general and administrative	11,772	15,734	35,856	43,539
Engineering and product development	6,009	6,489	16,495	19,624

	93,676	96,453	260,488	298,938

Operating income	36,747	35,818	102,318	108,290
Interest income	2,273	497	6,022	3,130
Interest expense	(98)	(47)	(256)	(149)

Income before income taxes	38,922	36,268	108,084	111,271
Income tax provision	11,298	8,822	32,300	30,731

Net income	$27,624	$27,446	$75,784	$80,540

Earnings per common share:
Basic	$0.68	$0.70	$1.87	$2.00

Diluted	$0.67	$0.69	$1.85	$1.98

Weighted average common shares:
Basic	40,438	39,432	40,417	40,219

Diluted	41,004	39,832	40,983	40,625

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2007	2008
	(In thousands)
Operating activities
Net income	$75,784	$80,540
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,560	12,656
Stock-based compensation expense	1,580	2,267
Gain on sale of equipment	(226)	(90)
Deferred income taxes	(173)	(934)
Changes in operating assets and liabilities:
Trade receivables, net	(11,868)	(10,171)
Inventories, net	(9,316)	(44,772)
Prepaids and other assets	979	1,721
Excess tax benefits of stock option exercises	(827)	(399)
Trade accounts payable and accrued expenses	(11,293)	4,276

Net cash provided by operating activities	56,200	45,094
Investing activities
Purchase of property, plant and equipment	(17,706)	(39,365)
Proceeds from sale of equipment	277	566

Net cash used in investing activities	(17,429)	(38,799)
Financing activities
Repurchase of common stock	—	(100,038)
Principal payments on long-term debt	(635)	(646)
Proceeds from exercise of stock options	894	376
Excess tax benefits of stock option exercises	827	399

Net cash provided by (used in) financing activities	1,086	(99,909)
Effect of exchange rate changes on cash activities	(1,467)	1,202

Increase (decrease) in cash and cash equivalents	38,390	(92,412)
Cash and cash equivalents at beginning of period	135,429	201,732

Cash and cash equivalents at end of period	$173,819	$109,320

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Principles of Consolidation

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides technical advisory assistance during the installation of our products as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, our customers may rent or purchase running tools from us for use in the installation and retrieval of our products.

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2007, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2008, the results of operations for each of the three and nine-month periods ended September 30, 2008 and 2007, and the cash flows for each of the nine-month periods ended September 30, 2008 and 2007. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Cash and cash equivalents

Short-term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents. The Company invests excess cash in interest bearing accounts, money market mutual funds and funds which invest in obligations of the U.S. Treasury and repurchase agreements backed by Treasury obligations. The Company’s investment objectives include the provision of a high level of current income consistent with the preservation of capital and the maintenance of liquidity.

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $22.9 million and $19.2 million were recorded as of September 30, 2008 and December 31, 2007, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Revenue Recognition

For the majority of the Company’s product sales, revenue is recorded at the time the manufacturing process is complete and ownership is transferred to the customer. The Company does not install products for our customers, but we provide technical advisory assistance. Technical advisory assistance service revenue is recorded at the time the service is rendered. Rework and reconditioning service revenues are recorded when the refurbishment process is complete. Service revenues associated with the rental of running and installation tools are recorded as earned.

The Company uses the percentage-of-completion method on long-term project contracts pursuant to Statement of Position 81-1 “Accounting for Performance of Construction-Type and certain Production Type-Contracts”. Long-term project contracts have the following characteristics:

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

For each project, the Company prepares a detailed analysis of estimated costs, profit margin, completion date and risk factors which include availability of material, production efficiencies and other factors that may impact the project. On a quarterly basis, management reviews the progress of each project, which may result in revisions of previous estimates, including revenue recognition. The Company calculates the percent complete and applies the percentage to determine the revenues earned and the appropriate portion of total estimated costs. Losses, if any, are recorded in full in the period they first become evident. Historically, the Company’s estimates of total costs and costs to complete have approximated actual costs incurred to complete the project.

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At September 30, 2008 and December 31, 2007, receivables included $46.5 million and $18.1 million of unbilled receivables, respectively. For the nine months ended September 30, 2008, 23 projects representing approximately 26% of the Company’s total revenue and approximately 32% of its product revenues were accounted for using percentage-of-completion accounting.

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

In addition, the Company invests excess cash in interest bearing accounts, money market mutual funds and funds which invest in obligations of the U.S. Treasury and repurchase agreements backed by Treasury obligations. Changes in the financial markets and interest rates could affect the interest earned on short-term investments.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes the rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company to include unrealized gains or losses on foreign currency translation adjustments in other comprehensive income. Generally, gains are attributed to a weakening U.S. dollar and losses are the result of a strengthening U.S. dollar.

The following table provides comprehensive income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In thousands)
Net income	$27,624	$27,446	$75,784	$80,540
Foreign currency translation adjustment	1,855	(18,996)	6,453	(16,460)

Comprehensive income	$29,479	$8,450	$82,237	$64,080

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In thousands)		(In thousands)
Number of common shares outstanding at end of period	40,439	39,023	40,439	39,023
Effect of using weighted average common shares outstanding	(1)	409	(22)	1,196

Weighted average basic common shares outstanding	40,438	39,432	40,417	40,219
Dilutive effect of common stock options	566	400	566	406

Weighted average diluted common shares outstanding	41,004	39,832	40,983	40,625

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) replaces Statement No. 141, “Business Combinations”. The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations when the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS 141(R) on January 1, 2009 for business combinations we engage in on or after this date.

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

3.	Stock-Based Compensation and Stock Option Awards

During the three and nine months ended September 30, 2008, the Company recognized $770,000 and $2.3 million, respectively, of compensation expense compared to $534,000 and $1.6 million, respectively, for the three and nine months ended September 30, 2007. Compensation expense is reported as selling, general and administrative expense, in the accompanying Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three and nine months ended September 30, 2008 and 2007. During the three and nine months ended September 30, 2008 and 2007, there were no stock options granted. On October 28, 2008, the Nominating, Governance and Compensation Committee of the board of directors of the Company granted options to purchase an aggregate of 408,123 shares of Common Stock pursuant to the 2004 Plan to certain officers and employees of the Company. Refer to Note 12 of the Company’s 2007 Form 10-K for additional information regarding stock-based compensation plans.

4.	Inventories

Inventories consist of the following:

	December 31, 2007	September 30, 2008
	(In thousands)
Raw materials and supplies	$42,138	$52,503
Work in progress	47,327	63,488
Finished goods	112,793	125,726

	202,258	241,717
Less: allowance for obsolete and excess inventory	(19,227)	(22,931)

	$183,031	$218,786

5.	Geographic Areas

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In thousands)		(In thousands)
Revenues:
Western Hemisphere:
Products	$49,786	$55,651	$144,903	$175,858
Services	9,994	11,539	29,297	32,698
Intercompany	13,315	12,945	49,522	49,757

Total	$73,095	$80,135	$223,722	$258,313

Eastern Hemisphere
Products	$40,308	$31,439	$110,988	$109,342
Services	9,891	10,287	23,685	27,788
Intercompany	683	395	1,965	1,382

Total	$50,882	$42,121	$136,638	$138,512

Asia – Pacific
Products	$18,893	$21,443	$49,278	$53,215
Services	1,551	1,912	4,655	8,327
Intercompany	904	4,545	5,420	5,921

Total	$21,348	$27,900	$59,353	$67,463

Summary
Products	$108,987	$108,533	$305,169	$338,415
Services	21,436	23,738	57,637	68,813
Intercompany	14,902	17,885	56,907	57,060
Eliminations	(14,902)	(17,885)	(56,907)	(57,060)

Total	$130,423	$132,271	$362,806	$407,228

Income before income taxes:
Western Hemisphere	$18,382	$12,795	$59,705	$58,819
Eastern Hemisphere	8,661	9,596	22,201	27,467
Asia – Pacific	8,226	12,156	22,452	24,512
Eliminations	3,653	1,721	3,726	473

Total	$38,922	$36,268	$108,084	$111,271

	December 31, 2007	September 30, 2008
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$125,914	$147,837
Eastern Hemisphere	29,169	28,308
Asia – Pacific	15,496	16,978
Eliminations	(23,355)	(24,681)

Total	$147,224	$168,442

	December 31, 2007	September 30, 2008
	(In thousands)
Total Assets:
Western Hemisphere	$463,528	$403,742
Eastern Hemisphere	167,128	159,498
Asia – Pacific	78,494	111,940
Eliminations	(9,328)	(9,021)

Total	$699,822	$666,159

6.	Fair Value of Financial Instruments

On January 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures under fair value measurements. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), we will defer the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at a fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of SFAS 157 did not have an effect on our fair value measurements. We did not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of September 30, 2008. Cash and cash equivalents include money market funds which are carried at cost.

7.	Share Repurchase Plan

In May 2008, the Company’s Board of Directors approved a share repurchase program of up to $100 million of the Company’s common stock. During the third quarter of 2008, the Company repurchased 632,703 shares at an average price of $50.86 per share (including commissions). As of September 30, 2008, 1,799,928 shares have been repurchased for a total of approximately $100 million at an average price of $55.58 per share (including commissions.) All repurchased shares were subsequently retired. As of September 30, 2008, there were no amounts remaining available under this program.

8.	Commitments and Contingencies

In 2006, the Company entered into a contract in the amount of approximately $47 million with MPF Corp. Ltd. (“MPF”) under which the Company was to construct risers and related equipment to be installed on an offshore drill ship being constructed for MPF. MPF and its affiliates filed a Chapter 11 bankruptcy case in September 2008 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. Under the Bankruptcy Code, at some point MPF must either assume this contract or reject it. Since MPF is not required to make a decision on the handling of the contract right away, we cannot assure you when our rights under the contract will be clarified. Currently, the Company has possession of all the raw materials purchased to date and work-in-progress under the contract. At the time of the bankruptcy filing, the Company had recognized approximately $20 million in revenues under the contract and had received payments of approximately $16 million. No revenue was recognized during the three-month period ended September 30, 2008. The Company believes the remaining $4 million of unpaid receivables will be realized through the workings of the contract or through its interest in the partially constructed inventory. While the Company has made filings in the bankruptcy proceedings that it believes are appropriate to protect its rights, there can be no assurance that the Company will be able to receive the expected benefits of the contract with MPF. While the Company does not expect the outcome of this matter to have a material adverse effect on the Company’s operations, financial position or cash flows, the Company may be required to write down or forfeit some portion of the revenues recognized to date if it becomes probable that the Company will not receive such funds.

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

Overview and Industry Outlook

Dril-Quip designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environment and severe service applications. The Company designs and manufactures subsea equipment, surface equipment and offshore rig equipment for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip also provides technical advisory assistance during the installation of our products, reconditioning services and rental of running and installation tools for use in connection with the installation and retrieval of our products.

Both the market for offshore drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. In general, increases in oil and gas prices, rig counts and new rig construction result in an increase in demand for our products and services.

Oil (West Texas Intermediate Cushing Crude Oil Spot Price) and natural gas (Henry Hub Natural Gas Spot Price) prices are listed below as averages of the daily closing prices during each of the periods covered by this report:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Oil ($/Bbl)	$75.26	$118.25	$66.16	$113.54
Natural gas ($/mmBtu)	6.24	8.98	7.02	9.75

Oil prices averaged $113.54/Bbl for the nine months ended September 30, 2008 compared to $66.16/Bbl during the same period in 2007, which represents a 72% increase. For the three months ended September 30, 2008 and 2007 the average price of oil was $118.25/Bbl and $75.26/Bbl, respectively. In mid July 2008, oil prices spiked to $145.66/Bbl and ended the quarter at $100.64/Bbl. Gas prices increased 39% from an average of $7.02/mmBtu for the nine months ended September 30, 2007 to an average of $9.75 for the same period in 2008. For the three months ended September 30, 2008 gas prices averaged $8.98/mmBtu compared to $6.24/mmBtu for the same period in 2007. At the end of October 2008, the price of oil had dropped to $67.81/Bbl and gas prices had declined to $6.75/mmBtu. Any further declines in hydrocarbon prices could adversely affect the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore, which could have an adverse impact on the Company’s financial condition and results of operations.

In its October 2008 Oil Market Report, the International Energy Agency reduced their outlook for oil demand by 240,000 barrels per day for 2008 and 440,000 barrels per day for 2009. According to report, world oil demand is expected to average 86.5 million barrels a day in 2008, which is a 0.5% increase over 2007, and 87.2 million barrels a day in 2009, an increase of 0.8% over 2008. According to the October 2008 release of the Short-Term Energy and Winter Fuels Outlook published by the Energy Information Administration of the U.S. Department of Energy, the current slowdown in economic growth is contributing to the recent decline in oil demand and the steep decline in prices since July 2008. Oil markets are expected to remain relatively tight because of sluggish production growth and oil prices are expected to remain very volatile. Such downward revisions could negatively impact our revenues. However, our backlog as of September 30, 2008 of $528 million remains high compared to our backlog of $457 million at the end of September 2007. Our reported backlog as of September 30, 2008 includes $27 million related to the MPF contract discussed in Note 8 to our condensed consolidated financial statements included in Item 1 of Part 1 of this report.

Detailed below is the average contracted rig count for our geographic regions for the three and nine months ended September 2007 and 2008. The rig count data includes floating rigs (semi-submersibles and drill ships) and jack-ups obtained from the ODS – Petrodata RigBase data base. We have included only these types of rigs as they are the primary end users of our products.

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Western Hemisphere	180	189	183	187
Eastern Hemisphere	165	163	162	161
Asia-Pacific	221	244	217	236

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling.

We believe that the number of rigs (semi- submersibles, jack-ups and drill ships) under construction impacts our revenue because our customers generally order some of our products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact our backlog. According to ODS-Petrodata, at the end of September 2007, there were 143 rigs under construction compared to 182 at the end of September 2008, which represents an increase of 27%.

Revenues.    Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance during the installation of our products, reconditions customer owned products or rents running tools for installation and retrieval of our products. For each of the nine-month periods ended September 30, 2008 and 2007, the Company derived 83% and 84%, respectively, of its revenues from the sale of its products and 17% and 16%, respectively, of its revenues from services. Product contracts are negotiated and sold separately from service contracts. In addition, service contracts are not included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for product revenues and service revenues is generally based on world-wide economic conditions in the offshore oil and gas industry, and is not based on a specific relationship between the two types of contracts. Substantially all of Dril-Quip’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the nine months ended September 30, 2008, 23 projects representing approximately 26% of the Company’s total revenue and approximately 32% of its product revenues were accounted for using percentage-of-completion accounting. This percentage may fluctuate in the future. For revenues accounted for under the percentage-of-completion method, the Company calculates the percentage complete and applies the percentage to determine earned revenues and the appropriate portion of total estimated costs. Losses, if any, are recognized when they first become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The Company has substantial international operations, with approximately 65% and 67% of its revenues derived from foreign sales for each of the three-month periods ended September 30, 2008 and 2007, and 68% and 66% for each of the nine-month periods ended September 30, 2008 and 2007, respectively.

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

Income Tax Provision.    Dril-Quip’s effective income tax rate has historically been lower than the statutory rate primarily due to foreign income tax rate differentials, research and development credits and deductions related to domestic production activities.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of income data expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenues:
Products	83.6%	82.1%	84.1%	83.1%
Services	16.4	17.9	15.9	16.9

Total	100.0	100.0	100.0	100.0
Cost of sales	58.2	56.1	57.4	57.9
Selling, general and administrative expenses	9.0	11.9	9.9	10.7
Engineering and product development expenses	4.6	4.9	4.5	4.8

Operating income	28.2	27.1	28.2	26.6
Interest income	1.7	0.3	1.7	0.8
Interest expense	(0.1)	—	(0.1)	—

Income before income taxes	29.8	27.4	29.8	27.4
Income tax provision	8.6	6.7	8.9	7.6

Net income	21.2%	20.7%	20.9%	19.8%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.

Revenues.    Revenues increased by $1.9 million, or approximately 1.5%, to $132.3 million in the three months ended September 30, 2008 from $130.4 million in the three months ended September 30, 2007. Product revenues decreased by approximately $400,000 in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Of the Company’s total product revenues, product revenues in the Eastern Hemisphere dropped by $8.9 million partially offset by increased product sales in the Western Hemisphere of $5.9 million and Asia-Pacific region of $2.6 million. Product revenues in the Eastern Hemisphere fell primarily as a result of reduced levels of operations by our customers in Nigeria and as a result of a stronger U.S. dollar. Product revenues in the Western Hemisphere were impacted as a result of Hurricane Ike which caused temporary disruptions in both manufacturing operations and shipments from our Houston-area facilities. Service revenues increased by approximately $2.3 million largely from increased service revenues in the Western Hemisphere of $1.5 million and $400,000 in each of the Eastern Hemisphere and Asia-Pacific regions. Substantially all of the increase in service revenues resulted from increases in revenues related to technical advisory assistance.

Cost of Sales.    Cost of sales decreased by $1.7 million, or approximately 2.2%, to $74.2 million for the three months ended September 30, 2008 from $75.9 million for the same period in 2007. As a percentage of revenues, cost of sales were approximately 56.1% and 58.2% for the three-month periods ended September 30, 2008 and 2007, respectively. The decrease in cost of sales as a percentage of revenues resulted from higher absorption of manufacturing overhead expenses.

Selling, General and Administrative Expenses.    For the three months ended September 30, 2008, selling, general and administrative expenses increased by approximately $3.9 million, or approximately 33.1%, to $15.7 million from $11.8 million in the 2007 period. The Company experienced approximately $850,000 in foreign currency transaction losses and $1.4 million in foreign currency transaction gains in the third quarter of 2008 and 2007, respectively. Increased labor and overhead expenses resulting from increased staffing levels and annual pay rate increases in the areas of sales, administration and finance accounted for an increase of $1.2 million. Stock option expense for the third quarter of 2008 totaled $770,000 compared to $534,000 in the third quarter of 2007. Selling, general and administrative expenses as a percentage of revenues increased from 9.0% in 2007 to 11.9% in 2008.

Engineering and Product Development Expenses.    For the three months ended September 30, 2008, engineering and product development expenses increased by approximately $500,000, or 8.3%, to $6.5 million from $6.0 million in the same period of 2007. This increase was primarily due to annual pay rate increases and increases in personnel and associated operating expenses of $400,000. Engineering and product development expenses as a percentage of revenues increased from 4.6% in 2007 to 4.9% in 2008.

Interest Income.    Interest income for the three months ended September 30, 2008 was approximately $497,000 as compared to $2.3 million for the three-month period ended September 30, 2007. This decrease was due to a reduction in interest earned on short-term investments resulting from lower interest rates and reduced balances in short-term investments. Due to the global financial crisis, the Company has transferred the majority of its short-term investments to funds backed by U.S. Treasury obligations, which normally earn lower interest rates than money market funds. Short-term investment balances declined primarily as a result of expenditures of $100 million related to the Company’s share repurchase program.

Interest expense.    Interest expense for the three months ended September 30, 2008 was $47,000 compared to approximately $98,000 for the same period in 2007.

Income tax provision.    Income tax expense for the three months ended September 30, 2008 was $8.8 million on income before taxes of $36.3 million, resulting in an effective income tax rate of approximately 24%. Income tax expense for the three months ended September 30, 2007 was $11.3 million on income before taxes of $38.9 million, resulting in an effective tax rate of approximately 29%. This decrease in the effective tax rate reflects a decrease in foreign tax rates resulting from a foreign development tax incentive and the pre-tax contribution from each geographic region and its related income tax rate.

Net Income.    Net income was approximately $27.4 million for the three months ended September 30, 2008 and $27.6 million for the same period in 2007, for the reasons set forth above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.

Revenues.    Revenues increased by $44.4 million, or approximately 12.2%, to $407.2 million in the nine months ended September 30, 2008 from $362.8 million in the nine months ended September 30, 2007. Product revenues in the Western Hemisphere and Asia-Pacific increased by $31.0 million and $3.9 million, respectively, offset by a slight decrease of $1.6 million in the Eastern Hemisphere. In general, the increase in revenues resulted from increased demand for the Company’s products as oil and gas companies increased their levels of capital expenditures on exploration, drilling and production operations offshore. Service revenues increased by approximately $11.2 million from increased service revenues in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific of $3.4 million, $4.1 million and $3.7 million, respectively. On a world-wide basis, this increase in service revenue resulted from increases of $4.3 million in technical advisory assistance, $3.6 million in rental of running tools and $3.3 million in reconditioning services.

Cost of Sales.    Cost of sales increased by $27.7 million, or approximately 13.3%, to $235.8 million for the nine months ended September 30, 2008 from $208.1 million for the same period in 2007. As a percentage of revenues, cost of sales were approximately 57.9% and 57.4% for the nine-month periods ending September 30, 2008 and 2007, respectively. The increase in cost of sales as a percentage of revenues resulted primarily from changes in product mix and higher absorption of manufacturing overhead expenses.

Selling, General and Administrative Expenses.    For the nine months ended September 30, 2007, selling, general and administrative expenses increased by approximately $7.6 million, or 21.2%, to $43.5 million from $35.9 million in the 2007 period. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses of $4.8 million resulting from increased staffing levels and annual pay rate increases in the areas of sales, administration and finance. The Company experienced approximately $800,000 and $2.0 million in foreign currency transaction gains for the first nine months of 2008 and 2007, respectively. Stock option expense for the first nine months of 2008 totaled $2.3 million compared to $1.6 million in the first nine months of 2007. Selling, general and administrative expenses as a percentage of revenues increased from 9.9% in 2007 to 10.7% in 2008.

Engineering and Product Development Expenses.    For the nine months ended September 30, 2008, engineering and product development expenses increased by $3.1 million, or approximately 18.8%, to approximately $19.6 million from $16.5 million in the same period of 2007. This increase was due primarily to annual pay rate increases and increases in personnel and associated operating expenses. Engineering and product development expenses as a percentage of revenues increased from 4.5% in 2007 to 4.8% in 2008.

Interest Income.    Interest income for the nine months ended September 30, 2008 was $3.1 million as compared to $6.0 million for the nine-month period ended September 30, 2007. This decrease was due to a reduction in interest earned on short-term investments resulting from lower interest rates and reduced balances in short-term investments. Due to the global financial crisis, the Company has transferred the majority of its short-term investments to funds backed by U.S. Treasury obligations, which normally earn lower interest rates than money market funds. Short-term investment balances declined primarily as a result of expenditures of $100 million related to the Company’s share repurchase program.

Interest Expense.    Interest expense for the nine months ended September 30, 2008 was $149,000 compared to $256,000 for the same period in 2007.

Income tax provision.    Income tax expense for the nine months ended September 30, 2008 was $30.7 million on income before taxes of $111.3 million, resulting in an effective income tax rate of approximately 28%. Income tax expense for the nine months ended September 30, 2007 was $32.3 million on income before taxes of

$108.1 million, resulting in an effective income tax rate of approximately 30%. This decrease in the effective tax rate reflects a decrease in foreign tax rates resulting from a foreign development tax incentive and the pre-tax contribution from each geographic region and its related income tax rate.

Net Income.    Net income was approximately $80.5 million for the nine months ended September 30, 2008 and $75.8 million for the same period in 2007, for the reasons set forth above.

Liquidity and Capital Resources

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. Recently, the Company’s principal sources of funds have been cash flows from operations.

During the nine months ended September 30, 2008, the Company generated $45.1 million of cash from operations as compared to $56.2 million for the same period in 2007. The primary reasons for the decrease were the changes in working capital during the first nine months of 2008 as compared to the same period in 2007, offset by the increase in earnings during the first nine months of 2008. Net income through September 30, 2008 totaled $80.5 million, an increase of $4.7 million over the same period in 2007. Cash totaling approximately $49.3 million was utilized during the first nine months of 2008 to increase working capital, compared to a $32.3 million increase in working capital during the same period in 2007. The increase in working capital during the first nine months of 2008 primarily reflected higher levels of inventories due to a $99 million increase in backlog. Also, an increase in accounts receivables of $10.1 million was largely due to increases in unbilled project receivables.

Capital expenditures by the Company were $39.4 million and $17.7 million for the nine months ended September 30, 2008 and 2007, respectively. As part of the Company’s ongoing manufacturing capacity expansion plan, capital expenditures for the nine months ended September 30, 2008 included $13.7 million for machinery and equipment and $14.9 million for facilities. Capital expenditures also included $8.4 million for running tools and other expenditures of $2.4 million. The capital expenditures for the nine months ended September 30, 2007 were primarily $8.4 million for machinery and equipment, $7.0 million for facilities and $2.3 million for running tools. Principal payments on long term debt were $646,000 for the nine-month period ended September 30, 2008 and $635,000 for the same period in 2007.

In May 2008 the Company announced that its Board of Directors had authorized a share repurchase program under which the Company could repurchase up to $100 million of its common stock. As of September 30, 2008, the Company had repurchased 1,799,928 shares at an average price of $55.58 per share (including commissions) for a total of approximately $100 million. All repurchased shares have been retired. This completes the share repurchase program as authorized by the Board of Directors.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $10 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. As of September 30, 2008, the Company had no borrowings under this facility and was in compliance with all loan covenants.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $7.0 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 5.00% at September 30, 2008, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at September 30, 2008 was approximately U.S. $1.8 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting policies. During the nine months ended September 30, 2008 there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could be subject to market risks inherent to such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and to a lesser extent, the Brazilian real. The Company experienced pre-tax foreign currency losses of approximately $850,000 for the three month period ended September 30, 2008 and $800,000 pre-tax foreign currency gains during nine month period ended September 30, 2008, respectively, compared to $1.4 million and $2.0 million pre-tax foreign currency gain for the three and nine month periods ended September 30, 2007, respectively. Historically, the Company’s foreign currency gain and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the September 30, 2008 balance of approximately $1.8 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $18,000 or $4,500 per quarter.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in the

Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 30 of the 2007 Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 8 to the condensed consolidated financial statements included in Item 1 of Part I of this report, as well as “Legal Proceedings” in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position.

Item 1A.	Risk Factors.

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. The current uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders included in our backlog or adversely affect the collectability of our receivables. If the crisis reduces the availability of credit to our customers, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial condition. Although we do not currently anticipate a need to access the credit markets in the short term, a prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2008, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company could repurchase up to $100 million of its common stock. The following table summarizes the purchases of our common stock during the three months ended September 30, 2008. As of September 30, 2008, we had completed the share repurchase program.

Issuer Purchase of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1-31, 2008	—	$—	—	—
August 1-31, 2008	241,831	52.46	241,831	—
September 1-30, 2008	390,872	49.87	390,872	—

Total	632,703	$50.86	632,703	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Dril-Quip, Inc. (the “Company” or Dril-Quip”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

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

Date: November 7, 2008