Form 10-K
period 2008-12-31
DRIL-QUIP INC
filed 2009-02-27
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2008, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,876,500,000 based on the closing price of such stock on such date of $63.00.

At February 16, 2009, the number of shares outstanding of registrant’s Common Stock was 39,022,597.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in this report and the following:

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	uncertainties associated with the United States and worldwide economies;

•	uncertainties regarding political tensions in the Middle East and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•

operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	control by certain stockholders;

•	impact of environmental matters;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	the worldwide financial crisis;

•	access to capital markets; and

•	war and terrorist acts.

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

General

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip’s customers may rent or purchase running tools from the Company for use in the installation and retrieval of its products.

Dril-Quip has developed its broad line of subsea equipment, surface equipment and offshore rig equipment primarily through its internal product research and development efforts. The Company believes that it has achieved significant market share and brand name recognition with respect to its established products due to the technological capabilities, reliability, cost effectiveness and operational timesaving features of these products.

The Company’s operations are organized into three geographic segments: Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three headquarter locations as well as Macae, Brazil. The Company maintains additional facilities for fabrication and/or reconditioning in Norway, Denmark, and Australia. The Company’s manufacturing operations are vertically integrated, allowing it to perform substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; Dril-Quip do Brasil LTDA (DQB), located in Macae, Brazil; and Dril-Quip Holdings Pty Ltd. (DQH), located in Perth, Australia. Dril-Quip (Nigeria) Ltd. is located in Port Harcourt, Nigeria and Dril-Quip Egypt for Petroleum Services S.A.E. is located in Alexandria, Egypt. Both are wholly owned subsidiaries of DQE. For additional discussion of our geographic segments, please see Note 11 of Notes to Consolidated Financial Statements.

Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2008 the Company generated approximately 69% of its revenues from foreign sales compared to 69% and 65% in 2007 and 2006, respectively.

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

Any stockholder, who so requests, may obtain a printed copy of any of these documents from the Company. Changes in or waivers to our Code of Business Conduct and Ethical Practices involving directors and executive officers of the Company will be posted on our website within five business days and maintained for at least twelve months.

Industry Overview and Outlook

Both the market for offshore drilling and production equipment and services and the Company’s business are substantially dependent on the financial condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. The level of capital expenditures has generally been dependent upon the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, and the ability of OPEC and other producing nations to set and maintain production levels and prices. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the sale and expiration dates of offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. In general, increases in oil and gas prices, rig counts and new rig construction result in an increase in demand for the Company’s products and services.

Increasing oil and gas prices from 2005 through mid-2008 resulted in oil operators increasing capital spending for both exploration and development programs. As various geopolitical issues have limited the ability of oil and gas companies to invest in certain geographic areas, such as Russia and the Middle East, an increasing amount of this capital spending was in the deepwater areas in which the Company operates. However, in mid-2008, oil and gas prices began to decline. This decline has resulted in reduced capital spending by some oil and gas companies and may result in additional reductions in capital spending. We expect that the need for specialized products will continue and to date, we have not seen a material dropoff in demand for our products during this volatile market period. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

Products and Services

Products

Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. The Company derived approximately 84% of its revenues from the sale of its products in each of 2006, 2007 and 2008. The Company’s products are used to explore for oil and gas on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, TLPs, Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers (called tension legs). A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter that is anchored in place (like a Spar buoy). FPSOs are floating production, storage and offloading monohull moored vessels.

Subsea Equipment. Subsea equipment is used in the drilling and production of offshore oil and gas wells around the world. Included in the subsea equipment product line are subsea wellheads, mudline hanger systems, specialty connectors and associated pipe, subsea production trees, liner hangers, subsea control systems and subsea manifolds.

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

A liner hanger is used to hang-off and seal casing into a previously installed casing string in the well bore, and can provide a means of tying back the liner for production to surface. Dril-Quip has developed a state-of-the-art liner hanger system and has installed its liner hangers in a number of difficult well applications, resulting in improved industry recognition and market opportunities.

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

Offshore Rig Equipment. Offshore rig equipment includes drilling and completion riser systems, wellhead connectors and diverters. The drilling riser system consists of (i) lengths of riser pipe and associated riser connectors that secure one to another; (ii) the telescopic joint, which connects the entire drilling riser system to the diverter at the rig and provides a means to compensate for vertical motion of the rig relative to the ocean floor; and (iii) the wellhead connector, which provides a means for remote connection and disconnection of the drilling riser system to and from the blowout preventer stack. Completion risers provide a vertical conduit from the subsea wellhead to a TLP, Spar or FPSO. The wellhead connector also provides remote connection/disconnection of the blowout preventer stack, production tree or production riser to/from the wellhead. Diverters are used to provide protection from shallow gas blowouts and to divert gases off of the rig during the drilling operation.

Wellhead connectors and drilling and production riser systems are also used on both TLPs and Spars, which are being installed more frequently in deepwater applications. The principal markets for offshore rig equipment are new rigs, rig upgrades, TLPs and Spars. Diverters, drilling and production risers and wellhead connectors are generally designed and manufactured to customer specifications.

Certain products of the Company are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. See “Item 1A. Risk Factors—Our business involves numerous operating hazards that may not be covered by insurance. The occurrence of an event not fully covered by insurance could have a material adverse effect on the financial conditions and results of operations.”

Services

Services provided by Dril-Quip include technical advisory services, reconditioning of its products which are customer-owned, and rental of running tools for installation and retrieval of its products. These services are provided from the Company’s worldwide locations and represented approximately 16% of revenues in each of 2006, 2007 and 2008.

Technical Advisory. Dril-Quip does not install products for its customers, but provides technical advisory assistance to the customer, if requested, in the installation of its products. The customer is not obligated to utilize these services and may use its own personnel or a third party to perform these services. Technical advisory services performed by the Company are negotiated and sold separately from the Company’s products. These services are not a prerequisite to the sale of the Company’s products as its products are fully functional on a stand alone basis. The Company’s technicians provide assistance in the onsite installation of the Company’s products and are available on a 24-hour call out from the Company’s facilities located in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Singapore; Perth, Australia; and Macae, Brazil.

Reconditioning. The Company provides reconditioning of its products at its facilities in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Singapore; and Macae, Brazil. The Company does not service, repair or recondition its competitors’ products.

Rental. The Company rents running and installation tools for use in installing its products. These tools are used to install and retrieve the Company’s products which are purchased by customers. Rental or purchase of running tools is not a condition of the sale of the Company’s products and are contracted for separately from product sales and other services offered by the Company. Running tools are available from Dril-Quip’s locations in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Beverwijk, Holland; Singapore; Perth, Australia; Tianjin, China; and Macae, Brazil.

Manufacturing

Dril-Quip has major manufacturing facilities in Houston, Texas; Aberdeen, Scotland; Macae, Brazil; and Singapore. Each location conducts a broad variety of processes, including machining, fabrication, inspection, assembly and testing. The Houston facility provides forged and heat treated products to all the major manufacturing facilities.

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

The Company’s manufacturing process is vertically integrated, producing in house, a majority of its forging requirements and essentially all of its heat treatment, machining, fabrication, inspection, assembly and testing. The Company’s primary raw material is cast steel ingots, from which it produces steel shaped forgings at its forging and heat treatment facility. The Company routinely purchases steel ingots from approximately five suppliers on a purchase order basis and does not have any long-term supply contracts. The Company’s Houston facility provides forgings and heat treatment for its Aberdeen, Macae and Singapore facilities. The Company’s major competitors depend on outside sources for all or a substantial portion of their forging and heat treatment requirements. The Company has made significant capital investments in developing its vertically integrated manufacturing capability. Prolonged periods of low demand in the market for offshore drilling and production equipment could have a greater effect on the Company than on certain of its competitors that have not made such large capital investments in their facilities.

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

The Company is not dependent on any one customer or group of customers. In 2006 and 2007, the Company’s top 15 customers represented approximately 61% and 51%, respectively of total revenues, with no customer accounting for more than 10% of the Company’s total revenues. In 2008, the Company’s top 15 customers represented approximately 45% of total revenues, with no customer accounting for more than 10% of the Company’s total revenues. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to offshore exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

Backlog

Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $336 million and $429 million at December 31, 2006 and 2007, respectively, compared to $603 million at December 31, 2008, an increase of $267 million and $174 million or 79% and 41%, respectively. This increase in backlog was primarily due to continued demand for the Company’s products. The Company expects to fill approximately 65% of the December 31, 2008 backlog by December 31, 2009. The remaining backlog at December 31, 2008 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. Our reported backlog at December 31, 2008 excludes $27 million related to the MPF contract discussed in Note 9 of Notes to Consolidated Financial Statements.

The Company can give no assurance that backlog will remain at current levels. Sales of the Company’s products are affected by prices for oil and natural gas, which fluctuated significantly between 2005 and today. Additional future declines in oil and natural gas prices could reduce new customer orders, possibly causing a decline in the Company’s future backlog. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have not been significant to the Company’s overall operating results.

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

A portion of the Company’s business consists of designing, manufacturing and selling equipment, as well as offering technical advisory assistance during installation of the equipment, for major projects pursuant to competitive bids. The number of such projects in any year fluctuates. The Company’s profitability on such projects is critically dependent on making accurate and cost effective bids and performing efficiently in accordance with bid specifications. Various factors can adversely affect the Company’s performance on individual projects, with potential material adverse effects on project profitability.

Product Development and Engineering

The technological demands of the oil and gas industry continue to increase as offshore exploration and drilling expand into more hostile environments. Conditions encountered in these environments include well pressures of up to 15,000 psi (pounds per square inch), mixed flows of oil and gas under high pressure that may also be highly corrosive and water depths in excess of 10,000 feet. Since its founding, Dril-Quip has actively engaged in continuing product development to generate new products and improve existing products. When developing new products, the Company typically seeks to design the most technologically advanced version for a particular application to establish its reputation and qualification in that product. Thereafter, the Company leverages its expertise in the more technologically advanced product to produce less costly and complex versions of the product for less demanding applications. The Company also focuses its activities on reducing the overall cost to the customer, which includes not only the initial capital cost but also operating and installation costs associated with its products.

The Company has continually introduced new products and product enhancements since its founding in 1981. In the 1990s, the Company introduced a series of new products, including diverters, wellhead connectors, SingleBoreTM subsea trees, improved severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling risers and TLP and Spar production riser systems. Since the year 2000, Dril-Quip has introduced multiple new products including liner hangers, subsea control systems and subsea manifolds.

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

Competition

Dril-Quip faces significant competition from other manufacturers and suppliers of exploration and production equipment. Several of its primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than those of the Company and which, in many instances, have been engaged in the manufacturing business for a much longer period of time than the Company. The Company competes principally with Vetco Gray, a GE oil and gas business, and the petroleum production equipment segments of Cameron International Corporation, FMC Technologies, Inc. and Aker Kvaerner.

Because of their relative size and diversity of products, several of the Company’s competitors have the ability to provide “turnkey” services for offshore drilling and production applications, which enables them to use their own products to the exclusion of Dril-Quip’s products. See “Item 1A. Risk Factors—We may be unable to successfully compete with other manufacturers of drilling and production equipment.” The Company also competes to a lesser extent with a number of other companies in various products. The principal competitive factors in the petroleum drilling and production equipment markets are quality, reliability and reputation of the product, price, technology, service and timely delivery.

Employees

The total number of the Company’s employees as of December 31, 2008 was 2,051. Of these, 1,230 were located in the United States. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

Our principal stockholders, Larry E. Reimert, Gary D. Smith and J. Mike Walker and certain entities they control, beneficially own approximately 25% of our common stock and are able to exert significant control over us. The collective ownership of Messrs. Reimert, Smith and Walker may have the effect of delaying or preventing a change of control. In addition, our principal stockholders are generally not prohibited from selling their interest in us to a third party.

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

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Although hydrocarbon prices improved in recent years until mid-2008 and the level of offshore exploration, drilling and production activity increased during that period, we cannot assure you that such price and activity levels will be sustained and that there will not be continued volatility in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on our results of operations.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. The current uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders included in our backlog or adversely affect the collectability of our receivables. If the crisis reduces the availability of credit to our customers, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial condition. Additionally, the current economic situation could have an impact on our suppliers, causing them to be unable to meet their obligations to us. Although we do not currently anticipate a need to access the credit markets in the short term, a prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs.

Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our operations or financial condition.

We have substantial international operations, with approximately 65%, 69% and 69% of our revenues derived from foreign sales in each of 2006, 2007 and 2008, respectively. We operate our business and market our products and services in all of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

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

As a result of our international operations, we are subject to taxation in many jurisdictions. Therefore, the final determination of our tax liabilities involves the interpretation of the statutes and requirements of taxing authorities worldwide. Foreign income tax returns of foreign subsidiaries and related entities are routinely examined by foreign tax authorities. These tax examinations may result in assessments of additional taxes or penalties or both. Please see “Item 3. Legal Proceedings” for a description of our current dispute regarding a tax assessment in Brazil.

Our excess cash is invested in various financial instruments which may subject us to potential losses.

We invest excess cash in various financial instruments including interest bearing accounts, money market mutual funds and funds which invest in U.S. Treasury obligations and repurchase agreements backed by Treasury obligations. However, changes in the financial markets, including interest rates, as well as the performance of the issuers, can affect the market value of our short-term investments.

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

Our products are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. A catastrophic occurrence at a location where our equipment and/or services are used may expose us to substantial liability for personal injury, wrongful death, product liability or commercial claims. To the extent available, we maintain insurance coverage that we believe is customary in the industry. Such insurance does not, however, provide coverage for all liabilities, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our results of operations, financial position and cash flows.

We may lose money on fixed-price contracts.

A portion of our business consists of the designing, manufacturing and selling of our equipment for major projects pursuant to competitive bids, and is performed on a fixed-price basis. Under these contracts, we are typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested changes in order specifications. Our actual costs and any gross profit realized on these fixed-price contracts will often vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:

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

Revenues and profits on long-term project contracts are recognized on a percentage-of-completion method. We calculate the percent complete and apply the percentage to determine revenues earned and the appropriate portion of total estimated costs. Accordingly, purchase order price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we would have to recognize a charge against current earnings, which could be significant depending on the size of the project or the adjustment.

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

Our operations and the operations of our customers are also subject to federal, state, local and foreign laws and regulations relating to the protection of the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. We are required to invest financial and managerial resources to comply with environmental laws and regulations and anticipate that we will continue to be required to do so in the future. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. The modification of existing laws or regulations or the adoption of new laws or regulations imposing more stringent environmental restrictions could adversely affect our operations.

These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Some environmental laws and regulations provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws and regulations also may expose us to liability for the conduct of or conditions caused by others, or for our acts that were in compliance with all applicable laws and regulations at the time such acts were performed. Any of these laws and regulations could result in claims, fines or expenditures that could be material to results of operations, financial position and cash flows.

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

Our principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a portion of our customer base. In 2007, our top 15 customers represented approximately 51% of total revenues, with no customer accounting for more than 10% of our total revenues. In 2008, our top 15 customers represented approximately 45% of total revenues, with no customer accounting for more than 10% of our total revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations, financial position and cash flows.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Major Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas
—Hempstead Highway	175,000	15.0	Owned
	21,000	—	Leased (offices)
—N. Eldridge Parkway	1,288,800	218.0	Owned
Aberdeen, Scotland	158,000	14.6	Owned
	3,400	—	Leased
Singapore	56,000	—	Owned
	10,000	14.8	Leased
Macae, Brazil	460,000	10.0	Owned

Dril-Quip has manufacturing facilities in Houston, Aberdeen, Singapore and Macae, The Houston facility at Eldridge produces in-house a majority of the Company’s forging and heat treatment requirements.

Sales, Service and Reconditioning Facilities

Location(1)	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
New Orleans, Louisiana	2,300	—	Sales/Service
Great Yarmouth, England	1,300	0.4	Sales/Service
Beverwijk, Holland	5,200	0.4	Sales/Warehouse
Perth, Australia	1,400	—	Sales/Service
Darwin, Australia	4,100	0.2	Service/Warehouse
Stavanger, Norway	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,400	1.2	Sales/Service/Reconditioning/Warehouse
Port Harcourt, Nigeria	8,300	0.5	Sales/Service/Reconditioning/Warehouse/Fabrication
Tianjin, China	12,000	—	Service/Reconditioning/Warehouse
Paris, France	300	—	Sales
Cairo, Egypt	6,400	—	Sales/Service/Reconditioning/Warehouse
Alexandria, Egypt	—	0.5	Under construction

(1)	All facilities are leased except Stavanger, Norway which is owned.

The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen and Singapore.

Item 3.	Legal Proceedings

In 2006, the Company entered into a contract in the amount of approximately $47 million with MPF Corp. Ltd. (“MPF”) under which the Company was to construct risers and related equipment to be installed on an offshore drill ship being constructed for MPF. MPF and its affiliates filed a Chapter 11 bankruptcy case in September 2008 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. Under the Bankruptcy Code, at some point MPF must either assume this contract or reject it. Since MPF is not required to make a decision on the handling of the contract right away, we cannot assure you when our rights under the contract will be clarified. Currently, the Company has possession of all the raw materials purchased to date and work-in-progress under the contract. At the time of the bankruptcy filing, the Company had recognized approximately $20 million in revenues under the contract and had received payments of approximately $16 million. No further revenue has been recognized since the second quarter of 2008. The Company believes the remaining $4 million of unpaid receivables will be realized through the workings of the contract or through its interest in the partially constructed inventory. While the Company has made filings in the bankruptcy proceedings that it believes are appropriate to protect its rights, there can be no assurance that the Company will be able to receive the expected benefits of the contract with MPF. While the Company does not expect the outcome of this matter to have a material adverse effect on the Company’s operations, financial position or cash flows, the Company may be required to write down or forfeit some portion of the revenues recognized to date if it becomes probable that the Company will not receive such funds.

In August 2007, our Brazilian subsidiary was served with assessments collectively valued at approximately $12.8 million from the State of Rio de Janiero, Brazil, to collect a state tax on the importation of goods. We believe that our subsidiary is not liable for the taxes and are vigorously contesting the assessments in the Brazilian administrative and judicial systems. At this time, the ultimate disposition of this matter cannot presently be determined and therefore, it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on the Company’s operations, financial position or cash flows.

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

No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2008.

Item S-K 401(b).	Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of February 25, 2009) and positions of the Company’s executive officers:

Name	Age	Position
Larry E. Reimert	61	Co-Chairman of the Board and Co-Chief Executive Officer
Gary D. Smith	66	Co-Chairman of the Board and Co-Chief Executive Officer
J. Mike Walker	65	Co-Chairman of the Board and Co-Chief Executive Officer
Jerry M. Brooks	57	Chief Financial Officer

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

Jerry M. Brooks has been Chief Financial Officer since March 1999. Prior to that, he served as Chief Accounting Officer since joining the Company in 1992. From 1980 to 1991, he held various positions with Chiles Offshore Corporation, most recently as Chief Financial Officer, Secretary and Treasurer. Mr. Brooks holds a BBA in Accounting and a MBA from the University of Texas at Austin.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the New York Stock Exchange for the indicated quarters of fiscal 2007 and 2008.

	Sales Price ($)
	2007		2008
Quarter Ended	High	Low	High	Low
March 31	44.45	32.85	60.22	42.14
June 30	52.92	42.64	65.36	46.01
September 30	50.27	37.55	63.59	40.08
December 31	63.49	48.77	43.32	14.15

There were approximately 38 stockholders of record of the Company’s Common Stock as of February 16, 2009. This number does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

The Company has not paid any dividends in the past. The Company currently intends to retain any earnings for the future operation and development of its business and does not currently anticipate paying any dividends in the foreseeable future. The Board of Directors will review this policy on a regular basis in light of the Company’s earnings, financial condition and market opportunities.

Information concerning securities authorized for issuance under equity compensation plans is included in Note 12 of Notes to Consolidated Financial Statements.

Repurchases of Equity Securities

In May 2008 the Company announced that its Board of Directors had authorized a share repurchase program under which the Company could repurchase up to $100 million of its common stock. At the end of the third quarter of 2008, the Company had repurchased 1,799,928 shares at an average price of $55.58 per share (including commissions) for a total of approximately $100 million. All repurchased shares have been retired.

There were no repurchases of our equity securities during the fourth quarter of 2008.

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

	Year ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Products	$182,926	$291,299	$372,540	$417,970	$453,315
Services	38,660	49,530	70,202	77,587	89,456

Total revenues	221,586	340,829	442,742	495,557	542,771
Cost of sales:
Products	$126,299	$197,779	$217,847	$237,728	$260,626
Services	27,134	32,070	38,841	47,553	51,673

Total cost of sales	153,433	229,849	256,688	285,281	312,299

Selling, general and administrative expenses	32,749	40,916	44,085	49,313	62,390
Engineering and product development expenses	17,090	20,867	19,559	22,578	26,369

Operating income	18,314	49,197	122,410	138,385	141,713
Interest income	167	258	3,632	8,275	3,453
Interest expense	(1,267)	(2,045)	(669)	(370)	(182)

Income before income taxes	17,214	47,410	125,373	146,290	144,984
Income tax provision	4,741	14,843	38,482	38,349	39,399

Net income	$12,473	$32,567	$86,891	$107,941	$105,585

Earnings per common share:
Basic	$0.36	$0.92	$2.21	$2.67	$2.65
Diluted	$0.36	$0.90	$2.15	$2.63	$2.62
Weighted average common shares outstanding:
Basic	34,590	35,276	39,340	40,447	39,918
Diluted	34,740	36,206	40,342	41,007	40,292

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$25,338	$(16,889)	$93,482	$82,663	$40,677
Net cash used in investing activities	(16,845)	(19,206)	(23,290)	(24,854)	(49,527)
Net cash provided by (used in) financing activities	(10,840)	62,961	36,851	10,160	(100,075)

Other Data:
Depreciation and amortization	$11,779	$13,426	$15,087	$15,653	$16,854
Capital expenditures	17,061	20,557	24,133	25,208	50,134

	December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Balance Sheet Data:
Working capital	$137,716	$220,892	$347,250	$454,192	$400,535
Total assets	303,565	428,262	594,935	699,822	680,609
Total debt	29,072	3,847	3,720	2,911	1,532
Total stockholders’ equity	216,363	329,462	467,497	592,495	559,450

The Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006. During the years ended December 31, 2006, 2007 and 2008 stock-based compensation expense on a pre-tax basis totaled $1.8 million, $2.3 million and $3.2 million, respectively. No stock-based compensation expense was capitalized during these years. Additionally, all share and per share data has been adjusted for all periods presented for the two-for-one stock split effective October 5, 2006.

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

Overview

Dril-Quip designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environment and severe service applications. The Company designs and manufactures subsea equipment, surface equipment and offshore rig equipment for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip also provides technical advisory services on an as-requested basis during installation of its products, as well as rework and reconditioning services and rental of running and installation tools for use in connection with the installation and retrieval of its products.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, oil (West Texas Intermediate Cushing Crude Oil) and natural gas (Henry Hub Natural Gas) prices are listed below as averages of the daily closing prices for the years 2006, 2007 and 2008:

	Year ended December 31,
	2006	2007	2008
Oil ($/Bbl)	$66.02	$72.32	$99.57
Natural gas ($/per Mcf)	6.94	7.18	9.13

In mid July 2008, oil prices spiked to $145.16 per barrel and ended the year in 2008 at $44.60 per barrel. Additionally, by the end of December 2008, gas prices had declined to $5.48 per Mcf. These declines in hydrocarbon prices have adversely affected the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore, which could have an adverse impact on the Company’s financial condition and results of operations.

According to the January and February 2009 release of the Short-Term Energy Outlook published by the EIA, West Texas Intermediate crude oil prices are projected to average $43.14 per barrel in 2009 and $54.50 in 2010. In January 2009, the EIA projected Henry Hub gas prices to average $5.78 per Mcf in 2009 and increase to an average of $6.63 per Mcf in 2010. In February 2009 EIA lowered the expectation to $5.01 per Mcf in 2009 and $5.93 per Mcf in 2010. The EIA further predicted OPEC crude oil production to average 30.0 million barrels per day in 2009 and 30.7 million barrels per day in 2010. This estimate was revised downward in February 2009 to 29.4 million barrels per day in 2009 and 30.1 million barrels per day in 2010. In the January 2009 Oil Market Report, the International Energy Agency projected oil demand in 2009 to be 85.3 million barrels per day, compared to an estimated 85.8 million barrels per day in 2008. In February 2009 the International Energy Agency revised the oil demand in 2009 downward to 84.7 million barrels per day.

Detailed below is the average contracted rig count for our geographic regions for the years ended December 31, 2006, 2007 and 2008. The rig count data includes floating rigs (semi-submersibles and drill ships) and jack-ups. We have included only these types of rigs as they are the primary end users of our products.

	Year ended December 31,
	2006	2007	2008
Western Hemisphere	230	212	212
Eastern Hemisphere	162	170	172
Asia-Pacific	202	226	249
Source: ODS – Petrodata RigBase

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. Since mid-2008 the number of active offshore rigs has declined.

We believe that the number of rigs (semi-submersibles, jack-ups and drill ships) under construction impacts our revenue because our customers generally order some of our products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact our backlog. According to ODS-Petrodata, at the end of December 2006 and 2007, there were 112 and 156 rigs under construction, respectively, compared to 172 at the end of December 2008, which represents an increase of 53.5% and 10.3%, respectively.

Due to the significant increase in the oil and gas activity over the past several years, the Company has expanded facilities in all of its major manufacturing locations in Houston, Texas; Aberdeen, Scotland, Macae, Brazil and Singapore. With limited manufacturing capacity in the past, the Company has had to focus on which projects submitted by customers to undertake. In making the decision, the Company takes into consideration such factors as manufacturing time, current projects in progress, delivery requirements, projected gross margins, available personnel and availability of material. Based upon these decisions, it is possible for the Company to have variations between quarters and years based upon product mix.

High oil and gas prices from 2005 through mid-2008 resulted in oil operators increasing capital spending for both exploration and development programs. As various geopolitical issues have limited the ability of oil and gas companies to invest in certain geographic areas, such as Russia and the Middle East, an increasing amount of this capital spending has been in the deepwater areas in which the Company operates. However, in mid-2008, oil and gas prices began to decline. This decline has resulted in reduced capital spending by some oil and gas companies and may result in additional reductions in capital spending.

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

Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory service for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of its products. In 2008, the Company derived 84% of its revenues from the sale of its products and 16% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales normally generate increased revenues from technical advisory services during installation and rental of running tools. The Company has substantial international operations, with approximately 65%, 69% and 69% of its revenues derived from foreign sales in 2006, 2007 and 2008, respectively.

Generally, the Company attempts to raise its prices as its costs increase. However, the actual pricing of the Company’s products and services is impacted by a number of factors, including competitive pricing pressure, the level of utilized capacity in the oil service sector, maintenance of market share, the introduction of new products and general market conditions.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. During 2006 and 2007, 10 and 16 projects, respectively representing approximately 12% and 19%, of the Company’s total revenues were accounted for using the percentage-of-completion accounting. During 2008, 23 projects representing approximately 25% of the Company’s total revenue and 30% of the Company’s product revenues were accounted for using percentage-of-completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete which is used to determine the revenue earned and the appropriate portion of total estimated costs. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against current earnings because of percentage-of-completion accounting.”

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2006	2007	2008
Revenues:
Products	84.1%	84.3%	83.5%
Services	15.9	15.7	16.5

Total revenues	100.0	100.0	100.0
Cost of sales:
Products:	49.2	48.0	48.0
Services	8.7	9.6	9.5

Total cost of sales	57.9	57.6	57.5
Selling, general and administrative expenses	10.0	9.9	11.5
Engineering and product development expenses	4.4	4.6	4.9

Operating income	27.7	27.9	26.1
Interest income	0.8	1.7	0.6
Interest expense	(0.2)	(0.1)	—

Income before income taxes	28.3	29.5	26.7
Income tax provision	8.7	7.7	7.3

Net income	19.6%	21.8%	19.4%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	2006	2007	2008
	(In millions)
Revenues:
Products
Subsea equipment	$337.6	$316.7	$318.2
Surface equipment	30.6	38.1	30.6
Offshore rig equipment	4.3	63.2	104.5

Total products	372.5	418.0	453.3
Services	70.2	77.6	89.5

Total revenues	$442.7	$495.6	$542.8

Year ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues. Revenues increased by $47.2 million, or approximately 9.5%, to $542.8 million in 2008 from $495.6 million in 2007. Product revenues increased by approximately $35.3 million for the year ended December 31, 2008 compared to the same period in 2007 as a result of increased revenues of $41.3 million in offshore rig equipment and $1.5 million in subsea equipment offset by a $7.5 million decrease in surface equipment. The increase in offshore rig equipment was primarily due to the increase in the number of long-term projects. During 2007 there were 16 projects, compared to 23 projects during 2008 and the majority of these projects related to offshore rig equipment. Of the Company’s total product revenues, product revenues increased in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific by $26.5 million, $6.0 million and $2.8 million, respectively. Service revenues increased by approximately $11.9 million from increased service revenues in the Western Hemisphere of $4.8 million, Eastern Hemisphere of $2.0 million Asia-Pacific of $5.1 million. The majority of the increases in service revenues related to an increase in technical advisory assistance and reconditioning services.

Cost of Sales. Cost of sales increased by $27.0 million, or approximately 9.5%, to $312.3 million for 2008 from $285.3 million for the same period in 2007. As a percentage of revenues, cost of sales were approximately 57.6% in 2007 and 57.5% in 2008. Cost of sales as a percentage of revenue remained relatively consistent between 2007 and 2008. The increase in cost of sales in 2008 as compared to 2007 is basically consistent with the increase in revenue.

Selling, General and Administrative Expenses. For 2008, selling, general and administrative expenses increased by approximately $13.1 million, or 26.6%, to $62.4 million from $49.3 million in 2007. The increase in selling, general and administrative expenses were due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales and administration, increases in legal and professional fees, stock option expenses and the effect of foreign currency transaction gains and losses. The Company experienced approximately $3.0 million in pre-tax foreign currency transaction gains during 2007 versus approximately $2.1 million in pre-tax foreign currency transaction losses during 2008. The loss in 2008 is primarily due to the increasing strength of the U.S. dollar in the later part of 2008 as compared to the Brazilian real. Selling, general and administrative expenses as a percentage of revenues were 9.9% in 2007 and 11.5% in 2008.

Engineering and Product Development Expenses. For 2008, engineering and product development expenses increased by $3.8 million, or approximately 16.8%, to approximately $26.4 million from $22.6 million in 2007. This increase was due primarily to an increase in personnel and associated operating expenses. Engineering and product development expenses as a percentage of revenues increased from 4.6% in 2007 to 4.9% in 2008.

Interest Income. Interest income for 2008 was $3.5 million as compared to $8.3 million in 2007. This decrease was due to a reduction in interest earned on short-term investments caused by lower interest rates and reduced balances in short-term investments. Due to the global financial crisis, the Company has transferred the majority of its short-term investments to funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds. Short-term investment balances declined primarily as a result of expenditures of $100 million related to the Company’s share repurchase program.

Interest expense. Interest expense for 2008 was $182,000 compared to $370,000 in 2007.

Income tax provision. Income tax expense for 2008 was $39.4 million on income before taxes of $145.0 million, resulting in an effective income tax rate of approximately 27.2%. Income tax expense in 2007 was $38.3 million on income before taxes of $146.3 million, resulting in an effective tax rate of approximately 26.2%. In the fourth quarter of 2007 the Company benefited from a foreign development tax incentive which resulted in a reduction in income taxes of approximately $4.7 million.

Net Income. Net income was approximately $105.6 million in 2008 and $107.9 million in 2007, for the reasons set forth above.

Year ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues. Revenues increased by $52.9 million, or approximately 11.9%, to $495.6 million in 2007 from $442.7 million in 2006. Product revenues increased by approximately $45.5 million for 2007 as compared to 2006 as a result of increased revenues of $58.9 million in offshore rig equipment and $7.5 million in surface equipment offset by a decrease of $20.9 million in subsea equipment. The increase in offshore rig equipment was primarily due to the increase in the number of long-term projects. During 2006 there were 10 projects, compared to 16 projects during 2007 and the majority of these projects related to offshore rig equipment. On a geographic basis, product revenues increased in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific by $12.7 million, $12.3 million and $20.5 million, respectively. Service revenues increased by approximately $7.4 million from increased service revenues in the Western Hemisphere of $5.0 million and Eastern Hemisphere of $3.7 million and slightly offset by a decrease in Asia-Pacific of $1.3 million. The majority of the increase in service revenues was due to higher technical advisory assistance and reconditioning services.

Cost of Sales. Cost of sales increased by $28.6 million, or approximately 11.1%, to $285.3 million for 2007 from $256.7 million for the same period in 2006. As a percentage of revenues, cost of sales were approximately 57.9% in 2006 and 57.6% in 2007. The reduction in cost of sales as a percentage of revenues resulted primarily from changes in product mix.

Selling, General and Administrative Expenses. For 2007, selling, general and administrative expenses increased by approximately $5.2 million, or 11.8%, to $49.3 million from $44.1 million in 2006. The increase in selling, general and administrative expenses was primarily due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales and administration and increases in legal and professional fees. The Company experienced approximately $2.2 million in pre-tax foreign currency transaction gains during 2006 versus approximately $3.0 million in pre-tax foreign currency transaction gains during 2007. Selling, general and administrative expenses as a percentage of revenues were 10.0% in 2006 and 9.9% in 2007.

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

Liquidity and Capital Resources

Cash flows provided by (used in) operations by type of activity were as follows:

	Year ended December 31,
	2006	2007	2008
	(In thousands)
Operating activities	$93,482	$82,663	$40,677
Investing activities	(23,290)	(24,854)	(49,527)
Financing activities	36,851	10,160	(100,075)

Statements of cash flows for entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given year, as these are noncash changes. As a result, changes reflected in certain accounts on the consolidated statements of cash flows may not reflect the changes in corresponding accounts on the Consolidated Balance Sheets.

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. Recently, the Company’s principal sources of funds have been cash flows from operations.

During 2008, the Company generated $40.7 million of cash from operations as compared to $82.7 million for the same period in 2007. The primary reasons for the decrease were the changes in operating assets and liabilities during 2008 as compared to the same period in 2007. Cash totaling approximately $84.5 million was utilized during 2008 to increase operating assets and liabilities, compared to a $42.3 million increase in operating assets and liabilities during the same period in 2007. The increase in operating assets and liabilities during 2008 primarily reflected an increase of $62.1 million in inventories due to a $174 million increase in backlog. Customer prepayments, included in trade accounts payable and other accrued expenses, increased over $25 million in 2008 due to the increase in the number of projects. Also, an increase in accounts receivable of $46.9 million was largely due to increases in unbilled project receivables.

Capital expenditures by the Company were $24.1 million, $25.2 million and $50.1 million in 2006, 2007 and 2008, respectively. Capital expenditures in 2006 and 2007 included expanding manufacturing facilities in the Western Hemisphere and increased expenditures on machinery and equipment and running tools due to expanded operations. The capital expenditures for 2008 were primarily $16.8 million for machinery and equipment, $20.8 million for facilities and $9.3 million running tools and other expenditures of $3.2 million. Principal payments on long-term debt were approximately $800,000, $900,000 and $800,000 in 2006, 2007 and 2008, respectively.

In May 2008 the Company announced that its Board of Directors had authorized a share repurchase program under which the Company could repurchase up to $100 million of its common stock. At the end of the third quarter of 2008, the Company had repurchased 1,799,928 shares at an average price of $55.58 per share (including commissions) for a total of approximately $100 million. All repurchased shares have been retired.

The following table presents long-term contractual obligations of the Company and the related payments, excluding the effects of interest, due in total and by year as of December 31, 2008:

	Payments due by year
Contractual Obligations	2009	2010	2011	2012	2013	After 2013	Total
	(In thousands)
Long-term debt and capital leases	$636	$636	$235	$25	$—	$—	$1,532
Operating lease obligations (1)	1,742	787	18,697	2,956	131	2,305	26,618
Estimated interest payments (2)	45	25	10	7	1	—	88

Total	$2,423	$1,448	$18,942	$2,988	$132	$2,305	$28,238

(1)	Includes certain minimum lease obligations for investments in machinery, leasehold improvements and buildings.
(2)	Interest rates for leases were calculated using the interest portion of the lease payment. Interest payments for variable rate debt were calculated using the interest rate and exchange rate in effect at December 31, 2008.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $10 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. As of December 31, 2007 and 2008, the Company had no borrowings under this facility and was in compliance with all loan covenants.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $5.8 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 2.0% at December 31, 2008, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at December 31, 2007 and 2008 was approximately U.S. $2.7 million and U.S. $1.4 million, respectively. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

In addition to the above, the Company has issued purchase orders in the ordinary course of business for the purchase of goods and services. These purchase orders are enforceable and legally binding. However, none of the Company’s purchase obligations call for deliveries of goods or services for time periods in excess of one year.

The Company believes that cash generated from operations plus cash on hand and its current line of credit will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements in 2009. However, any significant future declines in hydrocarbon prices could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be available and adequate to meet such requirements.

Backlog

Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $336 million and $429 million at December 31, 2006 and 2007, respectively, compared to $603 million at December 31, 2008, an increase of $267 million and $174 million or 79% and 41%, respectively. This increase in backlog is primarily due to the increased oil and gas prices in early 2008. The lead time on many of the projects extends for a year or more and several large projects were started in 2008. The Company expects to fill approximately 65% of the December 31, 2008 backlog by December 31, 2009. The remaining backlog at December 31, 2008 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. The backlog amount at December 31, 2008 excludes $27 million related to the MPF contract as discussed in “Item 3—Legal Proceedings.”

The Company can give no assurance that backlog will remain at current levels. Sales of the Company’s products are affected by prices for oil and natural gas, which fluctuated significantly between 2005 and mid-2008. Additional future declines in oil and natural gas prices could reduce new customer orders, possibly causing a decline in the Company’s future backlog. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

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

Revenues for each of these segments are dependent upon the ultimate sale of products and services to the Company’s customers. For information on revenues by geographic segment, see Note 11 of Notes to Consolidated Financial Statements. Revenues of the Western Hemisphere are also influenced by its sale of products to the Eastern Hemisphere and Asia-Pacific segments. Accordingly, the operating incomes of each area are closely tied to third-party sales, and the operating income of the Western Hemisphere is also dependent upon its level of intercompany sales.

Currency Risk

Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling (“GBP”) in the Eastern Hemisphere and the Brazilian real (“BRR”) in Brazil. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 2006, 2007 and 2008, the Company had, net of income taxes, gains of $1.5 million and $2.2 million, and a loss of $1.5 million, respectively. The gain in 2006 was primarily due to large intercompany receivable balances due to the Company from its U.K. subsidiary, payments on the intercompany loans recorded at the historical rate, as well as the strengthening of the British pound sterling compared to the U.S. dollar. U.K. intercompany balances were converted to an intercompany loan at the end of September 2006. The GBP rose as compared to the U.S. dollar from an average of 1.77 in January 2006 to an average rate of 1.96 in December 2006. The gain in 2007 was principally due to the weakening of the U.S. dollar to the Brazilian real on the intercompany payables between Brazil and the United States. The BRR rose as compared to the U.S. dollar from the average of 0.47 in January 2007 to an average rate of 0.56 in December 2007. The loss in 2008 was primarily due to strengthening of the

U.S. dollar compared to the Brazilian real on the intercompany payables between Brazil and the United States. The BRR fell as compared to the U.S. dollar from an average of 0.59 for the first nine months of 2008 to an average rate of 0.44 for the fourth quarter of 2008.

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

Revenue Recognition.

Product Revenue

The Company earns product revenues from two sources:

•	product revenues recognized under the percentage-of-completion method; and

•	product revenues from the sale of products that do not qualify for the percentage-of-completion method.

Revenues recognized under the percentage-of-completion method

The Company uses the percentage-of-completion method on long-term project contracts pursuant to Statement of Position 81-1 “Accounting for Performance of Construction-Type and certain Production Type-Contracts.” Long-term project contracts have the following characteristics:

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2007 and 2008, trade receivables included $18.1 million and $44.8 million of unbilled receivables, respectively. During 2008, 23 projects representing approximately 25% and 30% of the Company’s total revenue and product revenue, respectively, were accounted for using percentage-of-completion accounting.

Revenues not recognized under the percentage-of-completion method

Revenues from the sale of inventory products, not accounted for under the percentage-of-completion method, are recorded at the time the manufacturing processes is complete and ownership is transferred to the customer.

Service revenue

The Company earns service revenues from three sources:

•	technical advisory assistance;

•	rental of running tools; and

•	rework and reconditioning of customer owned Dril-Quip products.

The recognition of service revenue is the same for all products, including those accounted for under the percentage-of-completion method. The Company does not install products for our customers, but we provide technical advisory assistance. At the time of delivery of the product, the customer is not obligated to buy or rent our running tools and the Company is not obligated to perform any subsequent services relating to installation. Technical advisory assistance service revenue is recorded at the time the service is rendered. Service revenues associated with the rental of running and installation tools are recorded as earned. Rework and reconditioning service revenues are recorded when the refurbishment process is complete.

The Company normally negotiates contracts for products, including those accounted for under the percentage-of-completion method, and services separately. For all product sales, it is the customer’s decision as to when the product will be installed and if Dril-Quip running tools will be purchased or rented. Furthermore, the customer is under no obligation to utilize the Company’s technical advisory services. The customer may use a third party or their own personnel.

Inventories. Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $19.2 million and $20.8 million were recorded as of December 31, 2007 and 2008, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) replaces Statement No. 141, “Business Combinations.” The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations when the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS 141(R) on January 1, 2009 for business combinations on or after this date.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), on January 1, 2007. FIN 48 was issued in June 2006 and prescribes that the Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008, which are the years ended December 31, 2003 through 2008. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures under fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP (FASB Staff Position) FAS 157-2 which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP FAS 157-3 was effective immediately and did not have an impact on the Company upon adoption. The Company did not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of December 31, 2008. Cash and cash equivalents include investments in various financial instruments which are carried at cost.

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

The Company uses a sensitivity analysis model to measure the impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would result in a decrease in revenues of approximately $22 million and a decrease in net income of approximately $8 million over this period. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the December 31, 2008 balance of approximately $1.4 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $14,000, or $3,500 per quarter.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

BDO Seidman, LLP, the independent registered public accounting firm, which audited the consolidated financial statements included in the annual report, has also issued an attestation on our internal control over financial reporting, and their report is set forth on page 35.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Dril-Quip, Inc.

Houston, Texas

We have audited Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dril-Quip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dril-Quip, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dril-Quip, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

Houston, Texas

February 26, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dril-Quip, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dril-Quip, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2009, expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

Houston, Texas

February 26, 2009

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except per share data)
Revenues:
Products	$372,540	$417,970	$453,315
Services	70,202	77,587	89,456

Total revenues	442,742	495,557	542,771
Cost and expenses:
Cost of sales:
Products	217,847	237,728	260,626
Services	38,841	47,553	51,673

Total cost of sales	256,688	285,281	312,299
Selling, general and administrative	44,085	49,313	62,390
Engineering and product development	19,559	22,578	26,369

	320,332	357,172	401,058

Operating income	122,410	138,385	141,713
Interest income	3,632	8,275	3,453
Interest expense	(669)	(370)	(182)

Income before income taxes	125,373	146,290	144,984
Income tax provision	38,482	38,349	39,399

Net income	$86,891	$107,941	$105,585

Earnings per common share:
Basic	$2.21	$2.67	$2.65

Diluted	$2.15	$2.63	$2.62

Weighted average common shares outstanding:
Basic	39,340	40,447	39,918

Diluted	40,342	41,007	40,292

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$201,732	$95,952
Trade receivables, net	142,064	172,072
Inventories, net	183,031	222,203
Deferred income taxes	16,303	15,834
Prepaids and other current assets	9,468	8,213

Total current assets	552,598	514,274
Property, plant and equipment, net	141,646	160,810
Other assets	5,578	5,525

Total assets	$699,822	$680,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,078	$31,715
Current maturities of long-term debt	857	636
Accrued income taxes	7,057	7,153
Customer prepayments	38,324	51,153
Accrued compensation	10,451	9,702
Other accrued liabilities	14,639	13,380

Total current liabilities	98,406	113,739
Long-term debt	2,054	896
Deferred income taxes	6,867	6,524

Total liabilities	107,327	121,159

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,793,713 and 39,022,597 issued and outstanding at December 31, 2007 and 2008, respectively	408	390
Additional paid-in capital	205,835	109,784
Retained earnings	372,561	478,146
Foreign currency translation adjustment	13,691	(28,870)

Total stockholders’ equity	592,495	559,450

Total liabilities and stockholders’ equity	$699,822	$680,609

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2007	2008
	(In thousands)
Operating activities
Net income	$86,891	$107,941	$105,585
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,087	15,653	16,854
Stock-based compensation expense	1,803	2,286	3,181
Gain on sale of equipment	(377)	(253)	(102)
Deferred income taxes	(4,614)	(666)	(383)
Changes in operating assets and liabilities:
Trade receivables, net	(29,028)	4,990	(46,853)
Inventories, net	1,338	(18,172)	(62,139)
Prepaids and other assets	(1,087)	(7,428)	(141)
Excess tax benefits of stock option exercises	(17,993)	(6,271)	(399)
Trade accounts payable and accrued expenses	41,462	(15,417)	25,074

Net cash provided by operating activities	93,482	82,663	40,677

Investing activities
Purchase of property, plant, and equipment	(24,133)	(25,208)	(50,134)
Proceeds from sale of equipment	843	354	607

Net cash used in investing activities	(23,290)	(24,854)	(49,527)

Financing activities
Repurchase of common stock	—	—	(100,038)
Proceeds from long-term borrowings	206	—	—
Principal payments on long-term debt	(797)	(875)	(812)
Proceeds from exercise of stock options	19,449	4,764	376
Excess tax benefits of stock option exercises	17,993	6,271	399

Net cash provided by (used in) financing activities	36,851	10,160	(100,075)
Effect of exchange rate changes on cash activities	(4,376)	(1,666)	3,145

Increase (decrease) in cash and cash equivalents	102,667	66,303	(105,780)
Cash and cash equivalents at beginning of year	32,762	135,429	201,732

Cash and cash equivalents at end of year	$135,429	$201,732	$95,952

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustment	Total
	(In thousands)
Balance at December 31, 2005	$385	$152,379	$177,729	$(1,031)	$329,462

Translation adjustment	—	—	—	11,418	11,418
Net income	—	—	86,891	—	86,891

Comprehensive income	—	—	—	—	98,309
Options exercised (1,813,710 shares)	19	19,430	—	—	19,449
Stock-based compensation	—	1,803	—	—	1,803
Excess tax benefits—options	—	18,474	—	—	18,474

Balance at December 31, 2006	404	192,086	264,620	10,387	467,497

Translation adjustment	—	—	—	3,304	3,304
Net income	—	—	107,941	—	107,941

Comprehensive income	—	—	—	—	111,245
Options exercised (436,057 shares)	4	4,760	—	—	4,764
Stock-based compensation	—	2,286	—	—	2,286
Excess tax benefits—options	—	6,703	—	—	6,703

Balance at December 31, 2007	408	205,835	372,561	13,691	592,495

Translation adjustment	—	—	—	(42,561)	(42,561)
Net income	—	—	105,585	—	105,585

Comprehensive income	—	—	—	—	63,024
Options exercised (28,812 shares)	—	376	—	—	376
Stock-based compensation	—	3,181	—	—	3,181
Treasury stock (1,799,928 shares)	(18)	(100,020)	—	—	(100,038)
Excess tax benefits—options	—	412	—	—	412

Balance at December 31, 2008	$390	$109,784	$478,146	$(28,870)	$559,450

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip’s customers may rent or purchase running tools from the Company for use in the installation and retrieval of its products.

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; Dril-Quip do Brasil LTDA (DQB), located in Macae, Brazil; and Dril-Quip Holdings Pty Ltd. (DQH), located in Perth, Australia. Dril-Quip (Nigeria) Ltd. is located in Port Harcourt, Nigeria, and Dril-Quip Egypt for Petroleum Services S.A.E. is located in Alexandria, Egypt. Both are wholly owned subsidiaries of DQE.

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

Cash and cash equivalents

Short-term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents. The Company invests excess cash in interest bearing accounts, money market mutual funds and funds which invest in U.S. Treasury obligations and repurchase agreements backed by Treasury obligations. The Company’s investment objectives include the provision of a high level of current income consistent with the preservation of capital and the maintenance of liquidity.

Trade Receivables

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience combined with a specific review of each customer’s outstanding trade receivable balance. Management believes that the allowance for doubtful accounts is adequate, however, actual write-offs may exceed the recorded allowance. The following is a summary of activity relating to the allowance for doubtful accounts for the years ended December 31, 2006, 2007 and 2008:

In thousands
Balance at December 31, 2005	$1,873
Charges to costs and expenses	1,306
Recoveries	(507)

Balance at December 31, 2006	2,672
Charges to costs and expenses	978
Recoveries	(1,338)

Balance at December 31, 2007	2,312
Charges to costs and expenses	1,937
Recoveries	(742)

Balance at December 31, 2008	$3,507

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $19.2 million and $20.8 million were recorded as of December 31, 2007 and 2008, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant, and Equipment

Property, plant and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to be generated by the asset, an impairment charge is recognized. No impairment of long-lived assets existed at December 31, 2007 or 2008.

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

Revenue Recognition

Product Revenue

The Company earns product revenues from two sources:

•	product revenues recognized under the percentage-of-completion method; and

•	product revenues from the sale of products that do not qualify for the percentage-of-completion method.

Revenues recognized under the percentage-of-completion method

The Company uses the percentage-of-completion method on long-term project contracts pursuant to Statement of Position 81-1 “Accounting for Performance of Construction-Type and certain Production Type-Contracts.” Long-term project contracts have the following characteristics:

•	The contracts call for products which are designed to customer specifications;

•	The structural design is unique and requires significant engineering and manufacturing efforts generally requiring more than one year in duration;

•	The contracts contain specific terms as to milestones, progress billings and delivery dates; and

•	Product requirement cannot be filled directly from the Company’s standard inventory.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2007 and 2008, receivables included $18.1 million and $44.8 million of unbilled receivables, respectively. At the end of 2008, there were 23 projects representing approximately 25% of the Company’s total revenue and approximately 30% of its product revenues were accounted for using percentage-of-completion accounting.

Revenues not recognized under the percentage-of-completion method

Revenues from the sale of inventory products, not accounted for under the percentage-of-completion method, are recorded at the time the manufacturing processes is complete and ownership is transferred to the customer.

Service revenue

The Company earns service revenues from three sources:

•	technical advisory assistance;

•	rental of running tools; and

•	rework and reconditioning of customer owned Dril-Quip products.

The recognition of service revenue is the same for all products, including those accounted for under the percentage-of-completion method. The Company does not install products for our customers, but we provide technical advisory assistance. At the time of delivery of the product, the customer is not obligated to buy or rent our running tools and the Company is not obligated to perform any subsequent services relating to installation. Technical advisory assistance service revenue is recorded at the time the service is rendered. Service revenues associated with the rental of running and installation tools are recorded as earned. Rework and reconditioning service revenues are recorded when the refurbishment process is complete.

The Company normally negotiates contracts for products, including those accounted for under the percentage-of-completion method, and services separately. For all product sales, it is the customer’s decision as to when the product will be installed and if Dril-Quip running tools will be purchased or rented. Furthermore, the customer is under no obligation to utilize the Company’s technical advisory services. The customer may use a third party or their own personnel.

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at period end exchange rates except for revenues and expenses, which are translated at average monthly rates. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows. These adjustments amounted to increases of $11.4 million and $3.3 million in 2006 and 2007, respectively and a decrease of $42.6 million in 2008. The translation adjustment decrease in 2008 resulted primarily from the strengthening of the U.S. dollar compared to the British pound sterling and the Brazilian real during the latter half of 2008.

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange gains (losses) were approximately $1.5 million in 2006, $2.2 million in 2007, and ($1.5 million) in 2008, net of income taxes. These amounts are included in selling, general and administrative costs in the Consolidated Statements of Income.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk primarily include trade receivables. The Company grants credit to its customers, which operate primarily in the oil and gas industry. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential losses, and such losses have historically been within management’s expectations.

In addition, the Company invests excess cash in interest bearing accounts, money market mutual funds and funds which invest in obligations of the U.S. Treasury and repurchase agreements backed by Treasury obligations. Changes in the financial markets and interest rates could affect the interest earned on short-term investments.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income” establishes the rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company to include unrealized gains or losses on foreign currency translation adjustments in other comprehensive income. Generally, gains are attributed to a weakening U.S. dollar and losses are the result of a strengthening U.S. dollar.

Interest Capitalization

The Company capitalizes interest on significant construction projects for which interest costs are being incurred. These projects principally consist of construction or expansion of the Company’s facilities. No interest was capitalized in 2006, 2007 or 2008.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed considering the dilutive effect of stock options using the treasury stock method.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) replaces Statement No. 141, “Business Combinations.” The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations when the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS 141(R) on January 1, 2009 for business combinations we engage in on or after this date.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), on January 1, 2007. FIN 48 was issued in June 2006 and prescribes that the Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008, which are the years ended December 31, 2003 through 2008. The Company has occasionally been assessed interest or penalties by major tax jurisdictions and these assessments historically have been minimal and immaterial to our financial results. In accordance with our accounting policy, both before and after adoption of FIN 48, interest expense assessed by tax jurisdictions is included with interest expense and assessed penalties are included in selling, general and administrative expenses.

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures under fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP (FASB Staff Position) FAS 157-2 which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP FAS 157-3 was effective immediately and did not have an impact on the Company upon adoption. The Company did not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of December 31, 2008. Cash and cash equivalents include investments in various financial instruments which are carried at cost.

3. Inventories

Inventories consist of the following:

	December 31,
	2007	2008
	(In thousands)
Raw materials and supplies	$42,138	$55,470
Work in progress	47,327	71,926
Finished goods	112,793	115,636

	202,258	243,032
Less: allowance for obsolete and excess inventory	(19,227)	(20,829)

	$183,031	$222,203

Summary of allowance for obsolete and excess inventory:

In thousands
Balance at December 31, 2006	$15,651
Charges to costs and expenses	2,226
Write-offs of inventory	(1,004)

Balance at December 31, 2007	16,873
Charges to costs and expenses	2,648
Write-offs of inventory	(294)

Balance at December 31, 2007	19,227
Charges to costs and expenses	2,378
Write-offs of inventory	(776)

Balance at December 31, 2008	$20,829

4. Property, Plant and Equipment

Property, plant and equipment consists of:

	Estimated Useful Lives	December 31,
		2007	2008
		(In thousands)
Land and improvements	10-25 years	$21,891	$19,371
Buildings	15-40 years	72,239	87,616
Machinery and equipment	3-10 years	178,798	186,128

		272,928	293,115
Less accumulated depreciation		(131,282)	(132,305)

		$141,646	$160,810

5. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2007	2008
	(In thousands)
Bank financing	$2,653	$1,362
Equipment financing agreements	258	170

	2,911	1,532
Less current portion	(857)	(636)

	$2,054	$896

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $10 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates June 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. As of December 31, 2007 and 2008, the Company had no borrowings under this facility and was in compliance with all loan covenants.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $5.8 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 2.0% at December 31, 2008, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at December 31, 2007 and 2008 was approximately U.S. $2.7 million and U.S. $1.4 million, respectively. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

Interest paid on long-term debt for the years ended December 31, 2006, 2007 and 2008 was $749,000, $253,000 and $132,000 respectively. Scheduled maturities of long-term debt are as follows: 2009—$584,000; 2010—$584,000; 2011—$195,000; and none thereafter.

6. Income Taxes

Income before income taxes consisted of the following:

	Year ended December 31,
	2006	2007	2008
	(In thousands)
Domestic	$61,434	$79,397	$72,515
Foreign	63,939	66,893	72,469

Total	$125,373	$146,290	$144,984

The income tax provision (benefit) consists of the following:

	Year ended December 31,
	2006	2007	2008
	(In thousands)
Current:
Federal	$24,975	$25,371	$24,428
Foreign	18,204	13,747	14,844

Total current	43,179	39,118	39,272
Deferred:
Federal	(4,675)	222	(929)
Foreign	(22)	(991)	1,056

Total deferred	(4,697)	(769)	127

	$38,482	$38,349	$39,399

The difference between the effective income tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	Year ended December 31,
	2006	2007	2008
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	(3.3)	(4.0)	(4.5)
Foreign development tax incentive	—	(3.3)	(2.0)
Foreign sales benefit	(0.2)	—	—
Manufacturing benefit	(0.2)	(0.9)	(1.1)
Other	(0.6)	(0.6)	(0.2)

Effective income tax rate	30.7%	26.2%	27.2%

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

	December 31,
	2007	2008
	(In thousands)
Deferred tax assets:
Deferred profit on intercompany sales	$5,023	$4,109
Inventory	2,676	2,504
Inventory reserve	4,039	4,790
Allowance for doubtful accounts	418	551
Reserve for accrued liabilities	684	378
Other	3,463	3,502

Total deferred tax assets	16,303	15,834
Deferred tax liability:
Property, plant and equipment	(6,867)	(6,524)

Net deferred tax asset	$9,436	$9,310

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

The American Jobs Creation Act of 2004 provides for a tax deduction for qualified production activities. Under the guidance of FASB Staff Position No 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB No. 109 and not as a reduction in the tax rate. As such, the special deduction has no effect on deferred tax assets and liabilities existing on the date of enactment. The Company’s production activities qualify for the tax deduction and the Company’s 2008 tax provision includes an estimated deduction of approximately $4.5 million.

The Company paid $15.2 million, $41.9 million and $40.5 million in income taxes in 2006, 2007 and 2008, respectively.

7. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2007	2008
	(In thousands)
Payroll taxes	$2,415	$2,733
Property, sales and other taxes	2,617	2,321
Commissions payable	2,580	1,459
Accrued project costs	1,184	1,510
Accrued vendor costs	2,319	2,692
Other	3,524	2,665

Total	$14,639	$13,380

8. Employee Benefit Plans

The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense was $1.5 million, $2.7 million and $3.0 million in 2006, 2007 and 2008, respectively.

9. Commitments and Contingencies

The Company leases certain office, shop and warehouse facilities, automobiles, and equipment. The Company expenses all lease payments when incurred. Total lease expense incurred was $3.0 million, $2.7 million and $2.6 million in 2006, 2007 and 2008, respectively. Future annual minimum lease commitments, including required leasehold improvements, at December 31, 2008 are as follows: 2009—$1.7 million; 2010—$0.8 million; 2011—$18.9 million; 2012—$3.0 million; 2013—$0.1 million; and thereafter—$2.3 million.

In 2006, the Company entered into a contract in the amount of approximately $47 million with MPF Corp. Ltd. (“MPF”) under which the Company was to construct risers and related equipment to be installed on an offshore drill ship being constructed for MPF. MPF and its affiliates filed a Chapter 11 bankruptcy case in September 2008 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. Under the Bankruptcy Code, at some point MPF must either assume this contract or reject it. Since MPF is not required to make a decision on the handling of the contract right away, we cannot assure you when our rights under the contract will be clarified. Currently, the Company has possession of all the raw materials purchased to date and work-in-progress under the contract. At the time of the bankruptcy filing, the Company had recognized approximately $20 million in revenues under the contract and had received payments of approximately $16 million. No further revenue has been recognized since the second quarter of 2008. The Company believes the remaining $4 million of unpaid receivables will be realized through the workings of the contract or through its interest in the partially constructed inventory. While the Company has made filings in the bankruptcy proceedings that it believes are appropriate to protect its rights, there can be no assurance that the Company will be able to receive the expected benefits of the contract with MPF. While the Company does not expect the outcome of this matter to have a material adverse effect on the Company’s operations, financial position or cash flows, the Company may be required to write down or forfeit some portion of the revenues recognized to date if it becomes probable that the Company will not receive such funds.

In August 2007, our Brazilian subsidiary was served with assessments collectively valued at approximately $12.8 million from the State of Rio de Janiero, Brazil, to collect a state tax on the importation of goods. We believe that our subsidiary is not liable for the taxes and are vigorously contesting the assessments in the Brazilian administrative and judicial systems. At this time, the ultimate disposition of this matter cannot presently be determined and therefore, it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. We do not expect the liability, if any, resulting from these assessments to have a material adverse effect on the Company’s operations, financial position or cash flows.

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

10. Stockholders’ Equity

The Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C. dated as of October 17, 1997 included one right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock for each share of common stock. On October 17, 2007, the Rights Agreement and the rights issued thereunder expired by their terms, at which time no shares of the Series A Preferred Stock were issued or outstanding.

Under a Stockholder Rights Plan adopted by the Board of Directors on November 24, 2008, each share of common stock includes one right to purchase from the Company a unit consisting of one one-hundredth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock at a specific purchase price per Fractional Share, subject to adjustment in certain event. The rights will cause substantial dilution to any person or group that attempts to acquire the Company without the approval of the Company’s Board of Directors.

11. Geographic Segments

	Year ended December 31,
	2006	2007	2008
	(In thousands)
Revenues
Western Hemisphere
Products	$185,692	$198,346	$224,816
Services	33,309	38,301	43,065
Intercompany	61,815	57,281	64,418

Total	$280,816	$293,928	$332,299

Eastern Hemisphere
Products	$135,948	$148,223	$154,226
Services	29,042	32,699	34,732
Intercompany	2,955	6,364	1,858

Total	$167,945	$187,286	$190,816

Asia-Pacific
Products	$50,900	$71,401	$74,273
Services	7,851	6,587	11,659
Intercompany	6,748	6,524	7,714

Total	$65,499	$84,512	$93,646

Summary
Products	$372,540	$417,970	$453,315
Services	70,202	77,587	89,456
Intercompany	71,518	70,169	73,990
Eliminations	(71,518)	(70,169)	(73,990)

Total	$442,742	$495,557	$542,711

	December 31,
	2006	2007	2008
	(In thousands)
Income (loss) before income taxes
Western Hemisphere	$78,549	$77,183	$69,319
Eastern Hemisphere	27,774	31,538	35,509
Asia-Pacific	24,742	28,093	33,592
Eliminations	(5,629)	9,476	6,564

Total	$125,373	$146,290	$144,984

Total Long-Lived Assets
Western Hemisphere	$108,960	$122,978	$147,460
Eastern Hemisphere	30,782	29,169	22,892
Asia-Pacific	10,557	15,496	16,402
Eliminations	(20,419)	(20,419)	(20,419)

Total	$129,880	$147,224	$166,335

Total Assets
Western Hemisphere	$455,616	$522,732	$465,797
Eastern Hemisphere	168,100	161,626	125,497
Asia-Pacific	54,228	74,297	120,943
Eliminations	(83,009)	(58,833)	(31,628)

Total	$594,935	$699,822	$680,609

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

In 2006, 2007 and 2008, no single customer accounted for more than 10% of the Company’s revenues.

12. Employee Stock Option Plan and Awards

On September 19, 1997, the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan (as amended, the “1997 Plan”) and the Company reserved 3,400,000 shares of Common Stock for use in connection with the 1997 Plan. During 2001, the Company reserved an additional 1,400,000 shares for use in connection with the 1997 Plan. Some options remain outstanding under the 1997 Plan, however, no additional grants will be awarded under this plan. On May 13, 2004, the Company’s stockholders approved the 2004 Incentive Plan of Dril-Quip, Inc. (the “2004 Plan”), which reserved up to 2,696,294 shares of Common Stock to be used in connection with the 2004 Plan. Persons eligible for awards under the 1997 Plan and 2004 Plan are employees holding positions of responsibility with the Company or any of its subsidiaries. Options granted under the 1997 Plan and the 2004 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant.

The fair value of stock options granted is estimated on the grant date using the Black-Scholes option pricing model. The expected life was based on the Company’s historical trends and volatility was based on the expected life of the options. The risk-free interest rate is based on U.S. Treasury yield curve at the grant date. The Company does not pay dividends and therefore, there is no dividend yield.

On October 27, 2006, October 26, 2007 and October 28, 2008 the Company granted options to purchase 264,435, 256,284 and 408,123 shares, respectively, of common stock pursuant to the 2004 Plan to certain officers and employees. The following table presents the assumptions used in the option pricing model.

	2006	2007	2008
Expected life (years)	6.4	6.0	6.3
Volatility	47.8%	45.8%	46.2%
Risk-free interest rate	4.9%	4.04%	2.75%
Dividend yield	0.0%	0.0%	0.0%
Fair value of each option	$20.92	$26.76	$10.23

Option activity for the year ended December 31, 2008 was as follows:

	Number of Options	Weighted Average Price	Aggregate intrinsic value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2007	1,236,212	$24.31
Granted	408,123	20.98
Exercised	(28,812)	13.03
Forfeited	(5,313)	46.10

Outstanding at December 31, 2008	1,610,210	$23.59	$8.3	6.82

Exercisable at December 31, 2008	886,030	$16.05	$8.3	4.87

The total intrinsic value of stock options exercised in 2006, 2007 and 2008 was $52.8 million, $19.9 million and $1.3 million, respectively. The income tax benefit realized from stock options exercised was $461,000 for the year ended December 31, 2008.

Stock-based compensation is recognized as selling, general and administrative expense in the accompanying Consolidated Statements of Income. During the years ended December 31, 2006, 2007 and 2008 stock-based compensation expense totaled $1.8 million, $2.3 million and $3.2 million, respectively. No stock-based compensation expense was capitalized during those years.

While the options granted to employees vest over four years, the Company recognizes compensation expense on a straight-line basis over the vesting period of the options. At December 31, 2008, there was $11.1 million of total unrecognized compensation expense related to nonvested stock options. This expense is expected to be recognized over a weighted average of 2.0 years.

The following table summarizes information for equity compensation plans in effect as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,610,210	$23.59	1,767,452
Equity compensation plans not approved by stockholders	0	not applicable	0

Total	1,610,210	$23.59	1,767,452

13. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation as required by Statement of Financial Accounting Standards No. 128, “Earnings per Share”:

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except per share amounts)
Net income	$86,891	$107,941	$105,585

Weighted average common shares outstanding	39,340	40,447	39,918
Effect of dilutive securities-options	1,002	560	374

Total shares and dilutive securities	40,342	41,007	40,292

Basic earnings per common share	$2.21	$2.67	$2.65

Diluted earnings per common share	$2.15	$2.63	$2.62

Weighted average number of options with an exercise price greater than average market price for the period	264	306	576

14. Common Stock

In May 2008 the Company announced that its Board of Directors had authorized a share repurchase program under which the Company could repurchase up to $100 million of its common stock, At the end of the third quarter of 2008, the Company had repurchased 1,799,928 shares at an average price of $55.58 per share (including commissions) for a total of approximately $100 million. All repurchased shares have been retired.

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

15. Quarterly Results of Operations (Unaudited):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
	(Unaudited)
2007
Revenues	$117,682	$114,701	$130,423	$132,751
Cost of sales	67,750	64,492	75,895	77,144
Gross profit	49,932	50,209	54,528	55,607
Operating income	32,708	32,863	36,747	36,067
Net income	24,051	24,109	27,624	32,157
Earnings per share:
Basic(1)	$0.60	$0.60	$0.68	$0.79
Diluted (1)	0.59	0.59	0.67	0.78

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
	(Unaudited)
2008
Revenues	$132,413	$142,544	$132,271	$135,543
Cost of sales	77,819	83,726	74,230	76,524
Gross profit	54,594	58,818	58,041	59,019
Operating income	34,712	37,760	35,818	33,423
Net income	25,391	27,703	27,446	25,045
Earnings per share:
Basic(1)	$0.62	$0.69	$0.70	$0.64
Diluted(1)	0.62	0.68	0.69	0.64

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 30 of this annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2008 Proxy Statement”) for its annual meeting of stockholders to be held on May 14, 2009, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2009 Proxy Statement, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2009 Proxy Statement, which sections are incorporated herein by reference.

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

(a)(3) Exhibits

Dril-Quip will furnish any exhibit to a stockholder upon payment by the stockholder of the Company’s reasonable expenses to furnish the exhibit.

Exhibit No.	Description
*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Amended and restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated December 21, 2007.)

*4.1	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.2 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.2	—

Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement Form S-1 (Registration No. 333-33447) 2008.).

*4.3	—

Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

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

Exhibit No.	Description

*+10.3	—

Form of Employment Agreement between the Company and each of Messrs. Reimert, Smith and Walker (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2008).

*10.4	—	2004 Incentive Plan of Dril-Quip, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2008).

**+10.5	—	Summary of Executive Officer and Non-employee Director Compensation.

**21.1	—	Subsidiaries of the Registrant.

**23.1	—	Consent of BDO Seidman, LLP.

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

**31.3	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

**31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

**32.1	—	Section 1350 Certification of Larry E. Reimert.

**32.2	—	Section 1350 Certification of Gary D. Smith.

**32.3	—	Section 1350 Certification of J. Mike Walker.

**32.4	—	Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
**	Filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2009.

DRIL-QUIP, INC.

By:	/S/ LARRY E. REIMERT
Larry E. Reimert
Co-Chairman of the Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ J. MIKE WALKER J. MIKE WALKER	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	February 26, 2009

/S/ LARRY E. REIMERT LARRY E. REIMERT	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	February 26, 2009

/S/ GARY D. SMITH GARY D. SMITH	Co-Chairman of the Board and Director (Co-Principal Executive Officer)	February 26, 2009

/S/ JERRY M. BROOKS JERRY M. BROOKS	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009

/S/ JOHN V. LOVOI JOHN V. LOVOI	Director	February 26, 2009

/S/ L.H. DICK ROBERTSON L.H. DICK ROBERTSON	Director	February 26, 2009

/S/ A.P. SHUKIS A.P. SHUKIS	Director	February 26, 2009

GARY L. STONE	Director