Form 10-Q
period 2009-03-31
DRIL-QUIP INC
filed 2009-05-08
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

                            (Do not check if a smaller

                            reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of May 6, 2009, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 39,024,347.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2008	March 31, 2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$95,952	$121,543
Trade receivables, net	172,072	154,292
Inventories, net	222,203	232,101
Deferred income taxes	15,834	17,204
Prepaids and other current assets	8,213	5,543

Total current assets	514,274	530,683
Property, plant and equipment, net	160,810	169,992
Other assets	5,525	5,475

Total assets	$680,609	$706,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,715	$29,506
Current maturities of long-term debt	636	625
Accrued income taxes	7,153	13,470
Customer prepayments	51,153	52,268
Accrued compensation	9,702	10,135
Other accrued liabilities	13,380	9,350

Total current liabilities	113,739	115,354
Long-term debt	896	725
Deferred income taxes	6,524	6,521

Total liabilities	121,159	122,600
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 39,022,597 shares issued and outstanding at December 31, 2008 and March 31, 2009	390	390
Additional paid-in capital	109,784	110,781
Retained earnings	478,146	502,817
Foreign currency translation adjustment	(28,870)	(30,438)

Total stockholders’ equity	559,450	583,550

Total liabilities and stockholders’ equity	$680,609	$706,150

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2008	2009
	(In thousands, except per share data)
Revenues:
Products	$112,167	$105,136
Services	20,246	22,386

Total revenues	132,413	127,522
Cost and expenses:
Cost of sales:
Products	65,700	59,952
Services	12,119	12,065

Total cost of sales	77,819	72,017
Selling, general and administrative	13,618	14,540
Engineering and product development	6,264	6,305

	97,701	92,862

Operating income	34,712	34,660
Interest income	1,704	212
Interest expense	(58)	(48)

Income before income taxes	36,358	34,824
Income tax provision	10,967	10,153

Net income	$25,391	$24,671

Earnings per common share:
Basic	$0.62	$0.63

Diluted	$0.62	$0.63

Weighted average common shares outstanding:
Basic	40,798	39,023

Diluted	41,188	39,315

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2008	2009
	(In thousands)
Operating activities
Net income	$25,391	$24,671
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,076	4,162
Stock-based compensation expense	757	997
Loss/(gain) on sale of equipment	(27)	13
Deferred income taxes	(1,213)	(1,379)
Changes in operating assets and liabilities:
Trade receivables, net	(7,859)	16,799
Inventories, net	(5,260)	(10,894)
Prepaids and other assets	2,264	2,769
Excess tax benefit of stock option exercises	(43)	—
Trade accounts payable and accrued expenses	(7,563)	2,133

Net cash provided by operating activities	10,523	39,271
Investing activities
Purchase of property, plant and equipment	(14,034)	(13,794)
Proceeds from sale of equipment	397	195

Net cash used in investing activities	(13,637)	(13,599)
Financing activities
Principal payments on long-term debt	(224)	(151)
Proceeds from exercise of stock options	95	—
Excess tax benefit of stock option exercises	43	—

Net cash used in financing activities	(86)	(151)
Effect of exchange rate changes on cash activities	(287)	70

Increase (decrease) in cash and cash equivalents	(3,487)	25,591
Cash and cash equivalents at beginning of period	201,732	95,952

Cash and cash equivalents at end of period	$198,245	$121,543

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Principles of Consolidation

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip’s customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2008, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2009, the results of operations for each of the three-month periods ended March 31, 2009 and 2008, and the cash flows for each of the three-month periods ended March 31, 2009 and 2008. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, inventories and contingent liabilities as discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Cash and cash equivalents

Short-term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents. The Company invests excess cash in interest bearing accounts, money market mutual funds and funds which invest in U.S. Treasury obligations and repurchase agreements backed by U.S. Treasury obligations. The Company’s investment objectives include the provision of a high level of current income consistent with the preservation of capital and the maintenance of liquidity.

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $20.8 million and $21.1 million were recorded as of December 31, 2008 and March 31, 2009, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2008 and March 31, 2009, receivables included $44.8 million and $37.5 million of unbilled receivables, respectively. During the quarter ended March 31, 2009, there were 14 projects representing approximately 21% of the Company’s total revenue and approximately 26% of its product revenues that were accounted for using percentage-of-completion accounting.

Revenues not recognized under the percentage-of-completion method

Revenues from the sale of inventory products, not accounted for under the percentage-of-completion method, are recorded at the time the manufacturing processes are complete and ownership is transferred to the customer.

Service revenue

The Company earns service revenues from three sources:

•	technical advisory assistance;

•	rental of running tools; and

•	rework and reconditioning of customer-owned Dril-Quip products.

The recognition of service revenue is the same for all products, including those accounted for under the percentage-of-completion method. The Company does not install products for its customers, but it provides technical advisory assistance. At the time of delivery of the product, the customer is not obligated to buy or rent the Company’s running tools and the Company is not obligated to perform any subsequent services relating to installation. Technical advisory assistance service revenue is recorded at the time the service is rendered. Service revenues associated with the rental of running and installation tools are recorded as earned. Rework and reconditioning service revenues are recorded when the refurbishment process is complete.

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

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange gains (losses) are included in selling, general and administrative costs in the Condensed Consolidated Statements of Income.

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

In addition, the Company invests excess cash in interest bearing accounts, money market mutual funds and funds which invest in obligations of the U.S. Treasury and repurchase agreements backed by U.S. Treasury obligations. Changes in the financial markets and interest rates could affect the interest earned on short-term investments.

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

The following table provides comprehensive income for the periods indicated:

	Three months ended March 31,
	2008	2009
	(In thousands)
Net income	$25,391	$24,671
Foreign currency translation adjustment	(389)	(1,568)

Comprehensive income	$25,002	$23,103

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed considering the dilutive effect of stock options using the treasury stock method.

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the number of common shares outstanding at March 31 of each year to the weighted average number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended March 31,
	2008	2009
	(In thousands)
Number of common shares outstanding at end of period—basic	40,798	39,023
Effect of using weighted average common shares outstanding	—	—

Weighted average common shares outstanding—basic	40,798	39,023
Dilutive effect of common stock options	390	292

Weighted average common shares outstanding—diluted	41,188	39,315

New Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP (FASB Staff Position) 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of reviewing the additional disclosure requirements under FSP FAS 107-1 and APB 28-1.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) replaces Statement No. 141, “Business Combinations.” The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations when the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141(R) on January 1, 2009 for business combinations it engages in on or after this date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment to ARB No. 51” (SFAS 160) which establishes accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provision of SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 160 on January 1, 2009, and the adoption had no material effect on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures under fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, the Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP

FAS 157-2. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP FAS 157-3 was effective immediately and did not have an impact on the Company upon adoption. The Company did not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of December 31, 2008. Cash and cash equivalents include investments in various financial instruments which are carried at cost. On January 1, 2009 the Company adopted FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FAS 157-2”), for its nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 and FAS 157-2 did not have an effect on the Company’s fair value measurements. The Company did not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of March 31, 2009.

3.	Stock-Based Compensation and Stock Option Awards

During the three months ended March 31, 2009, the Company recognized approximately $997,000 of compensation expense compared to approximately $757,000 for the three months ended March 31, 2008. Compensation expense is included in the selling, general and administrative expense line of the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three months ended March 31, 2009 or 2008. There were no options granted in the first quarter of 2009 and 2008. Refer to Note 12 of the Company’s 2008 Form 10-K for additional information regarding stock-based compensation plans.

4.	Inventories

Inventories consist of the following:

	December 31, 2008	March 31, 2009
	(In thousands)
Raw materials	$55,470	$51,976
Work in progress	71,926	88,093
Finished goods	115,636	113,103

	243,032	253,172
Less: allowance for obsolete and excess inventory	(20,829)	(21,071)

	$222,203	$232,101

5.	Geographic Areas

	Three months ended March 31,
	2008	2009
	(In thousands)
Revenues:
Western Hemisphere
Products	$66,473	$53,402
Services	8,881	10,161
Intercompany	20,347	15,737

Total	$95,701	$79,300

Eastern Hemisphere
Products	$32,309	$34,179
Services	9,142	9,608
Intercompany	932	397

Total	$42,383	$44,184

Asia – Pacific
Products	$13,385	$17,555
Services	2,223	2,617
Intercompany	577	(1)

Total	$16,185	$20,171

Summary
Products	$112,167	$105,136
Services	20,246	22,386
Intercompany	21,856	16,133
Eliminations	(21,856)	(16,133)

Total	$132,413	$127,522

Income (loss) before income taxes:
Western Hemisphere	$26,213	$16,129
Eastern Hemisphere	6,741	13,943
Asia – Pacific	3,608	6,472
Eliminations	(204)	(1,720)

Total	$36,358	$34,824

	December 31, 2008	March 31, 2009
Total Long-Lived Assets:
Western Hemisphere	$147,460	$154,036
Eastern Hemisphere	22,892	25,141
Asia – Pacific	16,402	16,709
Eliminations	(20,419)	(20,419)

	$166,335	$175,467

Total Assets:
Western Hemisphere	$465,797	$481,085
Eastern Hemisphere	125,497	134,995
Asia – Pacific	120,943	124,878
Eliminations	(31,628)	(34,808)

	$680,609	$706,150

6.	Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures under fair value measurements. On January 1, 2009 the Company adopted FSP FAS 157-2, for its nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 and FSP FAS 157-2 did not have an effect on the Company’s fair value measurements. The Company did not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of March 31, 2009. Cash and cash equivalents include money market funds which are carried at cost.

7.	Commitments and Contingencies

In 2006, the Company entered into a contract in the amount of approximately $47 million with MPF Corp. Ltd. (“MPF”) under which the Company was to construct risers and related equipment to be installed on an offshore drill ship being constructed for MPF. MPF and its affiliates filed a Chapter 11 bankruptcy case in September 2008 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. Under the Bankruptcy Code, at some point MPF must either assume this contract or reject it. Since MPF is not required to make a decision on the handling of the contract right away, the Company cannot be sure as to when its rights under the contract will be clarified. Currently, the Company has possession of all the raw materials purchased to date and work-in-progress under the contract. At the time of the bankruptcy filing, the Company had recognized approximately $20 million in revenues under the contract and had received payments of approximately $16 million. No further revenue has been recognized since the second quarter of 2008. The Company believes the remaining $4 million of unpaid receivables will be realized through the workings of the contract or through its interest in the partially constructed inventory. While the Company has made filings in the bankruptcy proceedings that it believes are appropriate to protect its rights, there can be no assurance that the Company will be able to receive the expected benefits of the contract with MPF. While the Company does not expect the outcome of this matter to have a material adverse effect on the Company’s operations, financial position or cash flows, the Company may be required to write down or forfeit some portion of the revenues recognized to date if it becomes probable that the Company will not receive such funds.

In August 2007, the Company’s Brazilian subsidiary was served with assessments collectively valued at approximately $12.8 million from the State of Rio de Janiero, Brazil, to collect a state tax on the importation of goods. The Company believes that its subsidiary is not liable for the taxes and are vigorously contesting the assessments in the Brazilian administrative and judicial systems. At this time, the ultimate disposition of this matter cannot be determined and therefore, it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its operations, financial position or cash flows.

The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and dependency on the condition of the oil and gas industry. Additionally, products of the Company are used in potentially hazardous drilling, completion, and production applications that can cause personal injury, product liability, and environmental claims. Although exposure to such risk has not resulted in any significant problems in the past, there can be no assurance that future developments will not adversely impact the Company.

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

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position, results of operations and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements presented elsewhere herein, as well as the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Overview and Industry Outlook

Dril-Quip designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environment and severe service applications. The Company designs and manufactures subsea equipment, surface equipment and offshore rig equipment for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products and rental of running tools for use in connection with the installation and retrieval of the Company’s products.

Both the market for offshore drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. Declines in oil and gas prices may adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore, which could have an adverse impact on the Company’s operations, financial position or cash flows.

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, crude oil (West Texas Intermediate Cushing) and natural gas (Henry Hub) prices are listed below as the average closing prices for the first quarter of 2008 and 2009:

	Three months ended March 31,
	2008	2009
Crude oil ($/Bbl)	$97.94	$42.90
Natural gas ($/Mcf)	8.92	4.71

During the first quarter of 2008, crude oil prices ranged between $87.16 per barrel and $110.21 per barrel with an average quarterly price of $97.94. For the first quarter of 2009, crude oil prices ranged between $34.03 per barrel and $53.87 per barrel with an average quarterly price of $42.90.

According to the March 2009 release of the Short-Term Energy Outlook published by the EIA, West Texas Intermediate crude oil prices are projected to average $42.06 per barrel in 2009 and $53.17 in 2010. These projections are lower than previously reported in the January and February 2009 reports. In April 2009, the EIA further adjusted its average price per barrel forecast to $52.64 per barrel in 2009 and, assuming an economic recovery next year, the EIA expects average prices to be $62.92 per barrel in 2010. In March 2009, the EIA projected Henry Hub natural gas prices to average $4.67 per Mcf in 2009 and increase to an average of $5.87 per Mcf in 2010. In April 2009, the EIA revised its estimated average projections to $4.24 per Mcf in 2009 and $5.83 per Mcf in 2010. The EIA April report further predicted OPEC crude oil production to average 28.8 million barrels per day in 2009 and 29.8 million barrels per day in 2010. In its March 2009 Oil Market Report, the International Energy Agency projected oil demand in 2009 to be 84.4 million barrels per day, compared to an estimated 85.7 million barrels per day in 2008. This estimate was revised downward in April 2009 to 83.4 million barrels per day.

Detailed below is the average contracted rig count for our geographic regions for the three months ended March 31, 2008 and 2009. The rig count data includes floating rigs (semi-submersibles and drill ships) and jack-ups. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Three months March 31,
	2008	2009
Western Hemisphere	182	177
Eastern Hemisphere	160	161
Asia – Pacific	227	239

Source: ODS – Petrodata RigBase – March 31, 2009

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling.

We believe that the number of rigs (semi-submersibles, drill ships and jack-ups) under construction impacts our revenue because our customers generally order some of our products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact our backlog. According to ODS-Petrodata, at the end of both March 2008 and 2009, there were 162 rigs under construction and the expected delivery dates for the rigs under construction at March 31, 2009 are as follows:

Remainder of 2009	50
2010	56
2011	43
2012	13

162

In mid-2008, crude oil and natural gas prices began to decline significantly. This decline has resulted in reduced capital spending by some oil and gas companies, many of which are our customers. Additional capital expenditure reductions could have an adverse impact on the Company’s financial condition, results of operation and new customer orders. The Company believes that its backlog should help mitigate the impact of current market conditions; however, a prolonged decline in commodity prices or an extended continuation of the downturn in the global economy could have a negative impact on the Company. The Company’s backlog at March 31, 2009 was approximately $573 million compared to approximately $438 million at March 31, 2008. The Company can give no assurance that backlog will remain at current levels. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

Revenues.    Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services of customer-owned Dril-Quip products and rental of running tools for installation and retrieval of the

Company’s products. For each of the three months ended March 31, 2008 and 2009, the Company derived 85% and 82% respectively, of its revenues from the sale of its products and 15% and 18%, respectively, of its revenues from services. Product contracts are negotiated and sold separately from service contracts. In addition, service contracts are not included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on world-wide economic conditions in the offshore oil and gas industry, and is not based on a specific relationship between the two contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first three months of 2009, 14 projects representing approximately 21% of the Company’s total revenue and 26% of its product revenue were accounted for using percentage-of-completion accounting compared to 16 projects representing approximately 37% of the Company’s total revenue and 44% of its product revenue for the first three months of 2008. This percentage may fluctuate in the future. For revenues accounted for under the percentage-of-completion method, the Company calculates the percentage complete and applies the percentage to determine earned revenues and the appropriate portion of total estimated costs. Losses, if any, are recognized when they first become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The Company has substantial international operations, with approximately 67% and 66% of its revenues derived from foreign sales for the three months ended March 31, 2008 and 2009, respectively.

Cost of Sales.    The principal elements of cost of sales are labor, raw materials and manufacturing overhead. Cost of sales as a percentage of revenues is influenced by the product mix sold in any particular period and market conditions. The Company’s costs related to its foreign operations do not significantly differ from its domestic costs.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include the costs associated with sales and marketing, general corporate overhead, compensation expense, stock option expense, legal expenses, foreign currency transaction gains and losses and other related administrative functions.

Engineering and Product Development Expenses.    Engineering and product development expenses consist of new product development and testing, as well as application engineering related to customized products.

Income Tax Provision.    The Company’s effective income tax rate has historically been lower than the statutory rate primarily due to foreign income tax rate differentials, research and development credits and deductions related to domestic production activities.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended March 31,
	2008	2009
Revenues:
Products	84.7%	82.4%
Services	15.3	17.6

Total revenues	100.0	100.0
Cost of sales:
Products	49.6	47.0
Services	9.2	9.5

Total cost of sales	58.8	56.5
Selling, general and administrative expenses	10.3	11.4
Engineering and product development expenses	4.7	4.9

Operating income	26.2	27.2
Interest income	1.3	0.1
Interest expense	—	—

Income before income taxes	27.5	27.3
Income tax provision	8.3	8.0

Net income	19.2%	19.3%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended March 31,
	(In millions)
	2008	2009
Revenues:
Products
Subsea equipment	$70.7	$75.6
Surface equipment	6.9	6.3
Offshore rig equipment	34.6	23.2

Total products	112.2	105.1
Services	20.2	22.4

Total revenues	$132.4	$127.5

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

Revenues.    Revenues decreased by $4.9 million, or approximately 3.7%, to $127.5 million in the three months ended March 31, 2009 from $132.4 million in the three months ended March 31, 2008. Product revenues decreased by approximately $7.1 million for the three months ended March 31, 2009 compared to the same period in 2008 as a result of decreased revenues of $11.4 million in offshore rig equipment and $600,000 in surface equipment offset by a $4.9 million increase in subsea equipment. The decrease in offshore rig equipment was primarily due to decreases in revenues related to several long-term projects. During the first quarter of 2008 the Company recognized revenues related to 16 projects, compared to 14 projects during the same period of 2009. The majority of these projects related to offshore rig equipment. In the first quarter of 2008, projects accounted for using the percentage-of-completion method represented 37% of the Company’s total revenues compared to 21% of total revenues for the same period in 2009. Product revenues increased in the Eastern Hemisphere and Asia-Pacific by $1.8 million and $4.2 million, respectively, offset by a decrease in product revenues in the Western Hemisphere of $13.1 million. Service revenues increased by approximately $2.2 million from increased service revenues in the Western Hemisphere of $1.3 million, Eastern Hemisphere of $500,000 and Asia-Pacific of $400,000. The majority of the increases in service revenues related to an increase in rework and reconditioning of customer-owned Dril-Quip products.

Cost of Sales.    Cost of sales decreased by $5.8 million, or approximately 7.5%, to $72.0 million for the three months ended March 31, 2009 from $77.8 million for the same period in 2008. As a percentage of revenues, cost of sales were approximately 56.5% and 58.8% for the three-month periods ended March 31, 2009 and 2008, respectively. The decrease in cost of sales as a percentage of revenues resulted primarily due to improved manufacturing efficiencies since the first quarter of 2008 and product mix.

Selling, General and Administrative Expenses.    For the three months ended March 31, 2009, selling, general and administrative expenses increased by approximately $900,000, or 6.6%, to $14.5 million from $13.6 million in the 2008 period. The increase in selling, general and administrative expenses was primarily due to the effect of foreign currency transaction gains and losses and increased stock option expenses. The Company experienced approximately $79,000 in foreign currency transaction losses in the first quarter of 2009 as compared to $508,000 in foreign currency transaction gains in the first quarter of 2008. Stock option expense for the first quarter of 2009 totaled $997,000 compared to $757,000 in the first quarter of 2008. Selling, general and administrative expenses as a percentage of revenues increased from 10.3% in 2008 to 11.4% in 2009.

Engineering and Product Development Expenses.    For each of the three-month periods ended March 31, 2009 and 2008, engineering and product development expenses totaled $6.3 million. Engineering and product development expenses as a percentage of revenues increased from 4.7% in 2008 to 4.9% in 2009.

Interest Income.    Interest income for the three-month period ended March 31, 2009 was approximately $200,000 as compared to $1.7 million for the three-month period ended March 31, 2008. This decrease was due to reduced interest earned on short-term investments due to lower interest rates and reduced balances in short-term investments. Due to the current global financial crisis, the company has transferred the majority of its short-term investments to funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest expense.    Interest expense for the three months ended March 31, 2009 was $48,000 compared to $58,000 for the same period in 2008.

Income tax provision.    Income tax expense for the three months ended March 31, 2009 was $10.2 million on income before taxes of $34.8 million, resulting in an effective income tax rate of approximately 29%. Income tax expense for the three months ended March 31, 2008 was $11.0 million on income before taxes of $36.4 million, resulting in an effective income tax rate of approximately 30%.

Net Income.    Net income was approximately $24.7 million for the three months ended March 31, 2009 and $25.4 million for the same period in 2008, for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Three months March 31,
	2008	2009
	(In thousands)
Operating activities	$10,523	$39,271
Investing activities	(13,637)	(13,599)
Financing activities	(86)	(151)

	(3,200)	25,521
Effect of exchange rate changes on cash activities	(287)	70

Increase (decrease) in cash and cash equivalents	$(3,487)	$25,591

Statements of cash flows for entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are noncash changes. As a result, changes reflected in certain accounts on the Condensed Consolidated Statements of Cash Flows may not reflect the changes in corresponding accounts on the Condensed Consolidated Balance Sheets.

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. Recently, the Company’s principal sources of funds have been cash flows from operations.

During the three months ended March 31, 2009, the Company generated $39.3 million of cash from operations as compared to $10.5 million for the same period in 2008. The primary reasons for the increase were the changes in operating assets and liabilities during the first quarter of 2009 as compared to the same period in 2008. Cash totaling approximately $10.8 million was provided during the first quarter of 2009 due to reductions in operating assets and liabilities, compared to $18.5 million that was used to increase operating assets and liabilities during the same period in 2008. The reduction in operating assets and liabilities during the first three months of 2009 primarily reflected a decrease of $16.8 million in receivables due to a concentrated effort by the Company to increase collection efforts. The reduction in accounts receivable was partially offset by an increase in inventory of $10.9 million. The majority of the increase in inventory was in work-in-progress. Accounts payable and accrued expenses increased by $2.1 million largely due to the purchases of materials for inventory.

Capital expenditures by the Company were $13.8 million and $14.0 million in the first three months of 2009 and 2008, respectively. The capital expenditures for the first quarter of 2009 were primarily $5.0 million for machinery and equipment, $4.1 million for facilities and $4.1 million running tools and other expenditures of $600,000. Principal payments on long-term debt were approximately $151,000 during the three months ended March 31, 2009.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $10 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments and terminates on June 1, 2009. The Company is currently evaluating its options regarding the termination of this facility. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. As of March 31, 2008 and 2009, the Company had no borrowings under this facility and was in compliance with all loan covenants.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $5.7 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 0.50% at March 31, 2009, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at March 31, 2009 was approximately U.S. $1.2 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting policies. During the three months ended March 31, 2009 there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and to a lesser extent, the Brazilian real. The Company experienced a foreign currency pre-tax loss of approximately $79,000 during the three month period ended March 31, 2009 compared to a foreign currency pre-tax gain of approximately $508,000 in the same period of 2008. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the March 31, 2009 balance of approximately $1.2 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $12,000 or $3,000 per quarter.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 34 of the 2008 annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 7 to the condensed consolidated financial statements included in Item 1 of Part 1 of this report, as well as “Legal Proceedings” in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On May 7, 2009, the Board of Directors of the Company approved an amendment (the “Amendment”) to the 2004 Incentive Plan of Dril-Quip, Inc. (as amended and restated, the “2004 Plan”) to reflect modifications to share numbers stated in the 2004 Plan resulting from the Company’s stock split in October 2006. The Amendment is effective immediately and did not require stockholder approval under the terms of the 2004 Plan, applicable law or the rules of the New York Stock Exchange. The Amendment is attached to this Quarterly Report on Form 10-Q and incorporated by reference herein.

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the following:

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

Item 6.	Exhibits.

(a) Exhibits

The following exhibits are filed herewith:

Exhibit No.		Description

*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Amended and Restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated December 21, 2007.)

*4.1	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447).

*4.2	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447) 2008).

*4.3	—

Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

+10.1	—	Amendment No. 1 to 2004 Incentive Plan of Dril-Quip, Inc.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

31.3	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Larry E. Reimert.

32.2	—	Section 1350 Certification of Gary D. Smith.

32.3	—	Section 1350 Certification of J. Mike Walker.

32.4	—	Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/S/ JERRY M. BROOKS
Jerry M. Brooks,
Vice President—Finance and Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Signatory)

Date: May 8, 2009