Form 10-Q
period 2009-06-30
DRIL-QUIP INC
filed 2009-08-07
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

                            (Do not check if a smaller

                            reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of August 3, 2009, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 39,030,597.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2008	June 30, 2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$95,952	$115,988
Trade receivables, net	172,072	160,597
Inventories, net	222,203	259,104
Deferred income taxes	15,834	18,133
Prepaids and other current assets	8,213	8,377

Total current assets	514,274	562,199
Property, plant and equipment, net	160,810	180,869
Other assets	5,525	5,431

Total assets	$680,609	$748,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,715	$28,093
Current maturities of long-term debt	636	719
Accrued income taxes	7,153	9,551
Customer prepayments	51,153	45,971
Accrued compensation	9,702	11,894
Other accrued liabilities	13,380	11,974

Total current liabilities	113,739	108,202
Long-term debt	896	644
Deferred income taxes	6,524	6,570

Total liabilities	121,159	115,416
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 39,022,597 and 39,029,347 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	390	390
Additional paid-in capital	109,784	111,819
Retained earnings	478,146	529,524
Foreign currency translation adjustment	(28,870)	(8,650)

Total stockholders’ equity	559,450	633,083

Total liabilities and stockholders’ equity	$680,609	$748,499

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In thousands, except per share data)
Revenues:
Products	$117,715	$113,400	$229,882	$218,536
Services	24,829	19,786	45,075	42,172

Total revenues	142,544	133,186	274,957	260,708
Cost and expenses:
Cost of sales:
Products	69,805	65,699	135,504	125,651
Services	13,921	11,708	26,041	23,773

Total cost of sales	83,726	77,407	161,545	149,424
Selling, general and administrative	14,187	12,897	27,805	27,437
Engineering and product development	6,871	6,571	13,135	12,876

	104,784	96,875	202,485	189,737

Operating income	37,760	36,311	72,472	70,971
Interest income	929	132	2,633	344
Interest expense	(44)	(29)	(102)	(77)

Income before income taxes	38,645	36,414	75,003	71,238
Income tax provision	10,942	9,707	21,909	19,860

Net income	$27,703	$26,707	$53,094	$51,378

Earnings per common share:
Basic	$0.69	$0.68	$1.31	$1.32

Diluted	$0.68	$0.68	$1.29	$1.31

Weighted average common shares outstanding:
Basic	40,435	39,026	40,617	39,024

Diluted	40,859	39,433	41,026	39,363

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2008	2009
	(In thousands)
Operating activities
Net income	$53,094	$51,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,290	8,664
Stock-based compensation expense	1,497	1,909
Gain on sale of equipment	(90)	(132)
Deferred income taxes	(1,319)	(2,132)
Changes in operating assets and liabilities:
Trade receivables, net	(12,759)	20,660
Inventories, net	(28,926)	(26,608)
Prepaids and other assets	2,458	289
Excess tax benefit of stock option exercises	(399)	(64)
Trade accounts payable and accrued expenses	(15,409)	(9,799)

Net cash provided by operating activities	6,437	44,165
Investing activities
Purchase of property, plant and equipment	(30,242)	(22,883)
Proceeds from sale of equipment	721	915

Net cash used in investing activities	(29,521)	(21,968)
Financing activities
Repurchase of common stock	(67,860)	—
Principal payments on long-term debt	(439)	(326)
Proceeds from exercise of stock options	376	55
Excess tax benefit of stock option exercises	399	64

Net cash used in financing activities	(67,524)	(207)
Effect of exchange rate changes on cash activities	(1,670)	(1,954)

Increase (decrease) in cash and cash equivalents	(92,278)	20,036
Cash and cash equivalents at beginning of period	201,732	95,952

Cash and cash equivalents at end of period	$109,454	$115,988

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2008, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2009, the results of operations for each of the three and six-month periods ended June 30, 2009 and 2008, and the cash flows for each of the six-month periods ended June 30, 2009 and 2008. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method, and are stated at the lower of cost or market. Inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $20.8 million and $22.0 million were recorded as of December 31, 2008 and June 30, 2009, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Revenues recognized under the percentage-of-completion method

The Company uses the percentage-of-completion method on long-term project contracts pursuant to Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Long-term project contracts have the following characteristics:

•	The contracts call for products which are designed to customer specifications;

•	The structural designs are unique and require significant engineering and manufacturing efforts generally requiring more than one year in duration;

•	The contracts contain specific terms as to milestones, progress billings and delivery dates; and

•	Product requirements cannot be filled directly from the Company’s standard inventory.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2008 and June 30, 2009, receivables included $44.8 million and $50.4 million of unbilled receivables, respectively. During the quarter ended June 30, 2009, there were 15 projects representing approximately 15% of the Company’s total revenue and approximately 18% of its product revenues that were accounted for using percentage-of-completion accounting.

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

The following table provides comprehensive income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In thousands)
Net income	$27,703	$26,707	$53,094	$51,378
Foreign currency translation adjustment	2,925	21,788	2,536	20,220

Comprehensive income	$30,628	$48,495	$55,630	$71,598

Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed considering the dilutive effect of stock options using the treasury stock method.

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the number of common shares outstanding at June 30 of each year to the weighted average number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In thousands)
Number of common shares outstanding at end of period—basic	39,655	39,029	39,655	39,029
Effect of using weighted average common shares outstanding	780	(3)	962	(5)

Weighted average basic common shares outstanding—basic	40,435	39,026	40,617	39,024
Dilutive effect of common stock options	424	407	409	339

Weighted average diluted common shares outstanding—diluted	40,859	39,433	41,026	39,363

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of the authoritative U. S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of the authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for the interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. The Codification is effective for the Company during its interim period ending September 30, 2009 and will not have an impact on our operations, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company has adopted SFAS 165 for financial statements issued after the effective date. See Note 8 to the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 on June 15, 2009 and there was no impact on the Company’s disclosure requirement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) replaces Statement No. 141, “Business Combinations.” The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations when the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141(R) on January 1, 2009 for business combinations on or after this date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment to ARB No. 51” (SFAS 160) which establishes accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 160 on January 1, 2009, and the adoption had no material effect on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures under fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, the Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP FAS 157-3 was effective immediately and did not have an impact on the Company upon adoption. The Company did not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of December 31, 2008. Cash and cash equivalents include investments in various financial instruments which are carried at cost. On January 1, 2009 the Company adopted FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), for its nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 and FSP FAS 157-2 did not have an effect on the Company’s fair value measurements. The Company did not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of June 30, 2009.

3.	Stock-Based Compensation and Stock Option Awards

During the three and six months ended June 30, 2009, the Company recognized approximately $912,000 and $1.9 million, respectively, of compensation expense compared to $740,000 and $1.5 million, respectively, for the three and six months ended June 30, 2008. Compensation expense is included in the selling, general and administrative expense line of the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three and six months ended June 30, 2009 or 2008. There were no stock options granted in the second quarter of 2009 and 2008. Refer to Note 12 of the Company’s 2008 Form 10-K for additional information regarding stock-based compensation plans.

4.	Inventories

Inventories consist of the following:

	December 31, 2008	June 30, 2009
	(In thousands)
Raw materials and supplies	$55,470	$53,165
Work in progress	71,926	90,129
Finished goods	115,636	137,855

	243,032	$281,149
Less: allowance for obsolete and excess inventory	(20,829)	(22,045)

	$222,203	$259,104

5.	Geographic Areas

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In thousands)
Revenues:
Western Hemisphere
Products	$53,734	$56,869	$120,207	$110,271
Services	12,278	8,562	21,159	18,723
Intercompany	9,103	13,954	29,450	29,691

Total	$75,115	$79,385	$170,816	$158,685

Eastern Hemisphere
Products	$45,594	$38,585	$77,903	$72,764
Services	8,359	8,935	17,501	18,543
Intercompany	55	923	987	1,320

Total	$54,008	$48,443	$96,391	$92,627

Asia – Pacific
Products	$18,387	$17,946	$31,772	$35,501
Services	4,192	2,289	6,415	4,906
Intercompany	799	1,118	1,376	1,117

Total	$23,378	$21,353	$39,563	$41,524

Summary
Products	$117,715	$113,400	$229,882	$218,536
Services	24,829	19,786	45,075	42,172
Intercompany	9,957	15,995	31,813	32,128
Eliminations	(9,957)	(15,995)	(31,813)	(32,128)

Total	$142,544	$133,186	$274,957	$260,708

Income (loss) before income taxes:
Western Hemisphere	$16,971	$20,774	$43,184	$36,903
Eastern Hemisphere	11,130	8,939	17,871	22,882
Asia – Pacific	8,748	6,252	12,356	12,724
Eliminations	1,796	449	1,592	(1,271)

Total	$38,645	$36,414	$75,003	$71,238

	December 31, 2008	June 30, 2009
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$147,460	$161,995
Eastern Hemisphere	22,892	27,833
Asia – Pacific	16,402	16,891
Eliminations	(20,419)	(20,419)

Total	$166,335	$186,300

Total Assets:
Western Hemisphere	$465,797	$495,485
Eastern Hemisphere	125,497	159,619
Asia – Pacific	120,943	128,213
Eliminations	(31,628)	(34,818)

Total	$680,609	$748,499

6.	Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures under fair value measurements. On January 1, 2009 the Company adopted FSP FAS 157-2, for its nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 and FSP FAS 157-2 did not have an effect on the Company’s fair value measurements. The Company did not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of June 30, 2009. Cash and cash equivalents include money market funds which are carried at cost.

7.	Commitments and Contingencies

In 2006, the Company entered into a contract in the amount of approximately $47 million with MPF Corp. Ltd. (“MPF”) under which the Company was to construct risers and related equipment to be installed on an offshore drill ship being constructed for MPF. MPF and its affiliates filed a Chapter 11 bankruptcy case in September 2008 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (Case No. 08-36084). Under the Bankruptcy Code, at some point MPF must either assume this contract or reject it. Since MPF is not required to make a decision on the handling of the contract right away, the Company cannot be sure as to when its rights under the contract will be clarified. Currently, the Company has possession of all the raw materials purchased to date and work-in-progress under the contract. At the time of the bankruptcy filing, the Company had recognized approximately $20 million in revenues under the contract and had received payments of approximately $16 million. No further revenue has been recognized since the second quarter of 2008. The Company believes the remaining $4 million of unpaid receivables will be realized through the workings of the contract or through its interest in the partially constructed inventory. While the Company has made filings in the bankruptcy proceedings that it believes are appropriate to protect its rights, there can be no assurance that the Company will be able to receive the expected benefits of the contract with MPF. While the Company does not expect the outcome of this matter to have a material adverse effect on the Company’s operations, financial position or cash flows, the Company may be required to write down or forfeit some portion of the revenues recognized to date if it becomes probable that the Company will not receive such funds.

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

8.	Subsequent Events

The Company has evaluated subsequent events through August 6, 2009, the date of the issuance of these condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position, results of operations or cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere herein, as well as the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average crude oil (West Texas Intermediate Cushing) and natural gas (Henry Hub) closing prices are listed below for the periods covered by this report:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Crude oil ($/Bbl)	$123.78	$59.61	$111.13	$51.51
Natural gas ($/Mcf)	11.73	3.83	10.33	4.27

During the second quarter of 2008, crude oil prices ranged between $100.92 per barrel and $139.96 per barrel with an average quarterly price of $123.78. For the second quarter of 2009, crude oil prices ranged between $45.82 per barrel and $72.69 per barrel with an average quarterly price of $59.61. During the six months ended June 30, 2008, crude oil process ranged between $87.16 per barrel and $139.96 per barrel with an average price of $111.13 per barrel, as compared to a range of $34.03 per barrel to $72.69 per barrel with an average price of $51.51 per barrel for the same period in 2009.

According to the July 2009 release of the Short-Term Energy Outlook published by the EIA, West Texas Intermediate crude oil prices are projected to average $60.35 per barrel in 2009 and $72.42 per barrel in 2010.

These projections for both 2009 and 2010 are higher than the EIA’s March 2009 projections of $42.06 per barrel for 2009 and $53.17 per barrel for 2010. The EIA expects crude oil to average $70.00 per barrel through the second half of 2009. At June 30, 2009 the EIA reported West Texas Intermediate crude oil at a price of $69.82 per barrel.

In its July 2009 report, the EIA revised its projection for Henry Hub natural gas prices to $4.22 per Mcf in 2009 and $5.93 per Mcf in 2010 from its March 2009 projections of $4.67 per Mcf in 2009 and $5.87 per Mcf in 2010. According to the EIA, the monthly average Henry Hub natural gas spot price is expected to remain below $4.00 per Mcf until late in the year given plentiful U.S. natural gas supplies and weak demand, particularly in the industrial sector. At June 30, 2009, OilSpiel reported Henry Hub natural gas prices at a price of $3.73 per Mcf.

In July 2009, the EIA projected that OPEC crude oil production would be 28.6 million barrels per day in the second quarter of 2009, which is down slightly from the first quarter 2009 levels, and down 3.1 million barrels per day from the third quarter of 2008. OPEC crude output is expected to remain near current levels through the end of the year, then trend upward moderately in 2010 in response to projected higher demand. In its July 2009 Oil Market Report, the International Energy Agency projected oil demand in 2009 to be 83.3 million barrels per day, compared to an estimated 85.8 million barrels per day in 2008 and expects the demand to rebound in 2010 by 1.7%, or 1.4 million barrels per day.

Detailed below is the average contracted rig count for our geographic regions for the three and six months ended June 30, 2008 and 2009. The rig count data includes floating rigs (semi-submersibles and drill ships) and jack-ups. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Western Hemisphere	188	166	185	171
Eastern Hemisphere	161	153	160	157
Asia – Pacific	233	233	230	236

	582	552	575	564

Source: ODS – Petrodata RigBase – June 30, 2008 and 2009

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling.

We believe that the number of rigs (semi-submersibles, drill ships and jack-ups) under construction impacts our revenue because our customers generally order some of our products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact our backlog, while a decrease in rig construction activity tends to negatively impact our backlog. According to ODS-Petrodata, at the end of both June 2008 and 2009, there were 186 and 149 rigs, respectively, under construction and the expected delivery dates for the rigs under construction at June 30, 2009 are as follows:

Remainder of 2009	33
2010	59
2011	43
2012	12
after 2012	2

149

In mid-2008, crude oil and natural gas prices began to decline significantly. This decline has resulted in reduced capital spending by some oil and gas companies, many of which are our customers. Additional capital expenditure reductions could have an adverse impact on the Company’s financial condition, results of operation and new customer orders. The Company believes that its backlog should help mitigate the impact of current market conditions; however, a prolonged decline in commodity prices or an extended continuation of the downturn in the global economy could have a negative impact on the Company. The Company’s backlog at June 30, 2009 was approximately $618 million compared to approximately $560 million at June 30, 2008. The Company can give no assurance that backlog will remain at current levels. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

Revenues.    Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services of customer-owned Dril-Quip products and rental of running tools for installation and retrieval of the Company’s products. For each of the six months ended June 30, 2008 and 2009, the Company derived 84% of its revenues from the sale of its products and 16% of its revenues from services. Product contracts are negotiated and sold separately from service contracts. In addition, service contracts are not included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on world-wide economic conditions in the offshore oil and gas industry, and is not based on a specific relationship between the two contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first six months of 2009, 15 projects representing approximately 18% of the Company’s total revenues and 21% of its product revenues were accounted for using percentage-of-completion accounting compared to 21 projects representing approximately 30% of the Company’s total revenue and 36% of its product revenue for the first six months of 2008. This percentage may fluctuate in the future. For revenues accounted for under the percentage-of-completion method, the Company calculates the percentage complete and applies the percentage to determine earned revenues and the appropriate portion of total estimated costs. Losses, if any, are recognized when they first become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The Company has substantial international operations, with approximately 72% and 69% of its revenues derived from foreign sales for the three-months ended June 30, 2008 and 2009, respectively and 70% and 61% for the six months ended June 30, 2008 and 2009, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Revenues:
Products	82.6%	85.1%	83.6%	83.8%
Services	17.4	14.9	16.4	16.2

Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	49.0	49.3	49.3	48.2
Services	9.7	8.8	9.5	9.1

Total cost of sales	58.7	58.1	58.8	57.3
Selling, general and administrative expenses	10.1	9.7	10.1	10.6
Engineering and product development expenses	4.8	4.9	4.8	4.9

Operating income	26.4	27.3	26.3	27.2
Interest income	0.7	0.1	1.0	0.1
Interest expense	—	—	—	—

Income before income taxes	27.1	27.4	27.3	27.3
Income tax provision	7.7	7.3	8.0	7.6

Net income	19.4%	20.1%	19.3%	19.7%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In millions)
Revenues:
Products
Subsea equipment	$83.1	$84.2	$153.8	$159.8
Surface equipment	7.8	8.6	14.7	15.0
Offshore rig equipment	26.8	20.6	61.4	43.7

Total products	117.7	113.4	229.9	218.5
Services	24.8	19.8	45.1	42.2

Total revenues	$142.5	$133.2	$275.0	$260.7

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.

Revenues.    Revenues decreased by $9.3 million, or approximately 6.5%, to $133.2 million in the three months ended June 30, 2009 from $142.5 million in the three months ended June 30, 2008. Product revenues decreased by approximately $4.3 million for the three months ended June 30, 2009 compared to the same period in 2008 as a result of decreased revenues of $6.2 million in offshore rig equipment, partially offset by increases of

$1.1 million in subsea equipment and $800,000 in surface equipment. The decrease in offshore rig equipment was primarily due to decreases in revenues as a result of a decrease in the number of long-term projects. During the second quarter of 2008 the Company recognized revenues related to 21 projects, compared to 15 projects during the same period of 2009. The majority of these projects related to offshore rig equipment. In the second quarter of 2008, projects accounted for using the percentage-of-completion method represented 24% of the Company’s total revenues compared to 15% of total revenues for the same period in 2009. Product revenues decreased in the Eastern Hemisphere and Asia-Pacific by approximately $7.0 million and $400,000, respectively, partially offset by an increase in product revenues in the Western Hemisphere of $3.1 million. Service revenues decreased by approximately $5.0 million from decreased service revenues in the Western Hemisphere of $3.7 million and Asia-Pacific of $1.9 million, partially offset by an increase in the Eastern Hemisphere of $600,000. The majority of the decrease in service revenues related to a decrease in the rental of running tools and reconditioning of customer-owned Dril-Quip products.

Cost of Sales.    Cost of sales decreased by $6.3 million, or approximately 7.5%, to $77.4 million for the three months ended June 30, 2009 from $83.7 million for the same period in 2008. As a percentage of revenues, cost of sales were approximately 58.1% and 58.7% for the three-month period ended June 30, 2009 and 2008, respectively. The decrease in cost of sales as a percentage of revenues resulted from a reduction in sales volume and changes in product mix.

Selling, General and Administrative Expenses.    For the three months ended June 30, 2009, selling, general and administrative expenses decreased by approximately $1.3 million, or 9.2%, to $12.9 million from $14.2 million in the 2008 period. The decrease in selling, general and administrative expenses was primarily due to the effect of foreign currency transaction gains and decreased legal and professional fees, partially offset by increased stock option expenses. The Company experienced approximately $1.5 million in foreign currency transaction gains in the second quarter of 2009 as compared to $1.1 million in foreign currency transaction gains in the second quarter of 2008. Legal and professional fees decreased to $900,000 for the three months ended June 30, 2009, from $1.5 million for the same period in 2008. Stock option expense for the second quarter of 2009 totaled $912,000 compared to $740,000 in the second quarter of 2008. Selling, general and administrative expenses as a percentage of revenues decreased from 10.1% in 2008 to 9.7% in 2009.

Engineering and Product Development Expenses.    For the three months ended June 30, 2009, engineering and product development expenses decreased by approximately $300,000, or 4.3%, to $6.6 million from $6.9 million in the same period of 2008. Engineering and product development expenses as a percentage of revenues increased from 4.8% in 2008 to 4.9% in 2009.

Interest Income.    Interest income for the three months ended June 30, 2009 was approximately $132,000 as compared to $929,000 for the three-month period ended June 30, 2008. This decrease was due to reduced interest earned on short-term investments due to lower interest rates and reduced balances in short-term investments. Due to the current global financial crisis, the Company has transferred the majority of its short-term investments to funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest expense.    Interest expense for the three months ended June 30, 2009 was $ 29,000 compared to $44,000 for the same period in 2008.

Income tax provision.    Income tax expense for the three months ended June 30, 2009 was $9.7 million on income before taxes of $36.4 million, resulting in an effective tax rate of approximately 27%. Income tax expense for the three months ended June 30, 2008 was $10.9 million on income before taxes of $38.6 million, resulting in an effective tax rate of approximately 28%. The decrease in the effective income tax rate reflects the difference in income before income taxes among the Company’s three geographic areas, which have different income tax rates.

Net Income.    Net income was approximately $26.7 million for the three months ended June 30, 2009 and $27.7 million for the same period in 2008, for the reasons set forth above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008.

Revenues.    Revenues decreased by $14.3 million, or approximately 5.2%, to $260.7 million in the six months ended June 30, 2009 from $275.0 million in the six months ended June 30, 2008. Product revenues decreased by approximately $11.4 million for the six months ended June 30, 2009 compared to the same period in 2008 as a result of decreased revenues of $17.7 million in offshore rig equipment, partially offset by increases in subsea equipment of $6.0 million and $300,000 in surface equipment. The decrease in offshore rig equipment was primarily due to decreases in revenues as a result of a decrease in the number of long-term projects. During the first six months of 2008, the Company recognized revenues related to 21 projects, compared to 15 projects during the same period of 2009. The majority of these projects related to offshore rig equipment. In the first six months of 2008, projects accounted for using the percentage-of-completion method represented 30% of the Company’s total revenues compared to 18% of total revenues for the same period in 2009. Product revenues decreased in the Western Hemisphere and Eastern Hemisphere by $10.0 million and $5.1 million, respectively, partially offset by an increase in product revenues in the Asia-Pacific of $3.7 million. Service revenues decreased by approximately $2.9 million from decreased service revenues in the Western Hemisphere of $2.4 million and Asia-Pacific of $1.5 million, partially offset by an increase in the Eastern Hemisphere of $1.0 million. The majority of the decrease in service revenues related to a decrease in the rental of running tools.

Cost of Sales.    Cost of sales decreased by $12.1 million, or approximately 7.5%, to $149.4 million for the six months ended June 30, 2009 from $161.5 million for the same period in 2008. As a percentage of revenues, cost of sales were approximately 57.3% and 58.8% for the six-month periods ended June 30, 2009 and 2008, respectively. The decrease in cost of sales as a percentage of revenues resulted primarily from changes in product mix.

Selling, General and Administrative Expenses.    For the six months ended June 30, 2009, selling, general and administrative expenses decreased by approximately $400,000, or 1.4%, to $27.4 million from $27.8 million in the 2008 period. The decrease in selling, general and administrative expenses was primarily due to lower legal and professional fees, partially offset by the effect of foreign currency transaction gains and increased stock option expenses. Legal and professional fees decreased to $1.8 million for the six months ended June 30, 2009, from $2.6 million for the same period in 2008. The Company experienced approximately $1.6 million in foreign currency transaction gains in the first six months of 2008 compared to $1.4 in foreign currency transactions gains in the first six months of 2009. Stock option expense of the first six months of 2009 totaled $1.9 million compared to $1.5 million in the first six months of 2008. Selling, general and administrative expenses as a percentage of revenues increased from 10.1% in 2008 to 10.6% in 2009.

Engineering and Product Development Expenses.    For the six months ended June 30, 2009, engineering and product development expenses decreased by $200,000, or approximately 1.5%, to $12.9 million from $13.1 million in the same period of 2008. Engineering and product development expenses as a percentage of revenues increased from 4.8% in 2008 to 4.9% in 2009.

Interest Income.    Interest income for the six months ended June 30, 2009 was $344,000 as compared to $2.6 million for the six-month period ended June 30, 2008. This decrease was due to reduced interest earned on short-term investments due to lower interest rates and reduced balances in short-term investments. Due to the current global financial crisis, the company has transferred the majority of its short-term investments to funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest Expense.    Interest expense for the six months ended June 30, 2009 was $77,000 compared to $102,000 for the same period in 2008.

Income tax provision.    Income tax expense for the six months ended June 30, 2009 was $19.9 million on income before taxes of $71.2 million, resulting in an effective tax rate of approximately 27%. Income tax expense for the six months ended June 30, 2008 was $21.9 million on income before taxes of $75.0 million, resulting in an effective tax rate of approximately 29%. The decrease in the effective income tax rate reflects the difference in income before income taxes among the Company’s three geographic areas, which have different income tax rates.

Net Income.    Net income was approximately $51.4 million for the six months ended June 30, 2009 and $53.1 million for the same period in 2008, for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Six months ended June 30,
	2008	2009
	(In thousands)
Operating activities	$6,437	$44,165
Investing activities	(29,521)	(21,968)
Financing activities	(67,524)	(207)

	(90,608)	21,990
Effect of exchange rate changes on cash activities	(1,670)	(1,954)

Increase (decrease) in cash and cash equivalents	$(92,278)	$20,036

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

During the six months ended June 30, 2009, the Company generated $44.2 million of cash from operations as compared to $6.4 million for the same period in 2008. The primary reasons for the increase were the changes in operating assets and liabilities during the first six months of 2009 as compared to the same period in 2008. The increase in operating assets and liabilities during the first six months of 2009 primarily reflected an increase in inventory and a decrease in accounts payable and accrued expenses, offset by a decrease in receivables. The $26.6 million increase in inventory was mostly in the areas of work-in-progress and finished goods to meet future demand from the Company’s backlog. The $9.8 million decrease in accounts payable and accrued expenses resulted largely from a reduction in customer prepayment liability related to long-term projects. The receipt of milestone payments on long-term projects during the first six-months of 2009 accounted for the majority of the $20.7 million decrease in receivables.

Capital expenditures by the Company were $22.9 million and $30.2 million in the first six months of 2009 and 2008, respectively. The capital expenditures for the first six months of 2009 were primarily $8.2 million for machinery and equipment, $6.6 million for facilities and $5.4 million for running tools and other expenditures of $2.7 million. Principal payments on long-term debt were approximately $326,000 during the six months ended June 30, 2009.

In May 2008 the Company announced that its Board of Directors had authorized a share repurchase program under which the Company could repurchase up to $100 million of its common stock. As of June 30, 2008, the Company had repurchased 1,167,225 shares at an average price of $58.14 per share (including commissions) for a total of approximately $67.9 million. All shares that were repurchased in the second quarter of 2008 were retired prior to the end of that quarter.

The Company has a credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $10 million. At the option of the Company, borrowing under this facility bears interest at either a rate equal to LIBOR (London Interbank Offered Rate) plus 1.75% or the Guaranty Bank base rate. The facility calls for quarterly interest payments. The facility was scheduled to terminate on June 1, 2009, however on May 27, 2009, the Company and Guaranty Bank agreed to extend the termination date to September 1, 2009. The facility also contains certain covenants including maintaining minimum tangible net worth levels, not exceeding specified funded debt amounts and required interest coverage ratios. As of June 30, 2008 and 2009, the Company had no borrowings under this facility and was in compliance with all loan covenants. The Company is currently exploring its options in regards to this credit facility.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $6.6 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 0.50% at June 30, 2009, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at June 30, 2009 was approximately U.S. $1.2 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting policies. During the six months ended June 30, 2009 there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and to a lesser extent, the Brazilian real. The Company experienced a foreign currency pre-tax gain of approximately $1.5 million and $1.4 million during the three and six month periods ended June 30, 2009, respectively, compared to approximately $1.1 million and $1.6 million for the three and six month periods ended June 30, 2008, respectively. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into two credit facilities or loans that require the Company to pay interest at a floating rate. These floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the June 30, 2009 balance of approximately $1.2 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $12,000 or $3,000 per quarter.

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

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 34 of the 2008 annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On December 1, 2006, Cameron International Corporation filed a patent infringement suit against the Company in the United States District Court for the District of Delaware. The lawsuit was dismissed on June 3, 2009.

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

Dril-Quip’s annual meeting of stockholders was held on May 14, 2009 for the purpose of electing three directors to serve for three-year terms, approving the appointment of BDO Seidman, LLP as independent registered public accountants of the Company for 2009 and re-approving the performance criteria for awards under the 2004 Incentive Plan.

1. Election of Directors

Stockholders elected Larry E. Reimert, Gary D. Smith and L.H. Dick Robertson, each for a three-year term expiring at the 2012 annual meeting. The vote tabulation was as follows:

Director	Votes Cast For	Votes Withheld
Larry E. Reimert	19,519,439	17,526,577
Gary D. Smith	19,597,878	17,448,138
L.H. Dick Robertson	19,008,314	18,037,702

Directors continuing in office were J. Mike Walker, Gary L. Stone, John V. Lovoi and Alexander P. Shukis.

2. Proposal approving the appointment of BDO Seidman, LLP as independent registered public accountants of the Company for 2009.

For	37,028,710
Against	11,580
Abstain	5,728

3. Re-Approval of Performance Criteria for Awards Under 2004 Incentive Plan.

For	26,105,699
Against	9,891,966
Abstain	23,314

Item 5.	Other Information.

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the following:

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

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	control by certain stockholders;

•	impact of environmental matters;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed price contracts;

•	the worldwide financial crisis;

•	access to capital markets; and

•	war and terrorist acts.

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

Item 6.

The following exhibits are filed herewith:

Exhibit No.		Description

*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	—	Amended and Restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated December 21, 2007.)

*4.1	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447).

*4.2	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447) 2008).

*4.3	—	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

+*10.1	—	Amendment No. 1 to 2004 Incentive Plan of Dril-Quip, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q dated March 31, 2008).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary D. Smith.

31.3	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Larry E. Reimert.

32.2	—	Section 1350 Certification of Gary D. Smith.

32.3	—	Section 1350 Certification of J. Mike Walker.

32.4	—	Section 1350 Certification of Jerry M. Brooks.

99.1	—	Fifth Amendment to the Credit Agreement between Dril-Quip, Inc. and Guaranty Bank, FSP effective May 27, 2009.

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/S/ JERRY M. BROOKS
Jerry M. Brooks, Vice-President—Finance and Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Signatory)

Date: August 6, 2009