Form 10-Q
period 2009-09-30
DRIL-QUIP INC
filed 2009-11-06
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

                            (Do not check if a smaller

                            reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of November 2, 2009, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 39,441,723.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2008	September 30, 2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$95,952	$139,018
Trade receivables, net	172,072	172,969
Inventories, net	222,203	259,980
Deferred income taxes	15,834	18,468
Prepaids and other current assets	8,213	6,447

Total current assets	514,274	596,882
Property, plant and equipment, net	160,810	192,520
Other assets	5,525	5,384

Total assets	$680,609	$794,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,715	$33,270
Current maturities of long-term debt	636	699
Accrued income taxes	7,153	1,572
Customer prepayments	51,153	49,787
Accrued compensation	9,702	17,048
Other accrued liabilities	13,380	16,709

Total current liabilities	113,739	119,085
Long-term debt	896	451
Deferred income taxes	6,524	6,730

Total liabilities	121,159	126,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 39,022,597 and 39,440,723 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	390	395
Additional paid-in capital	109,784	123,144
Retained earnings	478,146	554,607
Foreign currency translation adjustment	(28,870)	(9,626)

Total stockholders’ equity	559,450	668,520

Total liabilities and stockholders’ equity	$680,609	$794,786

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In thousands, except per share data)
Revenues:
Products	$108,533	$117,508	$338,415	$336,044
Services	23,738	20,649	68,813	62,821

Total revenues	132,271	138,157	407,228	398,865
Cost and expenses:
Cost of sales:
Products	59,626	66,136	195,130	191,787
Services	14,604	12,124	40,645	35,897

Total cost of sales	74,230	78,260	235,775	227,684
Selling, general and administrative	15,734	13,260	43,539	40,697
Engineering and product development	6,489	6,979	19,624	19,855
Special item	—	5,224	—	5,224

	96,453	103,723	298,938	293,460

Operating income	35,818	34,434	108,290	105,405
Interest income	497	66	3,130	410
Interest expense	(47)	(20)	(149)	(97)

Income before income taxes	36,268	34,480	111,271	105,718
Income tax provision	8,822	9,396	30,731	29,256

Net income	$27,446	$25,084	$80,540	$76,462

Earnings per common share:
Basic	$0.70	$0.64	$2.00	$1.96

Diluted	$0.69	$0.63	$1.98	$1.94

Weighted average common shares outstanding:
Basic	39,432	39,113	40,219	39,054

Diluted	39,832	39,565	40,625	39,440

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2008	2009
	(In thousands)
Operating activities
Net income	$80,540	$76,462
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,656	13,345
Stock-based compensation expense	2,267	2,916
Gain on sale of equipment	(90)	(121)
Deferred income taxes	(934)	(2,297)
Special item – non-cash	—	1,272
Changes in operating assets and liabilities:
Trade receivables, net	(10,171)	8,494
Inventories, net	(44,772)	(28,638)
Prepaids and other assets	1,721	2,569
Excess tax benefit of stock option exercises	(399)	(4,965)
Trade accounts payable and accrued expenses	4,276	7,121

Net cash provided by operating activities	45,094	76,158
Investing activities
Purchase of property, plant and equipment	(39,365)	(38,113)
Proceeds from sale of equipment	566	225

Net cash used in investing activities	(38,799)	(37,888)
Financing activities
Repurchase of common stock	(100,038)	—
Principal payments on long-term debt	(646)	(506)
Proceeds from exercise of stock options	376	3,866
Excess tax benefit of stock option exercises	399	4,965

Net cash provided by (used in) financing activities	(99,909)	8,325
Effect of exchange rate changes on cash activities	1,202	(3,529)

Increase (decrease) in cash and cash equivalents	(92,412)	43,066
Cash and cash equivalents at beginning of period	201,732	95,952

Cash and cash equivalents at end of period	$109,320	$139,018

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2008, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2009, the results of operations for each of the three and nine-month periods ended September 30, 2009 and 2008, and the cash flows for each of the nine-month periods ended September 30, 2009 and 2008. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America under guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ™ (“ASC”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America under guidance from the ASC requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, inventories and contingent liabilities as discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Cash and cash equivalents

Short-term investments that have a maturity of three months or less from the date of purchase are classified as cash equivalents. The Company invests excess cash in interest bearing accounts, money market mutual funds and funds which invest in U.S. Treasury obligations and repurchase agreements backed by U.S. Treasury obligations. The Company’s investment objectives continue to be the preservation of capital and the maintenance of liquidity.

Inventories

Inventory costs are determined principally by using the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory balances have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $20.8 million and $23.9 million were recorded at December 31, 2008 and September 30, 2009, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Revenues recognized under the percentage-of-completion method

The Company uses the percentage-of-completion method on long-term project contracts pursuant to ASC Topic 605-35, which provides guidance on accounting for the performance of contracts. Long-term project contracts have the following characteristics:

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2008 and September 30, 2009, receivables included $44.8 million and $35.4 million of unbilled receivables, respectively. During the quarter ended September 30, 2009, there were 16 projects which represented approximately 9% of the Company’s total revenue and approximately 11% of its product revenues which were accounted for using percentage-of-completion accounting. For the nine months ended September 30, 2009, there were 16 projects which represented 15% of the Company’s total revenues and 18% of its product revenues, all of which were accounted for using percentage-of-completion accounting.

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

The recognition of service revenue is the same for all products, including those accounted for under the percentage-of-completion method. The Company does not install products for its customers, but it provides technical advisory assistance. At the time of delivery of the product, the customer is not obligated to buy or rent the Company’s running tools and the Company is not obligated to perform any subsequent services related to installation. Technical advisory assistance service revenue is recorded at the time the service is rendered. Service revenues associated with the rental of running and installation tools are recorded as earned. Rework and reconditioning service revenues are recorded when the refurbishment process is complete.

The Company normally negotiates contracts for products, including those accounted for under the percentage-of-completion method, and services separately. For all product sales, it is the customer’s decision as to the timing of the product installation as well as whether Dril-Quip running tools will be purchased or rented. Furthermore, the customer is under no obligation to utilize the Company’s technical advisory services. The customer may use a third party or their own personnel.

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

Comprehensive Income

ASC Topic 220 establishes the standards for the reporting and display of comprehensive income and its components. The standard requires the Company to include unrealized gains or losses on foreign currency translation adjustments in other comprehensive income. Generally, gains are attributed to a weakening U.S. dollar and losses are the result of a strengthening U.S. dollar.

The following table provides comprehensive income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In thousands)
Net income	$27,446	$25,084	$80,540	$76,462
Foreign currency translation adjustment	(18,996)	(975)	(16,460)	19,245

Comprehensive income	$8,450	$24,109	$64,080	$95,707

Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed considering the dilutive effect of stock options using the treasury stock method.

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the number of common shares outstanding at September 30 of each year to the weighted average number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In thousands)
Number of common shares outstanding at end of period—basic	39,023	39,440	39,023	39,440
Effect of using weighted average common shares outstanding	409	(327)	1,196	(386)

Weighted average basic common shares outstanding—basic	39,432	39,113	40,219	39,054
Dilutive effect of common stock options	400	452	406	386

Weighted average diluted common shares outstanding—diluted	39,832	39,565	40,625	39,440

New Accounting Standards

In September 2009, the Company adopted ASC Topic 105. This standard establishes the FASB Accounting Standards Codification™ (“Codification”) as the single source of the authoritative U. S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of the authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Following the Codification, the FASB will not issue new standards in the form of statements, FASB staff positions or Emerging Issues Task Force. Instead, it will issue Accounting Standards Updates which serves to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes to the Codification.

In May 2009, the Company adopted ASC Topic 855 regarding subsequent events. This standard establishes general standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. The standard requires entities to disclose the date through which subsequent events have been evaluated as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. See Note 8 to the condensed consolidated financial statements.

In June 2009, the Company adopted ASC Topic 825 regarding disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in the annual financial statements. The standard also requires publicly traded companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. The adoption of this standard had no material effect on the Company’s condensed consolidated financial statements.

In January 2009, the Company adopted ASC Topic 805 regarding business combinations. The standard establishes principles and requirements for the recognition and measurement of assets, liabilities and goodwill including the requirement that most transaction costs and restructuring costs be expensed. In addition, the standard requires disclosures to enable users to evaluate the nature and financial effects of the business combination that occurs either during the reporting period or after the reporting period but before the financial statements are issued or are available to be issued. The adoption of this standard had no material effect on the Company’s condensed consolidated financial statements.

In January 2009, the Company adopted ASC Topic 810 regarding noncontrolling interest in consolidated financial statements. The standard established accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this standard had no material effect on the Company’s condensed consolidated financial statements.

In January 2008, the Company adopted ASC Topic 820-10. In February 2008, ASC 820-10-55 was issued. The standard provides a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The Company does not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of December 31, 2008 or September 30, 2009.

3.	Stock-Based Compensation and Stock Option Awards

During the three and nine months ended September 30, 2009, the Company recognized $1.0 million and $2.9 million, respectively, of compensation expense compared to $770,000 and $2.3 million, respectively, for the three and nine months ended September 30, 2008. Stock compensation expense for the quarter ended September 30, 2009 excludes $1.3 million for the accelerated vesting of options due to the costs associated with the death of one of the Company’s Co-Chief Executive Officers. The additional expense has been included in the line entitled special item in the Condensed Consolidated Statements of Income. Compensation expense is included in the selling, general and administrative expense line of the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three and nine months ended September 30, 2009 or 2008. During the three and nine months ended September 30, 2009 and 2008, there were no stock options granted. On October 28, 2009, the Nominating, Governance and Compensation Committee of the board of directors of the Company granted options to purchase an aggregate of 241,470 shares of Common Stock pursuant to the 2004 Plan, as amended, to certain officers and employees of the Company. Refer to Note 12 of the Company’s 2008 Form 10-K for additional information regarding stock-based compensation plans.

4.	Inventories

Inventories consist of the following:

	December 31, 2008	September 30, 2009
	(In thousands)
Raw materials and supplies	$55,470	$56,581
Work in progress	71,926	70,848
Finished goods	115,636	156,439

	243,032	283,868
Less: allowance for obsolete and excess inventory	(20,829)	(23,888)

Total	$222,203	$259,980

5.	Geographic Areas

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In thousands)
Revenues:
Western Hemisphere
Products	$55,651	$55,754	$175,858	$166,025
Services	11,539	10,153	32,698	28,876
Intercompany	10,938	17,079	40,388	46,770

Total	$78,128	$82,986	$248,944	$241,671

Eastern Hemisphere
Products	$31,439	$41,734	$109,342	$114,498
Services	10,287	7,916	27,788	26,459
Intercompany	395	36	1,382	1,356

Total	$42,121	$49,686	$138,512	$142,313

Asia – Pacific
Products	$21,443	$20,020	$53,215	$55,521
Services	1,912	2,580	8,327	7,486
Intercompany	4,545	1,053	5,921	2,170

Total	$27,900	$23,653	$67,463	$65,177

Summary
Products	$108,533	$117,508	$338,415	$336,044
Services	23,738	20,649	68,813	62,821
Intercompany	15,878	18,168	47,691	50,296
Eliminations	(15,878)	(18,168)	(47,691)	(50,296)

Total	$132,271	$138,157	$407,228	$398,865

Income (loss) before income taxes:
Western Hemisphere	$12,394	$11,154	$55,578	$48,057
Eastern Hemisphere	9,596	11,473	27,467	34,355
Asia – Pacific	12,156	10,876	24,512	23,600
Eliminations	2,122	977	3,714	(294)

Total	$36,268	$34,480	$111,271	$105,718

	December 31, 2008	September 30, 2009
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$147,460	$173,482
Eastern Hemisphere	22,892	28,295
Asia – Pacific	16,402	16,546
Eliminations	(20,419)	(20,419)

Total	$166,335	$197,904

	December 31, 2008	September 30, 2009
	(In thousands)
Total Assets:
Western Hemisphere	$465,797	$522,486
Eastern Hemisphere	125,497	172,788
Asia – Pacific	120,943	136,333
Eliminations	(31,628)	(36,821)

Total	$680,609	$794,786

6.	Commitments and Contingencies

In 2006, the Company entered into a contract in the amount of approximately $47 million with MPF Corp. Ltd. (“MPF”) under which the Company was to construct risers and related equipment to be installed on an offshore drill ship being constructed for MPF. MPF and its affiliates filed a Chapter 11 bankruptcy case in September 2008 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (Case No. 08-36084). Under the Bankruptcy Code, at some point MPF must either assume this contract or reject it. Since MPF is not required to make a decision on the handling of the contract immediately, the Company cannot be sure as to when its rights under the contract will be clarified. Currently, the Company has possession of all the raw materials purchased to date and work-in-progress under the contract. At the time of the bankruptcy filing, the Company had recognized approximately $20 million in revenues under the contract and had received payments of approximately $16 million. No further revenue has been recognized since the second quarter of 2008. The Company believes the remaining $4 million of unpaid receivables will be realized through the workings of the contract or through its interest in the partially constructed inventory. While the Company has made filings in the bankruptcy proceedings that it believes are appropriate to protect its rights, there can be no assurance that the Company will be able to receive the expected benefits of the contract with MPF. While the Company does not expect the outcome of this matter to have a material adverse effect on the Company’s operations, financial position or cash flows, the Company may be required to write down or forfeit some portion of the revenues recognized to date if it becomes probable that the Company will not receive such funds.

In August 2007, the Company’s Brazilian subsidiary was served with assessments collectively valued at approximately BRL23.3 million (approximately U.S. $13.5 million as of November 5, 2009) from the State of Rio de Janeiro, Brazil, to collect a state tax on the importation of goods. The Company believes that its subsidiary is not liable for the taxes and are vigorously contesting the assessments in the Brazilian administrative and judicial systems. At this time, the ultimate disposition of this matter cannot be determined and therefore, it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its operations, financial position or cash flows. At present, the amount of the tax assessments with principal, penalty, interest and monetary restatement is approximately BRL33.4 million (approximately U.S. $19.4 million as of November 5, 2009).

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

7.	Special Item

In September 2009, Gary D. Smith, one of the Company’s Co-Chief Executive Officers, unexpectedly passed away. Under the terms of Mr. Smith’s employment contract, the Company was obligated to pay Mr. Smith’s base salary, including accrued vacation, and his annual bonus through the remaining employment period (October 27, 2012). In addition, stock options owned by Mr. Smith that were outstanding at the date of his death were immediately vested under the terms of the contract. Accordingly, the Company recognized a pre-tax expense of $5,224,000 during the third quarter of 2009. The contractual obligation, including related payroll taxes, totaled $4,386,000, of which $434,000 had been previously accrued. The acceleration of the vesting increased non-cash expenses by $1,272,000.

8.	Subsequent Events

In October 2009, Dril-Quip Asia Pacific Pte Ltd., a wholly owned subsidiary of Dril-Quip, Inc., entered into an agreement with Lum Chang Building Contractors Pte Ltd. for the construction of a new manufacturing facility in Singapore on approximately 11.2 acres of land leased to Dril-Quip Asia Pacific Pte Ltd. through 2037. The agreement, which is effective as of October 16, 2009, is valued at approximately SGD46.5 million (approximately U.S. $33.5 million).

The Company has evaluated subsequent events through November 5, 2009, the date of the issuance of these condensed consolidated financial statements.

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

Overview and Industry Outlook

Dril-Quip designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environment and severe service applications. The Company designs and manufactures subsea equipment, surface equipment and offshore rig equipment for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer owned Dril-Quip products and rental of running tools for use in connection with the installation and retrieval of the Company’s products.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average crude oil (West Texas Intermediate Cushing) and natural gas (Henry Hub) closing prices are listed below for the periods covered by this report:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Crude Oil ($/Bbl)	$118.25	$68.14	$113.54	$57.59
Natural gas ($/Mcf)	9.29	3.26	9.98	3.93

During the third quarter of 2008, West Texas Intermediate crude oil prices ranged between $91.15 per barrel and $145.66 per barrel with an average quarterly price of $118.25. For the third quarter of 2009, West Texas Intermediate crude oil prices ranged between $59.52 per barrel and $73.82 per barrel with an average quarterly price of $68.14. During the nine months ended September 30, 2008, West Texas Intermediate crude oil process ranged between $87.15 per barrel and $145.66 per barrel with an average price of $113.54 per barrel, as compared to a range of $33.98 per barrel to $73.82 per barrel with an average price of $57.59 per barrel for the same period in 2009.

According to the October 6, 2009 release of the Short-Term Energy Outlook published by the EIA, West Texas Intermediate crude oil prices are projected to average $59.90 per barrel in 2009 and $72.42 per barrel in 2010. These projections are slightly lower for 2009 and unchanged for 2010 compared to the EIA’s July 7, 2009 projections of $60.35 per barrel for 2009 and $72.42 per barrel for 2010. The EIA expects West Texas Intermediate crude oil to average $70.00 per barrel through March 2010. At September 30, 2009 the EIA reported West Texas Intermediate crude oil at a price of $70.61 per barrel.

In its October 6, 2009 report, the EIA revised its projection for Henry Hub natural gas prices to $3.85 per Mcf in 2009 and $5.02 per Mcf in 2010 from its July 7, 2009 projections of $4.22 per Mcf in 2009 and $5.93 per Mcf in 2010. According to the EIA, natural gas inventories are expected to set a new record by October 31, 2009 reaching more than 3.8 trillion cubic feet. At September 30, 2009, OilSpiel™ reported Henry Hub natural gas prices at a price of $4.84 per Mcf.

In its October 6, 2009 report, the EIA noted that OPEC crude oil production was 28.7 million barrels per day in the first half of 2009, down 2.6 million barrels per day from year-earlier levels. EIA expects OPEC production to rise gradually over the second half of 2009 in response to an anticipated rebound in demand, unless prices fall sharply from current levels. EIA projects OPEC crude oil production to climb to 29.3 million barrels per day in the second half of 2009 and then average 29.2 million barrels per day in 2010. In its October 9, 2009 Oil Market Report, the International Energy Agency projected oil demand in 2009 to be 84.6 million barrels per day and to increase in 2010 to 86.1 million barrels per day.

Detailed below is the average contracted rig count for our geographic regions for the three and nine months ended September 30, 2008 and 2009. The rig count data includes floating rigs (semi-submersibles and drill ships) and jack-ups. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Western Hemisphere	189	156	187	166
Eastern Hemisphere	162	143	161	152
Asia – Pacific	243	227	236	233

Source: ODS – Petrodata RigBase – September 30, 2008 and 2009

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling.

We believe that the number of rigs (semi-submersibles, drill ships and jack-ups) under construction impacts our revenue because our customers generally order some of our products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact our backlog, while a decrease in rig construction activity tends to negatively impact our backlog. According to ODS-Petrodata, at the end of September 2008 and 2009, there were 182 and 149 rigs, respectively, under construction and the expected delivery dates for the rigs under construction at September 30, 2009 are as follows:

Remainder of 2009	21
2010	60
2011	43
2012	19
after 2012	6

149

In mid-2008, crude oil and natural gas prices began to decline significantly. This decline resulted in reduced capital spending by some oil and gas companies, many of which are our customers. Additional capital expenditure reductions could have an adverse impact on the Company’s financial condition, results of operations and new customer orders. The Company believes that its backlog should help mitigate the impact of current market conditions; however, a prolonged decline in commodity prices or an extended continuation of the downturn in the global economy could have a negative impact on the Company. The Company’s backlog at September 30, 2009 was approximately $623 million compared to approximately $528 million at September 30, 2008. The Company can give no assurance that backlog will remain at current levels. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

Revenues.    Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for the installation of the Company’s products, reconditioning services of customer-owned Dril-Quip products and rental of running tools for installation and retrieval of the Company’s products. For each of the nine-month periods ended September 30, 2008 and 2009, the Company derived 83% and 84%, respectively, of its revenues from the sale of its products and 17% and 16%, respectively, of its revenues from services. Product contracts are negotiated and sold separately from service contracts. In addition, service contracts are not included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on world-wide economic conditions in the offshore oil and gas industry, and is not based on a specific relationship between the two types of contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the nine months ended September 30, 2009, 16 projects representing approximately 15% of the Company’s total revenue and approximately 18% of its product revenues were accounted for using percentage-of-completion accounting, compared to 23 projects representing approximately 26% of the Company’s total revenue and 32% of its product revenues for the first nine months of 2008. This percentage may fluctuate in the future. For revenues accounted for under the percentage-of-completion method, the Company calculates the percentage complete and applies the percentage to determine earned revenues and the appropriate portion of total estimated costs. Losses, if any, are recognized when they first become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The Company has substantial international operations, with approximately 65% and 66% of its revenues derived from foreign sales for each of the three months ended September 30, 2008 and 2009, respectively, and 68% and 66% for each of the nine months ended September 30, 2008 and 2009, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of income data expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Revenues:
Products	82.1%	85.1%	83.1%	84.3%
Services	17.9	14.9	16.9	15.7

Total revenues:	100.0	100.0	100.0	100.0
Cost of sales:
Products	45.1	47.9	47.9	48.1
Services	11.0	8.7	10.0	9.0

Total cost of sales:	56.1	56.6	57.9	57.1
Selling, general and administrative expenses	11.9	9.5	10.7	10.2
Engineering and product development expenses	4.9	5.1	4.8	5.0
Special item	—	3.8	—	1.3

Operating income	27.1	25.0	26.6	26.4
Interest income	0.3	—	0.8	0.1
Interest expense	—	—	—	—

Income before income taxes	27.4	25.0	27.4	26.5
Income tax provision	6.7	6.8	7.6	7.3

Net income	20.7%	18.2%	19.8%	19.2%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In millions)
Revenues:
Products
Subsea equipment	$80.6	$98.1	$234.4	$257.9
Surface equipment	6.7	9.2	21.3	24.2
Offshore rig equipment	21.3	10.2	82.7	53.9

Total products	108.6	117.5	338.4	336.0
Services	23.7	20.7	68.8	62.9

Total revenues	$132.3	$138.2	$407.2	$398.9

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.

Revenues.    Revenues increased by $5.9 million, or approximately 4.5%, to $138.2 million in the three months ended September 30, 2009 from $132.3 million in the three months ended September 30, 2008. Product revenues increased by approximately $8.9 million for the three months ended September 30, 2009 compared to the same period in 2008 as a result of increased revenues of $17.5 million in subsea equipment and $2.5 million in surface equipment, partially offset by $11.1 million decrease in offshore rig equipment. The decrease in offshore equipment was primarily due to decreases in the number of long-term projects. During the third quarter of 2008, the Company recognized revenues related to 23 projects, compared to 16 projects during the same period of 2009. The majority of these projects related to offshore rig equipment. In the third quarter of 2008, projects accounted for using the percentage-of-completion method represented 18% of the Company’s total revenues compared to 9% of total revenues for the same period in 2009. Product revenues increased in the Eastern Hemisphere by $10.3 million partially offset by decreases in product revenues in Asia-Pacific of $1.4 million. Service revenues decreased by approximately $3.0 million from decreased service revenues in the Western Hemisphere of $1.4 million and the Eastern Hemisphere of $2.3 million, partially offset by an increase in Asia-Pacific of $700,000. The majority of the decrease in service revenues related to decreases in the rental of running tools.

Cost of Sales.    Cost of sales increased by $4.1 million, or approximately 5.5%, to $78.3 million for the three months ended September 30, 2009 from $74.2 million for the same period in 2008. As a percentage of revenues, cost of sales were approximately 56.6% and 56.1% for the three-month periods ended September 30, 2009 and 2008, respectively. The increase in cost of sales as a percentage of revenues resulted from an increase in manufacturing overhead expenses.

Selling, General and Administrative Expenses.    For the three months ended September 30, 2009, selling, general and administrative expenses decreased by approximately $2.4 million, or 15.3%, to $13.3 million from $15.7 million in the 2008 period. The decrease in selling, general and administrative expenses was primarily due to the effect of foreign currency transaction gains, partially offset by increased stock option expenses. The Company experienced approximately $2.1 million in foreign currency transaction gains in the third quarter of 2009 as compared to $850,000 in foreign currency transaction losses in the third quarter of 2008. Stock option expense for the third quarter of 2009 totaled $1.0 million compared to $770,000 in the third quarter of 2008. Selling, general and administrative expenses as a percentage of revenues decreased from 11.9% in 2008 to 9.5% in 2009.

Engineering and Product Development Expenses.    For the three months ended September 30, 2009, engineering and product development expenses increased by approximately $500,000, or 7.7%, to $7.0 million from $6.5 million in the same period of 2008 Engineering and product development expenses as a percentage of revenues increased from 4.9% in 2008 to 5.1% in 2009.

Special Item.    In September 2009, Gary D. Smith, one of the Company’s Co-Chief Executive Officers, unexpectedly passed away. Under the terms of Mr. Smith’s employment contract, the Company was obligated to pay Mr. Smith’s base salary, including accrued vacation, and his annual bonus through the remaining employment period (October 27, 2012). In addition, stock options owned by Mr. Smith that were outstanding at the date of his death were immediately vested under the terms of the contract. Accordingly, the Company recognized a pre-tax expense of $5,224,000 during the third quarter of 2009. The contractual obligation, including related payroll taxes, totaled $4,386,000, of which $434,000 had been previously accrued. The acceleration of the vesting increased non-cash expenses by $1,272,000.

Interest Income.    Interest income for the three months ended September 30, 2009 was approximately $66,000 as compared to $497,000 for the three-month period ended September 30, 2008. This decrease was due to reduced interest earned on short-term investments from lower interest rates and reduced balances in short-term investments. Due to the global financial crisis, the Company transferred the majority of its short-term investments to funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest expense.    Interest expense for the three months ended September 30, 2009 was $20,000 compared to approximately $47,000 for the same period in 2008.

Income tax provision.    Income tax expense for the three months ended September 30, 2009 was $9.4 million on income before taxes of $34.5 million, resulting in an effective income tax rate of approximately 27%. Income tax expense for the three months ended September 30, 2008 was $8.8 million on income before taxes of $36.3 million, resulting in an effective tax rate of approximately 24%. The increase in the effective income tax rate reflects the difference in income before income taxes among the Company’s three geographic areas, which have different income tax rates.

Net Income.    Net income was approximately $25.1 million for the three months ended September 30, 2009 and $27.4 million for the same period in 2008, for the reasons set forth above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.

Revenues.    Revenues decreased by $8.3 million, or approximately 2.0%, to $398.9 million in the nine months ended September 30, 2009 from $407.2 million in the nine months ended September 30, 2008. Product revenues decreased by approximately $2.4 million for the nine months ended September 30, 2009 compared to the same period in 2008 as a result of decreased revenues of $28.8 million in offshore rig equipment, partially offset by increases in subsea equipment of $23.5 million and $2.9 million in surface equipment. The decrease in offshore rig equipment was primarily due to decreases in the number of long-term projects. During the first nine months of 2008, the Company recognized revenues related to 23 projects, compared to 16 projects during the same period of 2009. The majority of these projects related to offshore rig equipment. In the first nine months of 2008, projects accounted for using the percentage-of-completion method represented 26% of the Company’s total revenues compared to 15% of total revenues for the same period in 2009. Product revenues decreased in the Western Hemisphere by $9.8 million, partially offset by an increase in the Eastern Hemisphere of $5.1 million and in Asia-Pacific of $2.3 million. Service revenues decreased by approximately $5.9 million from decreased service revenues in the Western Hemisphere of $3.8 million, Eastern Hemisphere of $1.3 million and Asia-Pacific of $800,000. The majority of the decrease in service revenues related to decreases in the rental of running tools.

Cost of Sales.    Cost of sales decreased by $8.1 million, or approximately 3.4%, to $227.7 million for the nine months ended September 30, 2009 from $235.8 million for the same period in 2008. As a percentage of revenues, cost of sales were approximately 57.1% and 57.9% for the nine-month periods ending September 30, 2009 and 2008, respectively. The decrease in cost of sales as a percentage of revenues resulted primarily from changes in product mix.

Selling, General and Administrative Expenses.    For the nine months ended September 30, 2009, selling, general and administrative expenses decreased by approximately $2.8 million, or 6.4%, to $40.7 million from $43.5 million in the 2008 period. The decrease in selling, general and administrative expenses was primarily due to the effect of foreign currency transaction gains and lower legal and professional fees, partially offset by increased stock option expenses. The Company experienced approximately $800,000 in foreign currency transaction gains in the first nine months of 2008 compared to $3.5 million in foreign currency transactions gains in the first nine months of 2009. Legal and professional fees for the nine months ended September 30, 2009 totaled $2.7 million compared to $3.6 million for the same period in 2008. Stock option expense for the first nine months of 2009 totaled $2.9 million compared to $2.3 million in the first nine months of 2008. Selling, general and administrative expenses as a percentage of revenues decreased from 10.7% in 2008 to 10.2% in 2009.

Engineering and Product Development Expenses.    For the nine months ended September 30, 2009, engineering and product development expenses increased by $300,000, or approximately 1.5%, to approximately $19.9 million from $19.6 million in the same period of 2008. Engineering and product development expenses as a percentage of revenues increased from 4.8% in 2008 to 5.0% in 2009.

Special Item.    In September 2009, Gary D. Smith, one of the Company’s Co-Chief Executive Officers, unexpectedly passed away. Under the terms of Mr. Smith’s employment contract, the Company was obligated to pay Mr. Smith’s base salary, including accrued vacation, and his annual bonus through the remaining employment period (October 27, 2012). In addition, stock options owned by Mr. Smith that were outstanding at the date of his death were immediately vested under the terms of the contract. Accordingly, the Company recognized a pre-tax expense of $5,224,000 during the third quarter of 2009. The contractual obligation, including related payroll taxes, totaled $4,386,000, of which $434,000 had been previously accrued. The acceleration of the vesting increased non-cash expenses by $1,272,000.

Interest Income.    Interest income for the nine months ended September 30, 2009 was $410,000 as compared to $3.1 million for the nine-month period ended September 30, 2008. This decrease was due to a reduced interest earned on short-term investments from lower interest rates and reduced balances in short-term investments. Due to the global financial crisis, the Company transferred the majority of its short-term investments to funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest Expense.    Interest expense for the nine months ended September 30, 2009 was $97,000 compared to $149,000 for the same period in 2008.

Income tax provision.    Income tax expense for the nine months ended September 30, 2009 was $29.3 million on income before taxes of $105.7 million, resulting in an effective income tax rate of approximately 28%. Income tax expense for the nine months ended September 30, 2008 was $30.7 million on income before taxes of $111.3 million, resulting in an effective income tax rate of approximately 28%.

Net Income.    Net income was approximately $76.5 million for the nine months ended September 30, 2009 and $80.5 million for the same period in 2008, for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Nine months ended September 30,
	2008	2009
	(In thousands)
Operating activities	$45,094	$76,158
Investing activities	(38,799)	(37,888)
Financing activities	(99,909)	8,325

	(93,614)	46,595
Effect of exchange rate changes on cash activities	1,202	(3,529)

Increase (decrease) in cash and cash equivalents	$(92,412)	$43,066

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

During the nine months ended September 30, 2009, the Company generated $76.2 million of cash from operations as compared to $45.1 million for the same period in 2008. The primary reasons for the increase were the changes in operating assets and liabilities during the first nine months of 2009 as compared to the same period in 2008. The increase in operating assets and liabilities during the first nine months of 2009 primarily reflected an increase in inventory offset by a decrease in receivables and an increase in accounts payable and accrued expenses. The $28.6 million increase in inventory was mostly in the area of finished goods to meet future demand from the Company’s backlog. The receipt of milestone payments on long-term projects during the first nine months of 2009 accounted for the majority of the $8.5 million decrease in receivables. The $7.1 million increase in accounts payable and accrued expenses resulted largely from the accrual of expenses related to the death of Gary D. Smith, one of the Company’s Co-Chief Executive Officers.

Capital expenditures by the Company were $38.1 million and $39.4 million in the first nine months of 2009 and 2008, respectively. The capital expenditures for the first nine months of 2009 were primarily $10.2 million for machinery and equipment, $8.4 million for facilities and $15.6 million for running tools and other expenditures of $3.9 million. Principal payments on long-term debt were approximately $225,000 during the nine months ended September 30, 2009

In October 2009, Dril-Quip Asia Pacific Pte Ltd., a wholly owned subsidiary of Dril-Quip, Inc., entered into an agreement for the construction of a new manufacturing facility in Singapore valued at approximately $33.5 million. Under the terms of the construction contract, it is expected that the Company will disburse this amount within the next eighteen months.

In May 2008, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company could repurchase up to $100 million of its common stock. As of September 30, 2008, the Company had repurchased 1,799,928 shares at an average price of $55.58 per share (including commissions) for a total of approximately $100 million. All repurchased shares were retired and the share repurchase program as authorized by the Board of Directors was completed.

The Company’s credit facility with Guaranty Bank, FSB providing an unsecured revolving line of credit of up to $10 million terminated in accordance with its terms on September 1, 2009. The Company is in the process of reviewing alternatives, including securing a new line of credit.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $6.4 million). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 0.50% at September 30, 2009, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at September 30, 2009 was approximately U.S. $1.0 million. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, any significant future declines in hydrocarbon prices could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be available and more than adequate to meet such requirements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting policies. During the nine months ended September 30, 2009 there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent to such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and to a lesser extent, the Brazilian real. The Company experienced a foreign currency pre-tax gain of approximately $2.1 million and $3.5 million during the three and nine month periods ended September 30, 2009, respectively, compared to $850,000 pre-tax foreign currency loss and $800,000 pre-tax foreign currency gain for the three and nine month periods ended September 30, 2008, respectively. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into a loan that requires the Company to pay interest at a floating rate. The floating-rate obligations expose the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the September 30, 2009 balance of approximately $1.0 million related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $10,000 or $2,500 per quarter.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 34 of the 2008 Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6.

The following exhibits are filed herewith:

Exhibit No.		Description

*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	—	Amended and Restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated December 21, 2007).

*4.1	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447).

*4.2	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447) 2008).

*4.3	—	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.3	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Larry E. Reimert.

32.2	—	Section 1350 Certification of J. Mike Walker.

32.3	—	Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/S/ JERRY M. BROOKS
Jerry M. Brooks,
Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Date: November 5, 2009