Form 10-K
period 2009-12-31
DRIL-QUIP INC
filed 2010-02-26
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,109,000,000 based on the closing price of such stock on such date of $38.10.

At February 23, 2010, the number of shares outstanding of registrant’s Common Stock was 39,754,190.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	control by certain stockholders;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	the worldwide financial crisis;

•	access to capital markets; and

•	war and terrorist acts.

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

The Company’s operations are organized into three geographic segments: Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as

Macae, Brazil. The Company maintains additional facilities for fabrication and/or reconditioning in Norway, Denmark, China and Australia. The Company’s manufacturing operations are vertically integrated, allowing it to perform substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; Dril-Quip do Brasil LTDA (DQB), located in Macae, Brazil; and Dril-Quip Holdings Pty Ltd. (DQH), located in Perth, Australia. Dril-Quip (Nigeria) Ltd. is located in Port Harcourt, Nigeria and Dril-Quip Egypt for Petroleum Services S.A.E. is located in Alexandria, Egypt. Both are wholly owned subsidiaries of DQE. Dril-Quip Oilfield Services (Tianjin) Co. Ltd. (DQT) is located in Tianjin, China. DQT is a wholly owned subsidiary of DQAP. For additional discussion of our geographic segments, please see Note 11 of Notes to Consolidated Financial Statements.

Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2009, the Company generated approximately 66% of its revenues from foreign sales compared to 69% in both 2008 and 2007.

The Company was co-founded in 1981 by Larry E. Reimert, Gary D. Smith, J. Mike Walker and an investor who is no longer affiliated with the Company. On September 23, 2009, Mr. Smith unexpectedly passed away. Together, Messrs. Reimert and Walker have over 70 years of experience in the oilfield equipment industry, essentially all of which has been with the Company and its major competitors. In addition, most of the Company’s key department managers have been with the Company over 10 years.

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

Additionally, the Company makes available free of charge on its internet website (www.dril-quip.com/govern.htm):

•	its Code of Business Conduct and Ethical Practices,

•	its Corporate Governance Guidelines,

•	its Nominating, Governance, and Compensation Committee Charter, and

•	its Audit Committee Charter.

Any stockholder, who so requests, may obtain a printed copy of any of these documents from the Company. Changes in or waivers to our Code of Business Conduct and Ethical Practices involving directors and executive officers of the Company will be posted on our website.

The information on the Company’s website or any other website is not incorporated by reference into this Form 10-K.

Overview and Industry Outlook

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

Increasing oil and gas prices from 2005 through mid-2008 resulted in oil operators increasing capital spending for both exploration and development programs. As various geopolitical issues have limited the ability of oil and gas companies to invest in certain geographic areas, such as Russia and the Middle East, an increasing amount of this capital spending was in the deepwater areas. However, in mid-2008, oil and gas prices began to decline. This decline resulted in reduced capital spending by some oil and gas companies and may result in additional reductions in capital spending. The economic volatility continued in the first half of 2009 and began to stabilize somewhat in the latter half of the year. This volatility significantly impacted land drilling activity and, to a lesser degree, offshore drilling activity, particularly deep-offshore waters, where Dril-Quip products are more frequently utilized. The Company expects that the need for specialized products will continue and to date, the Company has not seen a material dropoff in demand for its products during this volatile market period. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

Products and Services

Products

Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. The Company derived approximately 84% of its revenues from the sale of its products in 2007, 2008 and 2009. The Company’s products are used to explore for oil and gas on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, TLPs, Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers (called tension legs). A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter and is anchored in place (like a Spar buoy). FPSOs are floating production, storage and offloading monohull moored vessels.

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

A subsea production tree is an assembly composed of valves, a wellhead connector, control equipment and various other components installed on a subsea wellhead or a mudline hanger system and used to control the flow of oil and gas from a producing well. Subsea trees may be either stand alone satellite type or template mounted cluster arrangements. Both types typically produce via flowlines to a central control point located on a platform, TLP, Spar or FPSO. The use of subsea production trees has become an increasingly important method for producing wells located in hard-to-reach deepwater areas or economically marginal fields located in shallower waters. The Company is an established manufacturer of more complicated dual-bore production trees, which are used in severe service applications. In addition, Dril-Quip manufactures a patented single bore (SingleBore™) subsea completion system which features a hydraulic mechanism instead of a wireline-installed mechanism that allows the operator to plug the tubing hanger annulus remotely from the surface via a hydraulic control line and subsequently unplug it when the well is put on production. This mechanism eliminates the need for an expensive multibore installation and workover riser, thereby saving both cost and installation time. Dril-Quip’s guidelineless subsea production tree is used in ultra-deepwater applications. This tree features remote multiple flowline and control connections, utilizing remotely operated intervention tools. The Company’s subsea production trees are generally custom designed and manufactured to customer specifications.

A liner hanger is used to hang-off and seal casing into a previously installed casing string in the well bore, and can provide a means of tying back the liner for production to surface. Dril-Quip has developed a state-of-the-art liner hanger system and has installed its liner hangers in a number of difficult well applications, resulting in improved industry recognition and market opportunities.

A subsea control system provides control of subsea trees, manifolds and other ocean floor process equipment. Dril-Quip has developed a variety of subsea control systems, including fiber optic based multiplex control systems that provide real time access to tree functions and tree equipment status. The control system can be packaged for shallow water or deepwater applications. Dril-Quip also manufactures control systems used in the installation, retrieval and workover of production equipment.

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

Services

Services provided by Dril-Quip include technical advisory services, reconditioning of its products which are customer-owned, and rental of running tools for installation and retrieval of its products. These services are provided from the Company’s worldwide locations and represented approximately 16% of revenues in each of 2007, 2008 and 2009.

Technical Advisory. Dril-Quip does not install products for its customers, but provides technical advisory assistance to the customer, if requested, in the installation of its products. The customer is not obligated to utilize these services and may use its own personnel or a third party to perform these services. Technical advisory services performed by the Company are negotiated and sold separately from the Company’s products. These services are not a prerequisite to the sale of the Company’s products as its products are fully functional on a stand alone basis. The Company’s technicians provide assistance in the onsite installation of the Company’s products and are available on a 24-hour call out from the Company’s facilities located in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Singapore; Perth, Australia; Macae, Brazil; Alexandria, Egypt; and Tianjin, China.

Reconditioning. The Company provides reconditioning of its products at its facilities in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Singapore; and Macae, Brazil. The Company does not service, repair or recondition its competitors’ products.

Rental. The Company rents running and installation tools for use in installing its products. These tools are used to install and retrieve the Company’s products which are purchased by customers. Rental or purchase of running tools is not a condition of the sale of the Company’s products and are contracted for separately from product sales and other services offered by the Company. Running tools are available from Dril-Quip’s locations in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Beverwijk, Holland; Singapore; Perth, Australia; Tianjin, China; Alexandria, Egypt; and Macae, Brazil.

Manufacturing

Dril-Quip has major manufacturing facilities in Houston, Texas; Aberdeen, Scotland; Singapore; and Macae, Brazil. Each location conducts a broad variety of processes, including machining, fabrication, inspection, assembly and testing. The Houston facility provides forged and heat treated products to all the major manufacturing facilities.

The Company’s Houston, Aberdeen and Singapore manufacturing plants are ISO 9001:2008 certified and licensed to applicable API product specifications. The Company’s Macae manufacturing plant is ISO 9001:2008 certified. See “Properties—Major Manufacturing Facilities.” Dril-Quip maintains its high standards of product quality through the use of quality assurance specialists who work with product manufacturing personnel throughout the manufacturing process by inspecting and documenting equipment as it is processed through the Company’s manufacturing facilities. The Company has the capability to manufacture various products from each of its product lines at its major manufacturing facilities and believes that this localized manufacturing capability is essential in order to compete with the Company’s major competitors.

The Company’s manufacturing process is vertically integrated, producing a majority of its forging requirements and essentially all of its heat treatment, machining, fabrication, inspection, assembly and testing in house. The Company’s primary raw material is cast steel ingots, from which it produces steel shaped forgings at its forging and heat treatment facility. The Company routinely purchases steel ingots from multiple suppliers on a purchase order basis and does not have any long-term supply contracts. The Company’s Houston facility provides forgings and heat treatment for its Aberdeen, Singapore and Macae facilities. The Company’s major competitors depend on outside sources for all or a substantial portion of their forging and heat treatment requirements. The Company has made significant capital investments in developing its vertically integrated manufacturing capability. Prolonged periods of low demand in the market for offshore drilling and production equipment could have a greater effect on the Company than on certain of its competitors that have not made such large capital investments in their facilities.

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

The Company is not dependent on any one customer or group of customers. In 2007 and 2008, the Company’s top 15 customers represented approximately 51% and 45%, respectively, of total revenues, with no customer accounting for more than 10% of the Company’s total revenues. In 2009, the Company’s top 15 customers represented approximately 60% of total revenues, and one customer accounted for approximately 10% of the Company’s total revenues. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to offshore exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

Backlog

Backlog consists of firm customer orders for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $429 million and $603 million at December 31, 2007 and 2008, respectively, compared to $563 million at December 31, 2009, an increase of approximately $174 million, or 41%, from 2007 to 2008 and a decrease of approximately $40 million, or 7%, from 2008 to 2009. The Company expects to fill approximately 65% of the December 31, 2009 backlog by December 31, 2010. The remaining backlog at December 31, 2009 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. Our reported backlog at December 31, 2008 and 2009 excludes $27 million related to the MPF contract discussed in “Item 3. Legal Proceedings.”

The Company can give no assurance that backlog will remain at current levels. Sales of the Company’s products are affected by prices for oil and natural gas, which fluctuate significantly. Additional future declines in oil and natural gas prices could reduce new customer orders, possibly causing a decline in the Company’s future backlog. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have not been significant to the Company’s overall operating results.

Marketing and Sales

Dril-Quip markets its products and services throughout the world directly through its sales personnel in two domestic and fifteen international locations. In addition, in certain foreign markets where the Company does not maintain offices, it utilizes independent sales representatives to enhance its marketing and sales efforts. Some of the locations in which Dril-Quip has sales representatives are India, Mexico, Brazil, Indonesia, Malaysia, China, Turkey, Egypt, Libya, Nigeria, Qatar, Saudi Arabia and United Arab Emirates. Although they do not have authority to contractually bind the Company, these representatives market the Company’s products in their respective territories in return for sales commissions. The Company also advertises its products and services in trade and technical publications targeted to its customer base. The Company also participates in industry conferences and trade shows to enhance industry awareness of its products.

The Company’s customers generally order products on a purchase order basis. Orders, other than those considered to be long-term projects, are typically filled within three to six months after receipt of a purchase order, depending on the type of product and whether it is sold out of inventory or requires some customization. Contracts for certain of the Company’s larger, more complex products, such as subsea production trees, drilling risers and equipment for TLPs and Spars can take a year or more to complete.

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

The Company has continually introduced new products and product enhancements since its founding in 1981. In the 1990s, the Company introduced a series of new products, including diverters, wellhead connectors, SingleBore™ subsea trees, improved severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling risers and TLP and Spar production riser systems. Since the year 2000, Dril-Quip has introduced multiple new products including liner hangers, subsea control systems and subsea manifolds.

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

Dril-Quip has numerous U.S. registered trademarks, including Dril-Quip® , Quik-Thread®, Quick-Stab®, Multi-Thread®, MS-15®, SS-15®, SS-10® and SU-90®. The Company has registered its trademarks in the countries where such registration is deemed material.

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

The Company competes principally with GE Oil and Gas (formerly Vetco Gray), and the petroleum production equipment segments of Cameron International Corporation, FMC Technologies, Inc. and Aker Solutions.

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

Employees

The total number of the Company’s employees as of December 31, 2009 was 2,130. Of these, 1,288 were located in the United States. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

In recent years, increased concern has been raised over the protection of the environment. Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Copenhagen in 2009. Also, the EPA has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Recently, the EPA declared that certain greenhouse gases represent a danger to human health and proposed to expand its regulations relating to those emissions. Moreover, offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent that new laws or other governmental actions prohibit or restrict offshore drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore drilling industry in particular, the business of the Company could be adversely affected. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations. See “Item 1A. Risk Factors—Our business and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”

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

Our principal stockholders, Larry E. Reimert and J. Mike Walker and certain entities they control, beneficially own approximately 15% of our common stock and are able to exert significant control over us. The collective ownership of Messrs. Reimert and Walker may have the effect of delaying or preventing a change of control. In addition, our principal stockholders are generally not prohibited from selling their interest in us to a third party.

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

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Oil prices declined from record levels in July 2008 of over $140 per barrel to $45 per barrel in December 2008 and natural gas prices declined from over $13 per thousand cubic feet to below $6 per thousand cubic feet over the same period. Oil prices in the first six months of 2009 ranged from approximately $34 per barrel to slightly over $70 per barrel by the end of June 2009. In the latter half of 2009, oil prices ranged from approximately $60 per barrel to $80 per barrel. We expect continued volatility in both crude oil and natural gas prices as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, future significant or prolonged declines in hydrocarbon prices may have a material adverse effect on our results of operations.

The unsettled conditions in the global financial system may have impacts on our business and financial condition that we currently cannot predict.

The credit crisis and unsettled conditions in the global financial system may have an impact on our business and our financial condition. Uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders included in our backlog or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial condition. Additionally, unsettled conditions could have an impact on our suppliers, causing them to be unable to meet their obligations to us. Although we do not currently anticipate a need to access the credit markets in the short term, a prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs.

Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our operations or financial condition.

We have substantial international operations, with approximately 69%, 69% and 66% of our revenues derived from foreign sales in each of 2007, 2008 and 2009, respectively. We operate our business and market our products and services in all of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

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

Revenues and profits on long-term project contracts are recognized on a percentage-of-completion basis. We calculate the percent complete and apply the percentage to determine revenues earned and the appropriate portion of total estimated costs. Accordingly, purchase order price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we would have to recognize a charge against current earnings, which could be significant depending on the size of the project or the adjustment.

Loss of our key management or other personnel could adversely impact our business.

We depend on the services of our executive management team, Larry E. Reimert and J. Mike Walker. The loss of either of these officers could have a material adverse effect on our operations and financial condition. In addition, competition for skilled machinists, fabricators and technical personnel among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully and develop and produce marketable products and services. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates paid by us or both. If either of these events were to occur, in the near-term, the profits realized by us from work in progress would be reduced and, in the long-term, our production capacity and profitability could be diminished and our growth potential could be impaired.

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

Our operations and the operations of our customers are also subject to federal, state, local and foreign laws and regulations relating to the protection of the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. We are required to invest financial and managerial resources to comply with environmental laws and regulations and anticipate that we will continue to be required to do so in the future. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Copenhagen in 2009. Also, the EPA has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Recently, the EPA declared that certain greenhouse gases represent a danger to human health and proposed to expand its regulations relating to those emissions. It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impacts a new regulatory action might have on us or our customers. Generally, the anticipated regulatory actions do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies that are our competitors. However, our business and prospects could be adversely affected to the extent laws are enacted or modified or other governmental action is taken that prohibits or restricts our customers’ exploration and production activities or imposes environmental protection requirements that result in increased costs to us or our customers.

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

Our principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a portion of our customer base. In 2008, our top 15 customers represented approximately 45% of total revenues, with no customer accounting for more than 10% of our total revenues. In 2009, our top 15 customers represented approximately 60% of total revenues, and one customer accounted for approximately 10% of our total revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations, financial position and cash flows.

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

Future sales of substantial amounts of our common stock, or a perception that such sales could occur, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities. This risk is compounded by the fact that a substantial portion of our common stock is owned by Messrs. Reimert and Walker and an entity Mr. Reimert controls. Messrs. Reimert and Walker and an entity Mr. Reimert controls have piggyback and demand registration rights that provide for the registration of the resale of shares at our expense which will allow those shares to be sold in the public market generally without restriction.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Major Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas
—Hempstead Highway	175,000	15.0	Owned
	21,000	—	Leased
—N. Eldridge Parkway	1,519,000	218.0	Owned
Aberdeen, Scotland	165,300	16.8	Owned
	3,200	—	Leased
Singapore	56,000	—	Owned
	10,500	16.7	Leased
Macae, Brazil	100,900	10.6	Owned

Dril-Quip has manufacturing facilities in Houston, Aberdeen, Singapore and Macae. The Houston facility at Eldridge produces in-house a majority of the Company’s forging and heat treatment requirements.

Sales, Service and Reconditioning Facilities

Location(1)	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
New Orleans, Louisiana	2,300	—	Sales/Service
Great Yarmouth, England	1,300	0.4	Service
Beverwijk, Holland	5,200	0.4	Sales
Perth, Australia	1,400	—	Sales/Service
Darwin, Australia	62,400	—	Service/Warehouse/Reconditioning
Stavanger, Norway	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,400	1.2	Sales/Service/Reconditioning/Warehouse
Port Harcourt, Nigeria	8,300	0.5	Sales/Service/Reconditioning/Warehouse
Tianjin, China	12,200	—	Service/Reconditioning/Warehouse
Paris, France	300	—	Sales
Cairo, Egypt	6,400	—	Sales/Warehouse
Alexandria, Egypt	5,200	0.6	Service/Reconditioning/Warehouse
Ghana, West Africa	1,800	—	Service/Reconditioning/Warehouse

(1)	All facilities are leased except Stavanger, Norway, which is owned.

The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen, Singapore and Macae.

Item 3.	Legal Proceedings

In 2006, the Company entered into a contract in the amount of approximately $47 million with MPF Corp. Ltd. (“MPF”) under which the Company was to construct risers and related equipment to be installed on an offshore drill ship being constructed for MPF. MPF and its affiliates filed a Chapter 11 bankruptcy case in September 2008 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (Case No. 08-36084). Under the Bankruptcy Code, at some point MPF must either assume this contract or reject it. Since MPF is not required to make a decision on the handling of the contract immediately, the Company cannot be sure as to when its rights under the contract will be clarified. Currently, the Company has possession of all the raw materials purchased to date and work-in-progress under the contract. At the time of the bankruptcy filing, the Company had recognized approximately $20 million in revenues under the contract and had received payments of approximately $16 million. No further revenue has been recognized since the second quarter of 2008. The Company believes the remaining $4 million of unpaid receivables will be realized through the workings of the contract or through its interest in the partially constructed inventory. While the Company has made filings in the bankruptcy proceedings that it believes are appropriate to protect its rights, there can be no assurance that the Company will be able to receive the expected benefits of the contract with MPF. While the Company does not expect the outcome of this matter to have a material adverse effect on the Company’s operations, financial position or cash flows, the Company may be required to write down or forfeit some portion of the revenues recognized to date if it becomes probable that the Company will not receive such funds or realize the value of the inventory in its possession.

In August 2007, our Brazilian subsidiary was served with assessments collectively valued at approximately BRL23.3 million (approximately U.S. $12.6 million as of February 2010) from the State of Rio de Janiero, Brazil, to collect a state tax on the importation of goods. The Company believes that its subsidiary is not liable for the taxes and is vigorously contesting the assessments in the Brazilian administrative and judicial systems. At this time, the ultimate disposition of this matter cannot be determined and therefore, it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its operations, financial position or cash flows. While pending, the amount of interest, penalties and monetary restatement fees on the tax assessments continues to accrue and totaled as of February 2010 approximately BRL35.4 million (approximately U.S. $19.1 million).

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

No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2009.

Item S-K 401(b).      Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of February 25, 2010) and positions of the Company’s executive officers:

Name	Age	Position
Larry E. Reimert	62	Co-Chairman of the Board and Co-Chief Executive Officer
J. Mike Walker	66	Co-Chairman of the Board and Co-Chief Executive Officer
Jerry M. Brooks	58	Chief Financial Officer and Corporate Secretary

Larry E. Reimert is Co-Chairman of the Board and Co-Chief Executive Officer with principal responsibility for engineering, product development, finance, sales and training. He has been the Director—Engineering, Product Development and Finance, as well as a member of the Board of Directors, since the Company’s inception in 1981. On September 24, 2009, he assumed additional responsibilities for the areas of sales and training. Prior to 1981, he worked for Vetco Offshore, Inc. in various capacities, including Vice President of Technical Operations, Vice President of Engineering and Manager of Engineering. Mr. Reimert holds a BSME degree from the University of Houston and an MBA degree from Pepperdine University.

J. Mike Walker is Co-Chairman of the Board and Co-Chief Executive Officer with principal responsibility for manufacturing, purchasing, facilities, service and administration. He has been the Director—Manufacturing, Purchasing and Facilities, as well as a member of the Board of Directors, since the Company’s inception in 1981. On September 24, 2009, he assumed additional responsibilities for the areas of service and administration. Prior to 1981, he served as the Director of Engineering, Manager of Engineering and Manager of Research and Development with Vetco Offshore, Inc. Mr. Walker holds a BSME degree from Texas A&M University, an MSME degree from the University of Texas at Austin and a Ph.D. in mechanical engineering from Texas A&M University.

Jerry M. Brooks has been Vice-President—Finance and Chief Financial Officer since February 2007. From March 1999 until February 2007, Mr. Brooks was Chief Financial Officer. Prior to March 1999, he served as Chief Accounting Officer since joining the Company in 1992. On September 24, 2009, he assumed the additional responsibilities of Corporate Secretary. From 1980 to 1991, he held various positions with Chiles Offshore Corporation, most recently as Chief Financial Officer, Secretary and Treasurer. Mr. Brooks holds a BBA in Accounting and a MBA from the University of Texas at Austin.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the New York Stock Exchange for the indicated quarters of fiscal 2008 and 2009.

	Sales Price ($)
	2008		2009
Quarter Ended	High	Low	High	Low
March 31	60.22	42.14	33.22	18.13
June 30	65.36	46.01	46.40	29.31
September 30	63.59	40.08	50.52	33.95
December 31	43.32	14.15	59.00	47.07

There were approximately 34 stockholders of record of the Company’s Common Stock as of February 10, 2010. This number does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

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

Repurchases of Equity Securities

In May 2008, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company could repurchase up to $100 million of its common stock. At the end of the third quarter of 2008, the Company had repurchased 1,799,928 shares at an average price of $55.58 per share (including commissions) for a total of approximately $100 million. All repurchased shares were retired in 2008.

There were no repurchases of the Company’s equity securities during 2009.

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report on Form 10-K.

	Year ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Products	$291,299	$372,540	$417,970	$453,315	$456,022
Services	49,530	70,202	77,587	89,456	84,182

Total revenues	340,829	442,742	495,557	542,771	540,204
Cost and expenses:
Cost of sales:
Products	$197,779	$217,847	$237,728	$260,626	$260,780
Services	32,070	38,841	47,553	51,673	49,513

Total cost of sales	229,849	256,688	285,281	312,299	310,293
Selling, general and administrative expenses	40,916	44,085	49,313	62,390	55,474
Engineering and product development expenses	20,867	19,559	22,578	26,369	27,173
Special item(1)	—	—	—	—	5,224

Operating income	49,197	122,410	138,385	141,713	142,040
Interest income	258	3,632	8,275	3,453	507
Interest expense	(2,045)	(669)	(370)	(182)	(156)

Income before income taxes	47,410	125,373	146,290	144,984	142,391
Income tax provision	14,843	38,482	38,349	39,399	37,250

Net income	$32,567	$86,891	$107,941	$105,585	$105,141

Earnings per common share:
Basic	$0.92	$2.21	$2.67	$2.65	$2.68
Diluted	$0.90	$2.15	$2.63	$2.62	$2.66
Weighted average common shares outstanding:
Basic	35,276	39,340	40,447	39,918	39,164
Diluted	36,206	40,342	41,007	40,292	39,538

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$(16,889)	$93,482	$82,663	$40,677	$136,412
Net cash used in investing activities	(19,206)	(23,290)	(24,854)	(49,527)	(44,325)
Net cash provided by (used in) financing activities	62,961	36,851	10,160	(100,075)	13,436

Other Data:
Depreciation and amortization	$13,426	$15,087	$15,653	$16,854	$17,997
Capital expenditures	20,557	24,133	25,208	50,134	44,749

	December 31,
	2005	2006	2007	2008	2009
	(In thousands)

Balance Sheet Data:
Working capital	$220,892	$347,250	$454,192	$400,535	$512,731
Total assets	428,262	594,935	699,822	680,609	817,246
Total debt	3,847	3,720	2,911	1,532	1,039
Total stockholders’ equity	329,462	467,497	592,495	559,450	705,085

(1)	See discussion on page 26 under “Special Item.”

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 718 effective January 1, 2006. During the years ended December 31, 2007, 2008 and 2009, stock-based compensation expense on a pre-tax basis totaled $2.3 million, $3.2 million and $4.0 million, respectively. Stock option expense in 2009 excludes $1.3 million for the accelerated vesting of stock options due to the death of a Co-Chairman. The amount was reclassified to Special item in the Consolidated Statements of Income. No stock-based compensation expense was capitalized during these years. Additionally, all share and per share data has been adjusted for all periods presented for the two-for-one stock split effective October 5, 2006.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average crude oil (West Texas Intermediate Cushing) and natural gas (Henry Hub) closing prices are listed below for periods covered by this report:

	Average prices during year ended December 31,
	2007	2008	2009
Oil ($/Bbl)	$72.32	$99.57	$62.18
Natural gas ($/per Mcf)	7.18	9.13	4.07

In mid July 2008, crude oil prices spiked to $145.16 per barrel and ended the year in 2008 at $44.60 per barrel. Additionally, by the end of December 2008, gas prices had declined to $5.48 per Mcf. These declines in hydrocarbon prices have adversely affected the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore, which could have an adverse impact on the Company’s financial condition and results of operations. During 2009, the average West Texas Intermediate crude oil price was $62.18 per barrel with a high during 2009 of $81.37 per barrel and a low of $33.98 per barrel. Crude oil ended at $79.36 per barrel at December 31, 2009.

According to the January 12, 2010 release of the Short-Term Energy Outlook published by the EIA, West Texas Intermediate crude oil prices are projected to average $79.83 per barrel in 2010 and $83.50 in 2011. These projections are based upon the assumption that the U.S. real gross domestic product (GDP) grows by 2% in 2010 and 2.7% in 2011 and world oil-consumption-weighted real GDP grows by 2.5% and 3.7% in 2010 and 2011, respectively.

In its January 12, 2010 report, the EIA expects Henry Hub natural gas prices to average $5.36 per Mcf in 2010 and $6.12 per Mcf in 2011. Henry Hub natural gas were priced at $5.57 per Mcf at the end of December 2009.

According to the EIA Short-Term Energy Outlook report dated January 12, 2010, the EIA expects crude oil production, which decreased by almost 2.2 million barrels per day on average in 2009, will increase by an average of approximately 0.5 million barrels per day per year through 2011 as global oil demand recovers. In its January 15, 2010 Oil Market Report, the International Energy Agency projected global oil demand to be 86.3 million barrels per day in 2010 compared to 84.9 million barrels per day in 2009.

Detailed below is the average contracted rig count for our geographic regions for the years ended December 31, 2007, 2008 and 2009. The rig count data includes floating rigs (semi-submersibles and drill ships) and jack-ups. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Year ended December 31,
	2007	2008	2009
Western Hemisphere	181	185	165
Eastern Hemisphere	161	162	150
Asia-Pacific	218	238	233
Source: ODS – Petrodata RigBase – December 31, 2007, 2008 and 2009

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling.

The Company believes that the number of rigs (semi-submersibles, jack-ups and drill ships) under construction impacts its revenues because in certain cases, its customers order some of our products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact its backlog. According to ODS-Petrodata, at the end of 2007, 2008 and 2009, there were 156, 172 and 130 rigs, respectively, under construction and the expected delivery dates for the rigs under construction on December 31, 2009 are as follows:

2010	64
2011	44
2012	22

130

Due to the significant increase in the oil and gas activity over the past several years, the Company has expanded facilities in all of its major manufacturing locations in Houston, Texas; Aberdeen, Scotland; Singapore; and Macae, Brazil. With limited manufacturing capacity, the Company has had to prioritize its responses to customer’s bid requests. In making the decision, the Company takes into consideration such factors as manufacturing time, current projects in progress, delivery requirements, projected gross margins, available personnel and availability of material. Based upon these decisions, it is possible for the Company to have variations between quarters and years based upon product mix.

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Although hydrocarbon prices improved from 2005 until mid-2008 and the level of offshore exploration, drilling and production activity increased during that period, in mid-2008 oil and gas prices began to decline. The economic volatility continued in the first half of 2009 and began to stabilize somewhat in the latter half of the year. The Company expects continued volatility in both crude oil and natural gas prices as well as in the level of drilling and production related activities. The volatility in prices appears to have impacted the land drilling activity more so than offshore drilling, particularly in deeper offshore waters, where Dril-Quip’s products are more often utilized. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations.

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

Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory service for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. In 2009, the Company derived 84% of its revenues from the sale of its products and 16% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales normally generate increased revenues from technical advisory services during installation and rental of running tools. The Company has substantial international operations, with approximately 69%, 69% and 66% of its revenues derived from foreign sales in 2007, 2008 and 2009, respectively.

Generally, the Company attempts to raise its prices as its costs increase. However, the actual pricing of the Company’s products and services is impacted by a number of factors, including competitive pricing pressure, the level of utilized capacity in the oil service sector, maintenance of market share, the introduction of new products and general market conditions.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. During 2007 and 2008, 16 and 23 projects, respectively representing approximately 19% and 25% of the Company’s total revenues and 22% and 30% of the Company’s product revenues were accounted for using the percentage-of-completion accounting. During 2009, 17 projects representing approximately 13% of the Company’s total revenues and 16% of the Company’s product revenues were accounted for using percentage-of-completion accounting. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against current earnings because of percentage-of-completion accounting.”

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2007	2008	2009
Revenues:
Products	84.3%	83.5%	84.4%
Services	15.7	16.5	15.6

Total revenues	100.0	100.0	100.0
Cost of sales:
Products:	48.0	48.0	48.3
Services	9.6	9.5	9.1

Total cost of sales	57.6	57.5	57.4
Selling, general and administrative expenses	9.9	11.5	10.3
Engineering and product development expenses	4.6	4.9	5.0
Special item(1)	—	—	1.0

Operating income	27.9	26.1	26.3
Interest income	1.7	0.6	0.1
Interest expense	(0.1)	—	—

Income before income taxes	29.5	26.7	26.4
Income tax provision	7.7	7.3	6.9

Net income	21.8%	19.4%	19.5%

(1)	See discussion on page 26 under “Special Item.”

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	2007	2008	2009
	(In millions)
Revenues:
Products
Subsea equipment	$316.7	$318.2	$357.3
Surface equipment	38.1	30.6	31.2
Offshore rig equipment	63.2	104.5	67.5

Total products	418.0	453.3	456.0
Services	77.6	89.5	84.2

Total revenues	$495.6	$542.8	$540.2

Year ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues. Revenues decreased by $2.6 million, or approximately 0.5%, to $540.2 million in 2009 from $542.8 million in 2008, primarily due to a decrease in service revenues of $5.3 million in 2009 compared to 2008. Product revenues increased by approximately $2.7 million for the year ended December 31, 2009 compared to the same period in 2008 as a result of increased revenues of $39.1 million in subsea equipment and

$600,000 in surface equipment, partially offset by a $37.0 million decrease in offshore rig equipment. The decrease in offshore rig equipment was primarily due to the decrease in the number of long-term projects. During 2008, there were 23 projects, compared to 17 projects during 2009. The majority of the projects in 2008 and 2009 related to offshore rig equipment. Product revenues increased in the Eastern Hemisphere by $12.0 million, partially offset by decreases in the Western Hemisphere of $4.7 million and $4.6 million in Asia-Pacific. Service revenues decreased by approximately $5.3 million resulting from decreased service revenues in the Western Hemisphere of $6.0 million and $0.6 million in Asia-Pacific, partially offset by a $1.3 million increase in the Eastern Hemisphere. The majority of the decreases in service revenues related to decreases in the rental of running and installation tools and reconditioning services.

Cost of Sales. Cost of sales decreased by $2.0 million, or approximately 0.6%, to $310.3 million for 2009 from $312.3 million for the same period in 2008. As a percentage of revenues, cost of sales were approximately 57.5% in 2008 and 57.4% in 2009. Cost of sales as a percentage of revenue remained relatively consistent between 2008 and 2009.

Selling, General and Administrative Expenses. For 2009, selling, general and administrative expenses decreased by approximately $6.9 million, or 11.1%, to $55.5 million from $62.4 million in 2008. The decrease in selling, general and administrative expenses was primarily due to the effect of foreign currency transaction gains, partially offset by increased stock option expenses. The Company experienced approximately $2.1 million in pre-tax foreign currency transaction losses during 2008 versus approximately $4.6 million in pre-tax foreign currency transaction gains during 2009. The gain in 2009 is primarily due to the weakening of the U.S. dollar compared to the British pound sterling, the Australian dollar and the Brazilian real. The loss in 2008 is primarily due to the increasing strength of the U.S. dollar in the later part of 2008 as compared to the Brazilian real. Stock option expense for 2008 totaled $3.2 million compared to $4.0 million in 2009. The stock option expense for 2009 excludes $1.3 million for the accelerated vesting of Mr. Smith’s remaining options upon his death as discussed in Special Item below. Selling, general and administrative expenses as a percentage of revenues were 11.5% in 2008 and 10.3% in 2009.

Engineering and Product Development Expenses. For 2009, engineering and product development expenses increased by approximately $800,000, or 3.0%, to approximately $27.2 million from $26.4 million in 2008. Engineering and product development expenses as a percentage of revenues increased from 4.9% in 2008 to 5.0% in 2009.

Special Item. In September 2009, Gary D. Smith, one of the Company’s Co-Chief Executive Officers, unexpectedly passed away. Under the terms of Mr. Smith’s employment contract, the Company was obligated to pay Mr. Smith’s base salary, including accrued vacation, and his annual bonus through the remaining employment period (October 27, 2012). In addition, stock options owned by Mr. Smith that were outstanding at the date of his death were immediately vested under the terms of the contract. Accordingly, the Company recognized a pre-tax expense of $5.2 million during the third quarter of 2009. The contractual obligation, including related payroll taxes, totaled $4.3 million, of which $434,000 had been previously accrued. The acceleration of the vesting increased non-cash expenses by $1.3 million.

Interest Income. Interest income for 2009 was approximately $507,000 as compared to $3.5 million in 2008. This decrease was due to reduced interest earned on short-term investments from lower interest rates and reduced balances in short-term investments. Due to the global financial crisis, the Company has transferred the majority of its short-term investments to funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest expense. Interest expense for 2009 was approximately $156,000 compared to $182,000 in 2008.

Income tax provision. Income tax expense for 2009 was $37.2 million on income before taxes of $142.4 million, resulting in an effective income tax rate of approximately 26.2%. Income tax expense in 2008 was $39.4 million on income before taxes of $145.0 million, resulting in an effective tax rate of approximately 27.2%. The decrease in the effective income tax rate reflects the difference in income before income taxes among the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $105.1 million in 2009 and $105.6 million in 2008, for the reasons set forth above.

Year ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues. Revenues increased by $47.2 million, or approximately 9.5%, to $542.8 million in 2008 from $495.6 million in 2007. Product revenues increased by approximately $35.3 million for the year ended December 31, 2008 compared to the same period in 2007 as a result of increased revenues of $41.3 million in offshore rig equipment and $1.5 million in subsea equipment partially offset by a $7.5 million decrease in surface equipment. The increase in offshore rig equipment was primarily due to the increase in the number of long-term projects. During 2007 there were 16 projects, compared to 23 projects during 2008 and the majority of these projects related to offshore rig equipment. Of the Company’s total product revenues, product revenues increased in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific by $26.5 million, $6.0 million and $2.8 million, respectively. Service revenues increased by approximately $11.9 million from increased service revenues in the Western Hemisphere of $4.8 million, Eastern Hemisphere of $2.0 million and Asia-Pacific of $5.1 million. The majority of the increases in service revenues related to an increase in technical advisory assistance and reconditioning services.

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

Selling, General and Administrative Expenses. For 2008, selling, general and administrative expenses increased by approximately $13.1 million, or 26.6%, to $62.4 million from $49.3 million in 2007. The increase in selling, general and administrative expenses was due to increased labor and overhead expenses resulting from increased staffing levels in the areas of sales and administration, increases in legal and professional fees, stock option expenses and the effect of foreign currency transaction gains and losses. The Company experienced approximately $3.0 million in pre-tax foreign currency transaction gains during 2007 versus approximately $2.1 million in pre-tax foreign currency transaction losses during 2008. The loss in 2008 is primarily due to the increasing strength of the U.S. dollar in the later part of 2008 as compared to the Brazilian real. Selling, general and administrative expenses as a percentage of revenues were 9.9% in 2007 and 11.5% in 2008.

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

Liquidity and Capital Resources

Cash flows provided by (used in) operations by type of activity were as follows:

	Year ended December 31,
	2007	2008	2009
	(In thousands)
Operating activities	$82,663	$40,677	$136,412
Investing activities	(24,854)	(49,527)	(44,325)
Financing activities	10,160	(100,075)	13,436

	67,969	(108,925)	105,523
Effect of exchange rate changes on cash activities	(1,666)	3,145	(3,683)

Increase (decrease) in cash and cash equivalents	$66,303	$(105,780)	$101,840

Statements of cash flows for entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given year, as these are noncash changes. As a result, changes reflected in certain accounts on the Consolidated Statements of Cash Flows, may not reflect the changes in corresponding accounts on the Consolidated Balance Sheets.

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. Recently, the Company’s principal sources of funds have been cash flows from operations.

During 2009, the Company generated $136.4 million of cash from operations as compared to $40.7 million for the same period in 2008. The primary reasons for the increase were the changes in operating assets and liabilities during 2009 as compared to the same period in 2008. Cash totaling approximately $16.0 million was provided during 2009 from decreases in operating assets and liabilities, compared to a $84.5 million utilization of cash during the same period in 2008 to increase operating assets and liabilities. The decrease in operating assets and liabilities during 2009 primarily reflected a decrease of $51.5 million in trade receivables, resulting primarily from a decrease in unbilled receivables of $20.0 million. Inventory increased by approximately $19.3 million, mostly in finished goods, to meet the needs of our existing backlog. The excess tax benefit on stock options exercised totaled $7.8 million and is offset by the same amount in financing activities. In 2009, there were approximately 636,000 stock options exercised compared to approximately 29,000 stock options exercised in 2008. Trade account payables and accrued expenses decreased by $4.7 million.

Capital expenditures by the Company were $25.2 million, $50.1 million and $44.7 million in 2007, 2008 and 2009, respectively. Capital expenditures in 2008 and 2009 included expanding manufacturing facilities in Southeast Asia and the Western Hemisphere and increased expenditures on machinery and equipment and running tools due to expanded operations. The capital expenditures for 2009 were primarily $11.3 million for machinery and equipment, $11.7 million for facilities, $16.7 million running tools and other expenditures of $5.0 million. Principal payments on long-term debt were approximately $900,000, $800,000 and $700,000 in 2007, 2008 and 2009, respectively.

In October 2009, Dril-Quip Asia Pacific Pte Ltd, a wholly owned subsidiary of Dril-Quip, Inc. entered into an agreement for the construction of a new manufacturing facility in Singapore valued at SGD46.5 million ($33.2 million on December 31, 2009).

In May 2008 the Company announced that its Board of Directors had authorized a share repurchase program under which the Company could repurchase up to $100 million of its common stock. At the end of the third quarter of 2008, the Company had repurchased 1,799,928 shares at an average price of $55.58 per share (including commissions) for a total of approximately $100 million. All repurchased shares were retired and the share repurchase program as authorized by the Board of Directors was completed as of December 31, 2008.

The following table presents long-term contractual obligations of the Company and the related payments, excluding the effects of interest, due in total and by year as of December 31, 2009:

	Payments due by year
Contractual Obligations	2010	2011	2012	2013	2014	After 2014	Total
	(In thousands)
Long-term debt and capital leases	$723	$274	$37	$5	$—	$—	$1,039
Operating lease obligations (1)	1,808	17,800	3,222	244	158	2,356	25,588
Estimated interest payments (2)	19	9	7	1	—	—	36

Total	$2,550	$18,083	$3,266	$250	$158	$2,356	$26,663

(1)	Includes certain minimum lease obligations for investments in machinery, leasehold improvements and buildings.
(2)	Interest rates for leases were calculated using the interest portion of the lease payment. Interest payments for variable rate debt were calculated using the interest rate and exchange rate in effect at December 31, 2009.

The Company’s credit facility with Guaranty Bank, FSB which provided an unsecured revolving line of credit of up to $10 million, terminated in accordance with its terms on September 1, 2009. The Company is in the process of reviewing alternatives, including securing a new line of credit.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $6.5 million as of December 31, 2009). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 0.50% at December 31, 2009, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at December 31, 2008 and 2009 was approximately U.S. $1.4 million and U.S. $865,000, respectively. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

In addition to the above, the Company has issued purchase orders in the ordinary course of business for the purchase of goods and services. These purchase orders are enforceable and legally binding. However, none of the Company’s purchase obligations call for deliveries of goods or services for time periods in excess of one year.

The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements in 2010. However, any significant future declines in hydrocarbon prices could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be available and more than adequate to meet such requirements.

Backlog

Backlog consists of firm customer orders for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $429 million and $603 million at December 31, 2007 and 2008, respectively, compared to $563 million at December 31, 2009, an increase of approximately $174 million, or 41%, from 2007 to 2008 and a decrease of approximately $40 million, or 7%, from 2008 to 2009. The lead time on many of the projects extends for a year or more and several large projects that were reflected in the Company’s backlog as of December 31, 2008 were completed in 2009. The Company expects to fill approximately 65% of the December 31, 2009 backlog by December 31, 2010. The remaining backlog at December 31, 2009 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. The backlog amount at December 31, 2008 and 2009 excludes $27 million related to the MPF contract as discussed in “Item 3. Legal Proceedings.”

The Company can give no assurance that backlog will remain at current levels. Sales of the Company’s products are affected by prices for oil and natural gas, which fluctuated significantly between 2005 and 2009. Additional future declines in oil and natural gas prices could reduce new customer orders, possibly causing a decline in the Company’s future backlog. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

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

Currency Risk

Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling (“GBP”) in the Eastern Hemisphere and the Brazilian real (“BRL”) in Brazil. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 2007, 2008 and 2009, the Company had, net of income taxes, transaction gains of $2.2 million, transaction losses of $1.5 million and transaction gains of $3.4 million, respectively. The gain in 2007 was principally due to the weakening of the U.S. dollar to the Brazilian real on the intercompany payables between Brazil and the United States. The BRL rose as compared to the U.S. dollar from the average of 0.47 in January 2007 to an average rate of 0.56 in December 2007. The loss in 2008 was primarily due to strengthening of the U.S. dollar compared to the Brazilian real on the intercompany payables between Brazil and the United States. The BRL fell as compared to the U.S. dollar from an average of 0.59 for the first nine months of 2008 to an average rate of 0.44 for the fourth quarter of 2008. The gain in 2009 was primarily due to the weakening of the U.S. dollar compared to the British pound sterling and the Brazilian real. At December 31, 2008, the pound sterling was 1.46 compared to 1.62 at December 31, 2009. The Brazilian real was 0.43 December 31, 2008 and 0.57 at December 31, 2009.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America under guidance from the ASC. The preparation of the consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes the following accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2008 and 2009, trade receivables included $44.8 million and $24.8 million of unbilled receivables, respectively. During 2009, 17 projects representing approximately 13% and 16% of the Company’s total revenue and product revenue, respectively, were accounted for using percentage-of-completion accounting, compared to 23 projects during 2008 representing approximately 25% of the Company’s total revenues and 30% of product revenue, respectively.

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

The recognition of service revenue is the same for all products, including those accounted for under the percentage-of-completion method. The Company does not install products for our customers, but it provides technical advisory assistance. At the time of delivery of the product, the customer is not obligated to buy or rent the Company’s running tools and the Company is not obligated to perform any subsequent services related to installation. Technical advisory assistance service revenue is recorded at the time the service is rendered. Service revenues associated with the rental of running and installation tools are recorded as earned. Rework and reconditioning service revenues are recorded when the refurbishment process is complete.

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

Inventories. Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $20.8 million and $24.2 million have been established as of December 31, 2008 and 2009, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Contingent liabilities. The Company establishes reserves for estimated loss contingencies when the Company believes a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon the Company’s assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from the Company’s assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements or contracts or operations that rely upon credit or similar ratings.

New Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In September 2009, the Company adopted ASC Topic 105. This standard establishes the ASC as the single source of the authoritative U. S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of the authoritative U.S. GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. Following the ASC, the FASB will not issue new standards in the form of statements, FASB staff positions or Emerging Issues Task Force. Instead, it will issue ASU’s that serve to update the ASC, provide background information about the guidance and provide the basis for conclusions on changes to the ASC.

In June 2009, the Company adopted ASC Topic 825 regarding disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in the annual financial statements. The standard also requires publicly traded companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. The adoption of this standard had no material effect on the Company’s consolidated financial statements.

In May 2009, the Company adopted ASC Topic 855 regarding subsequent events. This standard establishes general standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. The standard requires entities to disclose the date through which subsequent events have been evaluated as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. See Note 16 of the Notes to Consolidated Financial Statements.

In January 2009, the Company adopted ASC Topic 805 regarding business combinations. The standard establishes principles and requirements for the recognition and measurement of assets, liabilities and goodwill including the requirement that most transaction costs and restructuring costs be expensed. In addition, the standard requires disclosures to enable users to evaluate the nature and financial effects of the business combination that occurs either during the reporting period or after the reporting period but before the financial statements are issued or are available to be issued. The adoption of this standard had no material effect on the Company’s consolidated financial statements.

In January 2009, the Company adopted ASC Topic 810 regarding noncontrolling interest in consolidated financial statements. The standard established accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this standard had no material effect on the Company’s consolidated financial statements.

In January 2008, the Company adopted ASC Topic 820-10. In February 2008, ASC 820-10-55 was issued. The standard provides a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The Company does not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of December 31, 2008 or December 31, 2009.

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

The Company uses a sensitivity analysis model to measure the impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would result in a decrease in revenues of approximately $23 million and a decrease in net income of approximately $8 million over the year ended December 31, 2009. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has a loan that requires the Company to pay interest at a floating rate. This floating-rate obligation exposes the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the December 31, 2009 balance of approximately $865,000 related to this floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $8,700, or $2,175 per quarter.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

BDO Seidman, LLP, the independent registered public accounting firm, which audited the consolidated financial statements included in the Annual Report on Form 10-K, has also issued an attestation on our internal control over financial reporting, and their report is set forth on page 36.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Dril-Quip, Inc.

Houston, Texas

We have audited Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dril-Quip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dril-Quip, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dril-Quip, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

Houston, Texas

February 25, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dril-Quip, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dril-Quip, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2010, expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

Houston, Texas

February 25, 2010

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2008	2009
	(In thousands, except per share data)
Revenues:
Products	$417,970	$453,315	$456,022
Services	77,587	89,456	84,182

Total revenues	495,557	542,771	540,204
Cost and expenses:
Cost of sales:
Products	237,728	260,626	260,780
Services	47,553	51,673	49,513

Total cost of sales	285,281	312,299	310,293
Selling, general and administrative	49,313	62,390	55,474
Engineering and product development	22,578	26,369	27,173
Special item	—	—	5,224

	357,172	401,058	398,164

Operating income	138,385	141,713	142,040
Interest income	8,275	3,453	507
Interest expense	(370)	(182)	(156)

Income before income taxes	146,290	144,984	142,391
Income tax provision	38,349	39,399	37,250

Net income	$107,941	$105,585	$105,141

Earnings per common share:
Basic	$2.67	$2.65	$2.68

Diluted	$2.63	$2.62	$2.66

Weighted average common shares outstanding:
Basic	40,447	39,918	39,164

Diluted	41,007	40,292	39,538

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$95,952	$197,792
Trade receivables, net	172,072	130,816
Inventories, net	222,203	251,357
Deferred income taxes	15,834	24,542
Prepaids and other current assets	8,213	12,849

Total current assets	514,274	617,356
Property, plant and equipment, net	160,810	194,703
Other assets	5,525	5,187

Total assets	$680,609	$817,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,715	$24,828
Current maturities of long-term debt	636	723
Accrued income taxes	7,153	8,514
Customer prepayments	51,153	47,214
Accrued compensation	9,702	10,751
Other accrued liabilities	13,380	12,595

Total current liabilities	113,739	104,625
Long-term debt	896	316
Deferred income taxes	6,524	7,220

Total liabilities	121,159	112,161

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 39,022,597 and 39,658,524 issued and outstanding at December 31, 2008 and 2009, respectively	390	396
Additional paid-in capital	109,784	129,528
Retained earnings	478,146	583,287
Foreign currency translation adjustment	(28,870)	(8,126)

Total stockholders’ equity	559,450	705,085

Total liabilities and stockholders’ equity	$680,609	$817,246

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2008	2009
	(In thousands)
Operating activities
Net income	$107,941	$105,585	$105,141
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,653	16,854	17,997
Stock-based compensation expense	2,286	3,181	3,975
Gain on sale of equipment	(253)	(102)	(132)
Deferred income taxes	(666)	(383)	(7,869)
Special item—non-cash	—	—	1,272
Changes in operating assets and liabilities:
Trade receivables, net	4,990	(46,853)	51,461
Inventories, net	(18,172)	(62,139)	(19,280)
Prepaids and other assets	(7,428)	(141)	(3,580)
Excess tax benefits of stock option exercises	(6,271)	(399)	(7,833)
Trade accounts payable and accrued expenses	(15,417)	25,074	(4,740)

Net cash provided by operating activities	82,663	40,677	136,412
Investing activities
Purchase of property, plant, and equipment	(25,208)	(50,134)	(44,749)
Proceeds from sale of equipment	354	607	424

Net cash used in investing activities	(24,854)	(49,527)	(44,325)
Financing activities
Repurchase of common stock	—	(100,038)	—
Principal payments on long-term debt	(875)	(812)	(695)
Proceeds from exercise of stock options	4,764	376	6,298
Excess tax benefits of stock option exercises	6,271	399	7,833

Net cash provided by (used in) financing activities	10,160	(100,075)	13,436
Effect of exchange rate changes on cash activities	(1,666)	3,145	(3,683)

Increase (decrease) in cash and cash equivalents	66,303	(105,780)	101,840
Cash and cash equivalents at beginning of year	135,429	201,732	95,952

Cash and cash equivalents at end of year	$201,732	$95,952	$197,792

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustment	Total
	(In thousands)
Balance at December 31, 2006	$404	$192,086	$264,620	$10,387	$467,497

Translation adjustment	—	—	—	3,304	3,304
Net income	—	—	107,941	—	107,941

Comprehensive income	—	—	—	—	111,245
Options exercised (436,057 shares)	4	4,760	—	—	4,764
Stock-based compensation	—	2,286	—	—	2,286
Excess tax benefits—stock options	—	6,703	—	—	6,703

Balance at December 31, 2007	408	205,835	372,561	13,691	592,495

Translation adjustment	—	—	—	(42,561)	(42,561)
Net income	—	—	105,585	—	105,585

Comprehensive income	—	—	—	—	63,024
Options exercised (28,812 shares)	—	376	—	—	376
Stock-based compensation	—	3,181	—	—	3,181
Treasury stock (1,799,928 shares)	(18)	(100,020)	—	—	(100,038)
Excess tax benefits—stock options	—	412	—	—	412

Balance at December 31, 2008	390	109,784	478,146	(28,870)	559,450

Translation adjustment	—	—	—	20,744	20,744
Net income	—	—	105,141	—	105,141

Comprehensive income	—	—	—	—	125,885
Options exercised (635,927 shares)	6	6,292	—	—	6,298
Stock-based compensation	—	3,975	—	—	3,975
Special item—stock-based compensation	—	1,272	—	—	1,272
Excess tax benefits—stock options	—	8,205	—	—	8,205

Balance at December 31, 2009	$396	$129,528	$583,287	$(8,126)	$705,085

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; Dril-Quip do Brasil LTDA (DQB), located in Macae, Brazil; and Dril-Quip Holdings Pty Ltd. (DQH), located in Perth, Australia. Dril-Quip (Nigeria) Ltd. is located in Port Harcourt, Nigeria, and Dril-Quip Egypt for Petroleum Services S.A.E. is located in Alexandria, Egypt. Both are wholly owned subsidiaries of DQE. Dril-Quip Oilfield Services (Tianjin) Co. Ltd. (DQT) is located in Tianjin, China. DQT is a wholly owned subsidiary of DQAP.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America under guidance from the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, inventories and contingent liabilities.

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

Trade Receivables

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience combined with a specific review of each customer’s outstanding trade receivable balance. Management believes that the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance. The following is a summary of activity relating to the allowance for doubtful accounts for the years ended December 31, 2007, 2008 and 2009:

In thousands
Balance at December 31, 2006	$2,672
Charges to costs and expenses	978
Recoveries/write-offs	(1,338)

Balance at December 31, 2007	2,312
Charges to costs and expenses	1,937
Recoveries/write-offs	(742)

Balance at December 31, 2008	3,507
Charges to costs and expenses	1,333
Recoveries/write-offs	(2,173)

Balance at December 31, 2009	$2,667

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $20.8 million and $24.2 million were recorded as of December 31, 2008 and 2009, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant, and Equipment

Property, plant and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to be generated by the asset, an impairment charge is recognized by reflecting the asset at its fair value. No impairment of long-lived assets existed at December 31, 2008 or 2009.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Current income taxes are provided on income reported for financial statement purposes, adjusted for transactions that do not enter into the computation of income taxes payable in the same year. Deferred tax assets and liabilities are measured using enacted tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. As of December 31, 2008 and 2009, receivables included $44.8 million and $24.8 million of unbilled receivables, respectively. For the year ended December 31, 2009, there were 17 projects representing approximately 13% of the Company’s total revenues and approximately 16% of its product revenues that were accounted for using percentage-of-completion accounting as compared to 23 projects during 2008 which represented 25% of the Company’s total revenue and 30% of its product revenues.

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

The recognition of service revenue is the same for all products, including those accounted for under the percentage-of-completion method. The Company does not install products for our customers, but it provides technical advisory assistance. At the time of delivery of the product, the customer is not obligated to buy or rent the Company’s running tools and the Company is not obligated to perform any subsequent services related to installation. Technical advisory assistance service revenue is recorded at the time the service is rendered. Service revenues associated with the rental of running and installation tools are recorded as earned. Rework and reconditioning service revenues are recorded when the refurbishment process is complete.

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

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at period end exchange rates except for revenues and expenses, which are translated at average monthly rates. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows. These adjustments amounted to an increase of $3.3 million in 2007, a decrease of $42.6 million in 2008 and an increase of $20.7 million in 2009. The translation adjustment decrease in 2008 resulted primarily from the strengthening of the U.S. dollar compared to the British pound sterling and the Brazilian real during the latter half of 2008. The translation adjustment increase in 2009 resulted primarily from the weakening of the U.S. dollar compared to the British pound sterling and the Brazilian real.

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange gains (losses) were approximately $2.2 million in 2007, ($1.5 million) in 2008, and $3.4 million in 2009, net of income taxes. These amounts are included in selling, general and administrative costs in the Consolidated Statements of Income.

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

Comprehensive Income

ASC Topic 220 establishes the rules for the reporting and display of comprehensive income and its components. The standard requires the Company to include unrealized gains or losses on foreign currency translation adjustments in other comprehensive income. Generally, gains are attributed to a weakening U.S. dollar and losses are the result of a strengthening U.S. dollar.

Interest Capitalization

The Company capitalizes interest on significant construction projects for which interest costs are being incurred. These projects principally consist of construction or expansion of the Company’s facilities. No interest was capitalized in 2007, 2008 or 2009.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed considering the dilutive effect of stock options using the treasury stock method.

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In September 2009, the Company adopted ASC Topic 105. This standard establishes the FASB Accounting Standards Codification™ (“ASC”) as the single source of the authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of the authoritative U.S. GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. Following the ASC, the FASB will not issue new standards in the form of statements, FASB staff positions or Emerging Issues Task Force. Instead, it will issue ASU’s that serve to update the ASC, provide background information about the guidance and provide the basis for conclusions on changes to the ASC.

In June 2009, the Company adopted ASC Topic 825 regarding disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in the annual financial statements. The standard also requires publicly traded companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. The adoption of this standard had no material effect on the Company’s consolidated financial statements.

In May 2009, the Company adopted ASC Topic 855 regarding subsequent events. This standard establishes general standards of accounting for and disclosures of events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. The standard requires entities to disclose the date through which subsequent events have been evaluated as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. See Note 16 of the Notes to Consolidated Financial Statements for the Company’s disclosure on this topic.

In January 2009, the Company adopted ASC Topic 805 regarding business combinations. The standard establishes principles and requirements for the recognition and measurement of assets, liabilities and goodwill including the requirement that most transaction costs and restructuring costs be expensed. In addition, the standard requires disclosures to enable users to evaluate the nature and financial effects of the business combination that occurs either during the reporting period or after the reporting period but before the financial statements are issued or are available to be issued. The adoption of this standard had no material effect on the Company’s consolidated financial statements.

In January 2009, the Company adopted ASC Topic 810 regarding noncontrolling interest in consolidated financial statements. The standard established accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this standard had no material effect on the Company’s consolidated financial statements.

In January 2008, the Company adopted ASC Topic 820-10. In February 2008, ASC 820-10-55 was issued. The standard provides a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The Company does not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of December 31, 2008 or December 31, 2009.

3. Inventories

Inventories consist of the following:

	December 31,
	2008	2009
	(In thousands)
Raw materials and supplies	$55,470	$50,853
Work in progress	71,926	74,956
Finished goods	115,636	149,749

	243,032	275,558
Less: allowance for obsolete and excess inventory	(20,829)	(24,201)

	$222,203	$251,357

Summary of allowance for obsolete and excess inventory:

In thousands
Balance at December 31, 2006	$16,873
Charges to costs and expenses	2,648
Write-offs of inventory	(294)

Balance at December 31, 2007	19,227
Charges to costs and expenses	2,378
Write-offs of inventory	(776)

Balance at December 31, 2008	20,829
Charges to costs and expenses	3,942
Write-offs of inventory	(570)

Balance at December 31, 2009	$24,201

4. Property, Plant and Equipment

Property, plant and equipment consists of:

	Estimated Useful Lives	December 31,
		2008	2009
		(In thousands)
Land and improvements	10-25 years	$19,371	$20,839
Buildings	15-40 years	87,616	103,713
Machinery, equipment and other	3-10 years	186,128	224,956

		293,115	349,508
Less accumulated depreciation		(132,305)	(154,805)

		$160,810	$194,703

5. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2008	2009
	(In thousands)
Bank financing	$1,362	$865
Equipment financing agreements	170	174

	1,532	1,039
Less current portion	(636)	(723)

	$896	$316

The Company’s credit facility with Guaranty Bank, FSB which provided an unsecured revolving line of credit of up to $10 million, terminated in accordance with its terms on September 1, 2009. The Company is in the process of reviewing alternatives, including securing a new line of credit.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $6.5 million at December 31, 2009). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 0.50% at December 31, 2009, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at December 31, 2008 and 2009 was approximately U.S. $1.4 million and U.S. $865,000, respectively. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

Interest paid on long-term debt for the years ended December 31, 2007, 2008 and 2009 was $253,000, $132,000 and $21,700 respectively. Scheduled maturities of long-term debt are as follows: 2010—$723,000; 2011—$274,000; 2012—$36,000; 2013—$6,000; and none thereafter.

6. Income Taxes

In accordance with ASC 740-10, the Company is required to recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The standard provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009, which are the years ended December 31, 2004 through December 31, 2009. The Company has occasionally been assessed interest or penalties by major tax jurisdictions and these assessments historically have been minimal and immaterial to the Company’s financial results. In accordance with the Company’s accounting policy, both before and after adoption of ASC Topic 740-10, interest expense assessed by tax jurisdictions is included with interest expense and assessed penalties are included in selling, general and administrative expenses.

Income before income taxes consisted of the following:

	Year ended December 31,
	2007	2008	2009
	(In thousands)
Domestic	$79,397	$72,515	$52,203
Foreign	66,893	72,469	90,188

Total	$146,290	$144,984	$142,391

The income tax provision (benefit) consists of the following:

	Year ended December 31,
	2007	2008	2009
	(In thousands)
Current:
Federal	$25,371	$24,428	$23,998
Foreign	13,747	14,844	21,264

Total current	39,118	39,272	45,262
Deferred:
Federal	222	(929)	(7,188)
Foreign	(991)	1,056	(824)

Total deferred	(769)	127	(8,012)

	$38,349	$39,399	$37,250

The difference between the effective income tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	Year ended December 31,
	2007	2008	2009
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	(4.0)	(4.5)	(5.7)
Foreign development tax incentive	(3.3)	(2.0)	(2.1)
Manufacturing benefit	(0.9)	(1.1)	(0.7)
Other	(0.6)	(0.2)	(0.3)

Effective income tax rate	26.2%	27.2%	26.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based upon existing market conditions and the Company’s earnings prospects, it is anticipated that all deferred tax assets will be realized in future years. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2009
	(In thousands)
Deferred tax assets:
Deferred profit on intercompany sales	$4,109	$6,439
Inventory	2,504	5,489
Inventory reserve	4,790	5,210
Allowance for doubtful accounts	551	656
Reserve for accrued liabilities	378	1,420
Stock options	2,104	3,431
Other	1,398	1,897

Total deferred tax assets	15,834	24,542
Deferred tax liability:
Property, plant and equipment	(6,524)	(7,220)

Net deferred tax asset	$9,310	$17,322

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

The American Jobs Creation Act of 2004 provides for a tax deduction for qualified production activities. Under the guidance of ASC Topic 740, “Income Tax” and the “Tax Deduction on Qualified Production Activities Provided by American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” and not as a reduction in the tax rate. As such, the special deduction has no effect on deferred tax assets and liabilities existing on the date of enactment. The Company’s production activities qualify for the tax deduction and the Company’s 2009 income tax provision includes an estimated deduction of approximately $3.0 million.

The Company paid $41.9 million, $40.5 million and $37.8 million in income taxes in 2007, 2008 and 2009, respectively.

7. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2008	2009
	(In thousands)
Payroll taxes	$2,733	$2,443
Property, sales and other taxes	2,321	130
Commissions payable	1,459	2,179
Accrued project costs	1,510	2,614
Accrued vendor costs	2,692	1,965
Other	2,665	3,264

Total	$13,380	$12,595

8. Employee Benefit Plans

The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense was $2.7 million, $3.0 million and $3.1 million in 2007, 2008 and 2009, respectively.

9. Commitments and Contingencies

The Company leases certain office, shop and warehouse facilities, automobiles, and equipment. The Company expenses all lease payments when incurred. Total lease expense incurred was $2.7 million, $2.6 million and $3.1 million in 2007, 2008 and 2009, respectively. Future annual minimum lease commitments, including required leasehold improvements, at December 31, 2009 are as follows: 2010—$2.5 million; 2011—$18.1 million; 2012—$3.3 million; 2013—$0.2 million; 2014—$0.2 million; and thereafter—$2.4 million.

In 2006, the Company entered into a contract in the amount of approximately $47 million with MPF Corp. Ltd. (“MPF”) under which the Company was to construct risers and related equipment to be installed on an offshore drill ship being constructed for MPF. MPF and its affiliates filed a Chapter 11 bankruptcy case in September 2008 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (Case No. 08-36084). Under the Bankruptcy Code, at some point MPF must either assume this contract or reject it. Since MPF is not required to make a decision on the handling of the contract immediately, the Company cannot be sure as to when its rights under the contract will be clarified. Currently, the Company has possession of all the raw materials purchased to date and work-in-progress under the contract. At the time of the bankruptcy filing, the Company had recognized approximately $20 million in revenues under the contract and had received payments of approximately $16 million. No further revenue has been recognized since the second quarter of 2008. The Company believes the remaining $4 million of unpaid receivables will be realized through the workings of the contract or through its interest in the partially constructed inventory. While the Company has made filings in the bankruptcy proceedings that it believes are appropriate to protect its rights, there can be no assurance that the Company will be able to receive the expected benefits of the contract with MPF. While the Company does not expect the outcome of this matter to have a material adverse effect on the Company’s operations, financial position or cash flows, the Company may be required to write down or forfeit some portion of the revenues recognized to date if it becomes probable that the Company will not receive such funds or realize the value of the inventory in its possession.

In August 2007, the Company’s Brazilian subsidiary was served with assessments collectively valued at approximately BRL23.3 million (approximately U.S. $12.6 million as of February 2010) from the State of

Rio de Janeiro, Brazil, to collect a state tax on the importation of goods. The Company believes that its subsidiary is not liable for the taxes and is vigorously contesting the assessments in the Brazilian administrative and judicial systems. At this time, the ultimate disposition of this matter cannot be determined and therefore, it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its operations, financial position or cash flows. While pending, the amount of interest, penalties and monetary restatement fees on the tax assessments continues to accrue and totaled as of February 2010 approximately BRL35.4 million (approximately U.S. $19.1 million).

In November 2007, the Company entered into a lease agreement in Singapore for approximately 11 acres of vacant land. The lease term is 30 years and the Company elected to make a lump sum payment for the entire lease. In addition, under the terms of the lease, the Company is obligated to make certain minimum investments in machinery, leasehold improvements and buildings by November 2012.

In October 2009, the Company entered into an agreement for the construction of a manufacturing facility in Singapore. The agreement is valued at SGD46.5 million (approximately $33.2 million USD on December 31, 2009). The expected construction term is 16 months and is followed by a maintenance term of 12 months.

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

11. Geographic Segments

	Year ended December 31,
	2007	2008	2009
	(In thousands)
Revenues
Western Hemisphere
Products	$198,346	$224,816	$220,171
Services	38,301	43,065	37,014
Intercompany	57,281	64,418	67,546

Total	$293,928	$332,299	$324,731

Eastern Hemisphere
Products	$148,223	$154,226	$166,181
Services	32,699	34,732	36,053
Intercompany	6,364	1,858	1,765

Total	$187,286	$190,816	$203,999

Asia-Pacific
Products	$71,401	$74,273	$69,670
Services	6,587	11,659	11,115
Intercompany	6,524	7,714	3,397

Total	$84,512	$93,646	$84,182

Summary
Products	$417,970	$453,315	$456,022
Services	77,587	89,456	84,182
Intercompany	70,169	73,990	72,708
Eliminations	(70,169)	(73,990)	(72,708)

Total	$495,557	$542,771	$540,204

	December 31,
	2007	2008	2009
	(In thousands)
Income (loss) before income taxes
Western Hemisphere	$77,183	$69,319	$63,839
Eastern Hemisphere	31,538	35,509	45,939
Asia-Pacific	28,093	33,592	35,061
Eliminations	9,476	6,564	(2,448)

Total	$146,290	$144,984	$142,391

Total Long-Lived Assets
Western Hemisphere	$122,978	$147,460	$158,210
Eastern Hemisphere	29,169	22,892	27,214
Asia-Pacific	15,496	16,402	18,029
Eliminations	(20,419)	(20,419)	(3,563)

Total	$147,224	$166,335	$199,890

Total Assets
Western Hemisphere	$522,732	$465,797	$518,475
Eastern Hemisphere	161,626	125,497	158,112
Asia-Pacific	74,297	120,943	147,644
Eliminations	(58,833)	(31,628)	(6,985)

Total	$699,822	$680,609	$817,246

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as Macae, Brazil.

Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

In 2007 and 2008, no single customer accounted for more than 10% of the Company’s revenues. In 2009, one customer accounted for approximately 10% of the Company’s total revenues.

12. Employee Stock Option Plan and Awards

On September 19, 1997, the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan (as amended, the “1997 Plan”) and the Company reserved 3,400,000 shares of Common Stock for use in connection with the 1997 Plan. During 2001, the Company reserved an additional 1,400,000 shares for use in connection with the 1997 Plan. Some options remain outstanding under the 1997 Plan: however, no additional grants will be awarded under this plan. On May 13, 2004, the Company’s stockholders approved the 2004 Incentive Plan of Dril-Quip, Inc. (the “2004 Plan”), which reserved up to 2,696,294 shares of Common Stock to be used in connection with the 2004 Plan. Persons eligible for awards under the 1997 Plan and 2004 Plan are employees holding positions of responsibility with the Company or any of its subsidiaries. Options granted under the 1997 Plan and the 2004 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant.

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

On October 26, 2007, October 28, 2008 and October 28, 2009, the Company granted options to purchase 256,284, 408,123 and 243,470 shares respectively, of Common Stock pursuant to the 2004 Plan to certain officers and employees. The following table presents the assumptions used in the option pricing model.

	2007	2008	2009
Expected life (years)	6.0	6.3	6.2
Volatility	45.8%	46.2%	48.8%
Risk-free interest rate	4.04%	2.75%	2.37%
Dividend yield	0.0%	0.0%	0.0%
Fair value of each option	$26.76	$10.23	$24.22

Option activity for the year ended December 31, 2009 was as follows:

	Number of Options	Weighted Average Price	Aggregate intrinsic value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2008	1,610,210	$23.59
Granted	243,470	48.77
Exercised	(635,927)	9.90
Forfeited	(15,313)	36.41

Outstanding at December 31, 2009	1,202,440	$35.74	$24.9	7.99

Exercisable at December 31, 2009	555,539	$32.66	$13.2	6.98

The total intrinsic value of stock options exercised in 2007, 2008 and 2009 was $19.9 million, $1.3 million and $24.9 million, respectively. The income tax benefit realized from stock options exercised was $8.7 million for the year ended December 31, 2009.

Stock-based compensation is recognized as selling, general and administrative expense in the accompanying Consolidated Statements of Income. During the years ended December 31, 2007, 2008 and 2009, stock-based compensation expense totaled $2.3 million, $3.2 million and $4.0 million, respectively. Stock option expense for 2009 excludes $1.3 million for the accelerated vesting of Mr. Smith’s remaining options upon his death as discussed in Note 15 to the consolidated financial statements. This expense is included in Special Item on the Consolidated Statements of Income. No stock-based compensation expense was capitalized during 2007, 2008 or 2009.

Options granted to employees vest over four years and the Company recognizes compensation expense on a straight-line basis over the vesting period of the options. At December 31, 2009, there was $11.4 million of total unrecognized compensation expense related to nonvested stock options. This expense is expected to be recognized over a weighted average of 1.9 years.

The following table summarizes information for equity compensation plans in effect as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,202,440	$35.74	1,523,982
Equity compensation plans not approved by stockholders	0	not applicable	0

Total	1,202,440	$35.74	1,523,982

13. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation as required by ASC Topic 260.

	Year Ended December 31,
	2007	2008	2009
	(In thousands, except per share amounts)
Net income	$107,941	$105,585	$105,141

Weighted average common shares outstanding	40,447	39,918	39,164
Effect of dilutive securities—stock options	560	374	374

Total shares and dilutive securities	41,007	40,292	39,538

Basic earnings per common share	$2.67	$2.65	$2.68

Diluted earnings per common share	$2.63	$2.62	$2.66

Weighted average number of stock options with an exercise price greater than average market price for the period	306	576	294

14. Common Stock

In May 2008, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company could repurchase up to $100 million of its Common Stock. At the end of the third quarter of 2008, the Company had repurchased 1,799,928 shares at an average price of $55.58 per share (including commissions) for a total of approximately $100 million. All repurchased shares were retired by September 30, 2008.

15. Special Item

In September 2009, Gary D. Smith, one of the Company’s Co-Chief Executive Officers, unexpectedly passed away. Under the terms of Mr. Smith’s employment contract, the Company was obligated to pay Mr. Smith’s base salary, including accrued vacation, and his annual bonus through the remaining employment period (October 27, 2012). In addition, stock options owned by Mr. Smith that were outstanding at the date of his death were immediately vested under the terms of the contract. Accordingly, the Company recognized a pre-tax expense of $5.2 million during the third quarter of 2009. The contractual obligation, including related payroll taxes, totaled $4.3 million, of which $434,000 had been previously accrued. The acceleration of the vesting increased pre-tax non-cash expenses by $1.3 million.

16. Subsequent Events

The Company has evaluated subsequent events through February 25 , 2010, the date of the issuance of these consolidated financial statements.

17. Quarterly Results of Operations (Unaudited):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
	(Unaudited)
2008
Revenues	$132,413	$142,544	$132,271	$135,543
Cost of sales	77,819	83,726	74,230	76,524
Gross profit	54,594	58,818	58,041	59,019
Operating income	34,712	37,760	35,818	33,423
Net income	25,391	27,703	27,446	25,045
Earnings per share:
Basic(1)	$0.62	$0.69	$0.70	$0.64
Diluted(1)	0.62	0.68	0.69	0.64
2009
Revenues	$127,522	$133,186	$138,157	$141,339
Cost of sales	72,017	77,407	78,260	82,609
Gross profit	55,505	55,779	59,897	58,730
Operating income	34,660	36,311	34,434	36,635
Net income	24,671	26,707	25,084	28,679
Earnings per share:
Basic(1)	$0.63	$0.68	$0.64	$0.73
Diluted(1)	0.63	0.68	0.63	0.72

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 35 of this annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2010 Proxy Statement”) for its annual meeting of stockholders to be held on May 12, 2010, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2010 Proxy Statement, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2010 Proxy Statement, which sections are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2010 Proxy Statement, which section is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Public Accounting Firm—Fees” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2010 Proxy Statement, which sections are incorporated herein by reference.

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

Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement Form S-1 (Registration No. 333-33447)).

*4.3	—

Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

*10.1	—

Credit Agreement between Dril-Quip (Europe) Limited and Bank of Scotland dated November 18, 1999 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the Quarter ended March 30, 2000 (SEC File No. 001-13439)).

*+10.2	—

Form of Employment Agreement between the Company and each of Messrs. Reimert and Walker (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009).

*10.3	—	2004 Incentive Plan of Dril-Quip, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2008).

**+10.4	—	Summary of Executive Officer and Non-employee Director Compensation.

**10.5	—	Agreement between Dril-Quip Asia Pacific PTE Ltd and Lum Chang Building Contractors PTE Ltd. dated October 16, 2009.

**21.1	—	Subsidiaries of the Registrant.

**23.1	—	Consent of BDO Seidman, LLP.

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

**31.3	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

Exhibit No.	Description

**32.1	—	Section 1350 Certification of Larry E. Reimert.

**32.2	—	Section 1350 Certification of J. Mike Walker.

**32.3	—	Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
**	Filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2010.

DRIL-QUIP, INC.

By:	/s/ LARRY E. REIMERT
Larry E. Reimert
Co-Chief Executive Officer and Co-Chairman of the Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ J. MIKE WALKER J. MIKE WALKER	Co-Chief Executive Officer, Co-Chairman of the Board and Director (Co-Principal Executive Officer)	February 25, 2010

/s/ LARRY E. REIMERT LARRY E. REIMERT	Co-Chief Executive Officer, Co-Chairman of the Board and Director (Co-Principal Executive Officer)	February 25, 2010

/s/ JERRY M. BROOKS JERRY M. BROOKS	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2010

/s/ JOHN V. LOVOI JOHN V. LOVOI	Director	February 25, 2010

/s/ L.H. DICK ROBERTSON L.H. DICK ROBERTSON	Director	February 25, 2010

/s/ A.P. SHUKIS A.P. SHUKIS	Director	February 25, 2010