Form 10-Q
period 2010-03-31
DRIL-QUIP INC
filed 2010-05-07
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

                             (Do not check if a smaller

                             reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of May 4, 2010, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 39,813,335.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2009	March 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$197,792	$217,419
Trade receivables, net	130,816	136,092
Inventories, net	251,357	241,319
Deferred income taxes	24,542	23,923
Prepaids and other current assets	12,849	12,512

Total current assets	617,356	631,265
Property, plant and equipment, net	194,703	194,655
Other assets	5,187	10,102

Total assets	$817,246	$836,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,828	$27,461
Current maturities of long-term debt	723	678
Accrued income taxes	8,514	7,017
Customer prepayments	47,214	38,833
Accrued compensation	10,751	10,634
Other accrued liabilities	12,595	17,484

Total current liabilities	104,625	102,107
Long-term debt	316	134
Deferred income taxes	7,220	7,303

Total liabilities	112,161	109,544

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 39,658,524 and 39,799,710 shares issued and outstanding at December 31, 2009 and March 31, 2010	396	398
Additional paid-in capital	129,528	134,932
Retained earnings	583,287	608,984
Foreign currency translation adjustment	(8,126)	(17,836)

Total stockholders’ equity	705,085	726,478

Total liabilities and stockholders’ equity	$817,246	$836,022

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2009	2010
	(In thousands, except per share data)
Revenues:
Products	$105,136	$121,833
Services	22,386	20,700

Total revenues	127,522	142,533
Cost and expenses:
Cost of sales:
Products	59,952	69,392
Services	12,065	12,423

Total cost of sales	72,017	81,815
Selling, general and administrative	14,540	13,433
Engineering and product development	6,305	6,786
Special item	—	5,901

	92,862	107,935

Operating income	34,660	34,598
Interest income	212	61
Interest expense	(48)	(27)

Income before income taxes	34,824	34,632
Income tax provision	10,153	8,935

Net income	$24,671	$25,697

Earnings per common share:
Basic	$0.63	$0.65

Diluted	$0.63	$0.64

Weighted average common shares outstanding:
Basic	39,023	39,728

Diluted	39,315	39,972

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2009	2010
	(In thousands)
Operating activities
Net income	$24,671	$25,697
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,162	4,884
Stock-based compensation expense	997	1,192
Loss/(gain) on sale of equipment	13	(3)
Deferred income taxes	(1,379)	635
Changes in operating assets and liabilities:
Trade receivables, net	16,799	(8,304)
Inventories, net	(10,894)	4,789
Prepaids and other assets	2,769	(4,831)
Excess tax benefits of stock option exercises	—	(833)
Trade accounts payable and accrued expenses	2,133	(317)

Net cash provided by operating activities	39,271	22,909
Investing activities
Purchase of property, plant and equipment	(13,794)	(7,593)
Proceeds from sale of equipment	195	481

Net cash used in investing activities	(13,599)	(7,112)
Financing activities
Principal payments on long-term debt	(151)	(171)
Proceeds from exercise of stock options	—	3,717
Excess tax benefits of stock option exercises	—	833

Net cash provided by (used in) financing activities	(151)	4,379
Effect of exchange rate changes on cash activities	70	(549)

Increase in cash and cash equivalents	25,591	19,627
Cash and cash equivalents at beginning of period	95,952	197,792

Cash and cash equivalents at end of period	$121,543	$217,419

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2009, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2010, the results of operations for each of the three-month periods ended March 31, 2010 and 2009, and the cash flows for each of the three-month periods ended March 31, 2010 and 2009. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America under guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ™ (“ASC”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.	Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America under guidance from the ASC requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, inventories and contingent liabilities as discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $24.2 million and $23.7 million were recorded as of December 31, 2009 and March 31, 2010, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2009 and March 31, 2010, receivables included $24.8 million and $22.6 million of unbilled receivables, respectively. During the quarter ended March 31, 2010, there were 16 projects representing approximately 16% of the Company’s total revenue and approximately 19% of its product revenues that were accounted for using percentage-of-completion accounting as compared to 14 projects during the first quarter of 2009 which represented 21% of the Company’s total revenues and 26% of its product revenues.

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

The following table provides comprehensive income for the periods indicated:

	Three months ended March 31,
	2009	2010
	(In thousands)
Net income	$24,671	$25,697
Foreign currency translation adjustment	(1,568)	(9,710)

Comprehensive income	$23,103	$15,987

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

	Three months ended March 31,
	2009	2010
	(In thousands)
Number of common shares outstanding at end of period—basic	39,023	39,800
Effect of using weighted average common shares outstanding	—	(72)

Weighted average basic common shares outstanding—basic	39,023	39,728
Dilutive effect of common stock options	292	244

Weighted average diluted common shares outstanding—diluted	39,315	39,972

New Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and thus, increase transparency in financial reporting. The ASU is effective for interm and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of this accounting standard update will not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new standard will have a material effect on its condensed consolidated financial statements.

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

In May 2009, the Company adopted ASC Topic 855 regarding subsequent events. ASC Topic 855 was updated in February 2010 by ASU 2010-09. ASU 2010-09 provides that an SEC filer is required to evaluate subsequent events through the date the financial statements are issued. Previously, the Company was required to state whether subsequent events were evaluated through the date the financial statements were issued or the date the financial statements were available to be issued. Pursuant to ASU 2010-09, the Company is no longer required to disclose the date through which the subsequent events have been evaluated.

3.	Stock-Based Compensation and Stock Option Awards

During the three months ended March 31, 2010, the Company recognized approximately $1.2 million of compensation expense compared to approximately $997,000 for the three months ended March 31, 2009. Compensation expense is included in the selling, general and administrative expense line of the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three months ended March 31, 2010 or 2009. There were no options granted in the first quarter of 2010 or 2009. Refer to Note 12 of the Company’s 2009 Form 10-K for additional information regarding stock-based compensation plans.

4.	Inventories

Inventories consist of the following:

	December 31, 2009	March 31, 2010
	(In thousands)
Raw materials	$50,853	$45,572
Work in progress	74,956	69,877
Finished goods	149,749	149,573

	275,558	265,022
Less: allowance for obsolete and excess inventory	(24,201)	(23,703)

	$251,357	$241,319

5.	Geographic Areas

	Three months ended March 31,
	2009	2010
	(In thousands)
Revenues:
Western Hemisphere
Products	$53,402	$69,469
Services	10,161	10,752
Intercompany	15,737	12,596

Total	$79,300	$92,817

Eastern Hemisphere
Products	$34,179	$34,818
Services	9,608	8,174
Intercompany	397	1,337

Total	$44,184	$44,329

Asia – Pacific
Products	$17,555	$17,546
Services	2,617	1,774
Intercompany	(1)	1,623

Total	$20,171	$20,943

Summary
Products	$105,136	$121,833
Services	22,386	20,700
Intercompany	16,133	15,556
Eliminations	(16,133)	(15,556)

Total	$127,522	$142,533

Income (loss) before income taxes:
Western Hemisphere	$16,129	$10,704
Eastern Hemisphere	13,943	9,537
Asia – Pacific	6,472	10,842
Eliminations	(1,720)	3,549

Total	$34,824	$34,632

	December 31, 2009	March 31, 2010
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$158,210	$162,300
Eastern Hemisphere	27,214	24,536
Asia – Pacific	18,029	21,484
Eliminations	(3,563)	(3,563)

	$199,890	$204,757

	December 31, 2009	March 31, 2010
	(In thousands)
Total Assets:
Western Hemisphere	$518,475	$540,475
Eastern Hemisphere	158,112	145,085
Asia – Pacific	147,644	158,937
Eliminations	(6,985)	(8,475)

	$817,246	$836,022

6.	Commitments and Contingencies

In 2006, the Company entered into a contract in the amount of approximately $47 million with MPF Corp. Ltd. (“MPF”) under which the Company was to construct risers and related equipment to be installed on an offshore drill ship being constructed for MPF. MPF and its affiliates filed a Chapter 11 bankruptcy case in September 2008 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (Case No. 08-36084). Under the Bankruptcy Code, at some point MPF must either assume this contract or reject it. The Company cannot be sure as to when its rights under the contract will be clarified. Currently, the Company has possession of all the raw materials purchased to date and work-in-progress under the contract. At the time of the bankruptcy filing, the Company had recognized approximately $20 million in revenues under the contract and had received payments of approximately $16 million. No further revenue has been recognized since the second quarter of 2008. The Company believes the remaining $4 million of unpaid receivables will be realized through the workings of the contract or through its interest in the partially constructed inventory. In April 2010, the Company, MPF and a new third-party buyer signed a novation agreement which, subject to the bankruptcy court approval, will allow for the contract between MPF and the Company to be assumed and transferred to the new buyer. The novation agreement requires that the bankruptcy court approval must be received by no later than June 30, 2010. While the Company has made filings in the bankruptcy proceedings that it believes are appropriate to protect its rights, there can be no assurance that the Company will be able to receive the expected benefits of the contract with MPF. While the Company does not expect the outcome of this matter to have a material adverse effect on the Company’s operations, financial position or cash flows, the Company may be required to write down or forfeit some portion of the revenues recognized to date if it becomes probable that the Company will not receive such funds or realize the value of the inventory in its possession.

The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and dependency on the condition of the oil and gas industry. Additionally, products of the Company are used in potentially hazardous drilling, completion, and production applications that can cause personal injury, product liability, and environmental claims. Although exposure to such risk has not resulted in any significant problems in the past, there can be no assurance that current matters or future developments will not adversely impact the Company.

The Company is also involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal action, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse affect on the Company’s operations, financial position or cash flows.

7.	Special Item

In August 2007, the Company’s Brazilian subsidiary was served with assessments collectively valued at approximately BRL23.3 million (approximately U.S. $13.1 million as of March 2010) from the State of Rio de Janeiro, Brazil, to collect a state tax on the importation of goods. Since 2007, the Company has vigorously contested the assessments in the Brazilian administrative and judicial systems. While pending, the amount of interest, penalties and monetary restatement of fees on the tax assessments continued to accrue and totaled approximately BRL35.4 million (approximately U.S. $19.9 million) as of March 2010.

Under the terms of an amnesty law enacted by the State of Rio de Janeiro in January 2010, the Company settled the pending assessments in March 2010 in the amount of BRL21.7 million (approximately U.S. $12.2 million), pursuant to which all penalties were waived and accrued interest was reduced by 45%. Of the total amount paid, BRL10.6 million (approximately U.S. $5.9 million) is reflected in “Special Item” on the Condensed Consolidated Statements of Income for the period ended March 31, 2010. The remaining BRL11.1 million (approximately U.S. $6.3 million) is considered a prepaid tax that the Company’s Brazilian subsidiary will utilize to offset future liabilities for state taxes on the importation of goods over the next five years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position, results of operations and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements presented elsewhere herein, as well as the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average crude oil (West Texas Intermediate Cushing) and natural gas (Henry Hub) closing prices are listed below as the average of the closing prices for the periods covered by this report:

	Three months ended March 31,
	2009	2010
Crude oil ($/Bbl)	$42.90	$78.81
Natural gas ($/Mcf)	$4.71	$5.30

During the first quarter of 2009, crude oil prices ranged between $34.03 per barrel and $53.87 per barrel with an average quarterly price of $42.90. For the first quarter of 2010, crude oil prices ranged between $71.15 per barrel and $83.45 per barrel with an average quarterly price of $78.81. Crude oil prices ended the first quarter of 2010 at $83.45 per barrel and natural gas prices at March 31, 2010 were $3.76 per Mcf.

According to the April 2010 release of the Short-Term Energy Outlook published by the EIA, West Texas Intermediate crude oil prices are projected to average $80.74 per barrel in 2010 and $83.50 in 2011. The EIA’s projections for crude oil prices have remained relatively stable since October 2009 despite the fluctuations in daily oil prices. EIA projects that world consumption will grow by 1.5 million barrels per day in 2010 and 1.6 million barrels per day in 2011. This growth is the result of expected recovery in the global economy, with world gross domestic product assumed to rise by more than 3% per year. In April 2010, the EIA projected Henry Hub natural gas prices to average $4.32 per Mcf in 2010. In its April 2010 Oil Market Report, the International Energy Agency stated that oil demand in 2009 was 84.9 million barrels per day, compared to an estimated 86.6 million barrels per day in 2010.

Detailed below is the average contracted rig count for our geographic regions for the three months ended March 31, 2009 and 2010. The rig count data includes floating rigs (semi-submersibles and drill ships) and jack-ups. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Three months March 31,
	2009	2010
Western Hemisphere	177	176
Eastern Hemisphere	161	142
Asia – Pacific	239	234

Source: ODS – Petrodata RigBase – March 31, 2009 and 2010

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling.

The Company believes that the number of rigs (semi-submersibles, jack-ups and drill ships) under construction impacts its revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact its backlog. According to ODS-Petrodata, at the end of March 2009 and 2010, there were 162 and 133 rigs, respectively, under construction and the expected delivery dates for the rigs under construction on March 31, 2010 are as follows:

2010	55
2011	41
2012	28
2013	1
2014	8

133

The demand for the Company’s products and services is also affected by laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. The adoption of new laws and regulations, or changes to existing laws or regulations, that curtail exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company’s operations by limiting demand for its products.

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. In mid-2008 oil and gas prices began to decline. The economic volatility continued in the first half of 2009 and began to stabilize somewhat in the latter half of the year. In the first quarter of 2010 crude oil prices were over $70.00 per barrel on a daily basis and through April 2010 the prices for crude oil have closed over $80.00 per barrel each day. The Company expects continued volatility in both crude oil and natural gas prices as well as in the level of drilling and production related activities. The volatility in prices appears to have impacted the land drilling activity more so than offshore drilling, particularly in deeper offshore waters, where Dril-Quip’s products are more often utilized. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would also likely have a material adverse effect on the Company’s results of operations. The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a prolonged decline in commodity prices, an extended continuation of the downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company. The Company’s backlog at March 31, 2010 was approximately $550 million compared to approximately $573 million at March 31, 2009 and $563 million at December 31, 2009. The Company can give no assurance that backlog will remain at current levels. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

Recent Industry Event

On April 22, 2010, a deepwater Gulf of Mexico drilling rig known as the Deepwater Horizon that was operated by BP Exploration & Production, Inc. (“BP”) sank after an apparent blowout and fire that began on April 20, 2010. The Company is a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s Gulf of Mexico operations, and the Company’s wellhead and certain of its other equipment were in use on the Deepwater Horizon at the time of the incident. The Departments of Homeland Security and Interior have begun a joint investigation into the cause of the incident. The U.S. Coast Guard and the Minerals Management Service share jurisdiction over the investigation into the incident. We have been designated as a party-in-interest and received a request for certain information from the joint investigation team. We have also been invited to attend hearings that have been scheduled in furtherance of that investigation. We have also received a request to preserve information from the joint investigation team. We are cooperating in the investigation. We may also receive additional invitations and/or requests for participation in hearings or investigations from other governmental bodies related to the incident.

The Company cannot predict at this time the impact that this incident may have on governmental laws or governmental regulation of offshore oil and gas exploration and production activities or the level of demand for the Company’s products in future periods.

Revenues.    Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For each of the three months ended March 31, 2009 and 2010, the Company derived 82% and 86%, respectively, of its revenues from the sale of its products and 18% and 14%, respectively, of its revenues from services. Product contracts are negotiated and sold separately from service contracts. In addition, service contracts are not included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on world-wide economic conditions in the offshore oil and gas industry, and is not based on a specific relationship between the two types of contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first three months of 2010, 16 projects representing approximately 16% of the Company’s total revenue and approximately 19% of its product revenue were accounted for using percentage-of-completion accounting compared to 14 projects representing approximately 21% of the Company’s total revenue and 26% of its product revenue for the first three months of 2009. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recognized when they first become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The Company has substantial international operations, with approximately 66% and 56% of its revenues derived from foreign sales for the three months ended March 31, 2009 and 2010, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended March 31,
	2009	2010
Revenues:
Products	82.4%	85.5%
Services	17.6	14.5

Total revenues	100.0	100.0
Cost of sales:
Products	47.0	48.7
Services	9.5	8.7

Total cost of sales	56.5	57.4
Selling, general and administrative expenses	11.4	9.4
Engineering and product development expenses	4.9	4.8
Special item (1)	—	4.1

Operating income	27.2	24.3
Interest income	0.1	—
Interest expense	—	—

Income before income taxes	27.3	24.3
Income tax provision	8.0	6.3

Net income	19.3%	18.0%

(1)	See Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this report.

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended March 31,
	2009	2010
	(In millions)
Revenues:
Products
Subsea equipment	$75.6	$94.2
Surface equipment	6.3	7.0
Offshore rig equipment	23.2	20.6

Total products	105.1	121.8
Services	22.4	20.7

Total revenues	$127.5	$142.5

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.

Revenues.    Revenues increased by $15.0 million, or approximately 11.8%, to $142.5 million in the three months ended March 31, 2010 from $127.5 million in the three months ended March 31, 2009. Product revenues increased by approximately $16.7 million for the three months ended March 31, 2010 compared to the same period in 2009 as a result of increased revenues of $18.6 million in subsea equipment and $700,000 in surface equipment, partially offset by a $2.6 million decrease in offshore rig equipment. Product revenues increased in the Western Hemisphere and Eastern Hemisphere by $16.1 million and $600,000, respectively. Product revenues in Asia-Pacific were basically flat between 2009 and 2010. Service revenues decreased by approximately $1.7 million as a result of decreases of $1.4 million in the Eastern Hemisphere and $800,000 in Asia-Pacific, partially offset by an increase of $500,000 in the Western Hemisphere. The majority of the decreases in service revenues were due to a decrease in the rental of running tools and the reconditioning services of customer-owned Dril-Quip products, partially offset by an increase in technical advisory services.

Cost of Sales.    Cost of sales increased by $9.8 million, or approximately 13.6%, to $81.8 million for the three months ended March 31, 2010 from $72.0 million for the same period in 2009. As a percentage of revenues, cost of sales were approximately 57.4% and 56.5% for the three-month periods ended March 31, 2010 and 2009, respectively.

Selling, General and Administrative Expenses.    For the three months ended March 31, 2010, selling, general and administrative expenses decreased by approximately $1.1 million, or 7.6%, to $13.4 million from $14.5 million in the 2009 period. The decrease in selling, general and administrative expenses was primarily due to the effect of foreign currency transaction gains and losses, partially offset by increased stock option expenses. The Company experienced approximately $1.7 million in foreign currency transaction gains in the first quarter of 2010 as compared to $79,000 in foreign currency transaction losses in the first quarter of 2009. Stock option expense for the first quarter of 2010 totaled $1.2 million compared to $997,000 in the first quarter of 2009. Selling, general and administrative expenses as a percentage of revenues decreased from 11.4% in 2009 to 9.4% in 2010.

Engineering and Product Development Expenses.    For each of the three-month periods ended March 31, 2010 and 2009, engineering and product development expenses totaled $6.8 million and $6.3 million, respectively. Engineering and product development expenses as a percentage of revenues decreased from 4.9% in 2009 to 4.8% in 2010.

Special Item.    Under the terms of an amnesty law enacted by the State of Rio de Janeiro, Brazil, the Company settled pending assessments regarding state tax on the importation of goods in March 2010 in the amount of BRL21.7 million (approximately U.S. $12.2 million). Of the total amount paid, BRL10.6 million (approximately U.S. $5.9 million) is reflected in “Special Item” on the Condensed Consolidated Statements of Income for the period ended March 31, 2010. The remaining BRL11.1 million (approximately U.S. $6.3 million) is considered a prepaid tax that the Company’s Brazilian subsidiary will utilize to offset future liabilities for state taxes on the importation of goods over the next five years. See Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this report.

Interest Income.    Interest income for the three-month period ended March 31, 2010 was approximately $61,000 as compared to approximately $212,000 for the three-month period ended March 31, 2009. This decrease was due to reduced interest earned on short-term investments from lower interest rates. Due to the recent global financial crisis, the Company continues to keep the majority of its short-term investments in funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest expense.    Interest expense for the three months ended March 31, 2010 was $27,000 compared to $48,000 for the same period in 2009.

Income tax provision.    Income tax expense for the three months ended March 31, 2010 was $8.9 million on income before taxes of $34.6 million, resulting in an effective income tax rate of approximately 26%. Income tax expense for the three months ended March 31, 2009 was $10.2 million on income before taxes of $34.8 million, resulting in an effective income tax rate of approximately 29%. The decrease in the effective income tax reflects the difference in income before income taxes among the Company’s three geographic areas, which have different income tax rates.

Net Income.    Net income was approximately $25.7 million for the three months ended March 31, 2010 and $24.7 million for the same period in 2009, for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Three months March 31,
	2009	2010
	(In thousands)
Operating activities	$39,271	$22,909
Investing activities	(13,599)	(7,112)
Financing activities	(151)	4,379

	25,521	20,176
Effect of exchange rate changes on cash activities	70	(549)

Increase (decrease) in cash and cash equivalents	$25,591	$19,627

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

During the three months ended March 31, 2010, the Company generated $22.9 million of cash from operations as compared to $39.3 million for the same period in 2009. The decrease in cash generated from operating activities for the first three months of 2010 includes the settlement of pending assessments between the Company and the State of Rio de Janeiro of $12.2 million. As discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements, $5.9 million is reflected as a pre-tax decrease on the Condensed Consolidated Statements of Income and $6.3 million is reflected in the total assets of the Condensed Consolidated Balance Sheet. Cash totaling approximately $9.5 million was used during the first quarter of 2010 due to increases in operating assets and liabilities, compared to $10.8 million that was provided during the same period in 2009. The increases in operating assets and liabilities during the first three months of 2010 reflected an increase of $8.3 million in receivables primarily due to increased revenues. The increase in accounts receivable was partially offset by a decrease in inventory of $4.8 million. The majority of the decrease in inventory was in raw materials and work-in-progress. Prepaid and other assets increased by $4.8 million largely due to the settlement discussed above. Accounts payable and accrued expenses decreased by $317,000.

Capital expenditures by the Company were $7.6 million and $13.8 million in the first three months of 2010 and 2009, respectively. The capital expenditures for the first quarter of 2010 were primarily $1.9 million for machinery and equipment, $4.3 million for facilities and $1.3 million for running tools and other expenditures of $100,000. Principal payments on long-term debt were approximately $171,000 during the three months ended March 31, 2010.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $6.1 million as of March 2010). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 0.50% at March 31, 2010, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at March 31, 2010 was approximately U.S. $656,000. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting policies. During the three months ended March 31, 2010 there were no material changes in the Company’s judgments or assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and to a lesser extent, the Brazilian real. The Company experienced a foreign currency pre-tax gain of approximately $1.7 million during the three month period ended March 31, 2010 compared to a foreign currency pre-tax loss of approximately $79,000 in the same period of 2009. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into a loan that requires the Company to pay interest at a floating rate. The floating-rate obligation exposes the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the March 31, 2010 balance of approximately $656,000 related to this floating rate obligation, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $6,500 or $1,625 per quarter.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 35 of the 2009 Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In March 2010, the Company settled a dispute with the State of Rio de Janeiro, Brazil regarding the state tax on the importation of goods. See Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this report, as well as “Legal Proceedings” in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the following:

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

Date: May 6, 2010