Form 10-Q
period 2010-06-30
DRIL-QUIP INC
filed 2010-08-06
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

                             (Do not check if a smaller

                             reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of August 4, 2010, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 39,822,711.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2009	June 30, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$197,792	$225,903
Trade receivables, net	130,816	137,480
Inventories, net	251,357	239,957
Deferred income taxes	24,542	22,956
Prepaids and other current assets	12,849	8,710

Total current assets	617,356	635,006
Property, plant and equipment, net	194,703	202,851
Other assets	5,187	10,000

Total assets	$817,246	$847,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,828	$28,523
Current maturities of long-term debt	723	570
Accrued income taxes	8,514	5,159
Customer prepayments	47,214	21,873
Accrued compensation	10,751	10,314
Other accrued liabilities	12,595	19,744

Total current liabilities	104,625	86,183
Long-term debt	316	70
Deferred income taxes	7,220	7,422

Total liabilities	112,161	93,675

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 39,658,524 and 39,822,336 shares issued and outstanding at December 31, 2009 and June 30, 2010	396	398
Additional paid-in capital	129,528	136,882
Retained earnings	583,287	636,982
Foreign currency translation adjustment	(8,126)	(20,080)

Total stockholders’ equity	705,085	754,182

Total liabilities and stockholders’ equity	$817,246	$847,857

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(In thousands, except per share data)
Revenues:
Products	$113,400	$122,188	$218,536	$244,021
Services	19,786	19,812	42,172	40,512

Total revenues	133,186	142,000	260,708	284,533
Cost and expenses:
Cost of sales:
Products	65,699	66,539	125,651	135,931
Services	11,708	13,010	23,773	25,433

Total cost of sales	77,407	79,549	149,424	161,364
Selling, general and administrative	12,897	16,077	27,437	29,510
Engineering and product development	6,571	7,051	12,876	13,837
Special item	—	—	—	5,901

	96,875	102,677	189,737	210,612

Operating income	36,311	39,323	70,971	73,921
Interest income	132	69	344	130
Interest expense	(29)	(11)	(77)	(38)

Income before income taxes	36,414	39,381	71,238	74,013
Income tax provision	9,707	11,383	19,860	20,318

Net income	$26,707	$27,998	$51,378	$53,695

Earnings per common share:
Basic	$0.68	$0.70	$1.32	$1.35

Diluted	$0.68	$0.70	$1.31	$1.34

Weighted average common shares outstanding:
Basic	39,026	39,819	39,024	39,774

Diluted	39,433	40,023	39,363	39,994

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2009	2010
	(In thousands)
Operating activities
Net income	$51,378	$53,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,664	10,080
Stock-based compensation expense	1,909	2,395
Gain on sale of equipment	(132)	(122)
Deferred income taxes	(2,132)	1,711
Changes in operating assets and liabilities:
Trade receivables, net	20,660	(10,653)
Inventories, net	(26,608)	4,317
Prepaids and other assets	289	(1,072)
Excess tax benefits of stock option exercises	(64)	(1,110)
Trade accounts payable and accrued expenses	(9,799)	(15,501)

Net cash provided by operating activities	44,165	43,740
Investing activities
Purchase of property, plant and equipment	(22,883)	(21,980)
Proceeds from sale of equipment	915	1,078

Net cash used in investing activities	(21,968)	(20,902)
Financing activities
Principal payments on long-term debt	(326)	(337)
Proceeds from exercise of stock options	55	4,226
Excess tax benefits of stock option exercises	64	1,110

Net cash provided by (used in) financing activities	(207)	4,999
Effect of exchange rate changes on cash activities	(1,954)	274

Increase in cash and cash equivalents	20,036	28,111
Cash and cash equivalents at beginning of period	95,952	197,792

Cash and cash equivalents at end of period	$115,988	$225,903

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2009, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2010, the results of operations for each of the three and six-month periods ended June 30, 2010 and 2009, and the cash flows for each of the six-month periods ended June 30, 2010 and 2009. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America under guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $24.2 million and $23.4 million were recorded as of December 31, 2009 and June 30, 2010, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2009 and June 30, 2010, receivables included $24.8 million and $20.4 million of unbilled receivables, respectively. During the quarter ended June 30, 2010, there were 18 projects representing approximately 22% of the Company’s total revenue and approximately 26% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 15 projects during the second quarter of 2009 which represented 15% of the Company’s total revenues and 18% of its product revenues. For the six months ended June 30, 2010, there were 18 projects which represented 19% of the Company’s total revenues and 22% of its product revenues, compared to 15 projects which represented 18% of the Company’s total revenues and 21% of its product revenues for the six months ended June 30, 2009, all of which were accounted for using percentage-of-completion accounting.

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

The following table provides comprehensive income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(In thousands)
Net income	$26,707	$27,998	$51,378	$53,695
Foreign currency translation adjustment	21,788	(2,244)	20,220	(11,954)

Comprehensive income	$48,495	$25,754	$71,598	$41,741

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

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(In thousands)
Number of common shares outstanding at end of period—basic	39,029	39,822	39,029	39,822
Effect of using weighted average common shares outstanding	(3)	(3)	(5)	(48)

Weighted average basic common shares outstanding—basic	39,026	39,819	39,024	39,774
Dilutive effect of common stock options	407	204	339	220

Weighted average diluted common shares outstanding—diluted	39,433	40,023	39,363	39,994

New Accounting Standards

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-17, Revenue Recognition—Milestone Method (Topic 605). This ASU applies to the milestone method of revenue recognition for research and development transactions. These types of arrangements include payment provisions whereby a portion of the consideration is contingent upon achieving a specific result from research and development efforts. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning or after June 15, 2010. This update had no effect on the Company’s revenue recognition policy.

In January 2010, the FASB issued “ASU” 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and thus, increase transparency in financial reporting. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of this accounting standard update did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of this standard will not have a material effect on the Company’s condensed consolidated financial statements.

3.	Stock-Based Compensation and Stock Option Awards

During the three and six months ended June 30, 2010, the Company recognized approximately $1.2 million and $2.4 million, respectively, of stock-based compensation expense compared to $912,000 and $1.9 million, respectively, for the three and six months ended June 30, 2009. Stock-based compensation expense is included in the selling, general and administrative expense line of the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three and six months ended June 30, 2010 or 2009. There were no stock options granted in the second quarter of 2010 or 2009. Refer to Note 12 of the Company’s 2009 Form 10-K for additional information regarding stock-based compensation plans.

4.	Inventories

Inventories consist of the following:

	December 31, 2009	June 30, 2010
	(In thousands)
Raw materials and supplies	$50,853	$44,709
Work in progress	74,956	56,602
Finished goods	149,749	162,085

	275,558	263,396
Less: allowance for obsolete and excess inventory	(24,201)	(23,439)

	$251,357	$239,957

5.	Geographic Areas

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(In thousands)
Revenues:
Western Hemisphere
Products	$56,869	$77,201	$110,271	$146,670
Services	8,562	9,883	18,723	20,635
Intercompany	13,954	15,021	29,691	27,617

Total	$79,385	$102,105	$158,685	$194,922

Eastern Hemisphere
Products	$38,585	$27,271	$72,764	$62,089
Services	8,935	6,959	18,543	15,133
Intercompany	923	241	1,320	1,578

Total	$48,443	$34,471	$92,627	$78,800

Asia – Pacific
Products	$17,946	$17,716	$35,501	$35,262
Services	2,289	2,970	4,906	4,744
Intercompany	1,118	129	1,117	1,752

Total	$21,353	$20,815	$41,524	$41,758

Summary
Products	$113,400	$122,188	$218,536	$244,021
Services	19,786	19,812	42,172	40,512
Intercompany	15,995	15,391	32,128	30,947
Eliminations	(15,995)	(15,391)	(32,128)	(30,947)

Total	$133,186	$142,000	$260,708	$284,533

Income (loss) before income taxes:
Western Hemisphere	$20,774	$22,774	$36,903	$33,478
Eastern Hemisphere	8,939	5,467	22,882	15,004
Asia – Pacific	6,252	6,989	12,724	17,831
Eliminations	449	4,151	(1,271)	7,700

Total	$36,414	$39,381	$71,238	$74,013

	December 31, 2009	June 30, 2010
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$158,210	$165,076
Eastern Hemisphere	27,214	23,724
Asia – Pacific	18,029	27,456
Eliminations	(3,563)	(3,405)

Total	$199,890	$212,851

Total Assets:
Western Hemisphere	$518,475	$548,432
Eastern Hemisphere	158,112	136,540
Asia – Pacific	147,644	167,877
Eliminations	(6,985)	(4,992)

Total	$817,246	$847,857

6.	Commitments and Contingencies

MPF Contract

In 2006, the Company entered into a contract in the amount of approximately $47 million with MPF Corp. Ltd. (“MPF”), pursuant to which the Company agreed to construct risers and related equipment to be installed on an offshore drill ship being constructed for MPF. In September 2008, MPF and its affiliates filed a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (Case No. 08-36084). At the time of the bankruptcy filing, the Company had recognized approximately $20 million in revenues under the contract and had received payments of approximately $16 million. In April 2010, the Company, MPF and a new third-party buyer signed an amendment to the original contract and a novation agreement, pursuant to which the third party, MPF and the Company agreed that the third party would assume the contract. The novation agreement was approved by the bankruptcy court on June 8, 2010 and became effective on July 20, 2010. Under the amended contract, the new third party is required to pay for modifications, unpaid invoices, interest and other incidental costs. As a result, the total value of the contract has increased from approximately $47 million to approximately $50 million.

Deepwater Horizon Incident

On April 22, 2010, a deepwater Gulf of Mexico drilling rig known as the Deepwater Horizon that was operated by BP Exploration & Production, Inc. (“BP”) sank after an explosion and fire that began on April 20, 2010. Crude oil flowing from the well site has spread across thousands of square miles of the Gulf of Mexico and has reached the United States Gulf Coast. Efforts to contain the flow of hydrocarbons from the well are being led by the United States government and by BP and its affiliates. In addition, there were eleven fatalities and a number of injuries as a result of the explosion and fire. The cause of the explosion, fire, and resulting oil spill is being investigated by numerous industry participants, governmental agencies, and Congressional committees.

The Company is a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s Gulf of Mexico operations, and the Company’s wellhead and certain of its other equipment were in use on the Deepwater Horizon at the time of the incident.

The Departments of Homeland Security and Interior are currently conducting a joint investigation into the cause of the incident. The U.S. Coast Guard, a component of the Department of Homeland Security, and the Bureau of Ocean Energy Management, Regulation, and Enforcement (“BOE”) (formerly known as the Minerals Management Service), a bureau of the Department of the Interior, share jurisdiction over the investigation. In addition, another investigation has been commenced by the U.S. Chemical Safety and Hazard Investigation Board, and the President of the United States has established the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling to, among other things, examine the relevant facts and circumstances concerning the causes of the incident and develop options for guarding against future oil spills associated with offshore drilling. Further, on June 1, 2010, the United States Attorney General announced that the Department of Justice was launching civil and criminal investigations into the incident to examine the actions of those involved, and that the Department of Justice was working with attorneys general of states affected by the incident. The Department of Justice announced that it is reviewing, among other traditional criminal statutes, The Clean Water Act, which carries civil penalties and fines as well as criminal penalties, The Oil Pollution Act of 1990, which can be used to hold parties liable for cleanup costs and reimbursement for government efforts, and The Migratory Bird Treaty Act of 1918 and Endangered Species Act of 1973, which provide penalties for injury and death to wildlife and bird species.

On May 28, 2010, the United States Department of the Interior issued an order imposing a six-month suspension on all offshore deepwater drilling projects in the Gulf of Mexico. A preliminary injunction was issued blocking enforcement of the deepwater drilling suspension on June 22, 2010, and the Department of the Interior issued a new suspension of deepwater drilling on July 12, 2010. The current moratorium is set to expire on or before November 30, 2010.

The Company has been designated as a party-in-interest, received requests for certain information and provided testimony in connection with the joint investigation. The Company has also received requests to preserve information from the joint investigation team, the Department of Justice and the U.S. Chemical Investigation and Hazardous Incident Board. The Company is cooperating fully with all of the ongoing governmental investigations. The Company may also receive additional invitations and/or requests for participation in hearings or investigations from other governmental bodies related to the incident.

The BOE is expected to issue new safety and environmental guidelines or regulations for drilling in the United States Gulf of Mexico, and potentially in other geographic regions, and may take other steps that could increase the costs of offshore oil and gas exploration and production, reduce the permitted area of operations and result in permitting delays. The Company cannot predict at this time the impact that this incident may have on governmental laws or governmental regulation of offshore oil and gas exploration and production activities or the level of demand for the Company’s products in future periods.

The Company has been named along with other unaffiliated defendants in six class-action lawsuits and three other lawsuits that allege pollution damage claims, personal injuries and/or business losses arising out of the Deepwater Horizon incident. These actions were filed against the Company between May 11, 2010 and July 21, 2010 in federal courts in the Eastern District of Louisiana and the Northern, Middle and Southern Districts of Florida and in state court in Mobile County, Alabama. The lawsuits generally allege, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability and/or property damages and generally seek awards of unspecified economic, compensatory and punitive damages. The Company has retained counsel and is investigating and evaluating the claims, the theories of recovery, damages asserted, and its respective defenses to all of these claims. The Company intends to vigorously defend any litigation, fines, and/or penalties relating to the Deepwater Horizon incident. Additional lawsuits may be filed against the Company. At this time, the ultimate disposition of these matters cannot be determined and therefore it is not possible to reasonably estimate the amount of loss or range of losses that might result from an adverse ruling or settlement of these legal matters. Accordingly, no liability has been accrued in conjunction with these matters.

The Company is currently investigating its rights to indemnification from BP’s affiliate and other parties for potential claims and expenses arising from the Deepwater Horizon incident under its existing contract with the affiliate of BP. The Company’s indemnification rights under the contract cover potential claims for personal injury, property damage and the control and removal of pollution or contamination, except for, among other things, claims brought by employees of the Company and claims brought by third parties to the extent the Company is at fault or as a result of a defect in the Company’s products. Under the contract, the Company has, among other things, generally agreed to indemnify BP and its affiliates for claims for personal injury of the Company’s employees or its subcontractors, for claims brought by third parties to the extent the Company is at fault, and for claims resulting from pollution or contamination as a result of a defect in the Company’s products. The contract provides that the Company’s indemnification obligation for pollution or contamination arising from a defect in its products is limited to $5 million. To the extent that BP’s other contractors performing work on the well agreed in their contracts with BP to indemnify the Company for claims of personal injury of such contractor’s employees or subcontractors as well as for claims of damages to their property, the Company has entered into a reciprocal agreement to indemnify those other contractors.

The Company has a general liability insurance program with an aggregate coverage limit of $100 million. The insurance is designed to cover claims brought against the Company by businesses and individuals with respect to property damage, injury or death and pollution. There can be no assurance that the Company’s insurance policies will cover all potential claims and expenses relating to the Deepwater Horizon incident. In addition, the Company’s insurance policies may not cover fines or penalties, as well as costs and expenses related to government-mandated clean up of pollution. Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers.

General

The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and dependency on the condition of the oil and gas industry. Additionally, products of the Company are used in potentially hazardous drilling, completion, and production applications that can cause personal injury, product liability, and environmental claims. Although exposure to such risk has not resulted in any significant problems for the Company in the past, there can be no assurance that ongoing and future developments will not adversely impact the Company.

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

Deepwater Horizon Incident

On April 22, 2010, a deepwater Gulf of Mexico drilling rig known as the Deepwater Horizon that was operated by BP Exploration & Production, Inc. (“BP”) sank after an explosion and fire that began on April 20, 2010. The Department of Interior has issued an order imposing a suspension of deepwater drilling in the U.S. Gulf of Mexico, which is currently set to expire on or before November 30, 2010. We are not currently able to quantify the extent of the impact of this incident and the related moratorium on our future revenues or earnings. Our revenues and earnings may be affected by, among other things, new or revised governmental laws or regulations relating to offshore oil and gas exploration and production activities, both in the Gulf of Mexico and in other areas in which our customers operate, and the effect of such laws or regulations on the level of demand for our products and services. For example, in July 2010, the EIA estimated that the reduction in crude oil production in the Gulf of Mexico in the fourth quarter of 2010 would be approximately 31,000 barrels per day and approximately 82,000 barrels per day in 2011 if the current moratorium remains in place. For additional information, see “Commitments and Contingencies,” Note 6 to the condensed consolidated financial statements, Part II, Item 1, “Legal Proceedings,” and Part II, Item 1(a), “Risk Factors.”

Oil and Gas Prices

The market for offshore drilling and production equipment and services in general, and the Company’s products and services in particular, are substantially dependent on the condition of the oil and gas industry and the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. Declines in oil and gas prices may adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore, which could have an adverse impact on the Company’s operations, financial position or cash flows.

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average crude oil (West Texas Intermediate Cushing) and natural gas (Henry Hub) closing prices are listed below as the average of the closing prices for the periods covered by this report:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Crude oil ($/Bbl)	$59.61	$78.05	$51.51	$78.46
Natural gas ($/Mcf)	3.83	4.45	4.27	4.87

During the second quarter of 2009, crude oil closing prices ranged between $45.82 and $72.69 per barrel, as compared to a range of $68.01 and $86.84 per barrel for the same period in 2010. During the six months ended June 30, 2009, crude oil closing prices ranged between $34.03 and $72.69 per barrel, as compared to a range of $68.01 to $86.84 per barrel for the same period in 2010. From April 22, 2010 (the date of the Deepwater Horizon incident) through June 30, 2010, West Texas Intermediate Cushing crude oil prices have averaged $76.44 per barrel.

According to the July 2010 release of the Short-Term Energy Outlook published by the EIA, West Texas Intermediate crude oil prices are projected to average $78.69 per barrel for the full year 2010 and $82.50 per barrel in 2011. At June 30, 2010 the EIA reported West Texas Intermediate crude oil at a price of $75.63 per barrel.

In its July 2010 report, the EIA projected Henry Hub natural gas prices to average $4.57 per Mcf for the full year 2010 and $5.03 per Mcf in 2011. The 2010 average price is $0.73 per Mcf higher than 2009 average, with most of the increase expected to occur in the third quarter of 2010, due to projections of increased hurricane activity in the Gulf of Mexico for the 2010 hurricane season. At June 30, 2010, OilSpiel reported Henry Hub natural gas prices at a price of $4.49 per Mcf.

In its July 2010 Oil Market Report, the International Energy Agency projected worldwide oil demand in 2010 to be 86.5 million barrels per day, compared to an estimated 84.7 million barrels per day in 2009 and expects worldwide demand to further increase in 2011 to 87.8 million barrels per day.

Rig Count

Detailed below is the average contracted rig count for the Company’s geographic regions for the three and six months ended June 30, 2009 and 2010. The rig count data includes floating rigs (semi-submersibles and drill ships) and jack-ups. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Western Hemisphere	166	183	171	179
Eastern Hemisphere	153	144	157	143
Asia – Pacific	233	237	236	235

	552	564	564	557

Source: ODS – Petrodata RigBase – June 30, 2009 and 2010

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of June 30, 2010, there were 64 rigs under contract in the U.S. Gulf of Mexico and 35 of these were actively drilling (26 jack-ups and 9 floating rigs).

The Company believes that the number of rigs (semi-submersibles, jack-ups and drill ships) under construction impacts its revenue because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog, while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of both June 2009 and 2010, there were 149 and 123 rigs, respectively, under construction and the expected delivery dates for the rigs under construction at June 30, 2010 are as follows:

Remainder of 2010	41
2011	45
2012	22
2013	2
2014	13

123

Regulation

The demand for the Company’s products and services is also affected by laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. The adoption of new laws and regulations, or changes to existing laws or regulations, that curtail exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company’s operations by limiting demand for its products. For a description of certain actions taken by the U.S. government related to the Deepwater Horizon incident, see “Commitments and Contingencies” in Note 6 to the condensed consolidated financial statements.

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Oil and gas prices fell from previously historic levels beginning in mid-2008 and continued into 2009, and began to stabilize somewhat in the latter half of 2009. In the first six months of 2010, crude oil prices generally were over $70 per barrel on a daily basis. Through July 2010, the prices for crude oil have closed over $70 per barrel each day. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. The volatility in prices appears to have impacted the land drilling activity more so than offshore drilling, particularly in deeper offshore waters, where Dril-Quip’s products are more often utilized.

Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices or other catastrophic accidents relating to drilling would also likely have a material adverse effect on the Company’s results of operations. The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a prolonged decline in commodity prices, an extended continuation of the downturn in the global economy, a continuation or extension of the moratorium in the Gulf of Mexico or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at June 30, 2010 was approximately $538 million compared to approximately $550 million at March 31, 2010 and $563 million at December 31, 2009. On July 15, 2010, the Company announced that it had been awarded a contract valued at approximately $100 million to supply drilling and production equipment for the P-61 Tension Leg Wellhead Platform (TLWP) to be installed in the Papa Terra field located in the Campos Basin offshore Brazil. The value of this contract will be included in Dril-Quip’s backlog during the third quarter of 2010. Revenues related to this project will be recognized using the percentage-of-completion method. Additionally, with the settlement of the MPF bankruptcy and the transfer of the project to a new buyer in July 2010, the Company will include the value of the remaining revised project (approximately $30 million) in its backlog for the third quarter of 2010. The original MPF contract has not been included in backlog since the second quarter of 2008. The Company can give no assurance that backlog will remain at current levels. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

Revenues.    Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For each of the six months ended June 30, 2009 and 2010, the Company derived 84% and 86%, respectively, of its revenues from the sale of its products, and 16% and 14%, respectively, of its revenues from services. Product contracts are negotiated and sold separately from service contracts. In addition, service contracts are not included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on world-wide economic conditions in the offshore oil and gas industry, and is not based on a specific relationship between the two types of contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first six months of 2010, 18 projects representing approximately 19% of the Company’s total revenues and 22% of its product revenues were accounted for using percentage-of-completion accounting, compared to 15 projects representing approximately 18% of the Company’s total revenue and 21% of its product revenue for the first six months of 2009. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the work complete are reflected in the period when such estimates are revised. Losses, if any, are recognized when they first become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The Company has substantial international operations, with approximately 62% and 58% of its revenues derived from foreign sales for the three-months ended June 30, 2009 and 2010, respectively and 65% and 57% for the six months ended June 30, 2009 and 2010, respectively. Substantially all of the Company’s domestic revenue relates to operations in the Gulf of Mexico. Domestic revenue approximated 38% and 42% of the Company’s total revenues for the three months ended June 30, 2009 and 2010, respectively, and 35% and 43% of the Company’s total revenues for the six months ended June 30, 2009 and 2010.

The following table sets forth, for the periods indicated, a breakdown of our Gulf of Mexico products and services revenues:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(In millions)
Revenues:
Products
Subsea equipment	$27.7	$22.8	$49.8	$57.7
Surface equipment	0.2	0.3	0.7	1.1
Offshore rig equipment	15.0	29.8	23.6	47.3

Total products	42.9	52.9	74.1	106.1
Services	8.1	7.4	17.1	16.9

Total Gulf of Mexico revenues	$51.0	$60.3	$91.2	$123.0

We are unable to quantify the extent of the impact that the Gulf of Mexico drilling moratorium will have on our future revenues. However, revenues associated with the Gulf of Mexico totaled $123.0 million or approximately 43% of our worldwide revenues during the first six months of 2010. We believe that the moratorium will have little or no impact on revenues related to offshore rig equipment but could have an impact on revenues related to subsea and surface equipment during the final six months of 2010. In addition, service revenues (which were $16.9 million, or approximately 6% of our total revenues during the first six months of 2010) could be substantially negatively impacted by the U.S. Gulf of Mexico drilling moratorium during the last half of this year.

In addition, the moratorium could result in delayed product and service orders in the second half of 2010 and could have a negative impact on our orders and financial results for 2011. Accordingly, we will continue to monitor the moratorium’s impact on our ongoing business operations.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Revenues:
Products	85.1%	86.0%	83.8%	85.8%
Services	14.9	14.0	16.2	14.2

Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	49.3	46.9	48.2	47.8
Services	8.8	9.1	9.1	8.9

Total cost of sales	58.1	56.0	57.3	56.7
Selling, general and administrative expenses	9.7	11.3	10.6	10.3
Engineering and product development expenses	4.9	5.0	4.9	4.9
Special item	—	—	—	2.1

Operating income	27.3	27.7	27.2	26.0
Interest income	0.1	—	0.1	—
Interest expense	—	—	—	—

Income before income taxes	27.4	27.7	27.3	26.0
Income tax provision	7.3	8.0	7.6	7.1

Net income	20.1%	19.7%	19.7%	18.9%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(In millions)
Revenues:
Products
Subsea equipment	$84.2	$79.7	$159.8	$173.9
Surface equipment	8.6	5.7	15.0	12.7
Offshore rig equipment	20.6	36.8	43.7	57.4

Total products	113.4	122.2	218.5	244.0
Services	19.8	19.8	42.2	40.5

Total revenues	$133.2	$142.0	$260.7	$284.5

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.

Revenues.    Revenues increased by $8.8 million, or approximately 6.6%, to $142.0 million in the three months ended June 30, 2010 from $133.2 million in the three months ended June 30, 2009. Product revenues accounted for the entire increase, as a result of increased revenues of $16.2 million in offshore rig equipment, partially offset by decreases of $4.5 million in subsea equipment and $2.9 in surface equipment. Product revenues increased in the Western Hemisphere by approximately $20.3 million, partially offset by decreases in product revenues in the Eastern Hemisphere and Asia-Pacific of $11.3 million and $200,000, respectively. Service revenues increased by approximately $1.3 million in the Western Hemisphere and $700,000 in Asia-Pacific, partially offset by a decrease in the Eastern Hemisphere of $2.0 million. The majority of the changes in service revenues related to a decrease in the rental of running tools offset by increases in technical advisory services and reconditioning of customer-owned Dril-Quip products.

Cost of Sales.    Cost of sales increased by $2.1 million, or approximately 2.7%, to $79.5 million for the three months ended June 30, 2010 from $77.4 million for the same period in 2009. As a percentage of revenues, cost of sales were approximately 56.0% and 58.1% for the three-month period ended June 30, 2010 and 2009, respectively. The decrease in cost of sales as a percentage of revenues resulted primarily from changes in product mix.

Selling, General and Administrative Expenses.    For the three months ended June 30, 2010, selling, general and administrative expenses increased by approximately $3.2 million, or 24.8%, to $16.1 million from $12.9 million for the same period in 2009. The increase in selling, general and administrative expenses was primarily due to the effect of foreign currency transactions and increased stock option expenses. The Company experienced approximately $1.2 million in foreign currency transaction losses in the second quarter of 2010 as compared to $1.5 million in foreign currency transaction gains in the second quarter of 2009. Stock option expense for the second quarter of 2010 totaled $1.2 million compared to $912,000 in the second quarter of 2009. Selling, general and administrative expenses as a percentage of revenues increased from 9.7% in 2009 to 11.3% in 2010.

Engineering and Product Development Expenses.    For the three months ended June 30, 2010, engineering and product development expenses increased by approximately $500,000, or 7.6%, to $7.1 million from $6.6 million in the same period of 2009. Engineering and product development expenses as a percentage of revenues increased from 4.9% in 2009 to 5.0% in 2010.

Interest Income.    Interest income for the three months ended June 30, 2010 was approximately $69,000 as compared to $132,000 for the three months ended June 30, 2009. This decrease resulted from reduced interest earned on short-term investments from lower interest rates. Due to the recent global financial crisis, the Company continues to keep the majority of its short-term investments in funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest expense.    Interest expense for the three months ended June 30, 2010 was $11,000 compared to $29,000 for the same period in 2009.

Income tax provision.    Income tax expense for the three months ended June 30, 2010 was $11.4 million on income before taxes of $39.4 million, resulting in an effective tax rate of approximately 29%. Income tax expense for the three months ended June 30, 2009 was $9.7 million on income before taxes of $36.4 million, resulting in an effective tax rate of approximately 27%. The increase in the effective income tax rate reflects the difference in income before income taxes among the Company’s three geographic areas, which have different income tax rates.

Net Income.    Net income was approximately $28.0 million for the three months ended June 30, 2010 and $26.7 million for the same period in 2009, for the reasons set forth above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009.

Revenues.    Revenues increased by $23.8 million, or approximately 9.1%, to $284.5 million in the six months ended June 30, 2010 from $260.7 million in the six months ended June 30, 2009. Product revenues increased by approximately $25.5 million for the six months ended June 30, 2010 compared to the same period in 2009 as a result of increased revenues of $14.1 million in subsea equipment and $13.7 in offshore rig equipment, partially offset by decreases in surface equipment of $2.3 million. Product revenues increased in the Western Hemisphere by $36.4 million, partially offset by decreases in the Eastern Hemisphere and Asia-Pacific of $10.7 million and $200,000, respectively. Service revenues decreased by approximately $1.7 million due to decreased service revenues in the Eastern Hemisphere of $3.4 million and Asia-Pacific of $200,000, partially offset by an increase in the Western Hemisphere of $1.9 million. The majority of the decrease in service revenues related to a decrease in the rental of running tools, partially offset by an increase in technical advisory services.

Cost of Sales.    Cost of sales increased by $12.0 million, or approximately 8.0%, to $161.4 million for the six months ended June 30, 2010 from $149.4 million for the same period in 2009. As a percentage of revenues, cost of sales were approximately 56.7% and 57.3% for the six months ended June 30, 2010 and 2009, respectively. The decrease in cost of sales as a percentage of revenues resulted primarily from changes in product mix.

Selling, General and Administrative Expenses.    For the six months ended June 30, 2010, selling, general and administrative expenses increased by approximately $2.1 million, or 7.7%, to $29.5 million from $27.4 million for the same period in 2009. The increase in selling, general and administrative expenses was primarily due to the effect of foreign currency transaction gains, and increased stock option expenses. The Company experienced approximately $1.4 million in foreign currency transaction gains in the first six months of 2009 compared to $491,000 in foreign currency transactions gains in the first six months of 2010. Stock option expense of the first six months of 2010 totaled $2.4 million compared to $1.9 million in the first six months of 2009. Selling, general and administrative expenses as a percentage of revenues decreased from 10.6% in 2009 to 10.3% in 2010.

Engineering and Product Development Expenses.    For the six months ended June 30, 2010, engineering and product development expenses increased by $900,000, or approximately 7.0%, to $13.8 million from $12.9 million for the same period in 2009. Engineering and product development expenses as a percentage of revenues was 4.9% for both 2009 and 2010.

Special Item.    Under the terms of an amnesty law enacted by the State of Rio de Janeiro, Brazil, the Company settled assessments regarding state tax on the importation of goods in March 2010 in the amount of BRL21.7 million (approximately U.S. $12.2 million as of March 2010). Of the total amount paid, BRL10.6 million (approximately U.S. $5.9 million as of March 2010) is reflected in “Special Item” on the Condensed Consolidated Statements of Income for the six months ended June 30, 2010.

Interest Income.    Interest income for the six months ended June 30, 2010 was $130,000 as compared to $344,000 for the six months ended June 30, 2009. This decrease was due to reduced interest earned on short-term investments due to lower interest rates. Due to the recent global financial crisis, the Company continues to keep the majority of its short-term investments in funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest Expense.    Interest expense for the six months ended June 30, 2010 was $38,000 compared to $77,000 for the same period in 2009.

Income tax provision.    Income tax expense for the six months ended June 30, 2010 was $20.3 million on income before taxes of $74.0 million, resulting in an effective tax rate of approximately 27%. Income tax expense for the six months ended June 30, 2009 was $19.9 million on income before taxes of $71.2 million, resulting in an effective tax rate of approximately 27%.

Net Income.    Net income was approximately $53.7 million for the six months ended June 30, 2010 and $51.4 million for the same period in 2009, for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Six months ended June 30,
	2009	2010
	(In thousands)
Operating activities	$44,165	$43,740
Investing activities	(21,968)	(20,902)
Financing activities	(207)	4,999

	21,990	27,837
Effect of exchange rate changes on cash activities	(1,954)	274

Increase in cash and cash equivalents	$20,036	$28,111

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

During the six months ended June 30, 2010, the Company generated $43.7 million of cash from operations as compared to $44.2 million for the same period in 2009. The decrease in cash generated from operating activities for the first six months of 2010 includes the March 2010 settlement of assessments between the Company and the State of Rio de Janeiro of $12.2 million. Of the total, $5.9 million is reflected as a pre-tax decrease on the Condensed Consolidated Statements of Income and $6.3 million is reflected as an increase in the total assets of the Condensed Consolidated Balance Sheet. Cash totaling approximately $24.0 million was used during the first six months of 2010 due to increases in operating assets and liabilities, compared to $15.5 million that was used during the same period in 2009. The increase in operating assets and liabilities during the first six months of 2010 primarily reflected an increase in receivables of $10.7 million and a decrease in inventory of $4.3 million. Prepaid and other assets increased by $1.1 million. The $15.5 million decrease in trade accounts payable and accrued expenses resulted largely from a reduction in customer prepayment liabilities related to long-term projects.

Capital expenditures by the Company were $22.0 million and $22.9 million in the first six months of 2010 and 2009, respectively. The capital expenditures for the first six months of 2010 were primarily $4.6 million for machinery and equipment, $12.5 million for facilities and $3.6 million for running tools and other expenditures of $1.3 million. Principal payments on long-term debt were approximately $337,000 during the six months ended June 30, 2010.

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $6 million) as of June 2010. Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 0.50% at June 30, 2010, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at June 30, 2010 was approximately U.S. $500,000. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, any significant future declines in hydrocarbon prices, catastrophic events or significant changes in regulations affecting us or our customers, could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be available and adequate to meet such requirements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting policies. During the six months ended June 30, 2010 there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and to a lesser extent, the Brazilian real. The Company experienced a foreign currency pre-tax loss of approximately $1.2 million during the three months ended June 30, 2010 and a $491,000 pre-tax gain during the six months ended June 30, 2010, compared to approximately $1.5 million and $1.4 million in pre-tax gains for the three and six months ended June 30, 2009, respectively. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered a loan that requires the Company to pay interest at a floating rate. The floating-rate obligation exposes the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the June 30, 2010 balance of approximately $500,000 related to this floating rate obligation, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $5,000 or $1,250 per quarter.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 35 of the 2009 Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Effective July 20, 2010, the bankruptcy court approved the novation agreement between the Company, MPF and a new third-party buyer. The agreement amended and transferred the contract between the Company and MPF to the new buyer who will assume the remaining obligations under the amended contract. In addition, the Company is currently involved in nine lawsuits filed as a result of the Deepwater Horizon incident in the Gulf of Mexico. For a description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 6 to the condensed consolidated financial statements.

The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position.

Item 1A.	Risk Factors.

Other than with respect to the risk factors as set forth below, there have been no material changes from the risk factors disclosed in the Company’s Annual Report of Form 10K for the year ended December 31, 2009.

Certain matters relating to the Deepwater Horizon explosion, subsequent oil spill and resulting moratorium on deepwater drilling offshore in the Gulf of Mexico may negatively impact our business located in the Gulf of Mexico and potential other worldwide locations.

On April 22, 2010, a deepwater Gulf of Mexico drilling rig known as the Deepwater Horizon sank after an explosion and fire that began on April 20, 2010. Due to this inability to stop the escaping crude oil for a substantial period of time, a moratorium was placed on offshore deepwater drilling in the Gulf of Mexico which is currently expected to be in place through November 2010. Our revenues, and particularly our revenues derived from technical advisory services and rental of running tools, may be significantly negatively affected by this moratorium.

We do not yet know the extent this incident may cause the United States or other countries to restrict or further regulate offshore drilling. This event and its aftermath have resulted in proposed legislation and regulation in the United States that could result in additional regulations of the offshore oil and gas exploration and production industry, which may further result in substantial increases in cost or further delays in drilling in the Gulf of Mexico. The Department of the Interior has issued directives calling for additional safety and performance standards as well as rigorous monitoring and testing requirements. Any additional regulations could increase our costs as well as that of our customers, which could cause some projects to become non-economical, and as a result, reduce demand for our products and services.

We have been named along with other unaffiliated defendants in multiple lawsuits that allege pollution damage claims, personal injuries and/or business losses arising out of the Deepwater Horizon incident. The lawsuits generally allege, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability and/or property damages and generally seek awards of unspecified economic, compensatory and punitive damages. Additional lawsuits may be filed in the future. A negative outcome with respect to any of these lawsuits, or any lawsuits that may arise in the future, could have a material negative impact on our results of operations.

In addition the incident may lead to further tightening of the availability of insurance coverage. We may not be able to obtain adequate insurance at a reasonable price, thereby making certain projects unfeasible from an economic standpoint. If liability limits are increased or the insurance market becomes more restricted, this may increase the risks and costs of conducting offshore exploration and development activities, which could materially impact our results of operations.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Dril-Quip, Inc. (the “Company” or “Dril-Quip”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “future,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

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

•

uncertainties regarding future oil and gas exploration and production activities in the Gulf of Mexico and elsewhere, including activities impacted by the current moratorium affecting the U.S. Gulf of Mexico;

•

operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	control by certain stockholders;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed price contracts;

•	the worldwide financial crisis;

•	access to capital markets;

•	negative outcomes of litigation, threatened litigation or government proceedings; and

•	war and terrorist acts.

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

Item 6.

The following exhibits are filed herewith:

Exhibit No.	Description

*3.1	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	Amended and Restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated December 21, 2007.)

*4.1	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447).

*4.2	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447).

*4.3	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	Section 1350 Certification of Larry E. Reimert.

32.2	Section 1350 Certification of J. Mike Walker.

32.3	Section 1350 Certification of Jerry M. Brooks.

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/S/ JERRY M. BROOKS
Jerry M. Brooks, Vice-President—Finance and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Date: August 5, 2010