Form 10-Q/A
period 2010-06-30
DRIL-QUIP INC
filed 2010-08-09
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of August 4, 2010, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 39,822,711.

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 6, 2010, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Condensed Consolidated Statements of Income, (ii) the unaudited Condensed Consolidated Balance Sheets, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the notes to the unaudited condensed consolidated financial statements, tagged as blocks of text.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6.

The following exhibits are filed herewith:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

3.3	Amended and Restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated December 21, 2007.)

4.1	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447).

4.2	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447).

4.3	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

*31.3	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

**32.1	Section 1350 Certification of Larry E. Reimert.

**32.2	Section 1350 Certification of J. Mike Walker.

**32.3	Section 1350 Certification of Jerry M. Brooks.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Schema Document

***101.CAL	XBRL Calculation Linkbase Document

***101.LAB	XBRL Label Linkbase Document

***101.PRE	XBRL Presentation Linkbase Document

*	Filed with our Form 10-Q as filed on August 6, 2010
**	Furnished with our Form 10-Q as filed on August 6, 2010
***	Furnished with this Form 10-Q/A

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/S/ JERRY M. BROOKS
Jerry M. Brooks, Vice-President—Finance and Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Signatory)

Date: August 9, 2010