Form 10-Q
period 2010-09-30
DRIL-QUIP INC
filed 2010-11-04
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

                                   (Do not check if a smaller

                                   reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

As of October 29, 2010, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 39,858,139.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$257,974	$197,792
Trade receivables, net	131,144	130,816
Inventories, net	250,277	251,357
Deferred income taxes	24,121	24,542
Prepaids and other current assets	10,596	12,849

Total current assets	674,112	617,356
Property, plant and equipment, net	227,429	194,703
Other assets	10,263	5,187

Total assets	$911,804	$817,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,231	$24,828
Current maturities of long-term debt	431	723
Accrued income taxes	7,598	8,514
Customer prepayments	42,687	47,214
Accrued compensation	13,613	10,751
Other accrued liabilities	17,121	12,595

Total current liabilities	106,681	104,625
Long-term debt, net of current maturities	68	316
Deferred income taxes	7,614	7,220

Total liabilities	114,363	112,161

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 39,852,639 and 39,658,524 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	399	396
Additional paid-in capital	139,862	129,528
Retained earnings	664,639	583,287
Foreign currency translation adjustment	(7,459)	(8,126)

Total stockholders’ equity	797,441	705,085

Total liabilities and stockholders’ equity	$911,804	$817,246

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenues:
Products	$120,526	$117,508	$364,547	$336,044
Services	19,597	20,649	60,109	62,821

Total revenues	140,123	138,157	424,656	398,865
Cost and expenses:
Cost of sales:
Products	66,513	66,136	202,444	191,787
Services	12,908	12,124	38,341	35,897

Total cost of sales	79,421	78,260	240,785	227,684
Selling, general and administrative	15,601	13,260	45,111	40,697
Engineering and product development	7,387	6,979	21,224	19,855
Special items	—	5,224	5,901	5,224

	102,409	103,723	313,021	293,460

Operating income	37,714	34,434	111,635	105,405
Interest income	105	66	235	410
Interest expense	(15)	(20)	(53)	(97)

Income before income taxes	37,804	34,480	111,817	105,718
Income tax provision	10,147	9,396	30,465	29,256

Net income	$27,657	$25,084	$81,352	$76,462

Earnings per common share:
Basic	$0.69	$0.64	$2.04	$1.96

Diluted	$0.69	$0.63	$2.03	$1.94

Weighted average common shares outstanding:
Basic	39,830	39,113	39,793	39,054

Diluted	40,035	39,565	40,008	39,440

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2010	2009
	(In thousands)
Operating activities
Net income	$81,352	$76,462
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,286	13,345
Stock-based compensation expense	3,611	2,916
Gain on sale of equipment	(214)	(121)
Deferred income taxes	804	(2,297)
Special item—non-cash	—	1,272
Changes in operating assets and liabilities:
Trade receivables, net	(513)	8,494
Inventories, net	1,012	(28,638)
Prepaids and other assets	(2,613)	2,569
Excess tax benefits of stock option exercises	(1,112)	(4,965)
Trade accounts payable and accrued expenses	3,405	7,121

Net cash provided by operating activities	101,018	76,158
Investing activities
Purchase of property, plant and equipment	(48,585)	(38,113)
Proceeds from sale of equipment	1,229	225

Net cash used in investing activities	(47,356)	(37,888)
Financing activities
Principal payments on long-term debt	(510)	(506)
Proceeds from exercise of stock options	5,854	3,866
Excess tax benefits of stock option exercises	1,112	4,965

Net cash provided by financing activities	6,456	8,325
Effect of exchange rate changes on cash activities	64	(3,529)

Increase in cash and cash equivalents	60,182	43,066
Cash and cash equivalents at beginning of period	197,792	95,952

Cash and cash equivalents at end of period	$257,974	$139,018

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2009, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2010, the results of operations for each of the three and nine-month periods ended September 30, 2010 and 2009, and the cash flows for each of the nine-month periods ended September 30, 2010 and 2009. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America under guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Inventories

Inventory costs are determined principally by using the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory balances have been reduced by a reserve for excess and obsolete inventories. Inventory reserves at September 30, 2010 and December 31, 2009 were $25.0 million and $24.2 million, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At September 30, 2010 and December 31, 2009, receivables included $32.1 million and $24.8 million of unbilled receivables, respectively. During the quarter ended September 30, 2010, there were 14 projects representing approximately 24% of the Company’s total revenue and approximately 28% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 16 projects during the third quarter of 2009 which represented 9% of the Company’s total revenues and 11% of its product revenues. For the nine months ended September 30, 2010, there were 18 projects which represented 21% of the Company’s total revenues and 24% of its product revenues, compared to 16 projects which represented 15% of the Company’s total revenues and 18% of its product revenues for the nine months ended September 30, 2009, all of which were accounted for using percentage-of-completion accounting.

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

The following table provides comprehensive income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$27,657	$25,084	$81,352	$76,462
Foreign currency translation adjustment	12,621	(975)	667	19,245

Comprehensive income	$40,278	$24,109	$82,019	$95,707

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Number of common shares outstanding at end of period—basic	39,853	39,440	39,853	39,440
Effect of using weighted average common shares outstanding	(23)	(327)	(60)	(386)

Weighted average basic common shares outstanding—basic	39,830	39,113	39,793	39,054
Dilutive effect of common stock options	205	452	215	386

Weighted average diluted common shares outstanding—diluted	40,035	39,565	40,008	39,440

New Accounting Standards

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-17, Revenue Recognition—Milestone Method (Topic 605). This ASU applies to the milestone method of revenue recognition for research and development transactions. These types of arrangements include payment provisions whereby a portion of the consideration is contingent upon achieving a specific result from research and development efforts. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard update is not expected to have a material impact on the Company’s condensed consolidated financial statements or the Company’s revenue recognition policy.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and thus, increase transparency in financial reporting. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of this accounting standard update did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (Topic 605), (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered in fiscal years beginning on or after June 15, 2010. The adoption of this accounting standard update is not expected to have a material impact on the Company’s condensed consolidated financial statements.

3.	Stock-Based Compensation and Stock Option Awards

During the three and nine months ended September 30, 2010, the Company recognized approximately $1.2 million and $3.6 million, respectively, of stock-based compensation expense compared to $1.0 million and $2.9 million, respectively, for the three and nine months ended September 30, 2009. Stock-based compensation expense for the quarter ended September 30, 2009 excludes $1.3 million for the accelerated vesting of options due to the costs associated with the death of one of the Company’s Co-Chief Executive Officers. The additional expense was included in the line entitled “Special items” in the Condensed Consolidated Statements of Income. Stock-based compensation expense is included in the selling, general and administrative expense line of the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three and nine months ended September 30, 2010 or 2009. There were no stock options granted in the third quarter of 2010 or 2009. Refer to Note 12 of the Company’s 2009 Form 10-K for additional information regarding stock-based compensation plans.

4.	Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Raw materials and supplies	$49,253	$50,853
Work in progress	51,795	74,956
Finished goods	174,219	149,749

	275,267	275,558
Less: allowance for obsolete and excess inventory	(24,990)	(24,201)

Total	$250,277	$251,357

5.	Geographic Areas

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Western Hemisphere
Products	$71,523	$55,754	$218,193	$166,025
Services	8,830	10,152	29,465	28,876
Intercompany	13,245	17,079	40,862	46,770

Total	$93,598	$82,985	$288,520	$241,671

Eastern Hemisphere
Products	$28,258	$41,734	$90,347	$114,498
Services	7,751	7,917	22,884	26,459
Intercompany	571	36	2,149	1,356

Total	$36,580	$49,687	$115,380	$142,313

Asia – Pacific
Products	$20,745	$20,020	$56,007	$55,521
Services	3,016	2,580	7,760	7,486
Intercompany	576	1,053	2,328	2,170

Total	$24,337	$23,653	$66,095	$65,177

Summary
Products	$120,526	$117,508	$364,547	$336,044
Services	19,597	20,649	60,109	62,821
Intercompany	14,392	18,168	45,339	50,296
Eliminations	(14,392)	(18,168)	(45,339)	(50,296)

Total	$140,123	$138,157	$424,656	$398,865

Income (loss) before income taxes:
Western Hemisphere	$24,840	$11,154	$58,318	$48,057
Eastern Hemisphere	5,081	11,473	20,085	34,355
Asia – Pacific	8,027	10,876	25,858	23,600
Eliminations	(144)	977	7,556	(294)

Total	$37,804	$34,480	$111,817	$105,718

	September 30, 2010	December 31, 2009
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$169,499	$158,210
Eastern Hemisphere	38,276	27,214
Asia – Pacific	33,322	18,029
Eliminations	(3,405)	(3,563)

Total	$237,692	$199,890

Total Assets:
Western Hemisphere	$594,940	$518,475
Eastern Hemisphere	159,220	158,112
Asia – Pacific	175,992	147,644
Eliminations	(18,348)	(6,985)

Total	$911,804	$817,246

6.	Commitments and Contingencies

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

Deepwater Horizon Incident

On April 22, 2010, a deepwater Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP Exploration & Production, Inc. (“BP”), sank after an explosion and fire that began on April 20, 2010. The Company is a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s Gulf of Mexico operations, and the Company’s wellhead and certain of its other equipment were in use on the Deepwater Horizon at the time of the incident. Due to the inability to stop the escaping crude oil for a substantial period of time, a moratorium was placed on offshore deepwater drilling on May 28, 2010 in the U.S. Gulf of Mexico which was scheduled to be in place through November 2010. The moratorium was lifted on October 12, 2010. During the pendency of the moratorium, the Bureau of Ocean Energy Management, Regulation and Enforcement of the U.S. Department of the Interior (the “BOEM”) issued various new regulations intended to improve offshore safety systems and environmental protection. The Company believes these new regulations, which increase the complexity of the drilling permit process, will result in delays for the receipt of drilling permits relative to past experience. The Company is currently unable to quantify the extent of the impact that the Gulf of Mexico drilling moratorium and subsequent delay in the issuance of permits will have on its future revenues.

Revenues associated with the Gulf of Mexico totaled approximately 42% of our worldwide revenues during the first nine months of 2010. Although the Company believes that the moratorium and permitting delays will have little or no impact on revenues related to sales of its offshore rig equipment in the final quarter of 2010, the moratorium and permitting delays could have an impact on revenues related to sales of subsea and surface equipment during the final quarter of 2010. The Company believes that service revenues (which were approximately 5% of our total revenues during the first nine months of 2010) could be substantially negatively impacted by the U.S. Gulf of Mexico drilling moratorium and permitting delays during the last quarter of 2010. Additionally, the moratorium and permitting delays could result in delayed product and service orders in the last quarter of 2010 and could have an adverse impact on orders and financial results for 2011.

The Company does not yet know the extent to which this incident may cause the United States or other countries to restrict or further regulate offshore drilling. In addition to the newly issued BOEM regulations, the Company believes the U.S. government is likely to issue additional safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, which may result in substantial increases in cost or further delays in drilling in the U.S. Gulf of Mexico. Any increases to the costs of the Company’s customers could cause some projects to become non-economical, and as a result, reduce demand for the Company’s products and services.

Investigations into the incident are being conducted by the Departments of Homeland Security, Interior and Justice, the U.S. Chemical Safety and Hazard Investigation Board and the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling. While the focus of some of these investigations is to develop options for guarding against future oil spills associated with offshore drilling, the Department of Justice has announced that it is reviewing, among other criminal statutes, The Clean Water Act, which carries civil penalties and fines as well as criminal penalties, The Oil Pollution Act of 1990, which can be used to hold parties liable for cleanup costs and reimbursement for government efforts, and The Migratory Bird Treaty Act of 1918 and Endangered Species Act of 1973, which provide penalties for injury and death to wildlife and bird species. The Company has been designated as a party-in-interest, received requests for certain information and provided testimony in connection with the joint investigation being conducted by the Departments of Homeland Security and Interior. The Company has also received requests to preserve information from the joint investigation team, the Department of Justice and the U.S. Chemical Investigation and Hazardous Incident Board.

The Company has been named, along with other unaffiliated defendants, in eight class action and seven other lawsuits that allege pollution damage claims, personal injuries and/or business losses arising out of the Deepwater Horizon incident. These actions were filed against the Company between April 28, 2010 and September 24, 2010. As of November 1, 2010, 12 of the lawsuits have been consolidated and are pending in the federal court in the Eastern District of Louisiana. The remaining three cases are pending in federal court in the Southern District of Alabama, the Southern District of Texas and the Northern District of Florida, respectively. On October 28, 2010, a conditional transfer order was signed for these cases to begin the process of transferring them to the Eastern District of Louisiana. The lawsuits generally allege, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability and/or property damages and generally seek awards of unspecified economic, compensatory and punitive damages. The Company intends to vigorously defend any litigation, fine and/or penalties relating to the Deepwater Horizon incident. Accordingly, no liability has been accrued in conjunction with these matters.

Additional lawsuits may be filed and additional investigations may be launched in the future. An adverse outcome with respect to any of these lawsuits or investigations, or any lawsuits or investigations that may arise in the future, could have a material adverse effect on the Company’s results of operations.

At the time of the Deepwater Horizon incident, the Company had a general liability insurance program with an aggregate coverage limit of $100 million for claims with respect to property damage, injury or death and pollution. Effective October 1, 2010, the Company increased its general liability coverage to $200 million. The insurance policies may not cover all potential claims and expenses relating to the Deepwater Horizon incident. In addition, the Company’s policies may not cover fines, penalties or costs and expenses related to government-mandated clean up of pollution. The incident may also lead to further tightening of the availability of insurance coverage. The Company may not be able to obtain adequate insurance at a reasonable price, thereby making certain projects unfeasible from an economic standpoint. If liability limits are increased or the insurance market becomes more restricted, the risks and costs of conducting offshore exploration and development activities may increase, which could materially impact our results of operations.

The Company is currently investigating its rights to indemnification from BP’s affiliate and other parties for potential claims and expenses arising from the Deepwater Horizon incident under the Company’s existing contract with the affiliate of BP. The Company’s indemnity rights under the contract cover potential claims for personal injury, property damage and the control and removal of pollution or contamination, except for, among other things, claims brought by employees of the Company and claims brought by third parties to the extent the Company is at fault or as a result of a defect in the Company’s products. Under the contract, the Company has generally agreed to indemnify BP and its affiliates for claims for personal injury of the Company’s employees or subcontractors, for claims brought by third parties to the extent the Company is at fault, and for claims resulting from pollution or contamination as a result of a defect in the Company’s products. The Company’s indemnification obligation for pollution or contamination arising from a defect in the Company’s products is limited to $5 million under the contract. To the extent that BP’s other contractors performing work on the well agreed in their contracts with BP to indemnify the Company for claims of personal injury of such contractor’s employees or subcontractors as well as for claims of damages to their property, the Company has entered into a reciprocal agreement to indemnify those other contractors.

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

Deepwater Horizon Incident

On April 22, 2010, a deepwater Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP, sank after an explosion and fire that began on April 20, 2010. The Department of Interior issued an order imposing a moratorium on deepwater drilling in the U.S. Gulf of Mexico, that was lifted on October 12, 2010. Despite the fact that the moratorium has been lifted, the Company is not currently able to quantify the extent of the impact of this incident and the related moratorium on its future revenues or earnings. The Company’s revenues and earnings may be affected by, among other things, new or revised governmental laws or regulations relating to offshore oil and gas exploration and production activities, both in the U.S. Gulf of Mexico and in other areas in which the Company’s customers operate, and the effect of such laws or regulations on the level of demand for the Company’s products and services. For additional information, see “Commitments and Contingencies,” Note 6, to the condensed consolidated financial statements and Part II, Item 1, “Legal Proceedings.”

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average crude oil (West Texas Intermediate Cushing) and natural gas (Henry Hub) closing prices are listed below for the periods covered by this report:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Crude Oil ($/Bbl)	$76.06	$68.14	$77.54	$57.59
Natural gas ($/Mcf)	4.41	3.26	4.72	3.93

For the quarter ended September 30, 2010, West Texas Intermediate crude oil prices ranged between $71.24 per barrel and $82.52 per barrel with an average quarterly price of $76.06. During the quarter ended September 30, 2009, West Texas Intermediate crude oil prices ranged between $59.52 per barrel and $73.82 per barrel with an average quarterly price of $68.14. During the nine months ended September 30, 2010, West Texas Intermediate crude oil process ranged between $64.78 per barrel and $86.54 per barrel with an average price of $77.54 per barrel, as compared to a range of $33.98 per barrel to $73.82 per barrel with an average price of $57.59 per barrel for the same period in 2009.

According to the October 2010 release of the Short-Term Energy Outlook published by the EIA, West Texas Intermediate crude oil prices are projected to average $77.97 per barrel in 2010 and $83.00 per barrel in 2011. At September 30, 2010, the EIA reported West Texas Intermediate crude oil at a price of $79.95 per barrel.

In its October 2010 report, the EIA revised its projection for Henry Hub natural gas prices to average $4.61 per Mcf in 2010 and $4.72 per Mcf in 2011 from its July 2010 projections of $4.84 per Mcf in 2010 and $5.33 per Mcf in 2011. At September 30, 2010, industry publication OilSpiel reported Henry Hub natural gas prices at a price of $3.99 per Mcf.

In its October 2010 Oil Market Report, the International Energy Agency projected worldwide oil demand in 2010 to be 86.9 million barrels per day and to increase to 88.2 million barrels per day in 2011.

Rig Count

Detailed below is the average contracted rig count for our geographic regions for the three and nine months ended September 30, 2010 and 2009. The rig count data includes floating rigs (semi-submersibles and drill ships) and jack-ups. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Western Hemisphere	174	156	177	166
Eastern Hemisphere	146	143	144	152
Asia – Pacific	240	227	236	233

	560	526	557	551

Source: ODS – Petrodata RigBase – September 30, 2010 and 2009

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of September 30, 2010, there were 57 rigs under contract (30 jack-ups and 27 floating rigs) in the U.S. Gulf of Mexico, 34 of which were actively drilling.

The Company believes that the number of rigs (semi-submersibles, jack-ups and drill ships) under construction impacts its revenue because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog, while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of September 2010 and 2009, there were 112 and 149 rigs, respectively, under construction. The expected delivery dates for the rigs under construction at September 30, 2010 are as follows:

Remainder of 2010	25
2011	49
2012	23
2013	3
2014	12

112

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

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Oil and gas prices fell from previously historic levels beginning in mid-2008 and continued into 2009, and began to stabilize somewhat in the latter half of 2009. In the first nine months of 2010, crude oil prices generally were over $70 per barrel on a daily basis. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. The volatility in prices appears to have impacted land drilling activity more so than offshore drilling, particularly in deeper offshore waters, where Dril-Quip’s products are more often utilized.

Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices or other catastrophic accidents relating to drilling would also likely have a material adverse effect on the Company’s results of operations. The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a prolonged decline in commodity prices, restrictions on and delays in the resumption of drilling in the U.S. Gulf of Mexico, an extended continuation of the downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at September 30, 2010 was approximately $625 million compared to approximately $538 million at June 30, 2010 and $563 million at December 31, 2009. The Company can give no assurance that its backlog will remain at current levels. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

Revenues.    Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for the installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For each of the nine months ended September 30, 2010 and 2009, the Company derived 86% and 84%, respectively, of its revenues from the sale of its products and 14% and 16%, respectively, of its revenues from services. Product contracts are negotiated and sold separately from service contracts. In addition, service contracts are not included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on world-wide economic conditions in the offshore oil and gas industry, and is not based on a specific relationship between the two types of contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first nine months of 2010, 18 projects representing approximately 21% of the Company’s total revenue and approximately 24% of its product revenues were accounted for using percentage-of-completion accounting, compared to 16 projects representing approximately 15% of the Company’s total revenue and 18% of its product revenue for the first nine months of 2009. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the work complete are reflected in the period when such estimates are revised. Losses, if any, are recognized when they first become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The Company has substantial international operations, with approximately 61% and 66% of its revenues derived from foreign sales for each of the three months ended September 30, 2010 and 2009, respectively, and 58% and 66% for the nine months ended September 30, 2010 and 2009, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 39% and 34% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively, and 42% and 34% of the Company’s total revenues for the nine months ended September 30, 2010 and 2009.

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In millions)
Revenues:
Products
Subsea equipment	$26.2	$31.6	$87.3	$82.9
Surface equipment	0.9	0.5	2.0	1.2
Offshore rig equipment	21.7	6.1	65.6	28.2

Total products	48.8	38.2	154.9	112.3
Services	5.5	8.1	22.4	25.2

Total Gulf of Mexico revenues	$54.3	$46.3	$177.3	$137.5

At this time, the Company is unable to quantify the extent of the impact that the U.S. Gulf of Mexico drilling moratorium and permitting delays will have on its future revenues. However, revenues associated with the U.S. Gulf of Mexico totaled $177.3 million, or approximately 42% of the Company’s worldwide revenues during the nine months ended September 30, 2010. The Company believes that the effects of the moratorium and permitting delays will have little or no impact on revenues related to offshore rig equipment but could have an impact on revenues related to subsea and surface equipment during the final quarter of 2010. In addition, service revenues (which were $22.4 million, or approximately 5% of the Company’s total revenues during the nine months ended September 30, 2010) could be substantially negatively impacted by the U.S. Gulf of Mexico drilling moratorium and permitting delays during the last quarter of this year.

In addition, the moratorium and permitting delays could result in delayed product and service orders in the last quarter of 2010 and could have a negative impact on the Company’s orders and financial results for 2011. Accordingly, the Company will continue to monitor the effects of the moratorium and permitting delays on its ongoing business operations.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of income data expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Products	86.0%	85.1%	85.8%	84.3%
Services	14.0	14.9	14.2	15.7

Total revenues:	100.0	100.0	100.0	100.0
Cost of sales:
Products	47.5	47.9	47.7	48.1
Services	9.2	8.7	9.0	9.0

Total cost of sales:	56.7	56.6	56.7	57.1
Selling, general and administrative expenses	11.2	9.5	10.6	10.2
Engineering and product development expenses	5.3	5.1	5.0	5.0
Special item	—	3.8	1.4	1.3

Operating income	26.8	25.0	26.3	26.4
Interest income	0.1	—	0.1	0.1
Interest expense	—	—	—	—

Income before income taxes	26.9	25.0	26.4	26.5
Income tax provision	7.2	6.8	7.2	7.3

Net income	19.7%	18.2%	19.2%	19.2%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In millions)
Revenues:
Products
Subsea equipment	$92.2	$99.2	$269.6	$260.4
Surface equipment	6.4	9.2	19.1	24.2
Offshore rig equipment	21.9	9.1	75.8	51.4

Total products	120.5	117.5	364.5	336.0
Services	19.6	20.7	60.1	62.9

Total revenues	$140.1	$138.2	$424.6	$398.9

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009.

Revenues.    Revenues increased by $1.9 million, or approximately 1.4%, to $140.1 million in the three months ended September 30, 2010 from $138.2 million in the three months ended September 30, 2009. Product revenues increased by approximately $3.0 million for the three months ended September 30, 2010 compared to the same period in 2009 as a result of increased revenues of $12.8 million in offshore rig equipment, partially offset by a $7.0 million decrease in subsea equipment and a $2.8 million decrease in surface equipment. The increase in offshore rig equipment was primarily due to increases in revenues from long-term projects. Revenues from long-term projects as a percentage of product revenues increased from 11% for the third quarter of 2009 to

24% for the same period in 2010. Product revenues increased in the Western Hemisphere by $15.7 million and in Asia Pacific by $700,000, partially offset by a decrease in product revenues in the Eastern Hemisphere of $13.4 million. Service revenues decreased by approximately $1.1 million from reduced service revenues in the Western Hemisphere of $1.4 million, substantially due to the negative impact of the U.S. Gulf of Mexico drilling moratorium, and the Eastern Hemisphere of $100,000, partially offset by an increase in Asia-Pacific of $400,000. The majority of changes in service revenues related to a decrease in the rental of running tools, partially offset by a small increase in reconditioning services.

Cost of Sales.    Cost of sales increased by $1.1 million, or approximately 1.4%, to $79.4 million for the three months ended September 30, 2010 from $78.3 million for the same period in 2009. As a percentage of revenues, cost of sales were approximately 56.7% and 56.6% for the three-month periods ended September 30, 2010 and 2009, respectively.

Selling, General and Administrative Expenses.    For the three months ended September 30, 2010, selling, general and administrative expenses increased by approximately $2.3 million, or 17.3%, to $15.6 million from $13.3 million for the same period in 2009. The increase in selling, general and administrative expenses was primarily due to the effect of foreign currency transactions and increased stock option expenses. The Company experienced approximately $194,000 in foreign currency transaction losses in the third quarter of 2010 as compared to $2.1 million in foreign currency transaction gains in the third quarter of 2009. Stock option expense for the third quarter of 2010 totaled $1.2 million compared to $1.0 million in the third quarter of 2009. Selling, general and administrative expenses as a percentage of revenues increased from 9.5% in 2009 to 11.2% in 2010.

Engineering and Product Development Expenses.    For the three months ended September 30, 2010, engineering and product development expenses increased by approximately $400,000, or 5.7%, to $7.4 million from $7.0 million in the same period of 2009. Engineering and product development expenses as a percentage of revenues increased from 5.1% in 2009 to 5.3% in 2010.

Interest Income.    Interest income for the three months ended September 30, 2010 was approximately $105,000 as compared to $66,000 for the three-month period ended September 30, 2009. This increase resulted from an increased balance in short-term investments. Due to the global financial crisis, the Company continues to keep the majority of its short-term investments in funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest expense.    Interest expense for the three months ended September 30, 2010 was $15,000 compared to approximately $20,000 for the same period in 2009.

Income tax provision.    Income tax expense for the three months ended September 30, 2010 was $10.1 million on income before taxes of $37.8 million, resulting in an effective income tax rate of approximately 27%. Income tax expense for the three months ended September 30, 2009 was $9.4 million on income before taxes of $34.5 million, resulting in an effective tax rate of approximately 27%.

Net Income.    Net income was approximately $27.7 million for the three months ended September 30, 2010 and $25.1 million for the same period in 2009, for the reasons set forth above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009.

Revenues.    Revenues increased by $25.7 million, or approximately 6.5%, to $424.6 million in the nine months ended September 30, 2010 from $398.9 million in the nine months ended September 30, 2009. Product revenues increased by approximately $28.5 million for the nine months ended September 30, 2010 compared to the same period in 2009 as a result of increased revenues of $24.4 million in offshore rig equipment and $9.2 million in subsea equipment, partially offset by a decrease in surface equipment of $5.1 million. The increase in offshore rig equipment was primarily due to increases in the number of long-term projects. During the first nine months of 2009, the Company recognized revenues related to 16 projects, compared to 18 projects during the same period of 2010. The majority of these projects related to offshore rig equipment. In the first nine months of 2009, projects accounted for using the percentage-of-completion method represented 15% of the Company’s total revenues compared to 21% of total revenues for the same period in 2010. Product revenues increased in the Western Hemisphere by $52.2 million and in Asia-Pacific by $500,000, partially offset by a decrease in the Eastern Hemisphere of $24.2 million. Service revenues decreased by approximately $2.8 million from decreased service revenues in the Eastern Hemisphere of $3.6 million, partially offset by increases in the Western Hemisphere of $600,000 and Asia-Pacific of $200,000. The majority of the decrease in service revenues related to a decrease in the rental of running tools, partially offset by a small increase in reconditioning services.

Cost of Sales.    Cost of sales increased by $13.1 million, or approximately 5.8%, to $240.8 million for the nine months ended September 30, 2010 from $227.7 million for the same period in 2009. As a percentage of revenues, cost of sales were approximately 56.7% and 57.1% for the nine-month periods ending September 30, 2010 and 2009, respectively. The decrease in cost of sales as a percentage of revenues resulted primarily from changes in product mix.

Selling, General and Administrative Expenses.    For the nine months ended September 30, 2010, selling, general and administrative expenses increased by approximately $4.4 million, or 10.8%, to $45.1 million from $40.7 million for the same period in 2009. The increase in selling, general and administrative expenses was primarily due to the effect of foreign currency transaction gains and increased stock option expense. The Company experienced approximately $3.5 million in foreign currency transaction gains in the first nine months of 2009 compared to $297,000 in foreign currency transactions gains in the first nine months of 2010. Stock option expense for the first nine months of 2010 totaled $3.6 million compared to $2.9 million in the first nine months of 2009. Selling, general and administrative expenses as a percentage of revenues increased from 10.2% in 2009 to 10.6% in 2010.

Engineering and Product Development Expenses.    For the nine months ended September 30, 2010, engineering and product development expenses increased by $1.3 million, or approximately 6.5%, to $21.2 million from $19.9 million in the same period of 2009. Engineering and product development expenses as a percentage of revenues remained constant at 5.0% in both 2009 and 2010.

Special Items.    Under the terms of an amnesty law enacted by the State of Rio de Janeiro, Brazil, the Company settled assessments regarding state tax on the importation of goods in March 2010 in the amount of BRL21.7 million (approximately U.S. $12.2 million as of March 2010). Of the total amount paid, BRL10.6 million (approximately U.S. $5.9 million as of March 2010) is reflected in “Special items” on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2010. In September 2009, Gary D. Smith, one of the Company’s Co-Chief Executive Officers, unexpectedly passed away. Under the terms of Mr. Smith’s employment contract, the Company was obligated to pay Mr. Smith’s base salary, including accrued vacation, and his annual bonus through the remaining employment period (October 27, 2012). In addition, stock options owned by Mr. Smith that were outstanding at the date of his death were immediately vested under the terms of the contract. Accordingly, the Company recognized a pre-tax expense of $5,224,000 during the third quarter of 2009. The contractual obligation, including related payroll taxes, totaled $4,386,000, of which $434,000 had been previously accrued. The acceleration of the vesting increased non-cash expenses by $1,272,000.

Interest Income.    Interest income for the nine months ended September 30, 2010 was $235,000 as compared to $410,000 for the nine months ended September 30, 2009. This decrease was primarily due to lower interest rates on short-term investments. Due to the global financial crisis, the Company continues to keep the majority of its short-term investments in funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest Expense.    Interest expense for the nine months ended September 30, 2010 was $53,000 compared to $97,000 for the same period in 2009.

Income tax provision.    Income tax expense for the nine months ended September 30, 2010 was $30.5 million on income before taxes of $111.8 million, resulting in an effective income tax rate of approximately 27%. Income tax expense for the nine months ended September 30, 2009 was $29.3 million on income before taxes of $105.7 million, resulting in an effective income tax rate of approximately 28%.

Net Income.    Net income was approximately $81.4 million for the nine months ended September 30, 2010 and $76.5 million for the same period in 2009, for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Nine months ended September 30,
	2010	2009
	(In thousands)
Operating activities	$101,018	$76,158
Investing activities	(47,356)	(37,888)
Financing activities	6,456	8,325

	60,118	46,595
Effect of exchange rate changes on cash activities	64	(3,529)

Increase in cash and cash equivalents	$60,182	$43,066

Statements of cash flows for entities with international operations that are local functional currency exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are noncash changes. As a result, changes reflected in certain accounts on the Condensed Consolidated Statements of Cash Flows may not reflect the changes in corresponding accounts on the Condensed Consolidated Balance Sheets.

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. Recently, the Company’s principal sources of funds have been cash flows from operations.

During the nine months ended September 30, 2010, the Company generated $101.0 million of cash from operations as compared to $76.2 million for the same period in 2009. The increase in cash generated from operating activities for the first nine months of 2010 is offset by the March 2010 settlement of assessments between the Company and the State of Rio de Janeiro of $12.2 million. Of the total settlement, $5.9 million is reflected as a pre-tax decrease on the Condensed Consolidated Statements of Income and $6.3 million is reflected as an increase in the total assets of the Condensed Consolidated Balance Sheet. Cash totaling approximately $179,000 was generated during the first nine months of 2010 due to decreases in operating assets and liabilities, compared to $15.4 million that was used during the same period in 2009. The decrease in operating assets and liabilities during the first nine months of 2010 primarily reflected a decrease in inventory of $1.0 million and an increase in trade accounts payable and accrued expenses of $3.4 million offset by an increase in prepaid and other assets of $2.6 million.

Capital expenditures by the Company were $48.6 million and $38.1 million in the first nine months of 2010 and 2009, respectively. The capital expenditures for the first nine months of 2010 were primarily $29.7 million for facilities, $7.9 million for machinery and equipment, $4.8 million for land and land improvements, $4.1 million for running tools and other expenditures of $2.1 million. Principal payments on long-term debt were approximately $510,000 during the nine months ended September 30, 2010

Dril-Quip (Europe) Limited has a credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately U.S. $6 million as of September 30, 2010). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 0.50% at September 30, 2010, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at September 30, 2010 was approximately U.S. $370,000. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, any significant future declines in hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be available and more than adequate to meet such requirements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting policies. During the nine months ended September 30, 2010, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and to a lesser extent, the Brazilian real. The Company experienced a foreign currency pre-tax loss of approximately $194,000 and a $297,000 pre-tax gain during the three and nine months ended September 30, 2010, respectively, compared to a $2.1 million and a $3.5 million pre-tax foreign currency gains for the three and nine month periods ended September 30, 2009, respectively. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has entered into a loan that requires the Company to pay interest at a floating rate. The floating-rate obligations exposes the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the September 30, 2010 balance of approximately $370,000 related to these floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $3,700 or $1,000 per quarter.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Reports on Internal Control over Financial Reporting” appears on page 35 of the 2009 Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Effective July 20, 2010, the bankruptcy court approved the novation agreement between the Company, MPF and a new third-party buyer. The agreement amended and transferred the contract between the Company and MPF to the new buyer who will assume the remaining obligations under the amended contract. In addition, the Company is currently involved in fifteen lawsuits filed as a result of the Deepwater Horizon incident in the U.S Gulf of Mexico. For a description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 6, to the condensed consolidated financial statements.

The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position.

Item 1A.	Risk Factors.

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the Company’s Quarterly report on Form 10-Q ended June 30, 2010.

Certain matters relating to the Deepwater Horizon explosion, subsequent oil spill, moratorium and related regulations on deepwater drilling offshore in the Gulf of Mexico may adversely affect our business located in the U.S. Gulf of Mexico and potential other worldwide locations.

On April 22, 2010, a deepwater Gulf of Mexico drilling rig known as the Deepwater Horizon that was operated by BP Exploration & Production, Inc. (“BP”) sank after an explosion and fire that began on April 20, 2010. The Company is a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s Gulf of Mexico operations, and the Company’s wellhead and certain of its other equipment were in use on the Deepwater Horizon at the time of the incident. Due to the inability to stop the escaping crude oil for a substantial period of time, a moratorium was placed on offshore deepwater drilling in the U.S. Gulf of Mexico that was scheduled to be in place through November 2010. The moratorium was lifted on October 12, 2010. During the pendency of the moratorium, the Bureau of Ocean Energy Management, Regulation and Enforcement of the U.S. Department of the Interior (the “BOEM”) issued various new regulations intended to improve offshore safety systems and environmental protection. The Company believes these new regulations, which increase the complexity of the drilling permit process, may result in delays for the receipt of drilling permits by the Company’s customers relative to past experience.

Although the moratorium has been lifted, we are currently unable to quantify the extent of the impact that the U.S. Gulf of Mexico drilling moratorium and permitting delays will have on our future revenues. Revenues associated with the U.S. Gulf of Mexico totaled approximately 42% of our worldwide revenues during the first nine months of 2010. Although we believe that the moratorium and permitting delays will have little or no impact on revenues related to sales of our offshore rig equipment in the final quarter of 2010, the moratorium and permitting delays could have an impact on revenues related to sales of subsea and surface equipment during the final quarter of 2010. We believe that service revenues (which were approximately 5% of our total revenues during the first nine months of 2010) could be substantially negatively impacted by the U.S. Gulf of Mexico drilling moratorium and permitting delays during the last quarter of 2010. Additionally, the moratorium and permitting delays could result in delayed product and service orders in the last quarter of 2010 and could have an adverse impact on our orders and financial results for 2011.

We do not yet know the extent to which this incident may cause the United States or other countries to restrict or further regulate offshore drilling. In addition to the newly issued BOEM regulations, we believe the

U.S. government is likely to issue additional safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, which may result in substantial increases in cost or further delays in drilling in the U.S. Gulf of Mexico. Any increases in the costs to our customers could cause some projects to become non-economical, and as a result, reduce demand for our products and services.

Investigations into the incident are being conducted by the Departments of Homeland Security, Interior and Justice, the U.S. Chemical Safety and Hazard Investigation Board and the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling. While the focus of some of these investigations is to develop options for guarding against future oil spills associated with offshore drilling, the Department of Justice has announced that it is reviewing, among other criminal statutes, The Clean Water Act, which carries civil penalties and fines as well as criminal penalties, The Oil Pollution Act of 1990, which can be used to hold parties liable for cleanup costs and reimbursement for government efforts, and The Migratory Bird Treaty Act of 1918 and Endangered Species Act of 1973, which provide penalties for injury and death to wildlife and bird species. We have been designated as a party-in-interest, received requests for certain information and provided testimony in connection with the joint investigation being conducted by the Departments of Homeland Security and Interior. We have also received requests to preserve information from the joint investigation team, the Department of Justice and the U.S. Chemical Investigation and Hazardous Incident Board.

We have been named, along with other unaffiliated defendants, in multiple lawsuits that allege pollution damage claims, personal injuries and/or business losses arising out of the Deepwater Horizon incident. The lawsuits generally allege, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability and/or property damages and generally seek awards of unspecified economic, compensatory and punitive damages.

Additional lawsuits may be filed and additional investigations may be launched in the future. An adverse outcome with respect to any of these lawsuits or investigations, or any lawsuits or investigations that may arise in the future, could have a material adverse effect on our results of operations.

At the time of the Deepwater Horizon incident, we had a general liability insurance program with an aggregate coverage limit of $100 million for claims with respect to property damage, injury or death and pollution. Effective October 1, 2010, we increased our general liability coverage to $200 million. The insurance policies may not cover all potential claims and expenses relating to the Deepwater Horizon incident. In addition, our policies may not cover fines, penalties or costs and expenses related to government-mandated clean up of pollution. The incident may also lead to further tightening of the availability of insurance coverage. We may not be able to obtain adequate insurance at a reasonable price, thereby making certain projects unfeasible from an economic standpoint. If liability limits are increased or the insurance market becomes more restricted, the risks and costs of conducting offshore exploration and development activities may increase, which could materially impact our results of operations.

We are currently investigating our rights to indemnification from BP’s affiliate and other parties for potential claims and expenses arising from the Deepwater Horizon incident under our existing contract with the affiliate of BP. Our indemnity rights under the contract cover potential claims for personal injury, property damage and the control and removal of pollution or contamination, except for, among other things, claims brought by our employees and claims brought by third parties to the extent we are at fault or as a result of a defect in our products. Under the contract, we have generally agreed to indemnify BP and its affiliates for claims for personal injury of our employees or subcontractors, for claims brought by third parties to the extent we are at fault, and for claims resulting from pollution or contamination as a result of a defect in our products. Our indemnification obligation for pollution or contamination arising from a defect in our products is limited to $5 million under the contract. To the extent that BP’s other contractors performing work on the well agreed in their contracts with BP to indemnify us for claims of personal injury of such contractor’s employees or subcontractors as well as for claims of damages to their property, we have entered into a reciprocal agreement to indemnify those other contractors.

Our business involves numerous operating hazards that may not be covered by insurance. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial conditions and results of operations.

Our products are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. In addition, certain areas where our products are used, including in and near the Gulf of Mexico, are close to high population areas and subject to hurricanes and other extreme weather conditions on a relatively frequent basis. A catastrophic occurrence at a location where our equipment and/or services are used may expose us to substantial liability for personal injury, wrongful death, product liability or commercial claims. To the extent available, we maintain insurance coverage that we believe is customary in the industry. Effective October 1, 2010, we have a general liability insurance program with an aggregate coverage limit of $200 million for claims with respect to property damage, injury or death and pollution. Our policies may not cover fines, penalties or costs and expenses related to government-mandated clean up of pollution. Our insurance does not provide coverage for all liabilities, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our results of operations, financial position and cash flows.

We attempt to further limit our liability through contractual indemnification provisions with our customers. We seek to enter into contracts for the provision of our products and services that provide for (1) the responsibility of each party to the contract for personal injuries to, or the death of, its employees and damages to its property, (2) cross-indemnification with other contractors providing products and/or services to the other party to the contract with respect to personal injury, death and property damage and (3) the responsibility of each party to the contract for claims brought by third parties for personal injury, death, property loss or damage to the extent of each party’s negligence or fault. We may not be able to successfully obtain favorable contractual provisions, and a failure to do so may increase our risks and costs, which could materially impact our results of operations. In addition, we cannot assure you that any party that is contractually obligated to indemnify us will be financially able to do so.

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

•

uncertainties regarding future oil and gas exploration and production activities in the U.S. Gulf of Mexico and elsewhere, including activities impacted by the drilling moratorium and related permitting delays;

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

Item 6.

The following exhibits are filed herewith:

*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	—	Amended and Restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated December 21, 2007).

*4.1	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447).

*4.2	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447).

*4.3	—	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Larry E. Reimert.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

31.3	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Larry E. Reimert.

32.2	—	Section 1350 Certification of J. Mike Walker.

32.3	—	Section 1350 Certification of Jerry M. Brooks.

***101.INS	—	XBRL Instance Document

***101.SCH	—	XBRL Schema Document

***101.CAL	—	XBRL Calculation Document

***101.LAB	—	XBRL Label Linkbase Document

***101.PRE	—	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
***	Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/S/ JERRY M. BROOKS
Jerry M. Brooks, Vice President—Finance, Chief Financial Officer and Secretary (Principal Accounting Officer and Duly Authorized Signatory)

Date: November 3, 2010