Form 10-K
period 2010-12-31
DRIL-QUIP INC
filed 2011-02-28
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,500,000,000 based on the closing price of such stock on such date of $44.02.

At February 23, 2011, the number of shares outstanding of registrant’s Common Stock was 40,049,497.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in this report and the following:

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	uncertainties associated with the United States and worldwide economies;

•	uncertainties regarding political tensions in the Middle East, Africa and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•

uncertainties regarding future oil and gas exploration and production activities in the U.S. Gulf of Mexico and elsewhere, including activities impacted by the 2010 drilling moratorium and related permitting delays in the U.S. Gulf of Mexico;

•

operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	control by certain stockholders;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings; and

•	war and terrorist acts.

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

The Company’s operations are organized into three geographic segments: Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as Macae, Brazil. The Company maintains additional facilities for fabrication and/or reconditioning in Norway, Denmark, China and Australia. The Company’s manufacturing operations are vertically integrated, allowing it to perform substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; Dril-Quip do Brasil LTDA (DQB), located in Macae, Brazil; and Dril-Quip Holdings Pty Ltd. (DQH), located in Perth, Australia. Dril-Quip (Nigeria) Ltd. is located in Port Harcourt, Nigeria and Dril-Quip Egypt for Petroleum Services S.A.E. is located in Alexandria, Egypt. Dril-Quip Oilfield Services (Tianjin) Co. Ltd. (DQT) is located in Tianjin, China. For additional discussion of our geographic segments, please see Note 11 of Notes to Consolidated Financial Statements.

Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2010, the Company generated approximately 61% of its revenues from foreign sales compared to 66% in 2009 and 69% in 2008.

The Company was co-founded in 1981 by Larry E. Reimert, Gary D. Smith, J. Mike Walker and an investor who is no longer affiliated with the Company. In September 2009, Mr. Smith unexpectedly passed away. In December 2010, Mr. Reimert announced he would step down from his duties as Co-Chief Executive Officer effective December 31, 2010. Mr. Reimert will act as Technical Strategic Advisor for the Company on a part-time basis. He will retain his duties as Co-Chairman of the Board of Directors along with Mr. Walker. Mr. Walker has over 30 years of experience in the oilfield equipment industry, essentially all of which has been with the Company and its major competitors. In addition, most of the Company’s key department managers have been with the Company over 10 years.

The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q (in both HTML and XBRL formats), current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such reports with, or furnishes them to, the Securities and Exchange Commission (“SEC”). The Company’s website address is www.dril-quip.com. Except to the extent explicitly stated herein, documents and information on the Company’s website are not incorporated by reference herein. Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information concerning the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports the Company has filed with the SEC.

The Company also makes available free of charge on its website (www.dril-quip.com/govern.htm) its:

•	Code of Business Conduct and Ethical Practices,

•	Corporate Governance Guidelines,

•	Nominating, Governance and Compensation Committee Charter, and

•	Audit Committee Charter.

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

Increasing oil and gas prices from 2005 through mid-2008 resulted in oil operators increasing capital spending for both exploration and development programs. As various geopolitical issues have limited the ability of oil and gas companies to invest in certain geographic areas, such as Russia and the Middle East, an increasing amount of this capital spending was in the deepwater areas. However, in mid-2008, oil and gas prices began to decline. This decline resulted in reduced capital spending by some oil and gas companies. The economic volatility continued in the first half of 2009 and began to stabilize somewhat in the latter half of that year. In 2010, oil prices began to rise and generally ranged between $70 to $80 per barrel and ended the year at $91.38 per barrel. In April 2010, the Deepwater Horizon incident resulted in a temporary drilling moratorium in the U.S. Gulf of Mexico. Although the moratorium was lifted sooner than anticipated, the stagnation of the permitting process continues to be a significant issue. According to Fuelfix.com (“Fuelfix”), a website maintained by Hearst Communications, as of mid-February 2011, the U.S. government had not approved any proposed projects that were blocked by the drilling moratorium. The Bureau of Ocean Energy Management, Regulations and Enforcement of the U.S. Department of the Interior (the “BOEM”) has indicated that the agency expects to begin granting permits before the end of the second quarter of 2011, although no assurances can be given that this will occur by then or any time thereafter. Disruptions of this nature could have a material effect on the Company’s customers regarding future capital expenditures. Except for the continued issues and concerns in the U.S. Gulf of Mexico, the Company expects that the need for specialized products on a global basis will continue and, to date, the Company has not seen a material dropoff in demand for its products during this volatile market period. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

Products and Services

Products

Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. The Company derived approximately 86% of its revenues from the sale of its products in 2010 compared to 84% in 2009 and 2008. The Company’s products are used to explore for oil and gas on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, tension leg platforms (“TLPs”), Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers. A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter and is anchored in place (like a Spar buoy). FPSOs are floating production, storage and offloading monohull moored vessels.

Subsea Equipment. Subsea equipment is used in the drilling and production of offshore oil and gas wells around the world. Included in the subsea equipment product line are subsea wellheads, mudline hanger systems, specialty connectors and associated pipe, subsea production trees, liner hangers, subsea control systems and subsea manifolds.

Subsea wellheads are pressure-containing forged and machined metal housings in which casing hangers are landed and sealed subsea to suspend casing (downhole pipe). As drilling depth increases, successively smaller diameter casing strings are installed, each suspended by an independent casing hanger. Subsea wellheads are utilized when drilling from floating drilling rigs, either semi-submersible or drill ship types, and TLPs and Spars. The Company’s SS-15 Big Bore Subsea Wellhead System is designed to accommodate additional casing strings installed through a conventional marine riser and a subsea blowout preventer.

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

Services

Services provided by Dril-Quip include technical advisory services, reconditioning of its products which are customer-owned, and rental of running tools for installation and retrieval of its products. These services are provided from the Company’s worldwide locations and represented approximately 14% of revenues in 2010 compared to 16% in 2009 and 2008.

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

Manufacturing

Dril-Quip has major manufacturing facilities in Houston, Texas; Aberdeen, Scotland; Singapore; and Macae, Brazil. Each location conducts a broad variety of processes, including machining, fabrication, inspection, assembly and testing. The Houston facility also provides forged and heat treated products to all the major manufacturing facilities.

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

The Company’s manufacturing process is vertically integrated, producing a majority of its forging requirements and essentially all of its heat treatment, machining, fabrication, inspection, assembly and testing in-house. The Company’s primary raw material is cast steel ingots, from which it produces steel shaped forgings at its forging and heat treatment facility. The Company routinely purchases steel ingots from multiple suppliers on a purchase order basis and does not have any long-term supply contracts. The Company’s Houston facility provides forgings and heat treatment for its Houston, Aberdeen, Singapore and Macae facilities. The Company’s major competitors depend on outside sources for all or a substantial portion of their forging and heat treatment requirements. The Company has made significant capital investments in developing its vertically integrated manufacturing capability. Prolonged periods of low demand in the market for offshore drilling and production equipment could have a greater effect on the Company than on certain of its competitors that have not made such large capital investments in their facilities.

Dril-Quip’s manufacturing facilities utilize state-of-the-art computer numerically controlled (“CNC”) machine tools and equipment, which contribute to the Company’s product quality and timely delivery. The Company has also developed a cost effective, in-house machine tool rebuild capability which produces “like new” machine upgrades with customized features to enhance the economic manufacture of its specialized products. The Company purchases quality used machine tools as they become available and stores them at its facilities to be rebuilt and upgraded as the need arises. Rebuilding used machine tools allows for greater customization suitable for manufacturing Dril-Quip proprietary product lines. This strategy provides the added advantage of in-house expertise for repairs and maintenance of these machines. A significant portion of the Company’s manufacturing capacity growth has been through the rebuild/upgrade of quality used machine tools, including the replacement of outdated control systems with state-of-the-art CNC controls.

Customers

The Company’s principal customers are major integrated, large independent and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a portion of the Company’s customer base. The Company’s customers are generally oil and gas companies that are well-known participants in offshore exploration and production.

The Company is not dependent on any one customer or group of customers. In 2010, the Company’s top 15 customers represented approximately 63% of total revenues, with one customer, Keppel Fels, accounting for approximately 13% of the Company’s total revenues. No other customer accounted for more than 10% of the Company’s total revenues in 2010. In 2009, the Company’s top 15 customers represented approximately 60% of total revenues, and one customer, ConocoPhillips, accounted for approximately 10% of the Company’s total revenues. In 2008, the Company’s top 15 customers represented approximately 45% of total revenues with no customer accounting for more than 10% of the Company’s total revenues. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to offshore exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

Backlog

Backlog consists of firm customer orders for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $627 million, $563 million and $603 million at December 31, 2010, 2009 and 2008, respectively. The 2010 amount represents an increase of approximately $64 million, or 11%, from 2009 to 2010 and an increase of approximately $24 million, or 4%, from 2008 to 2010. The Company expects to fill approximately 68% of the December 31, 2010 backlog by December 31, 2011. The remaining backlog at December 31, 2010 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. Our reported backlog at December 31, 2009 and 2008 excludes $27 million related to the MPF contract which was resolved in 2010 as described in Note 9 of Notes to Consolidated Financial Statements.

The Company can give no assurance that backlog will remain at current levels. Sales of the Company’s products are affected by prices for oil and natural gas, which may fluctuate significantly. Additional future declines in oil and natural gas prices could reduce new customer orders, possibly causing a decline in the Company’s future backlog. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have not been significant to the Company’s overall operating results.

Marketing and Sales

Dril-Quip markets its products and services throughout the world directly through its sales personnel in two domestic and fifteen international locations. In addition, in certain foreign markets where the Company does not maintain offices, it utilizes independent sales representatives to enhance its marketing and sales efforts. Some of the locations in which Dril-Quip has sales representatives are India, Mexico, Brazil, Indonesia, Malaysia, China, Egypt, Libya, Nigeria, Qatar, Saudi Arabia and United Arab Emirates. Although they do not have authority to contractually bind the Company, these representatives market the Company’s products in their respective territories in return for sales commissions. The Company advertises its products and services in trade and technical publications targeted to its customer base. The Company also participates in industry conferences and trade shows to enhance industry awareness of its products.

The Company’s customers generally order products on a purchase order basis. Orders, other than those considered to be long-term projects, are typically filled within six to nine months after receipt of a purchase order, depending on the type of product and whether it is sold out of inventory or requires some customization. Contracts for certain of the Company’s larger, more complex products, such as subsea production trees, drilling risers and equipment for TLPs and Spars can take a year or more to complete.

The primary factors influencing a customer’s decision to purchase the Company’s products are the quality, reliability and reputation of the product, price and technologically superior features. Timely delivery of equipment is also very important to customer operations and the Company maintains an experienced sales coordination staff to help assure such delivery. For large drilling and production system orders, project management teams coordinate customer needs with the Company’s engineering, manufacturing and service organizations, as well as with subcontractors and vendors.

A portion of the Company’s business consists of designing, manufacturing and selling equipment, as well as offering technical advisory assistance during installation of the equipment, for major projects pursuant to competitive bids. The number of such projects in any year may fluctuate. The Company’s profitability on such projects is critically dependent on making accurate and cost effective bids and performing efficiently in accordance with bid specifications. Various factors can adversely affect the Company’s performance on individual projects, with potential material adverse effects on project profitability.

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

Dril-Quip has numerous U.S. registered trademarks, including Dril-Quip®, Quik-Thread®, Quick-Stab®, Multi-Thread®, MS-15®, SS-15®, SS-10® and SU-90®. The Company has registered its trademarks in the countries where such registration is deemed material.

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

Employees

The total number of the Company’s employees as of December 31, 2010 was 2,127. Of these, 1,204 were located in the United States. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

In recent years, increased concern has been raised over the protection of the environment. Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. Also, the EPA has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA proposed to expand its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Moreover, offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent that new laws or other governmental actions prohibit or restrict offshore drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore drilling industry in particular, the business of the Company could be adversely affected. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations. See “Item 1A. Risk Factors—Our business and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”

Based on the Company’s experience to date, the Company does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of or by regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by the Company, which may be material.

In 2010, the incident involving the Deepwater Horizon and the ensuing oil spill caused the U.S. government to issue a moratorium on offshore drilling in the U.S. Gulf of Mexico. The moratorium has since been lifted, but little to no activity, including shallow water drilling, has resumed. According to Fuelfix, as of mid-February 2011, there had been no approval of any proposed projects that were blocked by the ban and the industry is having difficulty understanding some of the rules regarding environment and safety standards. To the extent there continues to be permitting delays and concerns with new or revised rules and regulations, the Company’s financial operations could be materially or adversely affected. See “Item 1A” Risk Factors – Certain matters relating to the Deepwater Horizon explosion, subsequent oil spill, moratorium and related regulations on deepwater drilling offshore in the U.S. Gulf of Mexico may adversely affect our business located in the U.S. Gulf of Mexico and potential other worldwide locations.”

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

•

governmental regulations regarding future oil and gas exploration and production in the U.S. Gulf of Mexico and elsewhere, including activities impacted by the 2010 drilling moratorium in the U.S. Gulf of Mexico and related permitting delays;

•	the cost of exploring and producing oil and gas;

•	the cost of developing alternative energy sources;

•	the sale and expiration dates of offshore leases in the United States and overseas;

•	the discovery rate of new oil and gas reserves in offshore areas;

•	technological advances; and

•	weather conditions.

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Oil prices declined from record levels in July 2008 of over $140 per barrel to $45 per barrel in December 2008 and natural gas prices declined from over $13 per thousand cubic feet to below $6 per thousand cubic feet over the same period. Oil prices in 2009 ranged from $34 per barrel to $81 per barrel. In 2010, oil prices were above $70 per barrel for nearly the entire year and ended the year at $91 per barrel. We expect continued volatility in both crude oil and natural gas prices as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, future significant or prolonged declines in hydrocarbon prices may have a material adverse effect on our results of operations.

Certain matters relating to the Deepwater Horizon explosion, subsequent oil spill, moratorium and related regulations on deepwater drilling offshore in the U. S. Gulf of Mexico may adversely affect our business located in the U.S. Gulf of Mexico and potential other worldwide locations.

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon that was operated by BP Exploration & Production, Inc. (“BP”) sank after an explosion and fire that began on April 20, 2010. We are a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s U.S. Gulf of Mexico operations, and our wellhead and certain of our other equipment were in use on the Deepwater Horizon at the time of the incident. A moratorium was placed on offshore deepwater drilling by the U.S. government in the U.S. Gulf of Mexico that was lifted on October 12, 2010. During the pendency of the moratorium, the BOEM issued various new regulations intended to improve offshore safety systems and environmental protection. We believe these new regulations, which increase the complexity of the drilling permit process, will result in delays for the receipt of drilling permits by the Company’s customers relative to past experience. According to Fuelfix, as of mid-February 2011, the U.S. government had not approved any projects that were blocked by the moratorium. The BOEM’s office of Regulation and Enforcement has indicated that deepwater permits will begin to be granted before the end of the second quarter of 2011, although no assurances can be given that this will occur by then or any time thereafter.

Although the drilling moratorium has been lifted, we are currently unable to quantify the extent of the impact that it, and related permitting delays, will have on our future revenues. Revenues associated with the U.S. Gulf of Mexico totaled approximately 39% of our worldwide revenues during 2010. Although we believe that the drilling moratorium and permitting delays will have little or no impact on revenues related to sales of our offshore rig equipment, the drilling moratorium and permitting delays could have a significant adverse impact on revenues related to subsea equipment, and, to a lesser extent, surface equipment revenues, in 2011. We believe that U.S. Gulf of Mexico service revenues (which were approximately 5% of our total revenues during 2010) could be substantially negatively impacted in 2011 by the U.S. Gulf of Mexico drilling moratorium and permitting delays. The Company’s service revenues in the U.S. Gulf of Mexico declined significantly each quarter since the first quarter of 2010, generally as a result of the drilling moratorium and related permit delays. Additionally, the drilling moratorium and the stagnation of the permitting process could result in delayed product and service orders in 2011 and could have an adverse impact on our financial results in 2011 and future years depending on new rules and regulations that are being adopted and modified on a continual basis.

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

Investigations into the incident are being conducted by the Departments of Homeland Security, Interior and Justice, the U.S. Chemical Safety and Hazard Investigation Board and the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling. We have been designated as a party-in-interest, received requests for certain information and provided testimony in connection with the joint investigation being conducted by the Departments of Homeland Security and Interior. We have also received requests to preserve information from the joint investigation team, the Department of Justice and the U.S. Chemical Investigation and Hazardous Incident Board. While the focus of some of these investigations is to develop options for guarding against future oil spills associated with offshore drilling, the Department of Justice has announced that it is reviewing, among other criminal statutes, The Clean Water Act, which carries civil penalties and fines as well as criminal penalties, The Oil Pollution Act of 1990, which can be used to hold parties liable for cleanup costs and reimbursement for government efforts, and The Migratory Bird Treaty Act of 1918 and Endangered Species Act of 1973, which provide penalties for injury and death to wildlife and bird species. In December 2010, the U.S. government filed a civil lawsuit against BP and eight other companies seeking monetary penalties under the Clean Water Act.

We have been named or added as defendants, along with other unaffiliated entities, in multiple lawsuits arising out of the Deepwater Horizon incident. The lawsuits generally allege, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability and/or property damages and generally seek awards of unspecified economic, compensatory and punitive damages and/or declaratory relief.

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

We are continuing to assess our rights to indemnification from BP’s affiliate and other parties for potential claims and expenses arising from the Deepwater Horizon incident under our existing contract with the affiliate of BP. Our indemnity rights under the contract cover potential claims for personal injury, property damage and the control and removal of pollution or contamination, except for, among other things, claims brought by our employees and claims brought by third parties to the extent we are at fault or as a result of a defect in our products. Under the contract, we have generally agreed to indemnify BP and its affiliates for claims for personal injury of our employees or subcontractors, for claims brought by third parties to the extent we are at fault, and for claims resulting from pollution or contamination as a result of a defect in our products. Our indemnification obligation for pollution or contamination arising from a defect in our products is limited to $5 million under the contract. To the extent that BP’s other contractors performing work on the well agreed in their contracts with BP to indemnify us for claims of personal injury of such contractor’s employees or subcontractors as well as for claims of damages to their property, we have entered into a reciprocal agreement to indemnify those other contractors.

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

Our principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a portion of our customer base. In 2010, our top 15 customers represented approximately 63% of total revenues, with one customer, Keppel Fels, accounting for approximately 13% of our total revenues. In 2009, our top 15 customers represented approximately 60% of total revenues, and one customer, ConocoPhillips, accounted for approximately 10% of our total revenues. In 2008, our top 15 customers represented approximately 45% of total revenues, with no customer accounting for more than 10% of our total revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations, financial position and cash flows.

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

The recent credit crisis and unsettled conditions in the global financial system may have an impact on our business and our financial condition. Uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders included in our backlog or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial condition. Additionally, unsettled conditions could have an impact on our suppliers, causing them to be unable to meet their obligations to us. Although we do not currently anticipate a need to access the credit markets in the short term, a prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs.

Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our operations or financial condition.

We have substantial international operations, with approximately 61%, 66% and 69% of our revenues derived from foreign sales in each of 2010, 2009 and 2008, respectively. We operate our business and market our products and services in all of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

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

As a result of our international operations, we are subject to taxation in many jurisdictions. Therefore, the final determination of our tax liabilities involves the interpretation of the statutes and requirements of taxing authorities worldwide. Foreign income tax returns of foreign subsidiaries and related entities are routinely examined by foreign tax authorities. These tax examinations may result in assessments of additional taxes or penalties or both. Please see “Item 3. Legal Proceedings” regarding tax assessments in Brazil.

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

Our products are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. In addition, certain areas where our products are used, including in and near the U.S. Gulf of Mexico, are close to high population areas and subject to hurricanes and other extreme weather conditions on a relatively frequent basis. A catastrophic occurrence at a location where our equipment and/or services are used may expose us to substantial liability for personal injury, wrongful death, product liability or commercial claims. To the extent available, we maintain insurance coverage that we believe is customary in the industry. Effective October 1, 2010, we have a general liability insurance program with an aggregate coverage limit of $200 million for claims with respect to property damage, injury or death and pollution. However, our insurance policies may not cover fines, penalties or costs and expenses related to government-mandated clean up of pollution. In addition, our insurance does not provide coverage for all liabilities, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our results of operations, financial position and cash flows.

We attempt to further limit our liability through contractual indemnification provisions with our customers. We generally seek to enter into contracts for the provision of our products and services that provide for (1) the responsibility of each party to the contract for personal injuries to, or the death of, its employees and damages to its property, (2) cross-indemnification with other contractors providing products and/or services to the other party to the contract with respect to personal injury, death and property damage and (3) the responsibility of each party to the contract for claims brought by third parties for personal injury, death, property loss or damage to the extent of each party’s negligence or fault. We may not be able to successfully obtain favorable contractual provisions, and a failure to do so may increase our risks and costs, which could materially impact our results of operations. In addition, we cannot assure you that any party that is contractually obligated to indemnify us will be financially able to do so.

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

We depend on the services of our management team, which until recently was composed of J. Mike Walker and Larry E. Reimert. On December 31, 2010 Mr. Reimert stepped down as Co-Chief Executive Officer, but will retain his duties as Co-Chairman of the Board along with Mr. Walker and will act as an advisor on a part-time basis. The loss of either of these gentlemen could have a material adverse effect on our operations and financial condition. In addition, competition for skilled machinists, fabricators and technical personnel among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully and develop and produce marketable products and services. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates paid by us or both. If either of these events were to occur, in the near-term, the profits realized by us from work in progress would be reduced and, in the long-term, our production capacity and profitability could be diminished and our growth potential could be impaired.

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

Our operations and the operations of our customers are also subject to federal, state, local and foreign laws and regulations relating to the protection of the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. We are required to invest financial and managerial resources to comply with environmental laws and regulations and anticipate that we will continue to be required to do so in the future. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. Also, the EPA has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA proposed to expand its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impacts a new regulatory action might have on us or our customers. Generally, the anticipated regulatory actions do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies that are our competitors. However, our business and prospects could be adversely affected to the extent laws are enacted or modified or other governmental action is taken that prohibits or restricts our customers’ exploration and production activities or imposes environmental protection requirements that result in increased costs to us or our customers.

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

Certain of our principal stockholders have the ability to significantly influence our management and affairs and matters on which shareholders may vote.

Certain of our principal stockholders, J. Mike Walker and Larry E. Reimert and an entity Mr. Reimert controls, beneficially own approximately 14% of our common stock and are able to exert significant control over us. The collective ownership of Messrs. Reimert and Walker may have the effect of delaying or preventing a change of control. In addition, our principal stockholders are generally not prohibited from selling their interest in us to a third party.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Major Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas
—Hempstead Highway	175,000	15.0	Owned
	14,000	—	Leased
—N. Eldridge Parkway	1,519,000	218.0	Owned
Aberdeen, Scotland	216,100	24.1	Owned
	3,200	0.8	Leased
Singapore	56,000	—	Owned
	10,500	18.3	Leased
Macae, Brazil	112,700	10.6	Owned

Dril-Quip has manufacturing facilities in Houston, Aberdeen, Singapore and Macae. The Houston facility at Eldridge produces in-house a majority of the Company’s forging and heat treatment requirements.

Sales, Service and Reconditioning Facilities

Location(1)	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
New Orleans, Louisiana	2,300	—	Sales/Service
Beverwijk, Holland	5,200	0.4	Sales/Warehouse
Perth, Australia	1,700	—	Sales/Service
Darwin, Australia	10,800	1.4	Service/Warehouse/Reconditioning
Stavanger, Norway	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,400	1.2	Sales/Service/Reconditioning/Warehouse
Port Harcourt, Nigeria	8,300	0.5	Sales/Service/Reconditioning/Warehouse
Tianjin, China	12,200	—	Service/Reconditioning/Warehouse
Cairo, Egypt	2,200	—	Sales
Alexandria, Egypt	5,200	0.6	Service/Reconditioning/Warehouse
Ghana, West Africa	1,700	—	Service/Reconditioning/Warehouse

(1)	All facilities are leased except Stavanger, Norway, which is owned.

The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen, Singapore and Macae.

Item 3.	Legal Proceedings

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon that was operated by BP Exploration & Production, Inc. (“BP”) sank after an explosion and fire that began on April 20, 2010. The Company is a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s U.S. Gulf of Mexico operations, and the Company’s wellhead and certain of its other equipment were in use on the Deepwater Horizon at the time of the incident.

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

The Company has been named, along with other unaffiliated defendants, in nine class action lawsuits and nine other lawsuits arising out of the Deepwater Horizon incident. These actions were filed against the Company between April 28, 2010 and January 17, 2011. As of February 22, 2011, sixteen of the lawsuits have been consolidated, along with hundreds of other lawsuits not directly involving the Company, in the multi-district proceeding In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010 (“MDL Proceeding”), and are pending in the federal court for the Eastern District of Louisiana. The remaining two cases are pending in the federal courts for the Southern District of Alabama and the Northern District of Alabama. The lawsuits generally allege, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability and/or property damages and generally seek awards of unspecified economic, compensatory and punitive damages and/or declaratory relief.

The judge presiding over the MDL Proceeding is also presiding over a separate proceeding filed by affiliates of Transocean Ltd. (“Transocean”) under the Limitation of Liability Act (“Limitation Action”) in the federal court for the Eastern District of Louisiana. In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Deepwater Horizon incident to the value of its rig and freight. On February 18, 2011, Transocean impleaded the Company in the Limitation Action. The procedural effect of Transocean’s action is to make the Company a defendant in any of the actions consolidated in the MDL Proceeding where the plaintiffs file or have filed a claim in the Limitation Action. However, at this time there are no new allegations against the Company as a result of Transocean’s action, and the Company is entitled to assert all the defenses available to it in the actions to which it was already a party.

The Company intends to vigorously defend any litigation, fine and/or penalty relating to the Deepwater Horizon incident. Accordingly, no liability has been accrued in conjunction with these matters.

Additional lawsuits may be filed and additional investigations may be launched in the future. An adverse outcome with respect to any of these lawsuits or investigations, or any lawsuits or investigations that may arise in the future, could have a material adverse effect on the Company’s results of operations.

The Company is continuing to assess its rights to indemnification from BP’s affiliate and other parties for potential claims and expenses arising from the Deepwater Horizon incident under the Company’s existing contract with the affiliate of BP. The Company’s indemnity rights under the contract cover potential claims for personal injury, property damage and the control and removal of pollution or contamination, except for, among other things, claims brought by employees of the Company and claims brought by third parties to the extent the Company is at fault or as a result of a defect in the Company’s products. Under the contract, the Company has generally agreed to indemnify BP and its affiliates for claims for personal injury of the Company’s employees or subcontractors, for claims brought by third parties to the extent the Company is at fault, and for claims resulting from pollution or contamination as a result of a defect in the Company’s products. The Company’s indemnification obligation for pollution or contamination arising from a defect in the Company’s products is limited to $5 million under the contract. To the extent that BP’s other contractors performing work on the well agreed in their contracts with BP to indemnify the Company for claims of personal injury of such contractor’s employees or subcontractors as well as for claims of damages to their property, the Company has entered into a reciprocal agreement to indemnify those other contractors.

In August 2007, the Company’s Brazilian subsidiary was served with assessments collectively valued at approximately BRL23.3 million (approximately USD13.1 million as of March 2010) from the State of Rio de Janeiro, Brazil, to collect a state tax on the importation of goods. Since 2007, the Company had vigorously contested the assessments in the Brazilian administrative and judicial systems. While pending, the amount of interest, penalties and monetary restatement of fees on the tax assessments continued to accrue and totaled approximately BRL35.4 million (approximately USD19.9 million) as of March 2010. Under the terms of an amnesty law enacted by the State of Rio de Janeiro in January 2010, the Company settled the pending assessments in March 2010 in the amount of BRL21.7 million (approximately USD12.2 million as of March 2010), pursuant to which all penalties were waived and accrued interest was reduced by 45%. In December 2010, the Company’s Brazilian subsidiary was served with additional assessments collectively valued at approximately BRL7.2 million (approximately USD4.3 million as of December 2010) from the State of Rio de Janeiro, Brazil, to collect the remaining state tax on the importation of goods. The Company settled and paid the additional assessment with a 50% reduction in penalty for approximately BRL6.5 million (approximately USD3.9 million as of December 2010). Of the total amount paid of BRL28.2 million, BRL13.8million (approximately USD7.8 million as of December 2010) is reflected in “Special Items” on the Consolidated Statements of Income for the year ended December 31, 2010. The remaining BRL14.4 million (approximately USD8.6 million as of December 2010) is considered a prepaid tax that the Company’s Brazilian subsidiary will utilize to offset future liabilities for state taxes on the importation of goods over the next five years. Currently, the Company’s Brazilian subsidiary is in the process of having these tax credits certified by the State of Rio de Janeiro. If the certification of the tax credits is not made in a timely manner, the Company’s usage of these tax credits against future import tax liabilities could be impaired.

In December 2010 and January 2011, our Brazilian subsidiary was also served with assessments collectively valued at approximately BRL24.4 million (approximately USD14.6 million as of January 2011) from the State of Rio de Janiero, Brazil, to disallow the netting of certain importation taxes against exportation taxes of goods taken in prior years. The Company believes that its subsidiary should not be subject to the disallowances and is vigorously contesting the assessments in the Brazilian administrative systems. At this time, the ultimate disposition of this matter cannot be determined. Because it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments, no liability has been accrued in conjunction with this matter. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its operations, financial position or cash flows.

For a further description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 9 of Notes to Consolidated Financial Statements. The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position.

Item 4.	Removed and Reserved

Item S-K 401(b). Executive	Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of February 25, 2011) and positions of the Company’s executive officers:

Name	Age	Position
J. Mike Walker	67	Co-Chairman of the Board and Chief Executive Officer
Jerry M. Brooks	59	Vice President –Finance, Chief Financial Officer and Secretary

J. Mike Walker is Co-Chairman of the Board and Chief Executive Officer. Mr. Walker served as the Co-Chief Executive Officer with responsibility for manufacturing, purchasing and facilities from 1981 until

September 2009, and the Co-Chief Executive Officer with responsibility for manufacturing, purchasing and facilities, service and administration from September 2009 until December 2010. Mr., Walker became the Company’s Chief Executive Office on January 1, 2011. He has been a member of the Board of Directors and a Co-Chairman since the Company’s inception in 1981. Prior to 1981, he served as the Director of Engineering, Manager of Engineering and Manager of Research and Development with Vetco Offshore, Inc. Mr. Walker holds a BSME degree from Texas A&M University, an MSME degree from the University of Texas at Austin and a Ph.D. in mechanical engineering from Texas A&M University.

Jerry M. Brooks is the Company’s Vice-President—Finance and Chief Financial Officer and Secretary. He has been Vice President since 2007, Chief Financial Officer since 1999 and Secretary since 2009. From 1992 until March 1999, Mr. Brooks served as Chief Accounting Officer. From 1980 to 1991, he held various positions with Chiles Offshore Corporation, most recently as Chief Financial Officer, Secretary and Treasurer. Mr. Brooks holds a BBA in Accounting and a MBA in Finance from the University of Texas at Austin.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the New York Stock Exchange for the indicated quarters of fiscal 2010 and 2009.

	Sales Price ($)
	2010		2009
Quarter Ended	High	Low	High	Low
March 31	64.13	48.71	33.22	18.13
June 30	70.78	40.38	46.40	29.31
September 30	63.53	42.35	50.52	33.95
December 31	83.80	61.69	59.00	47.07

There were approximately 33 stockholders of record of the Company’s Common Stock as of December 31, 2010. This number does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

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

There were no repurchases of the Company’s equity securities during 2010 or 2009.

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report on Form 10-K.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Products	$486,050	$456,022	$453,315	$417,970	$372,540
Services	80,201	84,182	89,456	77,587	70,202

Total revenues	566,251	540,204	542,771	495,557	442,742
Cost and expenses:
Cost of sales:
Products	272,619	260,780	260,626	237,728	217,847
Services	49,988	49,513	51,673	47,553	38,841

Total cost of sales	322,607	310,293	312,299	285,281	256,688
Selling, general and administrative expenses	61,069	55,474	62,390	49,313	44,085
Engineering and product development expenses	29,202	27,173	26,369	22,578	19,559
Special items(1)	14,660	5,224	—	—	—

Operating income	138,713	142,040	141,713	138,385	122,410
Interest income	321	507	3,453	8,275	3,632
Interest expense	(131)	(156)	(182)	(370)	(669)

Income before income taxes	138,903	142,391	144,984	146,290	125,373
Income tax provision	36,677	37,250	39,399	38,349	38,482

Net income	$102,226	$105,141	$105,585	$107,941	$86,891

Earnings per common share:
Basic	$2.57	$2.68	$2.65	$2.67	$2.21
Diluted	$2.55	$2.66	$2.62	$2.63	$2.15
Weighted average common shares outstanding:
Basic	39,828	39,164	39,918	40,447	39,340
Diluted	40,060	39,538	40,292	41,007	40,342
Statement of Cash Flows Data:
Net cash provided by operating activities	$107,160	$136,412	$40,677	$82,663	$93,482
Net cash used in investing activities	(72,950)	(44,325)	(49,527)	(24,854)	(23,290)
Net cash provided by (used in) financing activities	14,634	13,436	(100,075)	10,160	36,851
Other Data:
Depreciation and amortization	$20,875	$17,997	$16,854	$15,653	$15,087
Capital expenditures	74,815	44,749	50,134	25,208	24,133

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Working capital	$576,920	$511,916	$400,535	$454,192	$347,250
Total assets	948,551	817,246	680,609	699,822	594,935
Total debt	326	1,039	1,532	2,911	3,720
Total stockholders’ equity	828,014	705,085	559,450	592,495	467,497

(1)	See discussion on pages 32 and 33 under “Special Items.”

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 718 effective January 1, 2006. During the years ended December 31, 2010, 2009 and 2008, stock-based compensation expense on a pre-tax basis totaled $5.0 million, $4.0 million and $3.2 million, respectively. The 2010 amount excludes $2.0 million for the acceleration of vesting of stock options for Mr. Reimert, the Company’s former Co-CEO. Mr. Reimert’s employment as Co-Chief Executive Officer of the Company terminated effective December 31, 2010 under circumstances entitling him to severance under his employment agreement with the Company. Stock option expense in 2009 excludes $1.3 million, for the accelerated vesting of stock options for Gary D. Smith, former Co-Chief Executive Officer of the Company, due to his death in 2009. The 2010 and 2009 amounts for the acceleration of vesting of stock options amounts were reclassified to Special items in the Consolidated Statements of Income. No stock-based compensation expense was capitalized during these years.

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

Oil and Gas Prices

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average crude oil (West Texas Intermediate Cushing) and natural gas (Henry Hub) closing prices are listed below for periods covered by this report:

	Average prices during year ended December 31,
	2010	2009	2008
Oil ($/Bbl)	$79.48	$62.18	$99.57
Natural gas ($/per Mcf)	4.52	4.06	9.13

In mid July 2008, crude oil prices spiked to $145.16 per barrel and ended the year in 2008 at $44.60 per barrel. During 2009, the average West Texas Intermediate crude oil price was $62.18 per barrel with a high of $81.37 per barrel and a low of $33.98 per barrel. Crude oil ended 2009 at $79.36 per barrel. In 2010, crude oil prices began the year at $81.52 per barrel and reached a peak in December at $91.48 per barrel. Crude oil prices averaged $79.48 per barrel for 2010.

According to the January 11, 2011 release of the Short-Term Energy Outlook published by the EIA, West Texas Intermediate crude oil prices are projected to average $93.42 per barrel in 2011 and $97.50 in 2012. These projections are based upon the assumption that the U.S. real gross domestic product (GDP) grows by 2.2% in 2011 and 2.9% in 2012.

In its January 11, 2011 report, the EIA expects Henry Hub natural gas prices to average $4.14 per Mcf in 2011 and $4.64 per Mcf in 2012. Henry Hub natural gas were $4.54 per Mcf at the end of December 2010.

In its January 18, 2011 Oil Market Report, the International Energy Agency projected global oil demand to be 89.1 million barrels per day in 2011 compared to 87.7 million barrels per day in 2010.

Rig Count

Detailed below is the average contracted offshore rig count for the Company’s geographic regions for the years ended December 31, 2010, 2009 and 2008. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-ups. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Year ended December 31,
	2010	2009	2008
Western Hemisphere	175	165	185
Eastern Hemisphere	144	150	162
Asia-Pacific	236	233	238
Source: ODS – Petrodata RigBase – December 31, 2010, 2009 and 2008

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of December 31, 2010, there were 55 rigs under contract (29 jack-ups and 26 floating rigs) in the U.S. Gulf of Mexico, 35 of which were actively drilling (28 jack-ups and 7 floating rigs). In 2009 there were 59 rigs under contract in the U.S. Gulf of Mexico (27 jack-ups and 32 floating rigs), of which 58 were actively drilling, and in 2008 there were 81 rigs under contract (53 jack-ups and 28 floating rigs), all of which were actively drilling.

The Company believes that the number of rigs (semi-submersibles, jack-ups and drillships) under construction impacts its revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog, while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of 2010, 2009 and 2008, there were 117, 130 and 172 rigs, respectively, under construction and the expected delivery dates for the rigs under construction on December 31, 2010 are as follows:

2011	60
2012	33
2013	11
2014	13

117

Regulation

The demand for the Company’s products and services is also affected by laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. The adoption of new laws and regulations, or changes to existing laws or regulations, that curtail exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company’s operations by limiting demand for its products. For a description of certain actions taken by the U.S. government related to the Deepwater Horizon incident, see “Commitments and Contingencies” in Note 9 of Notes to Consolidated Financial Statements.

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Oil and gas prices fell from previously historic levels beginning in mid-2008 and continued into 2009, and began to stabilize somewhat in the latter half of 2009. For 2010, crude oil prices generally were over $70 per barrel on a daily basis, averaged $79.48 per barrel and ended the year at $91.38 per barrel. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. The volatility in prices appears to have impacted land drilling activity more so than offshore drilling, particularly in deeper offshore waters, where Dril-Quip’s products are more often utilized. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices or continued delays in the resumption of drilling in the U.S. Gulf of Mexico would likely have a material adverse effect on the Company’s results of operations.

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. In 2010, the Company derived 86% of its revenues from the sale of its products and 14% of its revenues from services compared to 84% and 16% in both 2009 and 2008. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory services during installation and rental of running tools. The Company has substantial international operations, with approximately 61%, 66% and 69% of its revenues derived from foreign sales in 2010, 2009 and 2008, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 39%, 34% and 31%, respectively, of the Company’s total revenues for 2010, 2009 and 2008.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. During 2010 and 2009 there were 19 and 17 projects, respectively, that were accounted for using the percentage-of-completion method, which represented approximately 19% and 13% of the Company’s total revenues and 23% and 16% of the Company’s product revenues, respectively. During 2008, there were 23 projects representing 25% of the Company’s total revenues and 30% of the Company’s product revenues. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against current earnings because of percentage-of-completion accounting.”

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Year ended
	2010	2009	2008
	(In millions)
Revenues:
Products
Subsea equipment	$111.0	$114.7	$82.0
Surface equipment	2.0	2.2	1.9
Offshore rig equipment	79.3	36.9	48.1

Total products	192.3	153.8	132.0
Services	26.2	32.2	38.2

Total U.S. Gulf of Mexico revenues	$218.5	$186.0	$170.2

At this time, the Company is unable to quantify the extent of the impact that the 2010 drilling moratorium in the U.S. Gulf of Mexico and related permitting delays will have on its future revenues. The Company believes that the effects of the drilling moratorium and permitting delays will have little or no impact on revenues related to offshore rig equipment, but could have a significant adverse impact on revenues related to subsea equipment, and, to a lesser extent, surface equipment revenues, in 2011. In addition, service revenues in the Gulf of Mexico (which were $26.2 million, or approximately 4.6% of the Company’s total revenues during 2010) could be substantially negatively impacted by permitting delays related to the drilling moratorium. The Company’s service revenues in the U.S. Gulf of Mexico declined significantly each quarter since the first quarter of 2010, generally as a result of the drilling moratorium and related permitting delays. Accordingly, the Company will continue to monitor the effects of the drilling moratorium and permitting delays on its ongoing business operations.

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2010	2009	2008
Revenues:
Products	85.8%	84.4%	83.5%
Services	14.2	15.6	16.5

Total revenues	100.0	100.0	100.0
Cost of sales:
Products:	48.1	48.3	48.0
Services	8.9	9.1	9.5

Total cost of sales	57.0	57.4	57.5
Selling, general and administrative	10.7	10.3	11.5
Engineering and product development	5.2	5.0	4.9
Special items(1)	2.6	1.0	—

Operating income	24.5	26.3	26.1
Interest income	0.1	0.1	0.6
Interest expense	—	—	—

Income before income taxes	24.6	26.4	26.7
Income tax provision	6.5	6.9	7.3

Net income	18.1%	19.5%	19.4%

(1)	See discussion on pages 32 and 33 under “Special Items.”

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	2010	2009	2008
	(In millions)
Revenues:
Products
Subsea equipment	$369.6	$361.1	$322.6
Surface equipment	26.5	31.2	30.6
Offshore rig equipment	90.0	63.7	100.1

Total products	486.1	456.0	453.3
Services	80.2	84.2	89.5

Total revenues	$566.3	$540.2	$542.8

Year ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues. Revenues increased by $26.1 million, or approximately 4.8%, to $566.3 million in 2010 from $540.2 million in 2009. Product revenues increased by approximately $30.1 million for the year ended December 31, 2010 compared to the same period in 2009 as a result of increased revenues of $8.5 million in subsea equipment and $26.3 million in offshore rig equipment, partially offset by a $4.7 million decrease in surface equipment. Product revenues increased in the Western Hemisphere by $53.6 million and $11.9 million in Asia-Pacific, partially offset by a decrease in the Eastern Hemisphere of $35.4 million. Service revenues decreased by approximately $4.0 million resulting from decreased service revenues in the Eastern Hemisphere of $5.6 million and $0.5 million in the Western Hemisphere, partially offset by a $2.1 million increase in Asia Pacific. The majority of the decreases in service revenues related to decreases in the rental of running and installation tools, slightly offset by increases in technical advisory services and reconditioning services.

Cost of Sales. Cost of sales increased by $12.3 million, or approximately 4.0%, to $322.6 million for 2010 from $310.3 million for the same period in 2009. As a percentage of revenues, cost of sales were approximately 57.0% in 2010 and 57.4% in 2009. Cost of sales as a percentage of revenue remained relatively consistent between 2010 and 2009.

Selling, General and Administrative Expenses. For 2010, selling, general and administrative expenses increased by approximately $5.6 million, or 10.1%, to $61.1 million from $55.5 million in 2009. The increase in selling, general and administrative expenses was primarily due to the effect of a reduction in foreign currency transaction gains and increased stock option expenses. The Company experienced approximately $1.4 million in pre-tax foreign currency transaction gains during 2010 compared to approximately $4.6 million in pre-tax foreign currency transaction gains during 2009. The gain in 2010 was basically due to the weakening U.S. dollar compared to the Brazilian real, slightly offset by the strengthening of the U.S. dollar compared to the British pound sterling. The gain in 2009 was primarily due to the weakening of the U.S. dollar compared to the British pound sterling and the Brazilian real. Stock option expense for 2010 totaled $5.0 million compared to $4.0 million in 2009. The stock option expense in 2010 excludes the vesting acceleration of $2.0 million due to the termination of Mr. Reimert’s employment with the Company and $1.3 million in 2009 due to the death of Mr. Smith, both of whom were Co-CEO’s of the Company. These expenses are included in Special Items below. Selling, general and administrative expenses as a percentage of revenues were 10.7% in 2010 and 10.3% in 2009.

Engineering and Product Development Expenses. For 2010, engineering and product development expenses increased by approximately $2.0 million, or 7.4%, to approximately $29.2 million from $27.2 million in 2009. The increase was primarily due to additional personnel. Engineering and product development expenses as a percentage of revenues increased to 5.2% in 2010 from 5.0% in 2009.

Special Items. In August 2007, the Company’s Brazilian subsidiary was served with assessments collectively valued at approximately BRL23.3 million (approximately USD13.1 million as of March 2010) from the State of Rio de Janeiro, Brazil, to collect a state tax on the importation of goods. The amount of interest, penalties and monetary restatement of fees on the tax assessments totaled approximately BRL35.4 million (approximately USD19.9 million as of March 2010). Under the terms of an amnesty law enacted by the State of Rio de Janeiro in January 2010, the Company settled the pending assessments in March 2010 in the amount of BRL21.7 million (approximately USD12.2 million as of March 2010), pursuant to which all penalties were waived and accrued interest was reduced by 45%.

In December 2010, the Company’s Brazilian subsidiary was served with additional assessments collectively valued at approximately BRL7.2 million (approximately USD4.3 million as of December 2010) from the State of Rio de Janeiro, Brazil, to collect state taxes on the importation of goods. The Company settled and paid the additional assessment for approximately BRL6.5 million (approximately USD3.9 million as of December 2010).

Of the total amount paid of BRL28.2 million, BRL13.8. million (approximately USD7.8 million as of December 2010) is reflected in “Special items” on the Consolidated Statements of Income for the year ended December 31, 2010. The remaining BRL14.4 million (approximately USD8.6 million as of December 2010) is considered a prepaid tax that the Company’s Brazilian subsidiary will utilize to offset future liabilities for state taxes on the importation of goods over the next five years. Currently, the Company’s Brazilian subsidiary is in the process of having these tax credits certified by the State of Rio de Janeiro. If the certification of the tax credits is not made in a timely manner, the Company’s usage of these tax credits against future import tax liabilities could be impaired.

In December 2010, Larry E. Reimert’s employment as Co-Chief Executive Officer of the Company was terminated effective December 31, 2010 under circumstances entitling him to severance under his employment agreement with the Company. Under the terms of Mr. Reimert’s employment agreement, the Company is obligated to pay Mr. Reimert’s base salary and his annual bonus through the remaining employment period (October 27, 2014). In addition, stock options owned by Mr. Reimert that were outstanding at the date of the termination of his employment were immediately vested under the terms of the contract. Accordingly, the Company recognized a pre-tax expense of $6.9 million during the fourth quarter of 2010. The amount related to base salary and bonus, including payroll taxes, which totaled $4.9 million, is reflected in the accounts payable balance on the Consolidated Balance Sheets as of December 31, 2010. The acceleration of the vesting increased pre-tax non-cash expenses by $2.0 million.

In September 2009, Gary D. Smith, one of the Company’s Co-Chief Executive Officers, unexpectedly passed away. Under the terms of Mr. Smith’s employment contract, the Company was obligated to pay Mr. Smith’s base salary, including accrued vacation, and his annual bonus through the remaining employment period (October 27, 2012). In addition, stock options owned by Mr. Smith that were outstanding at the date of his death were immediately vested under the terms of the contract. Accordingly, the Company recognized a pre-tax expense of $5.2 million during the third quarter of 2009. The amount related to base salary, vacation and bonus, including payroll taxes, which totaled $4.3 million, of which $434,000 had been previously accrued. The acceleration of the vesting increased pre-tax non-cash expenses by $1.3 million.

Interest Income. Interest income for 2010 was approximately $321,500 as compared to $507,000 in 2009. This decrease was due to reduced interest earned on short-term investments from lower interest rates. The Company keeps the majority of its short-term investments in funds that invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest expense. Interest expense for 2010 was approximately $131,000 compared to $156,000 in 2009.

Income tax provision. Income tax expense for 2010 was $36.7 million on income before taxes of $138.9 million, resulting in an effective income tax rate of approximately 26.4%. Income tax expense in 2009 was $37.2 million on income before taxes of $142.4 million, resulting in an effective tax rate of approximately 26.2%. The increase in the effective income tax rate reflects the difference in income before income taxes among the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $102.2 million in 2010 and $105.1 million in 2009, for the reasons set forth above.

Year ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues decreased by $2.6 million, or approximately 0.5%, to $540.2 million in 2009 from $542.8 million in 2008, primarily due to a decrease in service revenues of $5.3 million in 2009 compared to 2008. Product revenues increased by approximately $2.7 million for the year ended December 31, 2009 compared to the same period in 2008 as a result of increased revenues of $39.1 million in subsea equipment and $600,000 in surface equipment, partially offset by a $37.0 million decrease in offshore rig equipment. The decrease in offshore rig equipment was primarily due to the decrease in the number of long-term projects. During 2009, there were 17 projects, compared to 23 projects during 2008. The majority of the projects in 2009 and 2008 related to offshore rig equipment. Product revenues increased in the Eastern Hemisphere by $12.0 million, partially offset by decreases in the Western Hemisphere of $4.7 million and $4.6 million in Asia-Pacific. Service revenues decreased by approximately $5.3 million resulting from decreased service revenues in the Western Hemisphere of $6.0 million and $0.6 million in Asia-Pacific, partially offset by a $1.3 million increase in the Eastern Hemisphere. The majority of the decreases in service revenues related to decreases in the rental of running and installation tools and reconditioning services.

Cost of Sales. Cost of sales decreased by $2.0 million, or approximately 0.6%, to $310.3 million for 2009 from $312.3 million for the same period in 2008. As a percentage of revenues, cost of sales were approximately 57.4% in 2009 and 57.5% in 2008. Cost of sales as a percentage of revenue remained relatively consistent between 2009 and 2008.

Selling, General and Administrative Expenses. For 2009, selling, general and administrative expenses decreased by approximately $6.9 million, or 11.1%, to $55.5 million from $62.4 million in 2008. The decrease in selling, general and administrative expenses was primarily due to the effect of foreign currency transaction gains, partially offset by increased stock option expenses. The Company experienced approximately $4.6 million in pre-tax foreign currency transaction gains during 2009 versus approximately $2.1 million in pre-tax foreign currency transaction losses during 2009. The gain in 2009 is primarily due to the weakening of the U.S. dollar compared to the British pound sterling and the Brazilian real. The loss in 2008 is primarily due to the increasing strength of the U.S. dollar in the later part of 2008 as compared to the Brazilian real. Stock option expense for 2009 totaled $4.0 million compared to $3.2 million in 2008. The stock option expense for 2009 excludes $1.3 million for the accelerated vesting of Mr. Smith’s remaining options upon his death as discussed in Special Items below. Selling, general and administrative expenses as a percentage of revenues were 10.3% in 2009 and 11.5% in 2008.

Engineering and Product Development Expenses. For 2009, engineering and product development expenses increased by approximately $800,000, or 3.0%, to approximately $27.2 million from $26.4 million in 2008. The increase was primarily due to additional personnel. Engineering and product development expenses as a percentage of revenues increased to 5.0% in 2009 from 4.9% in 2008.

Special Items. In September 2009, Gary D. Smith, one of the Company’s Co-Chief Executive Officers, unexpectedly passed away. Under the terms of Mr. Smith’s employment contract, the Company was obligated to pay Mr. Smith’s base salary, including accrued vacation, and his annual bonus through the remaining employment period (October 27, 2012). In addition, stock options owned by Mr. Smith that were outstanding at the date of his death were immediately vested under the terms of the contract. Accordingly, the Company recognized a pre-tax expense of $5.2 million during the third quarter of 2009. The amount related to base salary, vacation and bonus, including related payroll taxes, which totaled $4.3 million, of which $434,000 had been previously accrued. The acceleration of the vesting increased non-cash expenses by $1.3 million.

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

Liquidity and Capital Resources

Cash flows provided by (used in) operations by type of activity were as follows:

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Operating activities	$107,160	$136,412	$40,677
Investing activities	(72,950)	(44,325)	(49,527)
Financing activities	14,634	13,436	(100,075)

	48,844	105,523	(108,925)
Effect of exchange rate changes on cash activities	(786)	(3,683)	3,145

Increase (decrease) in cash and cash equivalents	$48,058	$101,840	$(105,780)

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

During 2010, the Company generated $107.2 million of cash from operations as compared to $136.4 million for the same period in 2009. The primary reason for the decrease was the changes in operating assets and liabilities during 2010 as compared to the same period in 2009. Cash totaling approximately $20.7 million was utilized during 2010 from changes in operating assets and liabilities, compared to a $13.7 million that was provided during the same period in 2009. The decrease in operating assets and liabilities during 2010 primarily reflected an increase of $28.8 million in trade receivables, resulting primarily from an increase in 2010 revenues. Prepaid and other assets increased by $6.5 million in 2010 primarily due to the settlement between the Company and the State of Rio de Janeiro, Brazil for prepaid state taxes on the importation of future goods. Inventory decreased by $7.3 million primarily due to reductions in work in progress. Trade accounts payable and accrued expenses increased by $10.0 million primarily due to increases in accounts payable for the contractual obligation for Mr. Reimert’s termination of employment ($4.9 million) and ongoing facilities construction.

Capital expenditures by the Company were $74.8 million, $44.7 million and $50.1 million in 2010, 2009 and 2008, respectively. Capital expenditures in 2010, 2009 and 2008 included expanding manufacturing facilities in the Asia Pacific, Eastern and Western Hemispheres and increased expenditures on machinery and equipment and running tools due to expanded operations. The capital expenditures for 2010 were primarily $49.1 million for facilities, $10.7 million for machinery and equipment, $6.9 million for running tools, $4.7 million for land and improvements and other expenditures of $3.4 million. Principal payments on long-term debt were approximately $700,000, $700,000 and $800,000 in 2010, 2009 and 2008, respectively.

In October 2009, Dril-Quip Asia Pacific Pte Ltd, a wholly owned subsidiary of Dril-Quip, Inc. entered into an agreement for the construction of a new manufacturing facility in Singapore valued at SGD46.5 million (USD36.3 million as of December 31, 2010).

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

The following table presents long-term contractual obligations of the Company and the related payments, excluding the effects of interest due, in total and by year as of December 31, 2010:

	Payments due by year
Contractual Obligations	2011	2012	2013	2014	2015	After 2015	Total
	(In thousands)
Long-term debt and capital leases	$268	$39	$11	$5	$3	$—	$326
Operating lease obligations (1)	6,936	4,111	371	288	252	2,542	14,500
Estimated interest payments (2)	1	—	—	—	—	—	1

Total	$7,205	$4,150	$382	$293	$255	$2,542	$14,827

(1)	Includes certain minimum lease obligations for investments in machinery, leasehold improvements and buildings.
(2)	Interest rates for leases were calculated using the interest portion of the lease payment. Interest payments for variable rate debt were calculated using the interest rate and exchange rate in effect at December 31, 2010.

Dril-Quip (Europe) Limited has a term credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately USD6.2 million as of December 31, 2010). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 0.50% at December 31, 2010, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at December 31, 2010 and 2009 was approximately USD207,000 and USD865,000, respectively. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

In addition to the above, the Company has issued purchase orders in the ordinary course of business for the purchase of goods and services. These purchase orders are enforceable and legally binding. However, none of the Company’s purchase obligations call for deliveries of goods or services for time periods in excess of one year.

The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements in 2011. However, any significant future declines in hydrocarbon prices could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be available and more than adequate to meet such requirements.

Backlog

Backlog consists of firm customer orders for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $627 million, $563 million and $603 million at December 31, 2010, 2009 and 2008, respectively. This represents an increase of approximately $64 million, or 11%, from 2009 to 2010 and an increase of approximately $24 million, or 4%, from 2008 to 2010. The Company expects to fill approximately 68% of the December 31, 2010 backlog by December 31, 2011. The remaining backlog at December 31, 2010 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. The backlog amount at December 31, 2009 and 2008 excludes $27 million related to the MPF contract which was resolved in 2010 as described in Note 9 of Notes to Consolidated Financial Statements.

The Company can give no assurance that its backlog will remain at current levels. Sales of the Company’s products are affected by prices for oil and natural gas, which may fluctuate significantly. Additional future declines in oil and natural gas prices and production or additional regulatory provisions could reduce new customer orders, possibly causing a decline in the Company’s future backlog. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

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

Currency Risk

Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling (“GBP”) in the Eastern Hemisphere and the Brazilian real (“BRL”) in Brazil. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 2010, 2009 and 2008, the Company had, net of income taxes, transaction gains of $1.0 million and $3.4 million and transaction losses of $1.5 million, respectively. The gain in 2010 was primarily due to the weakening of the U.S. dollar compared to the Brazilian real, partially offset by the strengthening of the U.S. dollar compared to the British pound sterling. The gain in 2009 was primarily due to the weakening of the U.S. dollar compared to the British pound sterling and the Brazilian real. The loss in 2008 was primarily due to strengthening of the U.S. dollar compared to the British pound sterling and the Brazilian real.

There is no assurance that the Company will be able to protect itself against such fluctuations in the future. Historically, the Company has not conducted business in countries that limit repatriation of earnings. However, as the Company expands its international operations, it may begin operating in countries that have such limitations. Further, there can be no assurance that the countries in which the Company currently operates will not adopt policies limiting repatriation of earnings in the future. The Company also has significant investments in countries other than the United States, principally its manufacturing operations in Aberdeen, Scotland, Singapore, Brazil and, to a lesser extent, Norway. The functional currency of these foreign operations is the local currency except for Singapore, where the U.S. dollar is used. Financial statement assets and liabilities are translated at the end of the period exchange rates. Resulting translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flow.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America under guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The preparation of the consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes the following accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2010 and 2009, trade receivables included $26.5 million and $24.8 million of unbilled receivables, respectively. During 2010, there were 19 projects representing approximately 19% and 23% of the Company’s total revenues and product revenues, respectively, which were accounted for using percentage-of-completion accounting, compared to 17 projects during 2009 representing approximately 13% of the Company’s total revenues and 16% of product revenues, respectively.

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

The recognition of service revenue is the same for all products, including those accounted for under the percentage-of-completion method. The Company does not install products for its customers, but it does provide technical advisory assistance. At the time of delivery of the product, the customer is not obligated to buy or rent the Company’s running tools and the Company is not obligated to perform any subsequent services related to installation. Technical advisory assistance service revenue is recorded at the time the service is rendered. Service revenues associated with the rental of running and installation tools are recorded as earned. Rework and reconditioning service revenues are recorded when the refurbishment process is complete.

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

Inventories . Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $24.9 million and $24.2 million have been established as of December 31, 2010 and 2009, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.

New Accounting Standards

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-17, Revenue Recognition—Milestone Method (Topic 605). This ASU applies to the milestone method of revenue recognition for research and development transactions. These types of arrangements include payment provisions whereby a portion of the consideration is contingent upon achieving a specific result from research and development efforts. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard update will not have a material impact on the Company’s consolidated financial statements or the Company’s revenue recognition policy.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase transparency in financial reporting. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early application is permitted. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial statements or the Company’s revenue recognition policy.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (Topic 605), (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered in fiscal years beginning on or after June 15, 2010. The adoption of this accounting standard update will not have a material impact on the Company’s consolidated financial statements or the Company’s revenue recognition policy.

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

The Company uses a sensitivity analysis model to measure the impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would have resulted in a decrease in revenues of approximately $22 million and a decrease in net income of approximately $6 million over the year ended December 31, 2010. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

Interest Rate Risk

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Company has a loan that requires the Company to pay interest at a floating rate. This floating-rate obligation exposes the Company to the risk of increased interest expense in the event of increases in the short-term interest rates. Based upon the December 31, 2010 balance of approximately $207,000 related to this floating rate obligations, each 1.0% rise in interest rates would result in additional annual interest expense to the Company of approximately $2,100, or $525 per quarter.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

BDO USA, LLP, the independent registered public accounting firm, which audited the consolidated financial statements included in the Annual Report on Form 10-K, has also issued an attestation on our internal control over financial reporting, and their report is set forth on page 43.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dril-Quip, Inc.

Houston, Texas

We have audited Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dril-Quip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 8. Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dril-Quip, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dril-Quip, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Houston, Texas

February 25, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dril-Quip, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dril-Quip, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2011, expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Houston, Texas

February 25, 2011

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Revenues:
Products	$486,050	$456,022	$453,315
Services	80,201	84,182	89,456

Total revenues	566,251	540,204	542,771
Cost and expenses:
Cost of sales:
Products	272,619	260,780	260,626
Services	49,988	49,513	51,673

Total cost of sales	322,607	310,293	312,299
Selling, general and administrative	61,069	55,474	62,390
Engineering and product development	29,202	27,173	26,369
Special items	14,660	5,224	—

	427,538	398,164	401,058

Operating income	138,713	142,040	141,713
Interest income	321	507	3,453
Interest expense	(131)	(156)	(182)

Income before income taxes	138,903	142,391	144,984
Income tax provision	36,677	37,250	39,399

Net income	$102,226	$105,141	$105,585

Earnings per common share:
Basic	$2.57	$2.68	$2.65

Diluted	$2.55	$2.66	$2.62

Weighted average common shares outstanding:
Basic	39,828	39,164	39,918

Diluted	40,060	39,538	40,292

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$245,850	$197,792
Trade receivables, net	158,894	130,816
Inventories, net	243,432	251,357
Deferred income taxes	21,942	18,103
Prepaids and other current assets	18,131	18,473

Total current assets	688,249	616,541
Property, plant and equipment, net	247,158	194,703
Other assets	13,144	6,002

Total assets	$948,551	$817,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,149	$24,828
Current maturities of long-term debt	268	723
Accrued income taxes	1,985	8,514
Customer prepayments	48,889	47,214
Accrued compensation	11,899	10,751
Other accrued liabilities	17,139	12,595

Total current liabilities	111,329	104,625
Long-term debt, net of current maturities	58	316
Deferred income taxes	9,150	7,220

Total liabilities	120,537	112,161

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,041,746 and 39,658,524 issued and outstanding at December 31, 2010 and 2009, respectively	400	396
Additional paid-in capital	151,418	129,528
Retained earnings	685,513	583,287
Foreign currency translation adjustment	(9,317)	(8,126)

Total stockholders’ equity	828,014	705,085

Total liabilities and stockholders’ equity	$948,551	$817,246

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Operating activities
Net income	$102,226	$105,141	$105,585
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,875	17,997	16,854
Stock-based compensation expense	4,960	3,975	3,181
Gain on sale of equipment	(214)	(132)	(102)
Deferred income taxes	(1,933)	(5,540)	(1,297)
Special items—non-cash	1,979	1,272	—
Changes in operating assets and liabilities:
Trade receivables, net	(28,746)	51,461	(46,853)
Inventories, net	7,257	(19,280)	(62,139)
Prepaids and other assets	(6,468)	(5,909)	773
Excess tax benefits of stock option exercises	(2,770)	(7,833)	(399)
Trade accounts payable and accrued expenses	9,994	(4,740)	25,074

Net cash provided by operating activities	107,160	136,412	40,677
Investing activities
Purchase of property, plant, and equipment	(74,815)	(44,749)	(50,134)
Proceeds from sale of equipment	1,865	424	607

Net cash used in investing activities	(72,950)	(44,325)	(49,527)
Financing activities
Repurchase of common stock	—	—	(100,038)
Principal payments on long-term debt	(679)	(695)	(812)
Proceeds from exercise of stock options	12,543	6,298	376
Excess tax benefits of stock option exercises	2,770	7,833	399

Net cash provided by (used in) financing activities	14,634	13,436	(100,075)
Effect of exchange rate changes on cash activities	(786)	(3,683)	3,145

Increase (decrease) in cash and cash equivalents	48,058	101,840	(105,780)
Cash and cash equivalents at beginning of year	197,792	95,952	201,732

Cash and cash equivalents at end of year	$245,850	$197,792	$95,952

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustment	Total
	(In thousands)
Balance at December 31, 2007	$408	$205,835	$372,561	$13,691	$592,495

Translation adjustment	—	—	—	(42,561)	(42,561)
Net income	—	—	105,585	—	105,585

Comprehensive income	—	—	—	—	63,024
Options exercised (28,812 shares)	—	376	—	—	376
Stock-based compensation	—	3,181	—	—	3,181
Treasury stock (1,799,928 shares)	(18)	(100,020)	—	—	(100,038)
Excess tax benefits—stock options	—	412	—	—	412

Balance at December 31, 2008	390	109,784	478,146	(28,870)	559,450

Translation adjustment	—	—	—	20,744	20,744
Net income	—	—	105,141	—	105,141

Comprehensive income	—	—	—	—	125,885
Options exercised (635,927 shares)	6	6,292	—	—	6,298
Stock-based compensation	—	3,975	—	—	3,975
Special items—stock-based compensation	—	1,272	—	—	1,272
Excess tax benefits—stock options	—	8,205	—	—	8,205

Balance at December 31, 2009	396	129,528	583,287	(8,126)	705,085

Translation adjustment	—	—	—	(1,191)	(1,191)
Net income	—	—	102,226	—	102,226

Comprehensive income	—	—	—	—	101,035
Options exercised (383,222 shares)	4	12,539	—	—	12,543
Stock-based compensation	—	4,960	—	—	4,960
Special items—stock-based compensation	—	1,979	—	—	1,979
Excess tax benefits—stock options	—	2,412	—	—	2,412

Balance at December 31, 2010	$400	$151,418	$685,513	$(9,317)	$828,014

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; Dril-Quip do Brasil LTDA (DQB), located in Macae, Brazil; and Dril-Quip Holdings Pty Ltd. (DQH), located in Perth, Australia. Dril-Quip (Nigeria) Ltd. is located in Port Harcourt, Nigeria, and Dril-Quip Egypt for Petroleum Services S.A.E. is located in Alexandria, Egypt. Dril-Quip Oilfield Services (Tianjin) Co. Ltd. (DQT) is located in Tianjin, China.

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

Trade Receivables

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience combined with a specific review of each customer’s outstanding trade receivable balance. Management believes that the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance. The following is a summary of activity relating to the allowance for doubtful accounts for the years ended December 31, 2008, 2009 and 2010:

In thousands
Balance at December 31, 2007	$2,312
Charges to costs and expenses	1,937
Recoveries/write-offs	(742)

Balance at December 31, 2008	3,507
Charges to costs and expenses	1,333
Recoveries/write-offs	(2,173)

Balance at December 31, 2009	2,667
Charges to costs and expenses	455
Recoveries/write-offs	(1,671)

Balance at December 31, 2010	$1,451

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $24.9 million and $24.2 million were recorded as of December 31, 2010 and 2009, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to be generated by the asset, an impairment charge is recognized by reflecting the asset at its fair value. No impairment of long-lived assets existed at December 31, 2010.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. As of December 31, 2010 and 2009, receivables included $26.5 million and $24.8 million of unbilled receivables, respectively. For the year ended December 31, 2010, there were 19 projects representing approximately 19% of the Company’s total revenues and approximately 23% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 17 projects during 2009 which represented 13% of the Company’s total revenue and 16% of its product revenues.

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

The recognition of service revenue is the same for all products, including those accounted for under the percentage-of-completion method. The Company does not install products for its customers, but it does provide technical advisory assistance. At the time of delivery of the product, the customer is not obligated to buy or rent the Company’s running tools and the Company is not obligated to perform any subsequent services relating to installation. Technical advisory assistance service revenue is recorded at the time the service is rendered. Service revenues associated with the rental of running and installation tools are recorded as earned. Rework and reconditioning service revenues are recorded when the refurbishment process is complete.

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

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates except for revenues and expenses, which are translated at average monthly rates. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows. These adjustments amounted to a decrease of $1.2 million in 2010, an increase of $20.7 million in 2009 and a decrease of $42.6 million in 2008. The translation adjustment decrease in 2010 resulted primarily from the weakening of the U.S. dollar compared to the Brazilian real partially offset by the strengthening of the U.S. dollar compared to the British pound sterling. The translation adjustment increase in 2009 resulted primarily from the weakening of the U.S. dollar compared to the British pound sterling and the Brazilian real. The translation adjustment decrease in 2008 resulted primarily from the strengthening of the U.S. dollar compared to the British pound sterling and the Brazilian real during the latter half of 2008.

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange gains (losses) were approximately $1.0 million in 2010, $3.4 million in 2009, and ($1.5) million in 2008, net of income taxes. These amounts are included in selling, general and administrative costs in the Consolidated Statements of Income on a pre-tax basis.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed considering the dilutive effect of stock options using the treasury stock method.

Reclassifications

Certain reclassifications have been made to prior year amounts and related footnotes to conform to current year presentation.

New Accounting Standards

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-17, Revenue Recognition—Milestone Method (Topic 605). This ASU applies to the milestone method of revenue recognition for research and development transactions. These types of arrangements include payment provisions whereby a portion of the consideration is contingent upon achieving a specific result from research and development efforts. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard update will not have a material impact on the Company’s consolidated financial statements or the Company’s revenue recognition policy.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and thus, increase transparency in financial reporting. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (Topic 605), (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered in fiscal years beginning on or after June 15, 2010. The adoption of this accounting standard update will not have a material impact on the Company’s consolidated financial statements or the Company’s revenue recognition policy.

3. Inventories

Inventories consist of the following:

	December 31,
	2010	2009
	(In thousands)
Raw materials and supplies	$46,675	$50,853
Work in progress	52,556	74,956
Finished goods	169,149	149,749

	268,380	275,558
Less: allowance for obsolete and excess inventory	(24,948)	(24,201)

	$243,432	$251,357

Summary of allowance for obsolete and excess inventory:

In thousands
Balance at December 31, 2007	$19,227
Charges to costs and expenses	2,378
Write-offs of inventory	(776)

Balance at December 31, 2008	20,829
Charges to costs and expenses	3,942
Write-offs of inventory	(570)

Balance at December 31, 2009	24,201
Charges to costs and expenses	1,933
Write-offs of inventory	(1,186)

Balance at December 31, 2010	$24,948

4. Property, Plant and Equipment

Property, plant and equipment consists of:

	Estimated Useful Lives	December 31,
		2010	2009
		(In thousands)
Land and improvements	10-25 years	$25,722	$20,839
Buildings	15-40 years	153,215	103,713
Machinery, equipment and other	3-10 years	239,204	224,956

		418,141	349,508
Less accumulated depreciation		(170,983)	(154,805)

		$247,158	$194,703

5. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2010	2009
	(In thousands)
Bank financing	$207	$865
Equipment financing agreements	119	174

	326	1,039
Less current portion	(268)	(723)

	$58	$316

Dril-Quip (Europe) Limited has a term credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of U.K. Pounds Sterling 4.0 million (approximately USD6.2 million at December 31, 2010). Borrowing under this facility bears interest at the Bank of Scotland base rate, which was 0.50% at December 31, 2010, plus 1%, and is repayable in 120 equal monthly installments, plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at December 31, 2010 and 2009 was approximately USD207,000 and USD865,000, respectively. The facility is secured by land and buildings in Aberdeen, Scotland and contains no restrictive financial covenants.

Interest paid on long-term debt for the years ended December 31, 2010, 2009 and 2008 was $8,500, $21,700 and $132,000 respectively. Scheduled maturities of long-term debt are as follows: 2011-$268,000; 2012-$39,000; 2013-$11,000; 2014-$5,000; 2015-$3,000; and none thereafter.

6. Income Taxes

In accordance with ASC 740-10, the Company is required to recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The standard provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2010, which are the years ended December 31, 2004 through December 31, 2010. The Company has occasionally been assessed interest or penalties by major tax jurisdictions; these assessments historically have not materially impacted the Company’s financial results. In accordance with the Company’s accounting policy, both before and after adoption of ASC Topic 740-10, interest expense assessed by tax jurisdictions is included with interest expense and assessed penalties are included in selling, general and administrative expenses.

Income before income taxes consisted of the following:

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Domestic	$70,702	$52,203	$72,515
Foreign	68,201	90,188	72,469

Total	$138,903	$142,391	$144,984

The income tax provision (benefit) consists of the following:

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Current:
Federal	$25,122	$22,181	$25,342
Foreign	13,465	20,750	14,844

Total current	38,587	42,931	40,186
Deferred:
Federal	(3,232)	(5,371)	(1,843)
Foreign	1,322	(310)	1,056

Total deferred	(1,910)	(5,681)	(787)

	$36,677	$37,250	$39,399

The difference between the effective income tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	Year ended December 31,
	2010	2009	2008
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	(5.7)	(5.7)	(4.5)
Foreign development tax incentive	(0.8)	(2.1)	(2.0)
Manufacturing benefit	(1.4)	(0.7)	(1.1)
Other	(0.7)	(0.3)	(0.2)

Effective income tax rate	26.4%	26.2%	27.2%

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

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Inventory	$7,120	$5,489
Inventory reserve	5,701	5,210
Allowance for doubtful accounts	397	656
Reserve for accrued liabilities	690	1,420
Stock options	5,385	3,431
Other	2,649	1,897

Total deferred tax assets	21,942	18,103
Deferred tax liability:
Property, plant and equipment	(9,150)	(7,220)

Net deferred tax asset	$12,792	$10,883

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. The estimate of undistributed earnings of the Company’s foreign subsidiaries amounted to $310 million as of December 31, 2010. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

The Company paid $34.1 million, $37.8 million and $40.5 million in income taxes in 2010, 2009 and 2008, respectively.

7. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2010	2009
	(In thousands)
Payroll taxes	$2,818	$2,443
Property, sales and other taxes	4,292	130
Commissions payable	1,142	2,179
Accrued project costs	396	2,614
Accrued vendor costs	5,659	1,965
Other	2,832	3,264

Total	$17,139	$12,595

8. Employee Benefit Plans

The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense was $2.8 million, $3.1 million and $3.0 million in 2010, 2009 and 2008, respectively.

9. Commitments and Contingencies

The Company leases certain offices, shop and warehouse facilities, automobiles and equipment. The Company expenses all lease payments when incurred. Total lease expense incurred was $3.3 million, $3.1 million and $2.6 million in 2010, 2009 and 2008, respectively. Future annual minimum lease commitments, including required leasehold improvements, at December 31, 2010 are as follows: 2011—$7.2 million; 2012—$4.1 million; 2013—$0.4 million; 2014—$0.3 million; 2015—$0.3 million; and thereafter—$2.5 million.

In November 2007, the Company entered into a lease agreement in Singapore for approximately 11 acres of vacant land. The lease term is 30 years and the Company elected to make a lump sum payment for the entire lease. In addition, under the terms of the lease, the Company is obligated to make certain minimum investments in machinery, leasehold improvements and buildings by November 2012.

In October 2009, the Company entered into an agreement for the construction of a manufacturing facility in Singapore. The agreement is valued at SGD46.5 million (approximately USD36.3 million as of December 31, 2010). The expected construction term is 16 months and is followed by a maintenance term of 12 months. As of the end of 2010, the Company had incurred costs of SGD39.2 million (approximately USD29.2 million).

In 2006, the Company entered into a contract in the amount of approximately $47 million with MPF Corp. Ltd. (“MPF”), pursuant to which the Company agreed to construct risers and related equipment to be installed on an offshore drillship being constructed for MPF. In September 2008, MPF and its affiliates filed a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (Case No. 08-36084). At the time of the bankruptcy filing, the Company had recognized approximately $20 million in revenues under the contract and had received payments of approximately $16 million. In April 2010, the Company, MPF and a new third-party buyer signed an amendment to the original contract and a novation agreement, pursuant to which the third party, MPF and the Company agreed that the third party would assume the contract. The novation agreement was approved by the bankruptcy court on June 8, 2010 and became effective on July 20, 2010. Under the amended contract, the new third party is required to pay for modifications, unpaid invoices, interest and other incidental costs. As a result, the total value of the contract has increased from approximately $47 million to approximately $50 million. All unpaid invoices and obligations due as of December 31, 2010 have been paid.

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP Exploration & Production, Inc. (“BP”), sank after an explosion and fire that began on April 20, 2010. The Company is a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s U.S. Gulf of Mexico operations, and the Company’s wellhead and certain of its other equipment were in use on the Deepwater Horizon at the time of the incident. A moratorium was placed on offshore deepwater drilling on May 28, 2010 in the U.S. Gulf of Mexico and was lifted on October 12, 2010. During the pendency of the moratorium, the Bureau of Ocean Energy Management, Regulation and Enforcement of the U.S. Department of the Interior (the “BOEM”) issued various new regulations intended to improve offshore safety systems and environmental protection. These new regulations increased the complexity of the drilling permit process and resulted in delays for the receipt of drilling permits relative to past experience. The Company is currently unable to quantify the extent of the impact that the U.S. Gulf of Mexico drilling moratorium and subsequent delay in the issuance of permits will have on its future revenues.

Revenues associated with the U.S. Gulf of Mexico totaled approximately 39% of our worldwide revenues during 2010. Although the Company believes that the drilling moratorium and permitting delays will have little or no impact on revenues related to sales of its offshore rig equipment, the drilling moratorium and permitting delays could have a significant adverse impact on revenues related to subsea equipment, and, to a lesser extent, surface equipment revenues, in 2011. The Company believes that the U.S. Gulf of Mexico service revenues (which were approximately 4.6% of the Company’s total revenues during 2010) could be substantially negatively impacted in 2011 by the permitting delays related to the drilling moratorium. The Company’s service revenues in the U.S. Gulf of Mexico declined significantly each quarter since the first quarter of 2010, generally as a result of the drilling moratorium and related permitting delays. Accordingly, the Company will continue to monitor the effects of the drilling moratorium and permitting delays on its ongoing business operations.

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

Investigations into the incident are being conducted by the Departments of Homeland Security, Interior and Justice, the U.S. Chemical Safety and Hazard Investigation Board and the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling. The Company has been designated as a party-in-interest, received requests for certain information and has provided testimony in connection with the joint investigation being conducted by the Departments of Homeland Security and Interior. The Company has also received requests to preserve information from the joint investigation team, the Department of Justice and the U.S. Chemical

Investigation and Hazardous Incident Board. While the focus of some of these investigations is to develop options for guarding against future oil spills associated with offshore drilling, the Department of Justice has announced that it is reviewing, among other criminal statutes, The Clean Water Act, which carries civil penalties and fines as well as criminal penalties, The Oil Pollution Act of 1990, which can be used to hold parties liable for cleanup costs and reimbursement for government efforts, and The Migratory Bird Treaty Act of 1918 and Endangered Species Act of 1973, which provide penalties for injury and death to wildlife and bird species.

The Company has been named, along with other unaffiliated defendants, in nine class action lawsuits and nine other lawsuits arising out of the Deepwater Horizon incident. These actions were filed against the Company between April 28, 2010 and January 17, 2011. As of February 22, 2011, sixteen of the lawsuits have been consolidated, along with hundreds of other lawsuits not directly involving the Company, in the multi-district proceeding In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010 (“MDL Proceeding”), and are pending in the federal court for the Eastern District of Louisiana. The remaining two cases are pending in the federal courts for the Southern District of Alabama and the Northern District of Alabama. The lawsuits generally allege, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability and/or property damages and generally seek awards of unspecified economic, compensatory and punitive damages and/or declaratory relief.

The judge presiding over the MDL Proceeding is also presiding over a separate proceeding filed by affiliates of Transocean Ltd. (“Transocean”) under the Limitation of Liability Act (“Limitation Action”) in the federal court for the Eastern District of Louisiana. In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Deepwater Horizon incident to the value of its rig and freight. On February 18, 2011, Transocean impleaded the Company in the Limitation Action. The procedural effect of Transocean’s action is to make the Company a defendant in any of the actions consolidated in the MDL Proceeding where the plaintiffs file or have filed a claim in the Limitation Action. However, at this time there are no new allegations against the Company as a result of Transocean’s action, and the Company is entitled to assert all the defenses available to it in the actions to which it was already a party.

The Company intends to vigorously defend any litigation, fine and/or penalty relating to the Deepwater Horizon incident. Accordingly, no liability has been accrued in conjunction with these matters.

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

The Company is continuing to assess its rights to indemnification from BP’s affiliate and other parties for potential claims and expenses arising from the Deepwater Horizon incident under the Company’s existing contract with the affiliate of BP. The Company’s indemnity rights under the contract cover potential claims for personal injury, property damage and the control and removal of pollution or contamination, except for, among other things, claims brought by employees of the Company and claims brought by third parties to the extent the Company is at fault or as a result of a defect in the Company’s products. Under the contract, the Company has generally agreed to indemnify BP and its affiliates for claims for personal injury of the Company’s employees or subcontractors, for claims brought by third parties to the extent the Company is at fault, and for claims resulting from pollution or contamination as a result of a defect in the Company’s products. The Company’s indemnification obligation for pollution or contamination arising from a defect in the Company’s products is limited to $5 million under the contract. To the extent that BP’s other contractors performing work on the well agreed in their contracts with BP to indemnify the Company for claims of personal injury of such contractor’s employees or subcontractors as well as for claims of damages to their property, the Company has entered into a reciprocal agreement to indemnify those other contractors.

The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and dependency on the condition of the oil and gas industry. Additionally, products of the Company are used in potentially hazardous drilling, completion, and production applications that can cause personal injury, product liability, and environmental claims. Although exposure to such risk has not resulted in any significant problems in the past, there can be no assurance that ongoing and future developments will not adversely impact the Company.

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with assessments collectively valued at approximately BRL24.4 million (approximately USD14.6 million as of January 2011) from the State of Rio de Janiero, Brazil, to disallow the netting of certain importation taxes against exportation taxes of goods taken in prior years. The Company believes that its subsidiary should not be subject to the disallowances and is vigorously contesting the assessments in the Brazilian administrative systems. At this time, the ultimate disposition of this matter cannot be determined and therefore, it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its operations, financial position or cash flows.

The Company is also involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal action, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s operations, financial position or cash flows.

In the United States, the Company is primarily self-insured for employee health and dental costs, but has stop-loss insurance coverage to limit per-incident and aggregate liability. The accrual for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company believes that adequate accruals are maintained to cover its potential medical liability. The majority of the Company’s other locations are covered by national health insurance plans.

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

11. Geographic Segments

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Revenues
Western Hemisphere
Products	$273,747	$220,171	$224,816
Services	36,587	37,014	43,065
Intercompany	50,447	67,546	64,418

Total	$360,781	$324,731	$332,299

Eastern Hemisphere
Products	$130,764	$166,181	$154,226
Services	30,435	36,053	34,732
Intercompany	2,489	1,765	1,858

Total	$163,688	$203,999	$190,816

Asia-Pacific
Products	$81,539	$69,670	$74,273
Services	13,179	11,115	11,659
Intercompany	2,488	3,397	7,714

Total	$97,206	$84,182	$93,646

Summary
Products	$486,050	$456,022	$453,315
Services	80,201	84,182	89,456
Intercompany	55,424	72,708	73,990
Eliminations	(55,424)	(72,708)	(73,990)

Total	$556,251	$540,204	$542,771

Income (loss) before income taxes
Western Hemisphere	$63,987	$63,839	$69,319
Eastern Hemisphere	29,773	45,939	35,509
Asia-Pacific	35,071	35,061	33,592
Eliminations	10,072	(2,448)	6,564

Total	$138,903	$142,391	$144,984

Total Long-Lived Assets
Western Hemisphere	$179,392	$158,210	$147,460
Eastern Hemisphere	36,924	27,214	22,892
Asia-Pacific	46,535	18,029	16,402
Eliminations	(2,549)	(2,748)	(20,419)

Total	$260,302	$200,705	$166,335

Total Assets
Western Hemisphere	$593,648	$518,475	$465,797
Eastern Hemisphere	185,903	158,112	125,497
Asia-Pacific	191,715	147,644	120,943
Eliminations	(22,715)	(6,985)	(31,628)

Total	$948,551	$817,246	$680,609

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

In 2010, one customer, Keppel Fels, accounted for approximately 13% of the Company’s revenues. In 2009, one customer, ConocoPhillips, accounted for approximately 10% of the Company’s total revenues. In 2008 no single customer accounted for more than 10% of the Company’s revenues.

12. Employee Stock Option Plan and Awards

On September 19, 1997, the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan (as amended, the “1997 Plan”) and the Company reserved 3,400,000 shares of Common Stock for use in connection with the 1997 Plan. During 2001, the Company reserved an additional 1,400,000 shares for use in connection with the 1997 Plan. Some options remain outstanding under the 1997 Plan; however, no additional grants will be awarded under this plan. On May 13, 2004, the Company’s stockholders approved the 2004 Incentive Plan of Dril-Quip, Inc. (the “2004 Plan”), which reserved up to 2,696,294 shares of Common Stock to be used in connection with the 2004 Plan. Persons eligible for awards under the 1997 Plan and 2004 Plan are employees holding positions of responsibility with the Company or any of its subsidiaries. Options granted under the 1997 Plan and the 2004 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant.

The fair value of stock options granted is estimated on the grant date using the Black-Scholes option pricing model. The expected life is based on the Company’s historical trends, and volatility is based on the expected life of the options. The risk-free interest rate is based on U.S. Treasury yield curve at the grant date. The Company does not pay dividends and, therefore, there is no dividend yield.

On October 28, 2010, October 28, 2009 and October 28, 2008, the Company granted options to purchase 237,484; 243,470 and 408,123 shares, respectively, of Common Stock pursuant to the 2004 Plan to certain officers and employees. The following table presents the assumptions used in the option pricing model.

	2010	2009	2008
Expected life (years)	5.8	6.2	6.3
Volatility	50.1%	48.8%	46.2%
Risk-free interest rate	1.23%	2.37%	2.75%
Dividend yield	0.0%	0.0%	0.0%
Fair value of each option	$31.76	$24.22	$10.23

Option activity for the year ended December 31, 2010 was as follows:

	Number of Options	Weighted Average Price	Aggregate intrinsic value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2009	1,202,440	$35.74
Granted	237,484	66.93
Exercised	(383,222)	32.72
Forfeited	—	—

Outstanding at December 31, 2010	1,056,702	$43.87	$35.8	7.81

Exercisable at December 31, 2010	521,977	$37.55	$21.0	6.77

The total intrinsic value of stock options exercised in 2010, 2009 and 2008 was $13.1 million, $24.9 million and $1.3 million, respectively. The income tax benefit realized from stock options exercised was $4.6 million for the year ended December 31, 2010.

Stock-based compensation is recognized as selling, general and administrative expense in the accompanying Consolidated Statements of Income. During the years ended December 31, 2010, 2009 and 2008, stock-based compensation expense totaled $5.0 million, $4.0 million and $3.2 million, respectively. Stock option expense for 2009 excludes $1.3 million for the accelerated vesting of Mr. Smith’s remaining options upon his death. Stock option expense for 2010 excludes $2.0 million for the early vesting of Mr. Reimert’s options, which vested upon the termination of his employment. Both of these expenses are included in Special items on the Consolidated Statements of Income and are discussed in Note 15 of Notes to Consolidated Financial Statements. No stock-based compensation expense was capitalized during 2010, 2009 or 2008.

Options granted to employees vest over four years and the Company recognizes compensation expense on a straight-line basis over the vesting period of the options. At December 31, 2010, there was $12.0 million of total unrecognized compensation expense related to nonvested stock options. This expense is expected to be recognized over a weighted average of 2.0 years.

The following table summarizes information for equity compensation plans in effect as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,056,702	$43.87	1,286,498
Equity compensation plans not approved by stockholders	0	not applicable	0

Total	1,056,702	$43.87	1,286,498

13. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation as required by ASC Topic 260.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Net income	$102,226	$105,141	$105,585

Weighted average common shares outstanding	39,828	39,164	39,918
Effect of dilutive securities—stock options	232	374	374

Total shares and dilutive securities	40,060	39,538	40,292

Basic earnings per common share	$2.57	$2.68	$2.65

Diluted earnings per common share	$2.55	$2.66	$2.62

Weighted average number of stock options with an exercise price greater than average market price for the period	284	294	576

14. Common Stock

In May 2008, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company could repurchase up to $100 million of its Common Stock. At the end of 2008, the Company had repurchased 1,799,928 shares at an average price of $55.58 per share (including commissions) for a total of approximately $100 million. All repurchased shares were retired by September 30, 2008.

15. Special Items

In August 2007, the Company’s Brazilian subsidiary was served with assessments collectively valued at approximately BRL23.3 million (approximately USD13.1 million as of March 2010) from the State of Rio de Janeiro, Brazil, to collect a state tax on the importation of goods. Since 2007, the Company has vigorously contested the assessments in the Brazilian administrative and judicial systems. While pending, the amount of interest, penalties and monetary restatement of fees on the tax assessments continued to accrue and totaled approximately BRL35.4 million (approximately USD19.9 million) as of March 2010.

Under the terms of an amnesty law enacted by the State of Rio de Janeiro in January 2010, the Company settled the pending assessments in March 2010 in the amount of BRL21.7 million (approximately USD12.2 million as of March 2010), pursuant to which all penalties were waived and accrued interest was reduced by 45%.

In December 2010, the Company’s Brazilian subsidiary was served with additional assessments collectively valued at approximately BRL7.2 million (approximately USD4.3 million as of December 2010) from the State of Rio de Janeiro, Brazil, to collect the remaining state tax on the importation of goods. The Company settled and paid the additional assessment with a 50% reduction in penalty for approximately BRL6.5 million (approximately USD3.9 million as of December 2010).

Of the total amount paid of BRL28.2 million, BRL13.8. million (approximately USD7.8 million as of December 2010) is reflected in “Special Items” on the Consolidated Statements of Income for the year ended December 31, 2010. The remaining BRL14.4 million (approximately USD8.6 million as of December 2010) is considered a prepaid tax that the Company’s Brazilian subsidiary will utilize to offset future liabilities for state taxes on the importation of goods over the next five years. Currently, the Company’s Brazilian subsidiary is in the process of having these tax credits certified by the State of Rio de Janeiro. If the certification of the tax credits is not made in a timely manner, the Company’s usage of these tax credits against future import tax liabilities could be impaired.

In December 2010, Larry E. Reimert’s employment as Co-Chief Executive Officer of the Company was terminated effective December 31, 2010 under circumstances entitling him to severance under his employment agreement with the Company. Under the terms of Mr. Reimert’s employment contract, the Company is obligated to pay Mr. Reimert’s base salary and his annual bonus through the remaining employment period (October 27, 2014). In addition, stock options owned by Mr. Reimert that were outstanding at the date of the termination of his employment were immediately vested under the terms of the contract. Accordingly, the Company recognized a pre-tax expense of $6.9 million during the fourth quarter of 2010. The amount related to base salary and bonus, including payroll taxes, which totaled $4.9 million, is reflected in the accounts payable balance on the Consolidated Balance Sheets as of December 31, 2010. The Company intends to pay the amount owed to Mr. Reimert in July 2011. The acceleration of the vesting increased pre-tax non-cash expenses by $2.0 million.

In September 2009, Gary D. Smith, one of the Company’s Co-Chief Executive Officers, unexpectedly passed away. Under the terms of Mr. Smith’s employment contract, the Company was obligated to pay Mr. Smith’s base salary, including accrued vacation, and his annual bonus through the remaining employment period (October 27, 2012). In addition, stock options owned by Mr. Smith that were outstanding at the date of his death were immediately vested under the terms of the contract. Accordingly, the Company recognized a pre-tax expense of $5.2 million during the third quarter of 2009. The amount related to base salary, vacation and bonus, including payroll taxes, which totaled $4.3 million as of September 30, 2010, of which $434,000 had been previously accrued. The acceleration of the vesting increased pre-tax non-cash expenses by $1.3 million.

16. Quarterly Results of Operations (Unaudited):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
	(Unaudited)
2010
Revenues	$142,533	$142,000	$140,123	$141,595
Cost of sales	81,815	79,549	79,421	81,822
Gross profit	60,718	62,451	60,702	59,773
Operating income(1)	34,598	39,323	37,714	27,078
Net income(1)	25,697	27,998	27,657	20,874
Earnings per share:
Basic(2)	$0.65	$0.70	$0.69	$0.52
Diluted(2)	0.64	0.70	0.69	0.52
2009
Revenues	$127,522	$133,186	$138,157	$141,339
Cost of sales	72,017	77,407	78,260	82,609
Gross profit	55,505	55,779	59,897	58,730
Operating income	34,660	36,311	34,434	36,635
Net income	24,671	26,707	25,084	28,679
Earnings per share:
Basic(2)	$0.63	$0.68	$0.64	$0.73
Diluted(2)	0.63	0.68	0.63	0.72

(1)	See discussion of Special Items in Note 15 of Notes to Consolidated Financial Statements.
(2)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 42 of this annual report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2011 Proxy Statement”) for its annual meeting of stockholders to be held on May 11, 2011, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2011 Proxy Statement, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2011 Proxy Statement, which sections are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2011 Proxy Statement, which section is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Public Accounting Firm—Fees” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2011 Proxy Statement, which sections are incorporated herein by reference.

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

(a)(3) Exhibits

Dril-Quip will furnish any exhibit to a stockholder upon payment by the stockholder of the Company’s reasonable expenses to furnish the exhibit.

Exhibit No.	Description

*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	—	Amended and restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated December 21, 2007).

*4.1	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.2 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.2	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement Form S-1 (Registration No. 333-33447)).

*4.3	—	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

*10.1	—	Credit Agreement between Dril-Quip (Europe) Limited and Bank of Scotland dated November 18, 1999 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the Quarter ended March 30, 2000 (SEC File No. 001-13439)).

*+10.2	—	Form of Employment Agreement between the Company and each of Messrs. Reimert and Walker (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009).

*10.3	—	2004 Incentive Plan of Dril-Quip, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2008).

**+10.4	—	Summary of Executive Officer and Non-employee Director Compensation.

*+10.5	—	Consulting Agreement by and between Dril-Quip, Inc. and Larry E. Reimert, dated January 20, 2011 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2011).

Exhibit No.	Description

*10.6	—	Agreement between Dril-Quip Asia Pacific PTE Ltd and Lum Chang Building Contractors PTE Ltd. dated October 16, 2009 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-K filed on February 26, 2010).

**21.1	—	Subsidiaries of the Registrant.

**23.1	—	Consent of BDO USA, LLP.

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

**32.1	—	Section 1350 Certification of J. Mike Walker.

**32.2	—	Section 1350 Certification of Jerry M. Brooks.

***101.INS	—	XBRL Instance Document

***101.SCH	—	XBRL Schema Document

***101.CAL	—	XBRL Calculation Document

***101.LAB	—	XBRL Label Linkbase Document

***101.PRE	—	XBRL Presentation Linkbase Document

***101.DEF	—	XBRL Definition Linkbase Document

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
**	Filed with this Report
***	Furnished with this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2011.

DRIL-QUIP, INC.

By:	/S/ J. MIKE WALKER
J. Mike Walker
Chief Executive Officer and Co-Chairman of the Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ J. MIKE WALKER J. MIKE WALKER	Chief Executive Officer, Co-Chairman of the Board and Director (Principal Executive Officer)	February 25, 2011

/S/ LARRY E. REIMERT LARRY E. REIMERT	Co-Chairman of the Board and Director	February 25, 2011

/S/ JERRY M. BROOKS JERRY M. BROOKS	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/S/ JOHN V. LOVOI JOHN V. LOVOI	Director	February 25, 2011

/S/ L.H. DICK ROBERTSON L.H. DICK ROBERTSON	Director	February 25, 2011

/S/ A.P. SHUKIS A.P. SHUKIS	Director	February 25, 2011