Form 10-Q
period 2011-03-31
DRIL-QUIP INC
filed 2011-05-09
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of May 4, 2011, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 40,057,747.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$268,276	$245,850
Trade receivables, net	157,210	158,894
Inventories, net	253,820	243,432
Deferred income taxes	22,230	21,942
Prepaids and other current assets	17,362	18,131

Total current assets	718,898	688,249
Property, plant and equipment, net	262,580	247,158
Other assets	13,207	13,144

Total assets	$994,685	$948,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,654	$31,149
Current maturities of long-term debt	155	326
Accrued income taxes	8,689	1,985
Customer prepayments	58,264	48,889
Accrued compensation	11,982	11,899
Other accrued liabilities	14,194	17,139

Total current liabilities	126,938	111,387
Long-term debt, net of current maturities	—	—
Deferred income taxes	9,198	9,150

Total liabilities	136,136	120,537

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,049,497 and 40,041,746 shares issued and outstanding at March 31, 2011 and December 31, 2010	400	400
Additional paid-in capital	152,976	151,418
Retained earnings	707,185	685,513
Foreign currency translation adjustment	(2,012)	(9,317)

Total stockholders’ equity	858,549	828,014

Total liabilities and stockholders’ equity	$994,685	$948,551

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2011	2010
	(In thousands, except per share data)
Revenues:
Products	$120,184	$121,833
Services	17,483	20,700

Total revenues	137,667	142,533
Cost and expenses:
Cost of sales:
Products	66,921	69,392
Services	13,192	12,423

Total cost of sales	80,113	81,815
Selling, general and administrative	18,261	13,433
Engineering and product development	8,698	6,786
Special item	—	5,901

	107,072	107,935

Operating income	30,595	34,598
Interest income	99	61
Interest expense	(11)	(27)

Income before income taxes	30,683	34,632
Income tax provision	9,011	8,935

Net income	$21,672	$25,697

Earnings per common share:
Basic	$0.54	$0.65

Diluted	$0.54	$0.64

Weighted average common shares outstanding:
Basic	40,049	39,728

Diluted	40,320	39,972

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2011	2010
	(In thousands)
Operating activities
Net income	$21,672	$25,697
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,755	4,884
Stock-based compensation expense	1,204	1,192
Gain on sale of equipment	(357)	(3)
Deferred income taxes	(218)	(5,804)
Changes in operating assets and liabilities:
Trade receivables, net	3,776	(8,304)
Inventories, net	(7,203)	4,789
Prepaids and other assets	1,357	1,608
Excess tax benefits of stock option exercises	(48)	(833)
Trade accounts payable and accrued expenses	14,633	(317)

Net cash provided by operating activities	40,571	22,909
Investing activities
Purchase of property, plant and equipment	(19,809)	(7,593)
Proceeds from sale of equipment	1,045	481

Net cash used in investing activities	(18,764)	(7,112)
Financing activities
Principal payments on debt	(172)	(171)
Proceeds from exercise of stock options	310	3,717
Excess tax benefits of stock option exercises	48	833

Net cash provided by financing activities	186	4,379
Effect of exchange rate changes on cash activities	433	(549)

Increase in cash and cash equivalents	22,426	19,627
Cash and cash equivalents at beginning of period	245,850	197,792

Cash and cash equivalents at end of period	$268,276	$217,419

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2010, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2011, the results of operations for each of the three-month periods ended March 31, 2011 and 2010, and the cash flows for each of the three-month periods ended March 31, 2011 and 2010. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America under guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ™ (“ASC”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America under guidance from the ASC requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, inventories and contingent liabilities as discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $24.8 million and $24.9 million were recorded as of March 31, 2011 and December 31, 2010, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Under the percentage-of-completion method, billings usually do not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. As of March 31, 2011 and December 31, 2010, receivables included $32.8 million and $26.5 million of unbilled receivables, respectively. During the quarter ended March 31, 2011, there were eight projects representing approximately 25% of the Company’s total revenue and approximately 29% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 11 projects during the first quarter of 2010 which represented 16% of the Company’s total revenues and 19% of its product revenues.

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

The following table provides comprehensive income for the periods indicated:

	Three months ended March 31,
	2011	2010
	(In thousands)
Net income	$21,672	$25,697
Foreign currency translation adjustment	7,305	(9,710)

Comprehensive income	$28,977	$15,987

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

	Three months ended March 31,
	2011	2010
	(In thousands)
Number of common shares outstanding at end of period—basic	40,049	39,800
Effect of using weighted average common shares outstanding	—	(72)

Weighted average basic common shares outstanding—basic	40,049	39,728
Dilutive effect of common stock options	271	244

Weighted average diluted common shares outstanding—diluted	40,320	39,972

Reclassifications

Certain reclassifications have been made to prior year amounts and related footnotes to conform to current year presentation.

New Accounting Standards

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-17, Revenue Recognition—Milestone Method (Topic 605). This ASU applies to the milestone method of revenue recognition for research and development transactions. These types of arrangements include payment provisions whereby a portion of the consideration is contingent upon achieving a specific result from research and development efforts. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard update did not have a material impact on the Company’s condensed consolidated financial statements or the Company’s revenue recognition policy.

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

The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered in fiscal years beginning on or after June 15, 2010. The adoption of this accounting standard update did not have a material impact on the Company’s condensed consolidated financial statements or the Company’s revenue recognition policy.

3. Stock-Based Compensation and Stock Option Awards

During the three months ended March 31, 2011 and 2010, the Company recognized approximately $1.2 million of stock-based compensation expense for each period. Stock-based compensation expense is included in the selling, general and administrative expense line of the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three months ended March 31, 2011 or 2010. There were no stock options granted in the first quarter of 2011 or 2010. Refer to Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding stock-based compensation plans.

4. Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Raw materials	$46,122	$46,675
Work in progress	58,856	52,556
Finished goods	173,642	169,149

	278,620	268,380
Less: allowance for obsolete and excess inventory	(24,800)	(24,948)

	$253,820	$243,432

5. Geographic Areas

	Three months ended March 31,
	2011	2010

	(In thousands)
Revenues:
Western Hemisphere
Products	$79,442	$69,469
Services	6,973	10,752
Intercompany	8,575	12,596

Total	$94,990	$92,817

Eastern Hemisphere
Products	$26,962	$34,818
Services	6,748	8,174
Intercompany	336	1,337

Total	$34,046	$44,329

Asia – Pacific
Products	$13,780	$17,546
Services	3,762	1,774
Intercompany	—	1,623

Total	$17,542	$20,943

Summary
Products	$120,184	$121,833
Services	17,483	20,700
Intercompany	8,911	15,556
Eliminations	(8,911)	(15,556)

Total	$137,667	$142,533

Income before income taxes:
Western Hemisphere	$21,629	$10,704
Eastern Hemisphere	4,078	9,537
Asia – Pacific	4,505	10,842
Eliminations	471	3,549

Total	$30,683	$34,632

	March 31, 2011	December 31, 2010
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$188,612	$179,392
Eastern Hemisphere	37,410	36,924
Asia – Pacific	52,393	46,535
Eliminations	(2,628)	(2,549)

	$275,787	$260,302

	March 31, 2011	December 31, 2010
	(In thousands)
Total Assets:
Western Hemisphere	$624,908	$593,648
Eastern Hemisphere	203,477	185,903
Asia – Pacific	192,515	191,715
Eliminations	(26,215)	(22,715)

	$994,685	$948,551

6. Commitments and Contingencies

Deepwater Horizon Incident

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP Exploration & Production, Inc. (“BP”), sank after an explosion and fire that began on April 20, 2010. The Company is a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s U.S. Gulf of Mexico operations, and the Company’s wellhead and certain of its other equipment were in use on the Deepwater Horizon at the time of the incident. A moratorium was placed on offshore deepwater drilling on May 28, 2010 in the U.S. Gulf of Mexico and was lifted on October 12, 2010. During the pendency of the moratorium, the Bureau of Ocean Energy Management, Regulation and Enforcement of the U.S. Department of the Interior (the “BOEM”) issued various new regulations intended to improve offshore safety systems and environmental protection. These new regulations increased the complexity of the drilling permit process and resulted in delays for the receipt of drilling permits relative to past experience. In the first quarter of 2011, the BOEM resumed the issuance of deepwater drilling permits, and drilling activity may begin to recover in the coming quarters although there can be no assurance of whether or when operations in the U.S. Gulf of Mexico will return to pre-moratorium levels. The Company is currently unable to quantify the extent of the impact that the U.S. Gulf of Mexico drilling moratorium and subsequent delay in the issuance of permits will have on its future revenues and earnings.

Revenues associated with the U.S. Gulf of Mexico totaled approximately 37% of worldwide revenues for the three months ended March 31, 2011 as compared with 44% for the same period of 2010. For the year ended December 31, 2010, U.S. Gulf of Mexico revenues were approximately 39% of worldwide revenues. Although the Company believes that the drilling moratorium and permitting delays will have little or no impact on revenues related to sales of its offshore rig equipment, the drilling moratorium and permitting delays could have a significant adverse impact on revenues related to subsea equipment, and, to a lesser extent, surface equipment revenues, in 2011. The Company’s U.S. Gulf of Mexico service revenues totaled approximately 3.2% and 6.7% of total worldwide revenues for the three months ended March 31, 2011 and 2010, respectively. For the year ended December 31, 2010, U.S. Gulf of Mexico service revenues were approximately 4.6% of the Company’s total worldwide revenues. The Company believes that the U.S. Gulf of Mexico service revenues could be substantially negatively impacted in 2011 by the permitting delays related to the drilling moratorium. The Company’s service revenues in the U.S. Gulf of Mexico declined significantly each quarter in 2010, generally as a result of the drilling moratorium and related permitting delays. Accordingly, the Company will continue to monitor the effects of the drilling moratorium and permitting delays on its ongoing business operations.

The Company does not yet know the extent to which this incident may cause the United States or other countries to restrict or further regulate offshore drilling. In addition to the newly issued BOEM regulations, the Company believes the U.S. government is likely to issue additional safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, which may result in substantial increases in cost or further delays in drilling in the U.S. Gulf of Mexico. BOEM officials have recently stated that they are reviewing the possibility of expanding BOEM’s oversight of offshore drilling beyond the oil and gas companies that hold the drilling permits to cover rig suppliers, oilfield service firms, potentially including the Company, and other contractors now outside the scope of BOEM regulations. Any increases to the costs of the Company’s customers could cause some projects to become non-economical, and as a result, reduce demand for the Company’s products and services. In addition, there can be no assurance that the Company’s existing products will meet any additional requirements imposed by the BOEM.

Investigations into the incident are ongoing by the Departments of Homeland Security, Interior and Justice, and the U.S. Chemical Safety and Hazard Investigation Board. The National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling released an investigation report in January 2011 setting forth its conclusions of the causes of the Deepwater Horizon incident. The Company has been designated as a party-in-interest, received requests for certain information and has provided testimony in connection with the joint investigation being conducted by the Departments of Homeland Security and Interior. The Company has also received requests to preserve information from the joint investigation team, the Department of Justice and the U.S. Chemical Investigation and Hazardous Incident Board. While the focus of some of these investigations is to develop options for guarding against future oil spills associated with offshore drilling, the Department of Justice has announced that it is reviewing, among other criminal statutes, The Clean Water Act, which carries civil penalties and fines as well as criminal penalties, The Oil Pollution Act of 1990, which can be used to hold parties liable for cleanup costs and reimbursement for government efforts, and The Migratory Bird Treaty Act of 1918 and Endangered Species Act of 1973, which provide penalties for injury and death to wildlife and bird species.

The Company has been named, along with other unaffiliated defendants, in nine class action lawsuits and ten other lawsuits arising out of the Deepwater Horizon incident. These actions were filed against the Company between April 28, 2010 and March 11, 2011. As of April 28, 2011, all of the lawsuits have been consolidated, along with hundreds of other lawsuits not directly naming the Company, in the multi-district proceeding In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010 (“MDL Proceeding”), and are pending in the federal court for the Eastern District of Louisiana. The lawsuits generally allege, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability and/or property damages and generally seek awards of unspecified economic, compensatory and punitive damages and/or declaratory relief.

The judge presiding over the MDL Proceeding is also presiding over a separate but related proceeding filed by affiliates of Transocean Ltd. (“Transocean”) under the Limitation of Liability Act (“Limitation Action”) in the federal court for the Eastern District of Louisiana. In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Deepwater Horizon incident to the value of its rig and its freight. On February 18, 2011, Transocean filed a Third-Party Complaint, tendering the Company to the plaintiffs/claimants in the Limitation Action. The procedural effect of Transocean’s action is to make the Company a defendant in any of the actions where the plaintiff has filed a claim in the Limitation Action. However, at this time there are no new allegations against the Company as a result of Transocean’s action, and the Company is entitled to assert all the defenses available to it in the actions to which it was already a named party. In April 2011, the Company moved to dismiss Transocean’s Third-Party Complaint and the consolidated complaints alleging economic losses from the oil spill and personal injury or property damage arising from efforts to contain and clean up the oil spill. The Company contends that those complaints fail to satisfy federal pleading standards, fail to allege facts necessary to support their theories of recovery and/or allege claims that are preempted by the Oil Pollution Act of 1990. Also in April 2011, the Company filed its answer to Transocean’s Limitation petition denying all claims and responsibility for the incident and denying Transocean’s right to limit its liability. The Company also filed cross claims against Transocean seeking contribution from Transocean in the event the Company is found liable for damages arising from the incident.

In April 2011, Transocean, Cameron International Corporation (“Cameron”), and Halliburton Energy Services, Inc. (“Halliburton”) each filed cross claims against the Company, generally seeking subrogation and/or contribution from the Company and alleging negligence, comparative fault and strict liability for manufacturing, design and marketing defects by the Company.

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

Brazilian Tax Issue

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with assessments collectively valued at approximately BRL24.4 million (approximately USD15.0 million as of March 2011) from the State of Rio de Janiero, Brazil, to disallow the netting of certain importation taxes against exportation taxes of goods taken in prior years. The Company believes that its subsidiary should not be subject to the disallowances and is vigorously contesting the assessments in the Brazilian administrative systems. At this time, the ultimate disposition of this matter cannot be determined and therefore, it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its operations, financial position or cash flows.

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

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position, results of operations and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the discussion in Part II, Item 1A “Risk Factors,” presented elsewhere in this Form 10-Q, as well as the discussions under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Deepwater Horizon Incident

On April 22, 2010, a deepwater Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP, sank after an explosion and fire that began on April 20, 2010. The Department of Interior issued an order imposing a moratorium on deepwater drilling in the U.S. Gulf of Mexico that was lifted on October 12, 2010. The Company is not currently able to quantify the extent of the impact of this incident and the related moratorium on its future revenues or earnings. The Company’s revenues and earnings may be affected by, among other things, new or revised governmental laws or regulations relating to offshore oil and gas exploration and production activities, both in the U.S. Gulf of Mexico and in other areas in which the Company’s customers operate, and the effect of such laws or regulations on the level of demand for the Company’s products and services. For additional information related to the impact of the Deepwater Horizon incident on the Company’s product and service revenues, as well as information related to litigation and additional governmental investigations and regulations arising out of the incident, see “Commitments and Contingencies,” Note 6, of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1, “Legal Proceedings.” In addition, as a result of recent scrutiny of the offshore drilling industry triggered by the Deepwater Horizon incident, the technical specifications for the Company’s existing and future products may change resulting in additional testing of its products to ensure their compliance with such specifications. If the Company’s products are unable to satisfy the requirements of the additional testing, or if the costs of the modifications to such products necessary to satisfy the testing are not acceptable to the Company’s customers, the customers may terminate their contracts with the Company or decide not to purchase the Company’s products.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average crude oil (West Texas Intermediate Cushing) and natural gas (Henry Hub) closing prices are listed below for the periods covered by this report:

	Three months ended March 31,
	2011	2010
Crude oil ($/Bbl)	$94.07	$78.81
Natural gas ($/Mcf)	$4.31	$5.30

During the first quarter of 2011, West Texas Intermediate crude oil prices ranged between $83.13 per barrel and $106.19 per barrel with an average quarterly price of $94.07. For the first quarter of 2010, West Texas Intermediate crude oil prices ranged between $71.15 per barrel and $83.45 per barrel with an average quarterly price of $78.81. West Texas Intermediate crude oil prices ended the first quarter of 2011 at $106.19 per barrel and Henry Hub natural gas prices at March 31, 2011 were $4.53 per Mcf.

According to the April 2011 release of the Short-Term Energy Outlook published by the EIA, West Texas Intermediate crude oil prices are projected to average $106.38 per barrel in 2011 and $113.50 in 2012. On April 8, 2011, West Texas Intermediate crude oil prices reached $112.00 per barrel. The EIA projects that world consumption will grow by 1.5 million barrels per day in 2011 and 1.6 million barrels per day in 2012. In April 2011, the EIA projected Henry Hub natural gas prices to average $4.23 per Mcf in 2011 and $4.69 per Mcf in 2012. In its April 2011 Oil Market Report, the International Energy Agency stated that oil demand in 2010 was 87.9 million barrels per day, and would rise to an estimated 89.4 million barrels per day in 2011.

Rig Count

Detailed below is the average contracted rig count for the Company’s geographic regions for the three months ended March 31, 2011 and 2010. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-ups. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Three months ended March 31,
	2011	2010
Western Hemisphere	168	176
Eastern Hemisphere	147	142
Asia – Pacific	237	234

Source: ODS – Petrodata RigBase – March 31, 2011 and 2010

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of March 31, 2011, there were 64 rigs under contract (37 jack-ups and 27 floating rigs) in the U.S. Gulf of Mexico, 44 of which were actively drilling (32 jack-ups and 12 floating rigs). At the end of 2010, there were 55 rigs under contract in the U.S. Gulf of Mexico (29 jack-ups and 26 floating rigs), of which 35 were actively drilling (28 jack-ups and 7 floating rigs).

The Company believes that the number of rigs (semi-submersibles, jack-ups and drillships) under construction impacts its revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog, while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of March 2011 and 2010, there were 144 and 133 rigs, respectively, under construction and the expected delivery dates for the rigs under construction on March 31, 2011 are as follows:

2011	49
2012	36
2013	36
2014	4
After 2014 and unspecified delivery date	19

144

Regulation

The demand for the Company’s products and services is also affected by laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. The adoption of new laws and regulations, or changes to existing laws or regulations, that curtail exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company’s operations by limiting demand for its products. For a description of certain actions taken by the U.S. government related to the Deepwater Horizon incident, see “Commitments and Contingencies” in Note 6 to the Notes to Condensed Consolidated Financial Statements.

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. The civil unrest in Egypt and Libya and the devastation in Japan have contributed to the volatility of crude oil process. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. The volatility in prices appears to have impacted land drilling activity more so than offshore drilling, particularly in deeper offshore waters, where Dril-Quip’s products are more often utilized. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices or continued delays in the resumption of drilling in the U.S. Gulf of Mexico would likely have a material adverse effect on the Company’s results of operations.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a prolonged decline in commodity prices, an extended continuation of the downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at March 31, 2011 was approximately $655 million compared to approximately $550 million at March 31, 2010 and $627 million at December 31, 2010. The Company can give no assurance that backlog will remain at current levels. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. As discussed above, if the Company’s existing or future products are unable to satisfy the requirements for additional testing triggered by the Deepwater Horizon incident, or if the costs of the modifications to such products necessary to satisfy the testing are not acceptable to the Company’s customers, the customers may terminate their contracts with the Company. In addition, if the Company is unable to use a third party’s technology or purchase a component from a third party that is required under a contract, the Company may not be able to meet existing contractual commitments. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For each of the three months ended March 31, 2011 and 2010, the Company derived 87% and 86%, respectively, of its revenues from the sale of its products and 13% and 14%, respectively, of its revenues from services. Product contracts are negotiated and sold separately from service contracts. In addition, service contracts are not included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on world-wide economic conditions in the offshore oil and gas industry, and is not based on a specific relationship between the two types of contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first three months of 2011, eight projects representing approximately 25% of the Company’s total revenue and approximately 29% of its product revenue were accounted for using percentage-of-completion accounting, compared to 11 projects representing approximately 16% of the Company’s total revenue and 19% of its product revenue for the first three months of 2010. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The Company has substantial international operations, with approximately 63% and 56% of its revenues derived from foreign sales for the three months ended March 31, 2011 and 2010, respectively. Substantially all of the Company’s domestic revenues relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 37% and 44% of the Company’s total revenue for the three months ended March 31, 2011 and 2010, respectively.

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Three months ended March 31,
	2011	2010
	(In millions)
Revenues:
Products
Subsea equipment	$23.0	$34.9
Surface equipment	0.1	0.8
Offshore rig equipment	24.1	17.5

Total products	47.2	53.2
Services	4.4	9.5

Total U.S. Gulf of Mexico revenues	$51.6	$62.7

At this time, the Company is unable to quantify the extent of the impact that the 2010 drilling moratorium in the U.S. Gulf of Mexico and related permitting delays will have on its future revenues. The Company believes that the effects of the drilling moratorium and permitting delays will have little or no impact on revenues related to offshore rig equipment, but could have a significant adverse impact on revenues related to subsea equipment, and, to a lesser extent, surface equipment revenues, in 2011. The Company’s U.S. Gulf of Mexico service revenues totaled approximately 3.2% and 6.7% of total worldwide revenues for the three months ended March 31, 2011 and 2010, respectively. For the year ended December 31, 2010, U.S. Gulf of Mexico service revenues were approximately 4.6% of the Company’s total worldwide revenues. The Company believes that the U.S. Gulf of Mexico service revenues could be substantially negatively impacted by permitting delays related to the drilling moratorium. The Company will continue to monitor the effects of the drilling moratorium and permitting delays on its ongoing business operations.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended March 31,
	2011	2010
Revenues:
Products	87.3%	85.5%
Services	12.7	14.5

Total revenues	100.0	100.0
Cost of sales:
Products	48.6	48.7
Services	9.6	8.7

Total cost of sales	58.2	57.4
Selling, general and administrative expenses	13.4	9.4
Engineering and product development expenses	6.3	4.8
Special item	—	4.1

Operating income	22.1	24.3
Interest income	0.1	—
Interest expense	—	—

Income before income taxes	22.2	24.3
Income tax provision	6.5	6.3

Net income	15.7%	18.0%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended March 31,
	2011	2010
	(In millions)
Revenues:
Products
Subsea equipment	$84.4	$96.3
Surface equipment	6.3	7.0
Offshore rig equipment	29.5	18.5

Total products	120.2	121.8
Services	17.5	20.7

Total revenues	$137.7	$142.5

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010.

Revenues. Revenues decreased by $4.8 million, or approximately 3.4%, to $137.7 million in the three months ended March 31, 2011 from $142.5 million in the three months ended March 31, 2010. Product revenues decreased by approximately $1.6 million for the three months ended March 31, 2011 compared to the same period in 2010 as a result of decreased revenues of $11.9 million in subsea equipment and $0.7 million in surface equipment substantially as a result of decreased sales in the U.S. Gulf of Mexico, partially offset by an $11.0 million increase in offshore rig equipment. Product revenues decreased in the Eastern Hemisphere and Asia-Pacific by $7.9 million and $3.7 million, respectively, partially offset by a $10.0 million increase in the Western Hemisphere. Service revenues decreased by approximately $3.2 million as a result of decreases of $3.8 million in the Western Hemisphere and $1.4 million in the Eastern Hemisphere, partially offset by an increase of $2.0 million in Asia-Pacific. The majority of the decreases in service revenues related to a decrease in the rental of running and installation tools and the reconditioning services of customer-owned Dril-Quip products.

Cost of Sales. Cost of sales a decreased by $1.7 million, or approximately 2.1%, to $80.1 million for the three months ended March 31, 2011 from $81.8 million for the same period in 2010. As a percentage of revenues, cost of sales were approximately 58.2% and 57.4% for the three-month periods ended March 31, 2011 and 2010, respectively.

Selling, General and Administrative Expenses. For the three months ended March 31, 2011, selling, general and administrative expenses increased by approximately $4.9 million, or 36.6%, to $18.3 million from $13.4 million in the 2010 period. The increase in selling, general and administrative expenses was primarily due to the effect of foreign currency transaction gains and losses. The Company experienced approximately $2.3 million in foreign currency transaction losses in the first quarter of 2011, as compared to $1.7 million in foreign currency transaction gains in the first quarter of 2010, primarily due to the weakening of the United States dollar compared to the British pound sterling. Stock option expense totaled $1.2 million for each of the first quarters of 2011 and 2010. Selling, general and administrative expenses as a percentage of revenues increased to 13.4% in 2011 from 9.4% in 2010.

Engineering and Product Development Expenses. For the three-month period ended March 31, 2011, engineering and product development expenses totaled $8.7 million compared to $6.8 million for the same period in 2010. Engineering and product development expenses as a percentage of revenues increased to 6.3% in 2011 from 4.8% in 2010. The increase in engineering and product development expenses was basically the result of increases in personnel.

Special Item. Under the terms of an amnesty law enacted by the State of Rio de Janeiro, Brazil, the Company settled pending assessments regarding state tax on the importation of goods in March 2010 in the amount of BRL21.7 million (approximately USD12.2 million as of March 2010). Of the total amount paid, BRL10.6 million (approximately USD5.9 million as of March 2010) is reflected in “Special Item” on the Condensed Consolidated Statements of Income for the period ended March 31, 2010. The remaining BRL11.1 million (approximately USD6.3 million as of March 2010) is considered a prepaid tax that the Company’s Brazilian subsidiary will utilize to offset future liabilities for state taxes on the importation of goods over the next five years. Currently, the Company’s Brazilian subsidiary is in the process of having these tax credits certified by the State of Rio de Janeiro. If the certification of the tax credits is not made in a timely manner, the Company’s ability to use these tax credits against future import tax liabilities could be impaired.

Interest Income. Interest income for the three-month period ended March 31, 2011 was approximately $99,000 as compared to approximately $61,000 for the three-month period ended March 31, 2010. This increase was due to higher balances in short-term investments. The Company continues to keep the majority of its short-term investments in funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest expense. Interest expense for the three months ended March 31, 2011 was $11,000 compared to $27,000 for the same period in 2010.

Income tax provision. Income tax expense for the three months ended March 31, 2011 was $9.0 million on income before taxes of $30.7 million, resulting in an effective income tax rate of approximately 29.4%. Income tax expense for the three months ended March 31, 2010 was $8.9 million on income before taxes of $34.6 million, resulting in an effective income tax rate of approximately 25.8%. The increase in the effective income tax rate reflects the difference in income before income taxes among the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $21.7 million for the three months ended March 31, 2011 and $25.7 million for the same period in 2010, for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Operating activities	$40,571	$22,909
Investing activities	(18,764)	(7,112)
Financing activities	186	4,379

	21,993	20,176
Effect of exchange rate changes on cash activities	433	(549)

Increase in cash and cash equivalents	$22,426	$19,627

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

During the three months ended March 31, 2011, the Company generated $40.6 million of cash from operations as compared to $22.9 million for the same period in 2010. Cash totaling approximately $12.5 million was provided during the first quarter of 2011 due to changes in operating assets and liabilities, compared to $3.1 million that was used during the same period in 2010. The changes in operating assets and liabilities during the first three months of 2011 reflected a decrease of $3.8 million in receivables. Inventory increased by $7.2 million. The majority of the increase in inventory was in work-in-progress and finished goods. Prepaid and other assets decreased by $1.3 million. Accounts payable and accrued expenses increased by $14.6 million. The majority of the increase was due to customer prepayments which occur when customer payments exceed revenue recognized.

Capital expenditures by the Company were $19.8 million and $7.6 million in the first three months of 2011 and 2010, respectively. Capital expenditures in 2011 and 2010 included expanding manufacturing facilities in the Asia-Pacific, Eastern and Western Hemispheres and increased expenditures on machinery and equipment and running tools due to expanded operations. The capital expenditures for the first quarter of 2011 were primarily $11.3 million for facilities, $6.3 million for machinery and equipment, $1.4 million for running tools and other expenditures of $800,000. Principal payments on long-term debt were approximately $172,000 during the three months ended March 31, 2011.

Dril-Quip (Europe) Limited had a term credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of British pound sterling 4.0 million (approximately USD6.4 million as of March 2011). Borrowing under this facility bore interest at the Bank of Scotland base rate, which was 0.50% at March 31, 2011, plus 1%, and was repayable in 120 equal monthly installments from the date of the initial drawdown (April 2001), plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The outstanding balance of this facility at March 31, 2011 was approximately USD53,600. The final payment was made in April 2011 and this credit facility was discharged.

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

Critical Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of its critical accounting policies. During the three months ended March 31, 2011, there were no material changes in the Company’s judgments or assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and, to a lesser extent, the Brazilian real. The Company experienced a foreign currency pre-tax loss of approximately $2.3 million during the three-month period ended March 31, 2011 compared to a foreign currency pre-tax gain of approximately $1.7 million in the same period of 2010. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with assessments from the disallowance of netting certain import and export taxes. The Company is vigorously contesting these assessments.

In addition, the Company is involved in lawsuits filed as a result of the Deepwater Horizon incident in the U.S. Gulf of Mexico.

For a further description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 6 to the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

The risk factors discussed below update the risk factors previously discussed in the Company’s Annual Report on Form 10-K.

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

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon that was operated by BP Exploration & Production, Inc. (“BP”) sank after an explosion and fire that began on April 20, 2010. We are a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s U.S. Gulf of Mexico operations, and our wellhead and certain of our other equipment were in use on the Deepwater Horizon at the time of the incident. A moratorium was placed on offshore deepwater drilling by the U.S. government in the U.S. Gulf of Mexico that was lifted on October 12, 2010. During the pendency of the moratorium, the BOEM issued various new regulations intended to improve offshore safety systems and environmental protection. We believe these new regulations, which increase the complexity of the drilling permit process, will result in delays for the receipt of drilling permits by our customers relative to past experience. In the first quarter of 2011, the BOEM resumed the issuance of deepwater drilling permits, and drilling activity may begin to recover in the coming quarters although there can be no assurance of whether or when operations in the U.S. Gulf of Mexico will return to pre-moratorium levels. We are currently unable to quantify the extent of the impact that the drilling moratorium and related permitting delays will have on our future revenues and earnings.

Revenues associated with the U.S. Gulf of Mexico totaled approximately 37% of our worldwide revenues for the three months ended March 31, 2011. Although we believe that the drilling moratorium and permitting delays will have little or no impact on revenues related to sales of our offshore rig equipment, the drilling moratorium and permitting delays could have a significant adverse impact on revenues related to subsea equipment, and, to a lesser extent, surface equipment revenues, in 2011. We believe that U.S. Gulf of Mexico service revenues (which were approximately 3% of our total revenues for the three months ended March 31, 2011) could be substantially negatively impacted in 2011 by the permitting delays related to the U.S. Gulf of Mexico drilling moratorium. The Company’s service revenues in the U.S. Gulf of Mexico declined significantly each quarter in 2010, generally as a result of the drilling moratorium and related permitting delays.

We do not yet know the extent to which this incident may cause the United States or other countries to restrict or further regulate offshore drilling. In addition to the newly issued BOEM regulations, we believe the U.S. government is likely to issue additional safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, which may result in substantial increases in cost or further delays in drilling in the U.S. Gulf of Mexico. BOEM officials have recently stated that they are reviewing the possibility of expanding BOEM’s oversight of offshore drilling beyond the oil and gas companies that hold the drilling permits to cover rig suppliers, oilfield service firms, potentially including us, and other contractors now outside the scope of BOEM regulations. Any increases in the costs to our customers could cause some projects to become non-economical, and as a result, reduce demand for our products and services. In addition, there can be no assurance that our existing products will meet any additional requirements imposed by the BOEM.

Investigations into the incident are being conducted by the Departments of Homeland Security, Interior and Justice and the U.S. Chemical Safety and Hazard Investigation Board. The National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling released an investigation report in January 2011 setting forth its conclusions of the causes of the Deepwater Horizon incident. We have been designated as a party-in-interest, received requests for certain information and provided testimony in connection with the joint investigation being conducted by the Departments of Homeland Security and Interior. We have also received requests to preserve information from the joint investigation team, the Department of Justice and the U.S. Chemical Investigation and Hazardous Incident Board. While the focus of some of these investigations is to develop options for guarding against future oil spills associated with offshore drilling, the Department of Justice has announced that it is reviewing, among other criminal statutes. The Clean Water Act, which carries civil penalties and fines as well as criminal penalties, The Oil Pollution Act of 1990, which can be used to hold parties liable for cleanup costs and reimbursement for government efforts, and The Migratory Bird Treaty Act of 1918 and Endangered Species Act of 1973, which provide penalties for injury and death to wildlife and bird species.

We have been named, along with other unaffiliated defendants, in multiple lawsuits arising out of the Deepwater Horizon incident. The lawsuits generally allege, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability and/or property damages and generally seek awards of unspecified economic, compensatory and punitive damages and/or declaratory relief. Additional lawsuits may be filed and additional investigations may be launched in the future. An adverse outcome with respect to any of these lawsuits or investigations, or any lawsuits or investigations that may arise in the future, could have a material adverse effect on our results of operations.

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

We rely on technology provided by third parties and our business may be materially adversely affected if we are unable to renew our licensing arrangements with them.

We have existing contracts and may enter into new contracts with customers that require us to use technology or to purchase components from third parties, including some of our competitors. In the ordinary course of our business, we have entered into licensing agreements with some of these third parties for the use of such technology, including a license from a competitor of a technology important to our subsea wellheads which we are currently seeking to renew. We may not be able to renew our existing licenses or to purchase these components on terms acceptable to us, or at all. If we are unable to use a technology or purchase a component, we may not be able to meet existing contractual commitments without increased costs or modifications or at all. In addition, we may need to stop selling products incorporating that technology or component or to redesign our products, either of which could result in a material adverse effect on our business and operations.

Our customers may require new technical specifications and more extensive testing of our products as a result of recent scrutiny on our industry.

Our products are used in deepwater, harsh environments and severe service applications. As a result of recent scrutiny of the offshore drilling industry triggered by the Deepwater Horizon incident, the technical specifications for our products may change resulting in additional testing of our products to ensure their compliance with such specifications. We are currently performing such testing in connection with technical modifications requested for a contract involving our subsea wellheads. Future customers may require similar technical modifications and testing. We cannot assure you that our products will be able to satisfy the requirements of the additional testing, or that the costs of modifications to our products to satisfy the tests will not adversely affect our results of operations. If our products are unable to meet new technical requirements, our customers may cancel their contracts and seek new suppliers, and our business, results of operations or financial condition may be adversely affected.

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

The effects of the March 2011 earthquake and tsunami on suppliers in Japan are uncertain and may affect our ability to deliver products timely or without incurring increased costs.

In March 2011, Japan was struck by an earthquake and resulting tsunami. Because of the effects of this disaster, we experienced some delays in receiving products from a forging supplier located in Japan. Based on conversations with the supplier, we believe that there were no damages to the supplier’s facilities, but we are uncertain whether the supplier’s future ability to deliver products will be impacted by infrastructure damage or instability in Japan. Although alternate suppliers exist for the products, using alternate suppliers may result in delays in receiving products and increased costs to us. Any future delay in receiving products may cause us to incur increased costs and prevent us from delivering products to our customers on schedule, resulting in a material adverse effect on our business and operations.

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

Our products are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. In addition, certain areas where our products are used, including in and near the U.S. Gulf of Mexico, are close to high population areas and subject to hurricanes and other extreme weather conditions on a relatively frequent basis. Moreover, some scientists have suggested that global climate change may increase the frequency and/or severity of such extreme weather conditions. A catastrophic occurrence at a location where our equipment and/or services are used may expose us to substantial liability for personal injury, wrongful death, product liability or commercial claims. To the extent available, we maintain insurance coverage that we believe is customary in the industry. Effective October 1, 2010, we have a general liability insurance program with an aggregate coverage limit of $200 million for claims with respect to property damage, injury or death and pollution. However, our insurance policies may not cover fines, penalties or costs and expenses related to government-mandated clean up of pollution. In addition, our insurance does not provide coverage for all liabilities, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our results of operations, financial position and cash flows.

We attempt to further limit our liability through contractual indemnification provisions with our customers. We generally seek to enter into contracts for the provision of our products and services that provide for (1) the responsibility of each party to the contract for personal injuries to, or the death of, its employees and damages to its property, (2) cross-indemnification with other contractors providing products and/or services to the other party to the contract with respect to personal injury, death and property damage and (3) the customer being responsible for personal injury, death and property damages resulting from blowouts or pollution emanating from the well. We may not be able to successfully obtain favorable contractual provisions, and a failure to do so may increase our risks and costs, which could materially impact our results of operations. In addition, we cannot assure you that any party that is contractually obligated to indemnify us will be financially able to do so.

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

We depend on the services of our Chief Executive Officer, J. Mike Walker. The loss of Mr. Walker could have a material adverse effect on our operations and financial condition. In addition, competition for skilled machinists, fabricators and technical personnel among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully and develop and produce marketable products and services. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates paid by us or both. If either of these events were to occur, in the near-term, the profits realized by us from work in progress would be reduced and, in the long-term, our production capacity and profitability could be diminished and our growth potential could be impaired.

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

        Our operations and the operations of our customers are also subject to federal, state, local and foreign laws and regulations relating to the protection of the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. We are required to invest financial and managerial resources to comply with environmental laws and regulations and anticipate that we will continue to be required to do so in the future. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Also, the EPA has undertaken efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA proposed to expand its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impacts a new regulatory action might have on us or our customers. Generally, the anticipated regulatory actions do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies that are our competitors. However, our business and prospects could be adversely affected to the extent laws are enacted or modified or other governmental action is taken that prohibits or restricts our customers’ exploration and production activities, reduces the demand for the oil and gas our customers produce or imposes environmental protection requirements that result in increased costs to us or our customers.

Environmental laws may provide for “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Some environmental laws and regulations provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws and regulations also may expose us to liability for the conduct of or conditions caused by others, or for our acts that were in compliance with all applicable laws and regulations at the time such acts were performed. Any of these laws and regulations could result in claims, fines or expenditures that could be material to results of operations, financial position and cash flows.

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Risk Factors” herein and “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the following:

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

•

uncertainties regarding future oil and gas exploration and production activities in the U.S. Gulf of Mexico and elsewhere, including activities impacted by the 2010 drilling moratorium and related permitting delays in the U.S. Gulf of Mexico and new regulations, customs requirements and product testing requirements;

•

operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s reliance on third party technologies;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	control by certain stockholders;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings; and

•	war and terrorist acts.

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

Item 6.	Exhibits.

(a) Exhibits

The following exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	—	Amended and restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated March 23, 2011).

*4.1	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.2 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.2	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement Form S-1 (Registration No. 333-33447)).

*4.3	—	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

**32.1	—	Section 1350 Certification of J. Mike Walker.

**32.2	—	Section 1350 Certification of Jerry M. Brooks.

***101.INS	—	XBRL Instance Document

***101.SCH	—	XBRL Schema Document

***101.CAL	—	XBRL Calculation Document

***101.LAB	—	XBRL Label Linkbase Document

***101.PRE	—	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
**	Filled with this report.
***	Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/S/ JERRY M. BROOKS
Jerry M. Brooks,
Vice President - Finance, Chief Financial Officer and Secretary (Principal Accounting Officer and Duly Authorized Signatory)

Date: May 6, 2011