Form 10-Q
period 2011-06-30
DRIL-QUIP INC
filed 2011-08-05
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

                                   (Do not check if a smaller

                                   reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of August 2, 2011 the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 40,057,747.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$250,118	$245,850
Trade receivables, net	193,161	158,894
Inventories, net	265,471	243,432
Deferred income taxes	21,844	21,942
Prepaids and other current assets	17,956	18,131

Total current assets	748,550	688,249
Property, plant and equipment, net	271,107	247,158
Other assets	13,482	13,144

Total assets	$1,033,139	$948,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,322	$31,149
Current maturities of long-term debt	79	326
Accrued income taxes	5,829	1,985
Customer prepayments	62,989	48,889
Accrued compensation	11,320	11,899
Other accrued liabilities	19,436	17,139

Total current liabilities	138,975	111,387
Long-term debt, net of current maturities	—	—
Deferred income taxes	9,311	9,150

Total liabilities	148,286	120,537

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,057,747 and 40,041,746 shares issued and outstanding at June 30, 2011 and December 31, 2010	401	400
Additional paid-in capital	154,424	151,418
Retained earnings	729,393	685,513
Foreign currency translation adjustment	635	(9,317)

Total stockholders’ equity	884,853	828,014

Total liabilities and stockholders’ equity	$1,033,139	$948,551

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
		(In thousands, except per share data)
Revenues:
Products	$114,479	$122,188	$234,663	$244,021
Services	22,515	19,812	39,998	40,512

Total revenues	136,994	142,000	274,661	284,533
Cost and expenses:
Cost of sales:
Products	68,585	66,539	135,506	135,931
Services	13,415	13,010	26,607	25,433

Total cost of sales	82,000	79,549	162,113	161,364
Selling, general and administrative	16,037	16,077	34,298	29,510
Engineering and product development	8,529	7,051	17,227	13,837
Special item	—	—	—	5,901

	106,566	102,677	213,638	210,612

Operating income	30,428	39,323	61,023	73,921
Interest income	86	69	185	130
Interest expense	(11)	(11)	(22)	(38)

Income before income taxes	30,503	39,381	61,186	74,013
Income tax provision	8,295	11,383	17,306	20,318

Net income	$22,208	$27,998	$43,880	$53,695

Earnings per common share:
Basic	$0.55	$0.70	$1.10	$1.35

Diluted	$0.55	$0.70	$1.09	$1.34

Weighted average common shares outstanding:
Basic	40,058	39,819	40,054	39,774

Diluted	40,312	40,023	40,316	39,994

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2011	2010
	(In thousands)
Operating activities
Net income	$43,880	$53,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,606	10,080
Stock-based compensation expense	2,394	2,395
Gain on sale of equipment	(364)	(122)
Deferred income taxes	270	(4,728)
Changes in operating assets and liabilities:
Trade receivables, net	(31,522)	(10,653)
Inventories, net	(17,250)	4,317
Prepaids and other assets	1,059	5,367
Excess tax benefits of stock option exercises	(249)	(1,110)
Trade accounts payable and accrued expenses	26,618	(15,501)

Net cash provided by operating activities	35,442	43,740
Investing activities
Purchase of property, plant and equipment	(32,839)	(21,980)
Proceeds from sale of equipment	2,023	1,078

Net cash used in investing activities	(30,816)	(20,902)
Financing activities
Principal payments on debt	(247)	(337)
Proceeds from exercise of stock options	386	4,226
Excess tax benefits of stock option exercises	249	1,110

Net cash provided by financing activities	388	4,999
Effect of exchange rate changes on cash activities	(746)	274

Increase in cash and cash equivalents	4,268	28,111
Cash and cash equivalents at beginning of period	245,850	197,792

Cash and cash equivalents at end of period	$250,118	$225,903

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited, except for the balance sheet at December 31, 2010, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2011, the results of operations for each of the three and six-month periods ended June 30, 2011 and 2010, and the cash flows for each of the six-month periods ended June 30, 2011 and 2010. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America under guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $25.9 million and $24.9 million were recorded as of June 30, 2011 and December 31, 2010, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Under the percentage-of-completion method, billings usually do not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At June 30, 2011 and December 31, 2010, receivables included $36.8 million and $26.5 million of unbilled receivables, respectively. During the quarter ended June 30, 2011, there were 12 projects representing approximately 20% of the Company’s total revenue and approximately 24% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 11 projects during the second quarter of 2010 which represented 22% of the Company’s total revenues and 26% of its product revenues. For the six months ended June 30, 2011, there were 12 projects which represented 23% of the Company’s total revenues and 27% of its product revenues, compared to 14 projects which represented 19% of the Company’s total revenues and 22% of its product revenues for the six months ended June 30, 2010, all of which were accounted for using percentage-of-completion accounting.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables and payables. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates.

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

The following table provides comprehensive income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$22,208	$27,998	$43,880	$53,695
Foreign currency translation adjustment	2,647	(2,244)	9,952	(11,954)

Comprehensive income	$24,855	$25,754	$53,832	$41,741

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)
Number of common shares outstanding at end of period—basic	40,058	39,822	40,058	39,822
Effect of using weighted average common shares outstanding	—	(3)	(4)	(48)

Weighted average basic common shares outstanding—basic	40,058	39,819	40,054	39,774
Dilutive effect of common stock options	254	204	262	220

Weighted average diluted common shares outstanding—diluted	40,312	40,023	40,316	39,994

Reclassifications

Certain reclassifications have been made to prior year amounts and related footnotes to conform to current year presentation.

New Accounting Standards

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220). This ASU amends the guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605). This ASU applies to the milestone method of revenue recognition for research and development transactions. These types of arrangements include payment provisions whereby a portion of the consideration is contingent upon achieving a specific result from research and development efforts. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial statements or the Company’s revenue recognition policy.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase transparency in financial reporting. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial statements. In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP (General Accepted Accounting Principles) and IFRSs (International Financial Reporting Standards). This update results in common fair value measurement and disclosure requirements and changes the language describing the requirements in the U.S. GAAP. This amendment is effective for public entities for interim and annual periods beginning after December 15, 2011. The adoption of this amendment will not have a material impact on the Company’s consolidated financial statements.

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

3.	Stock-Based Compensation and Stock Option Awards

During each of the three-month periods ended June 30, 2011 and 2010, the Company recognized approximately $1.2 million in stock- based compensation expense. For each of the six-month periods ended June 30, 2011 and 2010, the stock-based compensation expense totaled $2.4 million. Stock-based compensation expense is included in the selling, general and administrative expense line of the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three and six months ended June 30, 2011 or 2010. There were no stock options granted in the second quarter of 2011 or 2010. Refer to Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding stock-based compensation plans.

4.	Inventories

Inventories consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Raw materials and supplies	$46,225	$46,675
Work in progress	67,897	52,556
Finished goods	177,211	169,149

	291,333	268,380
Less: allowance for obsolete and excess inventory	(25,862)	(24,948)

	$265,471	$243,432

5.	Geographic Areas

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)
Revenues:
Western Hemisphere
Products	$49,435	$77,201	$128,877	$146,670
Services	8,682	9,883	15,655	20,635
Intercompany	18,535	15,021	27,110	27,617

Total	$76,652	$102,105	$171,642	$194,922

Eastern Hemisphere
Products	$49,947	$27,271	$76,909	$62,089
Services	9,429	6,959	16,177	15,133
Intercompany	121	241	457	1,578

Total	$59,497	$34,471	$93,543	$78,800

Asia – Pacific
Products	$15,097	$17,716	$28,877	$35,262
Services	4,404	2,970	8,166	4,744
Intercompany	8	129	8	1,752

Total	$19,509	$20,815	$37,051	$41,758

Summary
Products	$114,479	$122,188	$234,663	$244,021
Services	22,515	19,812	39,998	40,512
Intercompany	18,664	15,391	27,575	30,947
Eliminations	(18,664)	(15,391)	(27,575)	(30,947)

Total	$136,994	$142,000	$274,661	$284,533

Income before income taxes:
Western Hemisphere	$11,926	$22,774	$33,555	$33,478
Eastern Hemisphere	12,418	5,467	16,496	15,004
Asia – Pacific	5,885	6,989	10,390	17,831
Eliminations	274	4,151	745	7,700

Total	$30,503	$39,381	$61,186	$74,013

	June 30, 2011	December 31, 2010
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$195,391	$179,392
Eastern Hemisphere	36,856	36,924
Asia – Pacific	55,002	46,535
Eliminations	(2,660)	(2,549)

Total	$284,589	$260,302

Total Assets:
Western Hemisphere	$647,390	$593,648
Eastern Hemisphere	206,973	185,903
Asia – Pacific	208,128	191,715
Eliminations	(29,352)	(22,715)

Total	$1,033,139	$948,551

6.	Commitments and Contingencies

Deepwater Horizon Incident

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP Exploration & Production, Inc. (“BP”), sank after an explosion and fire that began on April 20, 2010. The Company is a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s U.S. Gulf of Mexico operations, and the Company’s wellhead and certain of its other equipment were in use on the Deepwater Horizon at the time of the incident. A moratorium was placed on offshore deepwater drilling on May 28, 2010 in the U.S. Gulf of Mexico and was lifted on October 12, 2010. Since the Deepwater Horizon incident, the Bureau of Ocean Energy Management, Regulation and Enforcement of the U.S. Department of the Interior (the “BOEM”) has issued various new regulations intended to improve offshore safety systems and environmental protection. These new regulations increased the complexity of the drilling permit process and resulted in delays for the receipt of drilling permits relative to past experience. In the first quarter of 2011, the BOEM resumed the issuance of deepwater drilling permits, and drilling activity may begin to recover in the coming quarters although there can be no assurance of whether or when operations in the U.S. Gulf of Mexico will return to pre-moratorium levels. The Company is currently unable to quantify the full extent of the impact that the U.S. Gulf of Mexico drilling moratorium and subsequent delay in the issuance of permits will have on its future revenues and earnings.

Revenues associated with the U.S. Gulf of Mexico totaled approximately 22% and 30% of worldwide revenues for the three and six months ended June 30, 2011, respectively, as compared with 42% and 43% for the three and six month periods ended June 30, 2010, respectively. For the year ended December 31, 2010, U.S. Gulf of Mexico revenues were approximately 39% of worldwide revenues. Although the Company believes that the drilling moratorium and permitting delays will have little or no impact on revenues related to sales of its offshore rig equipment, the drilling moratorium and permitting delays could have a significant adverse impact on revenues related to subsea equipment, and, to a lesser extent, surface equipment revenues, in the second half of 2011. The Company’s U.S. Gulf of Mexico service revenues totaled approximately 5% and 4% of total worldwide revenues for the three and six months ended June 30, 2011, respectively, as compared 5% and 6% for the three and six months ended June 30, 2010, respectively. For the year ended December 31, 2010, U.S. Gulf of Mexico service revenues were approximately 5% of the Company’s total worldwide revenues. The Company believes that the U.S. Gulf of Mexico service revenues could be substantially negatively impacted in 2011 by the permitting delays related to the drilling moratorium. The Company’s service revenues in the U.S. Gulf of Mexico declined significantly each quarter in 2010, generally as a result of the drilling moratorium and related permitting delays. Service revenues in the first half of 2011 are increasing as compared to levels in the second half of 2010, but are still below the levels experienced during the first half of 2010. Accordingly, the Company will continue to monitor the effects of the drilling moratorium and permitting delays on its ongoing business operations.

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

Investigations into the incident are ongoing by the Departments of Homeland Security, Interior and Justice, and the U.S. Chemical Safety and Hazard Investigation Board. The National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling released an investigation report in January 2011 setting forth its conclusions of the causes of the Deepwater Horizon incident. The Company has been designated as a party-in-interest, received requests for certain information and has provided testimony in connection with the joint investigation being conducted by the Departments of Homeland Security and Interior. The Company has also received requests to preserve information from the joint investigation team, the Department of Justice and the U.S. Chemical Investigation and Hazardous Incident Board. While the focus of some of these investigations is to develop options for guarding against future oil spills associated with offshore drilling, the Department of Justice has announced that it is reviewing, among other criminal statutes, The Clean Water Act (“CWA”), which carries civil penalties and fines as well as criminal penalties, The Oil Pollution Act of 1990 (“OPA”), which can be used to hold parties liable for cleanup costs and reimbursement for government efforts, and The Migratory Bird Treaty Act of 1918 and Endangered Species Act of 1973, which provide penalties for injury and death to wildlife and bird species.

The Company has been named, along with other unaffiliated defendants, in nine class action lawsuits and ten other lawsuits arising out of the Deepwater Horizon incident. These actions were filed against the Company between April 28, 2010 and March 11, 2011. As of July 21, 2011, all of these lawsuits remain consolidated, along with hundreds of other lawsuits not directly naming the Company, in the multi-district proceeding In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010 (“MDL Proceeding”), and are pending in the federal court for the Eastern District of Louisiana. The lawsuits generally allege, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability, personal injury and/or property damages and generally seek awards of unspecified economic, compensatory and punitive damages and/or declaratory relief.

The judge presiding over the MDL Proceeding is also presiding over a separate but related proceeding filed by affiliates of Transocean Ltd. (“Transocean”) under the Limitation of Liability Act (“Limitation Action”) in the federal court for the Eastern District of Louisiana. In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Deepwater Horizon incident to the value of its rig and its freight. On February 18, 2011, Transocean filed a Third-Party Complaint, tendering the Company to the plaintiffs/claimants in the Limitation Action. The procedural effect of Transocean’s action is to make the Company a defendant in any of the actions where the plaintiff has filed a claim in the Limitation Action. As of July 21, 2011, over 100,000 claims have been filed in the Limitation Action using a short-form joinder claim process implemented by the court. However, at this time there are no new allegations against the Company as a result of Transocean’s action, and the Company is entitled to assert all the defenses available to it in the actions to which it was already a named party. In April 2011, the Company moved to dismiss Transocean’s Third-Party Complaint and the consolidated complaints alleging economic losses from the oil spill and personal injury or property damage arising from efforts to contain and clean up the oil spill. The Company contends that those complaints fail to satisfy federal pleading standards, fail to allege facts necessary to support their theories of recovery and/or allege claims that are preempted by OPA. Also in April 2011, the Company filed its answer to Transocean’s Limitation petition denying all claims and responsibility for the incident and denying Transocean’s right to limit its liability. The Company also filed cross claims against Transocean seeking contribution from Transocean in the event the Company is found liable for damages arising from the incident.

In April and May 2011, Transocean, Cameron International Corporation (“Cameron”), Halliburton Energy Services, Inc. (“Halliburton”), M-I, LLC (“M-I”), and Weatherford U.S. LP and Weatherford International, Inc. (collectively, “Weatherford”) each filed cross claims against the Company in the MDL Proceeding and/or in the Limitation Action, generally seeking subrogation and/or contribution from the Company and alleging negligence, comparative fault and strict liability for manufacturing, design and marketing defects by the Company. In May 2011, the Company filed cross claims against Anadarko Petroleum Corporation, Anadarko E&P Company, LP, BP, BP P.L.C., BP America Production Company, Cameron, Halliburton, M-I, Weatherford, MOEX Offshore 2007 LLC, MOEX USA Corporation and Mitsui Oil Exploration Co., Ltd. in the Limitation Action seeking contribution from the cross claimants and alleging that the cross claimants are or may be liable in whole or in part for the claims asserted against the Company in connection with the Deepwater Horizon incident.

In May 2011, Transocean filed a Third-Party Complaint against the Company, impleading it into an action brought by the United States in connection with the Deepwater Horizon incident against Transocean, BP and certain of its affiliates, Anadarko Petroleum Corporation and certain of its affiliates, and MOEX Offshore 2007, LLC as “Responsible Parties” under OPA and for violations of CWA. Transocean’s Third-Party Complaint alleges comparative fault and strict liability for manufacturing, design and marketing defects by the Company and generally seeks subrogation and/or contribution from the Company.

In June 2011, BP and its affiliate BP America Production Company filed counterclaims against the Company in the MDL Proceeding and in the Limitation Action generally seeking subrogation and/or contribution from the Company.

For every complaint, cross claim, third-party complaint and/or counterclaims alleging fault on the part of the Company for the Deepwater Horizon incident, the Company has moved to dismiss the allegations contained in the complaint, cross claim, third-party complaint, and/or counterclaim because the Company contends that those complaints fail to satisfy federal pleading standards and fail to allege facts necessary to support theories of recovery against the Company.

The Company intends to continue to vigorously defend any litigation, fine and/or penalty relating to the Deepwater Horizon incident. Accordingly, no liability has been accrued in conjunction with these matters.

Additional lawsuits may be filed and additional investigations may be launched in the future. An adverse outcome with respect to any of these lawsuits or investigations, or any lawsuits or investigations that may arise in the future, could have a material adverse effect on the Company’s results of operations.

At the time of the Deepwater Horizon incident, the Company had a general liability insurance program with an aggregate coverage limit of $100 million for claims with respect to property damage, injury or death and pollution. The insurance policies may not cover all potential claims and expenses relating to the Deepwater Horizon incident. In addition, the Company’s policies may not cover fines, penalties or costs and expenses related to government-mandated clean up of pollution. The Company has received a “reservation of rights” letter from its insurers. The incident may also lead to further tightening of the availability of insurance coverage. The Company may not be able to obtain adequate insurance at a reasonable price, thereby making certain projects unfeasible from an economic standpoint. If liability limits are increased or the insurance market becomes more restricted, the risks and costs of conducting offshore exploration and development activities may increase, which could materially impact our results of operations.

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

Brazilian Tax Issue

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with assessments collectively valued at approximately BRL24.4 million (approximately USD15.6 million as of June 2011) from the State of Rio de Janiero, Brazil, to cancel credits resulting from the importation of goods and subsequent transfers to the Company’s subsidiary in Brazil. The Company believes that its subsidiary should not be subject to the cancellation of credits and is vigorously contesting the assessments in the Brazilian administrative systems. At this time, the ultimate disposition of this matter cannot be determined and therefore, it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its operations, financial position or cash flows. While pending, the amount of interest, penalties and monetary restatement fees on the tax assessments continues to accrue. As of June 2011, the total assessment, including interest, penalties and possible monetary restatement fees is approximately BRL25.3 million (approximately USD16.2 million).

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

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position, results of operations and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the discussion in Part II, Item 1A “Risk Factors,” presented elsewhere in this Form 10-Q, as well as the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Deepwater Horizon Incident

On April 22, 2010, a deepwater Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP, sank after an explosion and fire that began on April 20, 2010. The Department of Interior issued an order imposing a moratorium on deepwater drilling in the U.S. Gulf of Mexico that was lifted on October 12, 2010. The Company’s revenues and earnings may be affected by, among other things, new or revised governmental laws or regulations relating to offshore oil and gas exploration and production activities, both in the U.S. Gulf of Mexico and in other areas in which the Company’s customers operate, and the effect of such laws or regulations on the level of demand for the Company’s products and services. For additional information related to the impact of the Deepwater Horizon incident on the Company’s product and service revenues, as well as information related to litigation and additional governmental investigations and regulations arising out of the incident, see “Commitments and Contingencies,” Note 6 of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1, “Legal Proceedings.” In addition, as a result of recent scrutiny of the offshore drilling industry triggered by the Deepwater Horizon incident, the technical specifications for the Company’s existing and future products may change resulting in additional testing of its products to ensure their compliance with such specifications. If the Company’s products are unable to satisfy the requirements of the additional testing, or if the costs of the modifications to such products necessary to satisfy the testing are not acceptable to the Company’s customers, the customers may terminate their contracts with the Company or decide not to purchase the Company’s products.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average crude oil (West Texas Intermediate Cushing) and natural gas (Henry Hub) closing prices are listed below for the periods covered by this report:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Crude oil ($/Bbl)	$102.02	$78.05	$98.08	$78.46
Natural gas ($/Mcf)	4.50	4.45	4.41	4.87

During the second quarter of 2011, crude oil closing prices ranged between $90.65 and $113.39 per barrel with an average quarterly price of $102.02 per barrel, as compared to a range of $68.01 and $86.84 per barrel with the average quarterly price of $78.05 per barrel for the same period in 2010. For the six months ended June 30, 2011 and 2010, crude oil closing prices averaged $98.08 and $78.46, respectively, and ranged between $83.13 per barrel and $113.39 per barrel, as compared to a range of $68.01 to $86.84 per barrel for the same period in 2010. West Texas Intermediate crude oil prices ended the second quarter of 2011 at $95.30 per barrel and Henry Hub natural gas prices at June 30, 2011 were $4.51 per Mcf.

According to the July 2011 release of the Short-Term Energy Outlook published by the EIA, West Texas Intermediate crude oil prices are projected to average $98.43 per barrel for the full year 2011 and $102.50 per barrel in 2012. The EIA projects that world consumption will grow by 1.4 million barrels per day in 2011 and 1.6 million barrels per day in 2012. In July 2011, the EIA projected Henry Hub natural gas prices to average $4.39 per Mcf over the second half of 2011 and $4.68 per Mcf in 2012. In its July 2011 Oil Market Report, the International Energy Agency (“IEA”) stated that global demand is estimated to be 89.5 million barrels per day for 2011, increasing to 91.0 million barrels per day in 2012. On June 23, 2011, in response to the ongoing Libyan crisis, the IEA announced the coordinated release of 60 million barrels of strategic stocks for an initial 30 day period.

Rig Count

Detailed below is the average contracted rig count for the Company’s geographic regions for the three and six months ended June 30, 2011 and 2010. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Western Hemisphere	188	183	178	179
Eastern Hemisphere	153	144	150	143
Asia – Pacific	241	237	240	235

	582	564	568	557

Source: ODS – Petrodata RigBase – June 30, 2011 and 2010

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of June 30, 2011, there were 58 rigs under contract in the U.S. Gulf of Mexico (33 jack-up rigs and 25 floater rigs). Of the total contracted, 46 were actively drilling (28 jack-up rigs and 18 floating rigs). As of June 30, 2010, there were 64 rigs under contract in the U.S. Gulf of Mexico and 35 of these were actively drilling (26 jack-up rigs and 9 floating rigs). As of April 20, 2010, the day the fire started on the Deepwater Horizon, there were 70 rigs under contract in the U.S. Gulf of Mexico and 68 of these were actively drilling (38 jack-up rigs and 30 floating rigs).

The Company believes that the number of rigs (semi-submersibles, jack-ups and drillships) under construction impacts its revenue because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of both June 2011 and 2010, there were 144 and 123 rigs, respectively, under construction. The expected delivery dates for the rigs under construction on June 30, 2011 are as follows:

2011	37
2012	37
2013	55
2014	8
After 2014 or unspecified delivery date	7

144

Regulation

The demand for the Company’s products and services is also affected by laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. The adoption of new laws and regulations, or changes to existing laws or regulations, that curtail exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company’s operations by limiting demand for its products. For a description of certain actions taken by the U.S. government related to the Deepwater Horizon incident, see “Commitments and Contingencies” in Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a prolonged decline in commodity prices, an extended continuation of the downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at June 30, 2011 was approximately $727 million compared to approximately $655 million at March 31, 2011, $627 million at December 31, 2010, and $538 million at June 30, 2010. The Company can give no assurance that backlog will remain at current levels. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. If the Company’s existing or future products are unable to satisfy the requirements for any testing required by its customers or additional testing triggered by the Deepwater Horizon incident, or if the costs of the modifications to such products necessary to satisfy the testing are not acceptable to the Company’s customers, the customers may terminate their contracts with the Company. In addition, if the Company is unable to use a third party’s technology or purchase a component from a third party that is required under a contract, the Company may not be able to meet existing contractual commitments. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

Revenues.    Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For each of the six months ended June 30, 2011 and 2010, the Company derived 85% and 86%, respectively, of its revenues from the sale of its products and 15% and 14%, respectively, of its revenues from services. Product contracts are negotiated and sold separately from service contracts. In addition, service contracts are not included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on world-wide economic conditions in the offshore oil and gas industry, and is not based on a specific relationship between the two types of contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first six months of 2011, 12 projects representing approximately 23% of the Company’s total revenues and 27% of its product revenues were accounted for using percentage-of-completion accounting, compared to 14 projects representing approximately 19% of the Company’s total revenue and 22% of its product revenue for the first six months of 2010. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The Company has substantial international operations, with approximately 78% and 58% of its revenues derived from foreign sales for the three months ended June 30, 2011 and 2010, respectively, and 70% and 57% for the six months ended June 30, 2011 and 2010, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 22% and 42% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively, and 30% and 43% of the Company’s total revenues for the six months ended June 30, 2011 and 2010, respectively.

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In millions)
Revenues:
Products
Subsea equipment	$15.0	$22.8	$38.0	$57.7
Surface equipment	0.1	0.3	0.2	1.1
Offshore rig equipment	8.9	29.8	33.0	47.3

Total products	24.0	52.9	71.2	106.1
Services	6.3	7.4	10.7	16.9

Total U.S. Gulf of Mexico revenues	$30.3	$60.3	$81.9	$123.0

At this time, the Company is unable to quantify the extent of the full impact that the 2010 drilling moratorium in the U.S. Gulf of Mexico and related permitting delays will have on its future revenues. The Company believes that the effects of the drilling moratorium and permitting delays will have little or no impact on revenues related to offshore rig equipment, but could have a significant adverse impact on revenues related to subsea equipment, and, to a lesser extent, surface equipment, in the second half of 2011. The decreases in subsea and surface equipment revenues for the three and six month periods ended June 30, 2011 compared to the same periods ended June 30, 2010 in the U.S. Gulf of Mexico were essentially due to the 2010 drilling moratorium and subsequent permitting delays in the U.S. Gulf of Mexico which resulted in a decrease in the number of rigs actively drilling between the time of the Deepwater Horizon incident and June 2011. The decreases in offshore rig equipment revenues for the three and six month periods ended June 30, 2011 compared to the same periods ended June 30, 2010 in the U.S. Gulf of Mexico were not specifically attributable to the 2010 drilling moratorium. The decreases are primarily related to the timing of the recognition of offshore rig equipment revenues for certain percentage-of-completion projects located in the U.S. Gulf of Mexico.

In addition, the Company believes that the U.S. Gulf of Mexico service revenues could continue to be negatively impacted in the second half of 2011 by permitting delays related to the drilling moratorium. The Company’s U.S. Gulf of Mexico service revenues totaled approximately $6.3 million and $7.4 million, respectively, for the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 and 2010, U.S. Gulf of Mexico service revenues totaled approximately $10.7 million and $16.9 million, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Products	83.6%	86.0%	85.4%	85.8%
Services	16.4	14.0	14.6	14.2

Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	50.1	46.9	49.3	47.8
Services	9.8	9.1	9.7	8.9

Total cost of sales	59.9	56.0	59.0	56.7
Selling, general and administrative expenses	11.7	11.3	12.5	10.3
Engineering and product development expenses	6.2	5.0	6.3	4.9
Special item	—	—	—	2.1

Operating income	22.2	27.7	22.2	26.0
Interest income	0.1	—	0.1	—
Interest expense	—	—	—	—

Income before income taxes	22.3	27.7	22.3	26.0
Income tax provision	6.1	8.0	6.3	7.1

Net income	16.2%	19.7%	16.0%	18.9%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In millions)
Revenues:
Products
Subsea equipment	$101.4	$81.1	$185.8	$177.4
Surface equipment	3.8	5.7	10.1	12.7
Offshore rig equipment	9.3	35.4	38.8	53.9

Total products	114.5	122.2	234.7	244.0
Services	22.5	19.8	40.0	40.5

Total revenues	$137.0	$142.0	$274.7	$284.5

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.

Revenues.    Revenues decreased by $5.0 million, or approximately 3.5%, to $137.0 million in the three months ended June 30, 2011 from $142.0 million in the three months ended June 30, 2010. Product revenues decreased by approximately $7.7 million for the three months ended June 30, 2011 compared to the same period in 2010 as a result of decreased revenues of $26.1 million in offshore rig equipment and $1.9 million in surface equipment, partially offset by a $20.3 million increase in subsea equipment. Product revenues decreased in the Western Hemisphere by approximately $27.8 million and in Asia-Pacific by $2.6 million, partially offset by an increase in product revenues of $22.7 million in the Eastern Hemisphere. The decrease in product revenues in the Western Hemisphere was primarily attributable to decreases of $20.9 million in revenues related to offshore rig equipment and $7.8 million in revenues related to subsea equipment in the U.S. Gulf of Mexico. Service revenues increased by approximately $2.5 million in the Eastern Hemisphere and $1.4 million in Asia-Pacific, partially offset by a decrease in the Western Hemisphere of $1.2 million. The majority of the changes in service revenues related to an increase in technical advisory services.

Cost of Sales.    Cost of sales increased by $2.5 million, or approximately 3.1%, to $82.0 million for the three months ended June 30, 2011 from $79.5 million for the same period in 2010. As a percentage of revenues, cost of sales were approximately 59.9% and 56.0% for the three-month period ended June 30, 2011 and 2010, respectively. The increase in cost of sales as a percentage of revenues resulted primarily from changes in product mix and increases in unabsorbed manufacturing overhead expenses.

Selling, General and Administrative Expenses.    For the three months ended June 30, 2011, selling, general and administrative expenses were basically flat compared to the same period in 2010. The Company experienced approximately $405,000 in foreign currency transaction gains in the second quarter of 2011 as compared to $1.2 million in foreign currency transaction losses in the second quarter of 2010. This difference was partially offset by an increase in personnel and related expenses. Stock option expense for the second quarter of 2011 and 2010 both totaled $1.2 million. Selling, general and administrative expenses as a percentage of revenues increased to 11.7% in 2011 from 11.3% in 2010.

Engineering and Product Development Expenses.    For the three months ended June 30, 2011, engineering and product development expenses increased by approximately $1.4 million, or 19.7%, to $8.5 million from $7.1 million in the same period of 2010. Engineering and product development staffs have increased to meet the demands of the higher backlog related to long-term projects. Engineering and product development expenses as a percentage of revenues increased to 6.2% in 2011 from 5.0% in 2010.

Interest Income.    Interest income for the three months ended June 30, 2011 was approximately $86,000 as compared to $69,000 for the three months ended June 30, 2010. This increase resulted from increased balances on short-term investments. The Company continues to keep the majority of its short-term investments in funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest expense.    Interest expense for the three months ended June 30, 2011 and June 30, 2010 was $11,000.

Income tax provision.    Income tax expense for the three months ended June 30, 2011 was $8.3 million on income before taxes of $30.5 million, resulting in an effective tax rate of approximately 27%. Income tax expense for the three months ended June 30, 2010 was $11.4 million on income before taxes of $39.4 million, resulting in an effective tax rate of approximately 29%. The decrease in the effective income tax rate reflects the difference in income before income taxes among the Company’s three geographic areas, which have different income tax rates.

Net Income.    Net income was approximately $22.2 million for the three months ended June 30, 2011 and $28.0 million for the same period in 2010 for the reasons set forth above.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.

Revenues.    Revenues decreased by $9.8 million, or approximately 3.4%, to $274.7 million in the six months ended June 30, 2011 from $284.5 million in the six months ended June 30, 2010. Product revenues decreased by approximately $9.3 million for the six months ended June 30, 2011 compared to the same period in 2010 as a result of decreased revenues of $15.1 million in offshore rig equipment and $2.6 in surface equipment, partially offset by an increase in subsea equipment of $8.4 million. Product revenues decreased in the Western Hemisphere by $17.8 million and $6.4 million in Asia-Pacific, partially offset by an increase in the Eastern Hemisphere of $14.9 million. Service revenues decreased by approximately $500,000 due to decreased service revenues in the Western Hemisphere of $5.0 million, partially offset by increases in the Eastern Hemisphere of

$1.0 million and $3.5 million in Asia-Pacific. The decreases in product and service revenues in the Western Hemisphere were primarily attributable to the 2010 drilling moratorium in the U.S. Gulf of Mexico and related permitting delays.

Cost of Sales.    Cost of sales increased by $700,000, or approximately 0.4%, to $162.1 million for the six months ended June 30, 2011 from $161.4 million for the same period in 2010. As a percentage of revenues, cost of sales were approximately 59.0% and 56.7% for the six months ended June 30, 2011 and 2010, respectively. The increase in cost of sales as a percentage of revenues resulted primarily from changes in product mix and increases in unabsorbed manufacturing overhead expenses.

Selling, General and Administrative Expenses.    For the six months ended June 30, 2011, selling, general and administrative expenses increased by approximately $4.8 million, or 16.3%, to $34.3 million from $29.5 million for the same period in 2010. The Company experienced approximately $1.9 million in foreign currency transaction losses in the first six months of 2011 as compared to $0.5 million in foreign currency transaction gains in the first six months of 2010, which total a net change of $2.4 million. The remaining difference of $2.4 million was primarily related to increases in personnel and related expenses. Stock option expense for the first six months of 2011 and 2010 both totaled $2.4 million. Selling, general and administrative expenses as a percentage of revenues increased to 12.5% in 2011 from 10.3% in 2010.

Engineering and Product Development Expenses.    For the six months ended June 30, 2011, engineering and product development expenses increased by $3.4 million, or approximately 24.6%, to $17.2 million from $13.8 million for the same period in 2010. Engineering and product development staffs have increased due to the higher backlog related to long-term projects. Engineering and product development expenses as a percentage of revenues was 6.3% in 2011 and 4.9% in 2010.

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

Interest Income.    Interest income for the six months ended June 30, 2011 was approximately $185,000 as compared to approximately $130,000 for the six months ended June 30, 2010. This increase was due to an increase in short-term investments. The Company continues to keep the majority of its short-term investments in funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest Expense.    Interest expense for the six months ended June 30, 2011 was $22,000 compared to $38,000 for the same period in 2010.

Income tax provision.    Income tax expense for the six months ended June 30, 2011 was $17.3 million on income before taxes of $61.2 million, resulting in an effective tax rate of approximately 28%. Income tax expense for the six months ended June 30, 2010 was $20.3 million on income before taxes of $74.0 million, resulting in an effective tax rate of approximately 27%.

Net Income.    Net income was approximately $43.9 million for the six months ended June 30, 2011 and $53.7 million for the same period in 2010 for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Six months ended June 30,
	2011	2010
	(In thousands)
Operating activities	$35,442	$43,740
Investing activities	(30,816)	(20,902)
Financing activities	388	4,999

	5,014	27,837
Effect of exchange rate changes on cash activities	(746)	274

Increase in cash and cash equivalents	$4,268	$28,111

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

During the six months ended June 30, 2011, the Company generated $35.4 million of cash from operations as compared to $43.7 million for the same period in 2010. Cash totaling approximately $21.3 million was used during the first six months of 2011 due to increases in operating assets and liabilities, compared to $17.6 million that was used during the same period in 2010. The increase in operating assets and liabilities during the first six months of 2011 primarily reflected an increase in receivables of $31.6 million, partially due to unbilled receivables, and an increase in inventory of $17.3 million. Prepaid and other assets decreased by $1.0 million. The $26.6 million increase in trade accounts payable and accrued expenses resulted largely from increases in customer prepayments on projects and increases in accounts payable for purchases of inventory and capital expenditures.

Capital expenditures by the Company were $32.8 million and $22.0 million in the first six months of 2011 and 2010, respectively. Capital expenditures in 2011 and 2010 included expanding manufacturing facilities in the Asia-Pacific, Eastern and Western Hemispheres and increased expenditures on machinery and equipment and running tools due to expanded operations. The capital expenditures for the first six months of 2011 were primarily $9.0 million for machinery and equipment, $18.2 million for facilities, $3.9 million for running tools and other expenditures of $1.7 million. Principal payments on debt were approximately $0.2 million during the six months ended June 30, 2011.

Dril-Quip (Europe) Limited had a term credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of British pound sterling 4.0 million (approximately USD6.4 million as of March 2011). Borrowing under this facility bore interest at the Bank of Scotland base rate plus 1%, and was repayable in 120 equal monthly installments from the date of the initial drawdown (April 2001), plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The final payment was made in April 2011 and this credit facility was discharged.

The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, any significant future declines in hydrocarbon prices, catastrophic events or significant changes in regulations affecting us or our customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that additional borrowing from commercial lending institutions would be available and adequate to meet such requirements.

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting policies. During the six months ended June 30, 2011 there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and, to a lesser extent, the Brazilian real. The Company experienced a foreign currency pre-tax gain of approximately $405,000 during the three months ended June 30, 2011 and a $1.9 million pre-tax loss during the six months ended June 30, 2011, compared to approximately $1.2 million in pre-tax loss and $491,000 in pre-tax gain for the three and six months ended June 30, 2010, respectively. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with assessments from the disallowance of netting certain import and export taxes. The Company is vigorously contesting these assessments.

In addition, the Company is involved in lawsuits filed as a result of the April 2010 Deepwater Horizon incident in the U.S. Gulf of Mexico.

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

The risk factor discussed below updates the risk factors previously discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and those listed in the Quarterly Report on Form 10-Q for the quarter ending March 31, 2011. We refer you to the risk factors described in those filings for a more complete discussion of our material risks.

We may not be able to satisfy technical requirements, testing requirements or other specifications under contracts and contract tenders.

Our products are used in deepwater, harsh environments and severe service applications. Our contracts with customers and customer requests for bids typically set forth detailed specifications or technical requirements for our products and services, which may also include extensive testing requirements. We are currently performing such testing in connection with a contract involving our subsea wellheads. We anticipate that such testing requirements will become more common in our contracts. In addition, recent scrutiny of the offshore drilling industry triggered by the Deepwater Horizon incident may result in more stringent technical specifications for our products and more comprehensive testing requirements for our products to ensure compliance with such specifications. We cannot assure you that our products will be able to satisfy the specifications or that we will be able to perform the full-scale testing necessary to prove that the product specifications are satisfied in future contract bids or under existing contracts, or that the costs of modifications to our products to satisfy the specifications and testing will not adversely affect our results of operations. If our products are unable to satisfy such requirements, or we are unable to perform any required full-scale testing, our customers may cancel their contracts and/or seek new suppliers, and our business, results of operations or financial condition may be adversely affected.

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in “Risk Factors” herein and under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 and the following:

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	uncertainties associated with the United States and worldwide economies;

•	uncertainties regarding political tensions in the Middle East, Africa and elsewhere;

•	uncertainties regarding oil production from OPEC and the Strategic Petroleum Reserve to alleviate the supply disruptions from Libya;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

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

Item 6.

(a) Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description

*3.1	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	Amended and restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated March 23, 2011.)

*4.1	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447).

*4.2	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447).

*4.3	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

**31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Mike Walker.

**31.2	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

**32.1	Section 1350 Certification of J. Mike Walker.

**32.2	Section 1350 Certification of Jerry M. Brooks.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Schema Document

***101.CAL	XBRL Calculation Document

***101.DEF	XBRL Definition Linkbase Document.

***101.LAB	XBRL Label Linkbase Document

***101.PRE	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
**	Filled with this report.
***	Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/S/ JERRY M. BROOKS
Jerry M. Brooks,
Vice-President—Finance and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Date: August 4, 2011