Form 10-Q
period 2011-09-30
DRIL-QUIP INC
filed 2011-11-04
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

                                   (Do not check if a smaller

                                   reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of October 31, 2011, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 40,075,247.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$255,572	$245,850
Trade receivables, net	185,514	158,894
Inventories, net	269,662	243,432
Deferred income taxes	22,920	21,942
Prepaids and other current assets	16,322	18,131

Total current assets	749,990	688,249
Property, plant and equipment, net	270,341	247,158
Other assets	12,132	13,144

Total assets	$1,032,463	$948,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,510	$31,149
Current maturities of long-term debt	70	268
Accrued income taxes	6,403	1,985
Customer prepayments	60,266	48,889
Accrued compensation	14,286	11,899
Other accrued liabilities	19,063	17,139

Total current liabilities	131,598	111,329
Long-term debt, net of current maturities	—	58
Deferred income taxes	9,303	9,150

Total liabilities	140,901	120,537

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,060,247 and 40,041,746 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	401	400
Additional paid-in capital	155,536	151,418
Retained earnings	752,656	685,513
Accumulated other comprehensive losses	(17,031)	(9,317)

Total stockholders’ equity	891,562	828,014

Total liabilities and stockholders’ equity	$1,032,463	$948,551

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
		(In thousands, except per share data)
Revenues:
Products	$134,238	$120,526	$368,901	$364,547
Services	20,797	19,597	60,795	60,109

Total revenues	155,035	140,123	429,696	424,656
Cost and expenses:
Cost of sales:
Products	80,713	66,513	216,219	202,444
Services	15,774	12,908	42,381	38,341

Total cost of sales	96,487	79,421	258,600	240,785
Selling, general and administrative	18,274	15,601	52,572	45,111
Engineering and product development	8,498	7,387	25,725	21,224
Special item	—	—	—	5,901

	123,259	102,409	336,897	313,021

Operating income	31,776	37,714	92,799	111,635
Interest income	84	105	269	235
Interest expense	(15)	(15)	(37)	(53)

Income before income taxes	31,845	37,804	93,031	111,817
Income tax provision	8,582	10,147	25,888	30,465

Net income	$23,263	$27,657	$67,143	$81,352

Earnings per common share:
Basic	$0.58	$0.69	$1.68	$2.04

Diluted	$0.58	$0.69	$1.67	$2.03

Weighted average common shares outstanding:
Basic	40,059	39,830	40,055	39,793

Diluted	40,296	40,035	40,311	40,008

The accompanying notes are an integral part of these statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2011	2010
	(In thousands)
Operating activities
Net income	$67,143	$81,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,973	15,286
Stock-based compensation expense	3,438	3,611
Gain on sale of equipment	(636)	(214)
Deferred income taxes	(837)	804
Changes in operating assets and liabilities:
Trade receivables, net	(28,054)	(513)
Inventories, net	(29,498)	1,012
Prepaids and other assets	1,460	(2,613)
Excess tax benefits of stock option exercises	(297)	(1,112)
Trade accounts payable and accrued expenses	21,553	3,405

Net cash provided by operating activities	51,245	101,018
Investing activities
Purchase of property, plant and equipment	(45,114)	(48,585)
Proceeds from sale of equipment	2,258	1,229

Net cash used in investing activities	(42,856)	(47,356)
Financing activities
Principal payments on debt	(257)	(510)
Proceeds from exercise of stock options	404	5,854
Excess tax benefits of stock option exercises	297	1,112

Net cash provided by financing activities	444	6,456
Effect of exchange rate changes on cash activities	889	64

Increase in cash and cash equivalents	9,722	60,182
Cash and cash equivalents at beginning of period	245,850	197,792

Cash and cash equivalents at end of period	$255,572	$257,974

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2011, the results of operations for each of the three and nine-month periods ended September 30, 2011 and 2010, and the cash flows for each of the nine-month periods ended September 30, 2011 and 2010. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America under guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.	Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

Inventories

Inventory costs are determined principally by using the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and slow-moving inventories. Inventory reserves of $25.7 million and $24.9 million were recorded as of September 30, 2011 and December 31, 2010, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At September 30, 2011 and December 31, 2010, receivables included $31.7 million and $26.5 million of unbilled receivables, respectively. During the quarter ended September 30, 2011, there were 11 projects representing approximately 13% of the Company’s total revenue and approximately 15% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 14 projects during the third quarter of 2010 which represented 24% of the Company’s total revenues and 28% of its product revenues. For the nine months ended September 30, 2011, there were 16 projects which represented 19% of the Company’s total revenues and 22% of its product revenues, compared to 18 projects which represented 21% of the Company’s total revenues and 24% of its product revenues for the nine months ended September 30, 2010, all of which were accounted for using percentage-of-completion accounting.

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

The following table provides comprehensive income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$23,263	$27,657	$67,143	$81,352
Foreign currency translation adjustment	(17,666)	12,621	(7,714)	667

Comprehensive income	$5,597	$40,278	$59,429	$82,019

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Number of common shares outstanding at end of period—basic	40,060	39,853	40,060	39,853
Effect of using weighted average common shares outstanding	(1)	(23)	(5)	(60)

Weighted average basic common shares outstanding—basic	40,059	39,830	40,055	39,793
Dilutive effect of common stock options	237	205	256	215

Weighted average diluted common shares outstanding—diluted	40,296	40,035	40,311	40,008

3.	New Accounting Standards

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income. This ASU amends the guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements. The FASB recently announced that they are considering deferring certain provisions of ASU 2011-05 related to the presentation of reclassification adjustments from other comprehensive income to net income.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method. This ASU applies to the milestone method of revenue recognition for research and development transactions. These types of arrangements include payment provisions whereby a portion of the consideration is contingent upon achieving a specific result from research and development efforts. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial statements or the Company’s revenue recognition policy.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase transparency in financial reporting. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial statements. In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP (General Accepted Accounting Principles) and IFRSs (International Financial Reporting Standards). This update results in common fair value measurement and disclosure requirements and changes the language describing the requirements in the U.S. GAAP. This amendment is effective for public entities for interim and annual periods beginning after December 15, 2011. The adoption of this amendment will not have a material impact on the Company’s consolidated financial statements.

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

4.	Stock-Based Compensation and Stock Option Awards

During the three and nine months ended September 30, 2011, the Company recognized approximately $1.0 million and $3.4 million, respectively, of stock-based compensation expense compared to $1.2 million and $3.6 million, respectively, for the three and nine months ended September 30, 2010. Stock-based compensation expense is included in the selling, general and administrative expense line of the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three and nine months ended September 30, 2011 or 2010. There were no stock options granted in the third quarter of 2011 or 2010. Refer to Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding stock-based compensation plans.

5.	Inventories

Inventories consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Raw materials and supplies	$49,429	$46,675
Work in progress	68,075	52,556
Finished goods	177,876	169,149

	295,380	268,380
Less: allowance for obsolete and excess inventory	(25,718)	(24,948)

Total	$269,662	$243,432

6.	Geographic Areas

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenues:
Western Hemisphere
Products	$69,670	$71,523	$198,547	$218,193
Services	9,788	8,830	25,443	29,465
Intercompany	18,662	13,245	45,772	40,862

Total	$98,120	$93,598	$269,762	$288,520

Eastern Hemisphere
Products	$43,515	$28,258	$120,424	$90,347
Services	6,843	7,751	23,020	22,884
Intercompany	331	571	788	2,149

Total	$50,689	$36,580	$144,232	$115,380

Asia—Pacific
Products	$21,053	$20,745	$49,930	$56,007
Services	4,166	3,016	12,332	7,760
Intercompany	974	576	982	2,328

Total	$26,193	$24,337	$63,244	$66,095

Summary
Products	$134,238	$120,526	$368,901	$364,547
Services	20,797	19,597	60,795	60,109
Intercompany	19,967	14,392	47,542	45,339
Eliminations	(19,967)	(14,392)	(47,542)	(45,339)

Total	$155,035	$140,123	$429,696	$424,656

Income (loss) before income taxes:
Western Hemisphere	$19,611	$24,840	$53,166	$58,318
Eastern Hemisphere	10,703	5,081	27,199	20,085
Asia—Pacific	2,936	8,027	13,326	25,858
Eliminations	(1,405)	(144)	(660)	7,556

Total	$31,845	$37,804	$93,031	$111,817

	September 30, 2011	December 31, 2010
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$192,359	$179,392
Eastern Hemisphere	35,469	36,924
Asia—Pacific	57,383	46,535
Eliminations	(2,738)	(2,549)

Total	$282,473	$260,302

Total Assets:
Western Hemisphere	$637,989	$593,648
Eastern Hemisphere	214,558	185,903
Asia—Pacific	216,495	191,715
Eliminations	(36,579)	(22,715)

Total	$1,032,463	$948,551

7.	Commitments and Contingencies

Deepwater Horizon Incident

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP Exploration & Production, Inc. (“BP”), sank after an explosion and fire that began on April 20, 2010. The Company is a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s U.S. Gulf of Mexico operations, and the Company’s wellhead and certain of its other equipment were in use on the Deepwater Horizon at the time of the incident. A moratorium was placed on offshore deepwater drilling on May 28, 2010 in the U.S. Gulf of Mexico and was lifted on October 12, 2010. Following the Deepwater Horizon incident, the Bureau of Ocean Energy Management, Regulation and Enforcement of the U.S. Department of the Interior (“BOEMRE”) issued various new regulations intended to improve offshore safety systems and environmental protection. These new regulations increased the complexity of the drilling permit process and resulted in delays for the receipt of drilling permits relative to past experience. In the first quarter of 2011, BOEMRE resumed the issuance of deepwater drilling permits, and deepwater drilling activity has begun to improve although there can be no assurance of whether or when operations in the U.S. Gulf of Mexico will return to pre-moratorium levels. The Company is currently unable to quantify the full extent of the impact that the U.S. Gulf of Mexico drilling moratorium and subsequent delay in the issuance of permits will have on its future revenues and earnings.

Effective October 1, 2011 BOEMRE was reorganized into two new agencies: the Bureau of Safety and Environmental Enforcement (“BSEE”), responsible for permitting and enforcement of safety and environmental regulations, and the Bureau of Ocean Energy Management (“BOEM”), which will administer offshore lease sales. It is not currently anticipated that the reorganization of BOEMRE into these two new agencies will significantly increase the speed at which permits are being issued.

Revenues associated with the U.S. Gulf of Mexico totaled approximately 31% and 30% of worldwide revenues for the three and nine months ended September 30, 2011, respectively, as compared with 39% and 42% for the three and nine month periods ended September 30, 2010, respectively. For the year ended December 31, 2010, U.S. Gulf of Mexico revenues were approximately 39% of worldwide revenues. Although the Company believes that the permitting delays will have little or no impact on revenues related to sales of its offshore rig equipment, the permitting delays could have a significant adverse impact on revenues related to subsea equipment, and, to a lesser extent, surface equipment revenues, in each case for the remainder of 2011 and possibly into 2012. The Company’s U.S. Gulf of Mexico service revenues totaled approximately 5% and 4% of total worldwide revenues for the three and nine months ended September 30, 2011, respectively, as compared to 4% and 5% for the three and nine months ended September 30, 2010, respectively. For the year ended December 31, 2010, U.S. Gulf of Mexico service revenues were approximately 5% of the Company’s total worldwide revenues. The Company believes that the U.S. Gulf of Mexico service revenues could be substantially negatively impacted in 2011 and possibly into 2012 by the permitting delays. The Company’s service revenues in the U.S. Gulf of Mexico declined significantly each quarter in 2010, generally as a result of the drilling moratorium and related permitting delays. Service revenues in the first nine months of 2011 are increasing, but are still below the levels experienced during the first nine months of 2010. The Company will continue to monitor the effects of the permitting delays on its ongoing business operations.

The Company does not yet know the extent to which this incident may cause the United States or other countries to restrict or further regulate offshore drilling. In addition to the new regulations issued by BOEMRE, and, more recently, the BSEE and BOEM, as a result of the Deepwater Horizon incident, the Company believes the U.S. government is likely to issue additional safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, which may result in substantial increases in cost or further delays in drilling in the U.S. Gulf of Mexico. BSEE officials have stated that they are reviewing the possibility of expanding BSEE’s oversight of offshore drilling beyond the oil and gas companies that hold the drilling permits to cover rig suppliers, oilfield service firms, potentially including the Company, and other contractors now outside the scope of BSEE regulations. Any increases to the costs of the Company’s customers could cause some projects to become non-economical, and as a result, reduce demand for the Company’s products and services. In addition, there can be no assurance that the Company’s existing products will meet any additional requirements imposed by BSEE.

Multiple investigations into the Deepwater Horizon incident have been conducted by governmental agencies, including the Department of Justice, the U.S. Chemical Safety and Hazard Investigation Board, the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (which released its final investigative report in January 2011), and the BOEMRE/U.S. Coast Guard Joint Investigation Team (which released its final investigative report in September 2011). The Company was designated as a party-in-interest, received requests for certain information and provided testimony in connection with the joint investigation conducted by BOEMRE and the U.S Coast Guard. The Company also received requests to preserve information from the Joint Investigation Team, the Department of Justice and the U.S. Chemical Safety and Hazard Investigation Board. While the focus of some of these investigations is to develop options for guarding against future oil spills associated with offshore drilling, the Department of Justice has announced that it is reviewing, among other criminal statutes, The Clean Water Act (“CWA”), which carries civil penalties and fines as well as criminal penalties, The Oil Pollution Act of 1990 (“OPA”), which can be used to hold parties liable for cleanup costs and reimbursement for government efforts, and The Migratory Bird Treaty Act of 1918 and Endangered Species Act of 1973, which provide penalties for injury and death to certain wildlife and bird species.

The Company has been named, along with other unaffiliated defendants, in nine class action lawsuits and ten other lawsuits arising out of the Deepwater Horizon incident. These actions were filed against the Company between April 28, 2010 and March 11, 2011. As of October 24, 2011, all of these lawsuits remain consolidated, along with hundreds of other lawsuits not directly naming the Company, in the multi-district proceeding In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010 (“MDL Proceeding”), and are pending in the federal court for the Eastern District of Louisiana. The lawsuits generally allege, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability, personal injury and/or property damages and generally seek awards of unspecified economic, compensatory and punitive damages and/or declaratory relief.

The judge presiding over the MDL Proceeding is also presiding over a separate but related proceeding filed by affiliates of Transocean Ltd. (“Transocean”) under the Limitation of Liability Act (“Limitation Action”) in the federal court for the Eastern District of Louisiana. In the Limitation Action, Transocean seeks to limit its liability for claims arising out of the Deepwater Horizon incident to the value of its rig and its freight. On February 18, 2011, Transocean filed a Third-Party Complaint, tendering the Company to the plaintiffs/claimants in the Limitation Action. The procedural effect of Transocean’s action is to make the Company a defendant in any of the actions where the plaintiff has filed a claim in the Limitation Action. As of October 24, 2011, over 100,000 claims have been filed in the Limitation Action using a short-form joinder claim process implemented by the court. However, at this time there are no new allegations against the Company as a result of Transocean’s action, and the Company is entitled to assert all the defenses available to it in the actions to which it was already a named party. In April 2011, the Company moved to dismiss Transocean’s Third-Party Complaint and the consolidated complaints alleging economic losses from the oil spill and personal injury or property damage arising from efforts to contain and clean up the oil spill. The Company contends that those complaints fail to satisfy federal pleading standards, fail to allege facts necessary to support their theories of recovery and/or allege claims that are preempted by OPA. Also in April 2011, the Company filed its answer to Transocean’s Limitation petition denying all claims and responsibility for the incident and denying Transocean’s right to limit its liability. The Company also filed cross claims against Transocean seeking contribution from Transocean in the event the Company is found liable for damages arising from the incident.

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

For every complaint, cross claim, third-party complaint and/or counterclaims alleging fault on the part of the Company for the Deepwater Horizon incident, the Company has moved to dismiss the allegations contained in the complaint, cross claim, third-party complaint, and/or counterclaim because the Company contends that those complaints fail to satisfy federal pleading standards and fail to allege facts necessary to support theories of recovery against the Company. In August and September 2011, the MDL Proceeding court granted in part motions to dismiss two of the master complaints filed by groups of plaintiffs alleging economic losses from the explosion and spill. The effect of the court’s order is to limit plaintiffs’ claims to general maritime and federal statutory claims. Other motions to dismiss filed by the Company remain pending in the MDL Proceeding. The judge presiding over the MDL Proceeding and the Limitation Action has scheduled a trial to commence on February 27, 2012 to determine liability, limitation, exoneration and fault allocation.

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

At the time of the Deepwater Horizon incident, the Company had a general liability insurance program with an aggregate coverage limit of $100 million for claims with respect to property damage, injury or death and pollution. The insurance policies may not cover all potential claims and expenses relating to the Deepwater Horizon incident. In addition, the Company’s policies may not cover fines, penalties or costs and expenses related to government-mandated clean up of pollution. The Company has received a “reservation of rights” letter from its insurers. The incident may also lead to further tightening of the availability of insurance coverage. The Company may not be able to obtain adequate insurance at a reasonable price, thereby making certain projects unfeasible from an economic standpoint. If liability limits are increased or the insurance market becomes more restricted, the risks and costs of conducting offshore exploration and development activities may increase, which could materially impact the Company’s results of operations.

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

Brazilian Tax Issue

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with assessments collectively valued at approximately BRL24.4 million (approximately USD13.8 million as of October 2011) from the State of Rio de Janiero, Brazil, to cancel credits resulting from the importation of goods and subsequent transfers to the Company’s subsidiary in Brazil. The Company believes that its subsidiary should not be subject to the cancellation of credits and is vigorously contesting the assessments in the Brazilian administrative systems. At this time, the ultimate disposition of this matter cannot be determined and therefore, it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its operations, financial position or cash flows. While pending, the amount of interest, penalties and monetary restatement fees on the tax assessments continues to accrue. As of October 2011, the total assessment, including interest, penalties and possible monetary restatement fees is approximately BRL 25.7 million (approximately USD14.6 million).

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

On October 20, 2011, the Company announced that Mr. J. Mike Walker had stepped down from his positions as Chairman of the Board and Chief Executive Officer and as a member of the Board. As a result of Mr. Walker’s retirement, the Board of Directors appointed Mr. John V. Lovoi as Chairman of the Board, Mr. Blake T. DeBerry as President and Chief Executive Officer, and Mr. James A. Gariepy as Senior Vice President and Chief Operating Officer, effective October 20, 2011. Mr. DeBerry was also appointed as member of the Board of Directors to replace Mr. Walker.

Under the circumstances of Mr. Walker’s retirement, he is entitled to severance under his employment agreement with the Company. Pursuant to Mr. Walker’s employment agreement, the Company is obligated to pay Mr. Walker, among other things, his base salary and his annual bonus through the remaining employment period (October 27, 2014). In addition, stock options owned by Mr. Walker that were outstanding at the date of the termination of his employment were immediately vested. Accordingly, the Company will recognize a pre-tax expense of $4.7 million during the fourth quarter of 2011. The amount includes base salary and bonus, including payroll taxes, which totaled $3.3 million. The acceleration of the vesting will increase pre-tax non-cash expenses by $1.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position, results of operations and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011.

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

Deepwater Horizon Incident

On April 22, 2010, a deepwater Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP, sank after an explosion and fire that began on April 20, 2010. The Department of Interior issued an order imposing a moratorium on deepwater drilling in the U.S. Gulf of Mexico that was lifted on October 12, 2010. The Company’s revenues and earnings may be affected by, among other things, new or revised governmental laws or regulations relating to offshore oil and gas exploration and production activities, both in the U.S. Gulf of Mexico and in other areas in which the Company’s customers operate, and the effect of such laws or regulations on the level of demand for the Company’s products and services. For additional information related to the impact of the Deepwater Horizon incident on the Company’s product and service revenues, as well as information related to litigation and additional governmental investigations and regulations arising out of the incident, see “Commitments and Contingencies,” Note 7 of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1, “Legal Proceedings.” In addition, as a result of recent scrutiny of the offshore drilling industry triggered by the Deepwater Horizon incident, the technical specifications for the Company’s existing and future products may change resulting in additional testing of its products to ensure their compliance with such specifications. If the Company’s products are unable to satisfy the requirements of the additional testing, or if the costs of the modifications to such products necessary to satisfy the testing are not acceptable to the Company’s customers, the customers may terminate their contracts with the Company or decide not to purchase the Company’s products.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average crude oil (West Texas Intermediate Cushing) and natural gas (Henry Hub) closing prices are listed below for the periods covered by this report:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Crude Oil ($/Bbl)	$89.53	$76.06	$95.18	$77.54
Natural gas ($/Mcf)	4.25	4.41	4.35	4.72

For the quarter ended September 30, 2011, West Texas Intermediate crude oil prices ranged between $78.93 per barrel and $99.61 per barrel with an average quarterly price of $89.53. During the quarter ended September 30, 2010, West Texas Intermediate crude oil prices ranged between $71.24 per barrel and $82.52 per barrel with an average quarterly price of $76.06. During the nine months ended September 30, 2011, West Texas Intermediate crude oil prices ranged between $78.93 per barrel and $113.39 per barrel with an average price of $95.18 per barrel, as compared to a range of $64.78 per barrel to $86.54 per barrel with an average price of $77.54 per barrel for the same period in 2010. West Texas Intermediate crude oil prices ended the third quarter of 2011 at $78.93 per barrel and Henry Hub natural gas prices at September 30, 2011 were $3.78 per Mcf.

According to the October 2011 release of the Short-Term Energy Outlook published by the EIA, West Texas Intermediate crude oil prices are projected to average $92.36 per barrel for the full year 2011 and $88.00 per barrel in 2012. The EIA projects that world consumption will grow to 88.4 million barrels per day in 2011 and 89.8 million barrels per day in 2012. In October 2011, the EIA projected Henry Hub natural gas prices to average $4.28 per Mcf for 2011 and $4.45 per Mcf in 2012. In its October 2011 Oil Market Report, the International Energy Agency (“IEA”) stated that global demand is estimated to be 89.2 million barrels per day for 2011, increasing to 90.5 million barrels per day in 2012.

Rig Count

Detailed below is the average contracted rig count for the Company’s geographic regions for the three and nine months ended September 30, 2011 and 2010. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Western Hemisphere	189	174	181	177
Eastern Hemisphere	162	146	154	144
Asia—Pacific	255	240	245	236

	606	560	580	557

Source: ODS—Petrodata RigBase—September 30, 2011 and 2010

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of September 30, 2011, there were 54 rigs in the U.S. Gulf of Mexico under contract (29 jack-up rigs and 25 floating rigs). Of the total contracted, 49 were actively drilling (29 jack-up rigs and 20 floating rigs). As of September 30, 2010, there were 57 rigs under contract in the U.S. Gulf of Mexico (30 jack-up rigs and 27 floating rigs), 34 of which were actively drilling (29 jack-up rigs and 5 floating rigs). As of April 20, 2010, the day the fire started on the Deepwater Horizon, there were 70 rigs under contract in the U.S. Gulf of Mexico and 68 of these were actively drilling (38 jack-up rigs and 30 floating rigs).

The Company believes that the number of rigs (semi-submersibles, jack-up rigs and drillships) under construction impacts its revenue because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of September 2011 and 2010, there were 146 and 112 rigs, respectively, under construction. The expected delivery dates for the rigs under construction at September 30, 2011 are as follows:

Remainder of 2011	27
2012	35
2013	59
2014	18
After 2014 or unspecified delivery date	7

146

Regulation

The demand for the Company’s products and services is also affected by laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. The adoption of new laws and regulations, or changes to existing laws or regulations, that curtail exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company’s operations by limiting demand for its products. For a description of certain actions taken by the U.S. government related to the Deepwater Horizon incident, see “Commitments and Contingencies” in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Recent civil unrest in the Middle East and the devastation in Japan have contributed to the volatility of crude oil process. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. The volatility in prices appears to have impacted land drilling activity more so than offshore drilling, particularly in deeper offshore waters, where Dril-Quip’s products are more often utilized. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices or continued delays in the resumption of drilling in the U.S. Gulf of Mexico would likely have a material adverse effect on the Company’s results of operations.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a prolonged decline in commodity prices, an extended continuation of the downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at September 30, 2011 was approximately $730 million compared to approximately $727 million at June 30, 2011, $627 million at December 31, 2010, and $625 million at September 30, 2010. The Company can give no assurance that backlog will remain at current levels. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. If the Company’s existing or future products are unable to satisfy the requirements for any testing required by its customers or additional testing triggered by the Deepwater Horizon incident, or if the costs of the modifications to such products necessary to satisfy the testing are not acceptable to the Company’s customers, the customers may terminate their contracts with the Company.

In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have been immaterial to the Company’s overall operating results.

Revenues.    Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for the installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For each of the nine months ended September 30, 2011 and 2010, the Company derived 86% of its revenues from the sale of its products and 14% of its revenues from services. Product contracts are negotiated and sold separately from service contracts. In addition, service contracts are not included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on world-wide economic conditions in the offshore oil and gas industry, and is not based on a specific relationship between the two types of contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first nine months of 2011, 16 projects representing approximately 19% of the Company’s total revenue and approximately 22% of its product revenues were accounted for using percentage-of-completion accounting, compared to 18 projects representing approximately 21% of the Company’s total revenue and 24% of its product revenue for the first nine months of 2010. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The Company has substantial international operations, with approximately 69% and 61% of its revenues derived from foreign sales for the three months ended September 30, 2011 and 2010, respectively, and 70% and 58% for the nine months ended September 30, 2011 and 2010, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 31% and 39% of the Company’s total revenues for the three months ended September 30, 2011 and 2010, respectively, and 30% and 42% of the Company’s total revenues for the nine months ended September 30, 2011 and 2010.

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In millions)
Revenues:
Products
Subsea equipment	$29.2	$29.6	$67.2	$87.3
Surface equipment	—	0.9	0.2	2.0
Offshore rig equipment	11.8	18.3	44.8	65.6

Total products	41.0	48.8	112.2	154.9
Services	6.9	5.5	17.6	22.4

Total Gulf of Mexico revenues	$47.9	$54.3	$129.8	$177.3

At this time, the Company is unable to quantify the impact that the permitting delays related to the Deepwater Horizon incident will have on its future revenues. The Company believes that the effects of the permitting delays will have little or no impact on revenues related to offshore rig equipment, but could have a significant adverse impact on revenues related to subsea equipment, and, to a lesser extent, surface equipment, in each case in the remainder of 2011. The decreases in subsea and surface equipment revenues for the three and nine month periods ended September 30, 2011 compared to the same periods ended September 30, 2010 in the U.S. Gulf of Mexico were essentially due to the permitting delays in the U.S. Gulf of Mexico which resulted in a decrease in the number of rigs actively drilling between the time of the Deepwater Horizon incident and September 2011. The decreases in offshore rig equipment revenues for the three and nine month periods ended September 30, 2011 compared to the same periods ended September 30, 2010 in the U.S. Gulf of Mexico were not specifically attributable to the permitting delays. The decreases are primarily related to the timing of the recognition of offshore rig equipment revenues for certain percentage-of-completion projects located in the U.S. Gulf of Mexico.

In addition, the Company believes that the U.S. Gulf of Mexico service revenues could continue to be negatively impacted in the remainder of 2011 by permitting delays related to the drilling moratorium. The Company’s U.S. Gulf of Mexico service revenues totaled approximately $6.9 million and $5.5 million, respectively, for the three months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, U.S. Gulf of Mexico service revenues totaled approximately $17.6 million and $22.4 million, respectively.

The Company will continue to monitor the effects of the permitting delays on its ongoing business operations.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Products	86.6%	86.0%	85.9%	85.8%
Services	13.4	14.0	14.1	14.2

Total revenues:	100.0	100.0	100.0	100.0
Cost of sales:
Products	52.1	47.5	50.3	47.7
Services	10.1	9.2	9.9	9.0

Total cost of sales:	62.2	56.7	60.2	56.7
Selling, general and administrative expenses	11.9	11.2	12.3	10.6
Engineering and product development expenses	5.5	5.3	6.0	5.0
Special item	—	—	—	1.4

Operating income	20.4	26.8	21.5	26.3
Interest income	0.1	0.1	0.1	0.1
Interest expense	—	—	—	—

Income before income taxes	20.5	26.9	21.6	26.4
Income tax provision	5.5	7.2	6.0	7.2

Net income	15.0%	19.7%	15.6%	19.2%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In millions)
Revenues:
Products
Subsea equipment	$116.3	$92.2	$302.1	$269.6
Surface equipment	6.3	6.4	16.4	19.1
Offshore rig equipment	11.6	21.9	50.4	75.8

Total products	134.2	120.5	368.9	364.5
Services	20.8	19.6	60.8	60.1

Total revenues	$155.0	$140.1	$429.7	$424.6

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010.

Revenues.    Revenues increased by $14.9 million, or approximately 10.6%, to $155.0 million in the three months ended September 30, 2011 from $140.1 million in the three months ended September 30, 2010. Product revenues increased by approximately $13.7 million for the three months ended September 30, 2011 compared to the same period in 2010 as a result of increased revenues of $24.1 million in subsea equipment, partially offset by a $10.3 million decrease in offshore rig equipment and a $0.1 million decrease in surface equipment. Product revenues increased in the Eastern Hemisphere by approximately $15.2 million and in Asia-Pacific by $300,000, partially offset by a decrease in product revenues in the Western Hemisphere of $1.8 million. Service revenues increased by approximately $1.2 million from higher service revenues in the Western Hemisphere of $1.0 million and Asia-Pacific of $1.2 million, partially offset by a decrease in the Eastern Hemisphere of $1.0 million. The majority of changes in service revenues related to an increase in the rental of running tools, partially offset by a decrease in reconditioning services.

Cost of Sales.    Cost of sales increased by $17.1 million, or approximately 21.5%, to $96.5 million for the three months ended September 30, 2011 from $79.4 million for the same period in 2010. As a percentage of revenues, cost of sales were approximately 62.2% and 56.7% for the three-month period ended September 30, 2011 and 2010, respectively. The increase in cost of sales as a percentage of revenues resulted primarily from changes in the product mix and increases in unabsorbed manufacturing overhead expenses.

Selling, General and Administrative Expenses.    For the three months ended September 30, 2011, selling, general and administrative expenses increased by approximately $2.7 million, or 17.3%, to $18.3 million from $15.6 million for the same period in 2010. The increase in selling, general and administrative expenses was primarily due to the effect of foreign currency transactions and increased personnel and related expenses. The Company experienced approximately $961,000 in foreign currency transaction losses in the third quarter of 2011 as compared to $194,000 in foreign currency transaction losses in the third quarter of 2010. Selling, general and administrative expenses as a percentage of revenues increased to 11.9% in 2011 from 11.2% in 2010.

Engineering and Product Development Expenses.    For the three months ended September 30, 2011, engineering and product development expenses increased by approximately $1.1 million, or 14.9%, to $8.5 million from $7.4 million in the same period of 2010. We have increased our engineering and product development staffs to meet the demands of the higher backlog related to long-term projects. Engineering and product development expenses as a percentage of revenues increased to 5.5% in 2011 from 5.3% in 2010.

Interest Income.    Interest income for the three months ended September 30, 2011 was approximately $84,000 as compared to $105,000 for the three-month period ended September 30, 2010. This decrease resulted from reduced interest rates on short-term investments. The Company continues to keep the majority of its short-term investments in funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest expense.    Interest expense for the three months ended September 30, 2011 and 2010 was $15,000. The credit term agreement for Dril-Quip (Europe) Limited was paid in full in April 2011.

Income tax provision.    Income tax expense for the three months ended September 30, 2011 was $8.6 million on income before taxes of $31.8 million, resulting in an effective income tax rate of approximately 27%. Income tax expense for the three months ended September 30, 2010 was $10.1 million on income before taxes of $37.8 million, resulting in an effective tax rate of approximately 27%.

Net Income.    Net income was approximately $23.3 million for the three months ended September 30, 2011 and $27.7 million for the same period in 2010, for the reasons set forth above.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010.

Revenues.    Revenues increased by $5.1 million, or approximately 1.2%, to $429.7 million in the nine months ended September 30, 2011 from $424.6 million in the nine months ended September 30, 2010. Product revenues increased by approximately $4.4 million for the nine months ended September 30, 2011 compared to the same period in 2010 as a result of increased revenues of $32.5 million in subsea equipment, partially offset by a decrease of $25.4 million in offshore rig equipment and $2.7 million in surface equipment. Product revenues increased in the Eastern Hemisphere by $30.1 million, partially offset by decreases of $6.1 million in Asia-Pacific and $19.6 million in the Western Hempishere. Service revenues increased by approximately $700,000 from increased service revenues in Asia-Pacific of $4.6 million and $100,000 in the Eastern Hemisphere, partially offset by decreases in the Western Hemisphere of $4.0 million. The majority of the increase in service revenues related to an increase in service and the rental of running tools, partially offset by a decrease in reconditioning services.

Cost of Sales.    Cost of sales increased by $17.8 million, or approximately 7.4%, to $258.6 million for the nine months ended September 30, 2011 from $240.8 million for the same period in 2010. As a percentage of revenues, cost of sales were approximately 60.2% and 56.7% for the nine-month periods ending September 30, 2011 and 2010, respectively. The increase in cost of sales as a percentage of revenues resulted primarily from changes in product mix and increases in unabsorbed manufacturing overhead expenses.

Selling, General and Administrative Expenses.    For the nine months ended September 30, 2011, selling, general and administrative expenses increased by approximately $7.5 million, or 16.6%, to $52.6 million from $45.1 million for the same period in 2010. The increase in selling, general and administrative expenses was primarily due to the effect of foreign currency transactions and increased personnel and related expenses. The Company experienced approximately $2.9 million in foreign currency transaction losses in the first nine months of 2011 compared to $297,000 in foreign currency transactions gains in the first nine months of 2010. Selling, general and administrative expenses as a percentage of revenues increased to 12.3% in 2011 from 10.6% in 2010.

Engineering and Product Development Expenses.    For the nine months ended September 30, 2011, engineering and product development expenses increased by $4.5 million, or approximately 21.2%, to $25.7 million from $21.2 million in the same period of 2010. Engineering and product development expenses as a percentage of revenues totaled 6.0% in 2011 and 5.0% in 2010. Engineering and product development staffs have increased due to the higher backlog related to long-term projects.

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

Interest Income.    Interest income for the nine months ended September 30, 2011 was $269,000 as compared to $235,000 for the nine months ended September 30, 2010. This increase was primarily due to higher balances in short-term investments. The Company continues to keep the majority of its short-term investments in funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest Expense.    Interest expense for the nine months ended September 30, 2011 was $37,000 compared to $53,000 for the same period in 2010. The term credit agreement for Dril-Quip (Europe) Limited was paid in full in April 2011.

Income tax provision.    Income tax expense for the nine months ended September 30, 2011 was $25.9 million on income before taxes of $93.0 million, resulting in an effective income tax rate of approximately 28%. Income tax expense for the nine months ended September 30, 2010 was $30.5 million on income before taxes of $111.8 million, resulting in an effective income tax rate of approximately 27%.

Net Income.    Net income was approximately $67.1 million for the nine months ended September 30, 2011 and $81.4 million for the same period in 2010, for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Nine months ended September 30,
	2011	2010
	(In thousands)
Operating activities	$51,245	$101,018
Investing activities	(42,856)	(47,356)
Financing activities	444	6,456

	8,833	60,118
Effect of exchange rate changes on cash activities	889	64

Increase in cash and cash equivalents	$9,722	$60,182

Statements of cash flows for entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are non-cash changes. As a result, changes reflected in certain accounts on the Condensed Consolidated Statements of Cash Flows may not reflect the changes in corresponding accounts on the Condensed Consolidated Balance Sheets.

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. Recently, the Company’s principal sources of funds have been cash flows from operations.

During the nine months ended September 30, 2011, the Company generated $51.2 million of cash from operations as compared to $101.0 million for the same period in 2010. Cash totaling approximately $34.8 was used during the first nine months of 2011 due to increases in operating assets and liabilities, compared to $179,000 that was provided during the same period in 2010. The decrease in operating assets and liabilities during the first nine months of 2011 primarily reflected an increase in trade receivables of $28.1 million, an increase in inventory of $29.5 million and an increase in trade accounts payable and accrued expenses of $21.6 million. The increase in trade receivables is partially due to a slow down in the collection process. Inventory balances increased in work-in-progress and finished goods due to higher backlog. Trade payables and accrued expenses increased due to higher inventory levels and customer prepayments.

Capital expenditures by the Company were $45.1 million and $48.6 million in the first nine months of 2011 and 2010, respectively. Capital expenditures in 2011 and 2010 included expanding manufacturing facilities in the Asia-Pacific, Eastern and Western Hemispheres and increased expenditures on machinery and equipment and running tools due to expanded operations. The capital expenditures for the first nine months of 2011 were primarily $23.2 million for facilities, $12.9 million for machinery and equipment, $500,000 for land and land improvements, $5.7 million for running tools and other expenditures of $2.8 million. Principal payments on debt were approximately $257,000 during the nine months ended September 30, 2011.

Dril-Quip (Europe) Limited had a term credit agreement with the Bank of Scotland dated March 21, 2001 in the original amount of British pounds sterling 4.0 million (approximately USD6.4 million at March 2011). Borrowing under this facility bore interest at the Bank of Scotland base rate plus 1%, and was repayable in 120 equal monthly installments from the date of the initial drawdown (April 2001), plus interest. Substantially all of this facility was used to finance capital expenditures in Norway. The final payment was made in April 2011 and this credit facility was discharged.

The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, any significant future declines in hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be available and adequate to meet such requirements.

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting policies. During the nine months ended September 30, 2011, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and to a lesser extent, the Brazilian real. The Company experienced foreign currency pre-tax losses of approximately $961,000 and $2.9 million during the three and nine months ended September 30, 2011, respectively, compared to a $194,000 pre-tax loss and a $297,000 pre-tax gain for the three and nine month periods ended September 30, 2010, respectively. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

For a further description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 7 to the Notes to Condensed Consolidated Financial Statements.

The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the Company’s Quarterly reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 and the following:

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	uncertainties associated with the United States and worldwide economies;

•	uncertainties regarding political tensions in the Middle East, Africa and elsewhere;

•	uncertainties regarding oil production from OPEC and the Strategic Petroleum Reserve to alleviate supply disruptions from Libya;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

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

Item 6.

The following exhibits are filed herewith:

*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	—	Amended and Restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed October 25, 2011).

*4.1	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447).

*4.2	—	Registration Rights Agreement among the Company and certain stockholders (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447).

*4.3	—	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

**32.1	—	Section 1350 Certification of Blake T. DeBerry.

**32.2	—	Section 1350 Certification of Jerry M. Brooks.

***101.INS	—	XBRL Instance Document

***101.SCH	—	XBRL Schema Document

***101.CAL	—	XBRL Calculation Document

***101.DEF		XBRL Definition Linkbase Document

***101.LAB	—	XBRL Label Linkbase Document

***101.PRE	—	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
**	Filed with this report.
***	Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

BY:	/S/ JERRY M. BROOKS
Jerry M. Brooks,
Vice President—Finance and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Date: November 3, 2011