Form 10-K
period 2011-12-31
DRIL-QUIP INC
filed 2012-02-27
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 001-13439

Dril-Quip, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-2162088
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6401 N. Eldridge Parkway Houston, Texas	77041
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 939-7711

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,347,000,000 based on the closing price of such stock on such date of $67.83.

At February 21, 2012, the number of shares outstanding of registrant’s Common Stock was 40,241,551.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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

•

uncertainties regarding future oil and gas exploration and production activities in the U.S. Gulf of Mexico and elsewhere, including new regulations, customs requirements and product testing requirements;

•

operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s reliance on third-party technologies;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings; and

•	terrorist threats or acts, war and civil disturbances.

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as Macae, Brazil. The Company maintains additional facilities for fabrication and/or reconditioning in Norway, Denmark, China and Australia. The Company’s manufacturing operations are vertically integrated, allowing it to perform substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; Dril-Quip do Brasil LTDA (DQB), located in Macae, Brazil; and DQ Holdings Pty Ltd. (DQH), located in Perth, Australia. Other subsidiaries include Dril-Quip (Ghana) Ltd. located in Takoradi, Ghana, PT DQ Oilfield Services Indonesia located in Jakarta, Indonesia, Dril-Quip (Nigeria) Ltd. located in Port Harcourt, Nigeria, Dril-Quip Egypt for Petroleum Services S.A.E. located in Alexandria, Egypt,Dril-Quip Oilfield Services (Tianjin) Co. Ltd. located in Tianjin, China and the Company’s newest subsidiary, Dril-Quip Qatar LLC, located in Doha, Qatar. For additional discussion of our geographic segments, please see Note 12 of Notes to Consolidated Financial Statements.

Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2011, the Company generated approximately 69% of its revenues from foreign sales compared to 61% in 2010 and 66% in 2009.

The Company makes available, free of charge on its website, its Annual Report on Form 10-K and quarterly reports on Form 10-Q (in both HTML and XBRL formats), current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such reports with, or furnishes them to, the Securities and Exchange Commission (“SEC”). The Company’s website address is www.dril-quip.com. Documents and information on the Company’s website, or on any other website, are not incorporated by reference into this Form 10-K. Any materials the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information concerning the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports the Company has filed with the SEC.

The Company also makes available free of charge on its website (www.dril-quip.com/govern.htm) its:

•	Code of Business Conduct and Ethical Practices,

•	Corporate Governance Guidelines,

•	Nominating, Governance and Compensation Committee Charter, and

•	Audit Committee Charter.

Any stockholder, who so requests, may obtain a printed copy of any of these documents from the Company. Changes in or waivers to our Code of Business Conduct and Ethical Practices involving directors and executive officers of the Company will be posted on its website.

Overview and Industry Outlook

Both the market for offshore drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. The level of capital expenditures has generally been dependent upon the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, and the ability of OPEC and other producing nations to set and maintain production levels and prices. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the availability, expiration date and price of offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. Declines in oil and gas prices may adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore, which could have an adverse impact on the Company’s operations, financial position or cash flows.

Increasing oil and gas prices from 2005 through mid-2008 resulted in oil operators increasing capital spending for both exploration and development programs. As various geopolitical issues have limited the ability of oil and gas companies to invest in certain geographic areas, such as Russia and the Middle East, an increasing amount of this capital spending was in the deepwater areas. However, in mid-2008, oil and gas prices began to decline. This decline resulted in reduced capital spending by some oil and gas companies. The economic volatility continued in the first half of 2009 and began to stabilize somewhat in the latter half of that year. In 2010, oil prices began to rise and generally ranged between $70 to $80 per barrel and ended the year at $91.38 per barrel. In April 2010, the Deepwater Horizon incident resulted in a temporary drilling moratorium in the U.S. Gulf of Mexico. Although the moratorium was lifted sooner than anticipated, the stagnation of the permitting process continued to be a significant issue. In 2011 the Bureau of Ocean Energy Management, Regulation and Enforcement of the U.S. Department of Interior (“BOEMRE”) issued numerous new regulations in an effort to improve offshore drilling safety. Effective October 1, 2011 BOEMRE was reorganized into two new agencies: the Bureau of Safety and Environmental Enforcement (“BSEE”), responsible for permitting and enforcement of safety and environmental regulations; and the Bureau of Ocean Energy Management (“BOEM”), which administers offshore lease sales. In 2011, oil prices generally ranged between $75.40 and $113.39 per barrel and ended the year at $98.83 per barrel. Except for the continued concerns of the impact of the Deepwater Horizon incident in the U.S. Gulf of Mexico, the Company expects that the need for specialized products on a global basis will continue and, to date, the Company has not seen a material dropoff in demand for its products during this volatile market period. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

Products and Services

Products

Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. The Company derived approximately 85% of its revenues from the sale of its products in 2011 compared to 86% in 2010 and 84% in 2009. The Company’s products are used to explore for oil and gas on offshore drilling rigs, such as floating rigs and jack-up rigs, and for drilling and production of oil and gas wells on offshore platforms, tension leg platforms (“TLPs”), Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers. A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter and is anchored in place (like a Spar buoy). FPSOs are floating production, storage and offloading monohull moored vessels.

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

Large diameter weld-on specialty connectors (threaded or stab type) are used in offshore wells drilled from floating drilling rigs, jack-up rigs, fixed platforms, TLPs and Spars. Specialty connectors join lengths of conductor or large diameter (16-inch or greater) casing. Specialty connectors provide a more rapid connection than other methods of connecting lengths of pipe. Connectors may be sold individually or as an assembly after being welded to sections of Company or customer supplied pipe. Dril-Quip’s weld-on specialty connectors are designed to prevent cross threading and provide a quick, convenient method of joining casing joints with structural integrity compatible with casing strength.

A subsea production tree is an assembly composed of valves, a wellhead connector, control equipment and various other components installed on a subsea wellhead or a mudline hanger system and used to control the flow of oil and gas from a producing well. Subsea trees may be either stand alone satellite type or template mounted cluster arrangements. Both types typically produce via flowlines to a central control point located on a platform, TLP, Spar or FPSO. The use of subsea production trees has become an increasingly important method for producing wells located in hard-to-reach deepwater areas or economically marginal fields located in shallower waters. The Company is an established manufacturer of complicated dual-bore production trees, which are used in severe service applications. In addition, Dril-Quip manufactures a patented single bore (SingleBore™) subsea completion system which features a hydraulic mechanism instead of a wireline-installed mechanism that allows the operator to plug the tubing hanger annulus remotely from the surface via a hydraulic control line and subsequently unplug it when the well is put on production. This mechanism eliminates the need for an expensive multibore installation and workover riser, thereby saving both cost and installation time. Dril-Quip’s guidelineless subsea production tree is used in ultra-deepwater applications. This tree features remote multiple flowline and control connections, utilizing remotely operated intervention tools. The Company’s subsea production trees are generally custom designed and manufactured to customer specifications.

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

Certain products of the Company are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. See “Item 1A. Risk Factors—Our business involves numerous operating hazards that may not be covered by insurance. The occurrence of an event not fully covered by insurance could have a material adverse effect on the financial position and results of operations.”

Services

Services provided by Dril-Quip include technical advisory services, reconditioning of its products which are customer-owned, and rental of running tools for installation and retrieval of its products. These services are provided from the Company’s worldwide locations and represented approximately 15% of revenues in 2011 compared to 14% in 2010 and 16% in 2009.

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

Reconditioning. The Company provides reconditioning of its products at its facilities in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Singapore; and Macae, Brazil. The Company does not typically service, repair or recondition its competitors’ products.

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

Manufacturing

Dril-Quip has major manufacturing facilities in Houston, Texas; Aberdeen, Scotland; Singapore; and Macae, Brazil. Each location conducts a broad variety of processes, including machining, fabrication, inspection, assembly and testing. The Houston facility also provides forged and heat treated products to all of its major manufacturing facilities.

The Company’s Houston, Aberdeen and Singapore manufacturing plants are ISO 9001:2008 certified and licensed to applicable API product specifications. The Company’s Macae manufacturing plant is ISO 9001:2008 certified. See “Item 2. Properties—Major Manufacturing Facilities.” Dril-Quip maintains its high standards of product quality through the use of quality assurance specialists who work with product manufacturing personnel throughout the manufacturing process by inspecting and documenting equipment as it is processed through the Company’s manufacturing facilities. The Company has the capability to manufacture various products from each of its product lines at its major manufacturing facilities and believes that this localized manufacturing capability is essential in order to compete with the Company’s major competitors.

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

The Company is not dependent on any one customer or group of customers. In 2011, the Company’s top 15 customers represented approximately 62% of total revenues, with one customer, Petrobras, accounting for approximately 15% of the Company’s total revenues. No other customer accounted for more than 10% of the Company’s total revenues in 2011. In 2010, the Company’s top 15 customers represented approximately 63% of total revenues, and one customer, Keppel Fels, accounted for approximately 13% of the Company’s total revenues. In 2009, the Company’s top 15 customers represented approximately 60% of total revenues with one customer, ConocoPhillips, accounting for approximately 10% of the Company’s total revenues. No other customer accounted for more than 10% of the Company’s total revenues in 2010 or 2009. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to offshore exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

Backlog

Backlog consists of firm customer orders for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $716 million, $627 million and $563 million at December 31, 2011, 2010 and 2009, respectively. The 2011 amount represents an increase of approximately $89 million, or 14%, from 2010 to 2011 and an increase of approximately $153 million, or 27%, from 2009 to 2011. The Company expects to fill approximately 68% of the December 31, 2011 backlog by December 31, 2012. The remaining backlog at December 31, 2011 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. Our reported backlog at December 31, 2009 excluded $27 million related to the MPF contract which was resolved in 2010 as described in Note 10 of Notes to Consolidated Financial Statements.

The Company can give no assurance that backlog will remain at current levels. Sales of the Company’s products are affected by prices for oil and natural gas, which may fluctuate significantly. Additional future declines in oil and natural gas prices could reduce new customer orders, possibly causing a decline in the Company’s future backlog. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. If the Company’s existing or future products are unable to satisfy any new testing required by its customers or triggered by the Deepwater Horizon incident, or if the costs of the modifications to such products necessary to satisfy the testing are not acceptable to the Company’s customers, the customers may terminate their contracts with the Company. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have not been significant to the Company’s overall operating results.

Marketing and Sales

Dril-Quip markets its products and services throughout the world directly through its sales personnel in two domestic and nineteen international locations. In addition, in certain foreign markets where the Company does not maintain offices, it utilizes independent sales representatives to enhance its marketing and sales efforts. Some of the locations in which Dril-Quip has sales representatives are India, Brazil, Indonesia, Malaysia, China, Libya, Saudi Arabia and United Arab Emirates. Although they do not have authority to contractually bind the Company, these representatives market the Company’s products in their respective territories in return for sales commissions. The Company advertises its products and services in trade and technical publications targeted to its customer base. The Company also participates in industry conferences and trade shows to enhance industry awareness of its products.

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

The Company has continually introduced new products and product enhancements since its founding in 1981. In the 1990s, the Company introduced a series of new products, including diverters, wellhead connectors, SingleBore™ subsea trees, improved severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling risers and TLP and Spar production riser systems. Since 2000, Dril-Quip has introduced multiple new products including liner hangers, subsea control systems and subsea manifolds.

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

Although in the aggregate, the Company’s patents and trademarks are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except the Dril-Quip® trademark. The Company also relies on trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to the Company’s trade secrets.

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

Employees

The total number of the Company’s employees as of December 31, 2011 was 2,194. Of these, 1,197 were located in the United States. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

Governmental Regulations

Many aspects of the Company’s operations are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to oilfield operations, the discharge of materials into the environment from our manufacturing or other facilities, health and worker safety aspects of our operations, or otherwise relating to human health and environment protection. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company’s operations by limiting demand for the Company’s products. See “Item 1A. Risk Factors—Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”

In recent years, increased concern has been raised over the protection of the environment. Legislation to regulate emissions of greenhouse gases has been introduced in U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. Also, the U.S. Environmental Protection Agency (“EPA”) has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA proposed to expand its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Moreover, offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent that new laws or other governmental actions prohibit or restrict offshore drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore drilling industry in particular, the business of the Company could be adversely affected. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations. See “Item 1A. Risk Factors—Our business and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”

The Company has begun efforts to implement ISO 14001, which is an environmental management system standard, with the intention of having its manufacturing facilities certified as compliant with ISO 14001 over the next two to three years. These efforts are ongoing and there can be no assurances that the Company’s manufacturing facilities will be certified as compliant with ISO 14001.

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

In 2010, the incident involving the Deepwater Horizon and the ensuing oil spill caused the U.S. government to issue a moratorium on offshore drilling in the U.S. Gulf of Mexico. Although the moratorium was lifted in late 2010 and the activity in the Gulf of Mexico has improved significantly, there continue to be some permitting delays and concerns with new or revised rules and regulations, particularly for smaller operators, which could materially or adversely affect the Company’s financial operations. In November 2011 the U.S. government announced a five-year plan for offshore drilling which called for opening new areas in the U.S. Gulf of Mexico. The plan is subject to public hearings and possible revisions. The first auction under the new rules occurred in the Western U.S. Gulf of Mexico in mid-December 2011 and a second auction, scheduled to occur in June 2012, was announced in January 2012 for the Central Gulf region where the Deepwater Horizon disaster occurred. See “Item 1A. Risk Factors – Certain matters relating to the Deepwater Horizon explosion, subsequent oil spill, moratorium and related regulations on deepwater drilling offshore in the U.S. Gulf of Mexico may continue to adversely affect our business in the U.S. Gulf of Mexico and potentially in other worldwide locations.”

Recently the Interior Department announced their decision to increase minimum bids for deepwater tracks from $37.50 per acre to $100.00 per acre while shrinking the length of leases from 10 years to 7 years. One of the stated reasons for these changes was to encourage companies to develop offshore areas they lease in a more timely manner. This practice could discourage oil and gas companies from pursuing areas where potential returns are low, which in turn could cause companies to reduce exploration and production, thereby reducing potential revenues for the Company.

Item 1A.	Risk Factors

In this Item 1A. the terms “we,” “our,” “us,” and “Dril-Quip” used herein refer to Dril-Quip, Inc. and its subsidiaries unless otherwise indicated or as the context so requires.

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

•	the cost of exploring and producing oil and gas;

•	the cost of developing alternative energy sources;

•	the availability, expiration date and price of offshore leases in the United States and overseas;

•	the discovery rate of new oil and gas reserves in offshore areas;

•	the success of drilling for oil and gas in unconventional resource plays such as shale formations;

•	technological advances; and

•	weather conditions.

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Oil prices in 2011 ranged from $75 per barrel to $113 per barrel. In 2010, oil prices were above $70 per barrel for nearly the entire year and ended the year at $91 per barrel. In 2009, oil prices ranged between $34 per barrel to $81 per barrel. We expect continued volatility in both crude oil and natural gas prices as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, future significant or prolonged declines in hydrocarbon prices may have a material adverse effect on our results of operations.

Certain matters relating to the Deepwater Horizon explosion, subsequent oil spill, moratorium and related regulations on deepwater drilling offshore in the U. S. Gulf of Mexico may continue to adversely affect our business in the U.S. Gulf of Mexico and potentially in other worldwide locations.

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon that was operated by BP Exploration & Production, Inc. (“BP”) sank after an explosion and fire that began on April 20,

2010. We are a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s U.S. Gulf of Mexico operations, and our wellhead and certain of our other equipment were in use on the Deepwater Horizon at the time of the incident. A moratorium by the U.S. government was placed on offshore deepwater drilling in the U.S. Gulf of Mexico that was lifted on October 12, 2010. Since the Deepwater Horizon incident, BOEMRE has issued various new regulations intended to improve offshore safety systems and environmental protection. Although the drilling moratorium has been lifted, these new regulations have increased the complexity of the drilling permit process and are likely to continue to result in delays for the receipt of drilling permits by the Company’s customers relative to past experience, resulting in delays in the resumption of drilling in deepwater U.S. Gulf of Mexico that could persist through 2012. We are currently unable to quantify the full extent of the impact that the Deepwater Horizon incident and subsequent permitting delays, will have on our future revenues and earnings.

Revenues associated with the U.S. Gulf of Mexico totaled approximately 31% of our worldwide revenues during 2011 compared to 39% in 2010. Although we believe that the U.S. government drilling moratorium and permitting delays will have little or no impact on revenues related to sales of our offshore rig equipment, the permitting delays could have a significant adverse impact on revenues related to subsea equipment, and, to a lesser extent, surface equipment revenues in 2012. Our service revenues decreased in each quarter of 2010 as a percentage of worldwide revenues. In the first two quarters of 2011 there was an increase in service revenues. Service revenues for the remainder of the 2011 were basically flat as a percentage of worldwide revenues. The delays in the permitting process could continue to result in delayed product and service orders in 2012, which could have an adverse impact on our financial results in 2012 and future years.

We do not yet know the extent to which this incident may cause the United States or other countries to restrict or further regulate offshore drilling. The newly created BSEE agency may issue additional safety and environmental regulations for drilling in the U.S. Gulf of Mexico, which may result in substantial increases in cost or further delays in drilling in the U.S. Gulf of Mexico. BSEE officials have stated that they are reviewing the possibility of expanding BSEE’s oversight of offshore drilling beyond the oil and gas companies that hold the drilling permits to cover rig suppliers, oilfield service firms, potentially including us, and other contractors now outside the scope of BSEE regulations. As a result, there can be no assurance that our existing products will meet any additional requirements imposed by the BSEE. In addition, any increases in the costs to our customers could cause some projects to become non-economical, and as a result, reduce demand for our products and services.

Multiple investigations into the Deepwater Horizon incident have been conducted, and in some cases, continue to be conducted, by governmental agencies, including the Department of Justice, the U.S. Chemical Safety and Hazard Investigation Board, the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (which released its final investigative report in January 2011), and the BOEMRE/U.S. Coast Guard Joint Investigation Team (which released its final investigative report in September 2011). We were designated as a party-in-interest, received requests for certain information and provided testimony in connection with the joint investigation conducted by BOEMRE and the U.S. Coast Guard. We have also received requests to preserve information from the Joint Investigation Team, the Department of Justice and the U.S. Chemical Safety and Hazard Investigation Board. While the focus of some of these investigations is to develop options for guarding against future oil spills associated with offshore drilling, the Department of Justice has announced that it is reviewing, among other criminal statutes, The Clean Water Act (“CWA”), which carries civil penalties and fines as well as criminal penalties, The Oil Pollution Act of 1990 (“OPA”), which can be used to hold parties liable for cleanup costs and reimbursement for government efforts, and The Migratory Bird Treaty Act of 1918 and Endangered Species Act of 1973, which provide penalties for injury and death to wildlife and bird species.

We were named, along with other unaffiliated entities, in nine class action lawsuits and ten other lawsuits arising out of the Deepwater Horizon incident. These actions were filed against the Company between April 28, 2010 and March 11, 2011 and were consolidated, along with hundreds of other lawsuits not directly naming the Company, in the multi-district proceeding In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of

Mexico, on April 20, 2010 (“MDL Proceeding”). The lawsuits generally allege, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability and/or property damages and generally seek awards of unspecified economic, compensatory and punitive damages and/or declaratory relief.

The judge presiding over the MDL Proceeding is also presiding over a separate but related proceeding filed by affiliates of Transocean Ltd. (“Transocean”) under the Limitation of Liability Act (“Limitation Action”) in the federal court for the Eastern District of Louisiana. On February 18, 2011, Transocean filed a Third-Party Complaint, tendering the Company to the plaintiffs/claimants in the Limitation Action, which had the procedural effect of making the Company a defendant in over 100,000 claims filed by plaintiffs in the Limitation Action.

In April and May 2011, Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., M-I, LLC, Weatherford U.S. LP and Weatherford International, Inc. each filed cross claims against the Company in the MDL Proceeding and/or in the Limitation Action, generally seeking subrogation and/or contribution from the Company and alleging negligence, comparative fault and strict liability for manufacturing, design and marketing defects by the Company. In May 2011, Transocean filed a Third-Party Complaint against the Company, impleading it into an action brought by the United States in connection with the Deepwater Horizon incident against Transocean and other unaffiliated parties as “Responsible Parties” under OPA and for violations of CWA, which alleged comparative fault and strict liability for manufacturing, design and marketing defects by the Company and generally seeking subrogation and/or contribution from the Company. In June 2011, BP and its affiliate BP America Production Company filed counterclaims against the Company in the MDL Proceeding and in the Limitation Action generally seeking subrogation and/or contribution from the Company.

On January 20, 2012 the judge presiding over the MDL Proceeding, the Limitation Action and the U.S. government’s action against “Responsible Parties” under OPA, issued an order that granted the Company’s Motion for Summary Judgment and dismissed all claims asserted against the Company in those proceedings with prejudice.

We intend to continue to vigorously defend any litigation, fine and/or penalty relating to the Deepwater Horizon incident. To date, no liability has been accrued in conjunction with these matters.

Additional lawsuits may be filed against us and additional investigations may be launched in the future. An adverse outcome with respect to any of these lawsuits or investigations, or any lawsuits or investigations that may arise in the future, could have a material adverse effect on our results of operations.

At the time of the Deepwater Horizon incident, we had a general liability insurance program with an aggregate coverage limit of $100 million for claims with respect to property damage, injury or death and pollution. The insurance policies may not cover all potential claims and expenses relating to the Deepwater Horizon incident. In addition, our policies may not cover fines, penalties or costs and expenses related to government-mandated clean up of pollution. We have received a “reservation of rights” letter from our insurers. The incident may also lead to further tightening of the availability of insurance coverage. We may not be able to obtain adequate insurance at a reasonable price, thereby making certain projects unfeasible from an economic standpoint. If liability limits are increased or the insurance market becomes more restricted, the risks and costs of conducting offshore exploration and development activities may increase, which could materially impact our results of operations.

We may not be able to satisfy technical requirements, testing requirements or other specifications under contracts and contract tenders.

Our products are used in deepwater, harsh environments and severe service applications. Our contracts with customers and customer requests for bids typically set forth detailed specifications or technical requirements for our products and services, which may also include extensive testing requirements. We anticipate that such testing requirements will become more common in our contracts. In addition, recent scrutiny of the offshore drilling industry triggered by the Deepwater Horizon incident may result in more stringent technical specifications for our products and more comprehensive testing requirements for our products to ensure compliance with such specifications. We cannot assure you that our products will be able to satisfy the specifications or that we will be able to perform the full-scale testing necessary to prove that the product specifications are satisfied in future contract bids or under existing contracts, or that the costs of modifications to our products to satisfy the specifications and testing will not adversely affect our results of operations. If our products are unable to satisfy such requirements, or we are unable to perform any required full-scale testing, our customers may cancel their contracts and/or seek new suppliers, and our business, results of operations or financial position may be adversely affected.

We rely on technology provided by third parties and our business may be materially adversely affected if we are unable to renew our licensing arrangements with them.

We have existing contracts and may enter into new contracts with customers that require us to use technology or to purchase components from third parties, including some of our competitors. In the ordinary course of our business, we have entered into licensing agreements with some of these third parties for the use of such technology, including a license from a competitor of a technology important to our subsea wellheads. We may not be able to renew our existing licenses or to purchase these components on terms acceptable to us, or at all. If we are unable to use a technology or purchase a component, we may not be able to meet existing contractual commitments without increased costs or modifications or at all. In addition, we may need to stop selling products incorporating that technology or component or to redesign our products, either of which could result in a material adverse effect on our business and operations.

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

Our principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a portion of our customer base. In 2011, our top 15 customers represented approximately 62% of total revenues, with one customer, Petrobras, accounting for approximately 15% of our total revenues. In 2010, our top 15 customers represented approximately 63% of total revenues, and one customer, Keppel Fels, accounted for 13% of our total revenues. In 2009, our top 15 customers represented approximately 60% of total revenues, with one customer, ConocoPhillips, accounting for approximately 10% of our total revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations, financial position and cash flows.

Our customers’ industries are undergoing continuing consolidation that may impact our results of operations.

The oil and gas industry is rapidly consolidating and, as a result, some of our largest customers have consolidated and are using their size and purchasing power to seek economies of scale and pricing concessions.

This consolidation may result in reduced capital spending by some of our customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our products and services. We cannot assure you that we will be able to maintain our level of sales to a customer that has consolidated or replace that revenue with increased business activity with other customers. As a result, the acquisition of one or more of our primary customers may have a significant negative impact on our results of operations or our financial position. We are unable to predict what effect consolidations in the industry may have on price, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

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

We depend on third-party suppliers for timely deliveries of raw materials, and our results of operations could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

Our manufacturing operations depend upon obtaining adequate supplies of raw materials from third parties. The ability of these third parties to deliver raw materials may be affected by events beyond our control. Any interruption in the supply of raw materials needed to manufacture our products could adversely affect our business, results of operations and reputation with our customers.

The unsettled conditions in the global financial system may have impacts on our business and financial position that we currently cannot predict.

The credit crisis and unsettled conditions in the global financial system, particularly with respect to the European Union, may have an impact on our business and our financial position. Uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders included in our backlog or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial position. Additionally, unsettled conditions could have an impact on our suppliers, causing them to be unable to meet their obligations to us. Although we do not currently anticipate a need to access the credit markets in the short term, a prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs.

Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our operations or financial condition.

We have substantial international operations, with approximately 69%, 61% and 66% of our revenues derived from foreign sales in each of 2011, 2010 and 2009, respectively. We operate our business and market our products and services in all of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

•	volatility in general economic, social and political conditions;

•	terrorist threats or acts, war and civil disturbances;

•	expropriation or nationalization of assets;

•	the sovereign debt crisis of the European Union countries;

•	renegotiation or nullification of existing contracts;

•	foreign taxation, including changes in law or interpretation of existing law;

•	assaults on property or personnel;

•	restrictive action by local governments;

•	foreign and domestic monetary policies;

•	limitations on repatriation of earnings;

•	travel limitations or operational problems caused by public health threats; and

•	changes in currency exchange rates.

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

As a result of our international operations, we are subject to taxation in many jurisdictions. Therefore, the final determination of our tax liabilities involves the interpretation of the statutes and requirements of taxing authorities worldwide. Foreign income tax returns of foreign subsidiaries and related entities are routinely examined by foreign tax authorities. These tax examinations may result in assessments of additional taxes or penalties or both. Refer to “Item 3. Legal Proceedings” regarding tax assessments in Brazil.

Our excess cash is invested in various financial instruments which may subject us to potential losses.

We invest excess cash in various financial instruments including interest bearing accounts, money market mutual funds and funds which invest in U.S. Treasury obligations and repurchase agreements backed by U.S. Treasury obligations. However, changes in the financial markets, including interest rates, as well as the performance of the issuers, can affect the market value of our short-term investments. There are currently discussions on allowing money market fund net asset values to float and requiring withdrawals to be staggered. Such a policy could have a negative impact on our cash balances and activities.

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

Our business involves numerous operating hazards that may not be covered by insurance. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial position and results of operations.

Our products are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. In addition, certain areas where our products are used, including in and near the U.S. Gulf of Mexico, are close to high population areas and subject to hurricanes and other extreme weather conditions on a relatively frequent basis. A catastrophic occurrence at a location where our equipment and/or services are used may expose us to substantial liability for personal injury, wrongful death, product liability or commercial claims. To the extent available, we maintain insurance coverage that we believe is customary in the industry. Effective October 1, 2010, we increased our general liability insurance program to an aggregate coverage limit of $200 million for claims with respect to property damage, injury or death and pollution. However, our insurance policies may not cover fines, penalties or costs and expenses related to government-mandated clean up of pollution. In addition, our insurance does not provide coverage for all liabilities, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our results of operations, financial position and cash flows.

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

A portion of our business consists of the designing, manufacturing and selling of our equipment for major projects pursuant to competitive bids, and is performed on a fixed-price basis. Under these contracts, we are typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested changes in order specifications. Our actual costs and any gross profit realized on these fixed-price contracts may vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:

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

In October 2011, J. Mike Walker, the last remaining Co-founder of the Company, retired and stepped down from his positions as Chairman of the Board and Chief Executive Officer. Blake DeBerry was promoted to President and Chief Executive Officer and James Gariepy was promoted to Senior Vice President and Chief Operating Officer. Together Mr. DeBerry and Mr. Gariepy have over 30 years with the Company and approximately 60 years of relevant industry experience. We depend on the services of Mr. DeBerry and Mr. Gariepy and the loss of either could have a material adverse effect on our operations and financial position.

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

In addition, we depend on the demand for our products and services from the oil and gas industry. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect our operations by limiting demand for our products. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations and enforcement thereof.

Because of our foreign operations and sales, we are also subject to changes in foreign laws and regulations that may encourage or require hiring of local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. If we fail to comply with any applicable law or regulation, our business, results of operations or financial position may be adversely affected.

Our businesses and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

Our operations and the operations of our customers are also subject to federal, state, local and foreign laws and regulations relating to the protection of human health and the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. For example, our operations are subject to numerous and complex laws and regulations that, among other things, may regulate the management and disposal of hazardous and non-hazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities and concentrations of various materials that can be released into the environment; limit or prohibit operation activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record-keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. We are required to invest financial and managerial resources to comply with such environmental and health and safety laws and regulations and anticipate that we will continue to be required to do so in the future. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. For example, legislation to regulate emissions of greenhouse gases has been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. Also, the EPA has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA proposed to expand its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. To date, there has been no significant progress in cap and trade proposals. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impacts a new regulatory action might have on us or our customers. Generally, the anticipated regulatory actions do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies that are our competitors. However, our business and prospects could be adversely affected to the extent laws are enacted or modified or other governmental action is taken that prohibits or restricts our customers’ exploration and production activities or imposes environmental protection requirements that result in increased costs to us or our customers.

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

We have not paid any dividends in the past and do not intend to pay cash dividends on our common stock in the foreseeable future. Our Board of Directors reviews this policy on a regular basis in light of our earnings, financial position and market opportunities. We currently intend to retain any earnings for the future operation and development of our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Major Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas
—Hempstead Highway	175,000	15.0	Owned
	14,000	—	Leased
—N. Eldridge Parkway	1,620,900	218.0	Owned
Aberdeen, Scotland	222,800	24.1	Owned
	3,200	0.1	Leased
Singapore	382,000	14.7	Leased
Macae, Brazil	168,800	10.6	Owned

Dril-Quip has manufacturing facilities in Houston, Aberdeen, Singapore and Macae. The Houston facility at Eldridge produces in-house a majority of the Company’s forging and heat treatment requirements.

Sales, Service and Reconditioning Facilities

Location(1)	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
New Orleans, Louisiana	2,300	—	Sales/Service
Beverwijk, Holland	5,200	0.4	Sales/Warehouse
Perth, Australia	20,700	—	Sales/Service/Reconditioning/Warehouse
Stavanger, Norway	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,400	1.2	Sales/Service/Reconditioning/Warehouse
Port Harcourt, Nigeria	8,300	0.5	Sales/Service/Reconditioning/Warehouse
Tianjin, China	12,200	—	Service/Reconditioning/Warehouse
Shekou, China	1,000	—	Sales
Cairo, Egypt	2,200	—	Sales
Alexandria, Egypt	5,200	0.6	Service/Reconditioning/Warehouse
Takoradi, Ghana	1,700	—	Service/Reconditioning/Warehouse

(1)	All facilities are leased except Stavanger, Norway, which is owned.

The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen, Singapore and Macae.

Item 3.	Legal Proceedings

Deepwater Horizon Incident

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP Exploration & Production, Inc. (“BP”), sank after an explosion and fire that began on April 20, 2010. The Company is a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s U.S. Gulf of Mexico operations, and the Company’s wellhead and certain of its other equipment were in use on the Deepwater Horizon at the time of the incident. A moratorium by the U.S. government was placed on offshore deepwater drilling on May 28, 2010 in the U.S. Gulf of Mexico and was lifted on October 12, 2010. Since the Deepwater Horizon incident, the Bureau of Ocean Energy Management, Regulation and Enforcement of the U.S. Department of the Interior (“BOEMRE”) issued various new regulations intended to improve offshore safety systems and environmental protection. These new regulations have increased the complexity of the drilling permit process and resulted in delays for the receipt of drilling permits. In the first quarter of 2011, BOEMRE resumed the issuance of deepwater drilling permits, and deepwater drilling activity began to improve although operations in the U.S. Gulf of Mexico have not returned to pre-moratorium levels. The Company is currently unable to quantify the full extent of the impact that the U.S. Gulf of Mexico drilling moratorium and subsequent delay in the issuance of permits will have on its future revenues and earnings.

Effective October 1, 2011 BOEMRE was reorganized into two new agencies: the Bureau of Safety and Environmental Enforcement (“BSEE”), responsible for permitting and enforcement of safety and environmental regulations; and the Bureau of Ocean Energy Management (“BOEM”), responsible for the administration of offshore lease sales.

Revenues associated with the U.S. Gulf of Mexico totaled approximately 31% of our worldwide revenues during 2011 compared to 39% in 2010. Although the Company believes that the U.S. government drilling moratorium and permitting delays will have little or no impact on revenues related to sales of our offshore rig equipment, the permitting delays could have a significant adverse impact on revenues related to subsea equipment, and, to a lesser extent, surface equipment revenues in 2012. The Company’s service revenues decreased in each quarter of 2010 as a percentage of worldwide revenues. In the first two quarters of 2011 there was an increase in service revenues. Service revenues for the remainder of the 2011 were basically flat as a percentage of worldwide revenues. The delays in the permitting process could continue to result in delayed product and service orders in 2012, which could have an adverse impact on our financial results in 2012 and future years.

The Company does not yet know the extent to which this incident may cause the United States or other countries to restrict or further regulate offshore drilling. The U.S. government may issue additional safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, which may result in substantial increases in cost or further delays in drilling in the U.S. Gulf of Mexico. BSEE officials have stated that they are reviewing the possibility of expanding BSEE’s oversight of offshore drilling beyond the oil and gas companies that hold the drilling permits to cover rig suppliers, oilfield service firms, potentially including the Company, and other contractors now outside the scope of BSEE regulations. Any increases to the costs of the Company’s customers could cause some projects to become non-economical, and as a result, reduce demand for the Company’s products and services. In addition, there can be no assurance that the Company’s existing products will meet any additional requirements imposed by the BSEE.

Multiple investigations into the Deepwater Horizon incident have been conducted, and in some cases, continue to be conducted, by governmental agencies, including the Department of Justice, the U.S. Chemical Safety and Hazard Investigation Board, the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (which released its final investigative report in January 2011), and the BOEMRE/U.S. Coast Guard Joint Investigation Team (which released its final investigative report in September 2011). The Company was designated as a party-in-interest, received requests for certain information and provided testimony in connection with the joint investigation conducted by BOEMRE and the U.S Coast Guard. The Company also received requests to preserve information from the Joint Investigation Team, the Department of Justice and the U.S. Chemical Safety and Hazard Investigation Board. While the focus of some of these investigations is to develop options for guarding against future oil spills associated with offshore drilling, the Department of Justice has announced that it is reviewing, among other criminal statutes, The Clean Water Act (“CWA”), which carries civil penalties and fines as well as criminal penalties, The Oil Pollution Act of 1990 (“OPA”), which can be used to hold parties liable for cleanup costs and reimbursement for government efforts, and The Migratory Bird Treaty Act of 1918 and Endangered Species Act of 1973, which provide penalties for injury and death to wildlife and bird species.

The Company was named, along with other unaffiliated defendants, in nine class action lawsuits and ten other lawsuits arising out of the Deepwater Horizon incident. These actions were filed against the Company between April 28, 2010 and March 11, 2011 and were consolidated, along with hundreds of other lawsuits not directly naming the Company, in the multi-district proceeding In Re: Oil Spill by the Oil Rig “Deepwater

Horizon” in the Gulf of Mexico, on April 20, 2010 (“MDL Proceeding”). The lawsuits generally allege, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability, personal injury and/or property damages and generally seek awards of unspecified economic, compensatory and punitive damages and/or declaratory relief.

The judge presiding over the MDL Proceeding is also presiding over a separate but related proceeding filed by affiliates of Transocean Ltd. (“Transocean”) under the Limitation of Liability Act (“Limitation Action”) in the federal court for the Eastern District of Louisiana. On February 18, 2011, Transocean filed a Third-Party Complaint, tendering the Company to the plaintiffs/claimants in the Limitation Action, which had the procedural effect of making the Company a defendant in over 100,000 claims filed by plaintiffs in the Limitation Action.

In April and May 2011, Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., M-I, LLC, Weatherford U.S. LP and Weatherford International, Inc. each filed cross claims against the Company in the MDL Proceeding and/or in the Limitation Action, generally seeking subrogation and/or contribution from the Company and alleging negligence, comparative fault and strict liability for manufacturing, design and marketing defects by the Company. In May 2011, Transocean filed a Third-Party Complaint against the Company, impleading it into an action brought by the United States in connection with the Deepwater Horizon incident against Transocean, BP and certain of its affiliates, Anadarko Petroleum Corporation and certain of its affiliates, and MOEX Offshore 2007, LLC as “Responsible Parties” under OPA and for violations of CWA, which alleged comparative fault and strict liability for manufacturing, design and marketing defects by the Company and generally seeks subrogation and/or contribution from the Company. In June 2011, BP and its affiliate BP America Production Company filed counterclaims against the Company in the MDL Proceeding and in the Limitation Action generally seeking subrogation and/or contribution from the Company.

On January 20, 2012 the judge presiding over the MDL Proceeding, the Limitation Action and the U.S. government’s action against “Responsible Parties” under OPA, issued an order that granted the Company’s Motion for Summary Judgment and dismissed all claims asserted against the Company in those proceedings with prejudice.

The Company intends to continue to vigorously defend any litigation, fine and/or penalty relating to the Deepwater Horizon incident. To date, no liability has been accrued in conjunction with these matters.

Brazilian Tax Issue

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with assessments collectively valued at approximately BRL24.4 million (approximately USD13.0 million as of December 2011) from the State of Rio de Janiero, Brazil, to cancel credits resulting from the importation of goods and subsequent transfers to the Company’s subsidiary in Brazil. The Company believes that its subsidiary should not be subject to the cancellation of credits and is vigorously contesting the assessments in the Brazilian administrative systems. At this time, the ultimate disposition of this matter cannot be determined and therefore, it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its operations, financial position or cash flows. While pending, the amount of interest, penalties and monetary restatement fees on the tax assessments continues to accrue. In January 2012, a decision was rendered by the Brazilian tax authority that reduced one of the assessments by approximately BRL8.4 million (approximately USD4.8 million as of January 2012) due to errors and the lapsing of the statute of limitations with respect to a portion of the assessment. As of February 2012, the total assessment, including interest, penalties and possible monetary restatement fees is approximately BRL19.4 million (approximately USD11.3 million).

For a further description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 10 of Notes to Consolidated Financial Statements. The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s financial position.

Item 4.	Mine Safety Disclosure

Not applicable

Item S-K 401(b).	Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of February 25, 2012) and positions of the Company’s executive officers:

Name	Age	Position
Blake T. DeBerry	52	President and Chief Executive Officer
James A. Gariepy	54	Senior Vice President and Chief Operating Officer
Jerry M. Brooks	60	Vice President—Finance, Chief Financial Officer
James C. Webster	42	Vice President, General Counsel and Secretary

Blake T. DeBerry has been President and Chief Executive Officer and a member of the Board of Directors of the Company, since October 2011. Mr. DeBerry was Senior Vice President—Sales and Engineering from July 2011 until October 2011, and was Vice President—Dril-Quip Asia-Pacific (which covers the Pacific Rim, Asia, Australia, India and the Middle East) from March 2007 to July 2011. He has been an employee of the Company since 1988 and has held a number of management and engineering positions in the Company’s domestic and international offices. Mr. DeBerry holds a Bachelor of Science degree in mechanical engineering from Texas Tech University.

James A. Gariepy is Senior Vice President and Chief Operating Officer, a position he has held since October 2011. Mr. Gariepy was Senior Vice President—Manufacturing, Project Management and Service from July 2011 until October 2011, and was Vice President—Dril-Quip Europe (which covers Europe and Africa) from March 2007 to July 2011. He has held domestic and international management positions since joining the Company in 2004. Mr. Gariepy holds a Bachelor of Science degree in mechanical engineering from Lawrence Technological University and an MBA from the University of St. Thomas.

Jerry M. Brooks is Vice President—Finance and Chief Financial Officer. He has been Vice President since 2007 and Chief Financial Officer since 1999. From 2009 until May 2011, he also served as Secretary of the Company. From 1992 until March 1999, Mr. Brooks served as Chief Accounting Officer. From 1980 to 1991, he held various positions with Chiles Offshore Corporation, most recently as Chief Financial Officer, Secretary and Treasurer. Mr. Brooks holds a BBA in Accounting and a MBA in Finance from the University of Texas at Austin.

James C. Webster is Vice President, General Counsel and Secretary. He joined the Company in February 2011 as Vice President and General Counsel and was elected to the additional position of Secretary in May 2011. From September 2005 until September 2010, he was Vice President, General Counsel and Secretary of M-I SWACO, at the time a joint venture between Smith International, Inc. and Schlumberger Ltd., and then was an area general counsel for Schlumberger from September 2010 to February 2011 following Schlumberger’s acquisition of Smith International. From 1999 to September 2005, he was an associate with, and later a partner in, the law firm of Gardere Wynne Sewell LLP in Houston. Mr. Webster holds an economics degree from the University of Arizona and a joint Law/MBA from Loyola University.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the New York Stock Exchange for the indicated quarters of fiscal 2011 and 2010.

	Sales Price ($)
	2011		2010
Quarter Ended	High	Low	High	Low
March 31	82.49	70.14	64.13	48.71
June 30	80.64	61.52	70.78	40.38
September 30	75.00	47.40	63.53	42.35
December 31	74.66	47.49	83.80	61.69

There were approximately 27 stockholders of record of the Company’s Common Stock as of December 31, 2011. This number does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

The Company has not paid any dividends in the past. The Company currently intends to retain any earnings for the future operation and development of its business and does not currently anticipate paying any dividends in the foreseeable future. The Board of Directors will review this policy on a regular basis in light of the Company’s earnings, financial position and market opportunities.

Information concerning securities authorized for issuance under equity compensation plans is included in Note 13 of Notes to Consolidated Financial Statements.

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report on Form 10-K.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Products	$511,650	$486,050	$456,022	$453,315	$417,970
Services	89,692	80,201	84,182	89,456	77,587

Total revenues	601,342	566,251	540,204	542,771	495,557
Cost and expenses:
Cost of sales:
Products	303,995	272,619	260,780	260,626	237,728
Services	57,853	49,988	49,513	51,673	47,553

Total cost of sales	361,848	322,607	310,293	312,299	285,281
Selling, general and administrative expenses	70,510	61,069	55,474	62,390	49,313
Engineering and product development expenses	34,626	29,202	27,173	26,369	22,578
Special items(1)	4,719	14,660	5,224	—	—

Operating income	129,639	138,713	142,040	141,713	138,385
Interest income	418	321	507	3,453	8,275
Interest expense	(53)	(131)	(156)	(182)	(370)

Income before income taxes	130,004	138,903	142,391	144,984	146,290
Income tax provision	34,737	36,677	37,250	39,399	38,349

Net income	$95,267	$102,226	$105,141	$105,585	$107,941

Earnings per common share:
Basic	$2.38	$2.57	$2.68	$2.65	$2.67
Diluted	$2.36	$2.55	$2.66	$2.62	$2.63
Weighted average common shares outstanding:
Basic	40,071	39,828	39,164	39,918	40,447
Diluted	40,322	40,060	39,538	40,292	41,007
Statement of Cash Flows Data:
Net cash provided by operating activities	$101,854	$107,160	$136,412	$40,677	$82,663
Net cash used in investing activities	(54,187)	(72,950)	(44,325)	(49,527)	(24,854)
Net cash provided by (used in) financing activities	5,098	14,634	13,436	(100,075)	10,160
Other Data:
Depreciation and amortization	$23,013	$20,875	$17,997	$16,854	$15,653
Capital expenditures	56,213	74,815	44,749	50,134	25,208

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Working capital	$648,302	$576,920	$511,916	$400,535	$454,192
Total assets	1,085,858	948,551	817,246	680,609	699,822
Total debt	57	326	1,039	1,532	2,911
Total stockholders’ equity	925,244	828,014	705,085	559,450	592,495

(1)	See discussion on pages 36-39 under “Special Items.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average crude oil (West Texas Intermediate Cushing) and natural gas (Henry Hub) closing prices are listed below for periods covered by this report:

	Average prices during year ended December 31,
	2011	2010	2009
Crude Oil ($/Bbl)	$94.87	$79.48	$62.18
Natural gas ($/per Mcf)	4.12	4.52	4.06

During 2009, the average West Texas Intermediate crude oil price was $62.18 per barrel with a high of $81.37 per barrel and a low of $33.98 per barrel. Crude oil ended 2009 at $79.36 per barrel. In 2010, crude oil prices began the year at $81.52 per barrel and reached a peak in December at $91.48 per barrel. Crude oil prices averaged $79.48 per barrel for 2010. In 2011, crude oil prices ranged between $75.40 per barrel and $113.39 per barrel. Crude oil ended the year at $98.83 per barrel.

According to the January 2012 release of the Short-Term Energy Outlook published by the EIA, West Texas Intermediate crude oil prices are projected to average $100.25 per barrel in 2012 and $103.75 in 2013. These projections are based upon the assumption that the U.S. real gross domestic product (GDP) will grow by 1.8% in 2012 and 2.5% in 2013.

In its January 2012 report, the EIA expects Henry Hub natural gas prices to average $3.64 per Mcf in 2012 and $4.27 per Mcf in 2013. Henry Hub natural gas were $3.08 per Mcf at the end of December 2011.

In its January 2012 Oil Market Report, the International Energy Agency projected global oil demand to be 90 million barrels per day in 2012 compared to 89 million barrels per day in 2011.

According to the EIA, between January 1, 2012 and February 14, 2012, the price of West Texas Intermediate crude oil ranged from $96.36 per barrel to $103.22 per barrel, closing at $100.82 per barrel on February 14, 2012. For the same period, Henry Hub natural gas ranged from $2.30 per Mcf to $3.06 per Mcf, closing at $2.56 per Mcf on February 14, 2012.

Rig Count

Detailed below is the average contracted offshore rig count for the Company’s geographic regions for the years ended December 31, 2011, 2010 and 2009. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Year ended December 31,
	2011	2010	2009
Western Hemisphere	185	175	165
Eastern Hemisphere	157	144	150
Asia-Pacific	249	236	233
Source: ODS – Petrodata RigBase – December 31, 2011, 2010 and 2009

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of December 31, 2011, there were 64 rigs under contract (35 jack-up rigs and 29 floating rigs) in the U.S. Gulf of Mexico, 57 of which were actively drilling (35 jack-up rigs and 22 floating rigs). In 2010 there were 55 rigs under contract in the U.S. Gulf of Mexico (29 jack-up rigs and 26 floating rigs), of which 35 were actively drilling (28 jack-up rigs and 7 floating rigs), and in 2009 there were 59 rigs under contract (27 jack-up rigs and 32 floating rigs), of which 58 were actively drilling.

The Company believes that the number of rigs (semi-submersibles, jack-up rigs and drillships) under construction impacts its revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of 2011, 2010 and 2009, there were 146, 117 and 130 rigs, respectively, under construction and the expected delivery dates for the rigs under construction on December 31, 2011 are as follows:

2012	45
2013	62
2014	29
2015	3
After 2015 or unspecified delivery date	7

146

Regulation

The demand for the Company’s products and services is also affected by laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. The adoption of new laws and regulations, or changes to existing laws or regulations that curtail exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company’s operations by limiting demand for its products. For a description of certain actions taken by the U.S. government related to the Deepwater Horizon incident, see “Commitments and Contingencies” in Note 10 of Notes to Consolidated Financial Statements.

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Oil and gas prices fell from previously historic levels beginning in mid-2008 and continued into 2009, and began to stabilize somewhat in the latter half of 2009. For 2010, crude oil prices generally were over $70 per barrel on a daily basis, averaged $79.48 per barrel and ended the year at $91.38 per barrel. In 2011, oil prices peaked at $113.39 per barrel and ended the year at $98.83 per barrel. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. The volatility in prices appears to have impacted land drilling activity more so than offshore drilling, particularly in deeper offshore waters, where Dril-Quip’s products are more often utilized. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations.

The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. These risks include nationalization, expropriation, war, acts of terrorism and civil disturbance, restrictive action by local governments, limitation on repatriation of earnings, change in foreign tax laws and change in currency exchange rates, any of which could have an adverse effect on either the Company’s ability to manufacture its products in its facilities abroad or the demand in certain regions for the Company’s products or both. To date, the Company has not experienced any significant problems in foreign countries arising from local government actions or political instability, but there is no assurance that such problems will not arise in the future. Interruption of the Company’s international operations could have a material adverse effect on its overall operations. See “Item 1A. Risk Factors—Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our operations or financial position.”

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. In 2011, the Company derived 85% of its revenues from the sale of its products and 15% of its revenues from services compared to 86% and 14% in 2010 and 84% and 16% in 2009, respectively. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory services during installation and rental of running tools. The Company has substantial international operations, with approximately 69%, 61% and 66% of its revenues derived from foreign sales in 2011, 2010 and 2009, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 31%, 39% and 34%, respectively, of the Company’s total revenues for 2011, 2010 and 2009.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. During 2011 and 2010 there were 18 and 19 projects, respectively, that were accounted for using the percentage-of-completion method, which represented approximately 20% and 19%, respectively, of the Company’s total revenues and 23% of the Company’s product revenues in each year. During 2009, there were 17 projects representing 13% of the Company’s total revenues and 16% of the Company’s product revenues. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recognized when they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against current earnings because of percentage-of-completion accounting.”

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Year ended
	2011	2010	2009
	(In millions)
Revenues:
Products
Subsea equipment	$105.1	$111.0	$114.7
Surface equipment	0.3	2.0	2.2
Offshore rig equipment	57.3	79.3	36.9

Total products	162.7	192.3	153.8
Services	25.8	26.2	32.2

Total U.S. Gulf of Mexico revenues	$188.5	$218.5	$186.0

At this time, the Company is unable to quantify the impact that the permitting delays related to the Deepwater Horizon incident and the related moratorium by the U.S. government will have on its future revenues. The Company believes that the effects of the permitting delays will have little or no impact on revenues related to offshore rig equipment, but could have a significant adverse impact on revenues related to subsea equipment, and, to a lesser extent, surface equipment. In addition, service revenues in the Gulf of Mexico (which were $25.8 million or approximately 4% of the Company’s total revenues during 2011) could continue to be negatively impacted by permitting delays related to the drilling moratorium. The Company’s service revenues decreased in each quarter of 2010 as a percentage of worldwide revenues. In the first two quarters of 2011 there was an increase in service revenues. Service revenues for the remainder of 2011 were basically flat as a percentage of worldwide revenues. The Company will continue to monitor the effects of the drilling moratorium and permitting delays on its ongoing business operations.

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

Income Tax Provision. The Company’s overall effective income tax rate has historically been lower than the statutory rate primarily due to foreign income tax rate differentials, research and development credits and deductions related to domestic production activities.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2011	2010	2009
Revenues:
Products	85.1%	85.8%	84.4%
Services	14.9	14.2	15.6

Total revenues	100.0	100.0	100.0
Cost of sales:
Products:	50.6	48.1	48.3
Services	9.6	8.9	9.1

Total cost of sales	60.2	57.0	57.4
Selling, general and administrative	11.7	10.7	10.3
Engineering and product development	5.8	5.2	5.0
Special items(1)	0.8	2.6	1.0

Operating income	21.5	24.5	26.3
Interest income	0.1	0.1	0.1
Interest expense	—	—	—

Income before income taxes	21.6	24.6	26.4
Income tax provision	5.8	6.5	6.9

Net income	15.8%	18.1%	19.5%

(1)	See discussion on pages 36-39 under “Special Items.”

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	2011	2010	2009
	(In millions)
Revenues:
Products
Subsea equipment	$422.7	$369.6	$361.1
Surface equipment	27.0	26.5	31.2
Offshore rig equipment	61.9	90.0	63.7

Total products	511.6	486.1	456.0
Services	89.7	80.2	84.2

Total revenues	$601.3	$566.3	$540.2

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. Revenues increased by $35.0 million, or approximately 6.2%, to $601.3 million in 2011 from $566.3 million in 2010. Product revenues increased by approximately $25.5 million for the year ended December 31, 2011 compared to the same period in 2010 as a result of increased revenues of $53.1 million in subsea equipment and $0.5 million in surface equipment, partially offset by a $28.1 million decrease in offshore rig equipment.The decrease in offshore rig equipment revenue was primarily due to the reduction in the number of long-term projects with offshore rig equipment components. Product revenues increased in the Eastern Hemisphere by $33.3 million and $0.9 million in Asia-Pacific, partially offset by a decrease in the Western Hemisphere of $8.7 million. Service revenues increased by approximately $9.5 million resulting from increased service revenues in the Eastern Hemisphere of $2.9 million, $5.6 million in Asia-Pacific and $1.0 million in the Western Hemisphere. The majority of the increases in service revenues related to increased technical advisory services and the rental of running and installation tools, slightly offset by decreases in reconditioning services.

Cost of Sales. Cost of sales increased by $39.2 million, or approximately 12.2%, to $361.8 million for 2011 from $322.6 million for the same period in 2010. As a percentage of revenues, cost of sales were approximately 60.2% in 2011 and 57.0% in 2010. Cost of sales as a percentage of revenue increased in 2011 due to changes in the product mix and increases in unabsorbed manufacturing overhead expenses.

Selling, General and Administrative Expenses. For 2011, selling, general and administrative expenses increased by approximately $9.4 million, or 15.4%, to $70.5 million from $61.1 million in 2010. The increase in selling, general and administrative expenses was primarily due to the effect of foreign currency transactions, increased personnel and related expenses, slightly offset by a decrease in stock options expense. The Company experienced approximately $3.5 million in pre-tax foreign currency transaction losses during 2011 compared to approximately $1.4 million in pre-tax foreign currency transaction gains during 2010. Stock option expense for 2011 totaled $4.5 million compared to $5.0 million in 2010. The stock option expense in 2011 excludes $1.4 million of non-cash expense due to the vesting of Mr. Walker’s stock options as a result of his retirement as CEO of the Company. The stock option expense in 2010 excludes of $2.0 million of non-cash expense due to the vesting of Mr. Reimert’s stock options as a result of his termination with the Company. These expenses are included in Special Items below. Selling, general and administrative expenses as a percentage of revenues were 11.7% in 2011 and 10.7% in 2010.

Engineering and Product Development Expenses. For 2011, engineering and product development expenses increased by approximately $5.4 million, or 18.5%, to $34.6 million from $29.2 million in 2010. The increase was primarily due to additional personnel required to meet the demands of the higher backlog related to long-term projects. Engineering and product development expenses as a percentage of revenues increased to 5.8% in 2011 from 5.2% in 2010.

Special Items. In October 2011, the Company announced that Mr. Walker stepped down from his positions as Chairman of the Board of Directors and Chief Executive Officer. Under the circumstances of Mr. Walker’s retirement, he was entitled to severance under his employment agreement with the Company. Pursuant to Mr. Walker’s employment agreement, the Company was obligated to pay Mr. Walker, among other things, his base salary and his annual bonus through the remaining employment period (October 27, 2014). In addition, stock options owned by Mr. Walker that were outstanding at the date of the termination of his employment were immediately vested. Accordingly, the Company recognized a pre-tax expense of $4.7 million during the fourth quarter of 2011. The amount includes base salary and bonus, including payroll taxes, which totaled $3.3 million. The acceleration of the vesting of his stock options increased pre-tax non-cash expenses by $1.4 million.

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

In December 2010, Larry E. Reimert’s employment as Co-Chief Executive Officer of the Company was terminated effective December 31, 2010 under circumstances entitling him to severance under his employment agreement with the Company. Under the terms of Mr. Reimert’s employment agreement, the Company was obligated to pay Mr. Reimert’s base salary and his annual bonus through the remaining employment period (October 27, 2014). In addition, stock options owned by Mr. Reimert that were outstanding at the date of the termination of his employment were immediately vested under the terms of the contract. Accordingly, the Company recognized a pre-tax expense of $6.9 million during the fourth quarter of 2010. The amount related to base salary and bonus, including payroll taxes, which totaled $4.9 million, is reflected in the accounts payable balance on the Consolidated Balance Sheets as of December 31, 2010. The acceleration of the vesting of his stock options increased pre-tax non-cash expenses by $2.0 million.

Interest Income. Interest income for 2011 was approximately $419,000 as compared to $321,000 in 2010. This increase was due to higher cash and short-term investment balances. The Company keeps the majority of its short-term investments in funds that invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest expense. Interest expense for 2011 was approximately $53,000 compared to $131,000 in 2010. The term credit agreement for Dril-Quip (Europe) Limited was paid in full in April 2011.

Income tax provision. Income tax expense for 2011 was $34.7 million on income before taxes of $130.0 million, resulting in an effective income tax rate of approximately 26.7%. Income tax expense in 2010 was $36.7 million on income before taxes of $138.9 million, resulting in an effective tax rate of approximately 26.4%. The increase in the effective income tax rate reflects the difference in income before income taxes among the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $95.3 million in 2011 and $102.2 million in 2010, for the reasons set forth above.

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

In December 2010, Larry E. Reimert’s employment as Co-Chief Executive Officer of the Company was terminated effective December 31, 2010 under circumstances entitling him to severance under his employment agreement with the Company. Under the terms of Mr. Reimert’s employment agreement, the Company was obligated to pay Mr. Reimert’s base salary and his annual bonus through the remaining employment period (October 27, 2014). In addition, stock options owned by Mr. Reimert that were outstanding at the date of the termination of his employment were immediately vested under the terms of the contract. Accordingly, the Company recognized a pre-tax expense of $6.9 million during the fourth quarter of 2010. The amount related to base salary and bonus, including payroll taxes, which totaled $4.9 million, is reflected in the accounts payable balance on the Consolidated Balance Sheets as of December 31, 2010. The acceleration of the vesting of his stock options increased pre-tax non-cash expenses by $2.0 million.

In September 2009, Gary D. Smith, one of the Company’s Co-Chief Executive Officers, unexpectedly passed away. Under the terms of Mr. Smith’s employment contract, the Company was obligated to pay Mr. Smith’s base salary, including accrued vacation, and his annual bonus through the remaining employment period (October 27, 2012). In addition, stock options owned by Mr. Smith that were outstanding at the date of his death were immediately vested under the terms of the contract. Accordingly, the Company recognized a pre-tax expense of $5.2 million during the third quarter of 2009. The amount related to base salary and bonus, which totaled $3.9 million. The acceleration of the vesting of his stock options increased pre-tax non-cash expenses by $1.3 million.

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

Liquidity and Capital Resources

Cash flows provided by (used in) operations by type of activity were as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Operating activities	$101,854	$107,160	$136,412
Investing activities	(54,187)	(72,950)	(44,325)
Financing activities	5,098	14,634	13,436

	52,765	48,844	105,523
Effect of exchange rate changes on cash activities	(39)	(786)	(3,683)

Increase in cash and cash equivalents	$52,726	$48,058	$101,840

Statements of cash flows for entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given year, as these are non-cash changes. As a result, changes reflected in certain accounts on the Consolidated Statements of Cash Flows, may not reflect the changes in corresponding accounts on the Consolidated Balance Sheets.

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. Recently, the Company’s principal sources of funds have been cash flows from operations.

During 2011, the Company generated $101.9 million of cash from operations as compared to $107.2 million for the same period in 2010. The primary reason for the decrease was the $7.0 million reduction in net income. Cash totaling approximately $20.7 million was utilized during 2011 for the net changes in operating assets and liabilities. Inventory increased by $37.5 million primarily due to increases in work in progress and finished goods. Trade accounts payable and accrued expenses increased by $41.9 million primarily due to increases in accounts payable for inventory purchases and $3.3 million for the contractual obligation for Mr. Walker’s retirement and ongoing facilities construction.

Capital expenditures by the Company were $56.2 million, $74.8 million and $44.7 million in 2011, 2010 and 2009, respectively. Capital expenditures in 2011, 2010 and 2009 included expanding manufacturing facilities in the Asia Pacific, Eastern and Western Hemispheres and increased expenditures on machinery and equipment and running tools due to expanded operations. The capital expenditures for 2011 were primarily $27.0 million for facilities, $15.5 million for machinery and equipment, $9.7 million for running tools and other expenditures of $4.0 million. Principal payments on debt were approximately $269,000, $700,000 and $700,000 in 2011, 2010 and 2009, respectively.

In October 2009, Dril-Quip Asia Pacific Pte Ltd, a wholly owned subsidiary of Dril-Quip, Inc., entered into an agreement for the construction of a new manufacturing facility in Singapore valued at SGD46.5 million (approximately USD35.8 million as of December 2011) . As of December 31, 2011, a total of SGD44.3 million (approximately USD34.1 million as of December 2011) has been paid and the remaining 5% retainer fee, due one year after completion, will be paid in mid-2012.

The following table presents long-term contractual obligations of the Company and the related payments in total and by year as of December 31, 2011:

	Payments due by year
Contractual Obligations	2012	2013	2014	2015	2016	After 2016	Total
	(In millions)
Operating lease obligations	$3.6	$1.1	$0.6	$0.3	$0.2	$1.8	$7.6

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

Backlog

Backlog consists of firm customer orders for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $716 million, $627 million and $563 million at December 31, 2011, 2010 and 2009, respectively. This represents an increase of approximately $89 million, or 14%, from 2010 to 2011 and an increase of approximately $153 million, or 27%, from 2009 to 2011. The Company expects to fill approximately 68% of the December 31, 2011 backlog by December 31, 2012. The remaining backlog at December 31, 2011 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. The backlog amount at December 31, 2009 excludes $27 million related to the MPF contract which was resolved in 2010 as described in Note 10 of Notes to Consolidated Financial Statements.

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

Revenues for each of these segments are dependent upon the ultimate sale of products and services to the Company’s customers. For information on revenues by geographic segment, see Note 12 of Notes to Consolidated Financial Statements. Revenues of the Western Hemisphere are also influenced by its sale of products to the Eastern Hemisphere and Asia-Pacific segments. Accordingly, the operating incomes of each area are closely tied to third-party sales, and the operating income of the Western Hemisphere is also dependent upon its level of intercompany sales.

Currency Risk

Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling (“GBP”) in the Eastern Hemisphere and the Brazilian real

(“BRL”) in Brazil. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 2011, 2010 and 2009, the Company had, net of income taxes, transaction losses of $2.5 million and transaction gains of $1.0 million and $3.4 million, respectively.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America under guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ™ (“ASC”). The preparation of the consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes the following accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2011 and 2010, trade receivables included $30.5 million and $26.5 million of unbilled receivables, respectively. During 2011, there were 18 projects representing approximately 20% and 23% of the Company’s total revenues and product revenues, respectively, which were accounted for using percentage-of-completion accounting, compared to 19 projects during 2010 representing approximately 19% of the Company’s total revenues and 23% of product revenues, respectively.

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

Inventories. Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and slow-moving inventories of $26.2 million and $24.9 million as of December 31, 2011 and 2010, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Contingent liabilities. The Company establishes reserves for estimated loss contingencies when the Company believes a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in net income in the period in which different or additional facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon the Company’s assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from the Company’s assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.

New Accounting Standards

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet—Disclosures about Offsetting Assets and Liabilities. This ASU was issued to alleviate some of the differences in presentation between U.S. generally accepted accounting principals (GAAP) and International Financial Reporting Standards (IFRS) as to presentations showing gross versus netted amounts. Entities are required to disclose both gross and net information about instruments and transactions that are eligible for offset in the statements of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this accounting standard update will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income. This ASU amends the guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income. It was determined that the reclassification would be difficult for preparers and may add unnecessary complexity to financial statements. All other requirements in ASU 2011-00 are unaffected by this update.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign exchange rates. The Company does not engage in any hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions.

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

The Company uses a sensitivity analysis model to measure the impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would have resulted in a decrease in revenues of approximately $30 million and a decrease in net income of approximately $9 million over the year ended December 31, 2011. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

BDO USA, LLP, the independent registered public accounting firm, which audited the consolidated financial statements included in the Annual Report on Form 10-K, has also issued an attestation on our internal control over financial reporting, and their report is set forth on page 48.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dril-Quip, Inc.

Houston, Texas

We have audited Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dril-Quip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 8. Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on Dril-Quip,Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Dril-Quip, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dril-Quip, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Houston, Texas

February 24, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dril-Quip, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dril-Quip, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2012, expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Houston, Texas

February 24, 2012

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenues:
Products	$511,650	$486,050	$456,022
Services	89,692	80,201	84,182

Total revenues	601,342	566,251	540,204
Cost and expenses:
Cost of sales:
Products	303,995	272,619	260,780
Services	57,853	49,988	49,513

Total cost of sales	361,848	322,607	310,293
Selling, general and administrative	70,510	61,069	55,474
Engineering and product development	34,626	29,202	27,173
Special items	4,719	14,660	5,224

	471,703	427,538	398,164

Operating income	129,639	138,713	142,040
Interest income	418	321	507
Interest expense	(53)	(131)	(156)

Income before income taxes	130,004	138,903	142,391
Income tax provision	34,737	36,677	37,250

Net income	$95,267	$102,226	$105,141

Earnings per common share:
Basic	$2.38	$2.57	$2.68

Diluted	$2.36	$2.55	$2.66

Weighted average common shares outstanding:
Basic	40,071	39,828	39,164

Diluted	40,322	40,060	39,538

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$298,576	$245,850
Trade receivables, net	180,095	158,894
Inventories, net	277,802	243,432
Deferred income taxes	23,868	21,942
Prepaids and other current assets	18,961	18,131

Total current assets	799,302	688,249
Property, plant and equipment, net	274,599	247,158
Other assets	11,957	13,144

Total assets	$1,085,858	$948,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,580	$31,149
Current maturities of long-term debt	57	268
Accrued income taxes	5,447	1,985
Customer prepayments	76,610	48,889
Accrued compensation	12,584	11,899
Other accrued liabilities	20,722	17,139

Total current liabilities	151,000	111,329
Long-term debt, net of current maturities	—	58
Deferred income taxes	9,614	9,150

Total liabilities	160,614	120,537

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,175,426 and 40,041,746 issued and outstanding at December 31, 2011 and 2010, respectively	402	400
Additional paid-in capital	162,505	151,418
Retained earnings	780,780	685,513
Accumulated other comprehensive gains (losses)	(18,443)	(9,317)

Total stockholders’ equity	925,244	828,014

Total liabilities and stockholders’ equity	$1,085,858	$948,551

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating activities
Net income	$95,267	$102,226	$105,141
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,013	20,875	17,997
Stock-based compensation expense	4,542	4,960	3,975
Gain on sale of equipment	(116)	(214)	(132)
Deferred income taxes	(1,512)	(1,933)	(5,540)
Special items—non-cash	1,351	1,979	1,272
Changes in operating assets and liabilities:
Trade receivables, net	(22,699)	(28,746)	51,461
Inventories, net	(37,490)	7,257	(19,280)
Prepaids and other assets	(1,192)	(6,468)	(5,909)
Excess tax benefits of stock option exercises	(1,172)	(2,770)	(7,833)
Trade accounts payable and accrued expenses	41,862	9,994	(4,740)

Net cash provided by operating activities	101,854	107,160	136,412
Investing activities
Purchase of property, plant, and equipment	(56,213)	(74,815)	(44,749)
Proceeds from sale of equipment	2,026	1,865	424

Net cash used in investing activities	(54,187)	(72,950)	(44,325)
Financing activities
Principal payments on debt	(269)	(679)	(695)
Proceeds from exercise of stock options	4,195	12,543	6,298
Excess tax benefits of stock option exercises	1,172	2,770	7,833

Net cash provided by financing activities	5,098	14,634	13,436
Effect of exchange rate changes on cash	(39)	(786)	(3,683)

Increase in cash and cash equivalents	52,726	48,058	101,840
Cash and cash equivalents at beginning of year	245,850	197,792	95,952

Cash and cash equivalents at end of year	$298,576	$245,850	$197,792

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gains (Losses)	Total
	(In thousands)
Balance at December 31, 2008	$390	$109,784	$478,146	$(28,870)	$559,450

Foreign currency translation adjustment	—	—	—	20,744	20,744
Net income	—	—	105,141	—	105,141

Comprehensive income	—	—	—	—	125,885
Options exercised (635,927 shares)	6	6,292	—	—	6,298
Stock-based compensation	—	3,975	—	—	3,975
Special items—stock-based compensation	—	1,272	—	—	1,272
Excess tax benefits—stock options	—	8,205	—	—	8,205

Balance at December 31, 2009	396	129,528	583,287	(8,126)	705,085

Foreign currency translation adjustment	—	—	—	(1,191)	(1,191)
Net income	—	—	102,226	—	102,226

Comprehensive income	—	—	—	—	101,035
Options exercised (383,222 shares)	4	12,539	—	—	12,543
Stock-based compensation	—	4,960	—	—	4,960
Special items—stock-based compensation	—	1,979	—	—	1,979
Excess tax benefits—stock options	—	2,412	—	—	2,412

Balance at December 31, 2010	400	151,418	685,513	(9,317)	828,014

Foreign currency translation adjustment				(9,126)	(9,126)
Net income			95,267		95,267

Comprehensive income					86,141
Options exercised (133,680 shares)	2	4,195			4,197
Stock-based compensation		4,542			4,542
Special items—stock-based compensation		1,351			1,351
Excess tax benefits—stock options		999			999

Balance at December 31, 2011	$402	$162,505	$780,780	$(18,443)	$925,244

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; Dril-Quip do Brasil LTDA (DQB), located in Macae, Brazil; and DQ Holdings Pty Ltd. (DQH), located in Perth, Australia. Other subsidiaries include Dril-Quip (Ghana) Ltd. located in Takoradi, Ghana, PT DQ Oilfield Services Indonesia located in Jakarta, Indonesia, Dril-Quip (Nigeria) Ltd. located in Port Harcourt, Nigeria, DQ Egypt for Petroleum Services S.A.E. located in Alexandria, Egypt, Dril-Quip Oilfield Services (Tianjin) Co. Ltd. located in Tianjin, China and the Company’s newest subsidiary, Dril-Quip Qatar, LLC located in Doha, Quatar.

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

Trade Receivables

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience combined with a specific review of each customer’s outstanding trade receivable balance. Management believes that the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance. The following is a summary of activity relating to the allowance for doubtful accounts for the years ended December 31, 2009, 2010 and 2011:

In thousands
Balance at December 31, 2008	$3,507
Charges to costs and expenses	1,333
Recoveries/write-offs	(2,173)

Balance at December 31, 2009	2,667
Charges to costs and expenses	455
Recoveries/write-offs	(1,671)

Balance at December 31, 2010	1,451
Charges to costs and expenses	410
Recoveries/write-offs	(701)

Balance at December 31, 2011	$1,160

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and slow-moving inventories. Inventory reserves of $26.2 million and $24.9 million were recorded as of December 31, 2011 and 2010, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to be generated by the asset, an impairment charge is recognized by reflecting the asset at its fair value. No impairments of long-lived assets were recorded in 2011, 2010 or 2009.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2011 and 2010, receivables included $30.5 million and $26.5 million of unbilled receivables, respectively. For the year ended December 31, 2011, there were 18 projects representing approximately 20% of the Company’s total revenues and approximately 23% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 19 projects during 2010 which represented 19% of the Company’s total revenue and 23% of its product revenues.

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

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange gains (losses) were approximately $(2.5) million in 2011, $1.0 million in 2010, and $3.4 million in 2009, net of income taxes. These amounts are included in selling, general and administrative costs in the Consolidated Statements of Income on a pre-tax basis.

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

3. New Accounting Standards

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet—Disclosures about Offsetting Assets and Liabilities. This ASU was issued to alleviate some of the differences in presentation between U.S. generally accepted accounting principals (GAAP) and International Financial Reporting Standards (IFRS) as to presentations showing gross versus netted amounts. Entities are required to disclose both gross and net information about instruments and transactions that are eligible for offset in the statements of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this accounting standard update will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income. This ASU amends the guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income. It was determined that the reclassification would be difficult for preparers and may add unnecessary complexity to financial statements. All other requirements in ASU 2011-00 are unaffected by this update.

4. Inventories

Inventories consist of the following:

	December 31,
	2011	2010
	(In thousands)
Raw materials and supplies	$48,240	$46,675
Work in progress	75,690	52,556
Finished goods	180,100	169,149

	304,030	268,380
Less: allowance for excess and slow-moving inventory	(26,228)	(24,948)

	$277,802	$243,432

Summary of allowance for excess and slow-moving inventory:

In thousands
Balance at December 31, 2008	$20,829
Charges to costs and expenses	3,942
Write-offs of inventory	(570)

Balance at December 31, 2009	24,201
Charges to costs and expenses	1,933
Write-offs of inventory	(1,186)

Balance at December 31, 2010	24,948
Charges to costs and expenses	2,888
Write-offs of inventory	(1,608)

Balance at December 31, 2011	$26,228

5. Property, Plant and Equipment

Property, plant and equipment consists of:

	Estimated Useful Lives	December 31,
		2011	2010
		(In thousands)
Land and improvements	10-25 years	$26,034	$25,722
Buildings	15-40 years	177,428	153,215
Machinery, equipment and other	3-10 years	250,239	239,204

		453,701	418,141
Less accumulated depreciation		(179,102)	(170,983)

		$274,599	$247,158

6. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2011	2010
	(In thousands)
Bank financing	$—	$207
Equipment financing agreements	57	119

	57	326
Less current portion	(57)	(268)

	$—	$58

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

Interest paid on long-term debt for the years ended December 31, 2011, 2010 and 2009 was $1,000, $8,500 and $21,700 respectively.

7. Income Taxes

In accordance with ASC 740-10, the Company is required to recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The standard provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2011, which are the years ended December 31, 2006 through December 31, 2011. The Company has occasionally been assessed interest or penalties by major tax jurisdictions; these assessments historically have not materially impacted the Company’s financial results. In accordance with the Company’s accounting policy, both before and after adoption of ASC Topic 740-10, interest expense assessed by tax jurisdictions is included with interest expense and assessed penalties are included in selling, general and administrative expenses.

Income before income taxes consisted of the following:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Domestic	$45,159	$70,702	$52,203
Foreign	84,845	68,201	90,188

Total	$130,004	$138,903	$142,391

The income tax provision (benefit) consists of the following:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$13,127	$25,122	$22,181
Foreign	23,122	13,488	20,609

Total current	36,249	38,610	42,790

Deferred:
Federal	(891)	(3,232)	(5,371)
Foreign	(621)	1,299	(169)

Total deferred	(1,512)	(1,933)	(5,540)

Total	$34,737	$36,677	$37,250

The difference between the effective income tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	Year ended December 31,
	2011	2010	2009
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	(5.2)	(5.7)	(5.7)
Foreign development tax incentive	(0.3)	(0.8)	(2.1)
Manufacturing benefit	(1.3)	(1.4)	(0.7)
Other	(1.5)	(0.7)	(0.3)

Effective income tax rate	26.7%	26.4%	26.2%

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

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Inventory	$8,548	$7,120
Inventory reserve	6,541	5,701
Allowance for doubtful accounts	72	397
Reserve for accrued liabilities	805	690
Stock options	5,054	5,385
Other	2,848	2,649

Total deferred tax assets	23,868	21,942
Deferred tax liability:
Property, plant and equipment	(9,614)	(9,150)

Net deferred tax asset	$14,254	$12,792

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. The estimate of undistributed earnings of the Company’s foreign subsidiaries amounted to $373 million as of December 31, 2011. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

The Company paid $31.9 million, $34.1 million and $37.8 million in income taxes in 2011, 2010 and 2009, respectively.

8. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2011	2010
	(In thousands)
Payroll taxes	$2,817	$2,818
Property, sales and other taxes	5,297	4,292
Commissions payable	1,657	1,142
Accrued project costs	295	396
Accrued vendor costs	7,040	5,659
Other	3,616	2,832

Total	$20,722	$17,139

9. Employee Benefit Plans

The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense was $4.0 million, $2.8 million and $3.1 million in 2011, 2010 and 2009, respectively.

10. Commitments and Contingencies

The Company leases certain offices, shop and warehouse facilities, automobiles and equipment. The Company expenses all lease payments when incurred. Total lease expense incurred was $3.7 million, $3.3 million and $3.1 million in 2011, 2010 and 2009, respectively. Future annual minimum lease commitments, at December 31, 2011 are as follows: 2012—$3.6 million; 2013—$1.1 million; 2014—$0.6 million, 2015—$0.3 million; 2016—$0.2 million; and thereafter—$1.8 million.

In November 2007, the Company entered into a lease agreement in Singapore for approximately 11 acres of vacant land. The lease term is 30 years and the Company elected to make a lump sum payment for the entire lease. In addition, under the terms of the lease, the Company was obligated to make certain minimum investments in machinery, leasehold improvements and buildings by November 2012.

In October 2009, the Company entered into an agreement for the construction of a manufacturing facility in Singapore. The agreement is valued at SGD46.5 million (approximately USD35.8 million as of December 2011). The building was completed during 2011 and the only remaining payment is the 5% retention, due 1 year after completion, of SGD2.3 million (approximately USD1.8 million as of December 2011) which will be paid in mid-2012.

In 2006, the Company entered into a contract in the amount of approximately $47 million with MPF Corp. Ltd. (“MPF”), pursuant to which the Company agreed to construct risers and related equipment to be installed on an offshore drillship being constructed for MPF. In September 2008, MPF and its affiliates filed a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (Case No. 08-36084). At the time of the bankruptcy filing, the Company had recognized approximately $20 million in revenues under the contract and had received payments of approximately $16 million. In April 2010, the Company, MPF and a new third-party buyer signed an amendment to the original contract and a novation agreement, pursuant to which the third party, MPF and the Company agreed that the third party would assume the contract. The novation agreement was approved by the bankruptcy court on June 8, 2010 and became effective on July 20, 2010. Under the amended contract, the new third party is required to pay for modifications, unpaid invoices, interest and other incidental costs. As a result, the total value of the contract increased from approximately $47 million to approximately $50 million. All unpaid invoices and obligations associated with the bankruptcy due have been paid.

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP Exploration & Production, Inc. (“BP”), sank after an explosion and fire that began on April 20, 2010. The Company is a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s U.S. Gulf of Mexico operations, and the Company’s wellhead and certain of its other equipment were in use on the Deepwater Horizon at the time of the incident. A moratorium was placed on offshore deepwater drilling on May 28, 2010 in the U.S. Gulf of Mexico and was lifted on October 12, 2010. Following the Deepwater Horizon incident, the Bureau of Ocean Energy Management, Regulation and Enforcement of the U.S. Department of the Interior (“BOEMRE”) issued various new regulations intended to improve offshore safety systems and environmental protection. These new regulations increased the complexity of the drilling permit process and resulted in delays for the receipt of drilling permits. In the first quarter of 2011, BOEMRE resumed the issuance of deepwater drilling permits, and deepwater drilling activity began to improve although operations in the U.S. Gulf of Mexico have not returned to pre-moratorium levels. The Company is currently unable to quantify the full extent of the impact that the U.S. Gulf of Mexico drilling moratorium and subsequent delay in the issuance of permits will have on its future revenues and earnings.

Multiple investigations into the Deepwater Horizon incident have been conducted, and in some cases, continue to be conducted, by governmental agencies, including the Department of Justice, the U.S. Chemical Safety and Hazard Investigation Board, the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (which released its final investigative report in January 2011), and the BOEMRE/U.S. Coast Guard Joint Investigation Team (which released its final investigative report in September 2011). The Company was designated as a party-in-interest, received requests for certain information and provided testimony in connection with the joint investigation conducted by BOEMRE and the U.S Coast Guard. The Company also received requests to preserve information from the Joint Investigation Team, the Department of Justice and the U.S. Chemical Safety and Hazard Investigation Board. While the focus of some of these investigations is to develop options for guarding against future oil spills associated with offshore drilling, the Department of Justice has announced that it is reviewing, among other criminal statutes, The Clean Water Act (“CWA”), which carries civil penalties and fines as well as criminal penalties, The Oil Pollution Act of 1990 (“OPA”), which can be used to hold parties liable for cleanup costs and reimbursement for government efforts, and The Migratory Bird Treaty Act of 1918 and Endangered Species Act of 1973, which provide penalties for injury and death to certain wildlife and bird species.

The Company was named, along with other unaffiliated defendants, in nine class action lawsuits and ten other lawsuits arising out of the Deepwater Horizon incident. These actions were filed against the Company between April 28, 2010 and March 11, 2011 and were consolidated, along with hundreds of other lawsuits not directly naming the Company, in the multi-district proceeding In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010 (“MDL Proceeding”). The lawsuits generally allege, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability, personal injury and/or property damages and generally seek awards of unspecified economic, compensatory and punitive damages and/or declaratory relief.

The judge presiding over the MDL Proceeding is also presiding over a separate but related proceeding filed by affiliates of Transocean Ltd. (“Transocean”) under the Limitation of Liability Act (“Limitation Action”) in the federal court for the Eastern District of Louisiana. On February 18, 2011, Transocean filed a Third-Party Complaint, tendering the Company to the plaintiffs/claimants in the Limitation Action, which had the procedural effect of making the Company a defendant in over 100,000 claims filed by plaintiffs in the Limitation Action.

In April and May 2011, Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., M-I, LLC, Weatherford U.S. LP and Weatherford International, Inc. each filed cross claims against the Company in the MDL Proceeding and/or in the Limitation Action, generally seeking subrogation and/or contribution from the Company and alleging negligence, comparative fault and strict liability for manufacturing, design and marketing defects by the Company. In May 2011, Transocean filed a Third-Party Complaint against the Company, impleading it into an action brought by the United States in connection with the Deepwater Horizon incident against Transocean, BP and certain of its affiliates, Anadarko Petroleum Corporation and certain of its affiliates, and MOEX Offshore 2007, LLC as “Responsible Parties” under OPA and for violations of CWA, which alleged comparative fault and strict liability for manufacturing, design and marketing defects by the Company and generally seeks subrogation and/or contribution from the Company. In June 2011, BP and its affiliate BP America Production Company filed counterclaims against the Company in the MDL Proceeding and in the Limitation Action generally seeking subrogation and/or contribution from the Company.

On January 20, 2012 the judge presiding over the MDL Proceeding, the Limitation Action and the U.S. government’s action against “Responsible Parties” under OPA, issued an order that granted the Company’s Motion for Summary Judgment and dismissed all claims asserted against the Company in those proceedings with prejudice.

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

Brazilian Tax Issue

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with assessments collectively valued at approximately BRL24.4 million (approximately USD13.0 million as of December 2011) from the State of Rio de Janiero, Brazil, to cancel credits resulting from the importation of goods and subsequent transfers to the Company’s subsidiary in Brazil. The Company believes that its subsidiary should not be subject to the cancellation of credits and is vigorously contesting the assessments in the Brazilian administrative systems. At this time, the ultimate disposition of this matter cannot be determined and therefore, it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its operations, financial position or cash flows. While pending, the amount of interest, penalties and monetary restatement fees on the tax assessments continues to accrue. In January 2012, a decision was rendered by the Brazilian tax authority that reduced one of the assessments by approximately BRL8.4 million (approximately USD4.8 million as of January 2012) due to errors and the lapsing of the statute of limitations with respect to a portion of the assessment. As of February 2012, the total assessment, including interest, penalties and possible monetary restatement fees is approximately BRL19.4 million (approximately USD11.3 million).

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

11. Stockholders’ Equity

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

12. Geographic Areas

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Revenues
Western Hemisphere
Products	$265,029	$273,747	$220,171
Services	37,531	36,587	37,014
Intercompany	73,290	50,447	67,546

Total	$375,850	$360,781	$324,731

Eastern Hemisphere
Products	$164,135	$130,764	$166,181
Services	33,320	30,435	36,053
Intercompany	3,680	2,489	1,765

Total	$201,135	$163,688	$203,999

Asia-Pacific
Products	$82,486	$81,539	$69,670
Services	18,841	13,179	11,115
Intercompany	3,026	2,488	3,397

Total	$104,353	$97,206	$84,182

Summary
Products	$511,650	$486,050	$456,022
Services	89,692	80,201	84,182
Intercompany	79,996	55,424	72,708
Eliminations	(79,996)	(55,424)	(72,708)

Total	$601,342	$566,251	$540,204

Income (loss) before income taxes
Western Hemisphere	$66,782	$63,987	$63,839
Eastern Hemisphere	41,453	29,773	45,939
Asia-Pacific	22,891	35,071	35,061
Eliminations	(1,122)	10,072	(2,448)

Total	$130,004	$138,903	$142,391

Total Long-Lived Assets
Western Hemisphere	$196,380	$179,392	$158,210
Eastern Hemisphere	34,927	36,924	27,214
Asia-Pacific	58,058	46,535	18,029
Eliminations	(2,809)	(2,549)	(2,748)

Total	$286,556	$260,302	$200,705

Total Assets
Western Hemisphere	$666,915	$593,648	$518,475
Eastern Hemisphere	229,043	185,903	158,112
Asia-Pacific	209,143	191,715	147,644
Eliminations	(19,243)	(22,715)	(6,985)

Total	$1,085,858	$948,551	$817,246

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

In 2011, one customer, Petrobras, accounted for approximately 15% of the Company’s revenues. In 2010, one customer, Keppel Fels accounted for approximately 13% of the Company’s total revenues. In 2009 one customer, ConocoPhillips, accounted for approximately 10% of the Company’s total revenues.

13. Stock Options and Awards

Stock Options

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

The fair value of stock options granted is estimated on the grant date using the Black-Scholes option pricing model. The expected life is based on the Company’s historical trends, and volatility is based on the historical volatility over the expected life of the options. The risk-free interest rate is based on U.S. Treasury yield curve at the grant date. The Company does not pay dividends and, therefore, there is no assumed dividend yield.

On October 28, 2011, 2010 and 2009, the Company granted options to purchase 213,000; 237,484 and 243,470 shares, respectively, of Common Stock pursuant to the 2004 Plan to certain officers and employees. The following table presents the assumptions used in the option pricing model.

	2011	2010	2009
Expected life (years)	6.0	5.8	6.2
Volatility	49.5%	50.1%	48.8%
Risk-free interest rate	1.13%	1.23%	2.37%
Dividend yield	0.0%	0.0%	0.0%
Fair value of each option	$32.38	$31.76	$24.22

Option activity for the year ended December 31, 2011 was as follows:

	Number of Options	Weighted Average Price	Aggregate intrinsic value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2010	1,056,702	$43.87
Granted	213,000	68.43
Exercised	(133,680)	31.38
Forfeited	(50,116)	59.68

Outstanding at December 31, 2011	1,085,906	$49.50	$18.5	7.45

Exercisable at December 31, 2011	622,782	$41.22	$15.4	6.35

The total intrinsic value of stock options exercised in 2011, 2010 and 2009 was $4.9 million, $13.1 million and $24.9 million, respectively. The income tax benefit realized from stock options exercised was $1.7 million for the year ended December 31, 2011.

Stock-based compensation is recognized as selling, general and administrative expense in the accompanying Consolidated Statements of Income. During the years ended December 31, 2011, 2010 and 2009, stock-based compensation expense totaled $4.5 million, $5.0 million and $4.0 million, respectively. Stock option expense for 2011 excludes $1.4 million of non-cash expense due to the vesting of Mr. Walker’s stock options as a result of his retirement. Stock option expense for 2010 excludes $2.0 million of non-cash expense due to the vesting of Mr. Reimert’s stock options as a result of his termination with the Company. Stock option expense for 2009 excludes $1.3 million of non-cash expense due to the vesting of Mr. Smith’s remaining stock options upon his death. These expenses for early vesting are included in Special items on the Consolidated Statements of Income and discussed in Note 15 of Notes to Consolidated Financial Statements. No stock-based compensation expense was capitalized during 2011, 2010 or 2009.

Options granted to employees vest over four years and the Company recognizes compensation expense on a straight-line basis over the vesting period of the options. At December 31, 2011, there was $12.6 million of total unrecognized compensation expense related to nonvested stock options. This expense is expected to be recognized over a weighted average of 2.1 years.

Restricted Stock Awards

On December 8, 2011 pursuant to the 2004 Plan, the Board of Directors awarded certain officers and key employees restricted share awards (“RSA”), which is an award of common stock subject to time vesting. Restricted shares issued under this plan are restricted as to transference, sale and other disposition. These restrictions lapse ratably over a 3 year period. The restrictions may also lapse in case of a change of control- Upon termination, whether voluntary or involuntary, the shares on which restrictions have not lapsed will be returned to the Company resulting in stock forfeitures. The fair market value of the stock on the date of grant is amortized and charged to selling, general and administrative expense over the stipulated time period over which the restrictions lapse on a straight-line basis, net of estimated forfeitures.

A summary of our RSA activity and related information is presented below:

	RSA Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2010	—	$—
Granted	60,000	69.59
Vested	—	—
Forfeited	—	—

Nonvested balance at December 31, 2011	60,000	$69.59

Restricted stock compensation expense for the year ended December 31, 2011 totaled $87,000. There were no grants or expense in 2010 or 2009. As of December 31, 2011, there was $4.1 million of total unrecognized compensation cost related to non-vested RSAs, which is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information for equity compensation plans in effect as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	1,085,906	$49.50	1,013,498
Equity compensation plans not approved by stockholders	0	not applicable	0

Total	1,085,906	$49.50	1,013,498

(1)	Excludes 60,000 shares of unvested restricted stock.

14. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation as required by ASC Topic 260.

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Net income	$95,267	$102,226	$105,141

Weighted average common shares outstanding	40,071	39,828	39,164
Effect of dilutive securities—stock options	251	232	374

Total shares and dilutive securities	40,322	40,060	39,538

Basic earnings per common share	$2.38	$2.57	$2.68

Diluted earnings per common share	$2.36	$2.55	$2.66

Antidilutive shares	277	284	294

15. Special Items

On October 20, 2011, the Company announced that Mr. J. Mike Walker had stepped down from his positions as Chairman of the Board and Chief Executive Officer. As a result of Mr. Walker’s retirement, the Board of Directors appointed Mr. John V. Lovoi as Chairman of the Board, Mr. Blake T. DeBerry as President and Chief Executive Officer, and Mr. James A. Gariepy as Senior Vice President and Chief Operating Officer, effective October 20, 2011. Mr. DeBerry was also appointed as member of the Board of Directors to replace Mr. Walker.

Under the circumstances of Mr. Walker’s retirement, he was entitled to severance under his employment agreement with the Company. Pursuant to Mr. Walker’s employment agreement, the Company was obligated to pay Mr. Walker, among other things, his base salary and his annual bonus through the remaining employment period (October 27, 2014). In addition, stock options owned by Mr. Walker that were outstanding at the date of the termination of his employment were immediately vested. Accordingly, the Company recognized a pre-tax expense of $4.7 million during the fourth quarter of 2011. The amount includes base salary and bonus, including payroll taxes, which totaled $3.3 million is reflected in the accounts payable balances on the Consolidated Balance Sheets as of December 31, 2011. The acceleration of the vesting increased pre-tax non-cash expenses by $1.4 million.

In December 2010, Larry E. Reimert’s employment as Co-Chief Executive Officer of the Company was terminated effective December 31, 2010 under circumstances entitling him to severance under his employment agreement with the Company. Under the terms of Mr. Reimert’s employment contract, the Company was obligated to pay Mr. Reimert’s base salary and his annual bonus through the remaining employment period (October 27, 2014). In addition, stock options owned by Mr. Reimert that were outstanding at the date of the termination of his employment were immediately vested under the terms of the contract. Accordingly, the Company recognized a pre-tax expense of $6.9 million during the fourth quarter of 2010. The amount related to base salary and bonus, including payroll taxes, which totaled $4.9 million, is reflected in the accounts payable balance on the Consolidated Balance Sheets as of December 31, 2010. The Company paid the amount owed to Mr. Reimert in July 2011. The acceleration of the vesting increased pre-tax non-cash expenses by $2.0 million.

In September 2009, Gary D. Smith, one of the Company’s Co-Chief Executive Officers, unexpectedly passed away. Under the terms of Mr. Smith’s employment contract, the Company was obligated to pay Mr. Smith’s base salary and his annual bonus through the remaining employment period (October 27, 2012). In addition, stock options owned by Mr. Smith that were outstanding at the date of his death were immediately vested under the terms of the contract. Accordingly, the Company recognized a pre-tax expense of $5.2 million during the third quarter of 2009. The amount related to base salary and bonus, including payroll taxes, which totaled $3.9 million as of September 30, 2010. The acceleration of the vesting increased pre-tax non-cash expenses by $1.3 million.

16. Quarterly Results of Operations (Unaudited):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
	(Unaudited)
2011
Revenues	$137,667	$136,994	$155,035	$171,646
Cost of sales	80,113	82,000	96,487	103,248
Gross profit	57,554	54,994	58,548	68,398
Operating income	30,595	30,428	31,776	36,840
Net income	21,672	22,208	23,263	28,124
Earnings per share:
Basic(1)	$0.54	$0.55	$0.58	$0.70
Diluted(1)	0.54	0.55	0.58	0.70

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
	(Unaudited)
2010
Revenues	$142,533	$142,000	$140,123	$141,595
Cost of sales	81,815	79,549	79,421	81,822
Gross profit	60,718	62,451	60,702	59,773
Operating income	34,598	39,323	37,714	27,078
Net income	25,697	27,998	27,657	20,874
Earnings per share:
Basic(1)	$0.65	$0.70	$0.69	$0.52
Diluted(1)	0.64	0.70	0.69	0.52

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 47 of this Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2012 Proxy Statement”) for its annual meeting of stockholders to be held on May 10, 2012, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2012 Proxy Statement, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2012 Proxy Statement, which sections are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2012 Proxy Statement, which section is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Public Accounting Firm—Fees” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2012 Proxy Statement, which sections are incorporated herein by reference.

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

(a)(3) Exhibits

Dril-Quip will furnish any exhibit to a stockholder upon payment by the stockholder of the Company’s reasonable expenses to furnish the exhibit.

Exhibit No.	Description

*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	—	Amended and restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed January 17, 2012).

*4.1	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.2 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.2	—	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

*+10.1	—	Employment Agreement between the Company and Mr. DeBerry (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.2	—	Employment Agreement between the Company and Mr. Gariepy (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.3	—	Employment Agreement between the Company and Mr. Brooks (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.4	—	Employment Agreement between the Company and Mr. Webster (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.5	—	2004 Incentive Plan of Dril-Quip, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2008).

*+10.6	—	Amendment No. 1 to 2004 Incentive Plan of Dril-Quip, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

Exhibit No.	Description

*+10.7	—	Form of Standard Non-Qualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2008).

*+10.8	—	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

**+10.9	—	Summary of Executive Officer and Non-employee Director Compensation.

*10.10	—	Agreement between Dril-Quip Asia Pacific PTE Ltd and Lum Chang Building Contractors PTE Ltd. dated October 16, 2009 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-K filed on February 26, 2010).

**21.1	—	Subsidiaries of the Registrant.

**23.1	—	Consent of BDO USA, LLP.

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

**32.1	—	Section 1350 Certification of Blake T. DeBerry.

**32.2	—	Section 1350 Certification of Jerry M. Brooks.

***101.INS	—	XBRL Instance Document

***101.SCH	—	XBRL Schema Document

***101.CAL	—	XBRL Calculation Document

***101.DEF	—	XBRL Definition Linkbase Document

***101.LAB	—	XBRL Label Linkbase Document

***101.PRE	—	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
**	Filed with this Report
***	Furnished with this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2012.

DRIL-QUIP, INC.

By:	/S/ BLAKE T. DEBERRY
Blake T. DeBerry
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ JOHN V. LOVOI JOHN V. LOVOI	Chairman of the Board	February 24, 2012

/S/ BLAKE T. DEBERRY BLAKE T. DEBERRY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012

/S/ JERRY M. BROOKS JERRY M. BROOKS	Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2012

/S/ L.H. DICK ROBERTSON L.H. DICK ROBERTSON	Director	February 24, 2012

/S/ A.P. SHUKIS A.P. SHUKIS	Director	February 24, 2012