Form 10-Q
period 2012-03-31
DRIL-QUIP INC
filed 2012-05-07
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of May 4, 2012, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 40,189,926.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$285,488	$298,576
Trade receivables, net	190,840	180,095
Inventories, net	306,845	277,802
Deferred income taxes	24,182	23,868
Prepaids and other current assets	21,932	18,961

Total current assets	829,287	799,302
Property, plant and equipment, net	284,301	274,599
Other assets	12,114	11,957

Total assets	$1,125,702	$1,085,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,553	$35,580
Current maturities of long-term debt	46	57
Accrued income taxes	11,535	5,447
Customer prepayments	71,838	76,610
Accrued compensation	13,184	12,584
Other accrued liabilities	18,344	20,722

Total current liabilities	151,500	151,000
Long-term debt, net of current maturities	—	—
Deferred income taxes	9,548	9,614

Total liabilities	161,048	160,614

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,187,051 and 40,175,426 shares issued and outstanding at March 31, 2012 and December 31, 2011	402	402
Additional paid-in capital	164,493	162,505
Retained earnings	809,577	780,780
Accumulated other comprehensive gains (losses)	(9,818)	(18,443)

Total stockholders’ equity	964,654	925,244

Total liabilities and stockholders’ equity	$1,125,702	$1,085,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2012	2011
	(In thousands, except per share data)
Revenues:
Products	$149,706	$120,184
Services	27,418	17,483

Total revenues	177,124	137,667
Cost and expenses:
Cost of sales:
Products	92,123	66,921
Services	14,927	13,192

Total cost of sales	107,050	80,113
Selling, general and administrative	20,432	18,261
Engineering and product development	9,610	8,698

	137,092	107,072

Operating income	40,032	30,595
Interest income	103	99
Interest expense	(5)	(11)

Income before income taxes	40,130	30,683
Income tax provision	11,333	9,011

Net income	$28,797	$21,672

Earnings per common share:
Basic	$0.72	$0.54

Diluted	$0.71	$0.54

Weighted average common shares outstanding:
Basic	40,184	40,049

Diluted	40,411	40,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
	2012	2011
	(In thousands)
Net income	$28,797	$21,672
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,625	7,305

Total other comprehensive income	$37,422	$28,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three months ended March 31,
	2012	2011
	(In thousands)
Operating activities
Net income	$28,797	$21,672
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,058	5,755
Stock-based compensation expense	1,460	1,204
Gain on sale of equipment	(2)	(357)
Deferred income taxes	(334)	(218)
Changes in operating assets and liabilities:
Trade receivables, net	(8,152)	3,776
Inventories, net	(25,337)	(7,203)
Prepaids and other assets	(2,640)	1,357
Excess tax benefits of stock option exercises	(53)	(48)
Trade accounts payable and accrued expenses	(1,269)	14,633

Net cash provided by (used in) operating activities	(1,472)	40,571
Investing activities
Purchase of property, plant and equipment	(13,867)	(19,809)
Proceeds from sale of equipment	157	1,045

Net cash used in investing activities	(13,710)	(18,764)
Financing activities
Principal payments on debt	(12)	(172)
Proceeds from exercise of stock options	491	310
Excess tax benefits of stock option exercises	53	48

Net cash provided by financing activities	532	186
Effect of exchange rate changes on cash activities	1,562	433

Increase (decrease) in cash and cash equivalents	(13,088)	22,426
Cash and cash equivalents at beginning of period	298,576	245,850

Cash and cash equivalents at end of period	$285,488	$268,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as in Macae, Brazil.

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited. The balance sheet at December 31, 2011, has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2012, the results of operations for each of the three-month periods ended March 31, 2012 and 2011, the condensed consolidated statement of comprehensive income for the three months ended March 31, 2012 and 2011, and the cash flows for each of the three-month periods ended March 31, 2012 and 2011. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America under guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ™ (“ASC”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations, comprehensive income and the cash flows for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.	Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, inventories and contingent liabilities as discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and obsolete inventories. Inventory reserves of $26.8 million and $26.2 million were recorded as of March 31, 2012 and December 31, 2011, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

For each project, the Company prepares a detailed analysis of estimated costs, profit margin, completion date and risk factors which include availability of material, production efficiencies and other factors that may impact the project. On a quarterly basis, management reviews the progress of each project, which may result in revisions of previous estimates, including revenue recognition. The Company calculates the percent complete and applies the percentage to determine the revenues earned and the appropriate portion of total estimated costs. Losses, if any, are recorded in full in the period they become known. Historically, the Company’s estimates of total costs and costs to complete have approximated actual costs incurred to complete the project.

Under the percentage-of-completion method, billings usually do not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. As of March 31, 2012 and December 31, 2011, receivables included $35.7 million and $30.5 million of unbilled receivables, respectively. During the quarter ended March 31, 2012, there were 13 projects representing approximately 17% of the Company’s total revenue and approximately 20% of its product revenues that were accounted for using percentage-of-completion accounting, compared to eight projects during the first quarter of 2011 which represented approximately 25% of the Company’s total revenues and approximately 29% of its product revenues.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed considering the dilutive effect of stock options using the treasury stock method.

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

	Three months ended March 31,
	2012	2011
	(In thousands)
Number of common shares outstanding at end of period—basic	40,187	40,049
Effect of using weighted average common shares outstanding	(3)	—

Weighted average basic common shares outstanding—basic	40,184	40,049
Dilutive effect of common stock options	227	271

Weighted average diluted common shares outstanding—diluted	40,411	40,320

3.	New Accounting Standards

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet—Disclosures about Offsetting Assets and Liabilities. This ASU was issued to alleviate some of the differences in presentation between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS) as to presentations showing gross versus netted amounts. Entities are required to disclose both gross and net information about instruments and transactions that are eligible for offset in the statements of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this accounting standard update will not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income. This ASU amends the guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income. It was determined that the reclassification would be difficult for preparers and may add unnecessary complexity to financial statements. All other requirements in ASU 2011-05 are unaffected by this update. The Company adopted ASU 2011-05 effective with the period ended March 31, 2012.

4.	Stock-Based Compensation and Stock Awards

During the three months ended March 31, 2012 and 2011, the Company recognized approximately $1.5 million and $1.2 million, respectively, of stock-based compensation expense. Stock-based compensation expense is included in the selling, general and administrative expense line of the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three months ended March 31, 2012 or 2011. There were no stock options granted in the first quarter of 2012 or 2011. Refer to Note 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding stock-based compensation plans.

5.	Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Raw materials	$57,177	$48,240
Work in progress	75,380	75,690
Finished goods	201,080	180,100

	333,637	304,030
Less: allowance for obsolete and excess inventory	(26,792)	(26,228)

Total inventory	$306,845	$277,802

6.	Geographic Areas

	Three months ended March 31,
	2012	2011
	(In thousands)
Revenues:
Western Hemisphere
Products	$67,692	$79,442
Services	15,760	6,973
Intercompany	17,458	8,575

Total	$100,910	$94,990

Eastern Hemisphere
Products	$58,652	$26,962
Services	8,522	6,748
Intercompany	3,926	336

Total	$71,100	$34,046

Asia-Pacific
Products	$23,362	$13,780
Services	3,136	3,762
Intercompany	25	—

Total	$26,523	$17,542

Summary
Products	$149,706	$120,184
Services	27,418	17,483
Intercompany	21,409	8,911
Eliminations	(21,409)	(8,911)

Total	$177,124	$137,667

Income before income taxes:
Western Hemisphere	$19,321	$21,629
Eastern Hemisphere	13,154	4,078
Asia-Pacific	4,445	4,505
Eliminations	3,210	471

Total	$40,130	$30,683

	March 31, 2012	December 31, 2011
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$205,759	$196,380
Eastern Hemisphere	35,503	34,927
Asia-Pacific	57,999	58,058
Eliminations	(2,846)	(2,809)

	$296,415	$286,556

Total Assets:
Western Hemisphere	$688,084	$666,915
Eastern Hemisphere	244,433	229,043
Asia-Pacific	222,833	209,143
Eliminations	(29,648)	(19,243)

	$1,125,702	$1,085,858

7.	Commitments and Contingencies

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

Multiple investigations into the Deepwater Horizon incident have been conducted, and in some cases, continue to be conducted by governmental agencies, including the Department of Justice, the U.S. Chemical Safety and Hazard Investigation Board, the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (which released its final investigative report in January 2011), and the BOEMRE/U.S. Coast Guard Joint Investigation Team (which released its final investigative report in September 2011). The Company was designated as a party-in-interest, received requests for certain information and provided testimony in connection with the joint investigation conducted by BOEMRE and the U.S Coast Guard. The Company also received requests to preserve information from the Joint Investigation Team, the Department of Justice and the U.S. Chemical Safety and Hazard Investigation Board. While the focus of some of these investigations is to develop options for guarding against future oil spills associated with offshore drilling, the Department of Justice has announced that it is reviewing, among other criminal statutes, The Clean Water Act (“CWA”), which carries civil penalties and fines as well as criminal penalties, The Oil Pollution Act of 1990 (“OPA”), which can be used to hold parties liable for cleanup costs and reimbursement for government efforts, and The Migratory Bird Treaty Act of 1918 and Endangered Species Act of 1973, which provide penalties for injury and death to certain wildlife and bird species.

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

On January 20, 2012 the judge presiding over the MDL Proceeding, the Limitation Action and the U.S. government’s action against “Responsible Parties” under OPA, issued an order that granted the Company’s Motion for Summary Judgment and dismissed all claims asserted against the Company in those proceedings with prejudice. On March 2, 2012, the same judge issued an order adjourning the first phase of the trial for these proceeding indefinitely to allow the remaining parties to reassess their positions following an agreement between BP and the plaintiffs counsel on a proposed class action settlement. On April 9, 2012, the judge issued an order granting a final judgement in favor of the Company with respect to the court’s prior order that granted the Company’s Motion for Summary Judgment.

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

Brazilian Tax Issue

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with assessments collectively valued at approximately BRL24.4 million (approximately USD13.4 million as of March 2012) from the State of Rio de Janiero, Brazil, to cancel credits resulting from the importation of goods and subsequent transfers to the Company’s subsidiary in Brazil. The Company believes that its subsidiary should not be subject to the cancellation of credits and is vigorously contesting the assessments in the Brazilian administrative systems. At this time, the ultimate disposition of this matter cannot be determined and therefore, it is not possible to reasonably estimate the amount of loss or the range of possible losses that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its operations, financial position or cash flows. While pending, the amount of interest, penalties and monetary restatement fees on the tax assessments continues to accrue. In January 2012, a decision was rendered by the Brazilian tax authority that reduced one of the assessments by approximately BRL8.4 million (approximately USD4.6 million as of March 2012) due to errors and the lapsing of the statute of limitations with respect to a portion of the assessment. As of April 2012, the total assessment, including interest, penalties and possible monetary restatement fees is approximately BRL19.7 million (approximately USD10.8 million).

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

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements presented elsewhere herein as well as the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Deepwater Horizon Incident

On April 22, 2010, a deepwater Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP, sank after an explosion and fire that began on April 20, 2010. The Department of Interior issued an order imposing a moratorium on deepwater drilling in the U.S. Gulf of Mexico that was lifted on October 12, 2010. The Company is not currently able to quantify the extent of the impact of this incident and the related moratorium on its future revenues or earnings. The Company’s revenues and earnings may be affected by, among other things, new or revised governmental laws or regulations relating to offshore oil and gas exploration and production activities, both in the U.S. Gulf of Mexico and in other areas in which the Company’s customers operate, and the effect of such laws or regulations on the level of demand for the Company’s products and services. For additional information related to the impact of the Deepwater Horizon incident on the Company’s product and service revenues, as well as information related to litigation and additional governmental investigations and regulations arising out of the incident, see “Commitments and Contingencies,” Note 7, of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1, “Legal Proceedings.” In addition, as a result of recent scrutiny of the offshore drilling industry triggered by the Deepwater Horizon incident, the technical specifications for the Company’s existing and future products may change resulting in additional testing of its products to ensure their compliance with such specifications. If the Company’s products are unable to satisfy the requirements of the additional testing, or if the costs of the modifications to such products necessary to satisfy the testing are not acceptable to the Company’s customers, the customers may terminate their contracts with the Company or decide not to purchase the Company’s products.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average crude oil (West Texas Intermediate Cushing) and natural gas (Henry Hub) closing prices are listed below for the periods covered by this report:

	Three months ended March 31,
	2012	2011
Crude oil ($/Bbl)	$102.98	$94.07
Natural gas ($/Mcf)	$2.52	$4.31

During the first quarter of 2012, West Texas Intermediate crude oil prices ranged between $96.36 per barrel and $109.39 per barrel with an average quarterly price of $102.98. For the first quarter of 2011, West Texas Intermediate crude oil prices ranged between $83.13 per barrel and $106.19 per barrel with an average quarterly price of $94.07. West Texas Intermediate crude oil prices ended the first quarter of 2012 at $103.03 per barrel. At March 31, 2012 the Henry Hub natural gas price was $2.06 per Mcf. The Henry Hub natural gas prices ranged from $2.06 to $3.06 per Mcf for the quarter ended March 31, 2012 as compared to a low of $3.82 and a high of $4.87 per Mcf for the quarter ended March 31, 2011. On April 20, 2012 the Henry Hub natural gas price closed at $1.88 per Mcf.

According to the April 2012 release of the Short-Term Energy Outlook published by the EIA, West Texas Intermediate crude oil prices are projected to average $106.00 per barrel in both 2012 and 2013. On April 20, 2012, the West Texas Intermediate crude oil price was $103.58 per barrel. In its April 2011 Oil Market Report, the International Energy Agency (“IEA”), projects that world demand will rise to 89.9 million barrels per day in 2012, which is a gain of 0.8 million barrels per day over 2011. In April 2012, the EIA projected Henry Hub natural gas prices to average $2.59 per Mcf in 2012 and $3.50 per Mcf in 2013.

Rig Count

Detailed below is the average contracted rig count for the Company’s geographic regions for the three months ended March 31, 2012 and 2011. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Three months ended March 31,
	2012	2011
Western Hemisphere	204	168
Eastern Hemisphere	169	147
Asia—Pacific	259	237

Source: ODS—Petrodata RigBase—March 31, 2012 and 2011

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of March 31, 2012, there were 65 rigs under contract (37 jack-up rigs and 28 floating rigs) in the U.S. Gulf of Mexico, 58 of which were actively drilling (36 jack-up rigs and 22 floating rigs). At the end of March 31, 2011, there were 64 rigs under contract in the U.S. Gulf of Mexico (37 jack-up rigs and 27 floating rigs), of which 44 were actively drilling (32 jack-up rigs and 12 floating rigs).

The Company believes that the number of rigs (semi-submersibles, jack-up rigs and drillships) under construction impacts its revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of March 2012 and 2011, there were 183 and 144 rigs, respectively, under construction and the expected delivery dates for the rigs under construction on March 31, 2012 are as follows:

2012	46
2013	62
2014	34
2015	8
After 2015 and unspecified delivery dates	33

183

Regulation

The demand for the Company’s products and services is also affected by laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. The adoption of new laws and regulations, or changes to existing laws or regulations that curtail exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company’s operations by limiting demand for its products. For a description of certain actions taken by the U.S. government related to the Deepwater Horizon incident, see “Commitments and Contingencies” in Note 7 to the Notes to Condensed Consolidated Financial Statements.

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. For 2010, crude oil prices averaged $79.48 per barrel and ended the year at $91.38 per barrel. In 2011, oil prices peaked at $113.39 per barrel and ended the year at $98.83 per barrel. For the first quarter of 2012, oil prices reached a high of $109.39 per barrel and decreased to $103.58 by April 20, 2012. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. The volatility in prices appears to have impacted land drilling activity more so than offshore drilling, particularly in deeper offshore waters, where Dril-Quip’s products are more often utilized. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a prolonged decline in commodity prices, an extended continuation of the downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at March 31, 2012 was approximately $701 million compared to approximately $655 million at March 31, 2011 and $716 million at December 31, 2011. The Company can give no assurance that backlog will remain at current levels. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. If the Company’s existing or future products are unable to satisfy the requirements for any testing required by its customers or additional testing triggered by the Deepwater Horizon incident, or if the costs of the modifications to such products necessary to satisfy the testing are not acceptable to the Company’s customers, the customers may terminate their contracts with the Company.

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For the three months ended March 31, 2012 and 2011, the Company derived 85% and 87%, respectively, of its revenues from the sale of its products and 15% and 13%, respectively, of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory services during installation and rental of running tools. The Company has substantial international operations, with approximately 68% and 63% of its revenues derived from foreign sales for the three months ended March 31, 2012 and 2011, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 32% and 37%, respectively, of the Company’s total revenues for the three months ended March 31, 2012 and 2011.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first three months of 2012, 13 projects representing approximately 17% of the Company’s total revenue and approximately 20% of its product revenue were accounted for using percentage-of-completion accounting, compared to 8 projects representing approximately 25% of the Company’s total revenue and 29% of its product revenue for the first three months of 2011. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recognized in full when they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Three months ended March 31,
	2012	2011
	(In millions)
Revenues:
Products
Subsea equipment	$37.6	$23.0
Surface equipment	0.1	0.1
Offshore rig equipment	7.6	24.1

Total products	45.3	47.2
Services	11.7	4.4

Total U.S. Gulf of Mexico revenues	$57.0	$51.6

At this time, the Company is unable to quantify the impact that the permitting delays related to the Deepwater Horizon incident and the related moratorium by the U.S. government will have on its future revenues. The Company believes that the effects of the permitting delays have had little or no impact on revenues related to offshore rig equipment. The change in offshore rig equipment revenues in the first quarter of 2012 compared to the first quarter of 2011 resulted primarily from a reduction of revenues from projects accounted for under the percentage-of-completion method. However, the permitting delays could have an adverse impact on revenues related to subsea equipment, and, to a lesser extent, surface equipment. In addition, service revenues in the U.S. Gulf of Mexico (which were $11.7 million, $25.8 million and $4.4 million or approximately 6.6%, 4.3% and 3.2% of the Company’s total revenues for the three months ended March 31, 2012, twelve months ended December 31, 2011 and the three months ended March 31, 2011, respectively) could be negatively impacted by permitting delays related to the drilling moratorium. The Company’s U.S. Gulf of Mexico service revenues decreased in each quarter of 2010 as a percentage of worldwide revenues. Service revenues have increased each quarter since the beginning of 2011 as the number of rigs actively drilling in the U.S. Gulf of Mexico has increased. In March 2011, U.S. Gulf of Mexico service revenues were 3.2% of total revenue and have increased to 6.6% of total revenue for the quarter ended March 31, 2012. The Company will continue to monitor the effects of the drilling moratorium and permitting delays on its ongoing business operations.

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

Income Tax Provision. The Company’s effective income tax rate has historically been lower than the statutory rate primarily due to foreign income tax rate differentials, research and development credits and deductions related to domestic manufacturing activities.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended March 31,
	2012	2011
Revenues:
Products	84.5%	87.3%
Services	15.5	12.7

Total revenues	100.0	100.0
Cost of sales:
Products	52.0	48.6
Services	8.4	9.6

Total cost of sales	60.4	58.2
Selling, general and administrative	11.6	13.4
Engineering and product development	5.4	6.3

Operating income	22.6	22.1
Interest income	0.1	0.1
Interest expense	—	—

Income before income taxes	22.7	22.2
Income tax provision	6.4	6.5

Net income	16.3%	15.7%

The following table sets forth, for the periods indicated, a breakdown of our product and service revenues:

	Three months ended March 31,
	2012	2011
	(In millions)
Revenues:
Products
Subsea equipment	$127.0	$84.4
Surface equipment	11.1	6.3
Offshore rig equipment	11.6	29.5

Total products	149.7	120.2
Services	27.4	17.5

Total revenues	$177.1	$137.7

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011.

Revenues. Revenues increased by $39.4 million, or approximately 28.6%, to $177.1 million in the three months ended March 31, 2012 from $137.7 million in the three months ended March 31, 2011. Product revenues increased by approximately $29.5 million for the three months ended March 31, 2012 compared to the same period in 2011 as a result of increased revenues of $42.6 million in subsea equipment and $4.8 million in surface equipment, offset by a $17.9 million decrease in offshore rig equipment. The change in offshore rig equipment revenues in the first quarter of 2012 compared to the first quarter of 2011 resulted primarily from a reduction of revenues from projects accounted for under the percentage-of-completion method. Product revenues increased in the Eastern Hemisphere and Asia-Pacific by $31.7 million and $9.6 million, respectively, offset by an $11.8 million decrease in the Western Hemisphere. Service revenues increased by approximately $9.9 million as a result of increases of $8.8 million in the Western Hemisphere as the number of rigs actively drilling in the U.S Gulf of Mexico has increased, and $1.7 million in the Eastern Hemisphere, offset by a decrease of $600,000 in Asia-Pacific. The majority of the increases in service revenues related to additional revenues from the rental of running and installation tools and technical advisory service revenues.

Cost of Sales. Cost of sales increased by $26.9 million, or approximately 33.6%, to $107.0 million for the three months ended March 31, 2012 from $80.1 million for the same period in 2011. As a percentage of revenues, cost of sales were approximately 60.4% and 58.2% for the three-month periods ended March 31, 2012 and 2011, respectively. This percentage increase was primarily due to changes in product mix.

Selling, General and Administrative Expenses. For the three months ended March 31, 2012, selling, general and administrative expenses increased by approximately $2.1 million, or 11.5%, to $20.4 million from $18.3 million in the 2011 period. Stock-based compensation expense (including stock option and restricted stock awards) totaled $1.5 million for the first quarter of 2012 as compared to $1.2 million in 2011. In the first quarter of 2012, the Company experienced an increase in payroll and related operating expenses of approximately $1.1 million largely due to increases in personnel and, to a lesser extent, an increase in legal and professional fees of approximately $400,000. The Company experienced approximately $2.3 million in foreign currency transaction losses in the first quarter of 2012 and 2011. Selling, general and administrative expenses as a percentage of revenues decreased to 11.6% in 2012 from 13.4% in March 2011.

Engineering and Product Development Expenses. For the three-month period ended March 31, 2012, engineering and product development expenses totaled $9.6 million compared to $8.7 million for the same period in 2011, an increase of $900,000 or 10.3%. Engineering and product development expenses as a percentage of revenues decreased to 5.4% in 2012 from 6.3% in 2011. The decrease in engineering and product development expenses as a percentage of revenues was basically the result of an increase in revenues.

Interest Income. Interest income for the three-month period ended March 31, 2012 was approximately $103,000 as compared to approximately $99,000 for the three-month period ended March 31, 2011. The Company continues to keep the majority of its short-term investments in funds which invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest expense. Interest expense for the three months ended March 31, 2012 was $5,000 compared to $11,000 for the same period in 2011.

Income tax provision. Income tax expense for the three months ended March 31, 2012 was $11.3 million on income before taxes of $40.1 million, resulting in an effective income tax rate of approximately 28.2%. Income tax expense for the three months ended March 31, 2011 was $9.0 million on income before taxes of $30.7 million, resulting in an effective income tax rate of approximately 29.4%. The decrease in the effective income tax rate reflects the difference in income before income taxes among the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $28.8 million for the three months ended March 31, 2012 and $21.7 million for the same period in 2011, for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Operating activities	$(1,472)	$40,571
Investing activities	(13,710)	(18,764)
Financing activities	532	186

	(14,650)	21,993
Effect of exchange rate changes on cash activities	1,562	433

Increase (decrease) in cash and cash equivalents	$(13,088)	$22,426

Statements of cash flows for entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are non-cash changes. As a result, changes reflected in certain accounts on the Condensed Consolidated Statements of Cash Flows, may not reflect the changes in corresponding accounts on the Condensed Consolidated Balance Sheets.

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. The Company’s principal sources of funds have been cash flows from operations.

Cash flows from operating activities utilized $1.5 million of cash during the three months ended March 31, 2012 compared to generating $40.6 million for the same period in 2011. This decrease in cash flows of $42.1 million was primarily due to changes in net operating assets and liabilities, which used $37.5 million for the three months ended March 31, 2012 and generated $12.5 million for the same period in 2011. The decrease was partially offset by an increase in net income of $7.1 million and an increase in non-cash items of $0.8 million.

The significant changes in net operating assets and liabilities were due to the following:

•

For the three months ended March 31, 2012, increases in trade receivables of $8.2 million was largely due from third-party revenue growth in the Eastern Hemisphere and Asia-Pacific segments offset by decreases in third-party revenue growth in the Western Hemisphere.

•	For the three months ended March 31, 2012, increases in inventory of $25.3 million was driven by higher inventory levels required to support anticipated increases in production volume.

•	For the three months ended March 31, 2011, increases in trade accounts payable and accrued expenses related primarily from increases in customer prepayments of $10.0 million.

Capital expenditures by the Company were $13.9 million and $19.8 million in the first three months of 2012 and 2011, respectively. Capital expenditures in 2012 and 2011 included expanding manufacturing facilities in the Asia-Pacific, Eastern and Western Hemispheres and increased expenditures on machinery and equipment and running tools. The capital expenditures for the first quarter of 2012 were primarily $3.1 million for facilities, $7.0 million for machinery and equipment, $3.0 million for running tools and other expenditures of $800,000. Principal payments on debt were approximately $12,000 during the three months ended March 31, 2012.

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

Critical Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of its critical accounting policies. During the three months ended March 31, 2012, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and, to a lesser extent, the Brazilian real. The Company experienced foreign currency pre-tax losses of approximately $2.3 million during the three-month period ended March 31, 2012 and 2011. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with assessments from the disallowance of netting certain import and export taxes. The Company is vigorously contesting these assessments.

In addition, the Company is involved in lawsuits filed as a result of the April 2010 Deepwater Horizon incident in the U.S. Gulf of Mexico. The judge presiding over the multi-district litigation proceedings for the Deepwater Horizon incident dismissed all claims consolidated against the Company in those proceedings in January 2012 and issued a final judgment ordering the same in April 2012, but new lawsuits may be filed against the Company in the future.

For a further description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 7 to the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2011.

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and the following:

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

•

uncertainties regarding future oil and gas exploration and production activities in the U.S. Gulf of Mexico and elsewhere, including, new regulations, customs requirements and product testing requirements;

•

operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s reliance on third-party technologies;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings; and

•	terrorists threats or acts, war and civil disturbances.

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

Item 6.	Exhibits.

(a) Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description

*3.1	—	Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	—	Amended and Restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed January 17, 2012).

*4.1	—	Form of certificate representing Common Stock (Incorporated herein by reference to Exhibit 4.2 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.2	—	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

*+10.1		Form of Indemnification Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K/A filed on January 18, 2012).

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

**32.1	—	Section 1350 Certification of Blake T. DeBerry.

**32.2	—	Section 1350 Certification of Jerry M. Brooks.

***101.INS	—	XBRL Instance Document

***101.SCH	—	XBRL Schema Document

***101.CAL	—	XBRL Calculation Document

***101.DEF	—	XBRL Definition Linkbase Document

***101.LAB	—	XBRL Label Linkbase Document

***101.PRE	—	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
**	Filed with this Report
***	Furnished with this Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/s/ JERRY M. BROOKS
Jerry M. Brooks,
Vice President—Finance and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Date: May 4, 2012