Form 10-Q
period 2012-06-30
DRIL-QUIP INC
filed 2012-08-06
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of August 01, 2012 the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 40,422,392.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$248,143	$298,576
Trade receivables, net	220,107	180,095
Inventories, net	340,035	277,802
Deferred income taxes	24,059	23,868
Prepaids and other current assets	19,687	18,961

Total current assets	852,031	799,302
Property, plant and equipment, net	286,510	274,599
Other assets	11,397	11,957

Total assets	$1,149,938	$1,085,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,666	$35,580
Accrued income taxes	8,144	5,447
Customer prepayments	63,037	76,610
Accrued compensation	12,001	12,584
Other accrued liabilities	24,950	20,779

Total current liabilities	149,798	151,000
Long-term debt, net of current maturities	—	—
Deferred income taxes	9,503	9,614

Total liabilities	159,301	160,614

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,376,275 and 40,175,426 shares issued and outstanding at June 30, 2012 and December 31, 2011	404	402
Additional paid-in capital	172,989	162,505
Retained earnings	839,380	780,780
Accumulated other comprehensive income (loss)	(22,136)	(18,443)

Total stockholders’ equity	990,637	925,244

Total liabilities and stockholders’ equity	$1,149,938	$1,085,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
		(In thousands, except per share data)
Revenues:
Products	$146,675	$114,479	$296,381	$234,663
Services	29,895	22,515	57,313	39,998

Total revenues	176,570	136,994	353,694	274,661
Cost and expenses:
Cost of sales:
Products	91,830	68,585	183,953	135,506
Services	16,495	13,415	31,422	26,607

Total cost of sales	108,325	82,000	215,375	162,113
Selling, general and administrative	17,418	16,037	37,850	34,298
Engineering and product development	9,478	8,529	19,088	17,227

	135,221	106,566	272,313	213,638

Operating income	41,349	30,428	81,381	61,023
Interest income	78	86	181	185
Interest expense	(9)	(11)	(14)	(22)

Income before income taxes	41,418	30,503	81,548	61,186
Income tax provision	11,615	8,295	22,948	17,306

Net income	$29,803	$22,208	$58,600	$43,880

Earnings per common share:
Basic	$0.74	$0.55	$1.46	$1.10

Diluted	$0.74	$0.55	$1.45	$1.09

Weighted average common shares outstanding:
Basic	40,268	40,058	40,226	40,054

Diluted	40,453	40,312	40,432	40,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$29,803	$22,208	$58,600	$43,880
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,318)	2,647	(3,693)	9,952

Total comprehensive income	$17,485	$24,855	$54,907	$53,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2012	2011
	(In thousands)
Operating activities
Net income	$58,600	$43,880
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,431	10,606
Stock-based compensation expense	2,611	2,394
Gain on sale of equipment	34	(364)
Deferred income taxes	(336)	270
Changes in operating assets and liabilities:
Trade receivables, net	(40,756)	(31,522)
Inventories, net	(63,150)	(17,250)
Prepaids and other assets	(1,117)	1,059
Excess tax benefits of stock option exercises	(1,009)	(249)
Trade accounts payable and accrued expenses	221	26,618

Net cash provided by (used in) operating activities	(32,471)	35,442
Investing activities
Purchase of property, plant and equipment	(27,737)	(32,839)
Proceeds from sale of equipment	1,090	2,023

Net cash used in investing activities	(26,647)	(30,816)
Financing activities
Principal payments on debt	(24)	(247)
Proceeds from exercise of stock options	7,204	386
Excess tax benefits of stock option exercises	1,009	249

Net cash provided by financing activities	8,189	388
Effect of exchange rate changes on cash activities	496	(746)

Increase (decrease) in cash and cash equivalents	(50,433)	4,268
Cash and cash equivalents at beginning of period	298,576	245,850

Cash and cash equivalents at end of period	$248,143	$250,118

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

The condensed consolidated financial statements included herein have been prepared by Dril-Quip and are unaudited. The balance sheet at December 31, 2011, has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2012 and the results of operations, comprehensive income, and the cash flows for each of the six-month periods ended June 30, 2012 and 2011. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations, comprehensive income and the cash flows for the six-month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Revenues recognized under the percentage-of-completion method

The Company uses the percentage-of-completion method on long-term project contracts that have the following characteristics:

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

Under the percentage-of-completion method, billings usually do not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. As of June 30, 2012 and December 31, 2011, receivables included $37.7 million and $30.5 million of unbilled receivables, respectively. During the quarter ended June 30, 2012, there were 13 projects representing approximately 18% of the Company’s total revenue and approximately 22% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 12 projects during the second quarter of 2011 representing approximately 20% of the Company’s total revenues and approximately 24% of its product revenues. For the six months ended June 30, 2012, there were 17 projects representing approximately 18% of the Company’s total revenues and 21% of its product revenues, compared to 12 projects which represented approximately 23% of the Company’s total revenues and 27% of its product revenues for the six months ended June 30, 2011, all of which were accounted for using percentage-of-completion accounting.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables and payables. The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Number of common shares outstanding at end of period—basic	40,376	40,058	40,376	40,058
Effect of using weighted average common shares outstanding	(108)	—	(150)	(4)

Weighted average basic common shares outstanding—basic	40,268	40,058	40,226	40,054
Dilutive effect of common stock options	185	254	206	262

Weighted average diluted common shares outstanding—diluted	40,453	40,312	40,432	40,316

3.	New Accounting Standards

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income. This ASU amended the guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance were effective for the Company on January 1, 2012. The Company adopted ASU 2011-05 effective with the period ended March 31, 2012. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income. It was determined that the reclassification would be difficult for preparers and may add unnecessary complexity to financial statements.

4.	Stock Options and Awards

During each of the three months ended June 30, 2012 and 2011, the Company recognized approximately $1.2 million of stock-based compensation expense. For the six-months ended June 30, 2012 and 2011, stock-based compensation expense totaled $2.6 million and $2.4 million, respectively. Stock-based compensation expense is included in the selling, general and administrative expense line of the Condensed Consolidated Statements of Income. In May 2012, the Company awarded a total of 4,800 shares of restricted stock to its non-employee directors. The shares were valued at $65.34 per share for a total of $313,632 to be expensed ratably over three years. No stock-based compensation expense was capitalized during the three and six months ended June 30, 2012 or 2011. There were no stock options granted in the second quarter of 2012 or 2011. Refer to Note 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding stock-based compensation plans.

5.	Inventories

Inventories consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Raw materials and supplies	$67,710	$48,240
Work in progress	87,860	75,690
Finished goods	212,126	180,100

	367,696	304,030
Less: allowance for obsolete and excess inventory	(27,661)	(26,228)

Total inventory	$340,035	$277,802

6.	Geographic Areas

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Western Hemisphere
Products	$72,890	$49,435	$140,582	$128,877
Services	16,464	8,682	32,224	15,655
Intercompany	20,315	18,535	37,773	27,110

Total	$109,669	$76,652	$210,579	$171,642

Eastern Hemisphere
Products	$41,870	$49,947	$100,522	$76,909
Services	9,864	9,429	18,386	16,177
Intercompany	(257)	121	3,669	457

Total	$51,477	$59,497	$122,577	$93,543

Asia-Pacific
Products	$31,915	$15,097	$55,277	$28,877
Services	3,567	4,404	6,703	8,166
Intercompany	318	8	343	8

Total	$35,800	$19,509	$62,323	$37,051

Summary
Products	$146,675	$114,479	$296,381	$234,663
Services	29,895	22,515	57,313	39,998
Intercompany	20,376	18,664	41,785	27,575
Eliminations	(20,376)	(18,664)	(41,785)	(27,575)

Total	$176,570	$136,994	$353,694	$274,661

Income before income taxes:
Western Hemisphere	$20,399	$11,926	$39,720	$33,555
Eastern Hemisphere	11,156	12,418	24,310	16,496
Asia-Pacific	7,334	5,885	11,779	10,390
Eliminations	2,529	274	5,739	745

Total	$41,418	$30,503	$81,548	$61,186

	June 30, 2012	December 31, 2011
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$208,028	$196,380
Eastern Hemisphere	35,018	34,927
Asia-Pacific	57,714	58,058
Eliminations	(2,853)	(2,809)

Total	$297,907	$286,556

Total Assets:
Western Hemisphere	$695,903	$666,915
Eastern Hemisphere	251,847	229,043
Asia-Pacific	240,533	209,143
Eliminations	(38,345)	(19,243)

Total	$1,149,938	$1,085,858

7.	Share Repurchase Plan

On June 18, 2012, the Company’s Board of Directors approved a share repurchase plan of up to $100 million of the Company’s common stock. As of June 30, 2012, no shares had been repurchased. The repurchase plan has no expiration date and all shares purchased are expected to be cancelled.

8.	Commitments and Contingencies

Deepwater Horizon Incident

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP Exploration & Production, Inc. (“BP”), sank after an explosion and fire that began on April 20, 2010. The Company is a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s U.S. Gulf of Mexico operations, and the Company’s wellhead and certain of its other equipment were in use on the Deepwater Horizon at the time of the incident. A moratorium was placed on offshore deepwater drilling on May 28, 2010 in the U.S. Gulf of Mexico and was lifted on October 12, 2010. In the first quarter of 2011, after delays attributed to new regulations that increased the complexity of the drilling permit process, the issuance of deepwater permits resumed and deepwater drilling activity in the U.S. Gulf of Mexico has steadily increased since that time.

The Company was named, along with other unaffiliated defendants, in both class action and other lawsuits arising from of the Deepwater Horizon incident. The actions filed against the Company were consolidated, along with hundreds of other lawsuits not directly naming the Company, in the multi-district proceeding In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010 (“MDL Proceeding”). The lawsuits generally allege, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability, personal injury and/or property damages and generally seek awards of unspecified economic, compensatory and punitive damages and/or declaratory relief.

On January 20, 2012 the judge presiding over the MDL Proceeding, another related proceeding filed by affiliates of Transocean Ltd under the Limitation of Liability Act, and the U.S. government’s action under the Oil Pollution Act, issued an order that granted the Company’s Motion for Summary Judgment and dismissed all claims asserted against the Company in those proceedings with prejudice. On April 9, 2012, the judge issued an order granting a final judgment in favor of the Company with respect to the court’s prior order that granted the Company’s Motion for Summary Judgment.

Additional lawsuits may be filed and additional investigations may be launched in the future. An adverse outcome with respect to any of these lawsuits or investigations, or any lawsuits or investigations that may arise in the future, could have a material adverse effect on the Company’s results of operations. The Company intends to continue to vigorously defend any litigation, fine and/or penalty relating to the Deepwater Horizon incident. Accordingly, the Company does not believe this litigation will have a material impact and no liability has been accrued in conjunction with these matters.

At the time of the Deepwater Horizon incident, the Company had a general liability insurance program with an aggregate coverage limit of $100 million for claims with respect to property damage, injury or death and pollution. The coverage was increased to $200 million in October 2010. The insurance policies may not cover all potential claims and expenses relating to the Deepwater Horizon incident. In addition, the Company’s policies may not cover fines, penalties or costs and expenses related to government-mandated clean up of pollution. The Company has received a “reservation of rights” letter from its insurers. The incident may also lead to further tightening of the availability of insurance coverage. If liability limits are increased or the insurance market becomes more restricted, the risks and costs of conducting offshore exploration and development activities may increase, which could materially impact the Company’s results of operations.

Brazilian Tax Issue

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with assessments collectively valued at approximately BRL24.4 million (approximately USD12.1 million as of June 2012) from the State of Rio de Janiero, Brazil, to cancel credits resulting from the importation of goods and subsequent transfers to the Company’s subsidiary in Brazil. The Company believes that its subsidiary should not be subject to the cancellation of credits and is vigorously contesting the assessments in the Brazilian administrative systems. While pending, the amount of interest, penalties and monetary restatement fees on the tax assessments continues to accrue. In January 2012, a decision was rendered by the Brazilian tax authority that reduced one of the assessments by approximately BRL8.4 million (approximately USD4.2 million as of June 2012) due to errors and the lapsing of the statute of limitations with respect to a portion of the assessment. As of June 2012, the total assessment, including interest, penalties and possible monetary restatement fees is approximately BRL19.9 million (approximately USD9.8 million). At this time, the ultimate disposition of this matter cannot be determined and therefore, it is not possible to reasonably estimate the amount of loss that might result from an adverse judgment or settlement of these assessments. Accordingly, no liability has been accrued in conjunction with this matter. The Company does not expect the liability, if any, resulting from these assessments to have a material adverse effect on its operations, comprehensive income, financial position or cash flows.

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

The Company is also involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal action, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s operations, comprehensive income, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income, and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements presented elsewhere herein as well as the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Deepwater Horizon Incident

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP, sank after an explosion and fire that began on April 20, 2010. The Department of Interior issued an order imposing a moratorium on deepwater drilling in the U.S. Gulf of Mexico that was lifted on October 12, 2010. As a result of the Deepwater Horizon incident, the Company’s revenues and earnings may be affected by, among other things, new or revised governmental laws or regulations relating to offshore oil and gas exploration and production activities, both in the U.S. Gulf of Mexico and in other areas in which the Company’s customers operate, and the effect of such laws or regulations on the level of demand for the Company’s products and services. For additional information related to the impact of the Deepwater Horizon incident as well as information related to litigation and additional governmental investigations and regulations arising out of the incident, see “Commitments and Contingencies,” Note 8, of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1, “Legal Proceedings.” As a result of recent scrutiny of the offshore drilling industry triggered by the Deepwater Horizon incident, the technical specifications for the Company’s existing and future products may change resulting in additional testing of its products to ensure their compliance with such specifications. If the Company’s products are unable to satisfy the requirements of the additional testing, or if the costs of the modifications to such products necessary to satisfy the testing are not acceptable to the Company’s customers, the customers may terminate their contracts with the Company or decide not to purchase the Company’s products.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average crude oil (West Texas Intermediate Cushing) and natural gas (Henry Hub) closing prices are listed below for the periods covered by this report:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Crude oil ($/Bbl)	$93.29	$102.02	$98.10	$98.08
Natural gas ($/Mcf)	2.37	4.50	2.44	4.41

During the second quarter of 2012, West Texas Intermediate crude oil closing prices ranged between $77.72 per barrel and $106.17 per barrel with an average quarterly price of $93.29 per barrel, as compared to a range of $90.65 and $113.39 per barrel with the average quarterly price of $102.02 per barrel for the same period in 2011. For the six months ended June 30, 2012 and 2011, crude oil closing prices averaged $98.10 and $98.08, respectively, and ranged between $77.72 per barrel and $109.39 per barrel for the 2012 period, as compared to a range of $83.13 per barrel to $113.39 per barrel for the same period in 2011. West Texas Intermediate crude oil prices ended the second quarter of 2012 at $85.04 per barrel. Henry Hub natural gas prices at June 30, 2012 were $2.82 per Mcf.

According to the July 2012 release of the Short-Term Energy Outlook published by the EIA, West Texas Intermediate crude oil prices are projected to average approximately $88.00 per barrel over the second half of 2012 and through 2013. In its July 2012 Oil Market Report, the International Energy Agency (“IEA”), projects that world demand will rise by approximately 0.8 million barrels per day to 89.9 million barrels per day in 2012, and will rise an additional 1.0 million barrels per day to 90.9 million barrels per day in 2013. In July 2012, the EIA projected Henry Hub natural gas prices to average $2.66 per Mcf in 2012 and $3.32 per Mcf in 2013.

Rig Count

Detailed below is the average contracted rig count for the Company’s geographic regions for the three and six months ended June 30, 2012 and 2011. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Western Hemisphere	208	188	206	178
Eastern Hemisphere	171	153	171	150
Asia-Pacific	266	241	263	240

	645	582	640	568

Source: ODS—Petrodata RigBase—June 30, 2012 and 2011

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of June 30, 2012, there were 66 rigs under contract in the U.S. Gulf of Mexico (31 jack-up rigs and 35 floating rigs). Of the total contracted, 60 were actively drilling (29 jack-up rigs and 31 floating rigs). As of June 30, 2011, there were 58 rigs under contract in the U.S. Gulf of Mexico, (33 jack-up rigs and 25 floating rigs) of which 46 were actively drilling (28 jack-up rigs and 18 floating rigs).

The Company believes that the number of rigs (semi-submersibles, jack-up rigs and drillships) under construction impacts its revenue because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of June 2012 and 2011, there were 180 and 144 rigs, respectively, under construction. The expected delivery dates for the rigs under construction on June 30, 2012 are as follows:

2012	27
2013	65
2014	46
2015	7
After 2015 or unspecified delivery date	35

180

Regulation

The demand for the Company’s products and services is also affected by laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. The adoption of new laws and regulations, or changes to existing laws or regulations that curtail exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company’s operations by limiting demand for its products. For a description of certain actions taken by the U.S. government related to the Deepwater Horizon incident, see “Commitments and Contingencies” in Note 8 to the Notes to Condensed Consolidated Financial Statements.

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide, military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. In 2011, oil prices peaked at $113.39 per barrel and ended the year at $98.83 per barrel. Oil prices reached a high of $106.17 per barrel during the second quarter of 2012, but decreased to $91.56 by July 20, 2012. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. The volatility in prices appears to have impacted land drilling activity more so than offshore drilling, particularly in deeper offshore waters, where Dril-Quip’s products are more often utilized. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a prolonged decline in commodity prices, an extended continuation of the downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at June 30, 2012 was approximately $697 million compared to approximately $727 million at June 30, 2011, $716 million at December 31, 2011, and $701 million at March 31, 2012. The Company can give no assurance that backlog will remain at current levels. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. If the Company’s existing or future products are unable to satisfy the requirements for any testing required by its customers or additional testing triggered by the Deepwater Horizon incident, or if the costs of the modifications to such products necessary to satisfy the testing are not acceptable to the Company’s customers, the customers may terminate their contracts with the Company.

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For the six months ended June 30, 2012 and 2011, the Company derived 84% and 85%, respectively, of its revenues from the sale of its products and 16% and 15%, respectively, of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory services during installation and rental of running tools. The Company has substantial international operations, with approximately 75% and 78% of its revenues derived from foreign sales for the three months ended June 30, 2012 and 2011, respectively, and 71% and 70% for the six months ended June 30, 2012 and 2011, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 25% and 22%, respectively, of the Company’s total revenues for the three months ended June 30, 2012 and 2011 and 29% and 30% for the six months ended June 30, 2012 and 2011, respectively.

Product contracts are negotiated and sold separately from service contracts. In addition, service contracts are not included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on worldwide economic conditions in the offshore oil and gas industry, and is not based on a specific relationship between the two types of contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

Generally, the Company attempts to raise its prices as its costs increase. However, the actual pricing of the Company’s products and services is impacted by a number of factors, including competitive pricing pressure, the level of utilized capacity in the oil service sector, maintenance of market share, the introduction of new products and general market conditions.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the six months ended June 30, 2012, 17 projects representing approximately 18% of the Company’s total revenue and approximately 21% of its product revenue were accounted for using percentage-of-completion accounting, compared to 12 projects representing approximately 23% of the Company’s total revenue and 27% of its product revenue for the first six months of 2011. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In millions)
Revenues:
Products
Subsea equipment	$26.0	$15.0	$63.6	$38.0
Surface equipment	0.1	0.1	0.2	0.2
Offshore rig equipment	5.9	8.9	13.5	33.0

Total products	32.0	24.0	77.3	71.2
Services	12.1	6.3	23.8	10.7

Total U.S. Gulf of Mexico revenues	$44.1	$30.3	$101.1	$81.9

As a result of the U.S. Gulf of Mexico drilling moratorium and subsequent delays in the issuance of permits, many of the Company’s customers in the U.S. Gulf of Mexico have unused inventory of the Company’s subsea wellhead equipment. However, the number of floating rigs actively drilling in the U.S. Gulf of Mexico has steadily increased and is currently greater than pre-moratorium levels, increasing the Company’s opportunities for greater subsea equipment revenues in the future. The Company believes that the effects of the U.S. Gulf of Mexico drilling moratorium and related permitting delays have had little or no impact on revenues related to offshore rig equipment. The change in offshore rig equipment revenues in the first half of 2012 compared to the first half of 2011 resulted primarily from a reduction of revenues from projects accounted for under the percentage-of-completion method. The Company’s U.S. Gulf of Mexico service revenues, which decreased in each quarter of 2010 as a percentage of worldwide revenues as a result of the U.S. Gulf of Mexico drilling moratorium, have steadily increased since the beginning of 2011. For the quarter ending March 31, 2011, U.S. Gulf of Mexico service revenues were 3.2% of total worldwide revenue and have increased to 6.9% of total worldwide revenue for the quarter ended June 30, 2012. The Company will continue to monitor the effects of the drilling moratorium and the subsequent permitting delays on its ongoing business operations.

Cost of Sales. The principal elements of cost of sales are labor, raw materials and manufacturing overhead. Cost of sales as a percentage of revenues is influenced by the product mix sold in any particular period, costs from projects accounted for under the percentage-of-completion method and market conditions. The Company’s costs related to its foreign operations do not significantly differ from its domestic costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs associated with sales and marketing, general corporate overhead, compensation expense, stock-based compensation expense, legal expenses, foreign currency transaction gains and losses and other related administrative functions.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Products	83.1%	83.6%	83.8%	85.4%
Services	16.9	16.4	16.2	14.6

Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	52.0	50.1	52.0	49.3
Services	9.3	9.8	8.9	9.7

Total cost of sales	61.3	59.9	60.9	59.0
Selling, general and administrative expenses	9.8	11.7	10.7	12.5
Engineering and product development expenses	5.4	6.2	5.4	6.3

Operating income	23.5	22.2	23.0	22.2
Interest income	—	0.1	0.1	0.1
Interest expense	—	—	—	—

Income before income taxes	23.5	22.3	23.1	22.3
Income tax provision	6.6	6.1	6.5	6.3

Net income	16.9%	16.2%	16.6%	16.0%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In millions)
Revenues:
Products
Subsea equipment	$120.1	$101.4	$247.2	$185.8
Surface equipment	10.1	3.8	21.1	10.1
Offshore rig equipment	16.5	9.3	28.1	38.8

Total products	146.7	114.5	296.4	234.7
Services	29.9	22.5	57.3	40.0

Total revenues	$176.6	$137.0	$353.7	$274.7

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011.

Revenues. Revenues increased by $39.6 million, or approximately 28.9%, to $176.6 million in the three months ended June 30, 2012 from $137.0 million in the three months ended June 30, 2011. Product revenues increased by approximately $32.2 million for the three months ended June 30, 2012 compared to the same period in 2011 as a result of increased revenues of $18.7 million in subsea equipment, $6.3 million in surface equipment and $7.2 million in offshore rig equipment. The majority of the increase in subsea equipment occurred in the Western Hemisphere and Asia-Pacific. The change in offshore rig equipment revenues in the second quarter of 2012 compared to the second quarter of 2011 resulted primarily from an increase of revenues from projects accounted for under the percentage-of-completion method. In any given time period, the revenue allocation between the various product lines will vary depending upon the projects accounted for under the percentage-of-completion accounting method, completion status of such projects, market conditions and customer demand. Product revenues increased in the Western Hemisphere by approximately $23.5 million and in Asia-Pacific by $16.8 million, partially offset by a decrease in product revenues of $8.1 million in the Eastern Hemisphere. Service revenues increased by approximately $7.8 million in the Western Hemisphere and $400,000 in the Eastern Hemisphere, partially offset by a decrease in Asia-Pacific of $800,000. The majority of the increases in service revenues related to an increase in rental tool revenues as momentum continues to build in the U.S. Gulf of Mexico.

Cost of Sales. Cost of sales increased by $26.3 million, or approximately 32.1%, to $108.3 million for the three months ended June 30, 2012 from $82.0 million for the same period in 2011. As a percentage of revenues, cost of sales were approximately 61.3% and 59.9% for the three-month period ended June 30, 2012 and 2011, respectively. The increase in cost of sales as a percentage of revenues resulted primarily from changes in product mix and increases in unabsorbed manufacturing overhead expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.4 million, or approximately 8.7%, to $17.4 million for the three months ended June 30, 2012 from $16.0 million for the same period in 2011. Increased personnel and related expenses totaled $1.1 million. This increase was partially offset by an increase in foreign currency transaction gains to $450,000 for the three months ended June 30, 2012 from $405,000 for the three months ended June 30, 2011. Stock option expense for the second quarter of 2012 and 2011 both totaled $1.2 million. Selling, general and administrative expenses as a percentage of revenues decreased to 9.8% in 2012 from 11.7% in 2011.

Engineering and Product Development Expenses. For the three months ended June 30, 2012, engineering and product development expenses increased by approximately $1.0 million, or 11.8%, to $9.5 million from $8.5 million in the same period of 2011. Engineering and product development staffs have increased to meet the demands of the higher backlog related to long-term projects. Engineering and product development expenses as a percentage of revenues decreased to 5.4% in 2012 from 6.2% in 2011.

Interest Income. Interest income for the three months ended June 30, 2012 was approximately $78,000 as compared to $86,000 for the three months ended June 30, 2011. This decrease resulted from reduced interest rates. The Company continues to keep the majority of its short-term investments in funds which invest in U.S. Treasury obligations.

Interest expense. Interest expense for the three months ended June 30, 2012 was approximately $9,000 as compared to $11,000 for the same period in 2011.

Income tax provision. Income tax expense for the three months ended June 30, 2012 was $11.6 million on income before taxes of $41.4 million, resulting in an effective tax rate of approximately 28%. Income tax expense for the three months ended June 30, 2011 was $8.3 million on income before taxes of $30.5 million, resulting in an effective tax rate of approximately 27%. The increase in the effective income tax rate reflects the difference in income before income taxes among the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $29.8 million for the three months ended June 30, 2012 and $22.2 million for the same period in 2011 for the reasons set forth above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011.

Revenues. Revenues increased by $79.0 million, or approximately 28.8%, to $353.7 million in the six months ended June 30, 2012 from $274.7 million in the six months ended June 30, 2011. Product revenues increased by approximately $61.7 million for the six months ended June 30, 2012 compared to the same period in 2011 as a result of increased revenues of $61.4 million in subsea equipment and $11.0 million in surface equipment, partially offset by a decrease in offshore rig equipment revenues related to percentage-of-completion projects of $10.7 million. Product revenues increased in the Western Hemisphere by $11.7 million, $23.6 million in the Eastern Hemisphere and $26.4 million in Asia-Pacific. Service revenues increased by approximately $17.3 million due to increased service revenues in the Western Hemisphere of $16.6 million and in the Eastern Hemisphere of $2.2 million, partially offset by $1.5 million decrease in Asia-Pacific. The majority of the increase in service revenues related to an increase in rental tool revenues and to a lesser extent, technical advisory assistance revenues.

Cost of Sales. Cost of sales increased by $53.3 million or approximately 32.9%, to $215.4 million for the six months ended June 30, 2012 from $162.1 million for the same period in 2011. As a percentage of revenues, cost of sales were approximately 60.9% and 59.0% for the six months ended June 30, 2012 and 2011, respectively.

Selling, General and Administrative Expenses. For the six months ended June 30, 2012, selling, general and administrative expenses increased by approximately $3.5 million, or 10.2%, to $37.8 million from $34.3 million for the same period in 2011. Approximately $2.2 million was primarily related to increases in personnel and related expenses. Legal and professional fees were $600,000 higher in the second quarter of 2012 as compared to the same period in 2011. The Company experienced approximately $1.9 million in foreign currency transaction losses in the first six months of 2012 and 2011. Stock option expense for the first six months of 2012 was $2.6 million compared to $2.4 million for the same period in 2011. Selling, general and administrative expenses as a percentage of revenues decreased to 10.7% in 2012 from 12.5% in 2011.

Engineering and Product Development Expenses. For the six months ended June 30, 2012, engineering and product development expenses increased by $1.9 million, or approximately 11.0%, to $19.1 million from $17.2 million for the same period in 2011. Engineering and product development staffs have increased to meet the demands of the higher backlog related to long-term projects. Engineering and product development expenses as a percentage of revenues was 5.4% in 2012 and 6.3% in 2011.

Interest Income. Interest income for the six months ended June 30, 2012 was approximately $181,000 compared to approximately $185,000 for the six months ended June 30, 2011. This decrease was due to decreased interest rates. The Company continues to keep the majority of its short-term investments in funds which invest in U.S. Treasury obligations.

Interest Expense. Interest expense for the six months ended June 30, 2012 was $14,000 compared to $22,000 for the same period in 2011.

Income tax provision. Income tax expense for the six months ended June 30, 2012 was $22.9 million on income before taxes of $81.5 million, resulting in an effective tax rate of approximately 28%. Income tax expense for the six months ended June 30, 2011 was $17.3 million on income before taxes of $61.2 million, resulting in an effective tax rate of approximately 28%.

Net Income. Net income was approximately $58.6 million for the six months ended June 30, 2012 and $43.9 million for the same period in 2011 for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Six months ended June 30,
	2012	2011
	(In thousands)
Operating activities	$(32,471)	$35,442
Investing activities	(26,647)	(30,816)
Financing activities	8,189	388

	(50,929)	5,014
Effect of exchange rate changes on cash activities	496	(746)

Increase (decrease) in cash and cash equivalents	$(50,433)	$4,268

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

Cash flows from operating activities utilized $32.5 million of cash during the six months ended June 30, 2012 compared to generating $35.4 million for the same period in 2011. This decrease in cash flows of $67.9 million was primarily due to changes in net operating assets and liabilities, which used $105.8 million for the six months ended June 30, 2012 and used $21.3 million for the same period in 2011. The decrease was partially offset by an increase in net income of $14.7 million and an increase in non-cash items of $1.8 million.

The significant changes in net operating assets and liabilities were due to the following:

•

For the six months ended June 30, 2012, increases in trade receivables of $40.7 million was largely due from third-party revenue growth in the Western Hemisphere, Eastern Hemisphere and Asia-Pacific segments.

•	For the six months ended June 30, 2012, increases in inventory levels of $63.1 million were required to support anticipated increases in production volume primarily related to long-term projects.

Capital expenditures by the Company were $27.7 million and $32.8 million in the first six months of 2012 and 2011, respectively. Capital expenditures in 2012 and 2011 included expanding manufacturing facilities in the Asia-Pacific, Eastern and Western Hemispheres and increased expenditures on machinery and equipment and running tools. The capital expenditures for the first six months of 2012 were primarily $5.2 million for facilities, $14.0 million for machinery and equipment, $6.9 million for running tools and other expenditures of $1.6 million.

As of June 30, 2012, the Company has no commercial lending arrangement or lines of credit. The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, any significant future declines in hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be available and adequate to meet such requirements.

On June 19, 2012, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase program has no expiration date. As of June 30, 2012, no shares had been repurchased.

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our critical accounting policies. During the six months ended June 30, 2012, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company from December 31, 2011.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and, to a lesser extent, the Brazilian real. The Company experienced a foreign currency pre-tax gain of approximately $450,000 during the three months ended June 30, 2012 and a $1.9 million pre-tax loss during the six months ended June 30, 2012, compared to approximately $405,000 in pre-tax gains and $1.9 million in pre-tax loss for the three and six months ended June 30, 2011, respectively. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

For a further description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 8 to the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Item	6.

(a) Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description

*3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed January 17, 2012.)

*4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.2	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor
Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s
Current Report on Form 8-K filed on November 25, 2008).

*+10.1	Amended and Restated 2004 Incentive Plan (incorporated herein by reference to Exhibit A to the Company’s Proxy Report on Form DEF 14A filed on April 6, 2012).

*+10.2	Short-Term Incentive Plan (incorporated herein by reference to Exhibit B to the Company’s Proxy Report on Form DEF 14A filed on April 6, 2012).

+10.3	Form of Restricted Stock Award Agreement for Directors.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	Section 1350 Certification of Blake T. DeBerry.

32.2	Section 1350 Certification of Jerry M. Brooks.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Document

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/s/ JERRY M. BROOKS
Jerry M. Brooks,
Vice-President—Finance and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Date: August 3, 2012