Form 10-Q
period 2012-09-30
DRIL-QUIP INC
filed 2012-11-09
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of November 2 , 2012, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 40,435,393.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$263,421	$298,576
Trade receivables, net	240,839	180,095
Inventories, net	350,053	277,802
Deferred income taxes	24,229	23,868
Prepaids and other current assets	13,366	18,961

Total current assets	891,908	799,302
Property, plant and equipment, net	293,074	274,599
Other assets	11,221	11,957

Total assets	$1,196,203	$1,085,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,299	$35,580
Accrued income taxes	4,516	5,447
Customer prepayments	75,026	76,610
Accrued compensation	14,058	12,584
Other accrued liabilities	25,322	20,779

Total current liabilities	155,221	151,000
Long-term debt, net of current maturities	—	—
Deferred income taxes	9,522	9,614

Total liabilities	164,743	160,614

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,431,518 and 40,175,426 shares issued and outstanding at September 30, 2012 and December 31, 2011	404	402
Additional paid-in capital	177,050	162,505
Retained earnings	869,037	780,780
Accumulated other comprehensive income (loss)	(15,031)	(18,443)

Total stockholders’ equity	1,031,460	925,244

Total liabilities and stockholders’ equity	$1,196,203	$1,085,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
		(In thousands, except per share data)
Revenues:
Products	$159,465	$134,238	$455,846	$368,901
Services	31,395	20,797	88,708	60,795

Total revenues	190,860	155,035	544,554	429,696
Cost and expenses:
Cost of sales:
Products	103,614	80,713	287,567	216,219
Services	18,207	15,774	49,629	42,381

Total cost of sales	121,821	96,487	337,196	258,600
Selling, general and administrative	20,764	18,274	58,614	52,572
Engineering and product development	9,552	8,498	28,640	25,725

	152,137	123,259	424,450	336,897

Operating income	38,723	31,776	120,104	92,799
Interest income	148	84	329	269
Interest expense	(7)	(15)	(21)	(37)

Income before income taxes	38,864	31,845	120,412	93,031
Income tax provision	9,207	8,582	32,155	25,888

Net income	$29,657	$23,263	$88,257	$67,143

Earnings per common share:
Basic	$0.73	$0.58	$2.19	$1.68

Diluted	$0.73	$0.58	$2.18	$1.67

Weighted average common shares outstanding:
Basic	40,423	40,059	40,292	40,055

Diluted	40,589	40,296	40,492	40,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$29,657	$23,263	$88,257	$67,143
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,105	(17,666)	3,412	(7,714)

Total comprehensive income	$36,762	$5,597	$91,669	$59,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2012	2011
	(In thousands)
Operating activities
Net income	$88,257	$67,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,410	16,973
Stock-based compensation expense	3,922	3,438
Gain (loss) on sale of equipment	240	(636)
Deferred income taxes	(459)	(837)
Changes in operating assets and liabilities:
Trade receivables, net	(59,487)	(28,054)
Inventories, net	(70,211)	(29,498)
Prepaids and other assets	5,409	1,460
Excess tax benefits of stock option exercises	(1,219)	(297)
Accounts payable and accrued expenses	4,222	21,553

Net cash provided by (used in) operating activities	(9,916)	51,245
Investing activities
Purchase of property, plant and equipment	(40,606)	(45,114)
Proceeds from sale of equipment	1,303	2,258

Net cash used in investing activities	(39,303)	(42,856)
Financing activities
Principal payments on debt	(34)	(257)
Proceeds from exercise of stock options	10,040	404
Excess tax benefits of stock option exercises	1,219	297

Net cash provided by financing activities	11,225	444
Effect of exchange rate changes on cash activities	2,839	889

Increase (decrease) in cash and cash equivalents	(35,155)	9,722
Cash and cash equivalents at beginning of period	298,576	245,850

Cash and cash equivalents at end of period	$263,421	$255,572

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2011, has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2012 and the results of operations and comprehensive income for the three and nine-month periods ended September 30, 2012 and 2011, and cash flows for the nine-month periods ended September 30, 2012 and 2011. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations, comprehensive income and the cash flows for the nine-month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

For each project, the Company prepares a detailed analysis of estimated costs, profit margin, completion date and risk factors which include availability of material, production efficiencies and other factors that may impact the project. On a quarterly basis, management reviews the progress of each project, which may result in revisions of previous estimates, including revenue recognition. The Company calculates the percent complete and applies this percentage to determine the revenues earned and the appropriate portion of total estimated costs. Losses, if any, are recorded in full in the period they become known. Historically, the Company’s estimates of total costs and costs to complete have approximated actual costs incurred to complete the project.

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At September 30, 2012 and December 31, 2011, receivables included $68.1 million and $30.5 million of unbilled receivables, respectively. During the quarter ended September 30, 2012, there were 17 projects representing approximately 21.0% of the Company’s total revenue and approximately 25.2% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 11 projects during the third quarter of 2011 representing 12.8% of the Company’s total revenues and 14.8% of its product revenues. For the nine months ended September 30, 2012, there were 19 projects representing 19.1% of the Company’s total revenues and 22.3% of its product revenues, compared to 16 projects representing 18.8% of the Company’s total revenues and 22.4% of its product revenues for the nine months ended September 30, 2011, all of which were accounted for using percentage-of-completion accounting.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed considering the dilutive effect of stock options and stock awards using the treasury stock method.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Number of common shares outstanding at end of period—basic	40,432	40,060	40,432	40,060
Effect of using weighted average common shares outstanding	(9)	(1)	(140)	(5)

Weighted average basic common shares outstanding—basic	40,423	40,059	40,292	40,055
Dilutive effect of common stock options	166	237	200	256

Weighted average diluted common shares outstanding—diluted	40,589	40,296	40,492	40,311

3.	New Accounting Standards

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

4.	Stock Options and Stock Awards

During the three and nine months ended September 30, 2012, the Company recognized approximately $1.3 million and $3.9 million, respectively, of stock-based compensation expense compared to $1.0 million and $3.4 million, respectively, for the three and nine months ended September 30, 2011. Stock-based compensation expense is included in the selling, general and administrative expense line of the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three and nine months ended September 30, 2012 or 2011. There were no stock options or stock awards granted in the third quarter of 2012 or 2011. Refer to Note 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding stock-based compensation plans.

5.	Inventories

Inventories consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Raw materials and supplies	$75,536	$48,240
Work in progress	81,522	75,690
Finished goods	221,018	180,100

	378,076	304,030
Less: allowance for obsolete and excess inventory	(28,023)	(26,228)

Total	$350,053	$277,802

6.	Geographic Areas

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Western Hemisphere
Products	$74,598	$69,670	$215,180	$198,547
Services	16,191	9,788	48,415	25,443
Intercompany	17,739	18,662	55,512	45,772

Total	$108,528	$98,120	$319,107	$269,762

Eastern Hemisphere
Products	$50,488	$43,515	$151,010	$120,424
Services	9,341	6,843	27,727	23,020
Intercompany	264	331	3,933	788

Total	$60,093	$50,689	$182,670	$144,232

Asia-Pacific
Products	$34,379	$21,053	$89,656	$49,930
Services	5,863	4,166	12,566	12,332
Intercompany	417	974	760	982

Total	$40,659	$26,193	$102,982	$63,244

Summary
Products	$159,465	$134,238	$455,846	$368,901
Services	31,395	20,797	88,708	60,795
Intercompany	18,420	19,967	60,205	47,542
Eliminations	(18,420)	(19,967)	(60,205)	(47,542)

Total	$190,860	$155,035	$544,554	$429,696

Income (loss) before income taxes:
Western Hemisphere	$14,789	$19,611	$54,509	$53,166
Eastern Hemisphere	9,848	10,703	34,158	27,199
Asia-Pacific	12,667	2,936	24,446	13,326
Eliminations	1,560	(1,405)	7,299	(660)

Total	$38,864	$31,845	$120,412	$93,031

	September 30, 2012	December 31, 2011
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$212,604	$196,380
Eastern Hemisphere	35,744	34,927
Asia-Pacific	58,849	58,058
Eliminations	(2,902)	(2,809)

Total	$304,295	$286,556

Total Assets:
Western Hemisphere	$702,720	$666,915
Eastern Hemisphere	279,311	229,043
Asia-Pacific	254,029	209,143
Eliminations	(39,857)	(19,243)

Total	$1,196,203	$1,085,858

7.	Share Repurchase Plan

On June 18, 2012, the Company’s Board of Directors approved a share repurchase plan of up to $100 million of the Company’s common stock. As of September 30, 2012, no shares had been repurchased. The repurchase plan has no expiration date and all shares purchased are expected to be cancelled.

8.	Commitments and Contingencies

Deepwater Horizon Incident

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP Exploration & Production, Inc. (“BP”), sank after an explosion and fire that began on April 20, 2010. The Company is a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s U.S. Gulf of Mexico operations, and the Company’s wellhead and certain of its other equipment were in use on the Deepwater Horizon at the time of the incident. A moratorium was placed on offshore deepwater drilling on May 28, 2010 in the U.S. Gulf of Mexico and was lifted on October 12, 2010. Since the first quarter of 2011, after delays attributed to new regulations that increased the complexity of the drilling permit process, the issuance of deepwater permits resumed and deepwater drilling activity in the U.S. Gulf of Mexico has steadily increased since that time.

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

On January 20, 2012, the judge presiding over the MDL Proceeding, another related proceeding filed by affiliates of Transocean Ltd under the Limitation of Liability Act, and the U.S. government’s action under the Oil Pollution Act, issued an order that granted the Company’s Motion for Summary Judgment and dismissed all claims asserted against the Company in those proceedings with prejudice. On April 9, 2012, the judge issued an order granting a final judgment in favor of the Company with respect to the court’s prior order that granted the Company’s Motion for Summary Judgment.

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

Brazilian Tax Issue

From 2002 to 2007, the Company’s Brazilian subsidiary imported goods through the State of Espirito Santo in Brazil and subsequently transferred them to its facility in the State of Rio de Janeiro. During that period, the Company’s Brazilian subsidiary paid taxes to the State of Espirito Santo on its imports. Upon the final sale of these goods, the Company’s Brazilian subsidiary collected taxes from customers and remitted them to the State of Rio de Janeiro net of the taxes paid on importation of those goods to the State of Espirito Santo in accordance with the Company’s understanding of Brazilian tax laws.

In August 2007, the State of Rio de Janeiro served the Company’s Brazilian subsidiary with assessments to collect a state tax on the importation of goods through the State of Espirito Santo from 2002 to 2007 claiming that these taxes were due and payable to it under applicable law. The Company settled these assessments with payments to the State of Rio de Janeiro of $12.2 million in March 2010 and $3.9 million in December 2010. Approximately $7.8 million of these settlement payments were attributable to penalties, interest and amounts that had expired under the statute of limitations so that amount was recorded as an expense. The remainder of the settlement payments generated credits (recorded as a prepaid tax) that can be used to offset future state taxes on sales to customers in the State of Rio de Janeiro once certified by the tax authorities under a process that is currently ongoing.

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (“Santo Credits”) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described in the immediately preceeding paragraph. The Company has objected to this assessment as it would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. The Company believes that these credits are valid and that success in the matter is probable. Based upon this analysis and because the Company is not able to reasonably estimate a loss or range of losses based upon an adverse judgment, the Company has not accrued any liability in conjunction with this matter.

Since 2007, the Company’s Brazilian subsidiary has paid taxes on the importation of goods directly to the State of Rio de Janeiro and the Company does not expect any similar issues to exist for periods subsequent to 2007.

ATP Bankruptcy

The Company has entered into several contracts with ATP Oil & Gas Corporation (“ATP”). In August 2012, ATP filed for bankruptcy in the U.S Bankruptcy Court in the Southern District of Texas. As of September 30, 2012, the Company had $1.4 million of ATP receivables and $4.3 million in customer prepayments from ATP.

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

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income, and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements presented elsewhere herein as well as the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average crude oil (West Texas Intermediate Cushing) and natural gas (Henry Hub) closing prices are listed below for the periods covered by this report:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Crude Oil ($/Bbl)	$92.17	$89.53	$96.11	$95.18
Natural gas ($/Mcf)	2.97	4.25	2.61	4.35

For the quarter ended September 30, 2012, West Texas Intermediate crude oil closing prices ranged between $83.72 per barrel and $98.94 per barrel with an average quarterly price of $92.17. During the quarter ended September 30, 2011, West Texas Intermediate crude oil prices ranged between $78.93 per barrel and $99.61 per barrel with an average quarterly price of $89.53. During the nine months ended September 30, 2012, West Texas Intermediate crude oil prices ranged between $77.72 per barrel and $109.39 per barrel with an average price of $96.11 per barrel, as compared to a range of $78.93 per barrel to $113.39 per barrel with an average price of $95.18 per barrel for the same period in 2011. West Texas Intermediate crude oil prices ended the third quarter of 2012 at $92.18 per barrel and Henry Hub natural gas prices at September 30, 2012 were $3.18 per Mcf.

According to the October 2012 release of the Short-Term Energy Outlook published by the EIA, West Texas Intermediate crude oil prices are projected to average $95.55 per barrel for the full year 2012 and $92.63 per barrel in 2013. The EIA projected Henry Hub natural gas prices to average $2.79 per Mcf for 2012 and $3.45 per Mcf in 2013. In its October 2012 Oil Market Report, the International Energy Agency (“IEA”) stated that global demand is estimated to be 89.7 million barrels per day for 2012, increasing to 90.5 million barrels per day in 2013.

Rig Count

Detailed below is the average contracted rig count for the Company’s geographic regions for the three and nine months ended September 30, 2012 and 2011. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Western Hemisphere	214	189	208	181
Eastern Hemisphere	172	162	170	154
Asia-Pacific	271	255	266	245

	657	606	644	580

Source: ODS—Petrodata RigBase—September 30, 2012 and 2011

The above table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of September 30, 2012, there were 68 rigs under contract in the U.S. Gulf of Mexico (30 jack-up rigs and 38 floating rigs). Of the total contracted, 60 were actively drilling (29 jack-up rigs and 31 floating rigs). As of September 30, 2011, there were 54 rigs under contract in the U.S. Gulf of Mexico (29 jack-up rigs and 25 floating rigs), 49 of which were actively drilling (29 jack-up rigs and 20 floating rigs).

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its revenue because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of September 2012 and 2011, there were 186 and 146 rigs, respectively, under construction. The expected delivery dates for the rigs under construction at September 30, 2012 are as follows:

2012	17
2013	70
2014	48
2015	16
After 2015 or unspecified delivery date	35

186

Regulation

The demand for the Company’s products and services is also affected by laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. The adoption of new laws and regulations, or changes to existing laws or regulations that curtail exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company’s operations by limiting demand for its products. For a description of certain actions taken by the U.S. government related to the Deepwater Horizon incident, see “Commitments and Contingencies” in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. West Texas Intermediate crude oil closing prices reached a high of $98.94 per barrel during the third quarter of 2012, but decreased to $86.65 by October 23, 2012. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. The volatility in prices appears to have impacted land drilling activity more so than offshore drilling, particularly in deeper offshore waters, where Dril-Quip’s products are more often utilized. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a prolonged decline in commodity prices, an extended continuation of the downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at September 30, 2012 was approximately $747 million compared to approximately $697 million at June 30, 2012, $716 million at December 31, 2011, and $730 million at September 30, 2011. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petrobras, Brazil’s national oil company. At current exchange rates, the contract is valued at $650 million, net of Brazilian taxes, if all the equipment under contract is ordered. Amounts will be included in the Company’s backlog as purchase orders under the contract are received. The Company’s September 30, 2012 backlog does not include any purchase order amounts relating to the new Petrobras contract. Subsequent to September 30, 2012 and as of November 7, 2012, purchase orders totaling approximately $60 million have been received under this contract. This amount, plus any subsequent orders received prior to December 31, 2012, will be included in the Company’s year-end backlog. The Company can give no assurance that backlog will remain at current levels. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. If the Company’s existing or future products are unable to satisfy the requirements for any testing required by its customers or additional testing triggered by the Deepwater Horizon incident, or if the costs of the modifications to such products necessary to satisfy the testing are not acceptable to the Company’s customers, the customers may terminate their contracts with the Company.

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for the installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For the nine months ended September 30, 2012 and 2011, the Company derived 84% and 86% of its revenues from the sale of its products and 16% and 14% of its revenues from services, respectively. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory services during installation and rental of running tools. The Company has substantial international operations, with approximately 78% and 69% of its revenues derived from foreign sales for the three months ended September 30, 2012 and 2011, respectively, and 74% and 70% for the nine months ended September 30, 2012 and 2011, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 22% and 31%, respectively, of the Company’s total revenues for the three months ended September 30, 2012 and 2011 and 26% and 30% for the nine months ended September 30, 2012 and 2011, respectively.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the nine months ended September 30, 2012, 19 projects representing approximately 19.1% of the Company’s total revenue and approximately 22.3% of its product revenues were accounted for using percentage-of-completion accounting, compared to 16 projects representing approximately 18.8% of the Company’s total revenue and 22.4% of its product revenue for the first nine months of 2011. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In millions)
Revenues:
Products
Subsea equipment	$27.3	$29.2	$90.9	$67.2
Surface equipment	0.1	—	0.3	0.2
Offshore rig equipment	3.6	11.8	17.1	44.8

Total products	31.0	41.0	108.3	112.2
Services	11.9	6.9	35.7	17.6

Total Gulf of Mexico revenues	$42.9	$47.9	$144.0	$129.8

As a result of the U.S. Gulf of Mexico drilling moratorium and subsequent delays in the issuance of permits, many of the Company’s customers in the U.S. Gulf of Mexico still have unused inventory of the Company’s subsea wellhead equipment. However, the number of floating rigs actively drilling in the U.S. Gulf of Mexico has steadily increased and is currently greater than pre-moratorium levels, which should increase the Company’s opportunities for greater subsea equipment revenues in the future. The Company believes that the effects of the U.S. Gulf of Mexico drilling moratorium and related permitting delays have had little or no impact on revenues related to offshore rig equipment. The change in offshore rig equipment revenues in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 resulted primarily from a reduction of revenues from projects accounted for under the percentage-of-completion method. The Company’s U.S. Gulf of Mexico service revenues, which decreased in each quarter of 2010 as a percentage of worldwide revenues as a result of the U.S. Gulf of Mexico drilling moratorium, have increased since the beginning of 2011. For the quarter ending March 31, 2011, U.S. Gulf of Mexico service revenues were 3.2% of total worldwide revenue and have increased to 6.2% of total worldwide revenue for the quarter ended September 30, 2012. The Company will continue to monitor any remaining effects of the U.S. drilling moratorium and the subsequent permitting delays on its ongoing business operations.

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

Income Tax Provision. The Company’s effective consolidated income tax rate has historically been lower than the statutory rate primarily due to foreign income tax rate differentials, research and development credits and deductions related to domestic production activities.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Products	83.6%	86.6%	83.7%	85.9%
Services	16.4	13.4	16.3	14.1

Total revenues:	100.0	100.0	100.0	100.0
Cost of sales:
Products	54.3	52.1	52.8	50.3
Services	9.5	10.1	9.1	9.9

Total cost of sales:	63.8	62.2	61.9	60.2
Selling, general and administrative expenses	11.0	11.9	10.8	12.3
Engineering and product development expenses	5.0	5.5	5.3	6.0
Operating income	20.2	20.4	22.0	21.5
Interest income	0.1	0.1	0.1	0.1
Interest expense	—	—	—	—

Income before income taxes	20.3	20.5	22.1	21.6
Income tax provision	4.8	5.5	5.9	6.0

Net income	15.5%	15.0%	16.2%	15.6%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In millions)
Revenues:
Products
Subsea equipment	$138.7	$116.3	$385.9	$302.1
Surface equipment	9.2	6.3	30.3	16.4
Offshore rig equipment	11.6	11.6	39.7	50.4

Total products	159.5	134.2	455.9	368.9
Services	31.4	20.8	88.7	60.8

Total revenues	$190.9	$155.0	$544.6	$429.7

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues. Revenues increased by $35.9 million, or approximately 23.2%, to $190.9 million in the three months ended September 30, 2012 from $155.0 million in the three months ended September 30, 2011. Product revenues increased by approximately $25.3 million for the three months ended September 30, 2012 compared to the same period in 2011 as a result of increased revenues of $22.4 million in subsea equipment and $2.9 million in surface equipment. Offshore rig equipment remained constant at $11.6 million. Product revenues increased in the Western Hemisphere by $4.9 million, in the Eastern Hemisphere by $7.0 million and in Asia-Pacific by $13.4 million. In any given time period, the revenues recognized between the various product lines will vary depending upon the completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues increased by approximately $10.6 million from higher service revenues in the Western Hemisphere of $6.4 million, the Eastern Hemisphere of $2.5 million and Asia-Pacific of $1.7 million. The majority of the increases in service revenues related to an increase in technical advisory services, partially offset by a decrease in reconditioning services.

Cost of Sales. Cost of sales increased by $25.3 million, or approximately 26.2%, to $121.8 million for the three months ended September 30, 2012 from $96.5 million for the same period in 2011. As a percentage of revenues, cost of sales were approximately 63.8% and 62.2% for the three-month period ended September 30, 2012 and 2011, respectively. The increase in cost of sales as a percentage of revenues resulted primarily from changes in the product mix and increases in unabsorbed manufacturing overhead expenses.

Selling, General and Administrative Expenses. For the three months ended September 30, 2012, selling, general and administrative expenses increased by approximately $2.5 million, or 13.7%, to $20.8 million from $18.3 million for the same period in 2011. The increase in selling, general and administrative expenses was primarily due to the effect of foreign currency transactions and increased personnel and related expenses. The Company experienced approximately $2.4 million in foreign currency transaction losses in the third quarter of 2012 as compared to $961,000 in foreign currency transaction losses in the third quarter of 2011. Stock option and awards expense was approximately $300,000 higher for the three months ended September 30, 2012 as compared to the same period in 2011 which was substantially offset by a decrease in legal expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 11.0% in 2012 from 11.9% in 2011.

Engineering and Product Development Expenses. For the three months ended September 30, 2012, engineering and product development expenses increased by approximately $1.1 million, or 12.9%, to $9.6 million from $8.5 million in the same period of 2011. Engineering and product development staffs have been increased to meet the demands of the higher backlog related to long-term projects. Engineering and product development expenses as a percentage of revenues decreased to 5.0% in 2012 from 5.5% in 2011.

Interest Income. Interest income for the three months ended September 30, 2012 was approximately $148,000 as compared to $84,000 for the three-month period ended September 30, 2011. The Company continues to keep the majority of its short-term investments in funds which invest in U.S. Treasury obligations.

Interest expense. Interest expense for the three months ended September 30, 2012 was $7,000 compared to $15,000 for the same period in 2011.

Income tax provision. Income tax expense for the three months ended September 30, 2012 was $9.2 million on income before taxes of $38.9 million, resulting in an effective income tax rate of approximately 24%. Income tax expense for the three months ended September 30, 2011 was $8.6 million on income before taxes of $31.8 million, resulting in an effective tax rate of approximately 27%. The change in the effective income tax rate reflects the difference in income before income taxes among the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $29.7 million for the three months ended September 30, 2012 and $23.3 million for the same period in 2011, for the reasons set forth above.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.

Revenues. Revenues increased by $114.9 million, or approximately 26.7%, to $544.6 million in the nine months ended September 30, 2012 from $429.7 million in the nine months ended September 30, 2011. Product revenues increased by approximately $87.0 million for the nine months ended September 30, 2012 compared to the same period in 2011 as a result of increased revenues of $83.8 million in subsea equipment, $13.9 million in surface equipment, partially offset by a decrease of $10.7 million in offshore rig equipment. Product revenues increased in the Western Hemisphere by $16.7 million, the Eastern Hemisphere by $30.6 million and $39.7 million in Asia-Pacific. Service revenues increased by approximately $27.9 million, from increased service revenues in the Western Hemisphere of $23.0 million, the Eastern Hemisphere of $4.7 million and $200,000 in Asia-Pacific. The majority of the increase in service revenues related to an increase in technical advisory services and the rental of running tools.

Cost of Sales. Cost of sales increased by $78.6 million, or approximately 30.4%, to $337.2 million for the nine months ended September 30, 2012 from $258.6 million for the same period in 2011. As a percentage of revenues, cost of sales were approximately 61.9% and 60.2% for the nine-month periods ending September 30, 2012 and 2011, respectively. The increase in cost of sales as a percentage of revenues resulted primarily from changes in the product mix.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2012, selling, general and administrative expenses increased by approximately $6.0 million, or11.4%, to $58.6 million from $52.6 million for the same period in 2011. The increase in selling, general and administrative expenses was primarily due to the effect of foreign currency transactions and increased personnel and related expenses. The Company experienced approximately $4.3 million in foreign currency transaction losses in the first nine months of 2012 compared to $2.9 million in foreign currency transaction losses in the first nine months of 2011. Stock option and awards expense was approximately $500,000 greater for the nine months ended September 30, 2012 as compared to the same period in 2011. Selling, general and administrative expenses as a percentage of revenues decreased to 10.8% in 2012 from 12.3% in 2011.

Engineering and Product Development Expenses. For the nine months ended September 30, 2012, engineering and product development expenses increased by $2.9 million, or approximately 11.3%, to $28.6 million from $25.7 million in the same period of 2011. Engineering and product development expenses as a percentage of revenues totaled 5.3% in 2012 and 6.0% in 2011. Engineering and product development staffs have increased due to the higher backlog related to long-term projects.

Interest Income. Interest income for the nine months ended September 30, 2012 was $329,000 as compared to $269,000 for the nine months ended September 30, 2011. The Company continues to keep the majority of its short-term investments in funds which invest in U.S. Treasury obligations.

Interest Expense. Interest expense for the nine months ended September 30, 2012 was $21,000 compared to $37,000 for the same period in 2011.

Income tax provision. Income tax expense for the nine months ended September 30, 2012 was $32.2 million on income before taxes of $120.4 million, resulting in an effective income tax rate of approximately 27%. Income tax expense for the nine months ended September 30, 2011 was $25.9 million on income before taxes of $93.0 million, resulting in an effective income tax rate of approximately 28%.

Net Income. Net income was approximately $88.3 million for the nine months ended September 30, 2012 and $67.1 million for the same period in 2011, for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Nine months ended September 30,
	2012	2011
	(In thousands)
Operating activities	$(9,916)	$51,245
Investing activities	(39,303)	(42,856)
Financing activities	11,225	444

	(37,994)	8,833
Effect of exchange rate changes on cash activities	2,839	889

Increase (decrease) in cash and cash equivalents	$(35,155)	$9,722

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

During the nine months ended September 30, 2012, the Company used $9.9 million of cash from operations as compared to generating $51.2 million for the same period in 2011. Cash totaling approximately $121.3 was used during the first nine months of 2012 due to increases in operating assets and liabilities, compared to $34.8 million that was used during the same period in 2011. The increase in operating assets and liabilities during the first nine months of 2012 primarily reflected an increase in trade receivables of $59.5 million, due primarily to a $36.4 million increase in unbilled revenues. Inventory increased by approximately $70.2 million due to higher balances in raw materials and finished goods to accommodate the higher backlog requirements. Trade accounts payable and accrued expenses were higher by approximately $4.2 million.

Capital expenditures by the Company were $40.6 million and $45.1 million in the first nine months of 2012 and 2011, respectively. Capital expenditures in 2012 and 2011 included expanding manufacturing facilities in the Asia-Pacific, Eastern and Western Hemispheres and increased expenditures on machinery and equipment and running tools due to expanded operations. The capital expenditures for the first nine months of 2012 were primarily $7.3 million for facilities, $21.3 million for machinery and equipment, $9.5 million for running tools and other expenditures of $2.5 million.

As of September 30, 2012, the Company has no commercial lending arrangement or lines of credit. The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, any significant future declines in hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be available and adequate to meet such requirements.

On June 19, 2012, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase program has no expiration date. As of September 30, 2012, no shares had been repurchased.

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our critical accounting policies. During the nine months ended September 30, 2012, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and to a lesser extent, the Brazilian real. The Company experienced a foreign currency pre-tax loss of approximately $2.4 million and $4.3 million during the three and nine months ended September 30, 2012, respectively, compared to a $961,000 and a $2.9 million pre-tax loss for the three and nine month periods ended September 30, 2011, respectively. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s reliance on third-party technologies;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	terrorists threats or acts, war and civil disturbances; and

•	the interpretation of foreign tax laws with respect to our foreign subsidiaries.

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

Item	6.

The following exhibits are filed herewith:

*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed January 17, 2012).

*4.1	—	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447).

*4.2	—	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

10.1	—	Contract for Goods and Services dated August 20, 2012 between Petroleo Brasileiro S.A. and Dril-Quip, do Brasil LTDA (English translation).

*+10.2	—	2012 Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on October 19, 2012).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Blake T. DeBerry.

32.2	—	Section 1350 Certification of Jerry M. Brooks.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Schema Document

101.CAL	—	XBRL Calculation Document

101.DEF	—	XBRL Definition Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

BY:	/S/ JERRY M. BROOKS
Jerry M. Brooks,
Vice President—Finance and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Date: November 8, 2012