Form 10-K
period 2012-12-31
DRIL-QUIP INC
filed 2013-02-28
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2012, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,638,000,000 based on the closing price of such stock on such date of $65.59.

At February 19, 2013, the number of shares outstanding of registrant’s Common Stock was 40,517,561.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in this report and the following:

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	uncertainties associated with the United States and worldwide economies;

•	uncertainties regarding political tensions in the Middle East, Europe, Africa and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

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

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s reliance on third-party technologies;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	terrorist threats or acts, war and civil disturbances; and

•	the interpretation of foreign tax laws with respect to our foreign subsidiaries.

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as Macae, Brazil. The Company maintains additional facilities for fabrication and/or reconditioning in Norway, Denmark, China and Australia. The Company’s manufacturing operations are vertically integrated, allowing it to perform substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; Dril-Quip do Brasil LTDA (DQB), located in Macae, Brazil; and DQ Holdings Pty Ltd. (DQH), located in Perth, Australia. Other subsidiaries include Dril-Quip (Ghana) Ltd. located in Takoradi, Ghana, PT DQ Oilfield Services Indonesia located in Jakarta, Indonesia, Dril-Quip (Nigeria) Ltd. located in Port Harcourt, Nigeria, Dril-Quip Egypt for Petroleum Services S.A.E. located in Alexandria, Egypt, Dril-Quip Oilfield Services (Tianjin) Co. Ltd. located in Tianjin, China and Dril-Quip Qatar LLC, located in Doha, Qatar. For additional discussion of our geographic segments, please see Note 12 of Notes to Consolidated Financial Statements.

Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2012, the Company generated approximately 74% of its revenues from foreign sales compared to 69% in 2011 and 61% in 2010.

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

Overview and Industry Outlook

Both the market for offshore drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. The level of capital expenditures has generally been dependent upon the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, and the ability of OPEC and other producing nations to set and maintain production levels and prices. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the availability, expiration date and price of offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. Declines in oil and gas prices may adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore, which could have an adverse impact on the Company’s operations, financial position and cash flows.

In 2010, oil prices began to rise from the relatively low levels seen in 2008 and 2009 and generally ranged between $70 to $80 per barrel for West Texas Intermediate (“WTI”) crude and ended the year at $91 per barrel. In April 2010, the Deepwater Horizon incident resulted in a temporary drilling moratorium in the U.S. Gulf of Mexico. Although the moratorium was lifted sooner than anticipated, the stagnation of the permitting process continued to be a significant issue throughout 2010 and 2011. In 2011, the Bureau of Ocean Energy Management, Regulation and Enforcement of the U.S. Department of Interior issued numerous new regulations in an effort to improve offshore drilling safety. In 2011, WTI oil prices generally ranged between $75 and $113 per barrel and ended the year at $99 per barrel. Oil prices ranged between $96 to $109 per barrel for the period from January to May 2012. Between May and December 2012, prices did not reach $100 per barrel and averaged $90 per barrel, dipping to a low of $78 per barrel in June 2012 and ending the year at $92 per barrel. The Company expects that the need for specialized products on a global basis will continue. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

Products and Services

Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. In 2012, the Company derived 83% of its revenues from the sale of its products and 17% of its revenues from services compared to 85% and 15% in 2011 and 86% and 14% in 2010, respectively.

Products

Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. The Company’s products are used to explore for oil and gas from offshore drilling rigs, such as floating rigs and jack-up rigs, and for drilling and production of oil and gas wells on offshore platforms, tension leg platforms (“TLPs”), Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers. A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter and is anchored in place (like a Spar buoy). FPSOs are floating production, storage and offloading monohull moored vessels.

Subsea Equipment. Subsea equipment is used in the drilling and production of offshore oil and gas wells around the world. Included in the subsea equipment product line are subsea wellheads, mudline hanger systems, specialty connectors and associated pipe, production riser systems, subsea production trees, liner hangers, subsea control systems and subsea manifolds.

Subsea wellheads are pressure-containing forged and machined metal housings in which casing hangers are landed and sealed subsea to suspend casing (downhole pipe). As drilling depth increases, successively smaller diameter casing strings are installed, each suspended by an independent casing hanger. Subsea wellheads are utilized when drilling from floating drilling rigs, either semi-submersible or drillship types, and TLPs and Spars. The Company’s SS-15® Big Bore Subsea Wellhead System is designed to accommodate additional casing strings installed through a conventional marine riser and a subsea blowout preventer.

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

Production riser systems are generally designed and manufactured to customer specifications. Production risers provide a vertical conduit from the subsea wellhead to a TLP, Spar or FPSO.

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

Offshore Rig Equipment. Offshore rig equipment includes drilling riser systems, wellhead connectors and diverters. The drilling riser system consists of (i) lengths of riser pipe and associated riser connectors that secure one to another; (ii) the telescopic joint, which connects the entire drilling riser system to the diverter at the rig and provides a means to compensate for vertical motion of the rig relative to the ocean floor; and (iii) the wellhead connector, which provides a means for remote connection and disconnection of the drilling riser system to and from the blowout preventer stack. The wellhead connector provides remote connection/disconnection of the blowout preventer stack, production tree or production riser to/from the wellhead. Diverters are used to provide protection from shallow gas blowouts and to divert gases off of the rig during the drilling operation.

Wellhead connectors and drilling riser systems are also used on both TLPs and Spars, which are being installed more frequently in deepwater applications. The principal markets for offshore rig equipment are new rigs, rig upgrades, TLPs and Spars. Diverters, drilling risers and wellhead connectors are generally designed and manufactured to customer specifications.

Certain products of the Company are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. See “Item 1A. Risk Factors—Our business involves numerous operating hazards that may not be covered by insurance. The occurrence of an event not fully covered by insurance could have a material adverse effect on the Company’s financial position, cash flows and results of operations.”

Services

Services provided by Dril-Quip include technical advisory services, reconditioning of its customer-owned products, and rental of running tools for installation and retrieval of its products. These services are provided from the Company’s worldwide locations and represented approximately 17% of revenues in 2012 compared to 15% in 2011 and 14% in 2010.

Technical Advisory. Dril-Quip does not install products for its customers, but provides technical advisory assistance to the customer, if requested, in the installation of its products. The customer is not obligated to utilize these services and may use its own personnel or a third party to perform these services. Technical advisory services performed by the Company are negotiated and sold separately from the Company’s products. These services are not a prerequisite to the sale of the Company’s products as its products are fully functional on a stand alone basis. The Company’s technicians provide assistance in the onsite installation of the Company’s products and are available on a 24-hour call out from the Company’s facilities located in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Singapore; Perth, Australia; Macae, Brazil; Alexandria, Egypt; Doha, Qatar; and Tianjin, China.

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

The Company’s manufacturing process is vertically integrated, producing a majority of its forging requirements and essentially all of its heat treatment, machining, fabrication, inspection, assembly and testing in-house. The Company’s primary raw material is cast steel ingots, from which it produces steel shaped forgings at its forging and heat treatment facility in Houston, Texas. The Company routinely purchases steel ingots from multiple suppliers on a purchase order basis and does not have any long-term supply contracts. The Company’s Houston facility provides forgings and heat treatment for its Houston, Aberdeen, Singapore and Macae facilities. The Company’s major competitors depend on outside sources for all or a substantial portion of their forging and heat treatment requirements. The Company has made significant capital investments in developing its vertically integrated manufacturing capability. Prolonged periods of low demand in the market for offshore drilling and production equipment could have a greater effect on the Company than on certain of its competitors that have not made such large capital investments in their facilities.

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

The Company is not dependent on any one customer or group of customers. In 2012 and 2011, the Company’s top 15 customers represented approximately 62% of total revenues, with one customer, Petrobras, accounting for approximately 12% and 15%, respectively, of the Company’s total revenues. In 2010, the Company’s top 15 customers represented approximately 63% of total revenues with one customer, Keppel Fels, accounting for approximately 13% of the Company’s total revenues. No other customer accounted for more than 10% of the Company’s total revenues in 2012, 2011 or 2010. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to offshore exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

Backlog

Backlog consists of firm customer orders for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $881 million, $716 million and $627 million at December 31, 2012, 2011 and 2010, respectively. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasiliero S.A. (“Petrobras”), which is Brazil’s national oil company. At exchange rates in effect at the signing date, the contract was valued at $650 million, net of Brazilian taxes, if all the equipment under contract is ordered. Amounts will be included in the Company’s backlog as purchase orders under the contract are received. The Company’s December 31, 2012 backlog includes the first $105 million of purchase orders under the new Petrobras contract. The 2012 amount represents an increase of approximately $165 million, or 23%, from 2011 to 2012 and an increase of approximately $254 million, or 41%, from 2010 to 2012. The Company expects to fill approximately 66% of the December 31, 2012 backlog by December 31, 2013. The remaining backlog at December 31, 2012 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times.

The Company can give no assurance that backlog will remain at current levels. Sales of the Company’s products are affected by prices for oil and natural gas, which may fluctuate significantly. Additional future declines in oil and natural gas prices could reduce new customer orders, possibly causing a decline in the Company’s future backlog. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. If the Company’s existing or future products are unable to meet any standards or qualifications required by its customers or triggered by the Deepwater Horizon incident, or if the costs of the modifications to such products necessary to satisfy such standards or qualifications are not acceptable to the Company’s customers, the customers may terminate their contracts with the Company. In the case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have not been significant to the Company’s overall operating results.

Marketing and Sales

Dril-Quip markets its products and services throughout the world directly through its sales personnel in two domestic and twenty international locations. In addition, in certain foreign markets where the Company does not maintain offices, it utilizes independent sales representatives to enhance its marketing and sales efforts. Some of the locations in which Dril-Quip has sales representatives are India, Brazil, Indonesia, Malaysia, China, Saudi Arabia and United Arab Emirates. Although they do not have authority to contractually bind the Company, these representatives market the Company’s products in their respective territories in return for sales commissions. The Company advertises its products and services in trade and technical publications targeted to its customer base. The Company also participates in industry conferences and trade shows to enhance industry awareness of its products.

The Company’s customers generally order products on a purchase order basis. Orders, other than those considered to be long-term projects, are typically filled within nine to twelve months after receipt of a purchase order, depending on the type of product and whether it is sold out of inventory or requires some customization. Contracts for certain of the Company’s larger, more complex products, such as subsea production trees, drilling risers and equipment for TLPs and Spars can take a year or more to complete.

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

The Company has continually introduced new products and product enhancements since its founding in 1981. In the 1980s, the Company introduced its first product, specialty connectors, as well as mudline suspension systems, template systems and subsea wellheads. In the 1990s, the Company introduced a series of new products, including diverters, wellhead connectors, SingleBore™ subsea trees, improved severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling riser systems and TLP and Spar production riser systems. Since 2000, Dril-Quip has introduced multiple new products including liner hangers, subsea control systems and subsea manifolds.

Dril-Quip’s product development work is primarily conducted at its facilities in Houston, Texas and Aberdeen, Scotland. In addition to the work of its product development staff, the Company’s application engineering staff provides engineering services to customers in connection with the design and sales of its products. The Company’s ability to develop new products and maintain technological advantages is important to its future success. There can be no assurance that the Company will be able to develop new products, successfully differentiate itself from its competitors or adapt to evolving markets and technologies.

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

Employees

The total number of the Company’s employees as of December 31, 2012 was 2,451. Of these, 1,295 were located in the United States. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

Governmental Regulations

Many aspects of the Company’s operations are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to oilfield operations, the discharge of materials into the environment from our manufacturing or other facilities, health and worker safety aspects of our operations, or otherwise relating to human health and environmental protection. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company’s operations by limiting demand for the Company’s products. See “Item 1A. Risk Factors—Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”

In recent years, increased concern has been raised over the protection of the environment. Legislation to regulate emissions of greenhouse gases has been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. Also, the U.S. Environmental Protection Agency (“EPA”) has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA has expanded its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Moreover, offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent that new laws or other governmental actions prohibit or restrict offshore drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore drilling industry in particular, the business of the Company could be adversely affected. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations. See “Item 1A. Risk Factors—Our business and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”

The Company has begun efforts to implement ISO 14001, which is an environmental management system standard, with the intention of having its manufacturing facilities certified as compliant with ISO 14001 during 2013 and 2014. These efforts are ongoing and there can be no assurances that the Company’s manufacturing facilities will be certified as compliant with ISO 14001.

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

In 2010, the incident involving the Deepwater Horizon and the ensuing oil spill caused the U.S. government to issue a moratorium on offshore drilling in the U.S. Gulf of Mexico. The moratorium was lifted in late 2010 and activity in the Gulf of Mexico has improved significantly; however, the impact of more stringent requirements imposed by new or revised rules as a result of the incident, particularly for smaller operators, could materially and adversely affect the Company’s financial operations. See “Item 1A Risk Factors – Certain matters relating to the Deepwater Horizon explosion, subsequent oil spill, moratorium and related regulations on deepwater drilling offshore in the U.S. Gulf of Mexico may continue to adversely affect our business in the U.S. Gulf of Mexico and potentially in other worldwide locations.”

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of February 20, 2013) and positions of the Company’s executive officers:

Name	Age	Position
Blake T. DeBerry	53	President, Chief Executive Officer and Director
James A. Gariepy	55	Senior Vice President and Chief Operating Officer
Jerry M. Brooks	61	Vice President—Finance and Chief Financial Officer
James C. Webster	43	Vice President, General Counsel and Secretary

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

James A. Gariepy is Senior Vice President and Chief Operating Officer, a position he has held since October 2011. Mr. Gariepy was Senior Vice President—Manufacturing, Project Management and Service from July 2011 until October 2011, and was Vice President—Dril-Quip Europe (which covers Europe, Africa and Northern Eurasia) from March 2007 to July 2011. He has held domestic and international management positions since joining the Company in 2004. Mr. Gariepy holds a Bachelor of Science degree in mechanical engineering from the Lawrence Technological University and an MBA from the University of St. Thomas.

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

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. WTI crude oil prices in 2012 ranged from $77 per barrel to $109 per barrel. WTI crude oil prices in 2011 ranged from $75 per barrel to $113 per barrel. WTI crude oil prices in 2010 ranged from $64 per barrel to $91 per barrel. We expect continued volatility in both crude oil and natural gas prices as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, future significant or prolonged declines in hydrocarbon prices may have a material adverse effect on our results of operations.

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

We were named, along with other unaffiliated defendants, in both class action and other lawsuits arising from the Deepwater Horizon incident. The actions filed against us were consolidated, along with hundreds of other lawsuits not directly naming us, in the multi-district proceeding In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010 (“MDL Proceeding”). The lawsuits generally alleged, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability, personal injury and/or property damages and generally sought awards of unspecified economic, compensatory and punitive damages and/or declaratory relief.

On January 20, 2012, the judge presiding over the MDL Proceeding, a related proceeding filed by affiliates of Transocean Ltd under the Limitation of Liability Act, and the U.S. government’s action under the Oil Pollution Act, issued an order that granted our Motion for Summary Judgment and dismissed all claims asserted against us in those proceedings with prejudice. On April 9, 2012, the judge issued an order granting a final judgment in favor of us with respect to the court’s prior order that granted our Motion for Summary Judgment.

Additional lawsuits may be filed and additional investigations may be launched in the future. An adverse outcome with respect to any of these lawsuits or investigations, or any lawsuits or investigations that may arise in the future, could have a material adverse effect on our results of operations. We intend to continue to vigorously defend any litigation, fine or penalty relating to the Deepwater Horizon incident.

At the time of the Deepwater Horizon incident, we had a general liability insurance program with an aggregate coverage limit of $100 million for claims with respect to property damage, injury or death and pollution. The coverage was increased to $200 million in October 2010. The insurance policies may not cover all potential claims and expenses relating to the Deepwater Horizon incident. In addition, our policies may not cover fines, penalties or costs and expenses related to government-mandated clean up of pollution. We have received a “reservation of rights” letter from our insurer. This letter details the insurer’s obligation under the current policy and the insurer’s interpretations of key provisions within the policy relating to any claims arising out of the Deepwater Horizon incident. The incident may also lead to further tightening of the availability of insurance coverage. If liability limits are increased or the insurance market becomes more restricted, the risks and costs of conducting offshore exploration and development activities may increase, which could materially impact our results of operations.

In November 2012, the EPA suspended BP from new contracts with the U.S. government. Under the suspension, no new contracts can be entered into between the U.S. government and BP, including new leases of offshore tracts. If the suspension lasts for a lengthy period, it could have an adverse effect on our revenues in the U.S. Gulf of Mexico.

Since the Deepwater Horizon incident, various new regulations intended to improve offshore safety systems and environmental protection have been issued which have increased the complexity of the drilling permit process and may limit the opportunity for some operators to continue deepwater drilling in the U.S. Gulf of Mexico, which could adversely affect the Company’s financial operations. For example, the U.S. government has indicated that before any recipient of a deepwater drilling permit may resume drilling, (i) the operator must demonstrate that containment resources are available promptly in the event of a deepwater blowout, (ii) the chief executive officer of the operator seeking to perform deepwater drilling must certify that the operator has complied with all applicable regulations and (iii) the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”) will conduct inspections of such deepwater drilling operation for compliance with the applicable regulations. We cannot predict when the applicable government agency will determine that any deepwater driller is in compliance with the new regulations. Third party challenges to industry operations in the U.S. Gulf of Mexico may also serve to further delay or restrict activities. Further, in 2010 and 2011, the BSEE and its predecessor agency issued initial regulations on the design and operation of well control and other equipment at offshore production sites, implementation of safety and environmental management systems (“SEMS”), and mandatory third-party compliance audits. On August 22, 2012, BSEE published a final rule amending the regulations regarding design and operation of well control and other equipment, and a new SEMS rule was sent to the Office of Management and Budget for a 90-day review on January 31, 2013. BSEE has indicated that there will be an additional, separate rulemaking to govern the design, performance and maintenance of blowout preventers but that rule has not yet been published. BSEE has also published a draft statement of policy on safety culture with nine proposed characteristics of a robust safety culture. If the new regulations, policies, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant impairment to expected profitability on projects, then they could discontinue or curtail their offshore operations, thereby adversely affecting our financial operations by decreasing demand for our products.

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

Our principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a portion of our customer base. In 2012 and 2011, our top 15 customers represented approximately 62% of total revenues, with one customer, Petrobras, accounting for approximately 12% and 15%, respectively, of our total revenues. In 2010, our top 15 customers represented approximately 63% of total revenues, with one customer, Keppel Fels, accounting for approximately 13% of our total revenues.

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

Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our operations, cash flows or financial condition.

We have substantial international operations, with approximately 74%, 69% and 61% of our revenues derived from foreign sales in each of 2012, 2011 and 2010, respectively. We operate our business and market our products and services in all of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

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

Our operations require us to deal with a variety of cultures, exposing us to compliance risks.

Doing business on a worldwide basis exposes us and our subsidiaries to risks inherent in complying with the laws and regulations of a number of different nations, including various anti-bribery laws. We do business and have operations in a number of developing countries that have relatively underdeveloped legal and regulatory systems compared to more developed countries. Several of these countries are generally perceived as presenting a higher than normal risk of corruption, or as having a culture in which requests for improper payments are not discouraged. Maintaining and administering an effective anti-bribery compliance program under the U.S. Foreign Corrupt Practices Act, the United Kingdom’s Bribery Act of 2010, and similar statutes of other nations, in these environments presents greater challenges than is the case in more developed countries. The precautions we take to prevent and detect misconduct, fraud or non- compliance with applicable laws and regulations may not be able to prevent such occurrences, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines, penalties or other sanctions, which could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

We are subject to taxation in many jurisdictions and there are inherent uncertainties in the final determination of our tax liabilities.

As a result of our international operations, we are subject to taxation in many jurisdictions. Therefore, the final determination of our tax liabilities involves the interpretation of the statutes and requirements of taxing authorities worldwide. Foreign income tax returns of foreign subsidiaries and related entities are routinely examined by foreign tax authorities. These tax examinations may result in assessments of additional taxes, interest or penalties. Refer to “Item 3. Legal Proceedings” regarding tax assessments in Brazil.

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

Our business involves numerous operating hazards that may not be covered by insurance. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial position, cash flows and results of operations.

Our products are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. In addition, certain areas where our products are used, including in and near the U.S. Gulf of Mexico, are close to high population areas and subject to hurricanes and other extreme weather conditions on a relatively frequent basis. A catastrophic occurrence at a location where our equipment and/or services are used may expose us to substantial liability for personal injury, wrongful death, product liability or commercial claims. Effective October 1, 2010, we increased our general liability insurance program to include an aggregate coverage limit of $200 million for claims with respect to property damage, injury or death and pollution. However, our insurance policies may not cover fines, penalties or costs and expenses related to government-mandated clean up of pollution. In addition, our insurance does not provide coverage for all liabilities, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our results of operations, financial position and cash flows.

We attempt to further limit our liability through contractual indemnification provisions with our customers. We generally seek to enter into contracts for the provision of our products and services that provide for (1) the responsibility of each party to the contract for personal injuries to, or the death of, its employees and damages to its property, (2) cross-indemnification with other contractors providing products and/or services to the other party to the contract with respect to personal injury, death and property damage and (3) the operator being responsible for claims brought by third parties for personal injury, death, property loss or damage relating to pollution or other well control events. We may not be able to successfully obtain favorable contractual provisions, and a failure to do so may increase our risks and costs, which could materially impact our results of operations. In addition, we cannot assure you that any party that is contractually obligated to indemnify us will be financially able to do so.

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

We depend on the services of Blake DeBerry, President and Chief Executive Officer, and James Gariepy, Senior Vice President and Chief Operating Officer. Together, Mr. DeBerry and Mr. Gariepy have over 30 years with the Company and approximately 60 years of relevant industry experience. The loss of either of these officers could have a material adverse effect on our operations and financial position.

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

Our operations and the operations of our customers are also subject to federal, state, local and foreign laws and regulations relating to the protection of human health and the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. For example, our operations are subject to numerous and complex laws and regulations that, among other things, may regulate the management and disposal of hazardous and non-hazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities and concentrations of various materials that can be released into the environment; limit or prohibit operation activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record-keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. We are required to invest financial and managerial resources to comply with such environmental and health and safety laws and regulations and anticipate that we will continue to be required to do so in the future. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. For example, legislation to regulate emissions of greenhouse gases has been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. Also, the EPA has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA has expanded its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. To date, there has been no significant progress in cap and trade proposals. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impacts a new regulatory action might have on us or our customers. Generally, the anticipated regulatory actions do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies that are our competitors. However, our business and prospects could be adversely affected to the extent laws are enacted or modified or other governmental action is taken that prohibits or restricts our customers’ exploration and production activities or imposes environmental protection requirements that result in increased costs to us or our customers.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Major Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas
—Hempstead Highway	175,000	12.9	Owned
—N. Eldridge Parkway	1,690,000	218.0	Owned
Aberdeen, Scotland	222,800	24.1	Owned
Singapore	232,800	14.6	Leased
Macae, Brazil	166,700	10.6	Owned

Dril-Quip has manufacturing facilities in Houston, Aberdeen, Singapore and Macae. The Houston facility at Eldridge produces in-house a majority of the Company’s forging and heat treatment requirements.

Sales, Service and Reconditioning Facilities

Location(1)	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
New Orleans, Louisiana	2,300	—	Sales/Service
Beverwijk, Holland	5,200	0.4	Sales/Warehouse
Perth, Australia	21,200	2.67	Sales/Service/Reconditioning/Warehouse
Stavanger, Norway	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,400	1.2	Sales/Service/Reconditioning/Warehouse
Port Harcourt, Nigeria	8,300	0.5	Sales/Service/Reconditioning/Warehouse
Tianjin, China	12,200	—	Service/Reconditioning/Warehouse
Shekou, China	1,000	—	Sales
Cairo, Egypt	2,200	—	Sales
Alexandria, Egypt	5,200	0.6	Service/Reconditioning/Warehouse
Takoradi, Ghana	2,500	0.8	Service/Reconditioning/Warehouse
Doha, Qatar	8,600	—	Warehouse

(1)	All facilities are leased except Stavanger, Norway, which is owned.

The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen, Singapore and Macae.

Item 3.	Legal Proceedings

Deepwater Horizon Incident

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP, sank after an explosion and fire that began on April 20, 2010. We are a party to an ongoing contract with an affiliate of BP to supply wellhead systems in connection with BP’s U.S. Gulf of Mexico operations, and our wellhead and certain of our other equipment were in use on the Deepwater Horizon at the time of the incident. Following the incident, a moratorium was placed on offshore deepwater drilling on May 28, 2010 in the U.S. Gulf of Mexico and was lifted on October 12, 2010. Since the first quarter of 2011, after delays attributed to new regulations that increased the complexity of the drilling permit process, the issuance of deepwater permits resumed and deepwater drilling activity in the U.S. Gulf of Mexico has steadily increased.

We were named, along with other unaffiliated defendants, in both class action and other lawsuits arising from the Deepwater Horizon incident. The actions filed against us were consolidated, along with hundreds of other lawsuits not directly naming us, in the multi-district proceeding In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010 (“MDL Proceeding”). The lawsuits generally alleged, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability, personal injury and/or property damages and generally sought awards of unspecified economic, compensatory and punitive damages and/or declaratory relief.

On January 20, 2012, the judge presiding over the MDL Proceeding, a related proceeding filed by affiliates of Transocean Ltd under the Limitation of Liability Act, and the U.S. government’s action under the Oil Pollution Act, issued an order that granted our Motion for Summary Judgment and dismissed all claims asserted against us in those proceedings with prejudice. On April 9, 2012, the judge issued an order granting a final judgment in favor of us with respect to the court’s prior order that granted our Motion for Summary Judgment.

Additional lawsuits may be filed and additional investigations may be launched in the future. An adverse outcome with respect to any of these lawsuits or investigations, or any lawsuits or investigations that may arise in the future, could have a material adverse effect on our results of operations. We intend to continue to vigorously defend any litigation, fine or penalty relating to the Deepwater Horizon incident. We do not believe this litigation will have a material impact and accordingly, no liability has been accrued in conjunction with these matters.

At the time of the Deepwater Horizon incident, we had a general liability insurance program with an aggregate coverage limit of $100 million for claims with respect to property damage, injury or death and pollution. The coverage was increased to $200 million in October 2010. The insurance policies may not cover all potential claims and expenses relating to the Deepwater Horizon incident. In addition, our policies may not cover fines, penalties or costs and expenses related to government-mandated clean up of pollution. We have received a “reservation of rights” letter from our insurer. This letter details the insurer’s obligation under the current policy and the insurer’s interpretation of key provisions within the policy relating to any claims arising out of the Deepwater Horizon incident. The incident may also lead to further tightening of the availability of insurance coverage. If liability limits are increased or the insurance market becomes more restricted, the risks and costs of conducting offshore exploration and development activities may increase, which could materially impact our results of operations.

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

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (“Santo Credits”) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described in the immediately preceding paragraph. The Company has objected to these assessments on the basis that they would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. The Company believes that these credits are valid and that success in the matter is probable. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.

Since 2007, the Company’s Brazilian subsidiary has paid taxes on the importation of goods directly to the State of Rio de Janeiro and the Company does not expect any similar issues to exist for periods subsequent to 2007.

ATP Bankruptcy

The Company has entered into several contracts with ATP Oil & Gas Corporation (“ATP”). In August 2012, ATP filed for bankruptcy in the U.S Bankruptcy Court in the Southern District of Texas. As of December 31, 2012, the Company had $1.4 million of receivables owed by ATP or its subsidiaries and $4.3 million in customer prepayments from ATP. The Company has not provided for any losses due to the ATP bankruptcy filings as of December 31, 2012.

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

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the New York Stock Exchange for the indicated quarters of fiscal 2012 and 2011.

	Sales Price ($)
	2012		2011
Quarter Ended	High	Low	High	Low
March 31	77.12	62.75	82.49	70.14
June 30	69.26	57.27	80.64	61.52
September 30	76.03	64.84	75.00	47.40
December 31	73.54	65.16	74.66	47.49

There were approximately 20 stockholders of record of the Company’s Common Stock as of December 31, 2012. This number does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

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

Repurchase of Equity Securities

On June 18, 2012, the Company’s Board of Directors approved a share repurchase plan of up to $100 million of the Company’s common stock. As of December 31, 2012, no shares had been repurchased. The repurchase plan has no expiration date and all shares purchased are expected to be cancelled.

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report on Form 10-K.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Products	$610,218	$511,650	$486,050	$456,022	$453,315
Services	122,813	89,692	80,201	84,182	89,456

Total revenues	733,031	601,342	566,251	540,204	542,771
Cost and expenses:
Cost of sales:
Products	384,513	303,995	272,619	260,780	260,626
Services	67,153	57,853	49,988	49,513	51,673

Total cost of sales	451,666	361,848	322,607	310,293	312,299
Selling, general and administrative expenses	82,218	70,510	61,069	55,474	62,390
Engineering and product development expenses	37,455	34,626	29,202	27,173	26,369
Special items(1)	—	4,719	14,660	5,224	—

Operating income	161,692	129,639	138,713	142,040	141,713
Interest income	462	418	321	507	3,453
Interest expense	(32)	(53)	(131)	(156)	(182)

Income before income taxes	162,122	130,004	138,903	142,391	144,984
Income tax provision	42,913	34,737	36,677	37,250	39,399

Net income	$119,209	$95,267	$102,226	$105,141	$105,585

Earnings per common share:
Basic	$2.96	$2.38	$2.57	$2.68	$2.65
Diluted	$2.94	$2.36	$2.55	$2.66	$2.62
Weighted average common shares outstanding:
Basic	40,332	40,071	39,828	39,164	39,918
Diluted	40,523	40,322	40,060	39,538	40,292
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	(8,159)	$101,854	$107,160	$136,412	$40,677
Net cash used in investing activities	(48,999)	(54,187)	(72,950)	(44,325)	(49,527)
Net cash provided by (used in) financing activities	12,257	5,098	14,634	13,436	(100,075)
Other Data:
Depreciation and amortization	$26,224	$23,013	$20,875	$17,997	$16,854
Capital expenditures	50,773	56,213	74,815	44,749	50,134

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Working capital	$769,299	$648,302	$576,920	$511,916	$400,535
Total assets	1,231,447	1,085,858	948,551	817,246	680,609
Total debt	—	57	326	1,039	1,532
Total stockholders’ equity	1,066,432	925,244	828,014	705,085	559,450

(1)	See discussion on pages 33 and 35 under “Special Items.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income and cash flows during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto presented elsewhere in this Report.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average WTI crude oil and natural gas (Henry Hub) closing prices are listed below for periods covered by this report:

	Average prices during year ended December 31,
	2012	2011	2010
Crude Oil ($/Bbl)	$94.05	$94.87	$79.48
Natural gas ($/per Mcf)	2.84	4.12	4.52

In 2010, WTI crude oil prices began the year at $81.52 per barrel and reached a peak in December at $91.48 per barrel. However, crude oil prices averaged $79.48 per barrel for 2010. In 2011, WTI crude oil prices ranged between $75.40 per barrel and $113.39 per barrel. Crude oil ended the year at $98.83 per barrel. In 2012, the WTI oil price ranged between a low of $77.72 per barrel and a high of $109.39 per barrel with an average of $94.05 per barrel and ended the year at $91.83 per barrel.

According to the January 2013 release of the Short-Term Energy Outlook published by the EIA, WTI crude oil prices are projected to average $89.54 per barrel in 2013 and $91.00 in 2014. These projections are based upon the assumption that the U.S. real gross domestic product (GDP) will grow by 1.8% in 2013 and by 2.6% in 2014.

In its January 2013 report, the EIA expects Henry Hub natural gas prices to average $3.86 per Mcf in 2013 and $4.02 per Mcf in 2014. Henry Hub natural gas price was $3.54 per Mcf at the end of December 2012.

In its January 2013 Oil Market Report, the International Energy Agency projected global oil demand to be 90.8 million barrels per day in 2013.

According to the EIA, between January 1, 2013 and February 5, 2013, the price of WTI crude oil ranged from $92.97 per barrel to $97.98 per barrel, closing at $96.68 per barrel on February 5, 2013. For the same period, Henry Hub natural gas price ranged from $3.18 per Mcf to $3.74 per Mcf, closing at $3.44 per Mcf on February 5, 2013.

Rig Count

Detailed below is the average contracted offshore rig count for the Company’s geographic regions for the years ended December 31, 2012, 2011 and 2010. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Year ended December 31,
	2012	2011	2010
Western Hemisphere	211	185	175
Eastern Hemisphere	171	157	144
Asia-Pacific	269	249	236

	651	591	555

Source: ODS—Petrodata RigBase—December 31, 2012, 2011 and 2010

The table above represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of December 31, 2012, there were 69 rigs under contract (38 floating rigs and 31 jack-up rigs) in the U.S. Gulf of Mexico, 65 of which were actively drilling (34 floating rigs and 31 jack-up rigs). As of December 31, 2011, there were 64 rigs under contract in the U.S. Gulf of Mexico (29 floating rigs and 35 jack-up rigs), of which 57 were actively drilling (22 floating rigs and 35 jack-up rigs), and as of December 31, 2010, there were 55 rigs under contract (26 floating rigs and 29 jack-up rigs), of which 35 were actively drilling (7 floating rigs and 28 jack-up rigs).

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of 2012, 2011 and 2010, there were 186, 146 and 117 rigs, respectively, under construction and the expected delivery dates for the rigs under construction on December 31, 2012 are as follows:

	Floating Rigs	Jack- Ups	Total
2013	22	59	81
2014	29	24	53
2015	13	8	21
2016	8	0	8
After 2016 or unspecified delivery date	21	2	23

	93	93	186

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

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Oil and gas prices fell from previously high historic levels beginning in mid-2008 and continued into 2009, and began to stabilize somewhat in the latter half of 2009. WTI crude oil prices in 2010 ranged from $64.78 per barrel to $91.48 per barrel. In 2011, WTI crude oil prices peaked at $113.39 per barrel and ended the year at $98.83 per barrel. In 2012 the WTI crude oil prices ranged between $77.72 per barrel and $109.39 per barrel with an average price of $94.05 per barrel and ended the year at $91.83 per barrel. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. The volatility in prices appears to have impacted land drilling activity more so than offshore drilling, particularly in deeper offshore waters, where Dril-Quip’s products are more often utilized. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations.

The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. These risks include nationalization, expropriation, war, acts of terrorism and civil disturbance, restrictive action by local governments, limitation on repatriation of earnings, change in foreign tax laws and change in currency exchange rates, any of which could have an adverse effect on either the Company’s ability to manufacture its products in its facilities abroad or the demand in certain regions for the Company’s products or both. To date, the Company has not experienced any significant problems in foreign countries arising from local government actions or political instability, but there is no assurance that such problems will not arise in the future. Interruption of the Company’s international operations could have a material adverse effect on its overall operations. See “Item 1A. Risk Factors—Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our operations, cash flows or financial condition.”

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. In 2012, the Company derived 83% of its revenues from the sale of its products and 17% of its revenues from services compared to 85% and 15% in 2011 and 86% and 14% in 2010, respectively. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory services during installation and rental of running tools. The Company has substantial international operations, with approximately 74%, 69% and 61% of its revenues derived from foreign sales in 2012, 2011 and 2010, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 26%, 31% and 39%, respectively, of the Company’s total revenues for 2012, 2011 and 2010.

Product contracts are typically negotiated and sold separately from service contracts. In addition, service contracts are not typically included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on world-wide economic conditions in the offshore oil and gas industry, and is not based on a specific relationship between the two types of contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

Generally, the Company attempts to raise its prices as its costs increase. However, the actual pricing of the Company’s products and services is impacted by a number of factors, including competitive pricing pressure, the level of utilized capacity in the oil service sector, maintenance of market share, the introduction of new products and general market conditions.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. During 2012 and 2011 there were 21 and 18 projects, respectively, that were accounted for using the percentage-of-completion method, which represented approximately 20% for both years of the Company’s total revenues and 24% and 23% of the Company’s product revenues in each year, respectively. During 2010, there were 19 projects representing 19% of the Company’s total revenues and 23% of the Company’s product revenues. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full when they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against current earnings because of percentage-of-completion accounting.”

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Year ended
	2012	2011	2010
	(In millions)
Revenues:
Products
Subsea equipment	$118.5	$105.1	$111.0
Surface equipment	0.4	0.3	2.0
Offshore rig equipment	19.7	57.3	79.3

Total products	138.6	162.7	192.3
Services	50.3	25.8	26.2

Total U.S. Gulf of Mexico revenues	$188.9	$188.5	$218.5

As a result of the U.S. Gulf of Mexico drilling moratorium and subsequent delays in the issuance of permits, many of the Company’s customers in the U.S. Gulf of Mexico still have unused inventory of the Company’s subsea wellhead equipment. However, the number of floating rigs actively drilling in the U.S. Gulf of Mexico averaged 29 for 2012 as compared to 18 for 2011. The Company believes that the effects of the U.S. Gulf of Mexico drilling moratorium and related permitting delays have had little or no impact on revenues related to offshore rig equipment. The change in offshore rig equipment revenues in 2012 compared to 2011 resulted primarily from a reduction of revenues from projects accounted for under the percentage-of-completion method. The Company’s U.S. Gulf of Mexico service revenues, which decreased in each quarter of 2010 as a percentage of worldwide revenues as a result of the U.S. Gulf of Mexico drilling moratorium, have increased since the beginning of 2011. In 2011, U.S. Gulf of Mexico service revenues were 4.3%, or approximately $25.8 million, of total worldwide revenue and increased to 6.9%, or approximately $50.3 million, of total worldwide revenue in 2012. The Company will continue to monitor any remaining effects of the U.S. drilling moratorium and the subsequent permitting delays on its ongoing business operations.

Cost of Sales. The principal elements of cost of sales are labor, raw materials and manufacturing overhead. Cost of sales as a percentage of revenues is influenced by the product mix sold in any particular period, costs from projects accounted for under the percentage of completion method and market conditions. The Company’s costs related to its foreign operations do not significantly differ from its domestic costs.

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2012	2011	2010
Revenues:
Products	83.2%	85.1%	85.8%
Services	16.8	14.9	14.2

Total revenues	100.0	100.0	100.0
Cost of sales:
Products:	52.5	50.6	48.1
Services	9.1	9.6	8.9

Total cost of sales	61.6	60.2	57.0
Selling, general and administrative	11.2	11.7	10.7
Engineering and product development	5.1	5.8	5.2
Special items(1)	—	0.8	2.6

Operating income	22.1	21.5	24.5
Interest income	0.1	0.1	0.1
Interest expense	—	—	—

Income before income taxes	22.2	21.6	24.6
Income tax provision	5.9	5.8	6.5

Net income	16.3%	15.8%	18.1%

(1)	See discussion on pages 33 and 35 under “Special Items.”

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	2012	2011	2010
	(In millions)
Revenues:
Products
Subsea equipment	$518.6	$422.7	$369.6
Surface equipment	38.5	27.0	26.5
Offshore rig equipment	53.1	61.9	90.0

Total products	610.2	511.6	486.1
Services	122.8	89.7	80.2

Total revenues	$733.0	$601.3	$566.3

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues. Revenues increased by $131.7 million, or approximately 21.9%, to $733.0 million in 2012 from $601.3 million in 2011. Product revenues increased by approximately $98.6 million for the year ended December 31, 2012 compared to the same period in 2011 as a result of increased revenues of $95.9 million in subsea equipment and $11.5 million in surface equipment, partially offset by a $8.8 million decrease in offshore rig equipment. The decrease in offshore rig equipment revenue was primarily due to the reduction in the number of long-term projects with offshore rig equipment components. Product revenues increased in the Western Hemisphere by $33.8 million, $32.2 million in the Eastern Hemisphere, and in Asia-Pacific by $32.6 million. Service revenues increased by approximately $33.1 million resulting from increased service revenues in the Western Hemisphere of $31.4 million and $4.0 million in the Eastern Hemisphere, and partially offset by a slight decrease of $2.3 million in Asia-Pacific. The majority of the increases in service revenues related to increased technical advisory services and increased rental of running and installation tools.

Cost of Sales. Cost of sales increased by $89.9 million, or approximately 24.8%, to $451.7 million for 2012 from $361.8 million for the same period in 2011. As a percentage of revenues, cost of sales were approximately 61.6% in 2012 and 60.2% in 2011. Cost of sales as a percentage of revenue increased in 2012 primarily due to changes in the product mix and increases in unabsorbed manufacturing overhead expenses.

Selling, General and Administrative Expenses. For 2012, selling, general and administrative expenses increased by approximately $11.7 million, or 16.6%, to $82.2 million from $70.5 million in 2011. The increase in selling, general and administrative expenses was primarily due to increased personnel and related expenses and foreign currency transactions, and an increase in stock award expense. Personnel and related expenses were higher by $5.9 million in 2012 as compared to 2011. The Company recognized approximately $5.2 million in foreign currency transaction losses during 2012 compared to approximately $3.5 million of losses during 2011. Stock award expense for 2012 totaled $5.7 million compared to $4.5 million in 2011. The stock award expense in 2011 excludes $1.4 million of non-cash expense due to the vesting of J. Mike Walker’s stock options as a result of his retirement as CEO of the Company. Selling, general and administrative expenses as a percentage of revenues were 11.2% in 2012 and 11.7% in 2011.

Engineering and Product Development Expenses. For 2012, engineering and product development expenses increased by approximately $2.9 million, or 8.4%, to $37.5 million from $34.6 million in 2011. The increase was primarily due to additional personnel required to meet the demands of the higher backlog related to long-term projects. Engineering and product development expenses as a percentage of revenues decreased to 5.1% in 2012 from 5.8% in 2011.

Special Items. In October 2011, J. Mike Walker retired and stepped down from his positions as Chairman of the Board of Directors and Chief Executive Officer. Under the circumstances of Mr. Walker’s retirement, he was entitled to severance under his employment agreement with the Company. Pursuant to Mr. Walker’s employment agreement, the Company was obligated to pay Mr. Walker, among other things, his base salary and his annual bonus through his remaining employment period (October 27, 2014). In addition, stock options owned by Mr. Walker that were outstanding at the date of the termination of his employment were immediately vested. Accordingly, the Company recognized a pre-tax expense of $4.7 million during the fourth quarter of 2011. The amount includes base salary and bonus, including payroll taxes, which totaled $3.3 million. The acceleration of the vesting of his stock options increased pre-tax non-cash expenses by $1.4 million.

Interest Income. Interest income for 2012 was approximately $462,000 as compared to $419,000 in 2011. The Company keeps the majority of its short-term investments in funds that invest in U.S. Treasury obligations, which normally earn lower interest rates than money market funds.

Interest expense. Interest expense for 2012 was approximately $32,000 compared to $53,000 in 2011. The term credit agreement for Dril-Quip (Europe) Limited was paid in full in April 2011.

Income tax provision. Income tax expense for 2012 was $42.9 million on income before taxes of $162.1 million, resulting in an effective income tax rate of approximately 26.4%. Income tax expense in 2011 was $34.7 million on income before taxes of $130.0 million, resulting in an effective tax rate of approximately 26.7%.

On January 2, 2013, the “American Taxpayer Relief Act of 2012” extended the Research and Development tax credit retroactive to January 1, 2012 and was extended through December 31, 2013. The Research and Development credit for 2012 of $1.2 million will be recognized on the Company’s 2012 U.S. federal income tax return but will be recorded for financial statement purposes in the first quarter of 2013 in accordance with ASC 740, which requires that changes in tax laws are recorded when enacted.

Net Income. Net income was approximately $119.2 million in 2012 and $95.3 million in 2011, for the reasons set forth above.

Year ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. Revenues increased by $35.0 million, or approximately 6.2%, to $601.3 million in 2011 from $566.3 million in 2010. Product revenues increased by approximately $25.5 million for the year ended December 31, 2011 compared to the same period in 2010 as a result of increased revenues of $53.1 million in subsea equipment and $0.5 million in surface equipment, partially offset by a $28.1 million decrease in offshore rig equipment. The decrease in offshore rig equipment revenue was primarily due to the reduction in the number of long-term projects with offshore rig equipment components. Product revenues increased in the Eastern Hemisphere by $33.3 million and $0.9 million in Asia-Pacific, partially offset by a decrease in the Western Hemisphere of $8.7 million. Service revenues increased by approximately $9.5 million resulting from increased service revenues in the Eastern Hemisphere of $2.9 million, $5.6 million in Asia-Pacific and $1.0 million in the Western Hemisphere. The majority of the increases in service revenues related to increased technical advisory services and the rental of running and installation tools, slightly offset by decreases in reconditioning services.

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

Selling, General and Administrative Expenses. For 2011, selling, general and administrative expenses increased by approximately $9.4 million, or 15.4%, to $70.5 million from $61.1 million in 2010. The increase in selling, general and administrative expenses was primarily due to the effect of foreign currency transactions, increased personnel and related expenses, slightly offset by a decrease in stock options expense. The Company experienced approximately $3.5 million in foreign currency transaction losses during 2011 compared to approximately $1.4 million of gains during 2010. Stock option expense for 2011 totaled $4.5 million compared to $5.0 million in 2010. The stock option expense in 2011 excludes $1.4 million of non-cash expense due to the vesting of Mr. Walker’s stock options as a result of his retirement as CEO of the Company. The stock option expense in 2010 excludes of $2.0 million of non-cash expense due to the vesting of former Co-CEO Larry Reimert’s stock options as a result of his termination with the Company. These expenses are included in Special Items below. Selling, general and administrative expenses as a percentage of revenues were 11.7% in 2011 and 10.7% in 2010.

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

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (“Santo Credits”) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described in the immediately preceeding paragraph. The Company has objected to these assessments on the basis that they would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. The Company believes that these credits are valid and that success in the matter is probable. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.

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

Liquidity and Capital Resources

Cash flows provided by (used in) operations by type of activity were as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Operating activities	$(8,159)	$101,854	$107,160
Investing activities	(48,999)	(54,187)	(72,950)
Financing activities	12,257	5,098	14,634

	(44,901)	52,765	48,844
Effect of exchange rate changes on cash activities	3,516	(39)	(786)

Increase (decrease) in cash and cash equivalents	$(41,385)	$52,726	$48,058

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

During 2012, the Company used $8.2 million of cash from operations as compared to generating $101.9 million for 2011. Cash totaling approximately $159.9 was used during 2012 due to increases in operating assets and liabilities, compared to $20.7 million that was used during 2011. The increase in operating assets and liabilities during 2012 primarily reflected an increase in trade receivables of $81.6 million and an increase in inventory of $81.9 million. Trade receivables increased due to the growth of revenues in 2012 and an increase in unbilled revenues related to long-term projects. Inventory increased due to higher balances in work in progress and finished goods to accommodate the higher backlog requirements related to long-term projects. Trade accounts payable and accrued expenses were higher by approximately $4.1 million.

Capital expenditures by the Company were $50.8 million, $56.2 million and $74.8 million in 2012, 2011 and 2010, respectively. Capital expenditures in 2012, 2011 and 2010 included expanding manufacturing facilities in the Asia Pacific, Eastern and Western Hemispheres and increased expenditures on machinery and equipment and running tools due to expanded operations. The capital expenditures for 2012 were primarily $9.3 million for facilities, $26.9 million for machinery and equipment, $10.5 million for running tools and other expenditures of $4.1 million. Principal payments on debt were approximately $39,000, $269,000 and $679,000 in 2012, 2011 and 2010, respectively.

The following table presents long-term contractual obligations of the Company and the related payments in total and by year as of December 31, 2012:

	Payments due by year
Contractual Obligations	2013	2014	2015	2016	2017	After 2017	Total
	(In millions)
Operating lease obligations	$1.7	$0.9	$0.4	$0.2	$0.2	$1.7	$5.1

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

Backlog

Backlog consists of firm customer orders for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $881 million, $716 million and $627 million at December 31, 2012, 2011 and 2010, respectively. This represents an increase of approximately $165 million, or 23%, from 2011 to 2012 and an increase of approximately $254 million, or 41%, from 2010 to 2012. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petrobras, Brazil’s national oil company. At date of award exchange rates, the contract is valued at $650 million, net of Brazilian taxes, if all the equipment under contract is ordered. Amounts are included in the Company’s backlog as purchase orders under the contract are received. The Company’s December 31, 2012 backlog includes $105 million relating to the new Petrobras contract. Accordingly, the Company expects to fill approximately 66% of the December 31, 2012 backlog by December 31, 2013. The remaining backlog at December 31, 2012 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times.

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

Currency Risk

Through its subsidiaries, the Company conducts a portion of business in currencies other than the United States dollar, principally the British pound sterling (“GBP”) in the Eastern Hemisphere and the Brazilian real (“BRL”) in Brazil. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 2012, 2011 and 2010, the Company had, net of income taxes, transaction losses of $3.8 million, and $2.5 million, and a transaction gain of $1.0 million, respectively.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes the following accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition.

Product Revenue

The Company recognizes product revenues from two methods:

•	product revenues recognized under the percentage-of-completion method; and

•	product revenues from the sale of products that do not qualify for the percentage-of-completion method.

Revenues recognized under the percentage-of-completion method

The Company uses the percentage-of-completion method on long-term contracts that have the following characteristics:

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2012 and 2011, trade receivables included $62.1 million and $30.5 million of unbilled receivables, respectively. During 2012, there were 21 projects representing approximately 20% and 24% of the Company’s total revenues and product revenues, respectively, which were accounted for using percentage-of-completion accounting, compared to 18 projects during 2011 representing approximately 20% of the Company’s total revenues and 23% of product revenues, respectively.

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

Inventories. Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and slow-moving inventories of $30.4 million and $26.2 million as of December 31, 2012 and 2011, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

New Accounting Standards

In December 2011, the FASB issued ASU 2011-11, Balance Sheet—Disclosures about Offsetting Assets and Liabilities. This ASU was issued to alleviate some of the differences in presentation between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS) as to presentations showing gross versus netted amounts. Entities are required to disclose both gross and net information about instruments and transactions that are eligible for offset in the statements of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.

In January 2013, the FASB issued ASU 2013-11, Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. This ASU clarified that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 and ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. ASC 2013-01 and ASU 2011-1 will not have a material effect on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU amendment does not change the current requirement for reporting net income or other comprehensive income in financial statements. The amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statements where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirely in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts.

ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company will adopt this filing in the first quarter of 2013 and expects that it will only require additional disclosure.

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

The Company uses a sensitivity analysis model to measure the impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would have resulted in a decrease in revenues of approximately $34 million and a decrease in net income of approximately $11 million for 2012. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

BDO USA, LLP, the independent registered public accounting firm, which audited the consolidated financial statements included in the Annual Report on Form 10-K, has also issued an attestation on our internal control over financial reporting, and their report is set forth on page 45.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dril-Quip, Inc.

Houston, Texas

We have audited Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dril-Quip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 8. Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Dril-Quip, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Dril-Quip, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dril-Quip, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Houston, Texas

February 28, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dril-Quip, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dril-Quip, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Houston, Texas

February 28, 2013

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenues:
Products	$610,218	$511,650	$486,050
Services	122,813	89,692	80,201

Total revenues	733,031	601,342	566,251
Cost and expenses:
Cost of sales:
Products	384,513	303,995	272,619
Services	67,153	57,853	49,988

Total cost of sales	451,666	361,848	322,607
Selling, general and administrative	82,218	70,510	61,069
Engineering and product development	37,455	34,626	29,202
Special items	—	4,719	14,660

Total costs and expenses	571,339	471,703	427,538

Operating income	161,692	129,639	138,713
Interest income	462	418	321
Interest expense	(32)	(53)	(131)

Income before income taxes	162,122	130,004	138,903
Income tax provision	42,913	34,737	36,677

Net income	$119,209	$95,267	$102,226

Earnings per common share:
Basic	$2.96	$2.38	$2.57

Diluted	$2.94	$2.36	$2.55

Weighted average common shares outstanding:
Basic	40,332	40,071	39,828

Diluted	40,523	40,322	40,060

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$119,209	$95,267	$102,226
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,613	(9,126)	(1,191)

Total comprehensive income	$123,822	$86,141	$101,035

The accompanying notes are an integral part of these condensed consolidated financial statements

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$257,191	$298,576
Trade receivables, net	263,213	180,095
Inventories, net	362,181	277,802
Deferred income taxes	23,838	23,868
Prepaids and other current assets	17,965	18,961

Total current assets	924,388	799,302
Property, plant and equipment, net	295,982	274,599
Other assets	11,077	11,957

Total assets	$1,231,447	$1,085,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,302	$35,580
Current maturities of long-term debt	—	57
Accrued income taxes	5,604	5,447
Customer prepayments	86,313	76,610
Accrued compensation	14,620	12,584
Other accrued liabilities	20,250	20,722

Total current liabilities	155,089	151,000
Deferred income taxes	9,926	9,614

Total liabilities	165,015	160,614

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,475,061 and 40,175,426 issued and outstanding at December 31, 2012 and 2011	405	402
Additional paid-in capital	179,868	162,505
Retained earnings	899,989	780,780
Accumulated other comprehensive gains (losses)	(13,830)	(18,443)

Total stockholders’ equity	1,066,432	925,244

Total liabilities and stockholders’ equity	$1,231,447	$1,085,858

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating activities
Net income	$119,209	$95,267	$102,226
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,224	23,013	20,875
Stock-based compensation expense	5,748	4,542	4,960
Loss (gain) on sale of equipment	239	(116)	(214)
Deferred income taxes	338	(1,512)	(1,933)
Special items—non-cash	—	1,351	1,979
Changes in operating assets and liabilities:
Trade receivables, net	(81,566)	(22,699)	(28,746)
Inventories, net	(81,884)	(37,490)	7,257
Prepaids and other assets	895	(1,192)	(6,468)
Excess tax benefits of stock option exercises	(1,487)	(1,172)	(2,770)
Accounts payable and accrued expenses	4,125	41,862	9,994

Net cash provided by (used in) operating activities	(8,159)	101,854	107,160
Investing activities
Purchase of property, plant, and equipment	(50,773)	(56,213)	(74,815)
Proceeds from sale of equipment	1,774	2,026	1,865

Net cash used in investing activities	(48,999)	(54,187)	(72,950)
Financing activities
Principal payments on debt	(39)	(269)	(679)
Proceeds from exercise of stock options	10,809	4,195	12,543
Excess tax benefits of stock option exercises	1,487	1,172	2,770

Net cash provided by financing activities	12,257	5,098	14,634
Effect of exchange rate changes on cash	3,516	(39)	(786)

Increase (decrease) in cash and cash equivalents	(41,385)	52,726	48,058
Cash and cash equivalents at beginning of year	298,576	245,850	197,792

Cash and cash equivalents at end of year	$257,191	$298,576	$245,850

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance at December 31, 2009	$396	$129,528	$583,287	$(8,126)	$705,085

Foreign currency translation adjustment				(1,191)	(1,191)
Net income			102,226		102,226

Comprehensive income					101,035
Options exercised (383,222 shares)	4	12,539			12,543
Stock-based compensation		4,960			4,960
Special items—stock-based compensation		1,979			1,979
Excess tax benefits—stock options		2,412			2,412

Balance at December 31, 2010	400	151,418	685,513	(9,317)	828,014

Foreign currency translation adjustment				(9,126)	(9,126)
Net income			95,267		95,267

Comprehensive income					86,141
Options exercised (133,680 shares)	2	4,193			4,195
Stock-based compensation		4,544			4,544
Special items—stock-based compensation		1,351			1,351
Excess tax benefits—stock options		999			999

Balance at December 31, 2011	402	162,505	780,780	(18,443)	925,244

Foreign currency translation adjustment				4,613	4,613
Net income			119,209		119,209

Comprehensive income					123,822
Options exercised and awards vested (299,635 shares)	3	10,806			10,809
Stock-based compensation		5,750			5,750
Excess tax benefits—stock options		807			807

Balance at December 31, 2012	$405	$179,868	$899,989	$(13,830)	$1,066,432

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

Trade Receivables

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience combined with a specific review of each customer’s outstanding trade receivable balance. Management believes that the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance. The following is a summary of activity relating to the allowance for doubtful accounts for the years ended December 31, 2010, 2011 and 2012:

In thousands
Balance at December 31, 2009	$2,667
Charges to costs and expenses	455
Recoveries/write-offs	(1,671)

Balance at December 31, 2010	1,451
Charges to costs and expenses	410
Recoveries/write-offs	(701)

Balance at December 31, 2011	1,160
Charges to costs and expenses	1,469
Recoveries/write-offs	(516)

Balance at December 31, 2012	$2,113

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and slow-moving inventories. Inventory reserves of $30.4 million and $26.2 million were recorded as of December 31, 2012 and 2011, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to be generated by the asset, an impairment charge is recognized by reflecting the asset at its fair value. No impairments of long-lived assets were recorded in 2012, 2011 or 2010.

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

The Company recognizes product revenues from two methods:

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2012 and 2011, receivables included $62.1 million and $30.5 million of unbilled receivables, respectively. For the year ended December 31, 2012, there were 21 projects representing approximately 20% of the Company’s total revenues and approximately 24% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 18 projects during 2011 which represented 20% of the Company’s total revenue and 23% of its product revenues.

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

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange gains (losses) were approximately $(3.8) million in 2012, $(2.5) million in 2011, and $1.0 million in 2010, net of income taxes. These amounts are included in selling, general and administrative costs in the Consolidated Statements of Income on a pre-tax basis.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed considering the dilutive effect of stock options and awards using the treasury stock method.

3. New Accounting Standards

In December 2011, the FASB issued ASU 2011-11, Balance Sheet—Disclosures about Offsetting Assets and Liabilities. This ASU was issued to alleviate some of the differences in presentation between U.S. generally accepted accounting principals (GAAP) and International Financial Reporting Standards (IFRS) as to presentations showing gross versus netted amounts. Entities are required to disclose both gross and net information about instruments and transactions that are eligible for offset in the statements of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.

In January 2013, the FASB issued ASU 2013-11, Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. This ASU clarified that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 and ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. ASC 2013-01 and ASU 2011-1 will not have a material effect on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU amendment does not change the current requirement for reporting net income or other comprehensive income in financial statements. The amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statements where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirely in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts.

ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company will adopt this filing in the first quarter of 2013 and expects it to only impact disclosures.

4. Inventories

Inventories consist of the following:

	December 31,
	2012	2011
	(In thousands)
Raw materials and supplies	$86,007	$48,240
Work in progress	97,379	75,690
Finished goods	209,221	180,100

	392,607	304,030
Less: allowance for obsolete and excess inventory	(30,426)	(26,228)

Total	$362,181	$277,802

Summary of allowance for excess and slow-moving inventory:

In thousands
Balance at December 31, 2009	$24,201
Charges to costs and expenses	1,933
Write-offs of inventory	(1,186)

Balance at December 31, 2010	24,948
Charges to costs and expenses	2,888
Write-offs of inventory	(1,608)

Balance at December 31, 2011	26,228
Charges to costs and expenses	4,651
Write-offs of inventory	(453)

Balance at December 31, 2012	$30,426

5. Property, Plant and Equipment

Property, plant and equipment consists of:

	Estimated Useful Lives	December 31,
		2012	2011
		(In thousands)
Land and improvements	10-25 years	$26,650	$26,034
Buildings	15-40 years	185,559	177,428
Machinery, equipment and other	3-10 years	288,829	250,239

		501,038	453,701
Less accumulated depreciation		(205,056)	(179,102)

Total		$295,982	$274,599

6. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2012	2011
	(In thousands)
Bank financing	$—	$—
Equipment financing agreements	—	57

	—	57
Less current portion	—	(57)

Total	$—	$—

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

Interest paid on long-term debt for the years ended December 31, 2012, 2011 and 2010 was $-0-, $1,000 and $8,500 respectively.

7. Income Taxes

In accordance with ASC 740-10, the Company is required to recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The standard provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2012, which are the years ended December 31, 2006 through December 31, 2012. The Company has occasionally been assessed interest or penalties by major tax jurisdictions; these assessments historically have not materially impacted the Company’s financial results. Interest expense assessed by tax jurisdictions is included with interest expense and assessed penalties are included in selling, general and administrative expenses.

Income before income taxes consisted of the following:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Domestic	$65,271	$45,159	$70,702
Foreign	96,851	84,845	68,201

Total	$162,122	$130,004	$138,903

The income tax provision (benefit) consists of the following:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$20,033	$13,127	$25,122
Foreign	22,542	23,122	13,488

Total current	42,575	36,249	38,610

Deferred:
Federal	440	(891)	(3,232)
Foreign	(102)	(621)	1,299

Total deferred	338	(1,512)	(1,933)

Total	$42,913	$34,737	$36,677

The difference between the effective income tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	Year ended December 31,
	2012	2011	2010
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	(5.5)	(5.2)	(5.7)
Foreign development tax incentive	(1.6)	(0.3)	(0.8)
Manufacturing benefit	(1.2)	(1.3)	(1.4)
Other	(0.3)	(1.5)	(0.7)

Effective income tax rate	26.4%	26.7%	26.4%

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

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Inventory	$9,846	$8,548
Inventory reserve	7,079	6,541
Allowance for doubtful accounts	430	72
Reserve for accrued liabilities	183	805
Stock options	4,242	5,054
Other	2,058	2,848

Total deferred tax assets	23,838	23,868
Deferred tax liability:
Property, plant and equipment	(9,926)	(9,614)

Net deferred tax asset	$13,912	$14,254

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. The estimate of undistributed earnings of the Company’s foreign subsidiaries amounted to $447 million as of December 31, 2012. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

On January 2, 2013, the “American Taxpayer Relief Act of 2012” extended the Research and Development tax credit retroactive to January 1, 2012 and was extended through December 31, 2013. The Research and Development credit for 2012 of $1.2 million will be recognized on the Company’s 2012 U.S. federal income tax return but will be recorded for financial statement purposes in the first quarter of 2013 in accordance with ASC 740.

The Company paid $37.9 million, $31.9 million and $34.1 million in income taxes in 2012, 2011 and 2010, respectively.

8. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2012	2011
	(In thousands)
Payroll taxes	$2,933	$2,817
Property, sales and other taxes	5,166	5,297
Commissions payable	1,497	1,657
Accrued vendor costs	7,013	7,335
Other	3,641	3,616

Total	$20,250	$20,722

9. Employee Benefit Plans

The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense was $4.4 million, $4.0 million and $2.8 million in 2012, 2011 and 2010, respectively.

10. Commitments and Contingencies

The Company leases certain offices, shop and warehouse facilities, automobiles and equipment. Total lease expense incurred was $2.9 million, $3.7 million and $3.3 million in 2012, 2011 and 2010, respectively. Future annual minimum lease commitments at December 31, 2012 are as follows: 2013—$1.7 million; 2014—$900,000; 2015—$445,000, 2016—$220,000; 2017—$192,000; and thereafter—$1.7 million.

In November 2007, the Company entered into a lease agreement in Singapore for approximately 11 acres of vacant land. The lease term is 30 years but with an additional extension of 13 years on certain conditions. The lease term is 30 years and the Company elected to make a lump sum payment for that initial 30-year term. Also, the Company has been granted the right to an additional 13 year extension of the lease as a result of making certain investments in machinery, leasehold improvements and buildings.

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

The Company was named, along with other unaffiliated defendants, in both class action and other lawsuits arising from the Deepwater Horizon incident. The actions filed against the Company were consolidated, along with hundreds of other lawsuits not directly naming the Company, in the multi-district proceeding In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010 (“MDL Proceeding”). The lawsuits generally allege, among other things, violation of state and federal environmental and other laws and regulations, negligence, gross negligence, strict liability, personal injury and/or property damages and generally seek awards of unspecified economic, compensatory and punitive damages and/or declaratory relief.

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

Additional lawsuits may be filed and additional investigations may be launched in the future. An adverse outcome with respect to any of these lawsuits or investigations, or any lawsuits or investigations that may arise in the future, could have a material adverse effect on the Company’s results of operations. The Company intends to continue to vigorously defend any litigation, fine and/or penalty relating to the Deepwater Horizon incident. The Company does not believe this litigation will have a material impact and accordingly, no liability has been accrued in conjunction with these matters.

At the time of the Deepwater Horizon incident, the Company had a general liability insurance program with an aggregate coverage limit of $100 million for claims with respect to property damage, injury or death and pollution. The coverage was increased to $200 million in October 2010. The insurance policies may not cover all potential claims and expenses relating to the Deepwater Horizon incident. In addition, the Company’s policies may not cover fines, penalties or costs and expenses related to government-mandated clean up of pollution. The Company has received a “reservation of rights” letter from its insurer. This letter details the insurer’s obligation under the current policy and the insurer’s interpretation of key provisions within the policy relating to any claims arising out of the Deepwater Horizon incident. The incident may also lead to further tightening of the availability of insurance coverage. If liability limits are increased or the insurance market becomes more restricted, the risks and costs of conducting offshore exploration and development activities may increase, which could materially impact the Company’s results of operations.

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

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (“Santo Credits”) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described in the immediately preceeding paragraph. The Company has objected to this assessment as it would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. The Company believes that these credits are valid and that success in the matter is probable. Based upon this analysis the Company has not accrued any liability in conjunction with this matter.

Since 2007, the Company’s Brazilian subsidiary has paid taxes on the importation of goods directly to the State of Rio de Janeiro and the Company does not expect any similar issues to exist for periods subsequent to 2007.

ATP Bankruptcy

The Company has entered into several contracts with ATP Oil & Gas Corporation (“ATP”). In August 2012, ATP filed for bankruptcy in the U.S Bankruptcy Court in the Southern District of Texas. At December 31, 2012, the Company had $1.4 million of receivables owed by ATP or its subsidiaries and $4.3 million in customer prepayments from ATP. The Company has not provided for any losses due to the ATP bankruptcy filings as of December 31, 2012.

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

11. Stockholders’ Equity

Under a Stockholder Rights Plan adopted by the Board of Directors on November 24, 2008, each share of common stock includes one right to purchase from the Company a unit consisting of one one-hundredth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock at a specific purchase price per Fractional Share, subject to adjustment in certain events. The rights will cause substantial dilution to any person or group that attempts to acquire the Company without the approval of the Company’s Board of Directors.

12. Geographic Areas

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Revenues:
Western Hemisphere
Products	$298,853	$265,029	$273,747
Services	68,938	37,531	36,587
Intercompany	65,803	73,290	50,447

Total	$433,594	$375,850	$360,781

Eastern Hemisphere
Products	$196,328	$164,135	$130,764
Services	37,307	33,320	30,435
Intercompany	4,065	3,680	2,489

Total	$237,700	$201,135	$163,688

Asia-Pacific
Products	$115,037	$82,486	$81,539
Services	16,568	18,841	13,179
Intercompany	968	3,026	2,488

Total	$132,573	$104,353	$97,206

Summary
Products	$610,218	$511,650	$486,050
Services	122,813	89,692	80,201
Intercompany	70,836	79,996	55,424
Eliminations	(70,836)	(79,996)	(55,424)

Total	$733,031	$601,342	$566,251

Income (loss) before income taxes
Western Hemisphere	$76,771	$66,782	$63,987
Eastern Hemisphere	44,904	41,453	29,773
Asia-Pacific	33,478	22,891	35,071
Eliminations	6,969	(1,122)	10,072

Total	$162,122	$130,004	$138,903

Total Long-Lived Assets
Western Hemisphere	$215,340	$196,380	$179,392
Eastern Hemisphere	36,194	34,927	36,924
Asia-Pacific	58,484	58,058	46,535
Eliminations	(2,959)	(2,809)	(2,549)

Total	$307,059	$286,556	$260,302

Total Assets
Western Hemisphere	$727,242	$666,915	$593,648
Eastern Hemisphere	275,868	229,043	185,903
Asia-Pacific	261,319	209,143	191,715
Eliminations	(32,982)	(19,243)	(22,715)

Total	$1,231,447	$1,085,858	$948,551

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

In 2012 and 2011, one customer, Petrobras, accounted for approximately 12% and 15% respectively, of the Company’s revenues. In 2010 one customer, Keppel Fels, accounted for approximately 13% of the Company’s total revenues.

13. Stock Options and Awards

Stock Options

On September 19, 1997, the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan (as amended, the “1997 Plan”) and the Company reserved 3,400,000 shares of Common Stock for use in connection with the 1997 Plan. During 2001, the Company reserved an additional 1,400,000 shares for use in connection with the 1997 Plan. Some options remain outstanding under the 1997 Plan as the last grants were made in 2003; however, no additional grants will be awarded under this plan. On May 13, 2004, the Company’s stockholders approved the 2004 Incentive Plan of Dril-Quip, Inc. (the “2004 Plan”), which reserved up to 2,696,294 shares of Common Stock to be used in connection with the 2004 Plan. Persons eligible for awards under the 1997 Plan and 2004 Plan are employees holding positions of responsibility with the Company or any of its subsidiaries and members of the Board of Directors. Options granted under the 1997 Plan and the 2004 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant.

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

On October 28, 2011 and 2010, the Company granted options to purchase 213,000 and 237,484 shares, respectively, of Common Stock pursuant to the 2004 Plan to certain officers and employees. There were no stock options granted in 2012. The following table presents the assumptions used in the option pricing model.

	2011	2010
Expected life (years)	6.0	5.8
Volatility	49.5%	50.1%
Risk-free interest rate	1.13%	1.23%
Dividend yield	0.0%	0.0%
Fair value of each option	$32.38	$31.76

Option activity for the year ended December 31, 2012 was as follows:

	Number of Options	Weighted Average Price	Aggregate intrinsic value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011	1,085,906	$49.50
Granted	—	—
Exercised	(280,969)	38.47
Forfeited	(53,250)	61.90

Outstanding at December 31,2012	751,687	$52.74	$15.3	6.72

Exercisable at December 31,2012	498,878	$46.46	$13.3	5.96

The total intrinsic value of stock options exercised in 2012, 2011 and 2010 was $7.6 million, $4.9 million and $13.1 million, respectively. The income tax benefit realized from stock options exercised was $2.7 million for the year ended December 31, 2012.

Stock-based compensation is recognized as selling, general and administrative expense in the accompanying Consolidated Statements of Income. During the years ended December 31, 2012, 2011 and 2010, stock-based compensation expense for stock option exercises totaled $3.8 million, $4.5 million and $5.0 million, respectively. Stock option expense for 2011 excludes $1.4 million of non-cash expense due to the vesting of Mr. J. Mike Walker’s stock options as a result of his retirement. Stock option expense for 2010 excludes $2.0 million of non-cash expense due to the vesting of Mr. Larry E. Reimert’s stock options as a result of his termination with the Company. These expenses for early vesting are included in Special items on the Consolidated Statements of Income and discussed in Note 15 of Notes to Consolidated Financial Statements. No stock-based compensation expense was capitalized during 2012, 2011 or 2010.

Options granted to employees vest over four years and the Company recognizes compensation expense on a straight-line basis over the vesting period of the options. At December 31, 2012, there was $7.2 million of total unrecognized compensation expense related to nonvested stock options. This expense is expected to be recognized over a weighted average of 1.60 years.

Restricted Stock Awards

On December 8, 2011 pursuant to the 2004 Plan, the Company awarded certain officers and key employees restricted share awards (“RSA”), which is an award of common stock subject to time vesting. In May 2012, the Board of Directors amended the 2004 Plan to include non-employee directors as eligible for restricted stock awards. Restricted shares issued under this plan are restricted as to transference, sale and other disposition. These restrictions vest ratably over a 3-year period. The restrictions may also lapse in case of a change of control. Upon termination, whether voluntary or involuntary, the shares on which restrictions have not lapsed will be returned to the Company resulting in stock forfeitures. The fair market value of the stock on the date of grant is amortized and charged to selling, general and administrative expense over the stipulated time period over which the restrictions lapse on a straight-line basis, net of estimated forfeitures.

On May 10, 2012, the three non-employee members of the Board of Directors were awarded an aggregate of 4,800 RSAs. The terms and conditions are substantially the same as the shares awarded in December 2011 to the officers. The awards were valued at $65.34 which represents the closing price on the date of the grant. On October 26, 2012, the Company awarded 84,250 RSAs to key employees and 4,800 to non-employee members of the Board of Directors. The shares were valued at $69.55 which is the closing price on the date of the grant.

On November 15, 2012 the Company awarded 1,600 RSAs to its newly elected director. These shares were valued at the closing price of $67.56 on the date of grant. The newly awarded shares will vest on the same time period as the RSAs granted on October 26, 2012.

The Company’s RSA activity and related information is presented below:

	RSA Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2011	60,000	$69.59
Granted	95,450	69.34
Vested	(18,666)	69.59
Forfeited	(4,000)	69.59

Nonvested balance at December 31, 2012	132,784	$69.41

Restricted stock awards compensation expense for the year ended December 31, 2012 totaled $1.7 million and $87,000 for 2011. There were no grants or expense in 2010. Total income tax benefit recognized in net income for restricted stock awards was $460,000. As of December 31, 2012, there was $8.6 million of total unrecognized compensation cost related to non-vested RSAs, which is expected to be recognized over a weighted average period of 1.75 years.

Performance Unit Awards

On October 26, 2012, the Company awarded 46,350 performance unit awards (“Performance Units”) pursuant to the 2004 Plan to certain officers and key employees. The Performance Units were valued based on a Monte Carlo simulation at $84.66 which is approximately 121% of the grant share price. Under the plan, participants may earn from 0% to 200% of their target award based upon the Company’s relative total share return (“TSR”) to the 15 component companies of the Philadelphia Oil Service Index (“OSX index”). Each year on October 1, the Company’s TSR will be calculated and compared to the OSX Index. Based upon the result, the compensation expense for the remainder of the period will be adjusted accordingly. The TSR is calculated over a 3-year period from October 1, 2012 to September 30, 2015 and assumes reinvestment of dividends for companies within the index that pay dividends, which Dril-Quip does not. Assumptions used in the Monte Carlo simulation are as follows:

Grant date	October 26, 2012
Performance period	October 1, 2012 to September 30, 2015
Volatility	40.2%
Risk-free interest rate	0.40%
Grant date price	$69.55

The Company’s Performance Unit activity and related information is presented below:

	Number of Performance Units	Weighted Average Grant Date Fair Value Per Performance Unit
Nonvested balance at December 31, 2011	—	$—
Granted	46,350	84.66
Vested	—	—
Forfeited	—	—

Nonvested balance at December 31, 2012	46,350	$84.66

Performance Unit compensation expense for the year ended December 31, 2012 totaled $235,000 and none for 2011. Total income tax benefit recognized in net income for Performance Units was $82,000. As of December 31, 2012, there was $3.7 million (based on 100% result rate) of total unrecognized compensation expense related to non-vested Performance Units which is to be recognized over a weighted average period of 1.88 years.

The following table summarizes information for equity compensation plans in effect as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	751,687	$52.74	871,698
Equity compensation plans not approved by stockholders	—	not applicable	—

Total	751,687	$52.74	871,698

(1)	Excludes 132,784 shares of unvested restricted stock awards and 46,350 of unvested performance units, which were granted pursuant to the 2004 Plan approved by the stockholders.

14. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation.

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Net income	$119,209	$95,267	$102,226

Weighted average basic common shares outstanding	40,332	40,071	39,828
Effect of dilutive securities—stock options and awards	191	251	232

Total shares and dilutive securities	40,523	40,322	40,060

Basic earnings per common share	$2.96	$2.38	$2.57

Diluted earnings per common share	$2.94	$2.36	$2.55

Antidilutive stock options and awards	409	277	284

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

16. Stock Repurchase Plan

On June 18, 2012, the Company’s Board of Directors approved a stock repurchase plan of up to $100 million of the Company’s common stock. As of December 31, 2012, no shares of common stock had been repurchased. The repurchase plan has no expiration date and all shares purchased are expected to be cancelled.

17. Quarterly Results of Operations (Unaudited):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
	(Unaudited)
2012
Revenues	$177,124	$176,570	$190,860	$188,477
Cost of sales	107,050	108,325	121,821	114,470
Gross profit	70,074	68,245	69,039	74,007
Operating income	40,032	41,349	38,723	41,588
Net income	28,797	29,803	29,657	30,952
Earnings per share:
Basic(1)	$0.72	$0.74	$0.73	$0.77
Diluted(1)	0.71	0.74	0.73	0.76
2011
Revenues	$137,667	$136,994	$155,035	$171,646
Cost of sales	80,113	82,000	96,487	103,248
Gross profit	57,554	54,994	58,548	68,398
Operating income	30,595	30,428	31,776	36,840
Net income	21,672	22,208	23,263	28,124
Earnings per share:
Basic(1)	$0.54	$0.55	$0.58	$0.70
Diluted(1)	0.54	0.55	0.58	0.70

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 44 of this Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2013 Proxy Statement”) for its annual meeting of stockholders to be held on May 16, 2013, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2013 Proxy Statement, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2013 Proxy Statement, which sections are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2013 Proxy Statement, which section is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Public Accounting Firm—Fees” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2013 Proxy Statement, which sections are incorporated herein by reference.

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

(a)(3) Exhibits

Dril-Quip will furnish any exhibit to a stockholder upon payment by the stockholder of the Company’s reasonable expenses to furnish the exhibit.

Exhibit No.	Description

*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed January 17, 2012).

*4.1	—	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.2 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.2	—	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

*+10.1	—	Employment Agreement between the Company and Mr. DeBerry (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.2	—	Employment Agreement between the Company and Mr. Gariepy (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.3	—	Employment Agreement between the Company and Mr. Brooks (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

Exhibit No.	Description

*+10.4	—	Employment Agreement between the Company and Mr. Webster (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.5	—	Amended and Restated 2004 Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on April 6, 2012).

*+10.6	—	Short-Term Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit B to the Company’s Proxy Statement filed on April 6, 2012).

*+10.7	—	Form of Standard Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2008).

*+10.8	—	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.9	—	Form of Restricted Stock Award Agreement for Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2012).

+10.10	—	Summary of Executive Officer and Non-employee Director Compensation.

*10.11	—	Contract for Goods and Services dated August 20, 2012 between Petroleo Brasileiro S.A. and Dril-Quip, do Brasil LTDA (English translation) (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed on November 8, 2012).

*+10.12	—	2012 Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on October 19, 2012).

*+10.13	—	Form of Indemnification Agreement (incorporated herein by reference to the Company’s Current Report on Form 8K/A on January 18, 2012).

21.1	—	Subsidiaries of the Registrant

23.1	—	Consent of BDO USA, LLP.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Blake T. DeBerry.

32.2	—	Section 1350 Certification of Jerry M. Brooks.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Schema Document

101.CAL	—	XBRL Calculation Document

101.DEF	—	XBRL Definition Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2013.

DRIL-QUIP, INC.

By:	/s/ BLAKE T. DEBERRY
Blake T. DeBerry President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ JOHN V. LOVOI JOHN V. LOVOI	Chairman of the Board	February 28, 2013

/s/ BLAKE T. DEBERRY BLAKE T. DEBERRY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/s/ JERRY M. BROOKS JERRY M. BROOKS	Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013

/s/ L.H. DICK ROBERTSON L.H. DICK ROBERTSON	Director	February 28, 2013

/s/ A.P. SHUKIS A.P. SHUKIS	Director	February 28, 2013

/s/ TERENCE B. JUPP TERENCE B. JUPP	Director	February 28, 2013