Form 10-Q
period 2013-03-31
DRIL-QUIP INC
filed 2013-05-03
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of April 26, 2013, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 40,588,311.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	December 31, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$318,974	$257,191
Trade receivables, net	212,099	263,213
Inventories, net	368,307	362,181
Deferred income taxes	24,810	23,838
Prepaids and other current assets	17,984	17,965

Total current assets	942,174	924,388
Property, plant and equipment, net	299,041	295,982
Other assets	10,725	11,077

Total assets	$1,251,940	$1,231,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,476	$28,302
Accrued income taxes	13,135	5,604
Customer prepayments	58,023	86,313
Accrued compensation	12,795	14,620
Other accrued liabilities	22,389	20,250

Total current liabilities	144,818	155,089
Deferred income taxes	9,829	9,926

Total liabilities	154,647	165,015

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,548,436 and 40,475,061 shares issued and outstanding at March 31, 2013 and December 31, 2012	405	405
Additional paid-in capital	185,511	179,868
Retained earnings	939,830	899,989
Accumulated other comprehensive gains (losses)	(28,453)	(13,830)

Total stockholders’ equity	1,097,293	1,066,432

Total liabilities and stockholders’ equity	$1,251,940	$1,231,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2013	2012
	(In thousands, except per share data)
Revenues:
Products	$160,485	$149,706
Services	32,670	27,418

Total revenues	193,155	177,124
Cost and expenses:
Cost of sales:
Products	96,673	92,123
Services	19,655	14,927

Total cost of sales	116,328	107,050
Selling, general and administrative	15,629	20,432
Engineering and product development	9,021	9,610

Total costs and expenses	140,978	137,092

Operating income	52,177	40,032
Interest income	116	103
Interest expense	(14)	(5)

Income before income taxes	52,279	40,130
Income tax provision	12,437	11,333

Net income	$39,842	$28,797

Earnings per common share:
Basic	$0.98	$0.72

Diluted	$0.98	$0.71

Weighted average common shares outstanding:
Basic	40,529	40,184

Diluted	40,713	40,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
	2013	2012
	(In thousands)
Net income	$39,842	$28,797
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14,623)	8,625

Total comprehensive income	$25,219	$37,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three months ended March 31,
	2013	2012
	(In thousands)
Operating activities
Net income	$39,842	$28,797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,001	6,058
Stock-based compensation expense	2,091	1,460
Loss on sale of equipment	—	(2)
Deferred income taxes	(1,142)	(334)
Changes in operating assets and liabilities:
Trade receivables, net	46,162	(8,152)
Inventories, net	(11,683)	(25,337)
Prepaids and other assets	434	(2,640)
Excess tax benefits of stock option exercises	(606)	(53)
Trade accounts payable and accrued expenses	(7,116)	(1,281)

Net cash provided by (used in) operating activities	74,983	(1,484)
Investing activities
Purchase of property, plant and equipment	(12,070)	(13,867)
Proceeds from sale of equipment	166	157

Net cash used in investing activities	(11,904)	(13,710)
Financing activities
Proceeds from exercise of stock options	3,067	491
Excess tax benefits of stock option exercises	606	53

Net cash provided by financing activities	3,673	544
Effect of exchange rate changes on cash activities	(4,969)	1,562

Increase (decrease) in cash and cash equivalents	61,783	(13,088)
Cash and cash equivalents at beginning of period	257,191	298,576

Cash and cash equivalents at end of period	$318,974	$285,488

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2013 and the results of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations, comprehensive income and the cash flows for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, inventories and contingent liabilities as discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Revenue Recognition

Product Revenue

The Company earns product revenues from two methods:

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

Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At March 31, 2013 and December 31, 2012, receivables included $54.3 million and $62.1 million of unbilled receivables, respectively. For the quarter ended March 31, 2013, there were 14 projects representing approximately 19% of the Company’s total revenue and approximately 22% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 13 projects during the first quarter of 2012, which represented approximately 17% of the Company’s total revenues and approximately 20% of its product revenues. During 2012, there were 21 projects representing approximately 20% of the Company’s total revenues and approximately 24% of its product revenues.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed considering the dilutive effect of stock options and awards using the treasury stock method.

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

	Three months ended March 31,
	2013	2012
	(In thousands)
Number of common shares outstanding at end of period—basic	40,548	40,187
Effect of using weighted average common shares outstanding	(19)	(3)

Weighted average basic common shares outstanding—basic	40,529	40,184
Dilutive effect of common stock options and awards	184	227

Weighted average diluted common shares outstanding—diluted	40,713	40,411

3.	New Accounting Standards

In February 2013 the FASB issued ASU 2013-02 Comprehensive Income (Topic 220) Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statements where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The statement is effective for reporting periods beginning after December 15, 2012. The Company adopted this statement for the reporting period ended March 31, 2013. The Company’s balance in accumulated other comprehensive gains (losses) is comprised solely of cumulative translation adjustments and no amounts were reclassified to the income statement during the quarter ended March 31, 2013.

4.	Stock-Based Compensation and Stock Awards

During the three months ended March 31, 2013 and 2012, the Company recognized approximately $2.1 million and $1.5 million, respectively, of stock-based compensation expense. Stock-based compensation expense is included in the selling, general and administrative expense line of the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three months ended March 31, 2013 or 2012. Except for a deminimus amount, there were no stock options or awards granted in the first quarter of 2013. There were no stock options or awards granted in the first quarter of 2012. Refer to Note 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding stock-based compensation plans.

5.	Inventories

Inventories consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Raw materials	$87,434	$86,007
Work in progress	110,474	97,379
Finished goods	200,079	209,221

	397,987	392,607
Less: allowance for obsolete and excess inventory	(29,680)	(30,426)

Total inventory	$368,307	$362,181

6.	Geographic Areas

	Three months ended March 31,
	2013	2012
	(In thousands)
Revenues:
Western Hemisphere
Products	$99,729	$67,692
Services	15,629	15,760
Intercompany	12,387	17,458

Total	$127,745	$100,910

Eastern Hemisphere
Products	$37,833	$58,652
Services	12,167	8,522
Intercompany	155	3,926

Total	$50,155	$71,100

Asia-Pacific
Products	$22,923	$23,362
Services	4,874	3,136
Intercompany	131	25

Total	$27,928	$26,523

Summary
Products	$160,485	$149,706
Services	32,670	27,418
Intercompany	12,673	21,409
Eliminations	(12,673)	(21,409)

Total	$193,155	$177,124

Income before income taxes:
Western Hemisphere	$24,946	$19,321
Eastern Hemisphere	17,008	13,154
Asia-Pacific	9,691	4,445
Eliminations	634	3,210

Total	$52,279	$40,130

	March 31, 2013	December 31, 2012
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$217,347	$215,340
Eastern Hemisphere	35,967	36,194
Asia-Pacific	59,411	58,484
Eliminations	(2,959)	(2,959)

	$309,766	$307,059

Total Assets:
Western Hemisphere	$739,999	$727,242
Eastern Hemisphere	269,341	275,868
Asia-Pacific	256,127	261,319
Eliminations	(13,527)	(32,982)

	$1,251,940	$1,231,447

7.	Commitments and Contingencies

Deepwater Horizon Incident

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP Exploration & Production, Inc. (“BP”), sank after an explosion and fire that began on April 20, 2010. The Company’s wellhead and certain of its other equipment were in use on the Deepwater Horizon at the time of the incident. The Company was named in both class action and other lawsuits arising from the Deepwater Horizon incident that were consolidated in the multi-district proceeding In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010 (“MDL Proceeding”). On January 20, 2012, the judge presiding over the MDL Proceeding issued an order that granted the Company’s Motion for Summary Judgment and dismissed all claims asserted against the Company in those proceedings with prejudice. On April 9, 2012, the judge issued an order granting a final judgment in favor of the Company with respect to the court’s prior order that granted the Company’s Motion for Summary Judgment.

One of the lawsuits against the Company consolidated in the MDL Proceeding was a personal injury lawsuit initially filed in a Texas state court for which the plaintiff has filed a motion to remand the lawsuit back to the Texas state court. If that lawsuit is remanded to the Texas state court, the Company intends to vigorously defend that lawsuit and does not believe it will have a material impact. Accordingly, no liability has been accrued in conjunction with this matter.

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

In August 2007, the State of Rio de Janeiro served the Company’s Brazilian subsidiary with assessments to collect a state tax on the importation of goods through the State of Espirito Santo from 2002 to 2007 claiming that these taxes were due and payable to it under applicable law. The Company settled these assessments with payments to the State of Rio de Janeiro of $12.2 million in March 2010 and $3.9 million in December 2010. Approximately $7.8 million of these settlement payments were attributable to penalties, interest and amounts that had expired under the statute of limitations so that amount was recorded as an expense. The remainder of the settlement payments generated credits (recorded as a prepaid tax) and will be used to offset future state taxes on sales to customers in the State of Rio de Janeiro once certified by the tax authorities under a process that is currently ongoing.

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (“Santo Credits”) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described in the immediately preceding paragraph. The Company has objected to this assessment as it would represent double taxation on the importation of the same goods and the Company is entitled to the credits under applicable Brazilian law. The Company believes that these credits are valid and success in the matter is probable. Based upon this analysis the Company has not accrued any liability in conjunction with this matter.

Since 2007, the Company’s Brazilian subsidiary has paid taxes on the importation of goods directly to the State of Rio de Janeiro and the Company does not expect any similar issues to exist for periods subsequent to 2007.

ATP Bankruptcy

The Company has entered into several contracts with ATP Oil & Gas Corporation (“ATP”). In August 2012, ATP filed for bankruptcy in the U.S Bankruptcy Court in the Southern District of Texas. At March 31, 2013 and December 31, 2012, the Company had $1.4 million of receivables owed by ATP or its subsidiaries and $4.3 million in customer prepayments (payments in excess of recognized revenue) from ATP. The Company has not provided for any losses due to the ATP bankruptcy filings as of March 31, 2013 or December 31, 2012.

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

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements presented elsewhere herein as well as the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average Brent Crude oil and natural gas (Henry Hub) closing prices are listed below for the periods covered by this report:

	Three months ended March 31,
	2013	2012
Crude oil ($/Bbl)	$112.47	$118.71
Natural gas ($/Mcf)	$3.60	$2.52

Brent Crude oil prices ranged between $106.41 per barrel and $118.90 per barrel with an average price of $112.47 for the first quarter of 2013. Brent Crude oil prices ranged between $108.38 per barrel and $128.14 per barrel with an average price of $118.71 for the first quarter of 2012. Brent crude oil prices ended the first quarter of

2013 at $108.45 per barrel. At March 31, 2013 the Henry Hub natural gas price was $4.15 per Mcf. The Henry Hub natural gas prices ranged from $3.18 to $4.21 per Mcf for the quarter ended March 31, 2013 as compared to a low of $2.06 and a high of $3.06 per Mcf for the quarter ended March 31, 2012. On April 19, 2013 the Henry Hub natural gas price closed at $4.52 per Mcf.

According to the April 2013 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average $107.96 per barrel in 2013 and $100.83 per barrel in 2014. On April 19, 2013, the Brent Crude oil price was $98.94 per barrel. In its April 2013 Oil Market Report, the International Energy Agency projects that world demand for oil will rise to 90.6 million barrels per day in 2013, which is 0.8 million barrels per day over 2012. In April 2013, the EIA projected Henry Hub natural gas prices to average $3.63 per Mcf in 2013 and $3.71 per Mcf in 2014.

Rig Count

Detailed below is the average contracted rig count for the Company’s geographic regions for the three months ended March 31, 2013 and 2012. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Three months ended March 31,
	2013		2012
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	131	85	120	81
Eastern Hemisphere	90	88	88	81
Asia - Pacific	48	235	50	212

TOTAL	269	408	258	374

Source: ODS - Petrodata RigBase - March 31, 2013 and 2012

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of March 31, 2013, there were 73 rigs under contract (38 floating rigs and 35 jack-up rigs) in the U.S. Gulf of Mexico, 70 of which were actively drilling (36 floating rigs and 34 jack-up rigs). At March 31, 2012, there were 65 rigs under contract in the U.S. Gulf of Mexico (28 floating rigs and 37 jack-up rigs), of which 58 were actively drilling (22 floating rigs and 36 jack-up rigs).

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of March 2013 and 2012, there were 195 and 183 rigs, respectively, under construction and the expected delivery dates for the rigs under construction on March 31, 2013 are as follows:

	Floating Rigs	Jack-Up Rigs	Total
2013	21	46	67
2014	26	27	53
2015	16	26	42
2016	10	1	11
After 2016 or unspecified delivery date	20	2	22

	93	102	195

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

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Oil and gas prices fell from previously high historic levels beginning in mid-2008 and continued into 2009, and began to stabilize somewhat in the latter half of 2009. Brent Crude oil prices in 2010 ranged from $67.18 per barrel to $93.63 per barrel. In 2011, Brent Crude oil prices peaked at $126.64 per barrel and ended the year at $108.09 per barrel. In 2012, Brent Crude oil prices ranged between $88.69 per barrel and $128.14 per barrel with an average price of $111.63 per barrel and ended the year at $110.80 per barrel. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. The volatility in prices appears to have impacted land drilling activity more so than offshore drilling, particularly in deeper offshore waters, where Dril-Quip’s products are more often utilized. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a prolonged decline in commodity prices, an extended continuation of the downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at March 31, 2013 was approximately $1,022 million compared to approximately $701 million at March 31, 2012 and $881 million at December 31, 2012. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasiliero S.A. (“Petrobras”), Brazil’s national oil company. At exchange rates in effect at the signing date, the contract was valued at $650 million, net of Brazilian taxes, if all the equipment under contract is ordered. Amounts will be included in the Company’s backlog as purchase orders under the contract are received. At December 31, 2012, backlog included $105 million of purchase orders under the new Petrobras contract and there were no new purchase orders issued or any shipments made related to this contract during the first quarter of 2013. The Company can give no assurance that backlog will remain at current levels. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. If the Company’s existing or future products are unable to satisfy the requirements for any testing required by its customers or additional testing triggered by the Deepwater Horizon incident, or if the costs of the modifications to such products necessary to satisfy the testing are not acceptable to the Company’s customers, the customers may terminate their contracts with the Company.

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For the three months ended March 31, 2013 and 2012, the Company derived 83% and 85%, respectively, of its revenues from the sale of its products and 17% and 15%, respectively, of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory services during installation and rental of running tools. The Company has substantial international operations, with approximately 74% and 68% of its revenues derived from foreign sales for the three months ended March 31, 2013 and 2012, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 26% and 32%, respectively, of the Company’s total revenues for the three months ended March 31, 2013 and 2012.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first three months of 2013, 14 projects representing approximately 19% of the Company’s total revenue and approximately 22% of its product revenue were accounted for using percentage-of-completion accounting, compared to 13 projects representing approximately 17% of the Company’s total revenue and 20% of its product revenue for the first three months of 2012. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Three months ended March 31,
	2013	2012
	(In millions)
Revenues:
Products
Subsea equipment	$38.4	$37.6
Surface equipment	—	0.1
Offshore rig equipment	0.5	7.6

Total products	38.9	45.3
Services	11.1	11.7

Total U.S. Gulf of Mexico revenues	$50.0	$57.0

As a result of the 2010 U.S. Gulf of Mexico drilling moratorium and subsequent delays in the issuance of permits, many of the Company’s customers in the U.S. Gulf of Mexico still have unused inventory of the Company’s subsea wellhead equipment. The number of floating rigs actively drilling in the U.S. Gulf of Mexico totaled 36 as of March 31, 2013, compared to an average of 29 in 2012 and an average of 18 for the 2011 year. The Company believes that the effects of the U.S. Gulf of Mexico drilling moratorium and related permitting delays have had little or no impact on revenues related to offshore rig equipment. The change in offshore rig equipment revenues in the three months ended March 31, 2013 compared to the same period in 2012 resulted primarily from a reduction of revenues from projects accounted for under the percentage-of-completion method. For the three months ended March 31, 2013 and 2012, the Company’s U.S. Gulf of Mexico service revenues as a percentage of worldwide revenues was 5.7% and 6.6%, respectively.

Cost of Sales. The principal elements of cost of sales are labor, raw materials and manufacturing overhead. Cost of sales as a percentage of revenues is influenced by the product mix sold in any particular period, costs from projects accounted for under the percentage- of-completion method and market conditions. The Company’s costs related to its foreign operations do not significantly differ from its domestic costs.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended March 31,
	2013	2012
Revenues:
Products	83.1%	84.5%
Services	16.9	15.5

Total revenues	100.0	100.0
Cost of sales:
Products	50.0	52.0
Services	10.2	8.4

Total cost of sales	60.2	60.4
Selling, general and administrative	8.2	11.6
Engineering and product development	4.7	5.4

Operating income	26.9	22.6
Interest income	0.1	0.1
Interest expense	—	—

Income before income taxes	27.0	22.7
Income tax provision	6.4	6.4

Net income	20.6%	16.3%

The following table sets forth, for the periods indicated, a breakdown of our product and service revenues:

	Three months ended March 31,
	2013	2012
	(In millions)
Revenues:
Products
Subsea equipment	$139.1	$127.0
Surface equipment	6.6	11.1
Offshore rig equipment	14.8	11.6

Total products	160.5	149.7
Services	32.7	27.4

Total revenues	$193.2	$177.1

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.

Revenues. Revenues increased by $16.1 million, or approximately 9.1%, to $193.2 million in the three months ended March 31, 2013 from $177.1 million in the three months ended March 31, 2012. Product revenues increased by approximately $10.8 million for the three months ended March 31, 2013 compared to the same period in 2012 as a result of increased revenues of $12.1 million in subsea equipment and $3.2 million in offshore rig equipment, offset by a $4.5 million decrease in surface equipment. Product revenues increased in the Western Hemisphere by $32.0 million, offset by a $20.8 million decrease in the Eastern Hemisphere and a $400,000 decrease in Asia-Pacific. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand at that time. Service revenues increased by approximately $5.3 million as a result of increases of $3.6 million in the Eastern Hemisphere and $1.7 million in Asia-Pacific. The majority of the increases in service revenues related to additional revenues from technical advisory assistance and rework of customer-owned equipment.

Cost of Sales. Cost of sales increased by $9.3 million, or approximately 8.7%, to $116.3 million for the three months ended March 31, 2013 from $107.0 million for the same period in 2012. This increase was primarily due to increased revenues. As a percentage of revenues, cost of sales were approximately 60.2% and 60.4% for the three-month periods ended March 31, 2013 and 2012, respectively.

Selling, General and Administrative Expenses. For the three months ended March 31, 2013, selling, general and administrative expenses decreased by approximately $4.8 million, or 23.5%, to $15.6 million from $20.4 million in the 2012 period. The Company experienced approximately $5.6 million in pre-tax foreign currency transaction gains in the first quarter of 2013 due to the strengthening of the United States dollar relative to the British pound sterling compared to a loss of $2.3 million in the first quarter of 2012 due to the weakening of the U.S. dollar versus the British pound sterling and the Brazilian real. Stock award expense totaled $2.0 million for the first quarter of 2013 as compared to $1.5 million in 2012. Selling, general and administrative expenses as a percentage of revenues decreased to 8.2% in 2013 from 11.6% in March 2012.

Engineering and Product Development Expenses. For the three-month period ended March 31, 2013, engineering and product development expenses totaled $9.0 million compared to $9.6 million for the same period in 2012, a decrease of $600,000 or 6.3%. Engineering and product development expenses as a percentage of revenues decreased to 4.7% in 2013 from 5.4% in 2012.

Income tax provision. Income tax expense for the three months ended March 31, 2013 was $12.4 million on income before taxes of $52.3 million, resulting in an effective income tax rate of approximately 23.8%. Income tax expense for the three months ended March 31, 2012 was $11.3 million on income before taxes of $40.1 million, resulting in an effective income tax rate of approximately 28.2%. The decrease in the effective income tax rate reflects the $1.2 million Research and Development tax credit from the “American Taxpayer Relief Act of 2012” recognized on the 2012 U.S. income tax return, but not recorded until 2013 for financial statement purposes in accordance with GAAP, and the difference in income among the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $39.8 million for the three months ended March 31, 2013 and $28.8 million for the same period in 2012 for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Operating activities	$74,983	$(1,484)
Investing activities	(11,904)	(13,710)
Financing activities	3,673	544

	66,752	(14,650)
Effect of exchange rate changes on cash activities	(4,969)	1,562

Increase (decrease) in cash and cash equivalents	$61,783	$(13,088)

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

Cash flows from operating activities provided $75.0 million of cash during the three months ended March 31, 2013 compared to utilizing $1.5 million for the same period in 2012. This increase in cash flows of $76.5 million was primarily due to changes in net operating assets and liabilities, which provided $27.2 million for the three months ended March 31, 2013 and utilized $37.5 million for the same period in 2012. The increase was further enhanced by an increase in net income of $11.0 million to $39.8 million in 2013 from $28.8 million in 2012.

For the three months ended March 31, 2013, the significant changes in net operating assets and liabilities were due to the following:

•	Decreases in trade receivables of $46.2 million was largely due to a reduction in unbilled receivables of $7.8 million and improved collection efforts.

•	Increases in inventory of $11.7 million was driven by higher inventory levels required for increased backlog.

•	Increases in trade accounts payable and accrued expenses of $7.1 million related primarily to increases in inventory, partially offset by decreases in customer prepayments.

Capital expenditures by the Company were $12.1 million and $13.9 million in the first three months of 2013 and 2012, respectively. Capital expenditures in 2013 and 2012 included expanding manufacturing facilities in the Asia-Pacific, Eastern and Western Hemispheres and increased expenditures on machinery and equipment and running tools due to expanded operations. The capital expenditures for the first quarter of 2013 were primarily $2.7 million for facilities, $5.8 million for machinery and equipment, $2.9 million for running tools and other expenditures of $700,000.

On June 19, 2012, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase program has no expiration date. As of March 31, 2013, no shares had been repurchased.

As of March 31, 2013, the Company has no commercial lending arrangement or lines of credit. The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, any significant future declines in hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be available and adequate to meet such requirements.

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.

Critical Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of its critical accounting policies. During the three months ended March 31, 2013, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company from December 31, 2012.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and, to a lesser extent, the Brazilian real. The Company experienced foreign currency pre-tax gains of approximately $5.6 million during the three-month period ended March 31, 2013 and pre-tax losses of $2.3 million in the same quarter of 2012. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with assessments from the disallowance of netting certain import and export taxes. The Company is vigorously contesting these assessments.

In addition, the Company is involved in lawsuits filed as a result of the April 2010 Deepwater Horizon incident in the U.S. Gulf of Mexico. The judge presiding over the multi-district litigation proceedings for the Deepwater Horizon incident dismissed all claims consolidated against the Company in those proceedings in January 2012 and issued a final judgment ordering the same in April 2012, but there is a pending motion before the judge to remand one of the lawsuits back to a Texas state court.

For a further description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 7 to the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2012.

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the following:

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

The following exhibits are filed herewith.

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

Date: May 2, 2013