Form 10-Q
period 2013-06-30
DRIL-QUIP INC
filed 2013-08-02
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of July 29, 2013, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 40,669,539.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2013	December 31, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$325,541	$257,191
Trade receivables, net	241,022	263,213
Inventories, net	376,594	362,181
Deferred income taxes	25,315	23,838
Prepaids and other current assets	18,739	17,965

Total current assets	987,211	924,388
Property, plant and equipment, net	299,092	295,982
Other assets	10,176	11,077

Total assets	$1,296,479	$1,231,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,949	$28,302
Accrued income taxes	10,694	5,604
Customer prepayments	53,362	86,313
Accrued compensation	16,717	14,620
Other accrued liabilities	22,508	20,250

Total current liabilities	148,230	155,089
Deferred income taxes	9,756	9,926

Total liabilities	157,986	165,015

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,661,286 and 40,475,061 shares issued and outstanding at June 30, 2013 and December 31, 2012	407	405
Additional paid-in capital	193,293	179,868
Retained earnings	982,757	899,989
Accumulated other comprehensive losses	(37,964)	(13,830)

Total stockholders’ equity	1,138,493	1,066,432

Total liabilities and stockholders’ equity	$1,296,479	$1,231,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(In thousands, except per share data)
Revenues:
Products	$188,859	$146,675	$349,344	$296,381
Services	33,172	29,895	65,842	57,313

Total revenues	222,031	176,570	415,186	353,694
Cost and expenses:
Cost of sales:
Products	113,312	91,830	209,985	183,953
Services	19,891	16,495	39,546	31,422

Total cost of sales	133,203	108,325	249,531	215,375
Selling, general and administrative	23,273	17,418	38,902	37,850
Engineering and product development	9,340	9,478	18,361	19,088

Total costs and expenses	165,816	135,221	306,794	272,313

Operating income	56,215	41,349	108,392	81,381
Interest income	167	78	283	181
Interest expense	(6)	(9)	(20)	(14)

Income before income taxes	56,376	41,418	108,655	81,548
Income tax provision	13,449	11,615	25,886	22,948

Net income	$42,927	$29,803	$82,769	$58,600

Earnings per common share:
Basic	$1.06	$0.74	$2.04	$1.46

Diluted	$1.05	$0.74	$2.03	$1.45

Weighted average common shares outstanding:
Basic	40,636	40,268	40,583	40,226

Diluted	40,821	40,453	40,767	40,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$42,927	$29,803	$82,769	$58,600
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(9,511)	(12,318)	(24,134)	(3,693)

Total comprehensive income	$33,416	$17,485	$58,635	$54,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2013	2012
	(In thousands)
Operating activities
Net income	$82,769	$58,600
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,353	12,431
Stock-based compensation expense	4,136	2,611
(Gain) loss on sale of equipment	(22)	34
Deferred income taxes	(1,751)	(336)
Changes in operating assets and liabilities:
Trade receivables, net	15,203	(40,756)
Inventories, net	(24,658)	(63,150)
Prepaids and other assets	(921)	(1,117)
Excess tax benefits of stock option exercises	(1,682)	(1,009)
Trade accounts payable and accrued expenses	(1,326)	197

Net cash provided by (used in) operating activities	86,101	(32,495)
Investing activities
Purchase of property, plant and equipment	(23,101)	(27,737)
Proceeds from sale of equipment	299	1,090

Net cash used in investing activities	(22,802)	(26,647)
Financing activities
Proceeds from exercise of stock options	7,749	7,204
Excess tax benefits of stock option exercises	1,682	1,009

Net cash provided by financing activities	9,431	8,213
Effect of exchange rate changes on cash activities	(4,380)	496

Increase (decrease) in cash and cash equivalents	68,350	(50,433)
Cash and cash equivalents at beginning of period	257,191	298,576

Cash and cash equivalents at end of period	$325,541	$248,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Principles of Consolidation

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environments and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip’s customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.

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

The condensed consolidated financial statements included herein are unaudited. The consolidated balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2013 and the results of operations and comprehensive income for the three- and six-month periods ended June 30, 2013 and 2012 and the cash flows for the six-month periods ended June 30, 2013 and 2012. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations, comprehensive income and the cash flows for the six-month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. As of June 30, 2013 and December 31, 2012, receivables included $37.8 million and $62.1 million of unbilled receivables, respectively. For the quarter ended June 30, 2013, there were 11 projects representing approximately 6% of the Company’s total revenue and approximately 7% of its product revenues that were accounted for using percentage-of-completion accounting, compared to13 projects during the second quarter of 2012, which represented approximately 18% of the Company’s total revenues and approximately 22% of its product revenues. For the six months ended June 30, 2013, there were 15 projects representing approximately 12% of the Company’s total revenues and 14% of its product revenues, compared to 17 projects which represented approximately 18% of the Company’s total revenues and 21% of its product revenues for the six months ended June 30, 2012, all of which were accounted for using percentage-of-completion accounting.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Number of common shares outstanding at end of period— basic	40,661	40,376	40,661	40,376
Effect of using weighted average common shares outstanding	(25)	(108)	(78)	(150)

Weighted average basic common shares outstanding—basic	40,636	40,268	40,583	40,226
Dilutive effect of common stock options and awards	185	185	184	206

Weighted average diluted common shares outstanding—diluted	40,821	40,453	40,767	40,432

3. New Accounting Standards

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220) Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statements where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The statement is effective for reporting periods beginning after December 15, 2012. The Company adopted this statement for the reporting period ended March 31, 2013. The Company’s balance in accumulated other comprehensive gains (losses) is comprised solely of cumulative translation adjustments and no amounts were reclassified to the income statement during the quarter ended June 30, 2013.

4. Stock-Based Compensation and Stock Awards

During the three months ended June 30, 2013 and 2012, the Company recognized approximately $2.0 million and $1.2 million, respectively, of stock-based compensation expense. For the six-months ended June 30, 2013 and 2012, stock-based compensation expense totaled $4.1 million and $2.6 million, respectively. Stock-based compensation expense is included in the selling, general and administrative expense line of the Condensed Consolidated Statements of Income. In May 2012, the Company awarded a total of 4,800 shares of restricted stock to its non-employee directors, one-third of which (1,599 shares) vested in May 2013. No stock-based compensation expense was capitalized during the three or six months ended June 30, 2013 or 2012. There were no stock options or awards granted in the second quarter of 2013. Refer to Note 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding stock-based compensation plans.

5. Inventories

Inventories consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Raw materials	$85,797	$86,007
Work in progress	109,980	97,379
Finished goods	212,356	209,221

	408,133	392,607
Less: allowance for obsolete and excess inventory	(31,539)	(30,426)

Total inventory	$376,594	$362,181

6. Geographic Areas

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Western Hemisphere
Products	$95,871	$72,890	$195,600	$140,582
Services	18,567	16,464	34,196	32,224
Intercompany	10,891	20,315	23,278	37,773

Total	$125,329	$109,669	$253,074	$210,579

Eastern Hemisphere
Products	$60,647	$41,870	$98,480	$100,522
Services	10,400	9,864	22,567	18,386
Intercompany	596	(257)	751	3,669

Total	$71,643	$51,477	$121,798	$122,577

Asia-Pacific
Products	$32,341	$31,915	$55,264	$55,277
Services	4,205	3,567	9,079	6,703
Intercompany	4,146	318	4,277	343

Total	$40,692	$35,800	$68,620	$62,323

Summary
Products	$188,859	$146,675	$349,344	$296,381
Services	33,172	29,895	65,842	57,313
Intercompany	15,633	20,376	28,306	41,785
Eliminations	(15,633)	(20,376)	(28,306)	(41,785)

Total	$222,031	$176,570	$415,186	$353,694

Income before income taxes:
Western Hemisphere	$19,199	$20,399	$44,145	$39,720
Eastern Hemisphere	21,116	11,156	38,124	24,310
Asia-Pacific	13,133	7,334	22,824	11,779
Eliminations	2,928	2,529	3,562	5,739

Total	$56,376	$41,418	$108,655	$81,548

	June 30, 2013	December 31, 2012
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$214,469	$215,340
Eastern Hemisphere	39,232	36,194
Asia-Pacific	58,495	58,484
Eliminations	(2,928)	(2,959)

Total	$309,268	$307,059

Total Assets:
Western Hemisphere	$753,668	$727,242
Eastern Hemisphere	286,904	275,868
Asia-Pacific	277,543	261,319
Eliminations	(21,636)	(32,982)

Total	$1,296,479	$1,231,447

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

ATP Bankruptcy

The Company has entered into several contracts with ATP Oil & Gas Corporation (“ATP”). In August 2012, ATP filed for bankruptcy in the U.S Bankruptcy Court in the Southern District of Texas. At December 31, 2012, the Company had $1.4 million of receivables owed by ATP or its subsidiaries. During the second quarter of 2013, the Company recognized a pre-tax loss of $0.7 million on receivables owed to it by ATP and concurrently recognized previously deferred revenues of $3.7 million for work performed that was prepaid by ATP. At June 30, 2013, the Company had remaining receivables of approximately $400,000 owed by ATP or its subsidiaries.

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

Overview

Dril-Quip designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environments and severe service applications. The Company designs and manufactures subsea equipment, surface equipment and offshore rig equipment for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average Brent Crude oil and natural gas (Henry Hub) closing prices are listed below for the periods covered by this report:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Crude oil ($/Bbl)	$102.56	$107.75	$107.34	$113.32
Natural gas ($/Mcf)	4.14	2.37	3.88	2.44

During the second quarter of 2013, Brent Crude oil closing prices ranged between $96.84 per barrel and $109.66 per barrel with an average quarterly price of $102.56 per barrel, as compared to a range of $88.69 and $124.44 per barrel with the average quarterly price of $107.75 per barrel for the same period in 2012. For the six months ended June 30, 2013 and 2012, Brent Crude oil closing prices averaged $107.34 per barrel and $113.32 per barrel, respectively, and ranged between $96.84 per barrel and $118.90 per barrel for the 2013 period, as compared to a range of $88.69 per barrel to $128.14 per barrel for the same period in 2012. Brent Crude oil prices ended the second quarter of 2013 at $102.49 per barrel and closed at $108.82 per barrel on July 22, 2013. The Henry Hub natural gas price at June 28, 2013 was $3.68 per Mcf and on July 22, 2013, the closing price was $3.83 per Mcf.

According to the July 2013 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $101.83 per barrel in the second half of 2013 and $99.75 per barrel in 2014. In its July 2013 Oil Market Report, the International Energy Agency projects that world demand for oil will rise by approximately 930,000 barrels per day in 2013, and will rise an additional 1.2 million barrels per day in 2014. In July 2013, the EIA projected Henry Hub natural gas prices will average $3.89 per Mcf in the second half of 2013 and $4.02 per Mcf in 2014.

Rig Count

Detailed below is the average contracted rig count for the Company’s geographic regions for the six months ended June 30, 2013 and 2012. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Six months ended June 30,
	2013		2012
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	131	87	123	82
Eastern Hemisphere	92	89	88	82
Asia - Pacific	48	239	49	215

TOTAL	271	415	260	379

Source: ODS - Petrodata RigBase – June 30, 2013 and 2012

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of June 30, 2013, there were 71 rigs under contract in the U.S. Gulf of Mexico (37 floating rigs and 34 jack-up rigs). All of the contracted rigs were actively drilling. As of June 30, 2012, there were 66 rigs under contract in the U.S. Gulf of Mexico, (35 floating rigs and 31 jack-up rigs) of which 60 were actively drilling (31 floating rigs and 29 jack-up rigs).

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of June 2013 and 2012, there were 213 and 180 rigs, respectively, under construction. The expected delivery dates for the rigs under construction on June 30, 2013 are as follows:

	Floating Rigs	Jack-Up Rigs	Total
2013	18	35	53
2014	26	29	55
2015	20	42	62
2016	16	6	22
After 2016 or unspecified delivery date	19	2	21

	99	114	213

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

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Oil and gas prices fell from previously high historic levels beginning in mid-2008 and continued into 2009, and began to stabilize somewhat in the latter half of 2009. Brent Crude oil prices in 2010 ranged from $67.18 per barrel to $93.63 per barrel. In 2011, Brent Crude oil prices peaked at $126.64 per barrel and ended the year at $108.09 per barrel. In 2012, Brent Crude oil prices ranged between $88.69 per barrel and $128.14 per barrel with an average price of $111.63 per barrel and ended the year at $110.80 per barrel. For the first six months of 2013, Brent Crude oil prices have ranged between $96.84 per barrel and $118.90 per barrel. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. The volatility in prices appears to have impacted land drilling activity more so than offshore drilling, particularly in deeper offshore waters, where Dril-Quip’s products are more often utilized. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a prolonged decline in commodity prices, an extended continuation of the downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at June 30, 2013 was approximately $1,137 million compared to approximately $697 million at June 30, 2012, $881 million at December 31, 2012, and $1,022 million at March 31, 2013. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasiliero S.A. (“Petrobras”), Brazil’s national oil company. At exchange rates in effect at the signing date, the contract was valued at $650 million, net of Brazilian taxes, if all the equipment under contract is ordered. Amounts will be included in the Company’s backlog as purchase orders under the contract are received. At December 31, 2012, backlog included $105 million of purchase orders under the new Petrobras contract and an additional $15 million was added during the second quarter of 2013. No shipments have been made on this contract during the first six months of 2013. The Company can give no assurance that backlog will remain at current levels. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. If the Company’s existing or future products are unable to satisfy the requirements for any testing required by its customers or additional testing triggered by the Deepwater Horizon incident, or if the costs of the modifications to such products necessary to satisfy the testing are not acceptable to the Company’s customers, the customers may terminate their contracts with the Company.

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For each of the six months ended June 30, 2013 and 2012, the Company derived 84% of its revenues from the sale of its products and 16% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory services during installation and rental of running tools. The Company has substantial international operations, with approximately 67% and 75% of its revenues derived from foreign sales for the three months ended June 30, 2013 and 2012, respectively, and 70% and 71% for the six months ended June 30, 2013 and 2012, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 33% and 25%, respectively, of the Company’s total revenues for the three months ended June 30, 2013 and 2012 and 30% and 29%, respectively, for the six months ended June 30, 2013 and 2012.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the six months ended June 30, 2013, 15 projects representing approximately 12% of the Company’s total revenue and approximately 14% of its product revenue were accounted for using percentage-of-completion accounting, compared to 17 projects representing approximately 18% of the Company’s total revenue and approximately 21% of its product revenue for the first six months of 2012. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In millions)
Revenues:
Products
Subsea equipment	$58.9	$26.0	$97.3	$63.6
Surface equipment	0.1	0.1	0.1	0.2
Offshore rig equipment	0.4	5.9	0.9	13.5

Total products	59.4	32.0	98.3	77.3
Services	13.9	12.1	25.0	23.8

Total U.S. Gulf of Mexico revenues	$73.3	$44.1	$123.3	$101.1

During the second quarter of 2013, several subsea equipment orders were completed and shipped, contributing to the large increase in subsea equipment revenue for the three and six months ended June 30, 2013 as compared to the same periods in 2012. As the oil and gas industry continues to recover, the number of floating rigs (the rig type where Dril-Quip equipment is normally utilized) actively drilling in the U.S. Gulf of Mexico continues to increase. At June 30, 2013, there were 37 floating rigs actively drilling and an average of 36 for the first six months of 2013 compared to a yearly average of 29 in 2012 and a yearly average of 18 for 2011. The Company believes that the effects of the U.S. Gulf of Mexico drilling moratorium and related permitting delays have had little or no impact on revenues related to offshore rig equipment. The change in offshore rig equipment revenues in the first half of 2013 compared to the first half of 2012 resulted primarily from a reduction of revenues from projects accounted for under the percentage-of-completion method. For the three and six months ended June 30, 2013 the Company’s U.S. Gulf of Mexico service revenues as a percentage of worldwide revenue was 6.3% and 6.0%, respectively compared to 6.9% and 6.7% for the same period in 2012.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Products	85.1%	83.1%	84.1%	83.8%
Services	14.9	16.9	15.9	16.2

Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	51.0	52.0	50.6	52.0
Services	9.0	9.3	9.5	8.9

Total cost of sales	60.0	61.3	60.1	60.9
Selling, general and administrative expenses	10.5	9.8	9.4	10.7
Engineering and product development expenses	4.2	5.4	4.4	5.4

Operating income	25.3	23.5	26.1	23.0
Interest income	0.1	—	0.1	0.1
Interest expense	—	—	—	—

Income before income taxes	25.4	23.5	26.2	23.1
Income tax provision	6.1	6.6	6.2	6.5

Net income	19.3%	16.9%	20.0%	16.6%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In millions)
Revenues:
Products
Subsea equipment	$174.2	$120.1	$313.3	$247.2
Surface equipment	8.5	10.1	15.1	21.1
Offshore rig equipment	6.1	16.5	20.9	28.1

Total products	188.8	146.7	349.3	296.4
Services	33.2	29.9	65.9	57.3

Total revenues	$222.0	$176.6	$415.2	$353.7

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012.

Revenues. Revenues increased by $45.4 million, or approximately 25.7%, to $222.0 million in the three months ended June 30, 2013 from $176.6 million in the three months ended June 30, 2012. Product revenues increased by approximately $42.1 million for the three months ended June 30, 2013 compared to the same period in 2012 as a result of increased revenues of $54.1 million in subsea equipment, offset by a slight decrease of $1.6 million in surface equipment and a decrease of $10.4 million in offshore rig equipment. The increase in subsea equipment is primarily due to increased activity in the Gulf of Mexico. The change in offshore rig equipment revenues in the second quarter of 2013 compared to the second quarter of 2012 resulted primarily from a decrease of revenues from projects accounted for under the percentage-of-completion method. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand at that time. Product revenues increased in the Western Hemisphere by approximately $23.0 million, Eastern Hemisphere by approximately $18.7 million and in Asia-Pacific by $400,000. Service revenues increased by approximately $3.3 million as a result of increases of $2.1 million in the Western Hemisphere, $500,000 in the Eastern Hemisphere and $700,000 in Asia-Pacific. The majority of the increases in service revenues related to an increase in technical advisory assistance revenues.

Cost of Sales. Cost of sales increased by $24.9 million, or approximately 23.0%, to $133.2 million for the three months ended June 30, 2013 from $108.3 million for the same period in 2012. Contributing to the increased cost of sales was the 25.7% increase in sales revenue and a slight increase in unabsorbed manufacturing overhead. As a percentage of revenues, cost of sales were approximately 60.0% and 61.3% for the three-month period ended June 30, 2013 and 2012, respectively. The decrease in cost of sales as a percentage of revenues resulted primarily from changes in product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5.9 million, or approximately 33.9%, to $23.3 million for the three months ended June 30, 2013 from $17.4 million for the same period in 2012. The increase is partially attributable to additional personnel and related expenses of $2.8 million. This increase was compounded by a $940,000 foreign currency transaction loss for the three months ended June 30, 2013 compared to a $450,000 gain for the three months ended June 30, 2012. Stock-based compensation expense for the second quarter of 2013 was $2.0 million compared to $1.2 million for the quarter ended June 30, 2012. Selling, general and administrative expenses as a percentage of revenues increased to 10.5% in 2013 from 9.8% in 2012.

Engineering and Product Development Expenses. For the three months ended June 30, 2013, engineering and product development expenses were basically flat compared to the same period of 2012. Engineering and product development expenses as a percentage of revenues decreased to 4.2% in 2013 from 5.4% in 2012 due to increased revenues.

Income tax provision. Income tax expense for the three months ended June 30, 2013 was $13.4 million on income before taxes of $56.4 million, resulting in an effective tax rate of approximately 24%. Income tax expense for the three months ended June 30, 2012 was $11.6 million on income before taxes of $41.4 million, resulting in an effective tax rate of approximately 28%. The decrease in the effective income tax rate reflects the difference in income before income taxes among the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $42.9 million for the three months ended June 30, 2013 and $29.8 million for the same period in 2012 for the reasons set forth above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012.

Revenues. Revenues increased by $61.5 million, or approximately 17.4%, to $415.2 million in the six months ended June 30, 2013 from $353.7 million in the six months ended June 30, 2012. Product revenues increased by approximately $52.9 million for the six months ended June 30, 2013 compared to the same period in 2012 as a result of increased revenues of $66.1 million in subsea equipment, offset by a $6.0 million decrease in surface equipment and $7.2 million decrease in offshore rig equipment. The majority of the subsea equipment increases occurred in the Western Hemisphere as activity increased in the U.S. Gulf of Mexico. Product revenues increased in the Western Hemisphere by $55.0 million, partially offset by decreases in the Eastern Hemisphere of $2.1 million. Asia-Pacific product revenues were basically flat. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand at that time. Service revenues increased by approximately $8.6 million due to increased service revenues in the Western Hemisphere of $2.0 million, in the Eastern Hemisphere of $4.2 million, and $2.4 million in Asia-Pacific. The majority of the increase in service revenues related to an increase in technical advisory assistance revenues.

Cost of Sales. Cost of sales increased by $34.1 million, or approximately 15.8%, to $249.5 million for the six months ended June 30, 2013 from $215.4 million for the same period in 2012. The increase was partially due to the approximate 17.4% increase in sales as well as a change in product mix. As a percentage of revenues, cost of sales were approximately 60.1% and 60.9% for the six months ended June 30, 2013 and 2012, respectively.

Selling, General and Administrative Expenses. For the six months ended June 30, 2013, selling, general and administrative expenses increased by approximately $1.1 million, or 2.9%, to $38.9 million from $37.8 million for the same period in 2012. Approximately $4.3 million was primarily related to increases in personnel and related expenses. The Company experienced approximately $4.7 million in foreign currency transaction gains in the first six months of 2013 compared to approximately $1.9 million in foreign currency transaction losses for the same period in 2012. Stock-based compensation expense for the first six months of 2013 was $4.1 million compared to $2.6 million for the same period in 2012. Selling, general and administrative expenses as a percentage of revenues decreased to 9.4% in 2013 from 10.7% in 2012.

Engineering and Product Development Expenses. For the six months ended June 30, 2013, engineering and product development expenses decreased by $700,000, or approximately 3.7%, to $18.4 million from $19.1 million for the same period in 2012. Engineering and product development expenses as a percentage of revenues was 4.4% in 2013 and 5.4% in 2012 due to increased revenues.

Income tax provision. Income tax expense for the six months ended June 30, 2012 was $25.9 million on income before taxes of $108.7 million, resulting in an effective tax rate of approximately 24%. Income tax expense for the six months ended June 30, 2012 was $22.9 million on income before taxes of $81.5 million, resulting in an effective tax rate of approximately 28%. The decrease in the effective income tax rate reflects the $1.2 million Research and Development tax credit from the “American Taxpayer Relief Act of 2012” recognized on the 2012 U.S. income tax return, but not recorded until 2013 for financial statement purposes in accordance with GAAP, and the difference in income among the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $82.8 million for the six months ended June 30, 2013 and $58.6 million for the same period in 2012 for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Six months ended June 30,
	2013	2012
	(In thousands)
Operating activities	$86,101	$(32,495)
Investing activities	(22,802)	(26,647)
Financing activities	9,431	8,213

	72,730	(50,929)
Effect of exchange rate changes on cash activities	(4,380)	496

Increase (decrease) in cash and cash equivalents	$68,350	$(50,433)

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

During the six months ended June 30, 2013, the Company generated $86.1 million of cash from operating activities as compared to using $32.5 million during the six months ended June 30, 2012. Cash totaling approximately $13.4 million was used during the six-month period ended June 30, 2013 due to net increases in operating assets and liabilities, compared to $105.8 million that was used during the same period in 2012. The changes in operating assets and liabilities during 2013 primarily reflected a decrease in trade receivables of $15.2 million offset by an increase of $24.7 million in inventory. Trade receivables decreased approximately $24.3 million due to a decrease in unbilled revenues related to long-term projects (as discussed in Note 2 to the Notes to Condensed Consolidated Financial Statements) and a net increase of $9.1 million in trade receivables attributable to growth of revenues in 2013 (as discussed previously). Inventory increased to accommodate increases in backlog (as discussed previously).

Capital expenditures by the Company were $23.1 million and $27.7 million in the first six months of 2013 and 2012, respectively. Capital expenditures in 2013 and 2012 included expanding manufacturing facilities in the Asia-Pacific, Eastern and Western Hemispheres and increased expenditures on machinery and equipment and running tools. The capital expenditures for the first six months of 2013 were primarily $4.7 million for facilities, $11.2 million for machinery and equipment, $4.6 million for running tools and other expenditures of $2.6 million.

On June 19, 2012, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase program has no expiration date. As of June 30, 2013, no shares had been repurchased.

As of June 30, 2013, the Company has no commercial lending arrangement or lines of credit. The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, any significant future declines in hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be available and adequate to meet such requirements.

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our critical accounting policies. During the six months ended June 30, 2013, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and the Brazilian real. The Company experienced a foreign currency pre-tax loss of approximately $940,000 during the three months ended June 30, 2013 and a $4.7 million pre-tax gain during the six months ended June 30, 2013, compared to approximately $450,000 in pre-tax gains and a $1.9 million pre-tax loss during the three and six months ended June 30, 2012, respectively. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that the Company will be able to protect itself against such currency fluctuations.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s reliance on third-party technologies;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	terrorist threats or acts, war and civil disturbances; and

•	the interpretation of foreign tax law with respect to our foreign subsidiaries.

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

Date: August 1, 2013