Form 10-Q
period 2013-09-30
DRIL-QUIP INC
filed 2013-11-01
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of October 25, 2013, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 40,693,202.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$380,942	$257,191
Trade receivables, net	243,293	263,213
Inventories, net	369,658	362,181
Deferred income taxes	27,049	23,838
Prepaids and other current assets	14,224	17,965

Total current assets	1,035,166	924,388
Property, plant and equipment, net	300,922	295,982
Other assets	11,168	11,077

Total assets	$1,347,256	$1,231,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,122	$28,302
Accrued income taxes	12,312	5,604
Customer prepayments	50,622	86,313
Accrued compensation	20,730	14,620
Other accrued liabilities	19,138	20,250

Total current liabilities	138,924	155,089
Deferred income taxes	9,730	9,926

Total liabilities	148,654	165,015

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,691,202 and 40,475,061 shares issued and outstanding at September 30, 2013 and December 31, 2012	407	405
Additional paid-in capital	197,212	179,868
Retained earnings	1,022,753	899,989
Accumulated other comprehensive losses	(21,770)	(13,830)

Total stockholders’ equity	1,198,602	1,066,432

Total liabilities and stockholders’ equity	$1,347,256	$1,231,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenues:
Products	$187,437	$159,465	$536,781	$455,846
Services	37,287	31,395	103,129	88,708

Total revenues	224,724	190,860	639,910	544,554
Cost and expenses:
Cost of sales:
Products	113,184	103,614	323,169	287,567
Services	18,947	18,207	58,493	49,629

Total cost of sales	132,131	121,821	381,662	337,196
Selling, general and administrative	29,830	20,764	68,732	58,614
Engineering and product development	10,778	9,552	29,139	28,640

Total costs and expenses	172,739	152,137	479,533	424,450

Operating income	51,985	38,723	160,377	120,104
Interest income	203	148	486	329
Interest expense	(4)	(7)	(24)	(21)

Income before income taxes	52,184	38,864	160,839	120,412
Income tax provision	12,189	9,207	38,075	32,155

Net income	$39,995	$29,657	$122,764	$88,257

Earnings per common share:
Basic	$0.98	$0.73	$3.02	$2.19

Diluted	$0.98	$0.73	$3.01	$2.18

Weighted average common shares outstanding:
Basic	40,683	40,423	40,617	40,292

Diluted	40,911	40,589	40,821	40,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$39,995	$29,657	$122,764	$88,257
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16,194	7,105	(7,940)	3,412

Total comprehensive income	$56,189	$36,762	$114,824	$91,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2013	2012
	(In thousands)
Operating activities
Net income	$122,764	$88,257
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,717	19,410
Stock-based compensation expense	6,257	3,922
Gain on sale of equipment	122	240
Deferred income taxes	(3,443)	(459)
Changes in operating assets and liabilities:
Trade receivables, net	17,730	(59,487)
Inventories, net	(12,075)	(70,211)
Prepaids and other assets	2,586	5,409
Excess tax benefits of stock option exercises	(1,893)	(1,219)
Accounts payable and accrued expenses	(12,911)	4,188

Net cash provided by (used in) operating activities	140,854	(9,950)
Investing activities
Purchase of property, plant and equipment	(30,037)	(40,606)
Proceeds from sale of equipment	228	1,303

Net cash used in investing activities	(29,809)	(39,303)
Financing activities
Proceeds from exercise of stock options	9,362	10,040
Excess tax benefits of stock option exercises	1,893	1,219

Net cash provided by financing activities	11,255	11,259
Effect of exchange rate changes on cash activities	1,451	2,839

Increase (decrease) in cash and cash equivalents	123,751	(35,155)
Cash and cash equivalents at beginning of period	257,191	298,576

Cash and cash equivalents at end of period	$380,942	$263,421

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2013 and the results of operations and comprehensive income for the three- and nine-month periods ended September 30, 2013 and 2012, and cash flows for the nine-month periods ended September 30, 2013 and 2012. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations, comprehensive income and the cash flows for the nine-month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. As of September 30, 2013 and December 31, 2012, receivables included $55.6 million and $62.1 million of unbilled receivables, respectively. For the quarter ended September 30, 2013, there were 12 projects representing approximately 15% of the Company’s total revenue and approximately 18% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 17 projects during the third quarter of 2012 which represented 21% of the Company’s total revenues and 25% of its product revenues. For the nine months ended September 30, 2013, there were 16 projects representing 13% of the Company’s total revenues and 15% of its product revenues, compared to 19 projects representing 19% of the Company’s total revenues and 22% of its product revenues for the nine months ended September 30, 2012, all of which were accounted for using percentage-of-completion accounting.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Number of common shares outstanding at end of period—basic	40,691	40,432	40,691	40,432
Effect of using weighted average common shares outstanding	(8)	(9)	(74)	(140)

Weighted average basic common shares outstanding—basic	40,683	40,423	40,617	40,292
Dilutive effect of common stock options and awards	228	166	204	200

Weighted average diluted common shares outstanding—diluted	40,911	40,589	40,821	40,492

3. New Accounting Standards

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220) Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statements where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The statement is effective for reporting periods beginning after December 15, 2012. The Company adopted this statement for the reporting period ended March 31, 2013. The Company’s balance in accumulated other comprehensive gains (losses) is comprised solely of cumulative translation adjustments and no amounts were reclassified to the income statement during the quarter ended September 30, 2013.

4. Stock-Based Compensation and Stock Awards

During the three and nine months ended September 30, 2013, the Company recognized approximately $2.1 million and $6.3 million, respectively, of stock-based compensation expense compared to $1.3 million and $3.9 million, respectively, for the three and nine months ended September 30, 2012. Stock-based compensation expense is included in the selling, general and administrative expense line of the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three and nine months ended September 30, 2013 or 2012. There were no stock options or awards granted in the third quarter of 2013 or 2012. Refer to Note 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding stock-based compensation plans.

5. Inventories

Inventories consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Raw materials and supplies	$82,053	$86,007
Work in progress	114,790	97,379
Finished goods	204,594	209,221

	401,437	392,607
Less: allowance for obsolete and excess inventory	(31,779)	(30,426)

Total inventory	$369,658	$362,181

6. Geographic Areas

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Western Hemisphere
Products	$105,836	$74,598	$301,436	$215,180
Services	19,012	16,191	53,208	48,415
Intercompany	8,424	17,739	31,702	55,512

Total	$133,272	$108,528	$386,346	$319,107

Eastern Hemisphere
Products	$48,235	$50,488	$146,715	$151,010
Services	11,614	9,341	34,181	27,727
Intercompany	243	264	994	3,933

Total	$60,092	$60,093	$181,890	$182,670

Asia-Pacific
Products	$33,366	$34,379	$88,630	$89,656
Services	6,661	5,863	15,740	12,566
Intercompany	1,628	417	5,905	760

Total	$41,655	$40,659	$110,275	$102,982

Summary
Products	$187,437	$159,465	$536,781	$455,846
Services	37,287	31,395	103,129	88,708
Intercompany	10,295	18,420	38,601	60,205
Eliminations	(10,295)	(18,420)	(38,601)	(60,205)

Total	$224,724	$190,860	$639,910	$544,554

Income before income taxes:
Western Hemisphere	$27,086	$14,789	$71,231	$54,509
Eastern Hemisphere	5,597	9,848	43,721	34,158
Asia-Pacific	16,571	12,667	39,395	24,446
Eliminations	2,930	1,560	6,492	7,299

Total	$52,184	$38,864	$160,839	$120,412

	September 30, 2013	December 31, 2012
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$214,451	$215,340
Eastern Hemisphere	42,240	36,194
Asia-Pacific	58,326	58,484
Eliminations	(2,927)	(2,959)

Total	$312,090	$307,059

Total Assets:
Western Hemisphere	$779,728	$727,242
Eastern Hemisphere	307,029	275,868
Asia-Pacific	272,779	261,319
Eliminations	(12,280)	(32,982)

Total	$1,347,256	$1,231,447

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

ATP Bankruptcy

The Company has entered into several contracts with ATP Oil & Gas Corporation (“ATP”). In August 2012, ATP filed for bankruptcy in the U.S Bankruptcy Court in the Southern District of Texas. At December 31, 2012, the Company had $1.4 million of receivables owed by ATP or its subsidiaries. During the second quarter of 2013, the Company recognized a pre-tax loss of $0.7 million on receivables owed to it by ATP and concurrently recognized deferred revenues of $3.7 million for work performed that was prepaid by ATP. At September 30, 2013, the Company had remaining receivables of approximately $400,000 owed by ATP or its subsidiaries.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average Brent Crude oil and natural gas (Henry Hub) closing prices are listed below for the periods covered by this report:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Crude Oil ($/Bbl)	$110.23	$109.63	$108.33	$112.06
Natural gas ($/Mcf)	3.66	2.97	3.81	2.61

For the quarter ended September 30, 2013, Brent Crude oil closing prices ranged between $103.19 per barrel and $117.15 per barrel with an average quarterly price of $110.23, as compared to a range of $95.28 per barrel and $117.48 per barrel with an average quarterly price of $109.63 per barrel for the same period in 2012. For the nine months ended September 30, 2013, Brent Crude oil prices ranged between $96.84 per barrel and $118.90 per barrel with an average price of $108.33 per barrel, as compared to a range of $88.69 per barrel to $128.14 per barrel with an average price of $112.06 per barrel for the same period in 2012. Brent Crude oil prices ended the third quarter of 2013 at $107.85 per barrel and closed at $109.47 per barrel on October 21, 2013. The Henry Hub natural gas prices at September 30, 2013 were $3.59 per Mcf and on October 21, 2013 the closing price was $3.89 per Mcf.

According to the October 2013 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are expected to continue to weaken and average approximately $106.50 per barrel during the fourth quarter of 2013 and $102.21 per barrel in 2014. In its October 2013 Oil Market Report, the International Energy Agency (“IEA”) projects global demand for oil to be 91.0 million barrels per day for 2013, and will rise to 92.1 million barrels per day in 2014. In October 2013, the EIA projected Henry Hub natural gas prices will average $3.82 per Mcf in 2013 and $4.12 per Mcf in 2014.

Rig Count

Detailed below is the average contracted rig count for the Company’s geographic regions for the nine months ended September 30, 2013 and 2012. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Nine months ended September 30,
	2013		2012
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	129	88	126	82
Eastern Hemisphere	93	89	88	82
Asia-Pacific	49	244	48	218

Total	271	421	262	382

Source: ODS—Petrodata RigBase – September 30, 2013 and 2012

The above table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of September 30, 2013, there were 70 rigs under contract in the U.S. Gulf of Mexico (38 floating rigs and 32 jack-up rigs). Of the total contracted, 66 were actively drilling (36 floating rigs and 30 jack-up rigs). As of September 30, 2012, there were 68 rigs under contract in the U.S. Gulf of Mexico (38 floating rigs and 30 jack-up rigs), 60 of which were actively drilling (31 floating rigs and 29 jack-up rigs).

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its revenue because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of September 2013 and 2012, there were 221 and 186 rigs, respectively, under construction. The expected delivery dates for the rigs under construction at September 30, 2013 are as follows:

	Floating Rigs	Jack-Up Rigs	Total
2013	14	25	39
2014	25	31	56
2015	26	50	76
2016	17	13	30
After 2016 or unspecified delivery date	19	1	20

	101	120	221

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

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Oil and gas prices fell from previously high historic levels beginning in mid-2008 and continued into 2009, and began to stabilize somewhat in the latter half of 2009. Brent Crude oil prices in 2010 ranged from $67.18 per barrel to $93.63 per barrel. In 2011, Brent Crude oil prices peaked at $126.64 per barrel and ended the year at $108.09 per barrel. In 2012, Brent Crude oil prices ranged between $88.69 per barrel and $128.14 per barrel with an average price of $111.63 per barrel and ended the year at $110.80 per barrel. For the first nine months of 2013, the prices have ranged between $96.84 per barrel and $118.90 per barrel. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. The volatility in prices appears to have impacted land drilling activity more so than offshore drilling, particularly in deeper offshore waters, where Dril-Quip’s products are more often utilized. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a prolonged decline in commodity prices, an extended continuation of the downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at September 30, 2013 was approximately $1,150 million compared to approximately $1,137 million at June 30, 2013, $881 million at December 31, 2012, and $747 million at September 30, 2012. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasileiro S.A. (“Petrobras”), Brazil’s national oil company. At exchange rates in effect at the signing date, the contract is valued at $650 million, net of Brazilian taxes, if all the equipment under contract is ordered. Amounts will be included in the Company’s backlog as purchase orders under the contract are received. At December 31, 2012, backlog included $105 million of purchase orders under the new Petrobras contract and an additional $33 million has been added through September 30, 2013. Minimal shipments have been made on this contract during the first nine months of 2013. The Company can give no assurance that backlog will remain at current levels. All of the Company’s projects currently included in its backlog are subject to change and/or termination at the option of the customer. If the Company’s existing or future products are unable to satisfy the requirements for any testing required by its customers or additional testing triggered by the Deepwater Horizon incident, or if the costs of the modifications to such products necessary to satisfy the testing are not acceptable to the Company’s customers, the customers may terminate their contracts with the Company.

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For each of the nine months ended September 30, 2013 and 2012, the Company derived 84% of its revenues from the sale of its products and 16% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory services during installation and rental of running tools. The Company has substantial international operations, with approximately 69% and 78% of its revenues derived from foreign sales for the three months ended September 30, 2013 and 2012, respectively, and 70% and 74% for the nine months ended September 30, 2013 and 2012, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 31% and 22%, respectively, of the Company’s total revenues for the three months ended September 30, 2013 and 2012 and 30% and 26% for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the nine months ended September 30, 2013, 16 projects representing approximately 13% of the Company’s total revenue and approximately 15% of its product revenues were accounted for using percentage-of-completion accounting, compared to 19 projects representing approximately 19% of the Company’s total revenue and 22% of its product revenue for the first nine months of 2012. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In millions)
Revenues:
Products
Subsea equipment	$51.4	$27.3	$148.7	$90.9
Surface equipment	—	0.1	0.1	0.3
Offshore rig equipment	3.6	3.6	4.5	17.1

Total products	55.0	31.0	153.3	108.3
Services	14.5	11.9	39.5	35.7

Total U.S. Gulf of Mexico revenues	$69.5	$42.9	$192.8	$144.0

During the second and third quarters of 2013, numerous subsea equipment orders were completed and shipped, contributing to the large increase in subsea equipment revenue for the nine months ended September 30, 2013 as compared to the same period in 2012. As the oil and gas industry continues to recover, the number of floating rigs (the rig type where Dril-Quip equipment is normally utilized) actively drilling in the U.S. Gulf of Mexico continues to increase. At September 30, 2013, there were 36 floating rigs actively drilling and an average of 36 for the first nine months of 2013 compared to a yearly average of 29 in 2012 and a yearly average of 18 for 2011. The Company believes that the effects of the U.S. Gulf of Mexico drilling moratorium and related permitting delays have had little or no impact on revenues related to offshore rig equipment. The change in offshore rig equipment revenues in the first nine months of 2013 compared to the same period of 2012 resulted primarily from a reduction of revenues from projects accounted for under the percentage-of-completion method. For the three and nine months ended September 30, 2013 the Company’s U.S. Gulf of Mexico service revenues as a percentage of worldwide revenue was 6.5% and 6.2%, respectively compared to 6.2% and 6.6% for the same period in 2012.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Products	83.4%	83.6%	83.9%	83.7%
Services	16.6	16.4	16.1	16.3

Total revenues:	100.0	100.0	100.0	100.0
Cost of sales:
Products	50.4	54.3	50.5	52.8
Services	8.4	9.5	9.1	9.1

Total cost of sales:	58.8	63.8	59.6	61.9
Selling, general and administrative expenses	13.3	11.0	10.7	10.8
Engineering and product development expenses	4.8	5.0	4.6	5.3

Operating income	23.1	20.2	25.1	22.0
Interest income	0.1	0.1	0.1	0.1
Interest expense	—	—	—	—

Income before income taxes	23.2	20.3	25.2	22.1
Income tax provision	5.4	4.8	6.0	5.9

Net income	17.8%	15.5%	19.2%	16.2%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In millions)
Revenues:
Products
Subsea equipment	$170.2	$138.7	$483.5	$385.9
Surface equipment	7.3	9.2	22.4	30.3
Offshore rig equipment	10.0	11.6	30.9	39.7

Total products	187.5	159.5	536.8	455.9
Services	37.2	31.4	103.1	88.7

Total revenues	$224.7	$190.9	$639.9	$544.6

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues. Revenues increased by $33.8 million, or approximately 17.7%, to $224.7 million in the three months ended September 30, 2013 from $190.9 million in the three months ended September 30, 2012. Product revenues increased by approximately $28.0 million for the three months ended September 30, 2013 compared to the same period in 2012 as a result of increased revenues of $31.5 million in subsea equipment, partially offset by a decrease of $1.9 million in surface equipment and $1.6 million in offshore rig equipment. The increase in subsea equipment revenues is primarily due to increased activity in the Gulf of Mexico. The change in offshore rig equipment revenues in the third quarter of 2013 compared to the third quarter of 2012 resulted primarily from a decrease of revenues from projects accounted for under the percentage-of-completion method. In any given time period, the revenues recognized between the various product lines and geographical areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand at that time. Product revenues increased in the Western Hemisphere by $31.2 million, which was slightly offset by a $2.2 million decrease in the Eastern Hemisphere and a $1.0 million decrease in Asia-Pacific. Service revenues increased by approximately $5.8 million as a result of increases of $2.8 million in the Western Hemisphere, $2.2 million in the Eastern Hemisphere and $800,000 in Asia-Pacific. The majority of the increases in service revenues related to an increase in reconditioning service revenues.

Cost of Sales. Cost of sales increased by $10.3 million, or approximately 8.5%, to $132.1 million for the three months ended September 30, 2013 from $121.8 million for the same period in 2012. The majority of the increase is due to the additional revenues. As a percentage of revenues, cost of sales were approximately 58.8% and 63.8% for the three-month periods ended September 30, 2013 and 2012, respectively. The decrease in cost of sales as a percentage of revenues resulted primarily from a decrease in unabsorbed manufacturing overhead and from changes in the product/service mix.

Selling, General and Administrative Expenses. For the three months ended September 30, 2013, selling, general and administrative expenses increased by approximately $9.0 million, or 43.3%, to $29.8 million from $20.8 million for the same period in 2012. The increase in selling, general and administrative expenses was primarily due to the effect of foreign currency transactions, increased personnel and related expenses and stock-based compensation expense. The Company experienced approximately $7.6 million in foreign currency transaction losses in the third quarter of 2013 as compared to $2.4 million in foreign currency transaction losses in the third quarter of 2012, both losses due primarily to the weakening of the United States dollar compared to the British pound sterling. Personnel and related expenses were approximately $1.9 million higher for the three months ended September 30, 2013 as compared to the same period in 2012. Stock-based compensation expense was approximately $800,000 higher for the three months ended September 30, 2013 as compared to the same period in 2012. Selling, general and administrative expenses as a percentage of revenues increased to 13.3% in 2013 from 11.0% in 2012.

Engineering and Product Development Expenses. For the three months ended September 30, 2013, engineering and product development expenses increased by approximately $1.2 million, or 12.5%, to $10.8 million from $9.6 million in the same period of 2012. Engineering and product development staffs have been increased to meet the demands of the higher backlog related to long-term projects. Engineering and product development expenses as a percentage of revenues decreased to 4.8% in 2013 from 5.0% in 2012.

Income tax provision. Income tax expense for the three months ended September 30, 2013 was $12.2 million on income before taxes of $52.2 million, resulting in an effective income tax rate of approximately 23%. Income tax expense for the three months ended September 30, 2012 was $9.2 million on income before taxes of $38.9 million, resulting in an effective tax rate of approximately 24%.

Net Income. Net income was approximately $40.0 million for the three months ended September 30, 2013 and $29.7 million for the same period in 2012, for the reasons set forth above.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012.

Revenues. Revenues increased by $95.3 million, or approximately 17.5%, to $639.9 million in the nine months ended September 30, 2013 from $544.6 million in the nine months ended September 30, 2012. Product revenues increased by approximately $80.9 million for the nine months ended September 30, 2013 compared to the same period in 2012 as a result of increased revenues of $97.6 million in subsea equipment, offset by decreases of $7.9 million in surface equipment and $8.8 million in offshore rig equipment. The majority of the subsea equipment increases occurred in the Western Hemisphere as activity increased in the U.S. Gulf of Mexico. Product revenues increased in the Western Hemisphere by $86.3 million, offset by decreases in the Eastern Hemisphere of $4.3 million and $1.1 million in Asia-Pacific. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand at that time. Service revenues increased by approximately $14.4 million, from increased service revenues in the Western Hemisphere of $4.8 million, the Eastern Hemisphere of $6.4 million and $3.2 million in Asia-Pacific. The majority of the increase in service revenues related to an increase in technical advisory services and reconditioning service revenues.

Cost of Sales. Cost of sales increased by $44.5 million, or approximately 13.2%, to $381.7 million for the nine months ended September 30, 2013 from $337.2 million for the same period in 2012. The increase was primarily due to the increase in revenues. As a percentage of revenues, cost of sales were approximately 59.6% and 61.9% for the nine-month periods ending September 30, 2013 and 2012, respectively. The decrease in cost of sales as a percentage of revenues resulted primarily from changes in the product mix and a decrease in unabsorbed manufacturing overhead.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2013, selling, general and administrative expenses increased by approximately $10.1 million, or 17.2%, to $68.7 million from $58.6 million for the same period in 2012. The increase in selling, general and administrative expenses was primarily due to increased personnel and related expenses and stock-based compensation expense, offset by a decrease in the effect of foreign currency transactions. Personnel and related expenses were approximately $5.8 million higher for the nine months ended September 30, 2013 as compared to 2012. Stock-based compensation expense was approximately $2.4 million greater for the nine months ended September 30, 2013 as compared to the same period in 2012. The Company experienced approximately $2.9 million in foreign currency transaction losses in the first nine months of 2013 compared to $4.3 million in foreign currency transaction losses in the first nine months of 2012. Selling, general and administrative expenses as a percentage of revenues was basically flat from 2012 to 2013.

Engineering and Product Development Expenses. For the nine months ended September 30, 2013, engineering and product development expenses increased by $500,000, or approximately 1.7%, to $29.1 million from $28.6 million in the same period of 2012. Engineering and product development staffs have increased due to the higher backlog related to long-term projects. Engineering and product development expenses as a percentage of revenues totaled 4.6% in 2013 and 5.3% in 2012.

Income tax provision. Income tax expense for the nine months ended September 30, 2013 was $38.1 million on income before taxes of $160.8 million, resulting in an effective income tax rate of approximately 24%. Income tax expense for the nine months ended September 30, 2012 was $32.2 million on income before taxes of $120.4 million, resulting in an effective income tax rate of approximately 27%. The decrease in the effective income tax rate reflects the $1.2 million Research and Development tax credit from the “American Taxpayer Relief Act of 2012” recognized on the 2012 U.S. income tax return, but not recorded until 2013 for financial statement purposes in accordance with GAAP, and the difference in income among the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $122.8 million for the nine months ended September 30, 2013 and $88.3 million for the same period in 2012, for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Nine months ended September 30,
	2013	2012
	(In thousands)
Operating activities	$140,854	$(9,950)
Investing activities	(29,809)	(39,303)
Financing activities	11,255	11,259

	122,300	(37,994)
Effect of exchange rate changes on cash activities	1,451	2,839

Increase (decrease) in cash and cash equivalents	$123,751	$(35,155)

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

During the nine months ended September 30, 2013, the Company generated $140.8 million of cash from operating activities primarily due to net income. Cash totaling approximately $6.6 million was used during the first nine months of 2013 due to increases in operating assets and liabilities. The change in operating assets and liabilities during 2013 primarily reflected a decrease in trade receivables of $17.7 million due to a $6.5 million decrease in unbilled revenues related to long-term projects and an increase in collection efforts. Inventory increased by approximately $12.1 million due to higher balances in work in progress to accommodate the higher backlog requirements. Trade accounts payable and accrued expenses were lower by approximately $12.9 million primarily due to a decrease in customer prepayments.

During the nine months ended September 30, 2012, the Company used $9.9 million of cash from operations. Cash totaling approximately $121.3 was used during the first nine months of 2012 due to increases in operating assets and liabilities. The increase in operating assets and liabilities during the first nine months of 2012 primarily reflected an increase in trade receivables of $59.5 million, due primarily to a $36.4 million increase in unbilled revenues. Inventory increased by approximately $70.2 million due to higher balances in raw materials and finished goods to accommodate the higher backlog requirements. Trade accounts payable and accrued expenses were higher by approximately $4.2 million.

Capital expenditures by the Company were $30.0 million and $40.6 million in the first nine months of 2013 and 2012, respectively. Capital expenditures in 2013 and 2012 included expanding manufacturing facilities in the Asia-Pacific, Eastern and Western Hemispheres and increased expenditures on machinery and equipment and running tools. The capital expenditures for the first nine months of 2013 were $5.8 million for facilities, $14.4 million for machinery and equipment, $6.5 million for running tools and other expenditures of $3.3 million. The capital expenditures for the first nine months of 2012 were $7.3 million for facilities, $21.3 million for machinery and equipment, $9.5 million for running tools and other expenditures of $2.5 million.

On June 19, 2012, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase program has no expiration date. As of September 30, 2013, no shares had been repurchased.

As of September 30, 2013, the Company has no commercial lending arrangement or lines of credit. The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, any significant future declines in hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be available and adequate to meet such requirements.

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our critical accounting policies. During the nine months ended September 30, 2013, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and the Brazilian real. The Company experienced a foreign currency pre-tax loss of approximately $7.6 million and $2.9 million during the three and nine months ended September 30, 2013, respectively, compared to a $2.4 million and a $4.3 million pre-tax loss for the three and nine month periods ended September 30, 2012, respectively. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that currency fluctuations will not have a significant impact on the Company.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with assessments from the disallowance of netting certain import and export taxes. The Company is vigorously contesting these assessments.

In addition, the Company is involved in lawsuits filed as a result of the April 2010 Deepwater Horizon incident in the U.S. Gulf of Mexico. The judge presiding over the multi-district litigation proceedings for the Deepwater Horizon incident dismissed all claims consolidated against the Company in those proceedings in January 2012 and issued a final judgment ordering the same in April 2012, but there is still a pending motion before the judge to remand one of the lawsuits back to a Texas state court.

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

Date: October 31, 2013