Form 10-K
period 2013-12-31
DRIL-QUIP INC
filed 2014-02-28
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2013, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $3,652,000,000 based on the closing price of such stock on such date of $90.29.

At February 21, 2014, the number of shares outstanding of registrant’s Common Stock was 40,676,124.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Dril-Quip, Inc. (the “Company” or “Dril-Quip”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

•	future operating results and cash flow;

•	scheduled, budgeted and other future capital expenditures;

•	working capital requirements;

•	the availability of expected sources of liquidity;

•	the introduction into the market of the Company’s future products;

•	the market for the Company’s existing and future products;

•	the Company’s ability to develop new applications for its technologies;

•	the exploration, development and production activities of the Company’s customers;

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

•	effects of pending legal proceedings;

•	changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities; and

•	future operations, financial results, business plans and cash needs.

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as in Macae, Brazil. The Company maintains additional facilities for fabrication and/or reconditioning in Australia, Norway, Denmark, Nigeria, China, Egypt, Ghana and Qatar. The Company’s manufacturing operations are vertically integrated, allowing it to perform substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; Dril-Quip do Brasil LTDA (DQB), located in Macae, Brazil; and DQ Holdings Pty Ltd. (DQH), located in Perth, Australia. Other subsidiaries include Dril-Quip (Ghana) Ltd. located in Takoradi, Ghana, PT DQ Oilfield Services Indonesia located in Jakarta, Indonesia, Dril-Quip (Nigeria) Ltd. located in Port Harcourt, Nigeria, Dril-Quip Egypt for Petroleum Services S.A.E. located in Alexandria, Egypt, Dril-Quip Oilfield Services (Tianjin) Co. Ltd. located in Tianjin, China and Dril-Quip Qatar LLC, located in Doha, Qatar. For additional discussion of our geographic segments, please see Note 11 of Notes to Consolidated Financial Statements.

Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2013, the Company generated approximately 67% of its revenues from foreign sales compared to 74% in 2012 and 69% in 2011.

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

Overview and Industry Outlook

Both the market for offshore drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. The level of capital expenditures has generally been dependent upon the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, and the ability of OPEC and other producing nations to set and maintain production levels and prices. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the availability, expiration date and price of offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. Declines in oil and gas prices may adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore, which could have an adverse impact on the Company’s results of operations, financial position and cash flows.

Oil and gas prices fell from previously high historic levels beginning in mid-2008 and continuing into 2009, and began to stabilize somewhat in the latter half of 2009. Brent Crude oil prices in 2010 ranged from $67.18 per barrel to $93.63 per barrel. In April 2010, the Deepwater Horizon incident resulted in a temporary drilling moratorium in the U.S. Gulf of Mexico. Although the moratorium was lifted in October 2010, the stagnation of the permitting process continued to be a significant issue throughout 2010 and 2011. In 2011, the Bureau of Ocean Energy Management, Regulation and Enforcement of the U.S. Department of Interior issued numerous new regulations in an effort to improve offshore drilling safety. In 2011, Brent Crude oil prices peaked at $126.64 per barrel and ended the year at $108.09 per barrel. In 2012, Brent Crude oil prices ranged between $88.69 per barrel and $128.14 per barrel with an average price of $111.57 per barrel and ended the year at $110.80 per barrel. In 2013, Brent Crude oil prices ranged between $96.84 per barrel and $118.90 per barrel and ended the year at $109.95 per barrel. The Company expects that the need for specialized products on a global basis will continue.

The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production, for a variety of reasons. A significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

Products and Services

Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. In 2013, the Company derived 84% of its revenues from the sale of its products and 16% of its revenues from services compared to 83% and 17% in 2012 and 85% and 15% in 2011, respectively.

Products

Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. The Company’s products are used to explore for oil and gas from offshore drilling rigs, such as floating rigs and jack-up rigs, and for drilling and production of oil and gas wells on offshore platforms, tension leg platforms (“TLPs”), Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers. A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter and is anchored in place. FPSOs are floating production, storage and offloading monohull moored vessels.

Subsea Equipment. Subsea equipment is used in the drilling and production of offshore oil and gas wells around the world. Included in the subsea equipment product line are subsea wellheads, mudline hanger systems, specialty connectors and associated pipe, production riser systems, subsea production trees, liner hangers, subsea control systems and subsea manifolds.

Subsea wellheads are pressure-containing forged and machined metal housings in which casing hangers are landed and sealed subsea to suspend casing (downhole pipe). As drilling depth increases, successively smaller diameter casing strings are installed, each suspended by an independent casing hanger. Subsea wellheads are utilized when drilling from floating drilling rigs, either semi-submersible or drillship types, and TLPs and Spars. The Company’s SS-20™ BigBore II-H™ Subsea Wellhead System is designed to accommodate additional casing strings installed through a conventional marine riser and a subsea blowout preventer.

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

Surface Equipment. Surface equipment is principally used for flow control on offshore production platforms, TLPs and Spars. Included in the Company’s surface equipment product line are platform wellheads, platform production trees and riser tensioners. Dril-Quip’s development of platform wellheads and platform production trees was facilitated by adaptation of its existing subsea wellhead and tree technology to surface wellheads and trees.

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

Riser tensioners are used on a floating drilling/production vessel to provide a continuous and reliable upward force on a riser, independent of the movement of the floating vessel.

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

Wellhead connectors and drilling riser systems are also used on both TLPs and Spars, which are being installed more frequently in deepwater applications. The principal markets for offshore rig equipment are new rigs, rig upgrades, TLPs and Spars. Drilling risers, wellhead connectors and diverters are generally designed and manufactured to customer specifications.

Certain products of the Company are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. See “Item 1A. Risk Factors—Our business involves numerous operating hazards that may not be covered by insurance. The occurrence of an event not fully covered by insurance could have a material adverse effect on our results of operations, financial position and cash flows.”

Services

Services provided by Dril-Quip include technical advisory services, reconditioning of its customer-owned products, and rental of running tools for installation and retrieval of its products. These services are provided from the Company’s worldwide locations and represented approximately 16% of revenues in 2013 compared to 17% in 2012 and 15% in 2011.

Technical Advisory. Dril-Quip does not install products for its customers, but provides technical advisory assistance to the customer, if requested, in the installation of its products. The customer is not obligated to utilize these services and may use its own personnel or a third party to perform these services. Technical advisory services performed by the Company are negotiated and sold separately from the Company’s products. These services are not a prerequisite to the sale of the Company’s products as its products are fully functional on a stand alone basis. The Company’s technicians provide assistance in the onsite installation of the Company’s products and are available on a 24-hour call out from the Company’s facilities located in Houston, Texas; Aberdeen, Scotland; Singapore; Macae, Brazil; New Orleans, Louisiana; Perth, Australia; Stavanger, Norway; Esbjerg, Denmark; Port Harcourt, Nigeria; Tianjin, China; Alexandria, Egypt; Takoradi, Ghana and Doha, Qatar.

Reconditioning. The Company provides reconditioning of its products at its facilities in Houston, Texas; Aberdeen, Scotland; Singapore; Macae, Brazil; Perth, Australia; Stavanger, Norway; Esbjerg, Denmark; Port Harcourt, Nigeria; Tianjin, China; Alexandria, Egypt; Takoradi, Ghana and Doha, Qatar. The Company does not typically service, repair or recondition its competitors’ products.

Rental. The Company rents running and installation tools for use in installing its products. These tools are used to install and retrieve the Company’s products which are purchased by customers. Rental or purchase of running tools is not a condition of the sale of the Company’s products and are contracted for separately from product sales and other services offered by the Company. Running tools are available from Dril-Quip’s locations in Houston, Texas; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Beverwijk, Holland; Singapore; Perth, Australia and Macae, Brazil.

Manufacturing

Dril-Quip has major manufacturing facilities in Houston, Texas; Aberdeen, Scotland; Singapore and Macae, Brazil. Each location conducts a broad variety of processes, including machining, fabrication, inspection, assembly and testing. The Houston facility also provides forged and heat treated products to all of its major manufacturing facilities.

The Company’s Houston, Aberdeen, Singapore and Macae manufacturing plants are ISO 14001/18001 and ISO 9001:2008 certified. The Houston, Aberdeen and Singapore plants are also licensed to applicable API product specifications. See “Item 2. Properties—Major Manufacturing Facilities.” Dril-Quip maintains its high standards of product quality through the use of quality assurance specialists who work with product manufacturing personnel throughout the manufacturing process by inspecting and documenting equipment as it is processed through the Company’s manufacturing facilities. The Company has the capability to manufacture various products from each of its product lines at its major manufacturing facilities and believes that this localized manufacturing capability is essential in order to compete with the Company’s major competitors.

The Company’s manufacturing process is vertically integrated, producing a majority of its forging and heat treating requirements and essentially all of its machining, fabrication, inspection, assembly and testing in-house. The Company’s primary raw material is cast steel ingots, from which it produces steel shaped forgings at its forging and heat treatment facility in Houston, Texas. The Company routinely purchases steel ingots from multiple suppliers on a purchase order basis and does not have any long-term supply contracts. The Company’s Houston facility provides forgings and heat treatment for its Houston, Aberdeen, Singapore and Macae facilities. The Company’s major competitors depend on outside sources for all or a substantial portion of their forging and heat treatment requirements. The Company has made significant capital investments in developing its vertically integrated manufacturing capability. Prolonged periods of low demand in the market for offshore drilling and production equipment could have a greater effect on the Company than on certain of its competitors that have not made such large capital investments in their facilities.

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

The Company is not dependent on any one customer or group of customers. In 2013 the Company’s top 15 customers represented approximately 64% of the total revenues and Petroleo Brasileiro S.A. (“Petrobras”) accounted for approximately 11% of total revenues. In 2012 and 2011, the Company’s top 15 customers represented approximately 62% of total revenues in both years. Petrobras accounted for approximately 12% and 15%, of the Company’s total revenues in 2012 and 2011, respectively. No other customer accounted for more than 10% of the Company’s total revenues in 2013, 2012 or 2011. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to offshore exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

Backlog

Backlog consists of firm customer orders for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $1.2 billion, $881 million and $716 million at December 31, 2013, 2012 and 2011, respectively. The 2013 backlog represents an increase of approximately $319 million, or 36%, from 2012 to 2013 and an increase of approximately $484 million, or 68%, from 2011 to 2013. The Company expects to fill approximately 65% of the December 31, 2013 backlog by December 31, 2014. The remaining backlog at December 31, 2013 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petrobras, Brazil’s national oil company. At exchange rates in effect at the signing date (2.04 Brazilian Reis to 1.00 U.S. Dollar), the contract was valued at $650 million, net of Brazilian taxes, if all the equipment under the contract is ordered. Amounts will be included in the Company’s backlog as purchase orders under the contract are received. As of December 31, 2013, the Company’s backlog included approximately $131 million of purchase orders under the new Petrobras contract. Shipments totaling approximately $12 million have been made on this contract through December 31, 2013. See “Item 1A. Risk Factors - Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”

Marketing and Sales

Dril-Quip markets its products and services throughout the world directly through its sales personnel in two domestic and twenty international locations. In addition, in certain foreign markets the Company utilizes independent sales agents or representatives to enhance its marketing and sales efforts.

Some of the locations in which Dril-Quip has sales agents or representatives are India, Brazil, Indonesia, Malaysia, China, Saudi Arabia and United Arab Emirates. Although they do not have authority to contractually bind the Company, these representatives market the Company’s products in their respective territories in return for sales commissions. The Company advertises its products and services in trade and technical publications targeted to its customer base. The Company also participates in industry conferences and trade shows to enhance industry awareness of its products.

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

Product Development and Engineering

The technological demands of the oil and gas industry continue to increase as offshore exploration and drilling expand into more hostile environments. Conditions encountered in these environments include water depths in excess of 10,000 feet, well pressures exceeding 15,000 psi (pounds per square inch), well flowing temperatures beyond 350o F (Fahrenheit), and mixed flows of oil, gas and water that may also be highly corrosive.

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

The Company has continually introduced new products and product enhancements since its founding in 1981. In the 1980s, the Company introduced its first product, specialty connectors, as well as mudline suspension systems, template systems and subsea wellheads. In the 1990s, the Company introduced a series of new products, including diverters, wellhead connectors, SingleBore™ subsea trees, improved severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling riser systems and TLP and Spar production riser systems. Since 2000, Dril-Quip has introduced multiple new products including liner hangers, subsea control systems, subsea manifolds and riser tensioners.

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

Dril-Quip has numerous U.S. registered trademarks, including Dril-Quip®, Quik-Thread®, Quik-Stab®, Multi-Thread®, MS-15®, SS-15®, SS-10® and SU-90®. The Company has registered its trademarks in the countries where such registration is deemed material.

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

Competition

Dril-Quip faces significant competition from other manufacturers and suppliers of exploration and production equipment. Several of its primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than those of the Company and which, in many instances, have been engaged in the manufacturing business for a much longer period of time than the Company. The Company competes principally with GE Oil and Gas (formerly Vetco Gray), and the petroleum production equipment segments of OneSubsea (a joint venture of Cameron International Corporation and Schlumberger, Ltd.), FMC Technologies, Inc. and Aker Solutions.

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

Employees

The total number of the Company’s employees as of December 31, 2013 was 2,637. Of these, 1,363 were located in the United States. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of February 20, 2014) and positions of the Company’s executive officers:

Name	Age	Position
Blake T. DeBerry	54	President, Chief Executive Officer and Director
James A. Gariepy	56	Senior Vice President and Chief Operating Officer
Jerry M. Brooks	62	Vice President—Finance and Chief Financial Officer
James C. Webster	44	Vice President, General Counsel and Secretary

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

•	worldwide economic activity;

•	the level of exploration and production activity;

•	interest rates and the cost of capital;

•	environmental regulation;

•	federal, state and foreign policies regarding exploration and development of oil and gas;

•	the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;

•	governmental regulations regarding future oil and gas exploration and production in the U.S. Gulf of Mexico and elsewhere;

•	the cost of exploring and producing oil and gas;

•	the cost of developing alternative energy sources;

•	the availability, expiration date and price of offshore leases in the United States and overseas;

•	the discovery rate of new oil and gas reserves in offshore areas;

•	the success of drilling for oil and gas in unconventional resource plays such as shale formations;

•	technological advances; and

•	weather conditions.

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Brent crude oil prices in 2013 ranged from $96.84 per barrel to $118.90 per barrel. Brent crude oil prices in 2012 ranged from $88.69 per barrel to $128.14 per barrel. Brent crude oil prices in 2011 peaked at $126.64 per barrel and ended the year at $108.09 per barrel. We expect continued volatility in both crude oil and natural gas prices as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, future significant or prolonged declines in hydrocarbon prices may have a material adverse effect on our results of operations.

Certain matters relating to the Deepwater Horizon explosion, subsequent oil spill, moratorium and related regulations on deepwater drilling offshore in the U. S. Gulf of Mexico may continue to adversely affect our business in the U.S. Gulf of Mexico and potentially in other worldwide locations.

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon that was operated by BP Exploration & Production, Inc. (“BP”) sank after an explosion and fire that began on April 20, 2010. Pursuant to a contract that we entered into with an affiliate of BP, we supplied to BP a wellhead and certain other equipment that were in use on the Deepwater Horizon at the time of the incident.

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

One of the lawsuits against the Company consolidated in the MDL Proceeding was a personal injury lawsuit initially filed in a Texas state court. The plaintiff has filed a motion to remand the lawsuit back to the Texas state court.

Additional lawsuits may be filed and additional investigations may be launched in the future. An adverse outcome with respect to any of these lawsuits or investigations, or any lawsuits or investigations that may arise in the future, could have a material adverse effect on our results of operations.

At the time of the Deepwater Horizon incident, we had a general liability insurance program with an aggregate coverage limit of $100 million for claims with respect to property damage, injury or death and pollution. The coverage was increased to $200 million in October 2010. The insurance policies may not cover all potential claims and expenses relating to the Deepwater Horizon incident or future incidents. In addition, our policies may not cover fines, penalties or costs and expenses related to government-mandated cleanup of pollution. We may experience further tightening of the availability of insurance coverage. If liability limits are increased or the insurance market becomes more restricted, the risks and costs of conducting offshore exploration and development activities may increase, which could materially impact our results of operations.

In November 2012, the EPA suspended BP from new contracts with the U.S. government. Under the suspension, no new contracts can be entered into between the U.S. government and BP, including new leases of offshore tracts. The suspension could have an adverse effect on our revenues in the U.S. Gulf of Mexico.

Since the Deepwater Horizon incident, various new regulations intended to improve offshore safety systems and environmental protection have been issued that have increased the complexity of the drilling permit process and may limit the opportunity for some operators to continue deepwater drilling in the U.S. Gulf of Mexico, which could adversely affect the Company’s financial operations. Third party challenges to industry operations in the U.S. Gulf of Mexico may also serve to further delay or restrict activities. If the new regulations, policies, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant impairment to expected profitability on projects, they could discontinue or curtail their offshore operations, thereby adversely affecting our financial operations by decreasing demand for our products.

We may not be able to satisfy technical requirements, testing requirements or other specifications under contracts and contract tenders.

Our products are used in deepwater, harsh environments and severe service applications. Our contracts with customers and customer requests for bids typically set forth detailed specifications or technical requirements for our products and services, which may also include extensive testing requirements. We anticipate that such testing requirements will become more common in our contracts. In addition, recent scrutiny of the offshore drilling industry triggered by the Deepwater Horizon incident has resulted in more stringent technical specifications for our products and more comprehensive testing requirements for our products to ensure compliance with such specifications. We cannot assure you that our products will be able to satisfy the specifications or that we will be able to perform the full-scale testing necessary to prove that the product specifications are satisfied in future contract bids or under existing contracts, or that the costs of modifications to our products to satisfy the specifications and testing will not adversely affect our results of operations. If our products are unable to satisfy such requirements, or we are unable to perform any required full-scale testing, our customers may cancel their contracts and/or seek new suppliers, and our business, results of operations, cash flows or financial position may be adversely affected.

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

Our principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a portion of our customer base. In 2013, our top 15 customers represented approximately 64% of total revenues, and Petrobras accounted for approximately 11% of our total revenues. In 2012 and 2011, our top 15 customers represented approximately 62% of total revenues for both years. Petrobras accounted for approximately 12% and 15% of our total revenues in 2012 and 2011, respectively. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations, financial position and cash flows.

Our customers’ industries are undergoing continuing consolidation that may impact our results of operations.

The oil and gas industry is rapidly consolidating and, as a result, some of our largest customers have consolidated and are using their size and purchasing power to seek economies of scale and pricing concessions. This consolidation may result in reduced capital spending by some of our customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our products and services. We cannot assure you that we will be able to maintain our level of sales to a customer that has consolidated or replace that revenue with increased business activity with other customers. As a result, the acquisition of one or more of our primary customers may have a significant negative impact on our results of operations, financial position or cash flows. We are unable to predict what effect consolidations in the industry may have on price, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

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

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.

The revenues projected in our backlog may not be realized or, if realized, may not result in profits. All of the projects currently included in our backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay us for work performed and other costs necessarily incurred as a result of the change or termination.

We can give no assurance that our backlog will remain at current levels. Sales of our products are affected by prices for oil and natural gas, which may fluctuate significantly. Future declines in oil and natural gas prices could reduce new customer orders, possibly causing a decline in our future backlog. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.

Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows.

We have substantial international operations, with approximately 67%, 74% and 69% of our revenues derived from foreign sales in 2013, 2012 and 2011, respectively. We operate our business and market our products and services in all of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

•	volatility in general economic, social and political conditions;

•	terrorist threats or acts, war and civil disturbances;

•	expropriation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign taxation, including changes in laws or interpretations of existing laws;

•	assaults on property or personnel;

•	restrictive action by local governments;

•	foreign and domestic monetary policies;

•	limitations on repatriation of earnings;

•	travel limitations or operational problems caused by public health threats; and

•	changes in currency exchange rates.

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

Our international operations expose us to compliance risks.

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

In addition, our import and export activities are governed by unique customs laws and regulations in each of the countries where we operate. The laws and regulations concerning import and export activity, recordkeeping and reporting, import and export control and economic sanctions are complex and subject to frequent change.

The precautions we take to prevent and detect misconduct, fraud or non-compliance with applicable laws and regulations may not be able to prevent such occurrences, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines, penalties or other sanctions, including debarment from government contracts, seizure of shipments and loss of import and export privileges, which could have a material adverse effect on our business and our results of operations, financial position and cash flows.

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

We may suffer losses as a result of foreign currency fluctuations and limitations on the ability to repatriate income or capital to the United States.

We conduct a portion of our business in currencies other than the U. S. dollar, and our operations are subject to fluctuations in foreign currency exchange rates. We cannot assure you that we will be able to protect the Company against such fluctuations in the future. Historically, we have not conducted business in countries that limit repatriation of earnings. However, as we expand our international operations, we may begin operating in countries that have such limitations. Further, we cannot assure you that the countries in which we currently operate will not adopt policies limiting repatriation of earnings in the future.

Our foreign subsidiaries also hold significant amounts of cash that may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes of the applicable foreign country if we dividend that cash to its parent company located in the United States.

Our business involves numerous operating hazards that may not be covered by insurance. The occurrence of an event not fully covered by insurance could have a material adverse effect on our results of operations, financial position and cash flows.

Our products are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. In addition, certain areas where our products are used, including in and near the U.S. Gulf of Mexico, are close to high population areas and subject to hurricanes and other extreme weather conditions on a relatively frequent basis. A catastrophic occurrence at a location where our equipment and/or services are used may expose us to substantial liability for personal injury, wrongful death, product liability, environmental damage or commercial claims. Effective October 1, 2010, we increased our general liability insurance program to include an aggregate coverage limit of $200 million for claims with respect to property damage, injury or death and pollution. However, our insurance policies may not cover fines, penalties or costs and expenses related to government-mandated cleanup of pollution. In addition, our insurance does not provide coverage for all liabilities, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our results of operations, financial position and cash flows.

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

We depend on the services of Blake DeBerry, President and Chief Executive Officer, and James Gariepy, Senior Vice President and Chief Operating Officer. Together, Mr. DeBerry and Mr. Gariepy have over 30 years with the Company and approximately 60 years of relevant industry experience. The loss of either of these officers could have a material adverse effect on our results of operations, financial position and cash flows.

In addition, competition for skilled machinists, fabricators and technical personnel among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully and develop and produce marketable products and services. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increase in the wage rates paid by us or both. If either of these events were to occur, in the near-term, the profits realized by us from work in progress would be reduced and, in the long-term, our production capacity and profitability could be diminished and our growth potential could be impaired.

Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

Our business and our customers’ businesses may be significantly affected by:

•	federal, state, local and foreign laws and other regulations relating to the oilfield operations, worker safety and the protection of the environment;

•	changes in these laws and regulations; and

•	the level of enforcement of these laws and regulations.

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

Because of our foreign operations and sales, we are also subject to changes in foreign laws and regulations that may encourage or require hiring of local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. If we fail to comply with any applicable law or regulation, our business, results of operations, financial position and cash flows.

Our businesses and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

Our operations and the operations of our customers are also subject to federal, state, local and foreign laws and regulations relating to the protection of human health and the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. For example, our operations are subject to numerous and complex laws and regulations that, among other things, may regulate the management and disposal of hazardous and non-hazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities and concentrations of various materials that can be released into the environment; limit or prohibit operation activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record-keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. We are required to invest financial and managerial resources to comply with such environmental, health and safety laws and regulations and anticipate that we will continue to be required to do so in the future. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. For example, legislation to regulate emissions of greenhouse gases has been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. Also, the EPA has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA has expanded its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. To date, there has been no significant progress in cap and trade proposals. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. The adoption of additional legislation or regulatory programs to reduce greenhouse gas emissions could also increase the cost of consuming, and thereby reduce demand for, the hydrocarbons that our customers produce. Consequently, such legislation or regulatory programs could have an adverse effect on our financial condition and results of operations. It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impact a new regulatory action might have on us or our customers. Generally, the anticipated regulatory actions do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies that are our competitors. However, our business and prospects could be adversely affected to the extent laws are enacted or modified or other governmental action is taken that prohibits or restricts our customers’ exploration and production activities or imposes environmental protection requirements that result in increased costs to us or our customers.

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

The market price of our common stock may be volatile.

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

Provisions in our corporate documents and Delaware law could delay or prevent a change in control of the Company, even if that change would be beneficial to our stockholders.

The existence of some provisions in our corporate documents and Delaware law could delay or prevent a change in control of our company, even if that change would be beneficial to our stockholders. Our certificate of incorporation and bylaws contain provisions that may make acquiring control of our company difficult, including:

•	provisions relating to the classification, nomination and removal of our directors;

•	provisions regulating the ability of our stockholders to bring matters for action at annual meetings of our stockholders;

•	provisions requiring the approval of the holders of at least 80% of our voting stock for a broad range of business combination transactions with related persons; and

•	the authorization given to our board of directors to issue and set the terms of preferred stock.

Our stockholder rights plan could also make it more difficult for a third party to acquire, or could discourage a third party from acquiring, our company or a large block of our common stock. In addition, the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Major Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas
—Hempstead Highway	175,000	12.9	Owned
—N. Eldridge Parkway	1,722,000	218.0	Owned
Aberdeen, Scotland	222,800	24.1	Owned
Singapore	232,800	14.6	Leased
Macae, Brazil	169,600	10.6	Owned

Dril-Quip has manufacturing facilities in Houston, Aberdeen, Singapore and Macae. The Houston facility at Eldridge produces in-house a majority of the Company’s forging and heat treatment requirements.

Sales, Service and Reconditioning Facilities

Location(1)	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
New Orleans, Louisiana	2,300	—	Sales/Service
Beverwijk, Holland	5,200	0.4	Sales/Warehouse
Perth, Australia	21,200	2.7	Sales/Service/Reconditioning/Warehouse
Stavanger, Norway	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,100	2.6	Sales/Service/Reconditioning/Warehouse
Port Harcourt, Nigeria	8,300	0.6	Sales/Service/Reconditioning/Warehouse
Tianjin, China	12,200	—	Service/Reconditioning/Warehouse
Shekou, China	1,000	—	Sales
Cairo, Egypt	2,200	—	Sales
Alexandria, Egypt	5,200	0.6	Service/Reconditioning/Warehouse
Takoradi, Ghana	2,500	0.8	Service/Reconditioning/Warehouse
Doha, Qatar	8,600	—	Service/Reconditioning/Warehouse

(1)	All facilities are leased except Stavanger, Norway, which is owned.

The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen, Singapore and Macae.

Item 3.	Legal Proceedings

Deepwater Horizon Incident

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP sank after an explosion and fire that began on April 20, 2010. We were named, along with other unaffiliated defendants, in both class action and other lawsuits arising from the Deepwater Horizon incident. In 2012, the judge presiding over various lawsuits and proceedings dismissed all claims asserted against us in those proceedings with prejudice.

One of the lawsuits against us consolidated in the MDL Proceeding was a personal injury lawsuit initially filed in a Texas state court. The plaintiff has filed a motion to remand the lawsuit back to the Texas state court. If the lawsuit is remanded to the Texas state court, the Company intends to vigorously defend that lawsuit and does not believe it will have a material adverse impact on our results of operations. Additional lawsuits may be filed and additional investigations may be launched in the future. An adverse outcome with respect to any of these lawsuits or investigations, or any lawsuits or investigations that may arise in the future, could have a material adverse effect on our results of operations. We intend to continue to vigorously defend any litigation, fine or penalty relating to the Deepwater Horizon incident. We do not believe this litigation will have a material impact and accordingly, no liability has been accrued in conjunction with these matters.

At the time of the Deepwater Horizon incident, we had a general liability insurance program with an aggregate coverage limit of $100 million for claims with respect to property damage, injury or death and pollution. The coverage was increased to $200 million in October 2010. The insurance policies may not cover all potential claims and expenses relating to the Deepwater Horizon incident. In addition, our policies may not cover fines, penalties or costs and expenses related to government-mandated cleanup of pollution. We may experience further tightening of the availability of insurance coverage. If liability limits are increased or the insurance market becomes more restricted, the risks and costs of conducting offshore exploration and development activities may increase, which could materially impact our results of operations.

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

In August 2007, the State of Rio de Janeiro served the Company’s Brazilian subsidiary with assessments to collect a state tax on the importation of goods through the State of Espirito Santo from 2002 to 2007 claiming that these taxes were due and payable to it under applicable law. The Company settled these assessments with payments to the State of Rio de Janeiro of $12.2 million in March 2010 and $3.9 million in December 2010. Approximately $7.8 million of these settlement payments were attributable to penalties, interest and amounts that had expired under the statute of limitations so that amount was recorded as an expense. The remainder of the settlement payments generated credits (recorded as a prepaid tax) that can be used to offset future state taxes on sales to customers in the State of Rio de Janeiro once certified by the tax authorities under a process that is currently ongoing. When the credits are certified, the Company will have a five-year period in which to utilize them.

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

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the New York Stock Exchange for the indicated quarters of fiscal 2013 and 2012.

	Sales Price ($)
	2013		2012
Quarter Ended	High	Low	High	Low
March 31	$88.12	$73.70	$77.12	$62.75
June 30	95.44	76.44	69.26	57.27
September 30	115.56	89.97	76.03	64.84
December 31	$121.07	$104.52	$73.54	$65.16

There were approximately 18 stockholders of record of the Company’s Common Stock as of December 31, 2013. This number does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

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

Repurchase of Equity Securities

On June 18, 2012, the Company’s Board of Directors approved a share repurchase plan of up to $100 million of the Company’s common stock. As of December 31, 2013, 85,840 shares had been repurchased at a total cost of approximately $10.0 million. The repurchase plan has no expiration date and all shares purchased have been cancelled.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value (in millions) of Shares that May Yet Be Purchased Under the Program
October 1-31, 2013	55,422	$118.20	55,422	$93.4
November 1-30, 2013	30,418	113.46	30,418	90.0
December 1-31, 2013	—	—	—	90.0

Total	85,840	$116.52	85,840	$90.0

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report on Form 10-K.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Products	$731,617	$610,218	$511,650	$486,050	$456,022
Services	140,755	122,813	89,692	80,201	84,182

Total revenues	872,372	733,031	601,342	566,251	540,204
Cost and expenses:
Cost of sales:
Products	436,359	384,513	303,995	272,619	260,780
Services	77,547	67,153	57,853	49,988	49,513

Total cost of sales	513,906	451,666	361,848	322,607	310,293
Selling, general and administrative	94,806	82,218	70,510	61,069	55,474
Engineering and product development	40,115	37,455	34,626	29,202	27,173
Special items(1)	—	—	4,719	14,660	5,224

Operating income	223,545	161,692	129,639	138,713	142,040
Interest income	587	462	418	321	507
Interest expense	(35)	(32)	(53)	(131)	(156)

Income before income taxes	224,097	162,122	130,004	138,903	142,391
Income tax provision	54,270	42,913	34,737	36,677	37,250

Net income	$169,827	$119,209	$95,267	$102,226	$105,141

Earnings per common share:
Basic	$4.18	$2.96	$2.38	$2.57	$2.68
Diluted	$4.16	$2.94	$2.36	$2.55	$2.66
Weighted average common shares outstanding:
Basic	40,648	40,332	40,071	39,828	39,164
Diluted	40,865	40,523	40,322	40,060	39,538
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	162,229	(8,159)	$101,854	$107,160	$136,412
Net cash used in investing activities	(41,873)	(48,999)	(54,187)	(72,950)	(44,325)
Net cash provided by financing activities	3,367	12,257	5,098	14,634	13,436
Other Data:
Depreciation and amortization	$29,340	$26,224	$23,013	$20,875	$17,997
Capital expenditures	42,633	50,773	56,213	74,815	44,749

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Working capital	$936,023	$769,299	$648,302	$576,920	$511,916
Total assets	1,394,612	1,231,447	1,085,858	948,551	817,246
Total debt	—	—	57	326	1,039
Total stockholders’ equity	1,242,018	1,066,432	925,244	828,014	705,085

(1)	See discussion on page 35 under “Special Items.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average Brent Crude oil and natural gas (Henry Hub) closing prices are listed below for periods covered by this report:

	Average prices during year ended December 31,
	2013	2012	2011
Crude Oil ($/Bbl)	$108.56	$111.57	$111.26
Natural gas ($/per Mcf)	3.85	2.84	4.12

In 2011, Brent Crude oil prices began the year at $95.82 per barrel and reached a peak in May at $126.64 per barrel. In 2012, Brent Crude oil prices ranged between $88.69 per barrel and $128.14 per barrel. Crude oil ended the year of 2012 at $110.80 per barrel. In 2013, the Brent Crude oil price ranged between a low of $96.84 per barrel and a high of $118.90 per barrel with an average of $108.56 per barrel and ended the year at $109.95 per barrel.

According to the January 2014 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average $105.42 per barrel in 2014 and $101.58 in 2015.

In its January 2014 report, the EIA expects Henry Hub natural gas prices to average $4.01 per Mcf in 2014 and $4.23 per Mcf in 2015. Henry Hub natural gas price was $4.44 per Mcf at the end of December 2013.

In its January 2014 Oil Market Report, the International Energy Agency projected global oil demand to increase on an annual basis by 1.3 million barrels per day in 2014 as the economy continues to recover.

According to the EIA, between January 1, 2014 and January 27, 2014, the price of Brent Crude oil ranged from $106.44 per barrel to $109.69 per barrel, closing at $108.72 per barrel on January 27, 2014. For the same period, Henry Hub natural gas price ranged from $4.07 per Mcf to $5.84 per Mcf, closing at $5.84 per Mcf on January 27, 2014.

Rig Count

Detailed below is the average contracted offshore rig count for the Company’s geographic regions for the years ended December 31, 2013, 2012 and 2011. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	2013		2012		2011
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	129	89	128	83	108	76
Eastern Hemisphere	94	89	88	83	81	77
Asia-Pacific	50	248	48	220	45	203

Total	273	426	264	386	234	356

Source: ODS—Petrodata RigBase—December 31, 2013, 2012 and 2011

The table above represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of December 31, 2013, there were 76 rigs under contract (43 floating rigs and 33 jack-up rigs) in the U.S. Gulf of Mexico, 69 of which were actively drilling (39 floating rigs and 30 jack-up rigs). As of December 31, 2012, there were 69 rigs under contract in the U.S. Gulf of Mexico (38 floating rigs and 31 jack-up rigs), of which 65 were actively drilling (34 floating rigs and 31 jack-up rigs), and as of December 31, 2011, there were 64 rigs under contract in the U.S. Gulf of Mexico (29 floating rigs and 35 jack-up rigs), of which 57 were actively drilling (22 floating rigs and 35 jack-up rigs).

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of 2013, 2012 and 2011, there were 233, 186 and 146 rigs, respectively; under construction and the expected delivery dates for the rigs under construction on December 31, 2013 are as follows:

	Floating Rigs	Jack- Ups	Total
2014	33	41	74
2015	28	59	87
2016	21	28	49
2017	8	3	11
After 2017 or unspecified delivery date	12	—	12

	102	131	233

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

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Oil and gas prices fell from previously high historic levels beginning in mid-2008 and continuing into 2009, and began to stabilize somewhat in the latter half of 2009. Brent Crude oil prices in 2010 ranged from $67.18 per barrel to $93.63 per barrel. In 2011, Brent Crude oil prices peaked at $126.64 per barrel and ended the year at $108.09 per barrel. In 2012 the Brent Crude oil prices ranged between $88.69 per barrel and $128.14 per barrel with an average price of $111.57 per barrel and ended the year at $110.80 per barrel. In 2013 Brent Crude oil prices ranged between $96.84 per barrel and $118.90 per barrel with an average price of $108.56 per barrel and ended the year at $109.95 per barrel. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations.

The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. These risks include nationalization, expropriation, war, acts of terrorism and civil disturbance, restrictive action by local governments, limitation on repatriation of earnings, change in foreign tax laws and change in currency exchange rates, any of which could have an adverse effect on either the Company’s ability to manufacture its products in its facilities abroad or the demand in certain regions for the Company’s products or both. To date, the Company has not experienced any significant problems in foreign countries arising from local government actions or political instability, but there is no assurance that such problems will not arise in the future. Interruption of the Company’s international operations could have a material adverse effect on its overall operations. See “Item 1A. Risk Factors—Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows.”

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. In 2013, the Company derived 84% of its revenues from the sale of its products and 16% of its revenues from services compared to 83% and 17% in 2012 and 85% and 15% in 2011, respectively. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory services during installation and rental of running tools. The Company has substantial international operations, with approximately 67%, 74% and 69% of its revenues derived from foreign sales in 2013, 2012 and 2011, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 33%, 26% and 31%, respectively, of the Company’s total revenues for 2013, 2012 and 2011.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. During both 2013 and 2012, there were 21 projects that were accounted for using the percentage-of-completion method, which represented approximately 15% and 20%, respectively, of the Company’s total revenues and 18% and 24% of the Company’s product revenues, respectively. During 2011, there were 18 projects representing 20% of the Company’s total revenues and 23% of the Company’s product revenues. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period when they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against current earnings because of percentage-of-completion accounting.”

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Revenues:
Products
Subsea equipment	$209.7	$118.5	$105.1
Surface equipment	3.8	0.4	0.3
Offshore rig equipment	16.6	19.7	57.3

Total products	230.1	138.6	162.7
Services	53.6	50.3	25.8

Total U.S. Gulf of Mexico revenues	$283.7	$188.9	$188.5

During 2013, numerous subsea equipment orders were completed and shipped, contributing to the large increase in subsea equipment revenue for the year as compared to 2012 and 2011. As the oil and gas industry continues to recover from the Deepwater Horizon incident, the number of floating rigs (the rig type where Dril-Quip equipment is normally utilized) actively drilling in the U.S. Gulf of Mexico continues to increase. During 2013, an average of 37 floating rigs were actively drilling compared to an average of 29 in 2012 and 18 in 2011. The change in offshore rig equipment revenues in 2013 compared to 2012 resulted primarily from a reduction of revenues from projects accounted for under the percentage-of-completion method in the U.S. Gulf of Mexico. In 2013, service revenues totaled 6.1% of total revenues compared to 6.9% in 2012 and 4.3% in 2011. The Company will continue to monitor any remaining effects of the U.S. drilling moratorium and the subsequent permitting delays on its ongoing business operations.

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Products	83.9%	83.2%	85.1%
Services	16.1	16.8	14.9

Total revenues	100.0	100.0	100.0
Cost of sales:
Products:	50.0	52.5	50.6
Services	8.9	9.1	9.6

Total cost of sales	58.9	61.6	60.2
Selling, general and administrative	10.9	11.2	11.7
Engineering and product development	4.6	5.1	5.8
Special items(1)	—	—	0.8

Operating income	25.6	22.1	21.5
Interest income	0.1	0.1	0.1
Interest expense	—	—	—

Income before income taxes	25.7	22.2	21.6
Income tax provision	6.2	5.9	5.8

Net income	19.5%	16.3%	15.8%

(1)	See discussion on page 35 under “Special Items.”

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	2013	2012	2011
	(In millions)
Revenues:
Products
Subsea equipment	$646.5	$518.6	$422.7
Surface equipment	35.8	38.5	27.0
Offshore rig equipment	49.3	53.1	61.9

Total products	731.6	610.2	511.6
Services	140.8	122.8	89.7

Total revenues	$872.4	$733.0	$601.3

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues. Revenues increased by $139.4 million, or approximately 19.0%, to $872.4 million in 2013 from $733.0 million in 2012. Product revenues increased by approximately $121.4 million for the year ended December 31, 2013 compared to the same period in 2012 as a result of increased revenues of $127.9 million in subsea equipment, partially offset by decreases of $2.7 million in surface equipment and $3.8 million in offshore rig equipment. The increase in subsea equipment revenue was primarily due to increased revenues of $91.2 million in subsea equipment in the U.S. Gulf of Mexico as numerous subsea equipment orders were completed and shipped. Product revenues increased in the Western Hemisphere by $121.6 million and in Asia-Pacific by $10.1 million, partially offset by a decrease of $10.3 million in the Eastern Hemisphere. Service revenues increased by approximately $18.0 million resulting from increased service revenues in the Western Hemisphere of $3.4 million, $9.4 million in the Eastern Hemisphere and $5.2 million in Asia-Pacific. The majority of the increases in service revenues related to increased technical advisory services and reconditioning of the Company’s running and installation tools.

Cost of Sales. Cost of sales increased by $62.2 million, or approximately 13.8%, to $513.9 million for 2013 from $451.7 million for the same period in 2012. As a percentage of revenues, cost of sales were approximately 58.9% in 2013 and 61.6% in 2012. Cost of sales as a percentage of revenue decreased in 2013 primarily due to changes in the product mix and decreases in unabsorbed manufacturing overhead expenses.

Selling, General and Administrative Expenses. For 2013, selling, general and administrative expenses increased by approximately $12.6 million, or 15.3%, to $94.8 million from $82.2 million in 2012. The increase in selling, general and administrative expenses was primarily due to increased personnel and related expenses, foreign currency transactions and an increase in stock-based compensation. Personnel and related expenses were higher by $6.1 million in 2013 as compared to 2012. The Company recognized approximately $6.0 million in foreign currency transaction losses during 2013 compared to approximately $5.2 million of losses during 2012. Stock-based compensation expense for 2013 totaled $8.9 million compared to $5.7 million in 2012. Selling, general and administrative expenses as a percentage of revenues were 10.9% in 2013 and 11.2% in 2012.

Engineering and Product Development Expenses. For 2013, engineering and product development expenses increased by approximately $2.6 million, or 6.9%, to $40.1 million from $37.5 million in 2012. The increase was primarily due to additional personnel required to meet the demands of the higher backlog related to long-term projects. Engineering and product development expenses as a percentage of revenues decreased to 4.6% in 2013 from 5.1% in 2012.

Income tax provision. Income tax expense for 2013 was $54.3 million on income before taxes of $224.1 million, resulting in an effective income tax rate of approximately 24.2%. Income tax expense in 2012 was $42.9 million on income before taxes of $162.1 million, resulting in an effective tax rate of approximately 26.4%. The decrease in the effective income tax rate reflects the $1.2 million Research and Development tax credit from the “American Taxpayer Relief Act of 2012” recognized on the 2012 U.S. income tax return, but not recorded until 2013 for financial statement purposes in accordance with GAAP. Also contributing to the decreased tax rate is the difference in income tax rates between the Company’s three geographic areas.

Net Income. Net income was approximately $169.8 million in 2013 and $119.2 million in 2012 for the reasons set forth above.

Year ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues. Revenues increased by $131.7 million, or approximately 21.9%, to $733.0 million in 2012 from $601.3 million in 2011. Product revenues increased by approximately $98.6 million for the year ended December 31, 2012 compared to the same period in 2011 as a result of increased revenues of $95.9 million in subsea equipment and $11.5 million in surface equipment, partially offset by a $8.8 million decrease in offshore rig equipment. The decrease in offshore rig equipment revenue was primarily due to the reduction in the number of long-term projects with offshore rig equipment components. Product revenues increased in the Western Hemisphere by $33.8 million, $32.2 million in the Eastern Hemisphere, and in Asia-Pacific by $32.6 million. Service revenues increased by approximately $33.1 million resulting from increased service revenues in the Western Hemisphere of $31.4 million and $4.0 million in the Eastern Hemisphere, partially offset by a slight decrease of $2.3 million in Asia-Pacific. The majority of the increases in service revenues related to increased technical advisory services and increased rental of running and installation tools.

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

On January 2, 2013, the “American Taxpayer Relief Act of 2012” extended the Research and Development tax credit retroactive to January 1, 2012 and was extended through December 31, 2013. The Research and Development credit for 2012 of $1.2 million was recognized on the Company’s 2012 U.S. federal income tax return but was recorded for financial statement purposes in the first quarter of 2013 in accordance with ASC 740, which requires that changes in tax laws are recorded when enacted.

Net Income. Net income was approximately $119.2 million in 2012 and $95.3 million in 2011, for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) operations by type of activity were as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities	$162,229	$(8,159)	$101,854
Investing activities	(41,873)	(48,999)	(54,187)
Financing activities	3,367	12,257	5,098

	123,723	(44,901)	52,765
Effect of exchange rate changes on cash activities	3,442	3,516	(39)

Increase (decrease) in cash and cash equivalents	$127,165	$(41,385)	$52,726

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

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. The Company’s principal source of funds is cash flows from operations.

Net cash provided from operating activities increased $170.4 million in 2013 compared to 2012, primarily due to higher net income of $50.6 million and non-cash income adjustments of $4.6 million and changes in operating assets and liabilities of $115.2 million in 2013. Net cash provided from operating activities decreased $110.0 million in 2012 compared to 2011, primarily due to changes in operating assets and liabilities of $139.2 million, partially offset by higher net income of $23.9 million and non-cash income adjustments of $5.3 million.

Net income increased by $50.6 million to $169.8 million in 2013 from $119.2 million in 2012. Net income increased by $23.9 million to $119.2 million in 2012 from $95.3 million in 2011. The reasons for the changes in net income are set forth in the “Results of Operations” section above.

The change in operating assets and liabilities of $44.7 million during 2013 primarily reflected an increase in trade receivables of $17.3 million and an increase in inventory of $10.6 million. Trade receivables increased due to the growth of revenues in 2013, partially offset by a decrease in unbilled receivables. Inventory increased due to higher balances in work in progress to accommodate the higher backlog requirements related to long-term projects. Accounts payable and accrued expenses were lower by approximately $8.6 million due to a decrease in customer prepayments.

The change in operating assets and liabilities of $159.9 million during 2012 primarily reflected an increase in trade receivables of $81.6 million and an increase in inventory of $81.9 million. Trade receivables increased due to the growth of revenues in 2012 and an increase in unbilled revenues related to long-term projects. Inventory increased due to higher balances in work in progress and finished goods to accommodate the higher backlog requirements related to long-term projects. Accounts payable and accrued expenses were higher by approximately $4.1 million.

The change in operating assets and liabilities of $20.7 million during 2011 primarily reflected an increase in inventory of $37.5 million primarily due to increases in work in progress and finished goods. Accounts payable and accrued expenses increased by $41.9 million primarily due to increases in accounts payable for inventory purchases and $3.3 million for the contractual obligation for Mr. Walker’s retirement and ongoing facilities construction.

Capital expenditures by the Company were $42.6 million, $50.8 million and $56.2 million in 2013, 2012 and 2011, respectively. Capital expenditures in 2013, 2012 and 2011 included expanding manufacturing facilities in Asia-Pacific and the Eastern and Western Hemispheres as well as increased expenditures on machinery and equipment and running tools due to expanded operations. The capital expenditures for 2013 were primarily $7.2 million for facilities, $23.6 million for machinery and equipment, $7.7 million for running tools and other expenditures of $4.1 million. Capital expenditures in 2012 were comprised of $9.3 million for facilities, $26.9 million for machinery and equipment, $10.5 million for running tools and other expenditures of $4.1 million. In 2011, capital expenditures were primarily $27.0 million for facilities, $15.5 million for machinery and equipment, $9.7 million for running tools and other expenditures of $4.0 million.

The exercise of stock options generated cash to the Company of $10.5 million, $10.8 million and $4.2 million in 2013, 2012, and 2011 respectively. Under a share repurchase plan approved by the Company’s Board of Directors in 2012, the Company repurchased and cancelled 85,840 shares, at a total cost of $10.0 million, during the fourth quarter of 2013.

The following table presents long-term contractual obligations of the Company and the related payments in total and by year as of December 31, 2013:

	Payments due by year
Contractual Obligations	2014	2015	2016	2017	2018	After 2018	Total
	(In millions)
Operating lease obligations	$1.7	$0.9	$0.6	$0.5	$0.4	$5.6	$9.7

In addition to the above, the Company has issued purchase orders in the ordinary course of business for the purchase of goods and services. These purchase orders are enforceable and legally binding. However, none of the Company’s purchase obligations call for deliveries of goods or services for time periods in excess of one year.

The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, any significant future decline in hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be available and adequate to meet such requirements.

Backlog

Backlog consists of firm customer orders for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s backlog was approximately $1.2 billion, $881 million and $716 million at December 31, 2013, 2012 and 2011, respectively. This represents an increase of approximately $319 million, or 36%, from 2012 to 2013 and an increase of approximately $484 million, or 68%, from 2011 to 2013. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petrobras, Brazil’s national oil company. At exchange rates in effect at the signing date (2.04 Brazilian Reis to 1.00 U.S. Dollar), the contract is valued at $650 million, net of Brazilian taxes, if all the equipment under contract is ordered. Amounts are included in the Company’s backlog as purchase orders under the contract are received. As of December 31, 2013, the Company’s backlog included approximately $131 million of purchase orders under the new Petrobras contract. Shipments totaling approximately $12 million have been made on this contract through December 31, 2013. The Company expects to fill approximately 65% of the December 31, 2013 backlog by December 31, 2014. The remaining backlog at December 31, 2013 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. See “Item 1A. Risk Factors - Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”

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

Currency Risk

Through its subsidiaries, the Company conducts a portion of business in currencies other than the U. S. dollar, principally the British pound sterling (“GBP”) in the Eastern Hemisphere and the Brazilian real (“BRL”) in Brazil. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. In 2013, 2012 and 2011, the Company had, net of income taxes, transaction losses of $4.6 million, and $3.8 million and $2.5 million, respectively. There is no assurance that the Company will be able to protect itself against such fluctuations in the future.

Historically, the Company has not conducted business in countries that limit repatriation of earnings. However, as the Company expands its international operations, it may begin operating in countries that have such limitations. Further, there can be no assurance that the countries in which the Company currently operates will not adopt policies limiting repatriation of earnings in the future. The Company also has significant investments in countries other than the United States, principally its manufacturing operations in Scotland, Singapore, Brazil and, to a lesser extent, Norway. The functional currency of these foreign operations is the local currency except for Singapore, where the U.S. dollar is used. Financial statement assets and liabilities in the functional currency are translated at the end of the period exchange rates. Resulting translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flow.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2013 and 2012, trade receivables included $52.9 million and $62.1 million of unbilled receivables, respectively. During 2013, there were 21 projects representing approximately 15% and 18% of the Company’s total revenues and product revenues, respectively, which were accounted for using percentage-of-completion accounting, and 21 projects during 2012 representing approximately 20% of the Company’s total revenues and 24% of product revenues, respectively.

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

Inventories. Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and slow-moving inventories of $33.2 million and $30.4 million as of December 31, 2013 and 2012, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

None.

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

The Company uses a sensitivity analysis model to measure the potential impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates for the British pound sterling and the Brazilian real against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would have resulted in a decrease in revenues of approximately $34 million and a decrease in net income of approximately $12 million for 2013. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

BDO USA, LLP, the independent registered public accounting firm, which audited the consolidated financial statements included in the Annual Report on Form 10-K, has also issued an attestation on our internal control over financial reporting, and their report is set forth on page 44.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dril-Quip, Inc.

Houston, Texas

We have audited Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dril-Quip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 8. Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Dril-Quip, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Dril-Quip, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dril-Quip, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Houston, Texas

February 26, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dril-Quip, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dril-Quip, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dril-Quip, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2014, expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Houston, Texas

February 26, 2014

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Products	$731,617	$610,218	$511,650
Services	140,755	122,813	89,692

Total revenues	872,372	733,031	601,342
Cost and expenses:
Cost of sales:
Products	436,359	384,513	303,995
Services	77,547	67,153	57,853

Total cost of sales	513,906	451,666	361,848
Selling, general and administrative	94,806	82,218	70,510
Engineering and product development	40,115	37,455	34,626
Special items	—	—	4,719

Total costs and expenses	648,827	571,339	471,703

Operating income	223,545	161,692	129,639
Interest income	587	462	418
Interest expense	(35)	(32)	(53)

Income before income taxes	224,097	162,122	130,004
Income tax provision	54,270	42,913	34,737

Net income	$169,827	$119,209	$95,267

Earnings per common share:
Basic	$4.18	$2.96	$2.38

Diluted	$4.16	$2.94	$2.36

Weighted average common shares outstanding:
Basic	40,648	40,332	40,071

Diluted	40,865	40,523	40,322

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$169,827	$119,209	$95,267
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,340)	4,613	(9,126)

Total comprehensive income	$163,487	$123,822	$86,141

The accompanying notes are an integral part of these consolidated financial statements

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$384,356	$257,191
Trade receivables, net	279,253	263,213
Inventories, net	368,354	362,181
Deferred income taxes	24,951	23,838
Prepaids and other current assets	21,899	17,965

Total current assets	1,078,813	924,388
Property, plant and equipment, net	304,806	295,982
Other assets	10,993	11,077

Total assets	$1,394,612	$1,231,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,801	$28,302
Accrued income taxes	13,628	5,604
Customer prepayments	45,025	86,313
Accrued compensation	21,556	14,620
Other accrued liabilities	23,780	20,250

Total current liabilities	142,790	155,089
Deferred income taxes	9,804	9,926

Total liabilities	152,594	165,015

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,673,874 and 40,475,061 issued and outstanding at December 31, 2013 and 2012	407	405
Additional paid-in capital	191,965	179,868
Retained earnings	1,069,816	899,989
Accumulated other comprehensive losses	(20,170)	(13,830)

Total stockholders’ equity	1,242,018	1,066,432

Total liabilities and stockholders’ equity	$1,394,612	$1,231,447

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities
Net income	$169,827	$119,209	$95,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,340	26,224	23,013
Stock-based compensation expense	8,900	5,748	4,542
Loss (gain) on sale of equipment	124	239	(116)
Deferred income taxes	(1,235)	338	(1,512)
Special items—non-cash	—	—	1,351
Changes in operating assets and liabilities:
Trade receivables, net	(17,250)	(81,566)	(22,699)
Inventories, net	(10,562)	(81,884)	(37,490)
Prepaids and other assets	(5,447)	895	(1,192)
Excess tax benefits of stock options and awards	(2,863)	(1,487)	(1,172)
Accounts payable and accrued expenses	(8,605)	4,125	41,862

Net cash provided by (used in) operating activities	162,229	(8,159)	101,854
Investing activities
Purchase of property, plant, and equipment	(42,633)	(50,773)	(56,213)
Proceeds from sale of equipment	760	1,774	2,026

Net cash used in investing activities	(41,873)	(48,999)	(54,187)
Financing activities
Repurchase of common stock	(10,002)	—	—
Principal payments on debt	—	(39)	(269)
Proceeds from exercise of stock options	10,506	10,809	4,195
Excess tax benefits of stock options and awards	2,863	1,487	1,172

Net cash provided by financing activities	3,367	12,257	5,098
Effect of exchange rate changes on cash	3,442	3,516	(39)

Increase (decrease) in cash and cash equivalents	127,165	(41,385)	52,726
Cash and cash equivalents at beginning of year	257,191	298,576	245,850

Cash and cash equivalents at end of year	$384,356	$257,191	$298,576

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance at December 31, 2010	$400	$151,418	$685,513	$(9,317)	$828,014

Foreign currency translation adjustment	—	—	—	(9,126)	(9,126)
Net income	—	—	95,267	—	95,267

Comprehensive income	—	—	—	—	86,141
Options exercised (133,680 shares)	2	4,193	—	—	4,195
Stock-based compensation	—	4,544	—	—	4,544
Special items—stock-based compensation	—	1,351	—	—	1,351
Excess tax benefits—stock options and awards	—	999	—	—	999

Balance at December 31, 2011	402	162,505	780,780	(18,443)	925,244

Foreign currency translation adjustment	—	—	—	4,613	4,613
Net income	—	—	119,209	—	119,209

Comprehensive income	—	—	—	—	123,822
Options exercised and awards vested (299,635 shares)	3	10,806	—	—	10,809
Stock-based compensation	—	5,750	—	—	5,750
Excess tax benefits—stock options and awards	—	807	—	—	807

Balance at December 31, 2012	405	179,868	899,989	(13,830)	1,066,432

Foreign currency translation adjustment	—	—	—	(6,340)	(6,340)
Net income	—	—	169,827	—	169,827

Comprehensive income	—	—	—	—	163,487
Options exercised and awards vested (284,653 shares)	3	10,503	—	—	10,506
Stock-based compensation	—	8,900	—	—	8,900
Excess tax benefits—stock options and awards	—	2,695	—	—	2,695
Treasury stock (85,840 shares)	(1)	(10,001)	—	—	(10,002)

Balance at December 31, 2013	$407	$191,965	$1,069,816	$(20,170)	$1,242,018

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as in Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; Dril-Quip do Brasil LTDA (DQB), located in Macae, Brazil; and DQ Holdings Pty Ltd. (DQH), located in Perth, Australia. Other subsidiaries include Dril-Quip (Ghana) Ltd. located in Takoradi, Ghana, PT DQ Oilfield Services Indonesia located in Jakarta, Indonesia, Dril-Quip (Nigeria) Ltd. located in Port Harcourt, Nigeria, DQ Egypt for Petroleum Services S.A.E. located in Alexandria, Egypt, Dril-Quip Oilfield Services (Tianjin) Co. Ltd. located in Tianjin, China and the Company’s newest subsidiary, Dril-Quip Qatar, LLC located in Doha, Qatar.

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

Trade Receivables

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience combined with a specific review of each customer’s outstanding trade receivable balance. Management believes that the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance. The following is a summary of activity relating to the allowance for doubtful accounts for the years ended December 31, 2011, 2012 and 2013:

In thousands
Balance at December 31, 2010	$1,451
Charges to costs and expenses	410
Recoveries/write-offs	(701)

Balance at December 31, 2011	1,160
Charges to costs and expenses	1,469
Recoveries/write-offs	(516)

Balance at December 31, 2012	2,113
Charges to costs and expenses	910
Recoveries/write-offs	(659)

Balance at December 31, 2013	$2,364

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and slow-moving inventories. Inventory reserves of $33.2 million and $30.4 million were recorded as of December 31, 2013 and 2012, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to be generated by the asset, an impairment charge is recognized by reflecting the asset at its fair value. No impairments of long-lived assets were recorded in 2013, 2012 or 2011.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2013 and 2012, receivables included $52.9 million and $62.1 million of unbilled receivables, respectively. For the year ended December 31, 2013, there were 21 projects representing approximately 15% of the Company’s total revenues and approximately 18% of its product revenues that were accounted for using percentage-of-completion accounting, and 21 projects during 2012 which represented 20% of the Company’s total revenue and 24% of its product revenues.

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

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. Exchange losses were approximately $4.6 million in 2013, $3.8 million in 2012, and $2.5 million in 2011, net of income taxes. These amounts are included in selling, general and administrative costs in the Consolidated Statements of Income on a pre-tax basis.

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

3. New Accounting Standards

None.

4. Inventories

Inventories consist of the following:

	December 31,
	2013	2012
	(In thousands)
Raw materials and supplies	$85,670	$86,007
Work in progress	119,929	97,379
Finished goods	195,971	209,221

	401,570	392,607
Less: allowance for obsolete and excess inventory	(33,216)	(30,426)

Total inventory	$368,354	$362,181

Summary of allowance for excess and slow-moving inventory:

In thousands
Balance at December 31, 2010	$24,948
Charges to costs and expenses	2,888
Write-offs of inventory	(1,608)

Balance at December 31, 2011	26,228
Charges to costs and expenses	4,651
Write-offs of inventory	(453)

Balance at December 31, 2012	30,426
Charges to costs and expenses	3,554
Write-offs of inventory	(764)

Balance at December 31, 2013	$33,216

5. Property, Plant and Equipment

Property, plant and equipment consists of:

	Estimated Useful Lives	December 31,
		2013	2012
		(In thousands)
Land and improvements	10-25 years	$26,927	$26,650
Buildings	15-40 years	192,024	185,559
Machinery, equipment and other	3-10 years	313,772	288,829

		532,723	501,038
Less accumulated depreciation		(227,917)	(205,056)

Total property, plant and equipment		$304,806	$295,982

Depreciation expense for 2013 totaled $29.3 million compared to $26.2 million in 2012.

6. Income Taxes

The Company is required to recognize the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2013, which are the years ended December 31, 2007 through December 31, 2013. The Company has occasionally been assessed interest or penalties by major tax jurisdictions; these assessments historically have not materially impacted the Company’s financial results. Interest expense assessed by tax jurisdictions is included with interest expense and assessed penalties are included in selling, general and administrative expenses.

The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had no uncertain tax positions that required recognition in the consolidated financial statements at December 31, 2013 and 2012. If it is more likely than not that the related tax benefits will not be realized, a valuation allowance would be established to reduce deferred tax assets. As of December 31, 2013 and 2012, the Company determined that a valuation allowance was not necessary.

Income before income taxes consisted of the following:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Domestic	$98,883	$65,271	$45,159
Foreign	125,214	96,851	84,845

Total	$224,097	$162,122	$130,004

The income tax provision (benefit) consists of the following:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$30,962	$20,033	$13,127
Foreign	24,543	22,542	23,122

Total current	55,505	42,575	36,249

Deferred:
Federal	(1,299)	440	(891)
Foreign	64	(102)	(621)

Total deferred	(1,235)	338	(1,512)

Total	$54,270	$42,913	$34,737

The difference between the effective income tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	Year ended December 31,
	2013	2012	2011
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	(6.0)	(5.5)	(5.2)
Foreign development tax incentive	(2.6)	(1.6)	(0.3)
Manufacturing benefit	(1.4)	(1.2)	(1.3)
Other	(0.8)	(0.3)	(1.5)

Effective income tax rate	24.2%	26.4%	26.7%

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

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Inventory	$9,086	$9,846
Inventory reserve	7,807	7,079
Allowance for doubtful accounts	396	430
Reserve for accrued liabilities	370	183
Stock options	4,323	4,242
Other	2,969	2,058

Total deferred tax assets	24,951	23,838
Deferred tax liability:
Property, plant and equipment	(9,804)	(9,926)

Net deferred tax asset	$15,147	$13,912

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. The estimate of undistributed earnings of the Company’s foreign subsidiaries amounted to $547 million as of December 31, 2013. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

On January 2, 2013, the “American Taxpayer Relief Act of 2012” extended the Research and Development tax credit retroactive to January 1, 2012 and was extended through December 31, 2013. The Research and Development credit for 2012 of $1.2 million was recognized on the Company’s 2012 U.S. federal income tax return but was recorded for financial statement purposes in the first quarter of 2013 in accordance with ASC 740.

The Company paid $41.0 million, $37.9 million and $31.9 million in income taxes in 2013, 2012 and 2011, respectively.

7. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2013	2012
	(In thousands)
Payroll taxes	$3,559	$2,933
Property, sales and other taxes	6,398	5,166
Commissions payable	2,160	1,497
Accrued vendor costs	7,384	7,013
Other	4,279	3,641

Total	$23,780	$20,250

8. Employee Benefit Plans

The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense was $4.9 million, $4.4 million and $4.0 million in 2013, 2012 and 2011, respectively.

9. Commitments and Contingencies

The Company leases certain offices, shop and warehouse facilities, automobiles and equipment. Total lease expense incurred was $3.5 million, $2.9 million and $3.7 million in 2013, 2012 and 2011, respectively. Future annual minimum lease commitments at December 31, 2013 are as follows: 2014—$1,703,000; 2015—$914,000; 2016—$598,000, 2017—$484,000; 2018—$441,000; and thereafter—$5.6 million.

Deepwater Horizon Incident

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon, operated by BP, sank after an explosion and fire that began on April 20, 2010. The Company was named, along with other unaffiliated defendants, in both class action and other lawsuits arising from the Deepwater Horizon incident. In 2012, the judge presiding over various lawsuits and proceedings dismissed all claims asserted against the Company in those proceedings with prejudice. On April 9, 2012, the judge issued an order granting a final judgment in favor of the Company with respect to the court’s prior order that granted the Company’s Motion for Summary Judgment.

One of the lawsuits against the Company consolidated in the MDL Proceeding was a personal injury lawsuit initially filed in a Texas state court. The plaintiff has filed a motion to remand the lawsuit back to the Texas state court. If the lawsuit is remanded to the Texas state court, the Company intends to vigorously defend that lawsuit and does not believe it will have a material adverse impact on its results of operations. Accordingly, no liability has been accrued in conjunction with this matter. Additional lawsuits may be filed and additional investigations may be launched in the future. An adverse outcome with respect to any of these lawsuits or investigations, or any lawsuits or investigations that may arise in the future, could have a material adverse effect on the Company’s results of operations. The Company intends to continue to vigorously defend any litigation, fine and/or penalty relating to the Deepwater Horizon incident. The Company does not believe this litigation will have a material impact on its results of operations and accordingly, no liability has been accrued in conjunction with these matters.

At the time of the Deepwater Horizon incident, the Company had a general liability insurance program with an aggregate coverage limit of $100 million for claims with respect to property damage, injury or death and pollution. The coverage was increased to $200 million in October 2010. The insurance policies may not cover all potential claims and expenses relating to the Deepwater Horizon incident. In addition, the Company’s policies may not cover fines, penalties or costs and expenses related to government-mandated cleanup of pollution. The Company may experience further tightening of the availability of insurance coverage. If liability limits are increased or the insurance market becomes more restricted, the risks and costs of conducting offshore exploration and development activities may increase, which could materially impact the Company’s results of operations.

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

In August 2007, the State of Rio de Janeiro served the Company’s Brazilian subsidiary with assessments to collect a state tax on the importation of goods through the State of Espirito Santo from 2002 to 2007 claiming that these taxes were due and payable to it under applicable law. The Company settled these assessments with payments to the State of Rio de Janeiro of $12.2 million in March 2010 and $3.9 million in December 2010. Approximately $7.8 million of these settlement payments were attributable to penalties, interest and amounts that had expired under the statute of limitations so that amount was recorded as an expense. The remainder of the settlement payments generated credits (recorded as a prepaid tax) that can be used to offset future state taxes on sales to customers in the State of Rio de Janeiro once certified by the tax authorities under a process that is currently ongoing. When the credits are certified, the Company will have a five-year period in which to utilize them. In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (“Santo Credits”) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described in the immediately preceding paragraph. The Company has objected to this assessment as it would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. The Company believes that these credits are valid and that success in the matter is probable. Based upon this analysis the Company has not accrued any liability in conjunction with this matter.

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

11. Geographic Areas

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Revenues:
Western Hemisphere
Products	$420,439	$298,853	$265,029
Services	72,328	68,938	37,531
Intercompany	51,767	65,803	73,290

Total	$544,534	$433,594	$375,850

Eastern Hemisphere
Products	$186,074	$196,328	$164,135
Services	46,653	37,307	33,320
Intercompany	1,254	4,065	3,680

Total	$233,981	$237,700	$201,135

Asia-Pacific
Products	$125,104	$115,037	$82,486
Services	21,774	16,568	18,841
Intercompany	9,155	968	3,026

Total	$156,033	$132,573	$104,353

Summary
Products	$731,617	$610,218	$511,650
Services	140,755	122,813	89,692
Intercompany	62,176	70,836	79,996
Eliminations	(62,176)	(70,836)	(79,996)

Total	$872,372	$733,031	$601,342

Income before income taxes
Western Hemisphere	$111,498	$76,771	$66,782
Eastern Hemisphere	49,672	44,904	41,453
Asia-Pacific	55,136	33,478	22,891
Eliminations	7,791	6,969	(1,122)

Total	$224,097	$162,122	$130,004

Total Long-Lived Assets:
Western Hemisphere	$216,104	$215,340	$196,380
Eastern Hemisphere	43,430	36,194	34,927
Asia-Pacific	59,192	58,484	58,058
Eliminations	(2,927)	(2,959)	(2,809)

Total	$315,799	$307,059	$286,556

Total Assets:
Western Hemisphere	$803,069	$727,242	$666,915
Eastern Hemisphere	316,473	275,868	229,043
Asia-Pacific	292,600	261,319	209,143
Eliminations	(17,530)	(32,982)	(19,243)

Total	$1,394,612	$1,231,447	$1,085,858

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

In 2013 Petrobras accounted for approximately 11% of the Company’s total revenues. In 2012 and 2011, Petrobras accounted for approximately 12% and 15% respectively, of the Company’s revenues. No other customer accounted for more than 10% of the Company’s total revenues in 2013, 2012 or 2011.

12. Stock-Based Compensation and Stock Awards

Stock Options

On September 19, 1997, the Company adopted the Dril-Quip, Inc. 1997 Incentive Plan (as amended, the “1997 Plan”) and the Company reserved 3,400,000 shares of Common Stock for use in connection with the 1997 Plan. During 2001, the Company reserved an additional 1,400,000 shares for use in connection with the 1997 Plan. There are no options that remain outstanding under the 1997 Plan as the last grants were made in 2003. On May 13, 2004, the Company’s stockholders approved the 2004 Incentive Plan of Dril-Quip, Inc. (as amended in 2012, the “2004 Plan”), which reserved up to 2,696,294 shares of Common Stock to be used in connection with the 2004 Plan. Persons eligible for awards under the 1997 Plan and 2004 Plan are employees holding positions of responsibility with the Company or any of its subsidiaries and members of the Board of Directors. Options granted under the 1997 Plan and the 2004 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant.

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

On October 28, 2011, the Company granted options to purchase 213,000 shares, of Common Stock pursuant to the 2004 Plan to certain officers and employees. There were no stock options granted in 2012 or 2013. The following table presents the assumptions used in the option pricing model.

2011
Expected life (years)	6.0
Volatility	49.5%
Risk-free interest rate	1.13%
Dividend yield	0.0%
Fair value of each option	$32.38

Option activity for the year ended December 31, 2013 was as follows:

	Number of Options	Weighted Average Price	Aggregate intrinsic value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	751,687	$52.74
Granted	—	—
Exercised	(234,417)	44.82
Forfeited	(4,375)	65.63

Outstanding at December 31,2013	512,895	$56.25	$27.5	6.25

Exercisable at December 31,2013	383,459	$52.29	$22.1	5.82

The total intrinsic value of stock options exercised in 2013, 2012 and 2011 was $10.7 million, $7.6 million and $4.9 million, respectively. The income tax benefit realized from stock options exercised was $3.7 million for the year ended December 31, 2013. There were no anti-dilutive stock option shares on December 31, 2013.

Stock-based compensation is recognized as selling, general and administrative expense in the accompanying Consolidated Statements of Income. During the years ended December 31, 2013, 2012 and 2011, stock-based compensation expense for stock option awards totaled $3.4 million, $3.8 million and $4.5 million, respectively. Stock option expense for 2011 excludes $1.4 million of non-cash expense due to the vesting of Mr. J. Mike Walker’s stock options as a result of his retirement. This expense for early vesting is included in Special items on the Consolidated Statements of Income and discussed in Note 14 of Notes to Consolidated Financial Statements. No stock-based compensation expense was capitalized during 2013, 2012 or 2011.

Options granted to employees vest over four years and the Company recognizes compensation expense on a straight-line basis over the vesting period of the options. At December 31, 2013, there was $3.7 million of total unrecognized compensation expense related to nonvested stock options. This expense is expected to be recognized over a weighted average of 1.2 years.

Restricted Stock Awards

On October 28, 2013 pursuant to the 2004 Plan, the Company awarded officers, directors and key employees restricted stock awards (“RSA”), which is an award of common stock subject to time vesting. In May 2012, the Board of Directors amended the 2004 Plan to include non-employee directors as eligible for restricted stock awards. RSAs issued under this plan are restricted as to transference, sale and other disposition. These RSAs vest ratably over a three year period. The RSAs may also vest in case of a change of control. Upon termination, whether voluntary or involuntary, the RSAs that have not vested will be returned to the Company resulting in stock forfeitures. The fair market value of the stock on the date of grant is amortized and charged to selling, general and administrative expense over the stipulated time period over which the RSAs vest on a straight-line basis, net of estimated forfeitures.

The Company’s RSA activity and related information is presented below:

	RSA Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2012	132,784	$69.41
Granted	67,255	116.62
Vested	(50,236)	69.43
Forfeited	(1,050)	69.55

Nonvested balance at December 31, 2013	148,753	$90.75

Restricted stock awards compensation expense for the year ended December 31, 2013 totaled $3.9 million and $1.7 million for 2012 and $87,000 for 2011. For 2013, total income tax benefit recognized in net income for restricted stock awards was $2.0 million. As of December 31, 2013, there was $12.5 million of total unrecognized compensation cost related to nonvested RSAs, which is expected to be recognized over a weighted average period of 1.63 years. There were 11,923 anti-dilutive restricted shares on December 31, 2013.

Performance Unit Awards

On October 28, 2013, the Company awarded 31,707 performance unit awards (“Performance Units”) pursuant to the 2004 Plan to officers and key employees. The Performance Units were valued based on a Monte Carlo simulation at $138.31 which is approximately 118.4% of the grant share price. Under the plan, participants may earn from 0% to 200% of their target award based upon the Company’s relative total share return (“TSR”) to the 15 component companies of the Philadelphia Oil Service Index (“OSX index”). The TSR is calculated over a three year period from October 1, 2013 to September 30, 2016 and assumes reinvestment of dividends for companies within the index that pay dividends, which Dril-Quip does not. Assumptions used in the Monte Carlo simulation are as follows:

Grant date	October 28, 2013
Performance period	October 1, 2013 to September 30, 2016
Volatility	34.4%
Risk-free interest rate	0.569%
Grant date price	$116.83

The Company’s Performance Unit activity and related information is presented below:

	Number of Performance Units	Weighted Average Grant Date Fair Value Per Performance Unit
Nonvested balance at December 31, 2012	46,350	$84.66
Granted	31,707	138.31
Vested	—	—
Forfeited	—	—

Nonvested balance at December 31, 2013	78,057	$106.45

Performance Unit compensation expense for the year ended December 31, 2013 totaled $1.6 million, $235,000 for 2012 and none for 2011. As of December 31, 2013, there was $6.5 million (based on 100% result rate) of total unrecognized compensation expense related to nonvested Performance Units which is to be recognized over a weighted average period of 1.7 years. There were 5,646 anti-dilutive performance share units at December 31, 2013.

The following table summarizes information for equity compensation plans in effect as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	512,895	$56.25	772,736
Equity compensation plans not approved by stockholders	—	not applicable	—

Total	512,895	$56.25	772,736

(1)	Excludes 148,753 shares of unvested restricted stock awards and 78,057 of unvested performance units, which were granted pursuant to the 2004 Plan approved by the stockholders.

13. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation.

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Net income	$169,827	$119,209	$95,267

Weighted average basic common shares outstanding	40,648	40,332	40,071
Effect of dilutive securities—stock options and awards	217	191	251

Total shares and dilutive securities	40,865	40,523	40,322

Basic earnings per common share	$4.18	$2.96	$2.38

Diluted earnings per common share	$4.16	$2.94	$2.36

14. Special Items

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

15. Stock Repurchase Plan

On June 18, 2012, the Company’s Board of Directors approved a stock repurchase plan of up to $100 million of the Company’s common stock. During October and November 2013, the Company repurchased 85,840 shares at a total cost of approximately $10.0 million. The repurchase plan has no expiration date and all shares purchased have been cancelled.

16. Quarterly Results of Operations (Unaudited):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
	(Unaudited)
2013
Revenues	$193,155	$222,031	$224,724	$232,462
Cost of sales	116,328	133,203	132,131	132,244
Gross profit	76,827	88,828	92,593	100,218
Operating income	52,177	56,215	51,985	63,168
Net income	39,842	42,927	39,995	47,063
Earnings per share:
Basic(1)	$0.98	$1.06	$0.98	$1.16
Diluted(1)	0.98	1.05	0.98	1.15
2012
Revenues	$177,124	$176,570	$190,860	$188,477
Cost of sales	107,050	108,325	121,821	114,470
Gross profit	70,074	68,245	69,039	74,007
Operating income	40,032	41,349	38,723	41,588
Net income	28,797	29,803	29,657	30,952
Earnings per share:
Basic(1)	$0.72	$0.74	$0.73	$0.77
Diluted(1)	0.71	0.74	0.73	0.76

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 43 of this Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2014 Proxy Statement”) for its annual meeting of stockholders to be held on May 16, 2014, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2014 Proxy Statement, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2014 Proxy Statement, which sections are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2014 Proxy Statement, which section is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Public Accounting Firm—Fees” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2014 Proxy Statement, which sections are incorporated herein by reference.

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

(a)(3) Exhibits

Dril-Quip will furnish any exhibit to a stockholder upon payment by the stockholder of the Company’s reasonable expenses to furnish the exhibit.

Exhibit No.	Description

*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed January 17, 2012).

*4.1	—	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.2 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.2	—	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

*+10.1	—	Employment Agreement between the Company and Mr. DeBerry (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.2	—	Employment Agreement between the Company and Mr. Gariepy (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.3	—	Employment Agreement between the Company and Mr. Brooks (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.4	—	Employment Agreement between the Company and Mr. Webster (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.5	—	Amended and Restated 2004 Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on April 6, 2012).

*+10.6	—	Short-Term Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit B to the Company’s Proxy Statement filed on April 6, 2012).

Exhibit No.	Description

*+10.7	—	Form of Standard Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2008).

*+10.8	—	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.9	—	Form of Restricted Stock Award Agreement for Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2012).

**+10.10	—	Summary of Executive Officer and Non-employee Director Compensation.

*10.11	—	Contract for Goods and Services dated August 20, 2012 between Petroleo Brasileiro S.A. and Dril-Quip, do Brasil LTDA (English translation) (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed on November 8, 2012).

*+10.12	—	2012 Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on October 19, 2012).

*+10.13	—	Form of Indemnification Agreement (incorporated herein by reference to the Company’s Current Report on Form 8K/A on January 18, 2012).

*+10.14	—	2013 Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on October 22, 2013).

**21.1	—	Subsidiaries of the Registrant

**23.1	—	Consent of BDO USA, LLP.

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

**32.1	—	Section 1350 Certification of Blake T. DeBerry.

**32.2	—	Section 1350 Certification of Jerry M. Brooks.

**101.INS	—	XBRL Instance Document

**101.SCH	—	XBRL Schema Document

**101.CAL	—	XBRL Calculation Document

**101.DEF	—	XBRL Definition Linkbase Document

**101.LAB	—	XBRL Label Linkbase Document

**101.PRE	—	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
**	Filed with this report.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2014.

DRIL-QUIP, INC.

By:	/s/ BLAKE T. DEBERRY
Blake T. DeBerry President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ JOHN V. LOVOI JOHN V. LOVOI	Chairman of the Board	February 28, 2014

/s/ BLAKE T. DEBERRY BLAKE T. DEBERRY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

/s/ JERRY M. BROOKS JERRY M. BROOKS	Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014

/s/ L.H. DICK ROBERTSON L.H. DICK ROBERTSON	Director	February 28, 2014

/s/ A.P. SHUKIS A.P. SHUKIS	Director	February 28, 2014

/s/ TERENCE B. JUPP TERENCE B. JUPP	Director	February 28, 2014