Form 10-Q
period 2014-03-31
DRIL-QUIP INC
filed 2014-05-09
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of May 2, 2014, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 40,834,224.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$420,938	$384,356
Trade receivables, net	266,086	279,253
Inventories, net	397,356	368,354
Deferred income taxes	25,702	24,951
Prepaids and other current assets	28,322	21,899

Total current assets	1,138,404	1,078,813
Property, plant and equipment, net	311,473	304,806
Other assets	10,172	10,993

Total assets	$1,460,049	$1,394,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,597	$38,801
Accrued income taxes	15,185	13,628
Customer prepayments	52,870	45,025
Accrued compensation	17,288	21,556
Other accrued liabilities	17,748	23,780

Total current liabilities	156,688	142,790
Deferred income taxes	9,656	9,804

Total liabilities	166,344	152,594

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
50,000,000 shares authorized at $0.01 par value, 40,829,349 and 40,822,627 shares issued and outstanding at March 31, 2014 and December 31, 2013	407	407
Additional paid-in capital	195,305	191,965
Retained earnings	1,112,434	1,069,816
Accumulated other comprehensive losses	(14,441)	(20,170)

Total stockholders’ equity	1,293,705	1,242,018

Total liabilities and stockholders’ equity	$1,460,049	$1,394,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2014	2013
	(In thousands, except per share data)
Revenues:
Products	$172,001	$160,485
Services	32,072	32,670

Total revenues	204,073	193,155
Cost and expenses:
Cost of sales:
Products	91,331	96,673
Services	19,456	19,655

Total cost of sales	110,787	116,328
Selling, general and administrative	23,935	15,629
Engineering and product development	10,784	9,021

Total costs and expenses	145,506	140,978

Operating income	58,567	52,177
Interest income	83	116
Interest expense	(7)	(14)

Income before income taxes	58,643	52,279
Income tax provision	16,025	12,437

Net income	$42,618	$39,842

Earnings per common share:
Basic	$1.05	$0.98

Diluted	$1.04	$0.98

Weighted average common shares outstanding:
Basic	40,678	40,529

Diluted	40,887	40,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
	2014	2013
	(In thousands)
Net income	$42,618	$39,842
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,729	(14,623)

Total comprehensive income	$48,347	$25,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three months ended March 31,
	2014	2013
	(In thousands)
Operating activities
Net income	$42,618	$39,842
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,680	7,001
Stock-based compensation expense	2,826	2,091
Deferred income taxes	(869)	(1,142)
Changes in operating assets and liabilities:
Trade receivables, net	14,680	46,162
Inventories, net	(26,333)	(11,683)
Prepaids and other assets	(5,096)	434
Excess tax benefits of stock options and awards	(49)	(606)
Accounts payable and accrued expenses	13,146	(7,116)

Net cash provided by operating activities	48,603	74,983
Investing activities
Purchase of property, plant and equipment	(13,220)	(12,070)
Proceeds from sale of equipment	356	166

Net cash used in investing activities	(12,864)	(11,904)
Financing activities
Proceeds from exercise of stock options	463	3,067
Excess tax benefits of stock options and awards	49	606

Net cash provided by financing activities	512	3,673
Effect of exchange rate changes on cash activities	331	(4,969)

Increase in cash and cash equivalents	36,582	61,783
Cash and cash equivalents at beginning of period	384,356	257,191

Cash and cash equivalents at end of period	$420,938	$318,974

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2014 and the results of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2014 and 2013. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations, comprehensive income and the cash flows for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, inventories and contingent liabilities as discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At March 31, 2014 and December 31, 2013, receivables included $60.0 million and $52.9 million of unbilled receivables, respectively. For the quarter ended March 31, 2014, there were 15 projects representing approximately 12% of the Company’s total revenue and approximately 14% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 14 such projects during the first quarter of 2013, which represented approximately 19% of the Company’s total revenues and approximately 22% of its product revenues.

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

	Three months ended March 31,
	2014	2013
	(In thousands)
Weighted average basic common shares outstanding—basic	40,678	40,529
Dilutive effect of common stock options and awards	209	184

Weighted average diluted common shares outstanding—diluted	40,887	40,713

3. New Accounting Standards

None.

4. Stock-Based Compensation and Stock Awards

During the three months ended March 31, 2014 and 2013, the Company recognized approximately $2.8 million and $2.1 million, respectively, of stock-based compensation expense, which is included in the selling, general and administrative expense line of the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three months ended March 31, 2014 or 2013. There were no stock options or awards granted in the first quarter of 2014. Except for a de minimis amount, there were no stock options or awards granted in the first quarter of 2013.

5. Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Raw materials	$91,514	$85,670
Work in progress	120,426	119,929
Finished goods	219,653	195,971

	431,593	401,570
Less: allowance for obsolete and excess inventory	(34,237)	(33,216)

Total inventory	$397,356	$368,354

6. Geographic Areas

	Three months ended March 31,
	2014	2013
	(In thousands)
Revenues:
Western Hemisphere
Products	$94,389	$99,729
Services	16,900	15,629
Intercompany	10,292	12,387

Total	$121,581	$127,745

Eastern Hemisphere
Products	$53,923	$37,833
Services	11,477	12,167
Intercompany	174	155

Total	$65,574	$50,155

Asia-Pacific
Products	$23,689	$22,923
Services	3,695	4,874
Intercompany	1,368	131

Total	$28,752	$27,928

Summary
Products	$172,001	$160,485
Services	32,072	32,670
Intercompany	11,834	12,673
Eliminations	(11,834)	(12,673)

Total	$204,073	$193,155

Income before income taxes:
Western Hemisphere	$36,160	$24,946
Eastern Hemisphere	15,347	17,008
Asia-Pacific	5,455	9,691
Eliminations	1,681	634

Total	$58,643	$52,279

	March 31, 2014	December 31, 2013
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$220,490	$216,104
Eastern Hemisphere	46,973	43,430
Asia-Pacific	57,109	59,192
Eliminations	(2,927)	(2,927)

	$321,645	$315,799

Total Assets:
Western Hemisphere	$851,096	$803,069
Eastern Hemisphere	333,830	316,473
Asia-Pacific	308,960	292,600
Eliminations	(33,837)	(17,530)

	$1,460,049	$1,394,612

7. Commitments and Contingencies

Deepwater Horizon Incident

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon that was operated by BP Exploration & Production, Inc. (“BP”) sank after an explosion and fire that began on April 20, 2010. Pursuant to a contract that the Company entered into with an affiliate of BP, it supplied to BP a wellhead and certain other equipment that were in use on the Deepwater Horizon at the time of the incident. The Company was named, along with other unaffiliated defendants, in both class action and other lawsuits arising from the Deepwater Horizon incident. These lawsuits were consolidated in the multi-district proceeding In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010 (“MDL Proceeding”). In 2012, the judge presiding over various lawsuits and proceedings dismissed all claims asserted against the Company in those proceedings with prejudice. On April 9, 2012, the judge issued an order granting a final judgment in favor of the Company with respect to the court’s prior order that granted the Company’s Motion for Summary Judgment.

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

In August 2007, the State of Rio de Janeiro served the Company’s Brazilian subsidiary with assessments to collect a state tax on the importation of goods through the State of Espirito Santo from 2002 to 2007 claiming that these taxes were due and payable to it under applicable law. The Company settled these assessments with payments to the State of Rio de Janeiro of $12.2 million in March 2010 and $3.9 million in December 2010. Approximately $7.8 million of these settlement payments were attributable to penalties, interest and amounts that had expired under the statute of limitations so that amount was recorded as an expense. The remainder of the settlement payments generated credits (recorded as a prepaid tax) that can be used to offset future state taxes on sales to customers in the State of Rio de Janeiro once certified by the tax authorities under a process that is currently ongoing. When the credits are certified, the Company will have a five-year period in which to utilize them. In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (“Santo Credits”) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described above. The Company has objected to this assessment on the grounds that it would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. The Company believes that these credits are valid and that success in the matter is probable. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.

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

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements presented elsewhere herein as well as the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Oil and Gas Prices

Both the market for offshore drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. Oil and gas prices and the level of offshore drilling have historically been characterized by significant volatility.

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average Brent Crude oil and natural gas (Henry Hub) closing prices are listed below for the periods covered by this report:

	Three months ended March 31,
	2014	2013
Crude oil ($/Bbl)	$108.14	$112.47
Natural gas ($/Mcf)	$5.34	$3.60

Brent Crude oil prices ranged between $105.73 per barrel and $111.26 per barrel with an average price of $108.14 for the first quarter of 2014. Brent Crude oil prices ranged between $106.41 per barrel and $118.90 per barrel with an average price of $112.47 for the first quarter of 2013. Brent crude oil prices ended the first quarter of 2014 at $105.95 per barrel. At March 31, 2014, the Henry Hub natural gas price was $4.62 per Mcf. The Henry Hub natural gas prices ranged from $4.07 and $8.40 per Mcf for the quarter ended March 31, 2014 as compared to a low of $3.18 and a high of $4.21 per Mcf for the quarter ended March 31, 2013. On April 21, 2014 the Henry Hub natural gas price closed at $4.91 per Mcf.

According to the April 2014 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average $104.88 per barrel in 2014 and $100.92 per barrel in 2015. On April 21, 2014, the Brent Crude oil price was $109.69 per barrel. In its April 2014 Oil Market Report, the International Energy Agency forecast for the growth of global world demand for oil was trimmed by 1.3 million barrels per day in 2014 due to downward adjustments to the projection of Russian demand. In April 2014, the EIA projected Henry Hub natural gas prices to average $4.58 per Mcf in 2014 and $4.23 per Mcf in 2015.

Rig Count

Detailed below is the average contracted rig count for the Company’s geographic regions for the three months ended March 31, 2014 and 2013. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Three months ended March 31,
	2014		2013
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	125	98	131	85
Eastern Hemisphere	99	93	90	88
Asia-Pacific	54	262	48	235

Total	278	453	269	408

Source: ODS—Petrodata RigBase—March 31, 2014 and 2013

The table above represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of March 31, 2014, there were 72 rigs under contract (44 floating rigs and 28 jack-up rigs) in the U.S. Gulf of Mexico, 63 of which were actively drilling (36 floating rigs and 27 jack-up rigs). At March 31, 2013, there were 73 rigs under contract in the U.S. Gulf of Mexico (38 floating rigs and 35 jack-up rigs), of which 70 were actively drilling (36 floating rigs and 34 jack-up rigs).

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of March 2014 and 2013, there were 241 and 195 rigs, respectively, under construction and the expected delivery dates for the rigs under construction on March 31, 2014 are as follows:

	Floating Rigs	Jack-Up Rigs	Total
2014	27	36	63
2015	27	63	90
2016	22	35	57
2017	11	6	17
After 2017 or unspecified delivery date	14	—	14

	101	140	241

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

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. In 2013, Brent Crude oil prices ranged between $96.84 per barrel and $118.90 per barrel with an average price of $108.56 per barrel and ended the year at $109.95 per barrel. For the first quarter of 2014 the price of Brent Crude oil ranged between $105.73 per barrel and $111.26 per barrel and ended the quarter at $105.95 per barrel. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a prolonged decline in commodity prices, an extended continuation of the downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at March 31, 2014 was approximately $1.35 billion compared to approximately $1.02 billion at March 31, 2013 and $1.18 billion at December 31, 2013. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-

year contract by Petroleo Brasileiro S.A. (“Petrobras”), Brazil’s national oil company. At exchange rates in effect at the signing date (2.04 Brazilian real to 1.00 U.S. dollar), the contract is valued at $650 million, net of Brazilian taxes, if all the equipment under the contract is ordered. Amounts will be included in the Company’s backlog as purchase orders under this contract are received. As of March 31, 2014, the Company’s backlog included approximately $138 million of purchase orders under the new Petrobras contract. Revenues of approximately $20 million have been recognized on this contract through March 31, 2014. The Company has not recognized revenue of approximately $10 million for certain items of equipment that were completed but not accepted for delivery by Petrobras. Petrobras has asserted that such equipment does not satisfy certain contractual requirements. If the Company is unable to timely resolve these objections, or if Petrobras refuses to accept similar items of completed equipment in the future, the Company’s results of operations may be adversely affected.

The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. These risks include nationalization, expropriation, war, acts of terrorism and civil disturbance, restrictive action by local governments, limitation on repatriation of earnings, change in foreign tax laws and change in currency exchange rates, any of which could have an adverse effect on either the Company’s ability to manufacture its products in its facilities abroad or the demand in certain regions for the Company’s products or both. To date, the Company has not experienced any significant problems in foreign countries arising from local government actions or political instability, but there is no assurance that such problems will not arise in the future. Interruption of the Company’s international operations could have a material adverse effect on its results of operations.

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For the three months ended March 31, 2014 and 2013, the Company derived 84% and 83%, respectively, of its revenues from the sale of its products and 16% and 17%, respectively, of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory services during installation and rental of running tools. The Company has substantial international operations, with approximately 63% and 74% of its revenues derived from foreign sales for the three months ended March 31, 2014 and 2013, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 37% and 26%, respectively, of the Company’s total revenues for the three months ended March 31, 2014 and 2013.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first three months of 2014, 15 projects representing approximately 12% of the Company’s total revenue and approximately 14% of its product revenue were accounted for using percentage-of-completion accounting, compared to 14 projects representing approximately 19% of the Company’s total revenue and 22% of its product revenue for the first three months of 2013. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Three months ended March 31,
	2014	2013
	(In millions)
Revenues:
Products
Subsea equipment	$52.4	$38.4
Surface equipment	2.3	—
Offshore rig equipment	9.7	0.5

Total products	64.4	38.9
Services	11.7	11.1

Total U.S. Gulf of Mexico revenues	$76.1	$50.0

Subsea equipment revenues rose $14.0 million to $52.4 million from $38.4 million and offshore rig equipment revenues increased $9.2 million to $9.7 million from $0.5 million for the three months ended March 31, 2014 and 2013, respectively. These increases are largely due to the increases in demand, evidenced by the increase in backlog, and the increase in the number of rigs under construction as of March 31, 2014 compared to March 31, 2013. For the three months ended March 31, 2014 and 2013, the Company’s U.S. Gulf of Mexico service revenues as a percentage of worldwide revenues was 5.7% for both periods.

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

Results of Operations

The following table sets forth, for the periods indicated, certain condensed consolidated statements of income data expressed as a percentage of revenues:

	Three months ended March 31,
	2014	2013
Revenues:
Products	84.3%	83.1%
Services	15.7	16.9

Total revenues	100.0	100.0
Cost of sales:
Products	44.8	50.0
Services	9.5	10.2

Total cost of sales	54.3	60.2
Selling, general and administrative	11.6	8.2
Engineering and product development	5.3	4.7

Operating income	28.8	26.9
Interest income	—	0.1

Income before income taxes	28.8	27.0
Income tax provision	7.9	6.4

Net income	20.9%	20.6%

The following table sets forth, for the periods indicated, a breakdown of our product and service revenues:

	Three months ended March 31,
	2014	2013
	(In millions)
Revenues:
Products
Subsea equipment	$152.5	$139.1
Surface equipment	7.8	6.6
Offshore rig equipment	11.7	14.8

Total products	172.0	160.5
Services	32.1	32.7

Total revenues	$204.1	$193.2

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.

Revenues. Revenues increased by $10.9 million, or approximately 5.6%, to $204.1 million in the three months ended March 31, 2014 from $193.2 million in the three months ended March 31, 2013. Product revenues increased by approximately $11.5 million for the three months ended March 31, 2014 compared to the same period in 2013 as a result of increased revenues of $13.4 million in subsea equipment due to increases in demand and in the number of rigs under construction and $1.2 million in surface equipment, partially offset by a $3.1 million decrease in offshore rig equipment. Product revenues increased in the Eastern Hemisphere by $16.1 million and in Asia-Pacific by $700,000, partially offset by a $5.3 million decrease in the Western Hemisphere. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand at that time. Service revenues decreased by approximately $600,000.

Cost of Sales. Cost of sales decreased by $5.5 million, or approximately 4.7%, to $110.8 million for the three months ended March 31, 2014 from $116.3 million for the same period in 2013. As a percentage of revenues, cost of sales decreased approximately 5.9% to 54.3% from 60.2% in the three months ended March 31, 2014 as compared to the same period in 2013. The reduction in cost of sales as a percentage of revenues occurred as a result of pricing increases, improvements in product mix and decreases in other production related expenses.

Selling, General and Administrative Expenses. For the three months ended March 31, 2014, selling, general and administrative expenses increased by approximately $8.3 million, or 53.2%, to $23.9 million from $15.6 million in the 2013 period. The Company experienced a pre-tax foreign currency transaction loss of $911,000 in the first quarter of 2014 compared to a gain of $5.6 million in the first quarter of 2013. The pre-tax foreign currency transaction gain experienced in the first quarter of 2013 was largely due to the exchange rate fluctuations between the British pound sterling and the U.S. dollar. Stock award expense totaled $2.8 million for the first quarter of 2014 as compared to $2.1 million in 2013. Payroll and related expenses increased $0.9 million for the three months ended March 31, 2014 as compared to the same period in 2013. Selling, general and administrative expenses as a percentage of revenues increased to 11.6% in 2014 from 8.2% in March 2013.

Engineering and Product Development Expenses. For the three-month period ended March 31, 2014, engineering and product development expenses totaled $10.8 million compared to $9.0 million for the same period in 2013, an increase of $1.8 million or 20.0%. Payroll and related expenses increased $1.7 million for the three months ended March 31, 2014 as compared to the same period in 2013. Engineering and product development expenses as a percentage of revenues increased to 5.3% in 2014 from 4.7% in 2013.

Income tax provision. Income tax expense for the three months ended March 31, 2014 was $16.0 million on income before taxes of $58.6 million, resulting in an effective income tax rate of approximately 27.3%. Income tax expense for the three months ended March 31, 2013 was $12.4 million on income before taxes of $52.3 million, resulting in an effective income tax rate of approximately 23.8%. The increase in the effective income tax rate percentage partially reflects the $1.2 million Research and Development tax credit from the “American Taxpayer Relief Act of 2012” recognized in the first quarter of 2013, and the changes in taxable income among the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $42.6 million for the three months ended March 31, 2014 and $39.8 million for the same period in 2013 for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Operating activities	$48,603	$74,983
Investing activities	(12,864)	(11,904)
Financing activities	512	3,673

	36,251	66,752
Effect of exchange rate changes on cash activities	331	(4,969)

Increase in cash and cash equivalents	$36,582	$61,783

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

Net cash provided from operating activities decreased $26.4 million for the first quarter of 2014 compared to the same period in 2013, primarily due to a decrease in operating assets and liabilities of $30.8 million in 2014 slightly offset by an increase of $2.8 million in net income.

The change in operating assets and liabilities for the first three months of 2014 primarily reflected a decrease in trade receivables of $14.7 million and an increase in inventory of $26.3 million. Trade receivables decreased due to strong collection efforts offset by an increase in unbilled receivables of $7.1 million. Inventory increased due to higher balances in raw material and finished goods to accommodate the higher backlog requirements related to long-term projects. Accounts payable and accrued expenses increased by approximately $13.1 million due to an increase in customer prepayments of $7.8 million.

The change in operating assets and liabilities for the first three months of 2013 primarily reflected a decrease in trade receivables of $46.2 million and an increase in inventory of $11.7 million. Trade receivables decreased due to strong collection efforts offset by a decrease in unbilled receivables of $7.8 million. Inventory increased due to higher balances in work in progress to accommodate the increased backlog. Accounts payable and accrued expenses increased by approximately $7.1 million related primarily to increases in inventory, partially offset by a decrease in customer prepayments of $1.8 million.

Capital expenditures by the Company were $13.2 million and $12.1 million in the first three months of 2014 and 2013, respectively. Capital expenditures in 2014 and 2013 included expanding manufacturing facilities and increased expenditures on machinery and equipment and running tools. The capital expenditures for the first quarter of 2014 were primarily $1.3 million for facilities, $10.6 million for machinery and equipment and other expenditures of $1.3 million. The capital expenditures for the first quarter of 2013 were primarily $2.7 million for facilities, $5.8 million for machinery and equipment, $2.9 million for running tools and other expenditures of $700,000.

The exercise of stock options generated cash to the Company of $463,000 in the first quarter of 2014 as compared to $3.1 million in the same period of 2013.

On June 19, 2012, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. Under this plan, the Company repurchased and cancelled 85,840 shares at a total cost of $10.0 million during the fourth quarter of 2013. No other repurchases have been made pursuant to the plan. The repurchase program has no expiration date.

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.

Critical Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of its critical accounting policies. During the three months ended March 31, 2014, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company from December 31, 2013.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and, to a lesser extent, the Brazilian real. The Company experienced a foreign currency pre-tax loss of approximately $911,000 during the three-month period ended March 31, 2014 and a pre-tax gain of $5.6 million in the same quarter of 2013. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that currency fluctuations will not have a significant impact on the Company in the future.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 7 to the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the following:

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	uncertainties associated with the United States and worldwide economies;

•	uncertainties regarding political tensions in the Middle East, Africa and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	uncertainties regarding future oil and gas exploration and production activities in the U.S. Gulf of Mexico and elsewhere, including new regulations, customs requirements and product testing requirements;

•	operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	project terminations, suspensions or scope adjustments to contracts reflected in the Company’s backlog;

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s reliance on third-party technologies;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	terrorist threats or acts, war and civil disturbances; and

•	the interpretation of foreign tax laws with respect to our foreign subsidiaries.

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

Date: May 8, 2014