Form 10-Q
period 2014-06-30
DRIL-QUIP INC
filed 2014-07-30
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of July 23, 2014, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 39,977,175.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$342,621	$384,356
Trade receivables, net	316,921	279,253
Inventories, net	408,066	368,354
Deferred income taxes	27,299	24,951
Prepaids and other current assets	26,613	21,899

Total current assets	1,121,520	1,078,813
Property, plant and equipment, net	316,288	304,806
Other assets	10,752	10,993

Total assets	$1,448,560	$1,394,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,010	$38,801
Accrued income taxes	8,136	13,628
Customer prepayments	69,712	45,025
Accrued compensation	18,977	21,556
Other accrued liabilities	17,570	23,780

Total current liabilities	169,405	142,790
Deferred income taxes	9,571	9,804

Total liabilities	178,976	152,594

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value, 39,977,175 and 40,822,627 shares issued and outstanding at June 30, 2014 and December 31, 2013	398	407
Additional paid-in capital	109,170	191,965
Retained earnings	1,163,758	1,069,816
Accumulated other comprehensive losses	(3,742)	(20,170)

Total stockholders’ equity	1,269,584	1,242,018

Total liabilities and stockholders’ equity	$1,448,560	$1,394,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenues:
Products	$189,914	$188,859	$361,915	$349,344
Services	40,401	33,172	72,473	65,842

Total revenues	230,315	222,031	434,388	415,186
Cost and expenses:
Cost of sales:
Products	104,208	113,312	195,539	209,985
Services	20,785	19,891	40,241	39,546

Total cost of sales	124,993	133,203	235,780	249,531
Selling, general and administrative	25,520	23,273	49,455	38,902
Engineering and product development	10,848	9,340	21,632	18,361

Total costs and expenses	161,361	165,816	306,867	306,794

Operating income	68,954	56,215	127,521	108,392
Interest income	266	167	349	283
Interest expense	(5)	(6)	(12)	(20)

Income before income taxes	69,215	56,376	127,858	108,655
Income tax provision	17,891	13,449	33,916	25,886

Net income	$51,324	$42,927	$93,942	$82,769

Earnings per common share:
Basic	$1.27	$1.06	$2.32	$2.04

Diluted	$1.27	$1.05	$2.31	$2.03

Weighted average common shares outstanding:
Basic	40,327	40,636	40,501	40,583

Diluted	40,562	40,821	40,723	40,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$51,324	$42,927	$93,942	$82,769
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10,699	(9,511)	16,428	(24,134)

Total comprehensive income	$62,023	$33,416	$110,370	$58,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2014	2013
	(In thousands)
Operating activities
Net income	$93,942	$82,769
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,126	14,353
Stock-based compensation expense	5,660	4,136
Gain on sale of equipment	(149)	(22)
Deferred income taxes	(2,507)	(1,751)
Changes in operating assets and liabilities:
Trade receivables, net	(33,272)	15,203
Inventories, net	(32,708)	(24,658)
Prepaids and other assets	(3,460)	(921)
Excess tax benefits of stock option and awards	(251)	(1,682)
Accounts payable and accrued expenses	24,291	(1,326)

Net cash provided by operating activities	66,672	86,101
Investing activities
Purchase of property, plant and equipment	(23,218)	(23,101)
Proceeds from sale of equipment	470	299

Net cash used in investing activities	(22,748)	(22,802)
Financing activities
Repurchase of common stock	(90,022)	—
Proceeds from exercise of stock options	1,386	7,749
Excess tax benefits of stock options and awards	251	1,682

Net cash provided by (used in) financing activities	(88,385)	9,431
Effect of exchange rate changes on cash activities	2,726	(4,380)

Increase (decrease) in cash and cash equivalents	(41,735)	68,350
Cash and cash equivalents at beginning of period	384,356	257,191

Cash and cash equivalents at end of period	$342,621	$325,541

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2014 and the results of operations and comprehensive income for the three- and six-month periods ended June 30, 2014 and 2013 and the cash flows for the six-month periods ended June 30, 2014 and 2013. Certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income and the cash flows for the six-month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. As of June 30, 2014 and December 31, 2013, receivables included $43.9 million and $52.9 million of unbilled receivables, respectively. For the quarter ended June 30, 2014, there were 12 projects representing approximately 5% of the Company’s total revenue and approximately 6% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 11 projects during the second quarter of 2013, which represented approximately 6% of the Company’s total revenues and approximately 7% of its product revenues. For the six months ended June 30, 2014, there were 16 projects representing approximately 8% of the Company’s total revenues and 10% of its product revenues, compared to 15 projects that represented approximately 12% of the Company’s total revenues and 14% of its product revenues for the six months ended June 30, 2013, all of which were accounted for using percentage-of-completion accounting.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Weighted average basic common shares outstanding—basic	40,327	40,636	40,501	40,583
Dilutive effect of common stock options and awards	235	185	222	184

Weighted average diluted common shares outstanding—diluted	40,562	40,821	40,723	40,767

3. New Accounting Standards

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customer (Topic 606).” The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill the contract. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact on its consolidated financial statements.

4. Stock-Based Compensation and Stock Awards

During the three months ended June 30, 2014 and 2013, the Company recognized approximately $2.8 million and $2.0 million, respectively, of stock-based compensation expense, which is included in the selling, general and administrative expense line on the Condensed Statement of Income. For the six months ended June 30, 2014 and 2013, stock-based compensation expense totaled $5.7 million and $4.1 million, respectively. No stock-based compensation expense was capitalized during the three or six months ended June 30, 2014 or 2013. There were no stock options or awards granted in the second quarter of 2014 or 2013. In May 2014, 1,602 shares of restricted stock awards vested from a May 2012 grant to the directors.

5. Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Raw materials	$95,441	$85,670
Work in progress	134,042	119,929
Finished goods	214,138	195,971

	443,621	401,570
Less: allowance for obsolete and excess inventory	(35,555)	(33,216)

Total inventory	$408,066	$368,354

6. Geographic Areas

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Western Hemisphere
Products	$115,953	$95,871	$210,342	$195,600
Services	18,381	18,567	35,281	34,196
Intercompany	9,063	10,891	19,355	23,278

Total	$143,397	$125,329	$264,978	$253,074

Eastern Hemisphere
Products	$43,814	$60,647	$97,737	$98,480
Services	16,514	10,400	27,991	22,567
Intercompany	3,325	596	3,499	751

Total	$63,653	$71,643	$129,227	$121,798

Asia-Pacific
Products	$30,147	$32,341	$53,836	$55,264
Services	5,506	4,205	9,201	9,079
Intercompany	962	4,146	2,330	4,277

Total	$36,615	$40,692	$65,367	$68,620

Summary
Products	$189,914	$188,859	$361,915	$349,344
Services	40,401	33,172	72,473	65,842
Intercompany	13,350	15,633	25,184	28,306
Eliminations	(13,350)	(15,633)	(25,184)	(28,306)

Total	$230,315	$222,031	$434,388	$415,186

Income before income taxes:
Western Hemisphere	$36,010	$19,199	$72,170	$44,145
Eastern Hemisphere	15,827	21,116	31,174	38,124
Asia-Pacific	15,853	13,133	21,308	22,824
Eliminations	1,525	2,928	3,206	3,562

Total	$69,215	$56,376	$127,858	$108,655

	June 30, 2014	December 31, 2013
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$224,188	$216,104
Eastern Hemisphere	48,185	43,430
Asia-Pacific	57,593	59,192
Eliminations	(2,926)	(2,927)

Total	$327,040	$315,799

Total Assets:
Western Hemisphere	$785,759	$803,069
Eastern Hemisphere	364,355	316,473
Asia-Pacific	332,102	292,600
Eliminations	(33,656)	(17,530)

Total	$1,448,560	$1,394,612

7. Commitments and Contingencies

Deepwater Horizon Incident

On April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig known as the Deepwater Horizon, that was operated by BP Exploration & Production, Inc. (“BP”) sank after an explosion and fire that began on April 20, 2010. Pursuant to a contract that the Company entered into with an affiliate of BP, it supplied to BP a wellhead and certain other equipment that were in use on the Deepwater Horizon at the time of the incident. The Company was named, along with other unaffiliated defendants, in both class action and other lawsuits arising from the Deepwater Horizon incident. These lawsuits were consolidated in the multi-district proceeding In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010 (“MDL Proceeding”). In 2012, the judge presiding over various lawsuits and proceedings dismissed all claims asserted against the Company in those proceedings with prejudice. On April 9, 2012, the judge issued an order granting a final judgment in favor of the Company with respect to the court’s prior order that granted the Company’s Motion for Summary Judgment.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average Brent Crude oil and natural gas (Henry Hub) closing prices are listed below for the periods covered by this report:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Crude oil ($/Bbl)	$109.69	$102.56	$108.93	$107.34
Natural gas ($/Mcf)	4.75	4.14	5.04	3.88

During the second quarter of 2014, Brent Crude oil closing prices ranged between $103.37 per barrel and $115.19 per barrel with an average quarterly price of $109.69 per barrel, as compared to a range of $96.84 and $109.66 per barrel with the average quarterly price of $102.56 per barrel for the same period in 2013. For the six months ended June 30, 2014 and 2013, Brent Crude oil closing prices averaged $108.93 per barrel and $107.34 per barrel, respectively, and ranged between $103.37 per barrel and $115.19 per barrel for the 2014 period, as compared to a range of $96.84 per barrel to $118.90 per barrel for the same period in 2013. Brent Crude oil prices ended the second quarter of 2014 at $111.03 per barrel and closed at $104.73 per barrel on July 14, 2014. The Henry Hub natural gas price at June 30, 2014 was $4.53 per Mcf and on July 14, 2014, the closing price was $4.26 per Mcf.

According to the July 2014 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $109.55 per barrel in 2014 and $104.92 per barrel in 2015. In its July 2014 Oil Market Report, the International Energy Agency projected that world demand growth for oil will be approximately 1.2 million barrels per day in 2014, increasing to 1.4 million barrels per day in 2015. In July 2014, the EIA projected that Henry Hub natural gas prices will average $4.91 per Mcf in 2014 and $4.64 per Mcf in 2015.

Rig Count

Detailed below is the average contracted rig count for the Company’s geographic regions for the six months ended June 30, 2014 and 2013. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Six months ended June 30,
	2014		2013
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	126	98	131	87
Eastern Hemisphere	99	96	92	89
Asia—Pacific	54	260	48	239

TOTAL	279	454	271	415

Source: ODS—Petrodata RigBase – June 30, 2014 and 2013

The table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to ODS-Petrodata RigBase, as of June 30, 2014, there were 71 rigs under contract in the U.S. Gulf of Mexico (43 floating rigs and 28 jack-up rigs), 63 of which were actively drilling (35 floating rigs and 28 jack-up rigs). As of June 30, 2013, there were also 71 rigs under contract in the U.S. Gulf of Mexico, (37 floating rigs and 34 jack-up rigs), all of which were actively drilling.

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to ODS-Petrodata, at the end of June 2014 and 2013, there were 244 and 213 rigs, respectively, under construction. The expected delivery dates for the rigs under construction on June 30, 2014 are as follows:

	Floating Rigs	Jack-Up Rigs	Total
2014	19	24	43
2015	28	64	92
2016	21	48	69
2017	15	11	26
After 2017 or unspecified delivery date	14	—	14

	97	147	244

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

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. For the first six months of 2013, Brent Crude oil prices ranged between $96.84 per barrel and $118.90 per barrel with an average price of $107.34 per barrel and ended the year at $109.95 per barrel. For the first six months of 2014 the price of Brent Crude oil ranged between $103.37 per barrel and $115.19 per barrel with an average price of $108.93 per barrel and ended the quarter at $111.03 per barrel. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a prolonged decline in commodity prices, an extended continuation of the downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at June 30, 2014 was approximately $1.32 billion compared to approximately $1.14 billion at June 30, 2013 and $1.18 billion at December 31, 2013. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasileiro S.A. (“Petrobras”), Brazil’s national oil company. At exchange rates in effect at the signing date (2.04 Brazilian real to 1.00 U.S. dollar), the contract is valued at $650 million, net of Brazilian taxes, if all the equipment under the contract is ordered. Amounts will be included in the Company’s backlog as purchase orders under this contract are received. As of June 30, 2014, the Company’s backlog included approximately $131 million of purchase orders under the new Petrobras contract. Revenues of approximately $30 million have been recognized on this contract through June 30, 2014. The Company has not recognized revenue of approximately $12.4 million during the six months ended June 30, 2014 for certain items of equipment that were completed but not accepted for delivery by Petrobras. Petrobras has asserted that such equipment does not satisfy certain contractual requirements. If the Company is unable to timely resolve these objections, or if Petrobras refuses to accept similar items of completed equipment in the future, the Company’s results of operations may be adversely affected.

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For the six months ended June 30, 2014 and 2013, the Company derived 83% and 84%, respectively, of its revenues from the sale of its products and 17% and 16% of its revenues from services, respectively. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory services during installation and rental of running tools. The Company has substantial international operations, with approximately 57% and 67% of its revenues derived from foreign sales for the three months ended June 30, 2014 and 2013, respectively, and 60% and 70% for the six months ended June 30, 2014 and 2013, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 43% and 33%, respectively, of the Company’s total revenues for the three months ended June 30, 2014 and 2013 and 40% and 30%, respectively, for the six months ended June 30, 2014 and 2013.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the six months ended June 30, 2014, 16 projects representing approximately 8% of the Company’s total revenue and approximately 10% of its product revenue were accounted for using percentage-of-completion accounting, compared to 15 projects representing approximately 12% of the Company’s total revenue and approximately 14% of its product revenue for the first six months of 2013. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In millions)
Revenues:
Products
Subsea equipment	$74.3	$58.9	$126.7	$97.3
Surface equipment	1.4	0.1	3.7	0.1
Offshore rig equipment	9.1	0.4	18.8	0.9

Total products	84.8	59.4	149.2	98.3
Services	14.3	13.9	26.0	25.0

Total U.S. Gulf of Mexico revenues	$99.1	$73.3	$175.2	$123.3

Subsea equipment revenues rose $15.4 million to $74.3 million from $58.9 million and offshore rig equipment revenues increased $8.7 million to $9.1 million from $0.4 million for the three months ended June 30, 2014 and 2013, respectively. These increases are largely due to the increases in demand, evidenced by the increase in backlog, and the increase in the number of rigs under construction as of June 30, 2014 compared to June 30, 2013. For the three months ended June 30, 2014 and 2013, the Company’s U.S. Gulf of Mexico service revenues as a percentage of worldwide revenues was 6% for both periods.

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

Results of Operations

The following table sets forth, for the periods indicated, certain condensed statements of income data expressed as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Products	82.5%	85.1%	83.3%	84.1%
Services	17.5	14.9	16.7	15.9

Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	45.2	51.0	45.0	50.6
Services	9.1	9.0	9.3	9.5

Total cost of sales	54.3	60.0	54.3	60.1
Selling, general and administrative expenses	11.0	10.5	11.4	9.4
Engineering and product development expenses	4.7	4.2	5.0	4.4

Operating income	30.0	25.3	29.3	26.1
Interest income	0.1	0.1	0.1	0.1
Interest expense	—	—	—	—

Income before income taxes	30.1	25.4	29.4	26.2
Income tax provision	7.8	6.1	7.8	6.2

Net income	22.3%	19.3%	21.6%	20.0%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In millions)
Revenues:
Products
Subsea equipment	$175.6	$174.2	$328.1	$313.3
Surface equipment	4.9	8.5	12.7	15.1
Offshore rig equipment	9.4	6.1	21.1	20.9

Total products	189.9	188.8	361.9	349.3
Services	40.4	33.2	72.5	65.9

Total revenues	$230.3	$222.0	$434.4	$415.2

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.

Revenues. Revenues increased by $8.3 million, or approximately 3.7%, to $230.3 million in the three months ended June 30, 2014 from $222.0 million in the three months ended June 30, 2013. Product revenues increased by approximately $1.1 million for the three months ended June 30, 2014 compared to the same period in 2013 as a result of increased revenues of $1.4 million in subsea equipment and $3.3 million in offshore rig equipment, slightly offset by a decrease of $3.6 million in surface equipment. The increase in subsea equipment and offshore rig equipment is primarily due to increased activity in the Gulf of Mexico. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand at that time. Product revenues increased in the Western Hemisphere by approximately $20.1 million, partially offset by a decrease in the Eastern Hemisphere of approximately $16.8 million and in Asia-Pacific by $2.2 million. Service revenues increased by approximately $7.2 million as a result of increases of $6.1 million in the Eastern Hemisphere and $1.3 million in Asia-Pacific, slightly offset by a decrease of $200,000 in the Western Hemisphere. The majority of the increases in service revenues related to an increase in technical advisory assistance revenues and rental of running tools.

Cost of Sales. Cost of sales decreased by $8.2 million, or approximately 6.2%, to $125.0 million for the three months ended June 30, 2014 from $133.2 million for the same period in 2013. As a percentage of revenues, cost of sales were approximately 54.3% and 60.0% for the three-month period ended June 30, 2014 and 2013, respectively. The decrease in cost of sales as a percentage of revenues resulted primarily from changes in product mix and a decrease in unabsorbed manufacturing overhead.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.2 million, or approximately 9.4%, to $25.5 million for the three months ended June 30, 2014 from $23.3 million for the same period in 2013. The increase is partially attributable to $2.0 million in foreign currency transaction losses for the three months ended June 30, 2014 compared to a $900,000 loss for the three months ended June 30, 2013. Stock-based compensation expense for the second quarter of 2014 was $2.8 million compared to $2.0 million for the quarter ended June 30, 2013. Selling, general and administrative expenses as a percentage of revenues increased to 11.0% in 2014 from 10.5% in 2013.

Engineering and Product Development Expenses. For the three months ended June 30, 2014, engineering and product development expenses increased by $1.5 million in the second quarter of 2014 compared to the same period in 2013 due to increases in personnel and related costs. Engineering and product development expenses as a percentage of revenues increased to 4.7% in 2014 from 4.2% in 2013.

Income tax provision. Income tax expense for the three months ended June 30, 2014 was $17.9 million on income before taxes of $69.2 million, resulting in an effective tax rate of approximately 26%. Income tax expense for the three months ended June 30, 2013 was $13.4 million on income before taxes of $56.4 million, resulting in an effective tax rate of approximately 24%. The increase in the effective income tax rate reflects the difference in income before income taxes among the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $51.3 million for the three months ended June 30, 2014 and $42.9 million for the same period in 2013 for the reasons set forth above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.

Revenues. Revenues increased by $19.2 million, or approximately 4.6%, to $434.4 million in the six months ended June 30, 2014 from $415.2 million in the six months ended June 30, 2013. Product revenues increased by approximately $12.6 million for the six months ended June 30, 2014 compared to the same period in 2013 as a result of increased revenues of $14.8 million in subsea equipment and $200,000 in offshore rig equipment, partially offset by a $2.4 million decrease in surface equipment. The majority of the subsea equipment increases occurred in the Western Hemisphere as activity increased in the U.S. Gulf of Mexico. Product revenues increased in the Western Hemisphere by $14.7 million, partially offset by decreases in the Eastern Hemisphere of $700,000 and Asia-Pacific of $1.4 million. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand at that time. Service revenues increased by approximately $6.6 million due to increased service revenues in the Western Hemisphere of $1.1 million, $5.4 million in the Eastern Hemisphere and $100,000 in Asia-Pacific. The majority of the increase in service revenues related to an increase in technical advisory assistance revenues and rental of running tools.

Cost of Sales. Cost of sales decreased by $13.7 million, or approximately 5.5%, to $235.8 million for the six months ended June 30, 2014 from $249.5 million for the same period in 2013. The decrease was primarily due to changes in product mix and a decrease in unabsorbed manufacturing overhead. As a percentage of revenues, cost of sales were approximately 54.3% and 60.1% for the six months ended June 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses. For the six months ended June 30, 2014, selling, general and administrative expenses increased by approximately $10.6 million, or 27.2%, to $49.5 million from $38.9 million for the same period in 2013. The Company experienced approximately $3.0 million in foreign currency transaction losses in the first six months of 2014 compared to approximately $4.7 million in foreign currency transaction gains for the same period in 2013. Stock-based compensation expense for the first six months of 2014 was $5.7 million compared to $4.1 million for the same period in 2013. Approximately $800,000 was primarily related to increases in personnel and related expenses. Selling, general and administrative expenses as a percentage of revenues increased to 11.4% in 2014 from 9.4% in 2013.

Engineering and Product Development Expenses. For the six months ended June 30, 2014 engineering and product development expenses increased by $3.2 million, or approximately 17.4%, to $21.6 million from $18.4 million for the same period in 2013. Engineering and product development expenses as a percentage of revenues was 5.0% in 2014 and 4.4% in 2013 due to increases in personnel and related costs.

Income tax provision. Income tax expense for the six months ended June 30, 2014 was $33.9 million on income before taxes of $127.9 million, resulting in an effective tax rate of approximately 27%. Income tax expense for the six months ended June 30, 2013 was $25.9 million on income before taxes of $108.7 million, resulting in an effective tax rate of approximately 24%. The increase in the effective income tax rate reflects the $1.2 million Research and Development tax credit from the “American Taxpayer Relief Act of 2012” recognized on the 2012 U.S. income tax return, but not recognized until the first quarter of 2013 in accordance with GAAP, and the changes in the taxable income among the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $93.9 million for the six months ended June 30, 2014 and $82.8 million for the same period in 2013 for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Six months ended June 30,
	2014	2013
	(In thousands)
Operating activities	$66,672	$86,101
Investing activities	(22,748)	(22,802)
Financing activities	(88,385)	9,431

	(44,461)	72,730
Effect of exchange rate changes on cash activities	2,726	(4,380)

Increase (decrease) in cash and cash equivalents	$(41,735)	$68,350

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

Net cash provided from operating activities decreased by $19.4 million for the first six months of 2014 compared to the same period in 2013, primarily due to a decrease in cash from operating assets and liabilities of $32.0 million slightly offset by an increase of $11.1 million in net income.

The decrease in cash from operating assets and liabilities for the first six months of 2014 of $45.4 million primarily reflected an increase in trade receivables of $33.3 million and an increase in inventory of $32.7 million, partially offset by a $24.3 million increase in accounts payable and accrued expenses. Trade receivables increased in 2014 largely due to increased billings directly attributable to significant milestone billings on our percentage-of-completion projects and an increase in revenues in the second quarter of 2014. Inventory increased due to higher balances in raw materials, work in progress and finished goods to accommodate the higher backlog requirements related to long-term projects. Accounts payable and accrued expenses increased due to purchases of raw materials and an increase in customer prepayments from billings in excess of revenues.

The decrease in cash from operating assets and liabilities for the first six months of 2013 of $13.4 million primarily reflected a decrease in trade receivables of $15.2 million and an increase in inventory of $24.7 million. Trade receivables decreased to $24.3 million due to a decrease in unbilled receivables on long-term projects and a net increase of $9.1 million in trade receivables attributable to revenue growth in 2013. Inventory increased due to higher balances in work in progress to accommodate the increased backlog.

Capital expenditures by the Company were $23.2 million and $23.1 million in the first six months of 2014 and 2013, respectively. Capital expenditures in 2014 and 2013 included expanding manufacturing facilities in the Asia-Pacific, Eastern and Western Hemispheres and increased expenditures on machinery and equipment and running tools. The capital expenditures for the first six months of 2014 were primarily $1.9 million for facilities, $16.5 million for machinery and equipment, $2.6 million for running tools and other expenditures of $2.2 million. Capital expenditures for the first six months of 2013 were $4.7 million for facilities, $11.2 million for machinery and equipment, $4.6 million for running tools and other expenditures of $2.6 million.

The exercise of stock options generated cash to the Company of $1.4 million in the first six months of 2014 as compared to $7.7 million in the same period of 2013.

On June 19, 2012, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. Under the plan, the Company repurchased and cancelled (i) 85,840 shares at a total cost of $10.0 million in the fourth quarter of 2013, and (ii) 869,699 shares at a total cost of $90.0 million during the second quarter of 2014. As a result, a total of 955,539 shares for a total cost of $100.0 million had been repurchased and cancelled thereby completing this stock repurchase program.

On June 12, 2014 the Company announced the Board of Directors authorized another stock repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock. The program has no expiration date and any repurchased shares are expected to be cancelled. There were no shares purchased under this program in the second quarter of 2014.

On June 16, 2014 the Board of Directors adopted the Dril-Quip, Inc. Stock Compensation Plan for Directors, which allows directors to receive all or a portion of their fees in the form of restricted stock in an amount equal to 125% of such fees in lieu of cash.

At the Company’s annual meeting in May 2014, the shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 60 million to 110 million. As a result, the number of authorized shares of common stock increased from 50 million to 100 million shares, and the preferred stock remained at 10 million shares.

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our critical accounting policies. During the six months ended June 30, 2014, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and the Brazilian real. The Company experienced a foreign currency pre-tax loss of approximately $2.0 million during the three months ended June 30, 2014 and a $3.0 million pre-tax loss during the six months ended June 30, 2014, compared to approximately $900,000 in pre-tax losses and a $4.7 million pre-tax gain during the three and six months ended June 30, 2013, respectively. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that currency fluctuations will not have a significant impact on the Company in the future.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In June 2012, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $100 million of its common stock. In the fourth quarter of 2013, the Company repurchased and cancelled 85,840 shares at a total cost of $10.0 million. The following table summarizes the repurchase and cancellation of common stock during the three months ended June 30, 2014. As of June 30, 2014, the Company had completed this stock repurchase program.

Issuer Purchase of Equity Securities

	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Dollar Value (in millions) of Shares that May Yet Be Purchased Under the Program
April 1 – 30, 2014	—	—	—	$90.0
May 1 – 31, 2014	869,699	103.51	869,699	—
June 1 – 30, 2014	—	—	—	—

Total	869,699	103.51	869,699	—

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

Item 6.

(a) Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description

*3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed on May 20, 2014)).

*3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed on May 20, 2014).

*4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.2	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

+10.1	Dril-Quip, Inc. Stock Compensation Program for Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	Section 1350 Certification of Blake T. DeBerry.

32.2	Section 1350 Certification of Jerry M. Brooks.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Document

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/s/ JERRY M. BROOKS
Jerry M. Brooks,
Vice-President—Finance and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Date: July 29, 2014