Form 10-Q
period 2014-09-30
DRIL-QUIP INC
filed 2014-10-31
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of October 24, 2014, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 39,473,139.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$314,964	$384,356
Trade receivables, net	331,572	279,253
Inventories, net	407,916	368,354
Deferred income taxes	22,580	24,951
Prepaids and other current assets	26,937	21,899

Total current assets	1,103,969	1,078,813
Property, plant and equipment, net	310,300	304,806
Other assets	14,761	10,993

Total assets	$1,429,030	$1,394,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,134	$38,801
Accrued income taxes	10,853	13,628
Customer prepayments	57,810	45,025
Accrued compensation	20,956	21,556
Other accrued liabilities	31,672	23,780

Total current liabilities	169,425	142,790
Deferred income taxes	9,496	9,804

Total liabilities	178,921	152,594

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value, 39,473,809 and 40,822,627 shares issued and outstanding at September 30, 2014 and December 31, 2013	393	407
Additional paid-in capital	62,450	191,965
Retained earnings	1,219,440	1,069,816
Accumulated other comprehensive losses	(32,174)	(20,170)

Total stockholders’ equity	1,250,109	1,242,018

Total liabilities and stockholders’ equity	$1,429,030	$1,394,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenues:
Products	$198,827	$187,437	$560,742	$536,781
Services	42,923	37,287	115,396	103,129

Total revenues	241,750	224,724	676,138	639,910
Cost and expenses:
Cost of sales:
Products	113,642	113,184	309,181	323,169
Services	21,608	18,947	61,849	58,493

Total cost of sales	135,250	132,131	371,030	381,662
Selling, general and administrative	20,845	29,830	70,300	68,732
Engineering and product development	12,663	10,778	34,295	29,139

Total costs and expenses	168,758	172,739	475,625	479,533

Operating income	72,992	51,985	200,513	160,377
Interest income	206	203	555	486
Interest expense	(3)	(4)	(15)	(24)

Income before income taxes	73,195	52,184	201,053	160,839
Income tax provision	17,512	12,189	51,428	38,075

Net income	$55,683	$39,995	$149,625	$122,764

Earnings per common share:
Basic	$1.41	$0.98	$3.72	$3.02

Diluted	$1.40	$0.98	$3.70	$3.01

Weighted average common shares outstanding:
Basic	39,630	40,683	40,208	40,617

Diluted	39,880	40,911	40,444	40,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$55,683	$39,995	$149,625	$122,764
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28,432)	16,194	(12,004)	(7,940)

Total comprehensive income	$27,251	$56,189	$137,621	$114,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2014	2013
	(In thousands)
Operating activities
Net income	$149,625	$122,764
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,774	21,717
Stock-based compensation expense	8,640	6,257
(Gain) loss on sale of equipment	(199)	122
Deferred income taxes	1,879	(3,443)
Changes in operating assets and liabilities:
Trade receivables, net	(55,169)	17,730
Inventories, net	(44,047)	(12,075)
Prepaids and other assets	(9,375)	2,586
Excess tax benefits of stock options and awards	(309)	(1,893)
Accounts payable and accrued expenses	28,765	(12,911)

Net cash provided by operating activities	102,584	140,854
Investing activities
Purchase of property, plant and equipment	(31,164)	(30,037)
Proceeds from sale of equipment	543	228

Net cash used in investing activities	(30,621)	(29,809)
Financing activities
Repurchase of common stock	(140,261)	—
Proceeds from exercise of stock options	1,864	9,362
Excess tax benefits of stock options and awards	309	1,893

Net cash provided by (used in) financing activities	(138,088)	11,255
Effect of exchange rate changes on cash activities	(3,267)	1,451

Increase (decrease) in cash and cash equivalents	(69,392)	123,751
Cash and cash equivalents at beginning of period	384,356	257,191

Cash and cash equivalents at end of period	$314,964	$380,942

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2014 and the results of operations and comprehensive income for the three- and nine-month periods ended September 30, 2014 and 2013 and the cash flows for the nine-month periods ended September 30, 2014 and 2013. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in the condensed consolidated financial statements are adequate. The results of operations, comprehensive income and cash flows for the nine-month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. As of September 30, 2014 and December 31, 2013, receivables included $62.8 million and $52.9 million of unbilled receivables, respectively. For the quarter ended September 30, 2014, there were 14 projects representing approximately 15% of the Company’s total revenue and approximately 18% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 12 projects during the third quarter of 2013, which also represented approximately 15% of the Company’s total revenues and approximately 18% of its product revenues. For the nine months ended September 30, 2014, there were 17 projects representing approximately 10% of the Company’s total revenues and approximately 13% of its product revenues, compared to 16 projects representing approximately 13% of the Company’s total revenues and approximately 15% of its product revenues for the nine months ended September 30, 2013, all of which were accounted for using percentage-of-completion accounting.

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

The Company normally negotiates contracts for products, including those accounted for under the percentage-of-completion method, and services separately. For all product sales, it is the customer’s decision as to the timing of the product installation as well as whether Dril-Quip running tools will be purchased or rented. Furthermore, the customer is under no obligation to utilize the Company’s technical advisory assistance services. The customer may use a third party or their own personnel.

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

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Weighted average common shares outstanding—basic	39,630	40,683	40,208	40,617
Dilutive effect of common stock options and awards	250	228	236	204

Weighted average common shares outstanding—diluted	39,880	40,911	40,444	40,821

3. New Accounting Standards

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill the contract. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact on its consolidated financial statements.

4. Stock-Based Compensation and Stock Awards

During the three months ended September 30, 2014 and 2013, the Company recognized approximately $3.0 million and $2.1 million, respectively, of stock-based compensation expense, which is included in the selling, general and administrative expense line on the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2014 and 2013, stock-based compensation expense totaled $8.6 million and $6.3 million, respectively. No stock-based compensation expense was capitalized during the three and nine months ended September 30, 2014 or 2013. There were no stock options or awards granted in the third quarter of 2014 or 2013.

5. Inventories

Inventories consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Raw materials	$97,502	$85,670
Work in progress	124,176	119,929
Finished goods	220,575	195,971

	442,253	401,570
Less: allowance for obsolete and excess inventory	(34,337)	(33,216)

Total inventory	$407,916	$368,354

6. Geographic Areas

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Western Hemisphere
Products	$101,833	$105,836	$312,175	$301,436
Services	20,397	19,012	55,678	53,208
Intercompany	19,501	8,424	38,856	31,702

Total	$141,731	$133,272	$406,709	$386,346

Eastern Hemisphere
Products	$53,894	$48,235	$151,631	$146,715
Services	17,587	11,614	45,578	34,181
Intercompany	7,018	243	10,517	994

Total	$78,499	$60,092	$207,726	$181,890

Asia-Pacific
Products	$43,100	$33,366	$96,936	$88,630
Services	4,939	6,661	14,140	15,740
Intercompany	394	1,628	2,724	5,905

Total	$48,433	$41,655	$113,800	$110,275

Summary
Products	$198,827	$187,437	$560,742	$536,781
Services	42,923	37,287	115,396	103,129
Intercompany	26,913	10,295	52,097	38,601
Eliminations	(26,913)	(10,295)	(52,097)	(38,601)

Total	$241,750	$224,724	$676,138	$639,910

Income before income taxes:
Western Hemisphere	$34,496	$27,086	$106,666	$71,231
Eastern Hemisphere	25,620	5,597	56,794	43,721
Asia-Pacific	13,646	16,571	34,954	39,395
Eliminations	(567)	2,930	2,639	6,492

Total	$73,195	$52,184	$201,053	$160,839

	September 30, 2014	December 31, 2013
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$224,653	$216,104
Eastern Hemisphere	45,519	43,430
Asia-Pacific	57,815	59,192
Eliminations	(2,926)	(2,927)

Total	$325,061	$315,799

Total Assets:
Western Hemisphere	$747,194	$803,069
Eastern Hemisphere	370,270	316,473
Asia-Pacific	339,089	292,600
Eliminations	(27,523)	(17,530)

Total	$1,429,030	$1,394,612

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

One of the lawsuits against the Company consolidated in the MDL Proceeding was a personal injury lawsuit initially filed in a Texas state court. The plaintiff filed a motion to remand the lawsuit back to the Texas state court. In August 2014, the Company was informed that this lawsuit was settled and all claims against the Company were released.

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

The Company is also involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal action, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average Brent Crude oil and natural gas (Henry Hub) closing prices are listed below for the periods covered by this report:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Crude Oil ($/Bbl)	$101.90	$110.23	$106.56	$108.33
Natural gas ($/Mcf)	4.09	3.66	4.72	3.81

For the quarter ended September 30, 2014, Brent Crude oil closing prices ranged between $94.53 per barrel and $110.84 per barrel with an average quarterly price of $101.90 per barrel, as compared to a range of $103.19 per barrel and $117.15 per barrel with an average quarterly price of $110.23 per barrel for the same period in 2013. For the nine months ended September 30, 2014, Brent Crude oil prices ranged between $94.53 per barrel and $115.19 per barrel with an average price of $106.56 per barrel, as compared to a range of $96.84 per barrel to $118.90 per barrel with an average price of $108.33 per barrel for the same period in 2013.

As of September 30, 2014, Brent Crude oil prices closed at $94.67 per barrel and Henry Hub natural gas prices closed at $4.27 per Mcf.

According to the October 2014 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are expected to continue to weaken and average approximately $104.42 per barrel for 2014 and $101.67 per barrel in 2015. In its October 2014 Oil Market Report, the International Energy Agency projected world demand growth to 92.4 million barrels per day in 2014, an increase of 0.7 million barrels per day, rising an additional 1.1 million barrels per day in 2015. In October 2014, the EIA projected Henry Hub natural gas prices will average $4.59 per Mcf in 2014 and $3.96 per Mcf in 2015.

As of October 20, 2014, Brent Crude oil prices dropped to a closing price of $84.42 per barrel and Henry Hub natural gas prices closed at $3.80 per Mcf.

Rig Count

Detailed below is the average contracted rig count for the Company’s geographic regions for the nine months ended September 30, 2014 and 2013. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Nine months ended September 30,
	2014		2013
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	125	98	129	88
Eastern Hemisphere	100	96	93	89
Asia-Pacific	54	259	49	244

Total	279	453	271	421

Source: IHS—Petrodata RigBase – September 30, 2014 and 2013

The above table represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to IHS-Petrodata RigBase, as of September 30, 2014, there were 67 rigs under contract in the U.S. Gulf of Mexico (43 floating rigs and 24 jack-up rigs). Of the total contracted, 58 were actively drilling (36 floating rigs and 22 jack-up rigs). As of September 30, 2013, there were 70 rigs under contract in the U.S. Gulf of Mexico (38 floating rigs and 32 jack-up rigs), 66 of which were actively drilling (36 floating rigs and 30 jack-up rigs).

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its revenue because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata, at the end of September 2014 and 2013, there were 237 and 221 rigs, respectively, under construction. The expected delivery dates for the rigs under construction at September 30, 2014 are as follows:

	Floating Rigs	Jack-Up Rigs	Total
2014	13	15	28
2015	29	66	95
2016	21	51	72
2017	16	11	27
After 2017 or unspecified delivery date	15	—	15

	94	143	237

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

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. For the first nine months of 2013, Brent Crude oil prices ranged between $96.84 per barrel and $118.90 per barrel with an average price of $108.33 per barrel and ended the year at $109.95 per barrel. For the first nine months of 2014 the price of Brent Crude oil ranged between $94.53 per barrel and $115.19 per barrel with an average price of $106.56 per barrel and ended the quarter at $94.67 per barrel. The price of Brent Crude oil fell by approximately 10.8% in the first three weeks of October 2014. If oil prices continue to decline for a sustained period of time; oil companies may reduce their spending, which could reduce profits for service providers. A significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a prolonged decline in commodity prices, an extended continuation of the downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at September 30, 2014 was approximately $1.25 billion compared to approximately $1.32 billion at June 30, 2014, $1.18 billion at December 31, 2013, and $1.15 billion at September 30, 2013. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasileiro S.A. (“Petrobras”), Brazil’s national oil company. At exchange rates in effect at the signing date (2.04 Brazilian real to 1.00 U.S. dollar), the contract is valued at $650 million, net of Brazilian taxes, if all the equipment under contract is ordered. Amounts will be included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $44 million have been recognized on this contract through September 30, 2014. As of September 30, 2014, the Company’s backlog included $104 million (at the current exchange rate of 2.45 Brazilian real to 1.00 U.S. dollar) of purchase orders under the new Petrobras contract. The Company has not recognized revenue of approximately $24 million as of September 30, 2014 for certain items of equipment that were completed but not accepted for delivery by Petrobras. Petrobras has asserted that such equipment does not satisfy certain contractual requirements. If the Company is unable to timely resolve these objections, or if Petrobras refuses to accept similar items of completed equipment in the future, the Company’s results of operations may be adversely affected.

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For the nine months ended September 30, 2014 and 2013, the Company derived 83% and 84%, respectively, of its revenues from the sale of its products and 17% and 16% of its revenues from services, respectively. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. The Company has substantial international operations, with approximately 69% of its revenues derived from foreign sales for the three months ended September 30, 2014 and 2013 and 63% and 70% for the nine months ended September 30, 2014 and 2013, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 31% of the Company’s total revenues for the three months ended September 30, 2014 and 2013 and 37% and 30% for the nine months ended September 30, 2014 and 2013, respectively.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the nine months ended September 30, 2014, 17 projects representing approximately 10% of the Company’s total revenue and approximately 13% of its product revenues were accounted for using percentage-of-completion accounting, compared to 16 projects representing approximately 13% of the Company’s total revenue and 15% of its product revenue for the first nine months ended September 30, 2013. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In millions)
Revenues:
Products
Subsea equipment	$42.1	$51.4	$168.8	$148.7
Surface equipment	0.8	—	4.5	0.1
Offshore rig equipment	16.9	3.6	35.7	4.5

Total products	59.8	55.0	209.0	153.3
Services	16.0	14.5	42.0	39.5

Total U.S. Gulf of Mexico revenues	$75.8	$69.5	$251.0	$192.8

During 2014, numerous subsea equipment orders were completed and shipped, contributing to the large increase in subsea equipment revenue for the nine months ended September 30, 2014 as compared to the same period for 2013. The change in offshore rig equipment revenues in the first nine months of 2014 compared to the same period of 2013 resulted primarily from an increase of revenues from projects accounted for under the percentage-of-completion method for offshore rig equipment projects. For the three and nine months ended September 30, 2014 the Company’s U.S. Gulf of Mexico service revenues as a percentage of worldwide revenue was 6.6% and 6.2%, respectively, compared to 6.5% and 6.2%, respectively, for the same period in 2013.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Products	82.2%	83.4%	82.9%	83.9%
Services	17.8	16.6	17.1	16.1

Total revenues:	100.0	100.0	100.0	100.0
Cost of sales:
Products	47.0	50.4	45.7	50.5
Services	8.9	8.4	9.2	9.1

Total cost of sales:	55.9	58.8	54.9	59.6
Selling, general and administrative expenses	8.8	13.3	10.4	10.7
Engineering and product development expenses	5.2	4.8	5.1	4.6

Operating income	30.1	23.1	29.6	25.1
Interest income	0.1	0.1	0.1	0.1
Interest expense	—	—	—	—

Income before income taxes	30.2	23.2	29.7	25.2
Income tax provision	7.2	5.4	7.6	6.0

Net income	23.0%	17.8%	22.1%	19.2%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In millions)
Revenues:
Products
Subsea equipment	$166.4	$170.2	$494.5	$483.5
Surface equipment	12.4	7.3	25.1	22.4
Offshore rig equipment	20.0	10.0	41.1	30.9

Total products	198.8	187.5	560.7	536.8
Services	42.9	37.2	115.4	103.1

Total revenues	$241.7	$224.7	$676.1	$639.9

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues. Revenues increased by $17.0 million, or approximately 7.6%, to $241.7 million in the three months ended September 30, 2014 from $224.7 million in the three months ended September 30, 2013. Product revenues increased by approximately $11.3 million for the three months ended September 30, 2014 compared to the same period in 2013 as a result of increased revenues of $5.1 million in surface equipment and $10.0 million in offshore rig equipment, partially offset by a decrease of $3.8 million in subsea equipment. In any given time period, the revenues recognized between the various product lines and geographical areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand at that time. Product revenues increased in the Eastern Hemisphere by $5.6 million and $9.7 million in Asia-Pacific, which was partially offset by a $4.0 million decrease in the Western Hemisphere. Service revenues increased by approximately $5.7 million as a result of increases of $1.4 million in the Western Hemisphere, $6.0 million in the Eastern Hemisphere, partially offset by a slight decrease of $1.7 million in Asia-Pacific. The majority of the increases in service revenues related to an increase in rental tool revenues.

Cost of Sales. Cost of sales increased by $3.2 million, or approximately 2.4%, to $135.3 million for the three months ended September 30, 2014 from $132.1 million for the same period in 2013. The increase is due to the additional revenues as well as an increase in unabsorbed manufacturing overhead. As a percentage of revenues, cost of sales were approximately 55.9% and 58.8% for the three-month periods ended September 30, 2014 and 2013, respectively. The decrease in cost of sales as a percentage of revenues resulted primarily from changes in the product mix and pricing increases.

Selling, General and Administrative Expenses. For the three months ended September 30, 2014, selling, general and administrative expenses decreased by approximately $9.0 million, or 30.2%, to $20.8 million from $29.8 million for the same period in 2013. The decrease in selling, general and administrative expenses was primarily due to the effect of foreign currency transactions slightly offset by an increase in stock-based compensation expense. The Company experienced approximately $4.0 million in foreign currency transaction gains in the third quarter of 2014 as compared to $7.6 million in foreign currency transaction losses in the third quarter of 2013. Stock-based compensation expense was approximately $900,000 higher for the three months ended September 30, 2014 as compared to the same period in 2013. Selling, general and administrative expenses as a percentage of revenues decreased to 8.8% in 2014 from 13.3% in 2013.

Engineering and Product Development Expenses. For the three months ended September 30, 2014, engineering and product development expenses increased by approximately $1.9 million, or 17.6%, to $12.7 million from $10.8 million in the same period of 2013. Engineering and product development personnel have been increased to meet the demands of the higher backlog related to long-term projects and heightened research and development efforts. Engineering and product development expenses as a percentage of revenues increased to 5.2% in 2014 from 4.8% in 2013.

Income tax provision. Income tax expense for the three months ended September 30, 2014 was $17.5 million on income before taxes of $73.2 million, resulting in an effective income tax rate of approximately 23.9%. Income tax expense for the three months ended September 30, 2013 was $12.2 million on income before taxes of $52.2 million, resulting in an effective tax rate of approximately 23.4%.

Net Income. Net income was approximately $55.7 million for the three months ended September 30, 2014 and $40.0 million for the same period in 2013, for the reasons set forth above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013.

Revenues. Revenues increased by $36.2 million, or approximately 5.7%, to $676.1 million in the nine months ended September 30, 2014 from $639.9 million in the nine months ended September 30, 2013. Product revenues increased by approximately $23.9 million for the nine months ended September 30, 2014 compared to the same period in 2013 as a result of increased revenues of $11.0 million in subsea equipment, $2.7 million in surface equipment and $10.2 million in offshore rig equipment. The majority of the subsea equipment and offshore rig equipment increases occurred in the Western Hemisphere as activity increased in the U.S. Gulf of Mexico. Product revenues increased in the Western Hemisphere by $10.7 million, in the Eastern Hemisphere by $4.9 million and $8.3 million in Asia-Pacific. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand at that time. Service revenues increased by approximately $12.3 million from increased service revenues in the Western Hemisphere of $2.5 million and the Eastern Hemisphere of $11.4 million, partially offset by a decrease of $1.6 million in Asia-Pacific. The majority of the increase in service revenues related to an increase in technical advisory assistance services and rental tool revenues.

Cost of Sales. Cost of sales decreased by $10.7 million, or approximately 2.8%, to $371.0 million for the nine months ended September 30, 2014 from $381.7 million for the same period in 2013. As a percentage of revenues, cost of sales were approximately 54.9% and 59.6% for the nine-month periods ending September 30, 2014 and 2013, respectively. The decrease in cost of sales as a percentage of revenues resulted primarily from changes in the product mix and pricing increases.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2014, selling, general and administrative expenses increased by approximately $1.6 million, or 2.3%, to $70.3 million from $68.7 million for the same period in 2013. The increase in selling, general and administrative expenses was primarily due to increased stock-based compensation expense of $2.3 million, legal and professional fees increased by $1.2 million and increased costs related to personnel of $1.7 million, partially offset by a decrease in the effect of foreign currency transactions. The Company experienced approximately $1.1 million in foreign currency transaction gains in the first nine months of 2014 compared to $2.9 million in foreign currency transaction losses in the first nine months of 2013. Selling, general and administrative expenses as a percentage of revenues decreased to 10.4% in the first nine months of 2014 as compared to 10.7% for the same period in 2013.

Engineering and Product Development Expenses. For the nine months ended September 30, 2014, engineering and product development expenses increased by $5.2 million, or approximately 17.9%, to $34.3 million from $29.1 million in the same period of 2013. Engineering and product development personnel have been increased to meet the demands of the higher backlog related to long-term projects and heightened research and development efforts. Engineering and product development expenses as a percentage of revenues totaled 5.1% in 2014 and 4.6% in 2013.

Income tax provision. Income tax expense for the nine months ended September 30, 2014 was $51.4 million on income before taxes of $201.1 million, resulting in an effective income tax rate of approximately 25.6%. Income tax expense for the nine months ended September 30, 2013 was $38.1 million on income before taxes of $160.8 million, resulting in an effective income tax rate of approximately 23.7%. The increase in the effective income tax rate reflects the difference in income before income taxes among the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $149.6 million for the nine months ended September 30, 2014 and $122.8 million for the same period in 2013, for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Nine months ended September 30,
	2014	2013
	(In thousands)
Operating activities	$102,584	$140,854
Investing activities	(30,621)	(29,809)
Financing activities	(138,088)	11,255

	(66,125)	122,300
Effect of exchange rate changes on cash activities	(3,267)	1,451

Increase (decrease) in cash and cash equivalents	$(69,392)	$123,751

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

Net cash provided from operating activities decreased by $38.3 million for the first nine months of 2014 compared to the same period in 2013, primarily due to a decrease in cash from operating assets and liabilities of $73.6 million, partially offset by an increase of $26.9 million in net income and an increase in deferred income tax of $5.3 million.

The decrease in cash from operating assets and liabilities for the first nine months of 2014 of $80.1 million primarily reflected an increase in trade receivables of $55.2 million and an increase in inventory of $44.0 million, partially offset by a $28.8 million increase in accounts payable and accrued expenses. Trade receivables increased in 2014 largely due to increased billings directly attributable to significant milestone billings on our percentage-of-completion projects and an increase in revenues in the third quarter of 2014. Unbilled revenues increased $9.9 million since the end of 2013. Inventory increased due to higher balances in raw materials, work in progress and finished goods to accommodate the higher backlog requirements related to long-term projects. Accounts payable and accrued expenses increased due to purchases of raw materials and an increase in customer prepayments of $12.8 million from billings in excess of revenues.

The decrease in cash from operating assets and liabilities for the first nine months of 2013 of $6.6 million primarily reflected a decrease in trade receivables of $17.7 million due to a $6.5 million decrease in unbilled revenues related to long-term projects and an increase in collection efforts. Inventory increased by approximately $12.1 million due to higher balances in work in progress to accommodate the higher backlog requirements. Accounts payable and accrued expenses were lower by approximately $12.9 million, primarily due to a decrease in customer prepayments.

Capital expenditures by the Company were $31.2 million and $30.0 million in the first nine months of 2014 and 2013, respectively. Capital expenditures in 2014 and 2013 included expanding world-wide manufacturing facilities and increased expenditures on machinery and equipment and running tools. The capital expenditures for the first nine months of 2014 were $2.5 million for facilities, $20.3 million for machinery and equipment, $5.3 million for running tools and other expenditures of $3.1 million. The capital expenditures for the first nine months of 2013 were $5.8 million for facilities, $14.4 million for machinery and equipment, $6.5 million for running tools and other expenditures of $3.3 million.

The exercise of stock options generated cash to the Company of $1.9 million in the first nine months of 2014 compared to $9.4 million in the same period of 2013.

On June 19, 2012, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. Under the plan, the Company repurchased and cancelled (i) 85,840 shares at a total cost of $10.0 million in the fourth quarter of 2013, and (ii) 869,699 shares at a total cost of $90.0 million during the second quarter of 2014. As a result, a total of 955,539 shares for a total cost of $100.0 million had been repurchased and cancelled thereby completing this stock repurchase plan.

On June 12, 2014 the Company announced the Board of Directors authorized another stock repurchase plan under which the Company is authorized to repurchase up to $100 million of its common stock. The plan has no expiration date and any repurchased shares are expected to be cancelled. The Company repurchased 512,053 shares under this plan in the third quarter of 2014 for a total of $50.2 million. All repurchased shares were subsequently cancelled during the period.

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our critical accounting policies. During the nine months ended September 30, 2014, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and the Brazilian real. The Company experienced a foreign currency pre-tax gain of approximately $4.0 million and a pre-tax gain of $1.1 million during the three and nine months ended September 30, 2014, respectively, compared to a $7.6 million and a $2.9 million pre-tax loss for the three and nine month periods ended September 30, 2013, respectively. Historically, the Company’s foreign currency gains and losses have not been significant. However, when significant disparities between the British pound sterling and the U.S. dollar or the Brazilian real and the U.S. dollar occur, there can be no assurance that currency fluctuations will not have a significant impact on the Company in the future.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In June 2012, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. In the fourth quarter of 2013, the Company repurchased and cancelled 85,840 shares at a total cost of $10.0 million. In the first half of 2014 the Company purchased 869,699 shares for $90.0 million. As of June 30, 2014, the Company had completed this stock repurchase plan.

On June 12, 2014 the Company announced the Board of Directors authorized an additional stock repurchase plan in which the Company is authorized to repurchase up to $100 million of its common stock. Activity for this plan for the three months ended September 30, 2014 is detailed below:

Issuer Purchase of Equity Securities

	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Dollar Value (in millions) of Shares that May Yet Be Purchased Under the Program
July 1 – 31, 2014	—	$—	—	$100.0
August 1 – 31, 2014	303,822	99.61	303,822	69.7
September 1 – 30, 2014	208,231	95.94	208,231	49.8

Total	512,053	$98.11	512,053	$49.8

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the following:

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	uncertainties associated with the United States and worldwide economies;

•	uncertainties regarding political tensions in the Middle East, Africa and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	uncertainties regarding future oil and gas exploration and production activities in the U.S. Gulf of Mexico and elsewhere, including new regulations, customs requirements and product testing requirements;

•	operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	project termination, suspensions or scope adjustments to contracts reflected in the Company’s backlog;

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s reliance on third-party technologies;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	terrorist threats or acts, war and civil disturbances; and

•	the interpretation of foreign tax laws with respect to our foreign subsidiaries.

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

Item 6.

(a) Exhibits

The following exhibits are filed herewith:

*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed on May 20, 2014).

*3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed May 20, 2014).

*4.1	—	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447).

*4.2	—	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Blake T. DeBerry.

32.2	—	Section 1350 Certification of Jerry M. Brooks.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Schema Document

101.CAL	—	XBRL Calculation Document

101.DEF	—	XBRL Definition Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

BY:	/S/ JERRY M. BROOKS
Jerry M. Brooks,
Vice President—Finance and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Date: October 30, 2014