Form 10-K
period 2014-12-31
DRIL-QUIP INC
filed 2015-02-27
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2014, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $4,341,800,000 based on the closing price of such stock on such date of $109.24.

At February 20, 2015, the number of shares outstanding of registrant’s Common Stock was 38,771,150.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in this report and the following:

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	uncertainties associated with the United States and worldwide economies;

•	uncertainties regarding political tensions in the Middle East, Africa and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	uncertainties regarding future oil and gas exploration and production activities in the U.S. Gulf of Mexico and elsewhere, including new regulations, customs requirements and product testing requirements;

•	operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	project terminations, suspensions or scope adjustments to contracts reflected in the Company’s backlog;

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s reliance on third-party technologies;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	terrorist threats or acts, war and civil disturbances; and

•	the interpretation of foreign tax laws with respect to our foreign subsidiaries.

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

Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2014, the Company generated approximately 63% of its revenues from foreign sales compared to 67% in 2013 and 74% in 2012.

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

The Company also makes available free of charge on its website (www.dril-quip.com/govern.html) its:

•	Corporate Governance Guidelines,

•	Code of Business Conduct and Ethical Practices,

•	Audit Committee Charter,

•	Nominating and Governance Committee Charter, and

•	Compensation Committee Charter.

Any stockholder, who so requests, may obtain a printed copy of any of these documents from the Company. Changes in or waivers to our Code of Business Conduct and Ethical Practices involving directors and executive officers of the Company will be posted on its website.

Overview and Industry Outlook

Both the market for offshore drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. The level of capital expenditures has generally been dependent upon the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, and the ability of OPEC and other producing nations to set and maintain production levels and prices. The price of crude oil began to drop sharply during the fourth quarter of 2014. In November 2014, OPEC met and decided to continue its 30 million barrel per day production target in an effort to retain its market share. OPEC’s December 2014 and January 2015 production averaged 30.24 million barrels per day and 30.37 million barrels per day, respectively. Production at this rate could produce a market oversupply which would cause prices to continue to decline amid softening demand and global economic weakness. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the availability, expiration date and price of offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. Declines in oil and gas prices may adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore, which could have an adverse impact on the Company’s results of operations, financial position and cash flows.

In 2012, Brent Crude oil prices ranged between $88.69 per barrel and $128.14 per barrel with an average price of $111.57 per barrel and ended the year at $110.80 per barrel. In 2013, Brent Crude oil prices ranged between $96.84 per barrel and $118.90 per barrel with an average price of $108.56 per barrel and ended the year at $109.95 per barrel. In 2014, Brent Crude oil prices ranged between $55.27 per barrel and $115.19 per barrel with an average price of $98.97 per barrel and ended the year at $55.27 per barrel. We expect this decrease to have a significant effect on major integrated, large independent and foreign national oil and gas companies’ capital expenditure budgets. Many companies have already announced significant reductions in their 2015 capital budget plans.

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

Products and Services

Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance services for installation of the Company’s products, reconditioning services of its customer-owned products and rental of running tools for installation and retrieval of the Company’s products. In 2014, the Company derived 83% of its revenues from the sale of its products and 17% of its revenues from services compared to 84% and 16% in 2013 and 83% and 17% in 2012, respectively.

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

A subsea production tree is an assembly composed of valves, a wellhead connector, control equipment and various other components installed on a subsea wellhead or a mudline hanger system and used to control the flow of oil and gas from a producing well. Subsea trees may be either stand alone satellite type or template mounted cluster arrangements. Both types typically produce via flowlines to a central control point located on a platform, TLP, Spar or FPSO. The use of subsea production trees has become an increasingly important method for producing wells located in hard-to-reach deepwater areas or economically marginal fields located in shallower waters. The Company is an established manufacturer of complicated dual-bore production trees, which are used in severe service applications. In addition, Dril-Quip manufactures a patented single bore (SingleBore™) subsea completion system which features a hydraulic mechanism instead of a wireline-installed mechanism that allows the operator to plug the tubing hanger annulus remotely from the surface via a hydraulic control line and subsequently unplug it when the well is put on production. This mechanism eliminates the need for an expensive multibore installation and workover riser, thereby saving both cost and installation time. Dril- Quip’s guidelineless subsea production tree is used in ultra-deepwater applications. This tree features remote multiple flowline and control connections, utilizing remotely operated intervention tools. The Company’s subsea production trees are generally custom designed and manufactured to customer specifications.

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

Certain products of the Company are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. See “Item 1A. Risk Factors—

Our business involves numerous operating hazards that may not be covered by insurance. The occurrence of an event not fully covered by insurance could have a material adverse effect on our results of operations, financial position and cash flows.”

Services

Services provided by Dril-Quip include technical advisory assistance services, reconditioning of its customer-owned products, and rental of running tools for installation and retrieval of its products. These services are provided from the Company’s worldwide locations and represented approximately 17% of revenues in 2014 and 16% in 2013 compared to 17% in 2012.

Technical Advisory Assistance. Dril-Quip does not install products for its customers, but provides technical advisory assistance to the customer, if requested, in the installation of its products. The customer is not obligated to utilize these services and may use its own personnel or a third party to perform these services. Technical advisory assistance services performed by the Company are negotiated and sold separately from the Company’s products. These services are not a prerequisite to the sale of the Company’s products as its products are fully functional on a stand alone basis. The Company’s technicians provide assistance in the onsite installation of the Company’s products and are available on a 24-hour call out from the Company’s facilities located in Houston, Texas; Aberdeen, Scotland; Singapore; Macae, Brazil; New Orleans, Louisiana; Perth, Australia; Stavanger, Norway; Esbjerg, Denmark; Port Harcourt, Nigeria; Tianjin, China; Alexandria, Egypt; Takoradi, Ghana and Doha, Qatar.

Reconditioning. The Company provides reconditioning of its customer-owned products at its facilities in Houston, Texas; Aberdeen, Scotland; Singapore; Macae, Brazil; Perth, Australia; Stavanger, Norway; Esbjerg, Denmark; Port Harcourt, Nigeria; Tianjin, China; Alexandria, Egypt; Takoradi, Ghana; Balikpapan, Indonesia and Doha, Qatar. The Company does not typically service, repair or recondition its competitors’ products.

Rental. The Company rents running and installation tools for use in installing its products. These tools are used to install and retrieve the Company’s products which are purchased by customers. Rental or purchase of running tools is not a condition of the sale of the Company’s products and are contracted for separately from product sales and other services offered by the Company. Running tools are available from Dril-Quip’s locations in Houston, Texas; Aberdeen, Scotland; Macae, Brazil; Stavanger, Norway; Esbjerg, Denmark; Beverwijk, Holland; Singapore and Perth, Australia.

Manufacturing

Dril-Quip has major manufacturing facilities in Houston, Texas; Aberdeen, Scotland; Singapore and Macae, Brazil. The Houston facility provides forged and heat treated products to all of its major manufacturing facilities. Dril-Quip maintains its high standards of product quality through the implementation of Advanced Product Quality Planning (APQP) methodologies, as well as through the use of quality control specialists.

The Company’s Houston, Aberdeen, Singapore and Macae manufacturing plants are ISO 14001, OHSAS 18001 and ISO 9001:2008 certified. The Houston, Aberdeen and Singapore plants are also licensed to applicable API product specifications. See “Item 2. Properties—Major Control Manufacturing Facilities.” Dril-Quip maintains its high standards of product quality through the use of quality control specialists who work with product manufacturing personnel throughout the manufacturing process by inspecting and documenting equipment as it is processed through the Company’s manufacturing facilities. The Company has the capability to manufacture various products from each of its product lines at its major manufacturing facilities and believes that this localized manufacturing capability is essential in order to compete with the Company’s major competitors.

The Company’s manufacturing processes are vertically integrated, providing capability for the majority of its forging and heat treating and essentially all of its machining, fabrication, inspection, assembly and testing to be performed in-house. The Company’s primary raw material is cast steel ingots, from which it produces steel shaped forgings at its forging and heat treatment facility in Houston, Texas. The Company routinely purchases steel ingots from multiple suppliers on a purchase order basis and does not have any long-term supply contracts. The Company’s Houston facility provides forgings and heat treatment for its Houston, Aberdeen, Singapore and Macae facilities. The Company’s major competitors depend on outside sources for all or a substantial portion of their forging and heat treatment requirements. The Company has made significant capital investments in developing its vertically integrated manufacturing capability. Prolonged periods of low demand in the market for offshore drilling and production equipment could have a greater effect on the Company than on certain of its competitors that have not made such large capital investments in their facilities.

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

The Company is not dependent on any one customer or group of customers. In 2014, the Company’s top 15 customers represented approximately 61% of total revenues and Chevron and related companies accounted for approximately 10% of total revenues. In 2013 the Company’s top 15 customers represented approximately 64% of total revenues and Petroleo Brasileiro S.A. (“Petrobras”) accounted for approximately 11% of the Company’s total revenues. In 2012, the Company’s top 15 customers represented approximately 62% of total revenues and Petrobras accounted for approximately 12% of the Company’s total revenues. No other customer accounted for more than 10% of the Company’s total revenues in 2014, 2013 or 2012. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to offshore exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

Backlog

Backlog consists of firm customer orders of Dril-Quip products for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s product backlog was approximately $1.2 billion at both December 31, 2014 and 2013 and $881 million at December 31, 2012. The backlog at the end of 2014 and 2013 represents an increase of approximately $319 million, or 36%, from the end of 2012.

The Company expects to fill approximately 60% to 65% of the December 31, 2014 product backlog by December 31, 2015. The remaining backlog at December 31, 2014 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petrobras, Brazil’s national oil company. At exchange rates in effect at the signing date (2.04 Brazilian Reis to 1.00 U.S. Dollar), the contract was valued at $650 million, net of Brazilian taxes, if all the equipment under the contract is ordered. The Company cannot provide assurance that Petrobras will order all of the equipment under the contract. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $69 million have been recognized on this contract through December 31, 2014. As of December 31, 2014, the Company’s backlog included $96 million (at the December 31, 2014 exchange rate of 2.67 Brazilian real to 1.00 U.S. dollar) of purchase orders under this Petrobras contract. The Company has not recognized revenue of approximately $9 million as of December 31, 2014 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. See “Item 1A. Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”

Marketing and Sales

Dril-Quip markets its products and services throughout the world directly through its sales personnel in two domestic and twenty international locations. In addition, in certain foreign markets the Company utilizes independent sales agents or representatives to enhance its marketing and sales efforts.

Some of the locations in which Dril-Quip has sales agents or representatives are Trinidad, Brazil, Indonesia, Malaysia, China, Saudi Arabia and United Arab Emirates. Although they do not have authority to contractually bind the Company, these representatives market the Company’s products in their respective territories in return for sales commissions. The Company advertises its products and services in trade and technical publications targeted to its customer base. The Company also participates in industry conferences and trade shows to enhance industry awareness of its products.

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

The primary factors influencing a customer’s decision to purchase the Company’s products are the quality, reliability and reputation of the product, technologically superior features and price. Timely delivery of equipment is also very important to customer operations and the Company maintains an experienced sales coordination staff to help assure such delivery. For large drilling and production system orders, project management teams coordinate customer needs with the Company’s engineering, manufacturing and service organizations, as well as with subcontractors and vendors.

A portion of the Company’s business consists of designing, manufacturing and selling equipment, as well as offering technical advisory assistance services during installation of the equipment, for major projects pursuant to competitive bids. The number of such projects in any year may fluctuate. The Company’s profitability on such projects is critically dependent on making accurate and cost effective bids and performing efficiently in accordance with bid specifications. Various factors can adversely affect the Company’s performance on individual projects, with potential material adverse effects on project profitability.

Product Development and Engineering

The technological demands of the oil and gas industry continue to increase as offshore exploration and drilling expand into more hostile environments. Conditions encountered in these environments include water depths in excess of 10,000 feet, well pressures exceeding 15,000 psi (pounds per square inch), well flowing temperatures beyond 350o F (Fahrenheit), and mixed flows of oil, gas and water that may also be highly corrosive and impact material properties.

Since its founding in 1981, Dril-Quip has actively engaged in continuing development efforts to generate new products and improve existing products. When developing new products, the Company typically seeks to design the most technologically advanced version for a particular application to establish its reputation and qualification in that product. Thereafter, the Company leverages its expertise in the more technologically advanced product to produce less costly and complex versions of the product for less demanding applications. The Company also focuses its activities on reducing the overall cost to the customer, which includes not only the initial capital cost but also operating, installation and maintenance costs associated with its products.

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

Dril-Quip’s product development work is primarily conducted at its facilities in Houston, Texas and Aberdeen, Scotland. In addition to the work of its product development staff, the Company’s application engineering staff provides technical services to customers in connection with the design and sales of its products. The Company’s ability to develop new products and maintain technological advantages is important to its future success. See “Item 1A. Risk Factors—Our business could be adversely affected if we do not develop new products and secure and retain patents related to our products.”

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

In 2014, Dril-Quip completed the construction of a high-load horizontal test machine that generates over 20 million ft-lbs of bending and 13 million pounds of tension or compression load to test the strength of a complete subsea wellhead and BOP wellhead connector as a system. The Company delivered its first Offshore Technology Conference (OTC) technical presentation, outlining the results of both its analysis and rigorous testing of the system. The Company believes this project will help the Company’s subsea wellhead product line remain an industry leader of subsea wellhead technology. Additionally, the Company utilized this test machine to develop and test several innovations to our specialty connector product family, and the Company is continuing development efforts in our subsea completion systems and capital equipment product lines.

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

Employees

The total number of the Company’s employees as of December 31, 2014 was 2,720. Of these, 1,403 were located in the United States. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

In recent years, increased concern has been raised over the protection of the environment. Legislation to regulate emissions of greenhouse gases has been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. In November 2014, the United States

and China agreed to new targets for carbon emissions reductions. Also, the U.S. Environmental Protection Agency (“EPA”) has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA has expanded its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Moreover, specific design and operational standards apply to U.S. outer continental shelf vessels, rigs, platforms, vehicles, structures and equipment. The U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) regulates the design and operation of well control and other equipment at offshore production sites, among other requirements. BSEE has adopted stricter requirements for subsea drilling production equipment and is proposing new requirements for blowout preventers. In addition, offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent that new laws or other governmental actions prohibit or restrict offshore drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore drilling industry in particular, the business of the Company could be adversely affected. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations. See “Item 1A. Risk Factors—Our business and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”

Our operations are also governed by laws and regulations related to workplace safety and worker health, such as the occupational Safety and Health Act and regulations promulgated thereunder.

Based on the Company’s experience to date, the Company does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental, health and safety laws. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of or by regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by the Company, which may be material.

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of February 20, 2015) and positions of the Company’s executive officers:

Name	Age	Position
Blake T. DeBerry	55	President, Chief Executive Officer and Director
James A. Gariepy	57	Senior Vice President and Chief Operating Officer
Jerry M. Brooks	63	Vice President—Finance and Chief Financial Officer
James C. Webster	45	Vice President, General Counsel and Secretary

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

James C. Webster is Vice President, General Counsel and Secretary. He joined the Company in February 2011 as Vice President and General Counsel and was elected to the additional position of Secretary in May 2011. From September 2005 until September 2010, he was Vice President, General Counsel and Secretary of M-I SWACO, at the time, a joint venture between Smith International, Inc. and Schlumberger Ltd., and then was an area general counsel for Schlumberger from September 2010 to February 2011 following Schlumberger’s acquisition of Smith International. From 1999 to September 2005, he was an associate with, and later a partner in, the law firm of Gardere Wynne Sewell LLP in Houston. Mr. Webster holds an economics degree from the University of Arizona and a joint Law/MBA from Loyola University.

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

Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

•	worldwide economic activity;

•	the level of exploration and production activity;

•	interest rates and the cost of capital;

•	environmental regulation;

•	federal, state and foreign policies regarding exploration and development of oil and gas;

•	the ability of OPEC to set and maintain production levels and pricing;

•	governmental regulations regarding future oil and gas exploration and production in the U.S. Gulf of Mexico and elsewhere;

•	the cost of exploring and producing oil and gas;

•	the cost of developing alternative energy sources;

•	the availability, expiration date and price of offshore leases in the United States and overseas;

•	the discovery rate of new oil and gas reserves in offshore areas;

•	the success of drilling for oil and gas in unconventional resource plays such as shale formations;

•	technological advances; and

•	weather conditions.

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Brent crude oil prices in 2014 ranged from $55.27 per barrel to $115.19 per barrel. Oil prices declined sharply in the fourth quarter of 2014 and ended the year at $55.27 per barrel. Brent crude oil prices in 2013 ranged from $96.84 per barrel to $118.90 per barrel. Brent Crude oil prices in 2012 ranged from $88.69 per barrel to $128.14 per barrel. Brent crude oil prices in 2011 peaked at $126.64 per barrel and ended the year at $108.09 per barrel. We expect continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of our products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. These risk are greater during periods of low or declining commodity prices. Continued significant or prolonged declines in hydrocarbon prices have had, and may continue to have, a material adverse effect on our results of operations.

We may not be able to satisfy technical requirements, testing requirements or other specifications under contracts and contract tenders.

Our products are used in deepwater, harsh environments and severe service applications. Our contracts with customers and customer requests for bids typically set forth detailed specifications or technical requirements for our products and services, which may also include extensive testing requirements. We anticipate that such testing requirements will become more common in our contracts. In addition, recent scrutiny of the offshore drilling industry has resulted in more stringent technical specifications for our products and more comprehensive testing requirements for our products to ensure compliance with such specifications. We cannot assure you that our products will be able to satisfy the specifications or that we will be able to perform the full-scale testing necessary to prove that the product specifications are satisfied in future contract bids or under existing contracts, or that the costs of modifications to our products to satisfy the specifications and testing will not adversely affect our results of operations. If our products are unable to satisfy such requirements, or we are unable to perform any required full-scale testing, our customers may cancel their contracts and/or seek new suppliers, and our business, results of operations, cash flows or financial position may be adversely affected.

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

Our principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a portion of our customer base. In 2014, our top 15 customers represented approximately 61% of total revenues and Chevron and other related companies accounted for approximately 10% of the Company’s total revenues. In 2013, our top 15 customers represented approximately 64% of total revenues, and Petrobras accounted for approximately 11% of our total revenues. In 2012, our top 15 customers represented approximately 62% of total revenues and Petrobras accounted for approximately 12% of our total revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could have an adverse effect on our results of operations, financial position and cash flows.

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

Uncertainty in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders included in our backlog or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial position. Additionally, unsettled conditions could have an impact on our suppliers, causing them to be unable to meet their obligations to us. Although we do not currently anticipate a need to access the credit markets in the short term, a prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.

The revenues projected in our backlog may not be realized or, if realized, may not result in profits. All of the projects currently included in our backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is generally required to pay us for work performed and other costs necessarily incurred as a result of the change or termination.

We can give no assurance that our backlog will remain at current levels. Sales of our products are affected by prices for oil and natural gas, which have fluctuated significantly and may continue to do so in the future. When drilling and production levels are depressed, a customer may no longer need the equipment or services currently under contract or may be able to obtain comparable equipment or services at lower prices. As a result, customers may exercise their termination rights or attempt to renegotiate contract terms. Continued declines in oil and natural gas prices could also reduce new customer orders, possibly causing a decline in our future backlog. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.

Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows.

We have substantial international operations, with approximately 63%, 67% and 74% of our revenues derived from foreign sales in 2014, 2013 and 2012, respectively. We operate our business and market our products and services in many of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

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

Our products are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. In addition, certain areas where our products are used, including in and near the U.S. Gulf of Mexico, are close to high population areas and subject to hurricanes and other extreme weather conditions on a relatively frequent basis. A catastrophic occurrence at a location where our equipment and/or services are used may expose us to substantial liability for personal injury, wrongful death, product liability, environmental damage or commercial claims. Our general liability insurance program includes an aggregate coverage limit of $200 million for claims with respect to property damage, injury or death and pollution. However, our insurance policies may not cover fines, penalties or costs and expenses related to government-mandated cleanup of pollution. In addition, our insurance does not provide coverage for all liabilities, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our results of operations, financial position and cash flows.

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

Acquisitions, dispositions and investments may not result in anticipated benefits and may present risks not originally contemplated, which could have a material adverse effect on our financial condition, results of operations and cash flows.

From time to time, we evaluate purchases and sales of assets, businesses or other investments. These transactions may not result in the anticipated realization of savings, creation of efficiencies, offering of new products or services, generation of cash or income or reduction of risk. In addition, acquisitions may be financed by borrowings, requiring us to incur debt, or by the issuance of our common stock. These transactions involve numerous risks, and we cannot ensure that:

•	any acquisition would be successfully integrated into our operations and internal controls;

•	the due diligence conducted prior to an acquisition would uncover situations that could result in financial or legal exposure;

•	the use of cash for acquisitions would not adversely affect our cash available for capital expenditures and other uses;

•	any disposition, investment, acquisition or integration would not divert management resources from the operation of our business; or

•	any disposition, investment, acquisition or integration would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Various new regulations intended to improve offshore safety systems and environmental protection have been issued since 2010 that have increased the complexity of the drilling permit process and may limit the opportunity for some operators to continue deepwater drilling in the U.S. Gulf of Mexico, which could adversely affect the Company’s financial operations. Third party challenges to industry operations in the U.S. Gulf of Mexico may also serve to further delay or restrict activities. If the new regulations, policies, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant impairment to expected profitability on projects, they could discontinue or curtail their offshore operations, thereby adversely affecting our financial operations by decreasing demand for our products.

Because of our foreign operations and sales, we are also subject to changes in foreign laws and regulations that may encourage or require hiring of local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. If we fail to comply with any applicable law or regulation, our business, results of operations, financial position and cash flows may be adversely affected.

Our businesses and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

Our operations and the operations of our customers are also subject to federal, state, local and foreign laws and regulations relating to the protection of human health and the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. For example, our operations are subject to numerous and complex laws and regulations that, among other things, may regulate the management and disposal of hazardous and non-hazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities and concentrations of various materials that can be released into the environment; limit or prohibit operation activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record-keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. We are required to invest financial and managerial resources to comply with such environmental, health and safety laws and regulations and anticipate that we will continue to be required to do so in the future. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. For example, legislation to regulate emissions of greenhouse gases has been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. Also, the EPA has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA has expanded its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. To date, there has been no significant legislative progress in cap and trade proposals or greenhouse gas emission reductions. The adoption of legislation or regulatory programs to reduce greenhouse gas emissions could also increase the cost of consuming, and thereby reduce demand for, the hydrocarbons that our customers produce. Consequently, such legislation or regulatory programs could have an adverse effect on our financial condition and results of operations. It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impact a new regulatory action might have on us or our customers. Generally, the anticipated regulatory actions do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies that are our competitors. However, our business and prospects could be adversely affected to the extent laws are enacted or modified or other governmental action is taken that prohibits or restricts our customers’ exploration and production activities or imposes environmental protection requirements that result in increased costs to us or our customers.

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

Our business could be adversely affected by a failure or breach of our information technology systems.

Our business operations depend on our information technology (“IT”) systems. Despite our security and back-up measures, our IT systems are vulnerable to computer viruses, natural disasters and other disruptions or failures. The failure of our IT systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of our operations and those of our customers, inappropriate disclosure of confidential information, increased overhead costs, loss of intellectual property and damage to our reputation, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to prevent or respond to damage caused by these disruptions or security breaches in the future.

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

We have not paid any dividends in the past and do not intend to pay cash dividends on our common stock in the foreseeable future. Our Board of Directors review this policy on a regular basis in light of our earnings, financial position and market opportunities. We currently intend to retain any earnings for the future operation and development of our business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Major Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas
—Hempstead Highway	175,000	12.9	Owned
—N. Eldridge Parkway	1,722,000	218.0	Owned
Aberdeen, Scotland	222,800	24.1	Owned
Singapore	293,200	14.4	Leased
Macae, Brazil	169,600	10.6	Owned

Dril-Quip has manufacturing facilities in Houston, Aberdeen, Singapore and Macae. The Houston facility at Eldridge produces in-house a majority of the Company’s forging and heat treatment requirements.

Sales, Service and Reconditioning Facilities

Location(1)	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
New Orleans, Louisiana	2,300	—	Sales/Service
Beverwijk, Holland	5,200	0.4	Sales/Warehouse
Perth and Welshpool, Australia	28,100	2.9	Sales/Service/Reconditioning/Warehouse
Stavanger, Norway	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,100	2.6	Sales/Service/Reconditioning/Warehouse
Port Harcourt, Nigeria	6,600	0.1	Service/Reconditioning/Warehouse
Tianjin, China	12,200	—	Service/Reconditioning/Warehouse
Shekou, China	1,000	—	Sales
Cairo, Egypt	2,200	—	Sales
Balikpapan, Indonesia	2,000	—	Reconditioning
Alexandria, Egypt	5,200	0.6	Service/Reconditioning/Warehouse
Takoradi, Ghana	2,500	0.8	Service/Reconditioning/Warehouse
Doha, Qatar	8,900	—	Service/Reconditioning/Warehouse

(1)	All facilities are leased except Stavanger, Norway, which is owned.

The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen, Singapore and Macae.

Item 3.	Legal Proceedings

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

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with two additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (“Santo Credits”) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described above. The Company has objected to these assessments on the grounds that they would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. With regard to the December 2010 assessment, the Company’s Brazilian subsidiary has filed an appeal with a State of Rio de Janeiro judicial court to annul the tax assessment following a ruling against the Company by the tax administration’s highest council. In connection with that appeal, the Company was required to deposit with the court approximately $3.1 million (at the December 31, 2014 exchange rate of 2.67 Brazilian real to 1.00 U.S. dollar) as the full amount of the assessment with penalties and interest. The Company intends to file a similar appeal in the judicial system if the tax administration’s highest council rules against the Company with regard to the January 2011 assessment. The Company believes that these credits are valid and that success in the judicial court process is probable. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.

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

The Company’s Common Stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the New York Stock Exchange for the indicated quarters of fiscal 2014 and 2013.

	Sales Price ($)
	2014		2013
Quarter Ended	High	Low	High	Low
March 31	$112.86	$94.99	$88.12	$73.70
June 30	116.53	99.00	95.44	76.44
September 30	110.23	88.98	115.56	89.97
December 31	$93.54	$69.38	$121.07	$104.52

There were approximately 100 stockholders of record of the Company’s Common Stock as of December 31, 2014. This number includes the Company’s employees and directors that hold shares, but does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

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

Repurchase of Equity Securities

In June 2012, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. In the fourth quarter of 2013, the Company repurchased and cancelled 85,840 shares at a total cost of $10 million. In the first half of 2014, the Company repurchased and cancelled 869,699 shares for $90 million. As of May 27, 2014, the Company had repurchased the maximum amount authorized under the stock repurchase plan.

On June 12, 2014, the Company announced that its Board of Directors authorized an additional stock repurchase plan in which the Company was authorized to repurchase up to $100 million of its common stock. In the third quarter of 2014, the Company repurchased and cancelled 512,053 shares at an average price of $98.11 and a total cost of $50.2 million. In the fourth quarter of 2014 the Company repurchased and cancelled 639,550 shares at an average cost of $77.85 for a total cost of $49.8 million. As of December 24, 2014, the Company had repurchased the maximum amount authorized under the stock repurchase plan. Activity for this plan for the three months ended December 31, 2014 is detailed below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Dollar Value (in millions) of Shares that May Yet Be Purchased Under the Program
October 1-31, 2014	—	$—	—	$49.8
November 1-30, 2014	128,050	87.13	128,050	38.6
December 1-31, 2014	511,500	75.53	511,500	—

Total	639,550	$77.85	639,550	$—

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report on Form 10-K.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Products	$773,205	$731,617	$610,218	$511,650	$486,050
Services	157,752	140,755	122,813	89,692	80,201

Total revenues	930,957	872,372	733,031	601,342	566,251
Cost and expenses:
Cost of sales:
Products	428,125	436,359	384,513	303,995	272,619
Services	85,402	77,547	67,153	57,853	49,988

Total cost of sales	513,527	513,906	451,666	361,848	322,607
Selling, general and administrative	92,762	94,806	82,218	70,510	61,069
Engineering and product development	45,920	40,115	37,455	34,626	29,202
Special items	—	—	—	4,719	14,660

Operating income	278,748	223,545	161,692	129,639	138,713
Interest income	667	587	462	418	321
Interest expense	(35)	(35)	(32)	(53)	(131)

Income before income taxes	279,380	224,097	162,122	130,004	138,903
Income tax provision	70,668	54,270	42,913	34,737	36,677

Net income	$208,712	$169,827	$119,209	$95,267	$102,226

Earnings per common share:
Basic	$5.22	$4.18	$2.96	$2.38	$2.57
Diluted	$5.19	$4.16	$2.94	$2.36	$2.55
Weighted average common shares outstanding:
Basic	39,964	40,648	40,332	40,071	39,828
Diluted	40,190	40,865	40,523	40,322	40,060
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	149,313	162,229	(8,159)	$101,854	$107,160
Net cash used in investing activities	(41,571)	(41,873)	(48,999)	(54,187)	(72,950)
Net cash provided by (used in) financing activities	(186,827)	3,367	12,257	5,098	14,634
Other Data:
Depreciation and amortization	$31,155	$29,340	$26,224	$23,013	$20,875
Capital expenditures	42,549	42,633	50,773	56,213	74,815

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Working capital	$928,498	$931,563	$769,299	$648,302	$576,920
Total assets	1,449,251	1,396,805	1,249,708	1,094,715	948,551
Total debt	—	—	—	57	326
Total stockholders’ equity	1,245,192	1,242,018	1,066,432	925,244	828,014

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Dril-Quip designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environments and severe service applications. The Company designs and manufactures subsea equipment, surface equipment and offshore rig equipment for use by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip also provides technical advisory assistance services on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, average Brent Crude oil and natural gas (Henry Hub) closing prices are listed below for periods covered by this report:

	Year ended December 31,
	2014	2013	2012
Closing Crude Oil ($/Bbl)	$55.27	$109.95	$110.80
Average Crude Oil ($/Bbl)	98.97	108.56	111.57
Closing Natural Gas ($/per Mcf)	3.24	4.44	3.54
Average Natural Gas ($/per Mcf)	4.51	3.85	2.84

In 2012, Brent Crude oil prices ranged between $88.69 per barrel and $128.14 per barrel with an average price of $111.57 per barrel price. Crude oil ended 2012 at $110.80 per barrel. In 2013, the Brent Crude oil price ranged between a low of $96.84 per barrel and a high of $118.90 per barrel with an average of $108.56 per barrel and ended the year at $109.95 per barrel. In 2014, Brent Crude oil prices ranged between a low of $55.27 per barrel and a high of $115.19 per barrel with an average price of $98.97 per barrel. Brent Crude oil ended the year at $55.27 per barrel.

According to the January 2015 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average $57.58 per barrel in 2015 and $75.00 in 2016.

In its January 2015 report, the EIA expects Henry Hub natural gas prices to average $3.55 per Mcf in 2015 and $3.98 per Mcf in 2016. Henry Hub natural gas price was $3.24 per Mcf at the end of December 2014.

In its January 2015 Oil Market Report, the International Energy Agency projected global oil demand was 92.4 million barrels per day in 2014 rising to an estimated average of 93.3 million barrels per day in 2015.

According to the EIA, between January 1, 2015 and February 2, 2015, the price of Brent Crude oil ranged from $45.13 per barrel to $55.38 per barrel, closing at $51.74 per barrel on February 2, 2015. For the same period, Henry Hub natural gas price ranged from $2.97 per Mcf to $3.42 per Mcf, closing at $2.97 per Mcf on January 27, 2015.

Rig Count

Detailed below is the average contracted offshore rig count for the Company’s geographic regions for the years ended December 31, 2014, 2013 and 2012. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	2014		2013		2012
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	125	96	129	89	128	83
Eastern Hemisphere	100	96	94	89	88	83
Asia-Pacific	54	260	50	248	48	220

Total	279	452	273	426	264	386

Source: IHS—Petrodata RigBase—December 31, 2014, 2013 and 2012

The table above represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to IHS-Petrodata RigBase, as of December 31, 2014, there were 66 rigs under contract (48 floating rigs and 18 jack-up rigs) in the U.S. Gulf of Mexico, 63 of which were actively drilling (46 floating rigs and 17 jack-up rigs). As of December 31, 2013, there were 76 rigs under contract in the U.S. Gulf of Mexico (43 floating rigs and 33 jack-up rigs), of which 69 were actively drilling (39 floating rigs and 30 jack-up rigs), and as of December 31, 2012, there were 69 rigs under contract in the U.S. Gulf of Mexico (38 floating rigs and 31 jack-up rigs), of which 65 were actively drilling (34 floating rigs and 31 jack-up rigs).

The global offshore count for rigs under contract dropped 2% from December 2014 to February 2015. Unlike the land rigs, the effects of the decline in oil prices is not expected to significantly affect offshore rig counts for approximately three to six months or more.

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata, at the end of 2014, 2013 and 2012, there were 228, 233 and 186 rigs, respectively; under construction and the expected delivery dates for the rigs under construction on February 10, 2015 are as follows:

	Floating Rigs	Jack- Ups	Total
2015	32	71	103
2016	22	53	75
2017	20	15	35
2018	9	—	9
After 2018 or unspecified delivery date	6	—	6

	89	139	228

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

Business Environment

Historically, oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. In 2012 the Brent Crude oil prices ranged between $88.69 per barrel and $128.14 per barrel with an average price of $111.57 per barrel and ended the year at $110.80 per barrel. In 2013 Brent Crude oil prices ranged between $96.84 per barrel and $118.90 per barrel with an average price of $108.56 per barrel and ended the year at $109.95 per barrel. The average price for 2014 was $98.97 per barrel and reached a high of $115.19 per barrel. In the fourth quarter of 2014, Brent Crude oil prices had fallen to a low of $55.27 per barrel. A significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons.

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. In 2014, the Company derived 83% of its revenues from the sale of its products and 17% of its revenues from services compared to 84% and 16% in 2013 and 83% and 17% in 2012, respectively. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. The Company has substantial international operations, with approximately 63%, 67% and 74% of its revenues derived from foreign sales in 2014, 2013 and 2012, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 37%, 33% and 26%, respectively, of the Company’s total revenues for 2014, 2013 and 2012.

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

Generally, the Company attempts to raise its prices as its costs increase. However, the actual pricing of the Company’s products and services is impacted by a number of factors, including global oil prices, competitive pricing pressure, the level of utilized capacity in the oil service sector, maintenance of market share, the introduction of new products and general market conditions.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. During 2014, there were 17 projects that were accounted for using the percentage-of-completion method, which represented approximately 11%, of the Company’s total revenues and 13% of the Company’s product revenues. During 2013 and 2012, there were 21 projects that were accounted for using the percentage-of-completion method which represented 15% and 20%, respectively of the company’s total revenue and 18% and 24% of the Company’s product revenues, respectively. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against current earnings because of percentage-of-completion accounting.”

The following table sets forth, for the periods indicated, a breakdown of the Company’s U.S. Gulf of Mexico products and services revenues:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Revenues:
Products
Subsea equipment	$233.8	$209.7	$118.5
Surface equipment	6.5	3.8	0.4
Offshore rig equipment	45.2	16.6	19.7

Total products	285.5	230.1	138.6
Services	56.2	53.6	50.3

Total U.S. Gulf of Mexico revenues	$341.7	$283.7	$188.9

Numerous subsea equipment orders were completed and shipped, contributing to the large increase in subsea equipment revenue for the year ended December 31, 2014 and 2013 as compared to the same period for 2012. The change in offshore rig equipment revenues for 2014 compared to the same period of 2013 resulted primarily from an increase of revenues from projects accounted for under the percentage-of-completion method for offshore rig equipment projects. For 2014, 2013 and 2012 the Company’s U.S. Gulf of Mexico service revenues as a percentage of worldwide revenue was 6.0% and 6.1% and 6.9%, respectively.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs associated with sales and marketing, general corporate overhead, business development expenses, compensation expense, stock-based compensation expense, legal expenses, foreign currency transaction gains and losses and other related administrative functions.

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2014	2013	2012
Revenues:
Products	83.1%	83.9%	83.2%
Services	16.9	16.1	16.8

Total revenues	100.0	100.0	100.0
Cost of sales:
Products:	46.0	50.0	52.5
Services	9.2	8.9	9.1

Total cost of sales	55.2	58.9	61.6
Selling, general and administrative	10.0	10.9	11.2
Engineering and product development	4.9	4.6	5.1

Operating income	29.9	25.6	22.1
Interest income	0.1	0.1	0.1
Interest expense	—	—	—

Income before income taxes	30.0	25.7	22.2
Income tax provision	7.6	6.2	5.9

Net income	22.4%	19.5%	16.3%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	2014	2013	2012
	(In millions)
Revenues:
Products
Subsea equipment	$684.4	$646.5	$518.6
Surface equipment	35.2	35.8	38.5
Offshore rig equipment	53.6	49.3	53.1

Total products	773.2	731.6	610.2
Services	157.8	140.8	122.8

Total revenues	$931.0	$872.4	$733.0

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues. Revenues increased by $58.6 million, or approximately 6.7%, to $931.0 million in 2014 from $872.4 million in 2013. Product revenues increased by approximately $41.6 million for the year ended December 31, 2014 compared to the same period in 2013 as a result of increased revenues of $37.9 million in subsea equipment and an increase of $4.3 million in offshore rig equipment, partially offset by decreases of $0.6 million in surface equipment. The increase in subsea equipment revenue was primarily due to increased revenues of $24.1 million in subsea equipment in the U.S. Gulf of Mexico as numerous subsea equipment orders were completed and shipped. Product revenues increased in the Western Hemisphere by $10.2 million, $19.1 million in the Eastern Hemisphere and in Asia-Pacific by $12.3 million. Service revenues increased by approximately $17.0 million resulting from increased service revenues in the Western Hemisphere of $2.2 million, $13.1 million in the Eastern Hemisphere and $1.7 million in Asia-Pacific. The majority of the increases in service revenues related to increased technical advisory assistance services and rental of the Company’s running and installation tools.

Cost of Sales. Cost of sales decreased by $0.4 million, or less than 1.0%, to $513.5 million for 2014 from $513.9 million for the same period in 2013. As a percentage of revenues, cost of sales were approximately 55.2% in 2014 and 58.9% in 2013. Cost of sales as a percentage of revenue decreased in 2014 primarily due to pricing increases and changes in the product mix.

Selling, General and Administrative Expenses. For 2014, selling, general and administrative expenses decreased by approximately $2.0 million, or 2.1%, to $92.8 million from $94.8 million in 2013. The decrease in selling, general and administrative expenses was primarily due to foreign currency translation gains of $4.5 million in 2014 as compared to losses of $6.0 million in 2013. The gains were partially offset by an increase in stock-based compensation expense of $11.9 million in 2014 as compared to $8.9 million in 2013. Personnel and related expenses totaled $86.0 million for 2014 as compared to $79.3 million for 2013. Selling, general and administrative expenses as a percentage of revenues were 10.0% in 2014 and 10.9% in 2013.

Engineering and Product Development Expenses. For 2014, engineering and product development expenses increased by approximately $5.8 million, or 14.5%, to $45.9 million from $40.1 million in 2013. The increase was primarily due to additional personnel required to meet the demands of the backlog related to long-term projects. Engineering and product development expenses as a percentage of revenues increased to 4.9% in 2014 from 4.6% in 2013.

Income tax provision. Income tax expense for 2014 was $70.7 million on income before taxes of $279.4 million, resulting in an effective income tax rate of approximately 25.3%. Income tax expense in 2013 was $54.3 million on income before taxes of $224.1 million, resulting in an effective tax rate of approximately 24.2%. The increase in the effective income tax rate reflects the $1.2 million Research and Development tax credit from the “American Taxpayer Relief Act of 2012” recognized on the 2012 U.S. income tax return, but not recorded until 2013 for financial statement purposes in accordance with GAAP. Also contributing to the increased tax rate is the difference in income tax rates between the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $208.7 million in 2014 and $169.8 million in 2013 for the reasons set forth above.

Year ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues. Revenues increased by $139.4 million, or approximately 19.0%, to $872.4 million in 2013 from $733.0 million in 2012. Product revenues increased by approximately $121.4 million for the year ended December 31, 2013 compared to the same period in 2012 as a result of increased revenues of $127.9 million in subsea equipment, partially offset by decreases of $2.7 million in surface equipment and $3.8 million in offshore rig equipment. The increase in subsea equipment revenue was primarily due to increased revenues of $91.2 million in subsea equipment in the U.S. Gulf of Mexico as numerous subsea equipment orders were completed and shipped. Product revenues increased in the Western Hemisphere by $121.6 million and in Asia-Pacific by $10.1 million, partially offset by a decrease of $10.3 million in the Eastern Hemisphere. Service revenues increased by approximately $18.0 million resulting from increased service revenues in the Western Hemisphere of $3.4 million, $9.4 million in the Eastern Hemisphere and $5.2 million in Asia-Pacific. The majority of the increases in service revenues related to increased technical advisory assistance services and reconditioning of the Company’s running and installation tools.

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

Selling, General and Administrative Expenses. For 2013, selling, general and administrative expenses increased by approximately $12.6 million, or 15.3%, to $94.8 million from $82.2 million in 2012. The increase in selling, general and administrative expenses was primarily due to increased personnel and related expenses, foreign currency transaction losses and an increase in stock-based compensation. Personnel and related expenses were higher by $6.1 million in 2013 as compared to 2012. The Company recognized approximately $6.0 million in foreign currency transaction losses during 2013 compared to approximately $5.2 million of losses during 2012. Stock-based compensation expense for 2013 totaled $8.9 million compared to $5.7 million in 2012. Selling, general and administrative expenses as a percentage of revenues were 10.9% in 2013 and 11.2% in 2012.

Engineering and Product Development Expenses. For 2013, engineering and product development expenses increased by approximately $2.6 million, or 6.9%, to $40.1 million from $37.5 million in 2012. The increase was primarily due to additional personnel required to meet the demands of the backlog related to long-term projects. Engineering and product development expenses as a percentage of revenues decreased to 4.6% in 2013 from 5.1% in 2012.

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

Liquidity and Capital Resources

Cash flows provided by (used in) operations by type of activity were as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Operating activities	$149,313	$162,229	$(8,159)
Investing activities	(41,571)	(41,873)	(48,999)
Financing activities	(186,827)	3,367	12,257

	(79,085)	123,723	(44,901)
Effect of exchange rate changes on cash activities	(6,566)	3,442	3,516

Increase (decrease) in cash and cash equivalents	$(85,651)	$127,165	$(41,385)

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

Net cash provided by operating activities decreased $12.9 million in 2014 compared to 2013, primarily due to decreases in operating assets and liabilities of $54.4 million, offset by higher net income of $38.9 million and non-cash income adjustments of $2.6 million. Net cash provided by operating activities increased $170.4 million in 2013 compared to 2012, primarily due to higher net income of $50.6 million and non-cash income adjustments of $4.6 million and changes in operating assets and liabilities of $115.2 million in 2013.

Net income increased by $38.9 million to $208.7 million in 2014 from $169.8 million in 2013. Net income increased by $50.6 million to $169.8 million in 2013 from $119.2 million in 2012. The reasons for the changes in net income are set forth in the “Results of Operations” section above.

The change in operating assets and liabilities of $99.1 million during 2014 primarily reflected an increase in trade receivables of $102.7 million and an increase in inventory of $36.8 million. Trade receivables increased due to the growth of revenues in 2014 and an increase in unbilled revenues of $15.1 million related to long-term projects. Inventory increased due to higher balances in raw materials and finished goods to accommodate the backlog requirements related to long-term projects. Prepaids and other assets increased by $13.2 million mostly due from advances to suppliers related to long-term projects. Accounts payable and accrued expenses were higher by approximately $54.2 million which included an increase of $26.2 million in customer prepayments.

The change in operating assets and liabilities of $44.7 million during 2013 primarily reflected an increase in trade receivables of $17.3 million and an increase in inventory of $10.6 million. Trade receivables increased due to the growth of revenues in 2013, partially offset by a decrease in unbilled receivables. Inventory increased due to higher balances in work in progress to accommodate the backlog requirements related to long-term projects. Prepaids and other assets decreased by $6.2 million. Accounts payable and accrued expenses decreased by approximately $20.2 million.

Capital expenditures by the Company were $42.5 million, $42.6 million and $50.8 million in 2014, 2013 and 2012, respectively. Capital expenditures in 2014, 2013 and 2012 included expanding worldwide manufacturing facilities as well as increased expenditures on machinery and equipment and running tools. The capital expenditures for 2014 were primarily $3.0 million for facilities, $27.0 million for machinery and equipment, $8.3 million for running tools and other expenditures of $4.2 million. Capital expenditures in 2013 were comprised of $7.2 million for facilities, $23.6 million for machinery and equipment, $7.7 million for running tools and other expenditures of $4.1 million. In 2012, capital expenditures were primarily $9.3 million for facilities, $26.9 million for machinery and equipment, $10.5 million for running tools and other expenditures of $4.1 million.

The exercise of stock options generated cash to the Company of $2.8 million, $10.5 million and $10.8 million in 2014, 2013, and 2012 respectively. Under a share repurchase plan approved by its Board of Directors in 2012, the Company repurchased and cancelled 869,699 shares, at a total cost of $90.0 million during 2014. On June 12, 2014 the Company announced that its Board of Directors had authorized another stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. The Company repurchased 1,151,603 shares under this plan in 2014 for a total of $100.0 million. All repurchased shares were subsequently cancelled during the period.

The following table presents long-term contractual obligations of the Company and the related payments in total and by year as of December 31, 2014:

	Payments due by year
Contractual Obligations	2015	2016	2017	2018	2019	After 2019	Total
	(In millions)
Operating lease obligations	$2.5	$1.4	$0.7	$0.5	$0.4	$4.6	$10.1

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

Backlog

Backlog consists of firm customer orders of Dril-Quip products for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s product backlog was approximately $1.2 billion at both December 31, 2014 and 2013 and $881 million at December 31, 2012. The backlog at the end of 2014 and 2013 represents an increase of approximately $319 million, or 36%, from the end of 2012.

The Company expects to fill approximately 60% to 65% of the December 31, 2014 product backlog by December 31, 2015. The remaining backlog at December 31, 2014 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petrobras, Brazil’s national oil company. At exchange rates in effect at the signing date (2.04 Brazilian Reis to 1.00 U.S. Dollar), the contract was valued at $650 million, net of Brazilian taxes, if all the equipment under the contract is ordered. The Company cannot provide assurance that Petrobras will order all of the equipment under the contract. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $69 million have been recognized on this contract through December 31, 2014. As of December 31, 2014, the Company’s backlog included $96 million (at the December 31, 2014 exchange rate of 2.67 Brazilian real to 1.00 U.S. dollar) of purchase orders under this Petrobras contract. The Company has not yet recognized revenue of approximately $9 million as of December 31, 2014 for certain items of equipment that were completed but not accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. See “Item 1A. Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”

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

Currency Risk

Through its subsidiaries, the Company conducts a portion of business in currencies other than the U. S. dollar, principally the British pound sterling and the Brazilian real. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contracts. Because of this strategy, the Company does not anticipate such exposure to be material in the future. The Company had, net of income taxes, transaction gains of $3.4 million in 2014, and transaction losses of $4.6 million and $3.8 million in 2013 and 2012, respectively. There is no assurance that the Company will be able to protect itself against such fluctuations in the future.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2014 and 2013, receivables included $68.0 million and $52.9 million of unbilled receivables, respectively. During 2014, there were 17 projects representing approximately 11% and 13% of the Company’s total revenues and product revenues, respectively, which were accounted for using percentage-of-completion accounting, and 21 projects during 2013 representing approximately 15% of the Company’s total revenues and 18% of product revenues, respectively.

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

Inventories. Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations and approximate actual costs. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and slow-moving inventories of $34.6 million and $33.2 million as of December 31, 2014 and 2013, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and the Brazilian real. The Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. However, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future. In periods where the dollar is strong as compared to other currencies, it is possible that foreign sales may experience some decline in profits due to translation. It does not appear the Company’s sales have experienced significant profit declines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Currency Risk” in Item 7 of this report.

The Company uses a sensitivity analysis model to measure the potential impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates for the British pound sterling and the Brazilian real against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would have resulted in a decrease in revenues of approximately $37 million and a decrease in net income of approximately $14 million for 2014. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

Item 8.	Financial Statements and Supplementary Data

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

PricewaterhouseCoopers LLP, the independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting, and their report is set forth on page 44.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Dril-Quip, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Dril-Quip, Inc. and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dril-Quip, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheet of Dril-Quip, Inc. (the “Company”) as of December 31, 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dril-Quip, Inc. at December 31, 2013 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, Texas

February 26, 2014

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Revenues:
Products	$773,205	$731,617	$610,218
Services	157,752	140,755	122,813

Total revenues	930,957	872,372	733,031
Cost and expenses:
Cost of sales:
Products	428,125	436,359	384,513
Services	85,402	77,547	67,153

Total cost of sales	513,527	513,906	451,666
Selling, general and administrative	92,762	94,806	82,218
Engineering and product development	45,920	40,115	37,455

Total costs and expenses	652,209	648,827	571,339

Operating income	278,748	223,545	161,692
Interest income	667	587	462
Interest expense	(35)	(35)	(32)

Income before income taxes	279,380	224,097	162,122
Income tax provision	70,668	54,270	42,913

Net income	$208,712	$169,827	$119,209

Earnings per common share:
Basic	$5.22	$4.18	$2.96

Diluted	$5.19	$4.16	$2.94

Weighted average common shares outstanding:
Basic	39,964	40,648	40,332

Diluted	40,190	40,865	40,523

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$208,712	$169,827	$119,209
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(30,034)	(6,340)	4,613

Total comprehensive income	$178,678	$163,487	$123,822

The accompanying notes are an integral part of these consolidated financial statements

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$298,705	$384,356
Trade receivables, net	373,993	279,253
Inventories, net	392,559	368,354
Deferred income taxes	23,569	20,491
Prepaids and other current assets	38,314	28,552

Total current assets	1,127,140	1,081,006
Property, plant and equipment, net	309,525	304,806
Other assets	12,586	10,993

Total assets	$1,449,251	$1,396,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,837	$45,454
Accrued income taxes	16,903	13,628
Customer prepayments	71,177	45,025
Accrued compensation	21,527	21,556
Other accrued liabilities	35,198	23,780

Total current liabilities	198,642	149,443
Deferred income taxes	5,417	5,344

Total liabilities	204,059	154,787

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 and 50,000,000 shares authorized at $0.01 par value at December 31, 2014 and 2013, 38,932,508 and 40,822,627 issued and outstanding at December 31, 2014 and 2013	388	407
Additional paid-in capital	16,480	191,965
Retained earnings	1,278,528	1,069,816
Accumulated other comprehensive losses	(50,204)	(20,170)

Total stockholders’ equity	1,245,192	1,242,018

Total liabilities and stockholders’ equity	$1,449,251	$1,396,805

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Operating activities
Net income	$208,712	$169,827	$119,209
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,155	29,340	26,224
Stock-based compensation expense	11,856	8,900	5,748
Loss (gain) on sale of equipment	(146)	124	239
Deferred income taxes	(3,145)	(1,235)	338
Changes in operating assets and liabilities:
Trade receivables, net	(102,696)	(17,250)	(81,566)
Inventories, net	(36,814)	(10,562)	(81,884)
Prepaids and other assets	(13,239)	6,161	(8,510)
Excess tax benefits of stock options and awards	(558)	(2,863)	(1,487)
Accounts payable and accrued expenses	54,188	(20,213)	13,530

Net cash provided by (used in) operating activities	149,313	162,229	(8,159)
Investing activities
Purchase of property, plant and equipment	(42,549)	(42,633)	(50,773)
Proceeds from sale of equipment	978	760	1,774

Net cash used in investing activities	(41,571)	(41,873)	(48,999)
Financing activities
Repurchase of common stock	(190,234)	(10,002)	—
Principal payments on debt	—	—	(39)
Proceeds from exercise of stock options	2,849	10,506	10,809
Excess tax benefits of stock options and awards	558	2,863	1,487

Net cash provided by (used in) financing activities	(186,827)	3,367	12,257
Effect of exchange rate changes on cash activities	(6,566)	3,442	3,516

Increase (decrease) in cash and cash equivalents	(85,651)	127,165	(41,385)
Cash and cash equivalents at beginning of year	384,356	257,191	298,576

Cash and cash equivalents at end of year	$298,705	$384,356	$257,191

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance at December 31, 2011	$402	$162,505	$780,780	$(18,443)	$925,244

Foreign currency translation adjustment	—	—	—	4,613	4,613
Net income	—	—	119,209	—	119,209

Comprehensive income	—	—	—	—	123,822
Options exercised (299,635 shares)	3	10,806	—	—	10,809
Stock-based compensation	—	5,748	—	—	5,748
Excess tax benefits—stock options and awards	—	809			809

Balance at December 31, 2012	405	179,868	899,989	(13,830)	1,066,432

Foreign currency translation adjustment	—	—	—	(6,340)	(6,340)
Net income	—	—	169,827	—	169,827

Comprehensive income	—	—	—	—	163,487
Options exercised and awards vested (284,653 shares)	3	10,503	—	—	10,506
Stock-based compensation	—	8,900	—	—	8,900
Excess tax benefits—stock options and awards	—	2,695	—	—	2,695
Treasury stock (85,840 shares)	(1)	(10,001)	—	—	(10,002)

Balance at December 31, 2013	407	191,965	1,069,816	(20,170)	1,242,018

Foreign currency translation adjustment				(30,034)	(30,034)
Net income			208,712		208,712

Comprehensive income					178,678
Options exercised and awards vested (48,523 shares)	1	2,848			2,849
Stock-based compensation		11,856			11,856
Excess tax benefits—stock options and awards		25			25
Treasury stock (2,023,172 shares)	(20)	(190,214)			(190,234)

Balance at December 31, 2014	$388	$16,480	$1,278,528	$(50,204)	$1,245,192

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as in Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited (DQE), located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd. (DQAP), located in Singapore; Dril-Quip do Brasil LTDA (DQB), located in Macae, Brazil; and DQ Holdings Pty Ltd. (DQH), located in Perth, Australia. Other subsidiaries include Dril-Quip (Ghana) Ltd. located in Takoradi, Ghana, PT DQ Oilfield Services Indonesia located in Jakarta, Indonesia, Dril-Quip (Nigeria) Ltd. located in Port Harcourt, Nigeria, Dril-Quip Egypt for Petroleum Services S.A.E. located in Alexandria, Egypt, Dril-Quip Oilfield Services (Tianjin) Co. Ltd. located in Tianjin, China and Dril-Quip Qatar, LLC located in Doha, Qatar.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Revisions

The Company has corrected its 2013 consolidated balance sheet to reflect a $4.5 million reclassification adjustment of deferred income tax, which reduced current deferred tax assets and long-term deferred tax liabilities. This adjustment had no impact on the Company’s consolidated statements of income, comprehensive income, cash flows or stockholders’ equity for any periods presented. In addition, the Company corrected its 2013 consolidated balance sheet to reflect a $6.7 million reclassification from accounts payable and accrued expenses to prepaids and other current assets for vendor prepayments that were originally recorded as a reduction of accounts payable. This adjustment had no impact on the Company’s consolidated statements of income, comprehensive income, or stockholders’ equity for any periods presented. After similar reclassification adjustments were made to its 2012 and 2011 consolidated balance sheets (not presented herein), the Company’s 2013 and 2012 statements of cash flows were revised to reflect the reclassification of $11.6 million and $9.4 million, respectively, from changes in prepaids and other assets to changes in accounts payable and accrued expenses. There was no impact on the net cash from operating activities or any other reported cash flow amounts as a result of the reclassifications. The Company has evaluated the impact of these revisions and determined that they were not material.

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

Trade Receivables

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience combined with a specific review of each customer’s outstanding trade receivable balance. Management believes that the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance. The following is a summary of activity relating to the allowance for doubtful accounts for the years ended December 31, 2012, 2013 and 2014:

In thousands
Balance at December 31, 2011	$1,160
Charges to costs and expenses	1,469
Recoveries/write-offs	(516)

Balance at December 31, 2012	2,113
Charges to costs and expenses	910
Recoveries/write-offs	(659)

Balance at December 31, 2013	2,364
Charges to costs and expenses	4,832
Recoveries/write-offs	(955)

Balance at December 31, 2014	$6,241

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations and approximate actual costs. Inventory purchased from third party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and slow-moving inventories. Inventory reserves of $34.6 million and $33.2 million were recorded as of December 31, 2014 and 2013, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to be generated by the asset, an impairment charge is recognized by reflecting the asset at its fair value. No impairments of long-lived assets were recorded in 2014, 2013 or 2012.

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2014 and 2013, receivables included $68.0 million and $52.9 million of unbilled receivables, respectively. For the year ended December 31, 2014, there were 17 projects representing approximately 11% of the Company’s total revenues and approximately 13% of its product revenues that were accounted for using percentage-of-completion accounting, and 21 projects during 2013 which represented 15% of the Company’s total revenue and 18% of its product revenues.

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

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. An exchange gain of approximately $3.4 million in 2014 and exchange losses of $4.6 million in 2013, and $3.8 million in 2012, net of income taxes. These amounts are included in selling, general and administrative costs in the Consolidated Statements of Income on a pre-tax basis.

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

4. Inventories

Inventories consist of the following:

	December 31,
	2014	2013
	(In thousands)
Raw materials and supplies	$107,357	$85,670
Work in progress	112,514	119,929
Finished goods	207,295	195,971

	427,166	401,570
Less: allowance for obsolete and excess inventory	(34,607)	(33,216)

Total inventory	$392,559	$368,354

Summary of allowance for excess and slow-moving inventory:

In thousands
Balance at December 31, 2011	$26,228
Charges to costs and expenses	4,651
Write-offs of inventory	(453)

Balance at December 31, 2012	30,426
Charges to costs and expenses	3,554
Write-offs of inventory	(764)

Balance at December 31, 2013	33,216
Charges to costs and expenses	3,951
Write-offs of inventory	(2,560)

Balance at December 31, 2014	$34,607

5. Property, Plant and Equipment

Property, plant and equipment consists of:

	Estimated Useful Lives	December 31,
		2014	2013
		(In thousands)
Land and improvements	10-25 years	$26,854	$26,927
Buildings	15-40 years	194,587	192,024
Machinery, equipment and other	3-10 years	340,279	313,772

		561,720	532,723
Less accumulated depreciation		(252,195)	(227,917)

Total property, plant and equipment		$309,525	$304,806

Depreciation expense totaled $31.2 million, $29.3 million and $26.2 million for 2014, 2013 and 2012, respectively.

6. Income Taxes

The Company is required to recognize the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2014, which are the years ended December 31, 2007 through December 31, 2013. The Company has occasionally been assessed interest or penalties by major tax jurisdictions; these assessments historically have not materially impacted the Company’s financial results. Interest expense assessed by tax jurisdictions is included with interest expense and assessed penalties are included in selling, general and administrative expenses.

The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had no uncertain tax positions that required recognition in the consolidated financial statements at December 31, 2014 and 2013. If it is more likely than not that the related tax benefits will not be realized, a valuation allowance would be established to reduce deferred tax assets. As of December 31, 2014 and 2013, the Company determined that a valuation allowance was not necessary.

Income before income taxes consisted of the following:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Domestic	$124,571	$98,883	$65,271
Foreign	154,809	125,214	96,851

Total	$279,380	$224,097	$162,122

The income tax provision (benefit) consists of the following:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Current:
Federal	$43,652	$30,962	$20,033
Foreign	30,022	24,543	22,542

Total current	73,674	55,505	42,575

Deferred:
Federal	(5,916)	(1,299)	440
Foreign	2,910	64	(102)

Total deferred	(3,006)	(1,235)	338

Total	$70,668	$54,270	$42,913

The difference between the effective income tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	Year ended December 31,
	2014	2013	2012
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	(6.0)	(6.0)	(5.5)
Foreign development tax incentive	(1.6)	(2.6)	(1.6)
Manufacturing benefit	(1.7)	(1.4)	(1.2)
Other	(0.4)	(0.8)	(0.3)

Effective income tax rate	25.3%	24.2%	26.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based upon existing market conditions and the Company’s earnings prospects, it is anticipated that all deferred tax assets will be realized in future years. Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
	2014	2013
	(In thousands)
Net current deferred tax assets:
Inventory	$10,835	$9,086
Inventory reserve	8,535	7,807
Allowance for doubtful accounts	1,022	396
Reserve for accrued liabilities	510	370
Other	2,667	2,832

Net current deferred tax assets	23,569	20,491
Net non-current deferred tax liability:
Property, plant and equipment	(11,295)	(9,804)
Stock options	5,735	4,323
Other	143	137

Net non-current deferred tax liabilities	(5,417)	(5,344)

Net deferred tax asset	$18,152	$15,147

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. The estimate of undistributed earnings of the Company’s foreign subsidiaries amounted to $671 million as of December 31, 2014. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

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

The Company paid $69.9 million, $41.0 million and $37.9 million in income taxes in 2014, 2013 and 2012, respectively.

7. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2014	2013
	(In thousands)
Payroll taxes	$3,354	$3,559
Property, sales and other taxes	12,702	6,398
Commissions payable	3,917	2,160
Accrued vendor costs	10,162	7,384
Other	5,063	4,279

Total	$35,198	$23,780

8. Employee Benefit Plans

The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense was $5.9 million, $4.9 million and $4.4 million in 2014, 2013 and 2012, respectively.

9. Commitments and Contingencies

The Company leases certain offices, shop and warehouse facilities, automobiles and equipment. Total lease expense incurred was $4.2 million, $3.5 million and $2.9 million in 2014, 2013 and 2012, respectively. Future annual minimum lease commitments at December 31, 2014 are as follows: 2015—$2.5 million; 2016—$1.4 million, 2017—$0.7 million; 2018—$0.5 million; 2019—$0.4 million and thereafter—$4.6 million.

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

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with two additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (“Santo Credits”) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described above. The Company has objected to these assessments on the grounds that they would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. With regard to the December 2010 assessment, the Company’s Brazilian subsidiary has filed an appeal with a State of Rio de Janeiro judicial court to annul the tax assessment following a ruling against the Company by the tax administration’s highest council. In connection with that appeal, the Company was required to deposit with the court approximately $3.1 million (at the December 31, 2014 exchange rate of 2.67 Brazilian real to 1.00 U.S. dollar) as the full amount of the assessment with penalties and interest. The Company intends to file a similar appeal in the judicial system if the tax administration’s highest council rules against the Company with regard to the January 2011 assessment. The Company believes that these credits are valid and that success in the judicial court process is probable. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.

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

11. Geographic Areas

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Revenues:
Western Hemisphere
Products	$430,597	$420,439	$298,853
Services	74,544	72,328	68,938
Intercompany	55,094	51,767	65,803

Total	$560,235	$544,534	$433,594

Eastern Hemisphere
Products	$205,185	$186,074	$196,328
Services	59,794	46,653	37,307
Intercompany	10,719	1,254	4,065

Total	$275,698	$233,981	$237,700

Asia-Pacific
Products	$137,423	$125,104	$115,037
Services	23,414	21,774	16,568
Intercompany	3,165	9,155	968

Total	$164,002	$156,033	$132,573

Summary
Products	$773,205	$731,617	$610,218
Services	157,752	140,755	122,813
Intercompany	68,978	62,176	70,836
Eliminations	(68,978)	(62,176)	(70,836)

Total	$930,957	$872,372	$733,031

Income before income taxes
Western Hemisphere	$143,206	$111,498	$76,771
Eastern Hemisphere	79,146	49,672	44,904
Asia-Pacific	54,302	55,136	33,478
Eliminations	2,726	7,791	6,969

Total	$279,380	$224,097	$162,122

Total Long-Lived Assets:
Western Hemisphere	$221,597	$216,104	$215,340
Eastern Hemisphere	45,517	43,430	36,194
Asia-Pacific	57,923	59,192	58,484
Eliminations	(2,926)	(2,927)	(2,959)

Total	$322,111	$315,799	$307,059

Total Assets:
Western Hemisphere	$731,448	$805,399	$745,503
Eastern Hemisphere	375,781	316,473	275,868
Asia-Pacific	354,329	292,463	261,319
Eliminations	(12,307)	(17,530)	(32,982)

Total	$1,449,251	$1,396,805	$1,249,708

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

In 2014 Chevron accounted for approximately 10% of the Company’s total revenues. In 2013 and 2012, Petrobras accounted for approximately 11% and 12% respectively, of the Company’s total revenues. No other customer accounted for more than 10% of the Company’s total revenues in 2014, 2013 or 2012.

12. Stock-Based Compensation and Stock Awards

Stock Options

On May 13, 2004, the Company’s stockholders approved the 2004 Incentive Plan of Dril-Quip, Inc. (as amended in 2012, the “2004 Plan”), which reserved up to 2,696,294 shares of Common Stock to be used in connection with the 2004 Plan. Persons eligible for awards under the 2004 Plan are employees holding positions of responsibility with the Company or any of its subsidiaries and members of the Board of Directors. Options granted under the 2004 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of the grant.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model. The expected life was based on the Company’s historical trends, and volatility is based on the historical volatility over the expected life of the options. The risk-free interest rate is based on U.S. Treasury yield curve at the grant date. The Company does not pay dividends and, therefore, there is no assumed dividend yield.

Option activity for the year ended December 31, 2014 was as follows:

	Number of Options	Weighted Average Price	Aggregate intrinsic value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	512,895	56.25
Granted	—	—
Exercised	(48,523)	58.74
Forfeited	(5,125)	68.18

Outstanding at December 31,2014	459,247	$55.86	$9.6	5.2

Exercisable at December 31,2014	417,123	$54.59	$9.2	5.0

The total intrinsic value of stock options exercised in 2014, 2013 and 2012 was $2.0 million, $10.7 million and $7.6 million, respectively. The income tax benefit realized from stock options exercised was $718,000 for the year ended December 31, 2014. There were no anti-dilutive stock option shares on December 31, 2014.

Stock-based compensation is recognized as selling, general and administrative expense in the accompanying Consolidated Statements of Income. During the years ended December 31, 2014, 2013 and 2012, stock-based compensation expense for stock option awards totaled $2.5 million, $3.4 million and $3.8 million, respectively. No stock-based compensation expense was capitalized during 2014, 2013 or 2012.

Options granted to employees vest over four years and the Company recognizes compensation expense on a straight-line basis over the vesting period of the options. At December 31, 2014, there was $1.2 million of total unrecognized compensation expense related to nonvested stock options. This expense is expected to be recognized over a weighted average of 0.8 years.

Restricted Stock Awards

On October 28, 2013 and 2014 pursuant to the 2004 Plan, the Company awarded officers, directors and key employees restricted stock awards (“RSA”), which is an award of common stock subject to time vesting. In May 2012, the Board of Directors amended the 2004 Plan to include non-employee directors as eligible for restricted stock awards. RSAs issued under this plan are restricted as to transference, sale and other disposition. These RSAs vest ratably over a three year period. The RSAs may also vest in case of a change of control. Upon termination, whether voluntary or involuntary, the RSAs that have not vested will be returned to the Company resulting in stock forfeitures. The fair market value of the stock on the date of grant is amortized and charged to selling, general and administrative expense over the stipulated time period over which the RSAs vest on a straight-line basis, net of estimated forfeitures.

The Company’s RSA activity and related information is presented below:

	RSA Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2013	148,753	$90.75
Granted	86,476	91.02
Vested	(71,925)	83.92
Forfeited	(3,150)	99.81

Nonvested balance at December 31, 2014	160,154	$93.78

Restricted stock awards compensation expense for the year ended December 31, 2014 totaled $6.3 million and $3.9 million for 2013 and $1.7 million for 2012. For 2014, total income tax benefit recognized in net income for restricted stock awards was $2.2 million. As of December 31, 2014, there was $13.7 million of total unrecognized compensation cost related to nonvested RSAs, which is expected to be recognized over a weighted average period of 1.6 years. There were 15,400 anti-dilutive restricted shares on December 31, 2014.

Performance Unit Awards

On October 28, 2014 and 2013, the Company awarded 45,729 and 31,707 performance unit awards (“Performance Units”) pursuant to the 2004 Plan to officers and key employees. The Performance Units were valued based on a Monte Carlo simulation at $126.84 for 2014 grants and $138.31 for the 2013 grants, approximately 139.4% and 118.4%, respectively, of the grant share price. Under the plan, participants may earn from 0% to 200% of their target award based upon the Company’s relative total share return (“TSR”) in comparison to the 15 component companies of the Philadelphia Oil Service Index (“OSX index”). The TSR is calculated over a three year period from October 1, 2013 and 2014 to September 30, 2016 and 2017 and assumes reinvestment of dividends for companies within the index that pay dividends, which Dril-Quip does not. Assumptions used in the Monte Carlo simulation are as follows:

	2013	2014
Grant date	October 28, 2013	October 28, 2014
Performance period	October 1, 2013 to September 30, 2016	October 1, 2014 to September 30, 2017
Volatility	34.4%	27.8%
Risk-free interest rate	0.569%	0.8081%
Grant date price	$116.83	$91.02

The Company’s Performance Unit activity and related information is presented below:

	Number of Performance Units	Weighted Average Grant Date Fair Value Per Performance Unit
Nonvested balance at December 31, 2013	78,057	$106.45
Granted	45,729	126.84
Vested	—	—
Forfeited	—	—

Nonvested balance at December 31, 2014	123,786	$113.98

Performance Unit compensation expense for the year ended December 31, 2014 totaled $3.1 million, $1.6 million for 2013 and $0.2 million for 2012. As of December 31, 2014, there was $9.2 million (based on 100% result rate) of total unrecognized compensation expense related to nonvested Performance Units which is to be recognized over a weighted average period of 1.6 years. There were 8,144 anti-dilutive performance share units at December 31, 2014.

Director Stock Compensation Awards

In June 2014, the Board of Directors authorized a stock compensation program for the directors pursuant to the 2004 Plan. Under this program, the Directors may elect to receive all or a portion of their fees in the form of restricted directors stock awards (“DSA”) in an amount equal to 125% of the fees in lieu of cash. The awards are made quarterly on the first business day after the end of each calendar quarter and vest on January 1 on the second year after the grant date.

The Company DSA activity for December 31, 2014 is presented below:

	DSA Number of Shares	Weighted Average Grant Date Fair Value Per Performance Unit
Nonvested balance at December 31, 2013	—	$—
Granted	1,204	89.40
Vested	—	—
Forfeited	—	—

Nonvested balance at December 31, 2014	1,204	$89.40

Director stock compensation awards expense for 2014 was $21,600. There was $85,500 of unrecognized compensation expense related to nonvested DSAs, which is expected to be recognized over a weighted average period of one year. There were 303 anti-diluted DSA shares on December 31, 2014.

The following table summarizes information for equity compensation plans in effect as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	459,247	$55.86	639,327
Equity compensation plans not approved by stockholders	—	not applicable	—

Total	459,247	$55.86	639,327

(1)	Excludes 161,358 shares of unvested restricted stock awards (including DSAs) and 123,786 of unvested performance units, which were granted pursuant to the 2004 Plan approved by the stockholders.

13. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation.

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Net income	$208,712	$169,827	$119,209

Weighted average basic common shares outstanding	39,964	40,648	40,332
Effect of dilutive securities—stock options and awards	226	217	191

Total shares and dilutive securities	40,190	40,865	40,523

Basic earnings per common share	$5.22	$4.18	$2.96

Diluted earnings per common share	$5.19	$4.16	$2.94

14. Stock Repurchase Plan

In June 2012, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. In the fourth quarter of 2013, the Company repurchased and cancelled 85,840 shares at a total cost of $10.0 million. In the first half of 2014, the Company repurchased and cancelled 869,699 shares for $90.0 million. As of May 27, 2014, the Company had repurchased the maximum amount authorized under the stock repurchase plan.

On June 12, 2014 the Company announced that its Board of Directors authorized an additional stock repurchase plan in which the Company was authorized to repurchase up to $100 million of its common stock. As of December 24, 2014, a total of 1,151,603 shares at a price of $100 million, the maximum authorized under the stock repurchase plan, had been repurchased and subsequently cancelled.

15. Quarterly Results of Operations (Unaudited):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
	(Unaudited)
2014
Revenues	$204,073	$230,315	$241,750	$254,819
Cost of sales	110,787	124,993	135,250	142,497
Gross profit	93,286	105,322	106,500	112,322
Operating income	58,567	68,954	72,992	78,235
Net income	42,618	51,324	55,683	59,087
Earnings per share:
Basic(1)	$1.05	$1.27	$1.41	$1.51
Diluted(1)	1.04	1.27	1.40	1.50
2013
Revenues	$193,155	$222,031	$224,724	$232,462
Cost of sales	116,328	133,203	132,131	132,244
Gross profit	76,827	88,828	92,593	100,218
Operating income	52,177	56,215	51,985	63,168
Net income	39,842	42,927	39,995	47,063
Earnings per share:
Basic(1)	$0.98	$1.06	$0.98	$1.16
Diluted(1)	0.98	1.05	0.98	1.15

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 43 of this Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2015 Proxy Statement”) for its annual meeting of stockholders to be held on May 16, 2015, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2015 Proxy Statement, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2015 Proxy Statement, which sections are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2015 Proxy Statement, which section is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Public Accounting Firm—Fees” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2015 Proxy Statement, which sections are incorporated herein by reference.

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

(a)(3) Exhibits

Dril-Quip will furnish any exhibit to a stockholder upon payment by the stockholder of the Company’s reasonable expenses to furnish the exhibit.

Exhibit No.	Description

*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed May 20, 2014.

*3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed May 20, 2014).

*4.1	—	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.2 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.2	—	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

*+10.1	—	Employment Agreement between the Company and Mr. DeBerry (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.2	—	Employment Agreement between the Company and Mr. Gariepy (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.3	—	Employment Agreement between the Company and Mr. Brooks (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.4	—	Employment Agreement between the Company and Mr. Webster (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.5	—	Amended and Restated 2004 Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on April 6, 2012).

*+10.6	—	Short-Term Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit B to the Company’s Proxy Statement filed on April 6, 2012).

*+10.7	—	Form of Standard Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2008).

*+10.8	—	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.9	—	Form of Restricted Stock Award Agreement for Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2012).

**+10.10	—	Summary of Executive Officer and Non-employee Director Compensation.

Exhibit No.	Description

*10.11	—	Contract for Goods and Services dated August 20, 2012 between Petroleo Brasileiro S.A. and Dril-Quip, do Brasil LTDA (English translation) (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed on November 8, 2012).

*+10.12	—	2012 Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on October 19, 2012).

*+10.13	—	Form of Indemnification Agreement (incorporated herein by reference to the Company’s Current Report on Form 8K/A on January 18, 2012).

*+10.14	—	2013 Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on October 22, 2013).

*+10.15	—	Stock Compensation Program for Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed on July 29, 2014).

*16.1	—	Letter of BDO USA, LLP to the Securities and Exchange Commission dated June 2, 2014 (incorporated herein by reference to Exhibit 16.1 to the Company’s report on Form 8-K filed on June 2, 2014).

**21.1	—	Subsidiaries of the Registrant

**23.1	—	Consent of PricewaterhouseCoopers LLP.

**23.2	—	Consent of BDO USA, LLP.

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

**32.1	—	Section 1350 Certification of Blake T. DeBerry.

**32.2	—	Section 1350 Certification of Jerry M. Brooks.

**101.INS	—	XBRL Instance Document

**101.SCH	—	XBRL Schema Document

**101.CAL	—	XBRL Calculation Document

**101.DEF	—	XBRL Definition Linkbase Document

**101.LAB	—	XBRL Label Linkbase Document

**101.PRE	—	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
**	Filed with this report.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2015.

DRIL-QUIP, INC.

By:	/s/ BLAKE T. DEBERRY
Blake T. DeBerry President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ JOHN V. LOVOI JOHN V. LOVOI	Chairman of the Board	February 27, 2015

/S/ BLAKE T. DEBERRY BLAKE T. DEBERRY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

/S/ JERRY M. BROOKS JERRY M. BROOKS	Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015

/S/ L.H. DICK ROBERTSON L.H. DICK ROBERTSON	Director	February 27, 2015

/S/ A.P. SHUKIS A.P. SHUKIS	Director	February 27, 2015

/S/ TERENCE B. JUPP TERENCE B. JUPP	Director	February 27, 2015