Form 10-Q
period 2015-03-31
DRIL-QUIP INC
filed 2015-04-30
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of April 27, 2015, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 38,948,398.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$374,131	$298,705
Trade receivables, net	299,309	373,993
Inventories, net	386,612	392,559
Deferred income taxes	25,000	23,569
Prepaids and other current assets	38,432	38,314

Total current assets	1,123,484	1,127,140
Property, plant and equipment, net	300,906	309,525
Other assets	11,613	12,586

Total assets	$1,436,003	$1,449,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,688	$53,837
Accrued income taxes	17,570	16,903
Customer prepayments	42,957	71,177
Accrued compensation	17,706	21,527
Other accrued liabilities	23,440	35,198

Total current liabilities	161,361	198,642
Deferred income taxes	4,578	5,417

Total liabilities	165,939	204,059

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 and 50,000,000 shares authorized at $0.01 par value at March 31, 2015 and December 31, 2014, 38,939,097 and 38,932,508 issued and outstanding at March 31, 2015 and December 31, 2014	388	388
Additional paid-in capital	20,224	16,480
Retained earnings	1,332,190	1,278,528
Accumulated other comprehensive losses	(82,738)	(50,204)

Total stockholders’ equity	1,270,064	1,245,192

Total liabilities and stockholders’ equity	$1,436,003	$1,449,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2015	2014
	(In thousands, except per share data)
Revenues:
Products	$187,524	$172,001
Services	38,478	32,072

Total revenues	226,002	204,073
Cost and expenses:
Cost of sales:
Products	106,007	91,331
Services	19,131	19,456

Total cost of sales	125,138	110,787
Selling, general and administrative	16,958	23,935
Engineering and product development	12,213	10,784

Total costs and expenses	154,309	145,506

Operating income	71,693	58,567
Interest income	49	83
Interest expense	(3)	(7)

Income before income taxes	71,739	58,643
Income tax provision	18,075	16,025

Net income	$53,664	$42,618

Earnings per common share:
Basic	$1.38	$1.05

Diluted	$1.38	$1.04

Weighted average common shares outstanding:
Basic	38,773	40,678

Diluted	38,940	40,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
	2015	2014
	(In thousands)
Net income	$53,664	$42,618
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(32,534)	5,729

Total comprehensive income	$21,130	$48,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three months ended March 31,
	2015	2014
	(In thousands)
Operating activities
Net income	$53,664	$42,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,455	7,680
Stock-based compensation expense	3,363	2,826
Loss (gain) on sale of equipment	(63)	—
Deferred income taxes	(2,755)	(869)
Changes in operating assets and liabilities:
Trade receivables, net	62,837	14,680
Inventories, net	(7,010)	(26,333)
Prepaids and other assets	(1,259)	1,558
Excess tax benefits of stock options and awards	(24)	(49)
Accounts payable and accrued expenses	(29,139)	6,492

Net cash provided by operating activities	87,069	48,603
Investing activities
Purchase of property, plant and equipment	(6,156)	(13,220)
Proceeds from sale of equipment	121	356

Net cash used in investing activities	(6,035)	(12,864)
Financing activities
Proceeds from exercise of stock options	282	463
Excess tax benefits of stock options and awards	24	49

Net cash provided by financing activities	306	512
Effect of exchange rate changes on cash activities	(5,914)	331

Increase in cash and cash equivalents	75,426	36,582
Cash and cash equivalents at beginning of period	298,705	384,356

Cash and cash equivalents at end of period	$374,131	$420,938

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2015 and the results of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2015 and 2014. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income and cash flows for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

2. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Revisions

The Company has corrected its 2014 Condensed Consolidated Statements of Cash Flow to reflect a $6.7 million reclassification adjustment from changes in prepaids and other assets to changes in accounts payable and accrued expenses. There was no impact on the net cash provided by operating activities or any other reported cash flow amounts as a result of the reclassifications. The Company has evaluated the impact of this revision and determined that it was not material.

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

Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At March 31, 2015 and December 31, 2014, receivables included $68.7 million and $68.0 million of unbilled receivables, respectively. For the quarter ended March 31, 2015, there were 11 projects representing approximately 15% of the Company’s total revenues and approximately 18% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 15 projects during the first quarter of 2014, which represented approximately 12% of the Company’s total revenues and approximately 14% of its product revenues.

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

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended March 31,
	2015	2014
	(In thousands)
Weighted average common shares outstanding—basic	38,773	40,678
Dilutive effect of common stock options and awards	167	209

Weighted average common shares outstanding—diluted	38,940	40,887

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

4. Stock-Based Compensation and Stock Awards

During the three months ended March 31, 2015 and 2014, the Company recognized approximately $3.4 million and $2.8 million, respectively, of stock-based compensation expense, which is included in the selling, general and administrative expense line on the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three months ended March 31, 2015 or 2014.

5. Inventories, net

Inventories consist of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Raw materials and supplies	$107,146	$107,357
Work in progress	111,651	112,514
Finished goods	201,956	207,295

	420,753	427,166
Less: allowance for obsolete and excess inventory	(34,141)	(34,607)

Total inventory	$386,612	$392,559

6. Geographic Areas

	Three months ended March 31,
	2015	2014
	(In thousands)
Revenues:
Western Hemisphere
Products	$91,815	$94,389
Services	22,309	16,900
Intercompany	9,985	10,292

Total	$124,109	$121,581

Eastern Hemisphere
Products	$79,421	$53,923
Services	11,642	11,477
Intercompany	221	174

Total	$91,284	$65,574

Asia-Pacific
Products	$16,288	$23,689
Services	4,527	3,695
Intercompany	1,181	1,368

Total	$21,996	$28,752

Summary
Products	$187,524	$172,001
Services	38,478	32,072
Intercompany	11,387	11,834
Eliminations	(11,387)	(11,834)

Total	$226,002	$204,073

Income before income taxes:
Western Hemisphere	$32,948	$36,160
Eastern Hemisphere	31,708	15,347
Asia-Pacific	3,425	5,455
Eliminations	3,658	1,681

Total	$71,739	$58,643

	March 31, 2015	December 31, 2014
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$214,777	$221,597
Eastern Hemisphere	43,299	45,517
Asia-Pacific	57,369	57,923
Eliminations	(2,926)	(2,926)

	$312,519	$322,111

Total Assets:
Western Hemisphere	$721,830	$731,448
Eastern Hemisphere	370,407	375,781
Asia-Pacific	350,842	354,329
Eliminations	(7,076)	(12,307)

	$1,436,003	$1,449,251

7. Commitments and Contingencies

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

In August 2007, the State of Rio de Janeiro served the Company’s Brazilian subsidiary with assessments to collect a state tax on the importation of goods through the State of Espirito Santo from 2002 to 2007 claiming that these taxes were due and payable to it under applicable law. The Company settled these assessments with payments to the State of Rio de Janeiro of $12.2 million in March 2010 and $3.9 million in December 2010. Approximately $7.8 million of these settlement payments were attributable to penalties, interest and amounts that had expired under the statute of limitations so that amount was recorded as an expense. The remainder of the settlement payments generated credits (recorded as a prepaid tax) that are expected to be used over the next five years to offset future state taxes on sales to customers in the State of Rio de Janeiro.

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with two additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (“Santo Credits”) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described above. The Company has objected to these assessments on the grounds that they would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. With regard to the December 2010 assessment, the Company’s Brazilian subsidiary has filed an appeal with the relevant State of Rio de Janeiro judicial court to annul the tax assessment following a ruling against the Company by the tax administration’s highest council. In connection with that appeal, the Company was required to deposit with the court approximately $3.1 million (at the December 31, 2014 exchange rate of 2.67 Brazilian real to 1.00 U.S. dollar) as the full amount of the assessment with penalties and interest. The Company intends to file a similar appeal in the judicial system if the tax administration’s highest council rules against the Company with regard to the January 2011 assessment. The Company believes that these credits are valid and that success in the judicial court process is probable. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.

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

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto presented elsewhere herein as well as the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, Brent Crude oil and Henry Hub natural gas closing and average prices are listed below for the periods covered by this report:

	Three months ended March 31,
	2015	2014
Closing Crude oil ($/Bbl)	$53.69	$105.95
Average Crude oil ($/Bbl)	$53.98	$108.14
Closing Natural gas ($/Mcf)	$2.73	$4.62
Average Natural gas ($/Mcf)	$2.99	$5.34

Brent Crude oil prices ranged between $45.13 per barrel and $61.89 per barrel with an average price of $53.98 for the first quarter of 2015, compared to prices ranging between $105.73 per barrel and $111.26 per barrel with an average price of $108.14 in the first quarter of 2014. Brent crude oil prices ended the first quarter of 2015 at $53.69 per barrel. This represents a decrease of more than 50% in average price on a year-over-year basis. At March 31, 2015, the Henry Hub natural gas price was $2.73 per Mcf, compared to $4.62 per Mcf on March 31, 2014. The Henry Hub natural gas prices ranged from $2.70 per Mcf to $3.42 per Mcf for the quarter ended March 31, 2015 as compared to a low of $4.07 per Mcf and a high of $8.40 per Mcf for the quarter ended March 31, 2014. On April 21, 2015 the Henry Hub natural gas price closed at $2.67 per Mcf and the Brent Crude oil price closed at $60.12 per barrel.

According to the April 2015 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average $59.32 per barrel in 2015 and $75.00 per barrel in 2016. In its April 2015 Oil Market Report, the International Energy Agency forecasted the 2015 global demand of oil to be 93.6 million barrels per day, a 1.1 million barrels per day increase over 2014. In April 2015, the EIA also projected Henry Hub natural gas prices to average $3.16 per Mcf in 2015 and $3.55 per Mcf in 2016.

Rig Count

Detailed below is the average contracted rig count for the Company’s geographic regions for the three months ended March 31, 2015 and 2014. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Three months ended March 31,
	2015		2014
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	123	75	125	98
Eastern Hemisphere	94	92	99	93
Asia-Pacific	48	256	54	262

Total	265	423	278	453

Source: IHS—Petrodata RigBase—March 31, 2015 and 2014

The table above represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to IHS-Petrodata RigBase, as of March 31, 2015, there were 57 rigs under contract (44 floating rigs and 13 jack-up rigs) in the U.S. Gulf of Mexico, 52 of which were actively drilling (39 floating rigs and 13 jack-up rigs). At March 31, 2014, there were 72 rigs under contract in the U.S. Gulf of Mexico (44 floating rigs and 28 jack-up rigs), of which 63 were actively drilling (36 floating rigs and 27 jack-up rigs).

The global offshore count for rigs under contract decreased 4.4% from December 2014 to March 2015.

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata, at the end of March 2015 and 2014, there were 214 and 241 rigs, respectively, under construction, which represents an approximate 11% decline in rigs under construction. The expected delivery dates for the rigs under construction at March 31, 2015 are as follows:

	Floating Rigs	Jack-Up Rigs	Total
2015	24	58	82
2016	27	51	78
2017	20	17	37
2018	9	2	11
After 2018 or unspecified delivery date	6	0	6

	86	128	214

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

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. In 2013, Brent Crude oil prices ranged between $96.84 per barrel and $118.90 per barrel with an average price of $108.56 per barrel and ended the year at $109.95 per barrel. In 2014, Brent Crude oil prices ranged between $55.27 per barrel and $115.19 per barrel with an average price of $98.97 per barrel and ended the year at $55.27 per barrel. For the first quarter of 2014, the price of Brent Crude oil ranged between $105.73 per barrel and $111.26 per barrel with an average price of $108.14 per barrel and ended the quarter at $105.95 per barrel. In the fourth quarter of 2014, Brent Crude oil prices fell to a low of $55.27 per barrel. For the first quarter of 2015, the prices ranged between $45.13 per barrel and $61.89 per barrel, averaging $53.98 per barrel and closing at $53.69 per barrel on March 31, 2015. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a continued decline in commodity prices or an extended downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at March 31, 2015 was approximately $1.1 billion compared to approximately $1.3 billion at March 31, 2014 and $1.2 billion at December 31, 2014. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasileiro S.A. (“Petrobras”), Brazil’s national oil company. At exchange rates in effect at the signing date (2.04 Brazilian real to 1.00 U.S. dollar), the contract was valued at $650 million, net of Brazilian taxes, if all of the equipment under the contract is ordered. The Company cannot provide assurance that Petrobras will order all of the equipment under the contract. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $81 million have been recognized on this contract through March 31, 2015. As of March 31, 2015, the Company’s backlog included $74 million (at the March 31, 2015 exchange rate of 3.21 Brazilian real to 1.00 U.S. dollar) of purchase orders under this Petrobras contract. The Company has not yet recognized revenue of approximately $7.2 million as of March 31, 2015 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected.

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For the three months ended March 31, 2015 and 2014, the Company derived 83% and 84%, respectively, of its revenues from the sale of its products and 17% and 16%, respectively, of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. The Company has substantial international operations, with approximately 62% and 63% of its revenues derived from foreign sales for the three months ended March 31, 2015 and 2014, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 38% and 37%, respectively, of the Company’s total revenues for the three months ended March 31, 2015 and 2014.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the first three months of 2015, 11 projects representing approximately 15% of the Company’s total revenue and approximately 18% of its product revenue were accounted for using percentage-of-completion accounting, compared to 15 projects representing approximately 12% of the Company’s total revenue and 14% of its product revenue for the first three months of 2014. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Results of Operations

The following table sets forth, for the periods indicated, certain condensed consolidated statements of income data expressed as a percentage of revenues:

	Three months ended March 31,
	2015	2014
Revenues:
Products	83.0%	84.3%
Services	17.0	15.7

Total revenues	100.0	100.0
Cost of sales:
Products	46.9	44.8
Services	8.5	9.5

Total cost of sales	55.4	54.3
Selling, general and administrative	7.5	11.6
Engineering and product development	5.4	5.3

Operating income	31.7	28.8
Interest income	0.0	0.0

Income before income taxes	31.7	28.8
Income tax provision	8.0	7.9

Net income	23.7%	20.9%

The following table sets forth, for the periods indicated, a breakdown of our product and service revenues:

	Three months ended March 31,
	2015	2014
	(In millions)
Revenues:
Products
Subsea equipment	$168.0	$152.5
Surface equipment	5.5	7.8
Offshore rig equipment	14.0	11.7

Total products	187.5	172.0
Services	38.5	32.1

Total revenues	$226.0	$204.1

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014.

Revenues. Revenues increased by $21.9 million, or approximately 10.7%, to $226.0 million in the three months ended March 31, 2015 from $204.1 million in the three months ended March 31, 2014. Product revenues increased by approximately $15.5 million for the three months ended March 31, 2015 compared to the same period in 2014 as a result of increased revenues of $15.5 million in subsea equipment due to increases in demand. Product revenues increased in the Eastern Hemisphere by $25.5 million and decreased in Asia-Pacific by $7.4 million largely due to revenues recognized on long-term projects accounted for under the percentage-of-completion accounting method in the first quarters of 2015 and 2014. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues increased by approximately $6.4 million primarily due to increased technical advisory assistance service and rental of the Company’s running and installation tools.

Cost of Sales. Cost of sales increased by $14.3 million, or approximately 12.9%, to $125.1 million for the three months ended March 31, 2015 from $110.8 million for the same period in 2014. As a percentage of revenues, cost of sales increased slightly more than 1% to 55.4% from 54.3% in the three months ended March 31, 2015 as compared to the same period in 2014.

Selling, General and Administrative Expenses. For the three months ended March 31, 2015, selling, general and administrative expenses decreased by approximately $6.9 million, or 28.9%, to $17.0 million from $23.9 million in the 2014 period. The Company experienced a pre-tax foreign currency transaction gain of $6.5 million in the first quarter of 2015 compared to a loss of $911,000 in the first quarter of 2014. Stock award expense totaled $3.4 million for the first quarter of 2015 as compared to $2.8 million in 2014. Selling, general and administrative expenses as a percentage of revenues decreased to 7.5% in the first quarter of 2015 from 11.6% in the first quarter of 2014.

Engineering and Product Development Expenses. For the three-month period ended March 31, 2015, engineering and product development expenses totaled $12.2 million compared to $10.8 million for the same period in 2014, an increase of $1.4 million, or 13.0%. Payroll and related expenses accounted for the majority of the increase for the three months ended March 31, 2015 as compared to the same period in 2014. Engineering and product development expenses as a percentage of revenues increased to 5.4% in the first quarter of 2015 from 5.3% in the first quarter of 2014.

Income tax provision. Income tax expense for the three months ended March 31, 2015 was $18.1 million on income before taxes of $71.7 million, resulting in an effective income tax rate of approximately 25.2%. Income tax expense for the three months ended March 31, 2014 was $16.0 million on income before taxes of $58.6 million, resulting in an effective income tax rate of approximately 27.3%. The decrease in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates.

Net Income. Net income was approximately $53.7 million for the three months ended March 31, 2015 and $42.6 million for the same period in 2014 for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Operating activities	$87,069	$48,603
Investing activities	(6,035)	(12,864)
Financing activities	306	512

	81,340	36,251
Effect of exchange rate changes on cash activities	(5,914)	331

Increase in cash and cash equivalents	$75,426	$36,582

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

Net cash provided from operating activities increased $38.5 million for the first quarter of 2015 compared to the same period in 2014, primarily due to increases in operating assets and liabilities of $29.1 million and net income of $11.0 million.

The change in operating assets and liabilities for the first three months of 2015 primarily reflected a decrease in trade receivables of $62.8 million and an increase in inventory of $7.0 million. Trade receivables primarily decreased due to strong collection efforts. Inventory increased due to higher balances in raw material and work in progress (excluding foreign currency translation) to accommodate the backlog requirements related to long-term projects. Accounts payable and accrued expenses decreased by approximately $29.1 million due to a decrease in customer prepayments of $28.2 million.

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

Capital expenditures by the Company were $6.2 million and $13.2 million in the first three months of 2015 and 2014, respectively. Capital expenditures in 2015 and 2014 were primarily spent on machinery and equipment. The capital expenditures for the first quarter of 2015 were $5.6 million for machinery and equipment and other expenditures of $600,000. The capital expenditures for the first quarter of 2014 were $1.3 million for facilities, $10.6 million for machinery and equipment and other expenditures of $1.3 million.

The exercise of stock options generated cash to the Company of $282,000 in the first quarter of 2015 as compared to $463,000 in the same period of 2014.

On February 26, 2015, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company is authorized to repurchase up to $100 million of its common stock. No repurchases have been made pursuant to the plan. The repurchase program has no expiration date and any repurchased shares are expected to be cancelled.

As of March 31, 2015, the Company has no commercial lending arrangement or lines of credit. The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, continued significant declines in hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be available and adequate to meet such requirements.

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.

Critical Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of its critical accounting policies. During the three months ended March 31, 2015, there were no material changes in the Company’s judgments and assumptions associated with the development of its critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company from December 31, 2014.

Foreign Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and the Brazilian real. The Company experienced a foreign currency pre-tax gain of approximately $6.5 million during the three-month period ended March 31, 2015 and a pre-tax loss of $911,000 in the same quarter of 2014. However, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future. In periods where the dollar is strong as compared to other currencies, it is possible that foreign sales may experience some decline in profits due to changes in exchange rates. The Company’s foreign sales have not experienced significant profit declines due to exchange rates to date.

Historically, the Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. However, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 7 to the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the following:

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

Item 6.	Exhibits.

(a) Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed May 20, 2014).

*3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed May 20, 2014).

*4.1	—	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.2 the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.2	—	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Blake T. DeBerry.

32.2	—	Section 1350 Certification of Jerry M. Brooks.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Schema Document

101.CAL	—	XBRL Calculation Document

101.DEF	—	XBRL Definition Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

By:	/S/ JERRY M. BROOKS
Jerry M. Brooks,
Vice President—Finance and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Date: April 30, 2015