Form 10-Q
period 2015-06-30
DRIL-QUIP INC
filed 2015-07-30
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of July 27, 2015, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 38,705,278.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	December 31, 2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$382,673	$298,705
Trade receivables, net	299,398	373,993
Inventories, net	383,773	392,559
Deferred income taxes	27,028	23,569
Prepaids and other current assets	38,099	38,314

Total current assets	1,130,971	1,127,140
Property, plant and equipment, net	301,635	309,525
Other assets	14,180	12,586

Total assets	$1,446,786	$1,449,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,520	$53,837
Accrued income taxes	9,515	16,903
Customer prepayments	39,608	71,177
Accrued compensation	19,097	21,527
Other accrued liabilities	18,977	35,198

Total current liabilities	126,717	198,642
Deferred income taxes	4,298	5,417

Total liabilities	131,015	204,059

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value at June 30, 2015 and December 31, 2014, 38,705,278 and 38,932,508 shares issued and outstanding at June 30, 2015 and December 31, 2014	385	388
Additional paid-in capital	4,880	16,480
Retained earnings	1,371,403	1,278,528
Accumulated other comprehensive losses	(60,897)	(50,204)

Total stockholders’ equity	1,315,771	1,245,192

Total liabilities and stockholders’ equity	$1,446,786	$1,449,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues:
Products	$176,099	$189,914	$363,623	$361,915
Services	39,177	40,401	77,655	72,473

Total revenues	215,276	230,315	441,278	434,388
Cost and expenses:
Cost of sales:
Products	98,349	104,208	204,356	195,539
Services	19,315	20,785	38,446	40,241

Total cost of sales	117,664	124,993	242,802	235,780
Selling, general and administrative	33,633	25,520	50,591	49,455
Engineering and product development	11,400	10,848	23,613	21,632

Total costs and expenses	162,697	161,361	317,006	306,867

Operating income	52,579	68,954	124,272	127,521
Interest income	165	266	214	349
Interest expense	(3)	(5)	(6)	(12)

Income before income taxes	52,741	69,215	124,480	127,858
Income tax provision	13,528	17,891	31,603	33,916

Net income	$39,213	$51,324	$92,877	$93,942

Earnings per common share:
Basic	$1.01	$1.27	$2.40	$2.32

Diluted	$1.01	$1.27	$2.39	$2.31

Weighted average common shares outstanding:
Basic	38,686	40,327	38,729	40,501

Diluted	38,888	40,562	38,912	40,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$39,213	$51,324	$92,877	$93,942
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21,841	10,699	(10,693)	16,428

Total comprehensive income	$61,054	$62,023	$82,184	$110,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2015	2014
	(In thousands)
Operating activities
Net income	$92,877	$93,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,139	15,126
Stock-based compensation expense	6,482	5,660
Loss (gain) on sale of equipment	75	(149)
Deferred income taxes	(4,935)	(2,507)
Changes in operating assets and liabilities:
Trade receivables, net	70,508	(33,272)
Inventories, net	3,348	(32,708)
Prepaids and other assets	(2,958)	3,194
Excess tax benefits of stock options and awards	(57)	(251)
Accounts payable and accrued expenses	(67,468)	17,637

Net cash provided by operating activities	113,011	66,672
Investing activities
Purchase of property, plant and equipment	(11,204)	(23,218)
Proceeds from sale of equipment	136	470

Net cash used in investing activities	(11,068)	(22,748)
Financing activities
Repurchase of common stock	(19,943)	(90,022)
Proceeds from exercise of stock options	1,952	1,386
Excess tax benefits of stock options and awards	57	251

Net cash used in financing activities	(17,934)	(88,385)
Effect of exchange rate changes on cash activities	(41)	2,726

Increase (decrease) in cash and cash equivalents	83,968	(41,735)
Cash and cash equivalents at beginning of period	298,705	384,356

Cash and cash equivalents at end of period	$382,673	$342,621

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2015 and the results of operations and comprehensive income for the three- and six-month periods ended June 30, 2015 and 2014 and the cash flows for the six-month periods ended June 30, 2015 and 2014. Certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income and the cash flows for the six-month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

2. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Revisions

The Company has corrected its Condensed Consolidated Statements of Cash Flow for the six-month period ended June 30, 2014, to reflect a $6.7 million reclassification adjustment from changes in prepaids and other assets to changes in accounts payable and accrued expenses related to the 2014 beginning balances. There was no impact on the net cash provided by operating activities or any other reported cash flow amounts as a result of the reclassifications. The Company has evaluated the impact of this revision and determined that it was not material.

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

Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At June 30, 2015 and December 31, 2014, receivables included $77.6 million and $68.0 million of unbilled receivables, respectively. For the quarter ended June 30, 2015, there were 10 projects representing approximately 17% of the Company’s total revenue and approximately 21% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 12 projects during the second quarter of 2014, which represented approximately 5% of the Company’s total revenues and approximately 6% of its product revenues. For the six months ended June 30, 2015, there were 13 projects representing approximately 16% of the Company’s total revenues and approximately 19% of its product revenues, compared to 16 projects that represented approximately 8% of the Company’s total revenues and approximately 10% of its product revenues for the six months ended June 30, 2014, all of which were accounted for using percentage-of-completion accounting.

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

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Weighted average common shares outstanding—basic	38,686	40,327	38,729	40,501
Dilutive effect of common stock options and awards	202	235	183	222

Weighted average common shares outstanding—diluted	38,888	40,562	38,912	40,723

3. New Accounting Standards

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill the contract. The standard’s effective date was originally for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 and interim periods within annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the new guidance to determine the impact on its consolidated financial statements.

4. Stock-Based Compensation and Stock Awards

During the three months ended June 30, 2015 and 2014, the Company recognized approximately $3.1 million and $2.8 million, respectively, of stock-based compensation expense, which is included in the selling, general and administrative expense line on the Condensed Consolidated Statements of Income. For the six months ended June 30, 2015 and 2014, stock-based compensation expense totaled $6.5 million and $5.7 million, respectively. No stock-based compensation expense was capitalized during the three or six months ended June 30, 2015 or 2014.

5. Inventories, net

Inventories consist of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Raw materials	$111,587	$107,357
Work in progress	108,110	112,514
Finished goods	200,646	207,295

	420,343	427,166
Less: allowance for obsolete and excess inventory	(36,570)	(34,607)

Total inventory	$383,773	$392,559

6. Geographic Areas

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Western Hemisphere
Products	$82,560	$115,953	$174,375	$210,342
Services	21,498	18,381	43,807	35,281
Intercompany	14,770	9,063	24,755	19,355

Total	$118,828	$143,397	$242,937	$264,978

Eastern Hemisphere
Products	$60,818	$43,814	$140,239	$97,737
Services	13,617	16,514	25,259	27,991
Intercompany	4,602	3,325	4,823	3,499

Total	$79,037	$63,653	$170,321	$129,227

Asia-Pacific
Products	$32,721	$30,147	$49,009	$53,836
Services	4,062	5,506	8,589	9,201
Intercompany	1,208	962	2,389	2,330

Total	$37,991	$36,615	$59,987	$65,367

Summary
Products	$176,099	$189,914	$363,623	$361,915
Services	39,177	40,401	77,655	72,473
Intercompany	20,580	13,350	31,967	25,184
Eliminations	(20,580)	(13,350)	(31,967)	(25,184)

Total	$215,276	$230,315	$441,278	$434,388

Income before income taxes:
Western Hemisphere	$27,016	$36,010	$59,964	$72,170
Eastern Hemisphere	13,875	15,827	45,583	31,174
Asia-Pacific	9,064	15,853	12,489	21,308
Eliminations	2,786	1,525	6,444	3,206

Total	$52,741	$69,215	$124,480	$127,858

	June 30, 2015	December 31, 2014
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$216,968	$221,597
Eastern Hemisphere	45,318	45,517
Asia-Pacific	56,455	57,923
Eliminations	(2,926)	(2,926)

Total	$315,815	$322,111

Total Assets:
Western Hemisphere	$718,918	$731,448
Eastern Hemisphere	389,371	375,781
Asia-Pacific	344,788	354,329
Eliminations	(6,291)	(12,307)

Total	$1,446,786	$1,449,251

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

In August 2007, the State of Rio de Janeiro served the Company’s Brazilian subsidiary with assessments to collect a state tax on the importation of goods through the State of Espirito Santo from 2002 to 2007 claiming that these taxes were due and payable to it under applicable law. The Company settled these assessments with payments to the State of Rio de Janeiro of $12.2 million in March 2010 and $3.9 million in December 2010. Approximately $7.8 million of these settlement payments were attributable to penalties, interest and amounts that had expired under the statute of limitations so that amount was recorded as an expense. The remainder of the settlement payments generated credits (recorded as a long-term prepaid tax) to be used to offset future state taxes on sales to customers in the State of Rio de Janeiro, subject to certification by the tax authorities. During the second quarter of 2015, the tax authorities certified approximately $8.3 million of those credits paid in 2010 and granted an additional $2.3 million in inflation-related credits. The additional amount of credits granted by the tax authorities increased long-term prepaid taxes and decreased selling, general and administrative expenses by $2.3 million.

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with two additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (“Santo Credits”) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described above. The Company has objected to these assessments on the grounds that they would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. With regard to the December 2010 assessment, the Company’s Brazilian subsidiary filed an appeal with the relevant State of Rio de Janeiro judicial court to annul the tax assessment following a ruling against the Company by the tax administration’s highest council. In connection with that appeal, the Company was required to deposit with the court approximately $3.1 million as the full amount of the assessment with penalties and interest. The Company intends to file a similar appeal in the judicial system with regard to the January 2011 assessment as a result of a recent ruling against the Company by the tax administration’s highest council. The Company believes that these credits are valid and that success in the judicial court process is probable. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.

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

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes therein presented elsewhere herein as well as the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Oil and Gas Prices

Both the market for offshore drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. Oil and gas prices and the level of offshore drilling activity have historically been characterized by significant volatility.

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, Brent Crude oil and Henry Hub natural gas closing and average prices are listed below for the periods covered by this report:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Closing Crude oil ($/Bbl)	$60.31	$111.03	$60.31	$111.03
Average Crude oil ($/Bbl)	$61.65	$109.69	$57.84	$108.93
Closing Natural gas ($/Mcf)	$2.89	$4.53	$2.89	$4.53
Average Natural gas ($/Mcf)	$2.83	$4.75	$2.91	$5.04

During the second quarter of 2015, Brent Crude oil closing prices ranged between $55.73 per barrel and $66.33 per barrel with an average quarterly price of $61.65 per barrel, as compared to a range of $103.37 per barrel and $115.19 per barrel with an average quarterly price of $109.69 per barrel for the same period in 2014. For the six months ended June 30, 2015 and 2014, Brent Crude oil closing prices averaged $57.84 per barrel and $108.93 per barrel, respectively, and ranged between $45.13 per barrel and $66.33 per barrel for the 2015 period, as compared to a range of $103.37 per barrel to $115.19 per barrel for the same period in 2014. Brent Crude oil prices ended the second quarter of 2015 at $60.31 per barrel and closed at $56.42 per barrel on July 20, 2015. Average crude oil prices for the six-month periods ended June 30, 2014 and 2015 have dropped by approximately 47%. At June 30, 2015, the Henry Hub natural gas closing price was $2.89 per Mcf, compared to $4.53 per Mcf on June 30, 2014. The Henry Hub natural gas prices ranged from $2.58 per Mcf to $3.13 per Mcf for the quarter ended June 30, 2015 as compared to a low of $4.53 per Mcf and a high of $4.98 per Mcf for the quarter ended June 30, 2014. The Henry Hub natural gas price at June 30, 2015 was $2.89 per Mcf and on July 20, 2015, the closing price was $2.97 per Mcf.

According to the July 2015 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average $60.15 per barrel in 2015 and $67.00 per barrel in 2016. In its July 2015 Oil Market Report, the International Energy Agency forecasted that world demand for oil will be approximately 94.0 million barrels per day in 2015, increasing to 95.2 million barrels per day in 2016. The EIA estimates U.S. output will rise to 9.47 million barrels per day in 2015 and slow to 9.32 million barrels per day in 2016. In July 2015, the EIA projected that Henry Hub natural gas prices will average $3.06 per Mcf in 2015 and $3.41 per Mcf in 2016.

Rig Count

Detailed below is the average contracted rig count for the Company’s geographic regions for the six months ended June 30, 2015 and 2014. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary end users of the Company’s products.

	Six months ended June 30,
	2015		2014
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	121	73	126	98
Eastern Hemisphere	90	90	99	96
Asia-Pacific	44	257	54	260

TOTAL	255	420	279	454

Source: IHS—Petrodata RigBase – June 30, 2015 and 2014

The table above represents rigs under contract and includes rigs currently drilling as well as rigs committed, but not yet drilling. According to IHS-Petrodata RigBase, as of June 30, 2015, there were 58 rigs under contract in the U.S. Gulf of Mexico (47 floating rigs and 11 jack-up rigs), 48 of which were actively drilling (37 floating rigs and 11 jack-up rigs). As of June 30, 2014, there were 71 rigs under contract in the U.S. Gulf of Mexico, (43 floating rigs and 28 jack-up rigs), 63 of which were actively drilling, (35 floating rigs and 28 jack-up rigs.)

The global offshore count for rigs under contract decreased 8.91% from December 2014 to June 2015 and another 1% by mid-July 2015.

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, at the end of June 2015 and 2014, there were 209 and 244 rigs, respectively, under construction. The expected delivery dates for the rigs under construction as of June 30, 2015 are as follows:

	Floating Rigs	Jack-Up Rigs	Total
2015	15	51	66
2016	32	47	79
2017	15	24	39
2018	9	4	13
After 2018 or unspecified delivery date	9	3	12

	80	129	209

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

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Lower crude oil and natural gas prices have resulted in a trend of customers seeking to renegotiate contract terms with the Company, including reductions in the prices of its products and services and extensions of delivery terms. In addition, some of the Company’s customers could experience liquidity or solvency issues or could otherwise be unable or unwilling to perform under a contract, which could ultimately lead a customer to enter bankruptcy or otherwise encourage a customer to seek to repudiate, cancel or renegotiate a contract. An extended period of reduced crude oil and natural gas prices may accelerate these trends. If the Company experiences significant contract terminations, suspensions or scope adjustments to its contracts, financial condition, results of operations and cash flows may be adversely impacted.

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

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a continued decline in commodity prices or an extended downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at June 30, 2015 was approximately $1.0 billion compared to approximately $1.3 billion at June 30, 2014 and $1.2 billion at December 31, 2014. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasileiro S.A. (“Petrobras”), Brazil’s national oil company. At exchange rates in effect at the signing date (2.04 Brazilian real to 1.00 U.S. dollar), the contract was valued at $650 million, net of Brazilian taxes, if all the equipment under the contract is ordered. The Company cannot provide assurance that Petrobras will order all of the equipment under the contract. Amounts are included in the Company’s backlog as purchase orders under this contract are received. Revenues of approximately $90 million have been recognized on this contract through June 30, 2015. As of June 30, 2015, the Company’s backlog included approximately $69 million (at June 30, 2015 exchange rate of 3.10 Brazilian real to 1.00 U.S. dollar) of purchase orders under this Petrobras contract. The Company has not yet recognized revenue of approximately $10 million as of June 30, 2015 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected.

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For the three and six months ended June 30, 2015 and 2014, the Company derived 82% and 83%, respectively, of its revenues from the sale of its products and 18% and 17%, respectively, of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. The Company has substantial international operations, with approximately 67% and 57% of its revenues derived from foreign sales for the three months ended June 30, 2015 and 2014, respectively, and 65% and 60% for the six months ended June 30, 2015 and 2014, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 33% and 43%, respectively, of the Company’s total revenues for the three months ended June 30, 2015 and 2014 and 35% and 40%, respectively, for the six months ended June 30, 2015 and 2014.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the six months ended June 30, 2015, 13 projects representing approximately 16% of the Company’s total revenue and approximately 19% of its product revenue were accounted for using percentage-of-completion accounting, compared to 16 projects representing approximately 8% of the Company’s total revenue and approximately 10% of its product revenue for the first six months of 2014. For the quarter ended June 30, 2015, there were 10 projects representing approximately 17% of the Company’s total revenues and approximately 21% of its product revenues compared to 12 projects representing 5% of the Company’s total revenues and 6% of its product revenues. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Results of Operations

The following table sets forth, for the periods indicated, certain condensed statements of income data expressed as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Products	81.8%	82.5%	82.4%	83.3%
Services	18.2	17.5	17.6	16.7

Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	45.7	45.2	46.3	45.0
Services	9.0	9.1	8.7	9.3

Total cost of sales	54.7	54.3	55.0	54.3
Selling, general and administrative expenses	15.6	11.0	11.4	11.4
Engineering and product development expenses	5.3	4.7	5.4	5.0

Operating income	24.4	30.0	28.2	29.3
Interest income	0.1	0.1	—	0.1

Income before income taxes	24.5	30.1	28.2	29.4
Income tax provision	6.3	7.8	7.2	7.8

Net income	18.2%	22.3%	21.0%	21.6%

The following table sets forth, for the periods indicated, a breakdown of our product and service revenues:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In millions)
Revenues:
Products
Subsea equipment	$160.6	$175.6	$328.6	$328.1
Surface equipment	5.8	4.9	11.3	12.7
Offshore rig equipment	9.7	9.4	23.7	21.1

Total products	176.1	189.9	363.6	361.9
Services	39.2	40.4	77.7	72.5

Total revenues	$215.3	$230.3	$441.3	$434.4

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.

Revenues. Revenues decreased by $15.0 million, or approximately 6.5%, to $215.3 million in the three months ended June 30, 2015 from $230.3 million in the three months ended June 30, 2014. Product revenues decreased by approximately $13.8 million for the three months ended June 30, 2015 compared to the same period in 2014 as a result of decreased revenues of $15.0 million in subsea equipment, partially offset by an increase of $900,000 in surface equipment, and $300,000 in offshore rig equipment. The decrease in subsea equipment is primarily due to decreased activity in the U.S. Gulf of Mexico. Product revenues decreased in the Western Hemisphere by approximately $33.4 million, partially offset by an increase in the Eastern Hemisphere of approximately $17.0 million and in Asia-Pacific by $2.6 million. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues decreased by approximately $1.2 million as a result of decreases of $2.9 million in the Eastern Hemisphere and $1.4 million in Asia-Pacific, slightly offset by an increase of $3.1 million in the Western Hemisphere. The majority of the decreases in service revenues relate to decreases in technical advisory assistance revenues and rental of running tools.

Cost of Sales. Cost of sales decreased by $7.3 million, or approximately 5.8%, to $117.7 million for the three months ended June 30, 2015 from $125.0 million for the same period in 2014. The decrease is a result of lower revenue, particularly in the U. S. Gulf of Mexico. As a percentage of revenues, cost of sales were approximately 54.7% and 54.3% for the three-month period ended June 30, 2015 and 2014, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.1 million, or approximately 31.8%, to $33.6 million for the three months ended June 30, 2015 from $25.5 million for the same period in 2014. The increase is mostly attributable to $11.8 million in foreign currency transaction losses for the three months ended June 30, 2015 compared to a $2.0 million loss for the three months ended June 30, 2014. The majority of the loss was due to the strengthening of the British pound sterling compared to the United States dollar. Stock-based compensation expense for the second quarter of 2015 was $3.1 million compared to $2.8 million for the quarter ended June 30, 2014. Selling, general and administrative expenses as a percentage of revenues increased to 15.6% in 2015 from 11.0% in 2014.

Engineering and Product Development Expenses. For the three months ended June 30, 2015, engineering and product development expenses increased by $600,000 in the second quarter of 2015 compared to the same period in 2014 due to increases in personnel and related costs. Engineering and product development expenses as a percentage of revenues increased to 5.3% in 2015 from 4.7% in 2014.

Income tax provision. Income tax expense for the three months ended June 30, 2015 was $13.5 million on income before taxes of $52.7 million, resulting in an effective income tax rate of approximately 26%. Income tax expense for the three months ended June 30, 2014 was $17.9 million on income before taxes of $69.2 million, resulting in an effective income tax rate of approximately 26%.

Net Income. Net income was approximately $39.2 million for the three months ended June 30, 2015 and $51.3 million for the same period in 2014 for the reasons set forth above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.

Revenues. Revenues increased by $6.9 million, or approximately 1.6%, to $441.3 million in the six months ended June 30, 2015 from $434.4 million in the six months ended June 30, 2014. Product revenues increased by approximately $1.7 million for the six months ended June 30, 2015 compared to the same period in 2014 as a result of increased revenues of $500,000 in subsea equipment and $2.6 million in offshore rig equipment, partially offset by a $1.4 million decrease in surface equipment. The majority of the increases occurred in the Eastern Hemisphere. Product revenues increased in the Eastern Hemisphere by $42.5 million, partially offset by decreases in the Western Hemisphere of $36.0 million and Asia-Pacific of $4.8 million. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues increased by approximately $5.2 million due to increased service revenues in the Western Hemisphere of $8.5 million, partially offset by a decrease of $2.7 million in the Eastern Hemisphere and $600,000 in Asia-Pacific. The majority of the increase in service revenues related to an increase in rental of running tools and reconditioning services.

Cost of Sales. Cost of sales increased by $7.0 million, or approximately 3.0%, to $242.8 million for the six months ended June 30, 2015 from $235.8 million for the same period in 2014. The increase was primarily due to an increase in product revenues. As a percentage of revenues, cost of sales were approximately 55.0% and 54.3% for the six months ended June 30, 2015 and 2014, respectively.

Selling, General and Administrative Expenses. For the six months ended June 30, 2015, selling, general and administrative expenses increased by approximately $1.1 million, or 2.2%, to $50.6 million from $49.5 million for the same period in 2014. The Company experienced approximately $5.4 million in foreign currency transaction losses in the first six months of 2015 compared to approximately $3.0 million in foreign currency transaction losses for the same period in 2014. Stock-based compensation expense for the first six months of 2015 was $6.5 million compared to $5.7 million for the same period in 2014. Selling, general and administrative expenses as a percentage of revenues were flat in 2015 and 2014 at 11.4%.

Engineering and Product Development Expenses. For the six months ended June 30, 2015 engineering and product development expenses increased by $2.0 million, or approximately 9.3%, to $23.6 million from $21.6 million for the same period in 2014. Engineering and product development expenses as a percentage of revenues was 5.4% in 2015 and 5.0% in 2014 due to increases in personnel and related costs.

Income tax provision. Income tax expense for the six months ended June 30, 2015 was $31.6 million on income before taxes of $124.5 million, resulting in an effective income tax rate of approximately 25%. Income tax expense for the six months ended June 30, 2014 was $33.9 million on income before taxes of $127.9 million, resulting in an effective income tax rate of approximately 27%. The decrease in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographical areas which have different income tax rates.

Net Income. Net income was approximately $92.9 million for the six months ended June 30, 2015 and $93.9 million for the same period in 2014 for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Six months ended June 30,
	2015	2014
	(In thousands)
Operating activities	$113,011	$66,672
Investing activities	(11,068)	(22,748)
Financing activities	(17,934)	(88,385)

	84,009	(44,461)
Effect of exchange rate changes on cash activities	(41)	2,726

Increase (decrease) in cash and cash equivalents	$83,968	$(41,735)

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

Net cash provided from operating activities increased by $46.3 million for the first six months of 2015 compared to the same period in 2014, primarily due to an increase in cash from operating assets and liabilities of $48.8 million.

The increase in cash from operating assets and liabilities for the first six months of 2015 of $3.4 million primarily reflected a decrease in trade receivables of $70.5 million, partially offset by a $67.5 million decrease in accounts payable and accrued expenses. Trade receivables decreased in 2015 largely due to significant collections attributable to milestone billings on our percentage-of-completion projects in the first quarter of 2015. Inventory decreased due to lower balances in finished goods. Accounts payable and accrued expenses decreased due to a decrease in customer prepayments from recognition of revenues under the percentage-of-completion method and payments of accrued federal and local taxes.

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

Capital expenditures by the Company were $11.2 million and $23.2 million in the first six months of 2015 and 2014, respectively. Capital expenditures in 2015 and 2014 included increased expenditures on machinery and equipment and running tools. The capital expenditures for the first six months of 2015 were primarily $5.3 million for machinery and equipment, $4.9 million for running tools and other expenditures of $1.0 million. Capital expenditures for the first six months of 2014 were $1.9 million for facilities, $16.5 million for machinery and equipment, $2.6 million for running tools and other expenditures of $2.2 million.

The exercise of stock options generated cash to the Company of $2.0 million in the first six months of 2015 as compared to $1.4 million in the same period of 2014.

On February 26, 2015, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company is authorized to repurchase up to $100 million of its common stock. Under the plan, the Company repurchased and cancelled 260,200 shares at a total cost of $19.9 million during the second quarter of 2015. The repurchase program has no expiration date and any repurchased shares are expected to be cancelled.

As of June 30, 2015, the Company has no commercial lending arrangement or lines of credit. The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, continued significant declines in hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be available and adequate to meet such requirements.

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.

Critical Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of its critical accounting policies. During the six months ended June 30, 2015, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign exchange rates. There have been no material changes in market risks for the Company from December 31, 2014.

Foreign Exchange Rate Risk

The Company has operations in various countries around the world and conducts business in a number of different currencies. Our significant foreign subsidiaries may also have monetary assets and liabilities not denominated in their functional currency. These monetary assets and liabilities are exposed to changes in currency exchange rates which may result in non-cash gains and losses primarily due to fluctuations between the U.S. dollar and each subsidiary’s functional currency.

The Company experienced a foreign currency pre-tax loss of approximately $11.8 million during the three months ended June 30, 2015 and a $5.4 million pre-tax loss during the six months ended June 30, 2015, compared to approximately $2.0 million and $3.0 million in pre-tax losses during the three and six months ended June 30, 2014, respectively. These losses were primarily due to exchange rate fluctuations between the U.S. dollar and the British pound sterling.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In February 2015, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company is authorized to repurchase up to $100 million of its common stock. The following table summarizes the repurchase and cancellation of common stock during the three months ended June 30, 2015.

Issuer Purchase of Equity Securities

	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Dollar Value (in millions) of Shares that May Yet Be Purchased Under the Program
April 1 – 30, 2015	—	$—	—	$100.0
May 1 – 31, 2015	207,900	76.71	207,900	84.1
June 1 – 30, 2015	52,300	76.39	52,300	80.1

Total	260,200	$76.65	260,200	$80.1

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

Date: July 30, 2015