Form 10-Q
period 2015-09-30
DRIL-QUIP INC
filed 2015-10-29
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of October 23, 2015, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 38,355,812.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$396,969	$298,705
Trade receivables, net	298,442	373,993
Inventories, net	365,674	392,559
Deferred income taxes	29,452	23,569
Prepaids and other current assets	43,290	38,314

Total current assets	1,133,827	1,127,140
Property, plant and equipment, net	292,608	309,525
Other assets	11,685	12,586

Total assets	$1,438,120	$1,449,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,688	$53,837
Accrued income taxes	9,628	16,903
Customer prepayments	26,916	71,177
Accrued compensation	16,327	21,527
Other accrued liabilities	20,491	35,198

Total current liabilities	118,050	198,642
Deferred income taxes	4,275	5,417

Total liabilities	122,325	204,059

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value, 38,353,789 and 38,932,508 shares issued and outstanding at September 30, 2015 and December 31, 2014	382	388
Additional paid-in capital	—	16,480
Retained earnings	1,409,409	1,278,528
Accumulated other comprehensive losses	(93,996)	(50,204)

Total stockholders’ equity	1,315,795	1,245,192

Total liabilities and stockholders’ equity	$1,438,120	$1,449,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues:
Products	$157,790	$198,827	$521,413	$560,742
Services	43,612	42,923	121,267	115,396

Total revenues	201,402	241,750	642,680	676,138
Cost and expenses:
Cost of sales:
Products	88,923	113,642	293,279	309,181
Services	19,209	21,608	57,655	61,849

Total cost of sales	108,132	135,250	350,934	371,030
Selling, general and administrative	17,280	20,845	67,871	70,300
Engineering and product development	11,735	12,663	35,348	34,295

Total costs and expenses	137,147	168,758	454,153	475,625

Operating income	64,255	72,992	188,527	200,513
Interest income	345	206	559	555
Interest expense	(4)	(3)	(10)	(15)

Income before income taxes	64,596	73,195	189,076	201,053
Income tax provision	13,819	17,512	45,422	51,428

Net income	$50,777	$55,683	$143,654	$149,625

Earnings per common share:
Basic	$1.32	$1.41	$3.72	$3.72

Diluted	$1.32	$1.40	$3.70	$3.70

Weighted average common shares outstanding:
Basic	38,347	39,630	38,601	40,208

Diluted	38,548	39,880	38,789	40,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$50,777	$55,683	$143,654	$149,625
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(33,099)	(28,432)	(43,792)	(12,004)

Total comprehensive income	$17,678	$27,251	$99,862	$137,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2015	2014
	(In thousands)
Operating activities
Net income	$143,654	$149,625
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,777	22,774
Stock-based compensation expense	9,794	8,640
Loss (gain) on sale of equipment	73	(199)
Deferred income taxes	(7,420)	1,879
Changes in operating assets and liabilities:
Trade receivables, net	60,329	(55,169)
Inventories, net	8,993	(44,047)
Prepaids and other assets	(8,747)	(2,722)
Excess tax benefits of stock options and awards	(57)	(309)
Accounts payable and accrued expenses	(70,658)	22,112

Net cash provided by operating activities	158,738	102,584
Investing activities
Purchase of property, plant and equipment	(16,746)	(31,164)
Proceeds from sale of equipment	183	543

Net cash used in investing activities	(16,563)	(30,621)
Financing activities
Repurchase of common stock	(40,911)	(140,261)
Proceeds from exercise of stock options	1,952	1,864
Excess tax benefits of stock options and awards	57	309

Net cash used in financing activities	(38,902)	(138,088)
Effect of exchange rate changes on cash activities	(5,009)	(3,267)

Increase (decrease) in cash and cash equivalents	98,264	(69,392)
Cash and cash equivalents at beginning of period	298,705	384,356

Cash and cash equivalents at end of period	$396,969	$314,964

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2015 and the results of operations and comprehensive income for the three- and nine-month periods ended September 30, 2015 and 2014 and the cash flows for the nine-month periods ended September 30, 2015 and 2014. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income and cash flows for the nine-month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

2. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Revisions

The Company has corrected its Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2014, to reflect a $6.7 million reclassification adjustment from changes in prepaids and other assets to changes in accounts payable and accrued expenses related to the 2014 beginning balances. There was no impact on the net cash provided by operating activities or any other reported cash flow amounts as a result of the reclassifications. The Company has evaluated the impact of this revision and determined that it was not material.

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

Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At September 30, 2015 and December 31, 2014, receivables included $87.2 million and $68.0 million of unbilled receivables, respectively. For the quarter ended September 30, 2015, there were 9 projects representing approximately 17% of the Company’s total revenue and approximately 22% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 14 projects during the third quarter of 2014, which represented approximately 15% of the Company’s total revenues and approximately 18% of its product revenues. For the nine months ended September 30, 2015, there were 14 projects representing approximately 16% of the Company’s total revenues and approximately 20% of its product revenues, compared to 17 projects representing approximately 10% of the Company’s total revenues and approximately 13% of its product revenues for the nine months ended September 30, 2014, all of which were accounted for using percentage-of-completion accounting.

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

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Weighted average common shares outstanding—basic	38,347	39,630	38,601	40,208
Dilutive effect of common stock options and awards	201	250	188	236

Weighted average common shares outstanding—diluted	38,548	39,880	38,789	40,444

3. New Accounting Standards

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory (Topic 330).” This standard states that inventory within the scope of this update should be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill the contract. The standard’s effective date was originally for fiscal years beginning after December 15, 2016, including interim periods within the reporting period. On April 1, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 and interim periods within annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the new guidance to determine the impact on its consolidated financial statements.

4. Stock-Based Compensation and Stock Awards

During the three months ended September 30, 2015 and 2014, the Company recognized approximately $3.3 million and $3.0 million, respectively, of stock-based compensation expense, which is included in the selling, general and administrative expense line on the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2015 and 2014, stock-based compensation expense totaled $9.8 million and $8.6 million, respectively. No stock-based compensation expense was capitalized during the three and nine months ended September 30, 2015 or 2014.

5. Inventories

Inventories consist of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Raw materials	$102,029	$107,357
Work in progress	105,124	112,514
Finished goods	195,016	207,295

	402,169	427,166
Less: allowance for obsolete and excess inventory	(36,495)	(34,607)

Total inventory	$365,674	$392,559

6. Geographic Areas

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Western Hemisphere
Products	$75,681	$101,833	$250,056	$312,175
Services	23,285	20,397	67,092	55,678
Intercompany	17,002	19,501	41,757	38,856

Total	$115,968	$141,731	$358,905	$406,709

Eastern Hemisphere
Products	$44,955	$53,894	$185,194	$151,631
Services	15,128	17,587	40,387	45,578
Intercompany	549	7,018	5,372	10,517

Total	$60,632	$78,499	$230,953	$207,726

Asia-Pacific
Products	$37,154	$43,100	$86,163	$96,936
Services	5,199	4,939	13,788	14,140
Intercompany	2,492	394	4,881	2,724

Total	$44,845	$48,433	$104,832	$113,800

Summary
Products	$157,790	$198,827	$521,413	$560,742
Services	43,612	42,923	121,267	115,396
Intercompany	20,043	26,913	52,010	52,097
Eliminations	(20,043)	(26,913)	(52,010)	(52,097)

Total	$201,402	$241,750	$642,680	$676,138

Income before income taxes:
Western Hemisphere	$23,536	$34,496	$83,500	$106,666
Eastern Hemisphere	24,386	25,620	69,969	56,794
Asia-Pacific	16,471	13,646	28,960	34,954
Eliminations	203	(567)	6,647	2,639

Total	$64,596	$73,195	$189,076	$201,053

	September 30, 2015	December 31, 2014
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$208,406	$221,597
Eastern Hemisphere	42,946	45,517
Asia-Pacific	55,867	57,923
Eliminations	(2,926)	(2,926)

Total	$304,293	$322,111

Total Assets:
Western Hemisphere	$707,263	$731,448
Eastern Hemisphere	392,007	375,781
Asia-Pacific	356,149	354,329
Eliminations	(17,299)	(12,307)

Total	$1,438,120	$1,449,251

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

General

The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and dependency on the condition of the oil and gas industry. Additionally, the Company’s products are used in potentially hazardous drilling, completion, and production applications that can cause personal injury, product liability, and environmental claims. Although exposure to such risk has not resulted in any significant liabilities or obligations in the past, there can be no assurance that ongoing and future developments will not adversely impact the Company.

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

According to the Energy Information Administration (“EIA”) of the U.S. Department of Energy, Brent Crude oil and Henry Hub natural gas closing and average prices are listed below for the periods covered by this report:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Closing Crude Oil ($/Bbl)	$47.29	$94.67	$47.29	$94.67
Average Crude oil ($/Bbl)	$50.44	$101.90	$55.31	$106.56
Closing Natural gas ($/Mcf)	$2.55	$4.27	$2.55	$4.27
Average Natural gas ($/Mcf)	$2.84	$4.09	$2.89	$4.72

For the quarter ended September 30, 2015, Brent Crude oil closing prices ranged between $41.59 per barrel and $61.73 per barrel with an average quarterly price of $50.44 per barrel, as compared to a range of $94.53 per barrel and $110.84 per barrel with an average quarterly price of $101.90 per barrel for the same period in 2014. For the nine months ended September 30, 2015, Brent Crude oil prices ranged between $41.59 per barrel and $66.33 per barrel with an average price of $55.31 per barrel, as compared to a range of $94.53 per barrel to $115.19 per barrel with an average price of $106.56 per barrel for the same period in 2014. Brent Crude oil prices ended the third quarter of 2015 at $47.29 per barrel and closed at $47.51 per barrel on October 19, 2015. Average crude oil prices for the nine-month periods ended September 30, 2014 and 2015 have dropped approximately 48.1%. The Henry Hub natural gas prices ranged from $2.55 per Mcf to $3.02 per Mcf for the quarter ended September 30, 2015, as compared to a low of $3.89 per Mcf and a high of $4.61 per Mcf for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, Henry Hub prices ranged between $2.55 per Mcf and $3.42 per Mcf with a closing price of $2.55 per Mcf, compared to a range of $3.89 per Mcf to $8.40 per Mcf for the same period in 2014. On October 19, 2015, the Henry Hub natural gas price was $2.51 per Mcf.

According to the October 2015 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are expected to average approximately $53.96 per barrel for 2015 and $58.50 per barrel in 2016. In its October 2015 Oil Market Report, the International Energy Agency projected world demand for oil will be approximately 95.4 million barrels per day in 2015 and 95.7 million barrels per day in 2016. In October 2015, the EIA projected Henry Hub natural gas prices will average $2.89 per Mcf in 2015 and $3.14 per Mcf in 2016.

Rig Count

Detailed below is the average contracted rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the nine months ended September 30, 2015 and 2014. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Nine months ended September 30,
	2015		2014
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	118	69	125	98
Eastern Hemisphere	87	87	100	96
Asia-Pacific	41	252	54	259

Total	246	408	279	453

Source: IHS—Petrodata RigBase – September 30, 2015

According to IHS-Petrodata RigBase, as of September 30, 2015, there were 606 rigs under contract for the Company’s geographic regions (223 floating rigs and 383 jack-up rigs) which represents a 15.5% decrease from the rig count of 717 rigs (274 floating rigs and 443 jack-up rigs) as of December 31, 2014. There was a 16.6% decrease year over year from September 2014 to September 2015. As of September 30, 2014, there were 727 rigs under contract (279 floating rigs and 448 jack-up rigs).

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, at the end of September 2015 and 2014, there were 204 and 237 rigs, respectively, under construction. The expected delivery dates for the rigs under construction at September 30, 2015 are as follows:

	Floating Rigs	Jack-Up Rigs	Total
2015	6	43	49
2016	29	49	78
2017	17	30	47
2018	11	4	15
After 2018 or unspecified delivery date	12	3	15

	75	129	204

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

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Lower crude oil and natural gas prices have resulted in a trend of customers seeking to renegotiate contract terms with the Company, including reductions in the prices of its products and services, extensions of delivery terms and, in some instances, contract cancellations or revisions. In addition, some of the Company’s customers could experience liquidity or solvency issues or could otherwise be unable or unwilling to perform under a contract, which could ultimately lead a customer to enter bankruptcy or otherwise encourage a customer to seek to repudiate, cancel or renegotiate a contract. An extended period of reduced crude oil and natural gas prices may accelerate these trends. If the Company experiences significant contract terminations, suspensions or scope adjustments to its contracts, financial condition, results of operations and cash flows may be adversely impacted.

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

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a continued decline in commodity prices or an extended downturn in the global economy or future restrictions or declines in offshore oil and gas exploration and production could have a negative impact on the Company and/or its backlog. The Company’s backlog at September 30, 2015 was $824 million compared to $974 million at June 30, 2015, approximately $1.2 billion at December 31, 2014, and approximately $1.25 billion at September 30, 2014. The Company’s backlog balance during the first nine months of 2015 has been negatively impacted by purchase order cancellations and revisions totaling approximately $42 million and, due primarily to the strengthening of the U.S. dollar versus the Brazilian real, translation adjustments of approximately $36 million.

In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasileiro S.A. (“Petrobras”), Brazil’s national oil company. The contract was valued at $650 million, net of Brazilian taxes, at exchange rates in effect at that time (approximately $334 million based on the September 30, 2015 exchange rate of 3.97 Brazilian real to 1.00 U.S. dollar) if all the equipment under the contract was ordered. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $97 million have been recognized on this contract through September 30, 2015. As of September 30, 2015, the Company’s backlog included $51 million (at September 30, 2015 exchange rate of 3.97 Brazilian real to 1.00 U.S. dollar) of purchase orders under the Petrobras contract. The Company has not yet recognized revenue of approximately $11 million as of September 30, 2015 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. The Company is in ongoing discussions with Petrobras regarding this contract and does not expect that Petrobras will order all of the equipment under the contract during its current four-year term.

As a result of declining oil prices and the Company’s decreasing backlog, the Company expects its total number of employees worldwide to decrease from 2,720 as of December 31, 2014 to approximately 2,250 as of December 31, 2015 due to employee attrition and workforce reductions.

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

        Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance for installation of the Company’s products, reconditioning services and rental of running tools for installation and retrieval of the Company’s products. For the three months ended September 30, 2015 and 2014, the Company derived 78% and 82%, respectively, of its revenues from the sale of its products and 22% and 18%, respectively, of its revenues from services. For the nine months ended September 30, 2015 and 2014, the Company derived 81% and 83%, respectively, of its revenues from the sale of its products and 19% and 17% of its revenues from services, respectively. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. The Company has substantial international operations, with approximately 63% and 69% of its revenues derived from foreign sales for the three months ended September 30, 2015 and 2014, respectively, and 64% and 63%, for the nine months ended September 30, 2015 and 2014, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 37% and 31% respectively, of the Company’s total revenues for the three months ended September 30, 2015 and 2014 and 36% and 37% for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the nine months ended September 30, 2015, 14 projects representing approximately 16% of the Company’s total revenue and approximately 20% of its product revenues were accounted for using percentage-of-completion accounting, compared to 17 projects representing approximately 10% of the Company’s total revenue and 13% of its product revenue for the first nine months of 2014. For the quarter ended September 30, 2015, there were 9 projects representing approximately 17% of the Company’s total revenues and approximately 22% of its product revenues compared to 14 projects during the third quarter of 2014, which represented approximately 15% of the Company’s total revenues and approximately 18% of its product revenues. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Products	78.3%	82.2%	81.1%	82.9%
Services	21.7	17.8	18.9	17.1

Total revenues:	100.0	100.0	100.0	100.0
Cost of sales:
Products	44.2	47.0	45.6	45.7
Services	9.5	8.9	9.0	9.2

Total cost of sales:	53.7	55.9	54.6	54.9
Selling, general and administrative expenses	8.6	8.8	10.5	10.4
Engineering and product development expenses	5.8	5.2	5.5	5.1

Operating income	31.9	30.1	29.4	29.6
Interest income	0.2	0.1	0.1	0.1

Income before income taxes	32.1	30.2	29.5	29.7
Income tax provision	6.9	7.2	7.1	7.6

Net income	25.2%	23.0%	22.4%	22.1%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In millions)
Revenues:
Products
Subsea equipment	$139.1	$166.4	$467.7	$494.5
Surface equipment	6.7	12.4	18.0	25.1
Offshore rig equipment	12.0	20.0	35.7	41.1

Total products	157.8	198.8	521.4	560.7
Services	43.6	42.9	121.3	115.4

Total revenues	$201.4	$241.7	$642.7	$676.1

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues. Revenues decreased by $40.3 million, or approximately 16.7%, to $201.4 million in the three months ended September 30, 2015 from $241.7 million in the three months ended September 30, 2014. Product revenues decreased by approximately $41.0 million for the three months ended September 30, 2015 compared to the same period in 2014 as a result of decreased revenues of $27.3 million in subsea equipment, $5.7 million in surface equipment and $8.0 million in offshore rig equipment. Product revenues decreased in the Western Hemisphere by $26.2 million, in the Eastern Hemisphere by $8.9 million and $5.9 million in Asia-Pacific. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues increased by approximately $0.7 million as a result of increases of $2.9 million in the Western Hemisphere and $0.3 million in Asia-Pacific, partially offset by a decrease of $2.5 million in the Eastern Hemisphere.

Cost of Sales. Cost of sales decreased by $27.2 million, or approximately 20.1%, to $108.1 million for the three months ended September 30, 2015 from $135.3 million for the same period in 2014. This decrease was primarily due to reduced revenues. As a percentage of revenues, cost of sales were approximately 53.7% and 55.9% for the three-month periods ended September 30, 2015 and 2014, respectively. This change is as a result of a decrease in unabsorbed manufacturing overhead, a reduction in cost of sales as a percentage of service revenues to 44.1% from 50.3% and an increase in service revenues as a percentage of total revenues to 21.7% from 17.8% for the for the three-month periods ended September 30, 2015 and 2014, respectively.

Selling, General and Administrative Expenses. For the three months ended September 30, 2015, selling, general and administrative expenses decreased by approximately $3.5 million, or 16.8%, to $17.3 million from $20.8 million for the same period in 2014. The decrease was mostly attributable to $6.5 million in foreign currency transaction gains for the three months ended September 30, 2015, compared to $4.0 million in foreign currency transaction gains in the third quarter of 2014. The majority of the gain was due to the strengthening of the United States dollar compared to the British pound sterling. Also, personnel and related expenses decreased by $1.0 million due to reductions in headcount. Stock-based compensation expense was approximately $300,000 higher for the three months ended September 30, 2015 as compared to the same period in 2014. Selling, general and administrative expenses as a percentage of revenues decreased to 8.6% in 2015 from 8.8% in 2014.

Engineering and Product Development Expenses. For the three months ended September 30, 2015, engineering and product development expenses decreased by approximately $1.0 million, or 7.9%, to $11.7 million from $12.7 million in the same period of 2014. Engineering and product development expenses have decreased largely due to a reduction in research and development expenditures. Engineering and product development expenses as a percentage of revenues increased to 5.8% in 2015 from 5.2% in 2014 due primarily to reduced revenues.

Income tax provision. Income tax expense for the three months ended September 30, 2015 was $13.8 million on income before taxes of $64.6 million, resulting in an effective income tax rate of approximately 21.4%. Income tax expense for the three months ended September 30, 2014 was $17.5 million on income before taxes of $73.2 million, resulting in an effective tax rate of approximately 23.9%. The decrease in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas which have different income tax rates and an increase in foreign tax credits in the U.S.

Net Income. Net income was approximately $50.8 million for the three months ended September 30, 2015 and $55.7 million for the same period in 2014, for the reasons set forth above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014.

Revenues. Revenues decreased by $33.4 million, or approximately 4.9%, to $642.7 million in the nine months ended September 30, 2015 from $676.1 million in the nine months ended September 30, 2014. Product revenues decreased by approximately $39.3 million for the nine months ended September 30, 2015 compared to the same period in 2014 as a result of decreased revenues of $26.8 million in subsea equipment, $7.1 million in surface equipment and $5.4 million in offshore rig equipment. The majority of the subsea equipment and offshore rig equipment decreases occurred in the Western Hemisphere as activity decreased in the U.S. Gulf of Mexico. Product revenues decreased in the Western Hemisphere by $62.1 million and in Asia-Pacific by $10.8 million, partially offset by an increase of $33.6 in the Eastern Hemisphere. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues increased by approximately $5.9 million from increased service revenues in the Western Hemisphere of $11.4 million, partially offset by a decrease in the Eastern Hemisphere of $5.2 million, and $0.3 million in Asia-Pacific. The majority of the increase in service revenues related to an increase in rental tool revenues.

Cost of Sales. Cost of sales decreased by $20.1 million, or approximately 5.4%, to $350.9 million for the nine months ended September 30, 2015 from $371.0 million for the same period in 2014. As a percentage of revenues, cost of sales were approximately 54.6% and 54.9% for the nine-months ended September 30, 2015 and 2014, respectively. The decrease in cost of sales as a percentage of revenues was minimal.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2015, selling, general and administrative expenses decreased by approximately $2.4 million, or 3.4%, to $67.9 million from $70.3 million for the same period in 2014. The Company experienced approximately $1.1 million in foreign currency transaction gains in the first nine months of 2015 and 2014. Stock-based compensation expense for the first nine months of 2015 was $9.8 million compared to $8.6 million for the same period in 2014. Personnel and related expenses decreased $2.6 million due to reductions in headcount. Also, the State of Rio de Janeiro judicial court awarded the Company $2.3 million in inflation-related credits in the second quarter of 2015. Selling, general and administrative expenses as a percentage of revenues had a slight increase to 10.5% in the first nine months of 2015 as compared to 10.4% for the same period in 2014.

Engineering and Product Development Expenses. For the nine months ended September 30, 2015, engineering and product development expenses increased by $1.0 million, or approximately 2.9%, to $35.3 million from $34.3 million in the same period in 2014. Cost reductions in engineering and product development in the quarter ended September 30, 2015 of approximately $1.0 million in comparison to the quarter ended September 30, 2014, partially reversed the $2.0 million increase for the six months ended June 30, 2015 in comparison with the six months ended June 30, 2014. Engineering and product development expenses as a percentage of revenues totaled 5.5% in 2015 and 5.1% in 2014.

Income tax provision. Income tax expense for the nine months ended September 30, 2015 was $45.4 million on income before taxes of $189.1 million, resulting in an effective income tax rate of approximately 24.0%. Income tax expense for the nine months ended September 30, 2014 was $51.4 million on income before taxes of $201.1 million, resulting in an effective income tax rate of approximately 25.6%. The decrease in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas which have different income tax rates.

Net Income. Net income was approximately $143.7 million for the nine months ended September 30, 2015 and $149.6 million for the same period in 2014, for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) type of activity were as follows:

	Nine months ended September 30,
	2015	2014
	(In thousands)
Operating activities	$158,738	$102,584
Investing activities	(16,563)	(30,621)
Financing activities	(38,902)	(138,088)

	103,273	(66,125)
Effect of exchange rate changes on cash activities	(5,009)	(3,267)

Increase (decrease) in cash and cash equivalents	$98,264	$(69,392)

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

Net cash provided from operating activities increased by $56.2 million for the first nine months of 2015 compared to the same period in 2014, primarily due to an increase in cash from operating assets and liabilities of $70.0 million.

The decrease in cash from operating assets and liabilities for the first nine months of 2015 of $10.1 million primarily reflected a $70.7 million decrease in accounts payable and accrued expenses, partially offset by a decrease in trade receivables of $60.3 million. Trade receivables decreased in 2015 largely due to significant collections attributable to milestone billings on our percentage-of-completion projects in the first quarter of 2015 partially offset by an increase in unbilled receivables. Inventory decreased by approximately $9.0 million due to lower balances in finished goods. Accounts payable and accrued expenses decreased due to a decrease in customer prepayments of $44.3 million from recognition of revenues under the percentage-of-completion method and payments of accrued federal and local taxes.

The decrease in cash from operating assets and liabilities for the first nine months of 2014 of $80.1 million primarily reflected an increase in trade receivables of $55.2 million and an increase in inventory of $44.0 million, partially offset by a $22.1 million increase in accounts payable and accrued expenses. Trade receivables increased in 2014 largely due to increased billings directly attributable to significant milestone billings on our percentage-of-completion projects and an increase in revenues in the third quarter of 2014. Unbilled revenues increased $9.9 million since the end of 2013. Inventory increased due to higher balances in raw materials, work in progress and finished goods to accommodate the higher backlog requirements related to long-term projects. Accounts payable and accrued expenses increased due to purchases of raw materials and an increase in customer prepayments of $12.8 million from billings in excess of revenues.

Capital expenditures by the Company were $16.7 million and $31.2 million in the first nine months of 2015 and 2014, respectively. Capital expenditures in 2015 and 2014 included increased expenditures on machinery and equipment and running tools. The capital expenditures for the first nine months of 2015 were $0.3 million for facilities, $8.7 million for machinery and equipment, $6.4 million for running tools and other expenditures of $1.3 million. The capital expenditures for the first nine months of 2014 were $2.5 million for facilities, $20.3 million for machinery and equipment, $5.3 million for running tools and other expenditures of $3.1 million.

The exercise of stock options generated cash to the Company of $2.0 million in the first nine months of 2015 compared to $1.9 million in the same period of 2014.

On February 26, 2015, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company is authorized to repurchase up to $100 million of its common stock. Under the plan, the Company repurchased and cancelled 351,800 shares at a total cost of $21.0 million during the third quarter of 2015. The repurchase program has no expiration date and any repurchased shares are expected to be cancelled.

As of September 30, 2015, the Company has no commercial lending arrangement or lines of credit. The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, continued significant declines in hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be available and adequate to meet such requirements.

Off-Balance Sheet Arrangements

The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.

Other Matters

From time to time, the Company enters into discussions or negotiations to acquire other businesses or enter into joint ventures. The timing, size or success of any such efforts and the associated potential capital commitments are unpredictable and dependent on market conditions and opportunities existing at the time. The Company may seek to fund all or part of any such efforts with proceeds from debt or equity issuances. Debt or equity financing may not, however, be available at that time due to a variety of events, including, among others, maintenance of the Company’s credit ratings, industry conditions, general economic conditions and market conditions.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our critical accounting policies. During the nine months ended September 30, 2015, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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

The Company experienced a foreign currency pre-tax gain of approximately $6.5 million during the three months ended September 30, 2015 and a $1.1 million pre-tax gain during the nine months ended September 30, 2015, compared to an approximate $4.0 million pre-tax gain and a $1.1 million pre-tax gain during the three and nine months ended September 30, 2014, respectively. These gains in 2015 were primarily due to exchange rate fluctuations between the U.S. dollar and the British pound sterling.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In February 2015, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company is authorized to repurchase up to $100 million of its common stock. The following table summarizes the repurchase and cancellation of common stock during the three months ended September 30, 2015.

Issuer Purchase of Equity Securities

	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Dollar Value (in millions) of Shares that May Yet Be Purchased Under the Program
July 1 – 31, 2015	—	$—	—	$80.1
August 1 – 31, 2015	351,800	59.60	351,800	59.1
September 1 – 30, 2015	—	—	—	59.1

Total	351,800	$59.60	351,800	$59.1

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Dril-Quip, Inc. (the “Company” or “Dril-Quip”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

•	future operating results and cash flow;

•	scheduled, budgeted and other future capital expenditures;

•	working capital requirements;

•	the need for and the availability of expected sources of liquidity;

•	the introduction into the market of the Company’s future products;

•	the market for the Company’s existing and future products;

•	the Company’s ability to develop new applications for its technologies;

•	the exploration, development and production activities of the Company’s customers;

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

•	effects of pending legal proceedings;

•	changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities; and

•	future operations, financial results, business plans and cash needs.

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the following:

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	uncertainties associated with the United States and worldwide economies;

•	uncertainties regarding political tensions in the Middle East, Africa and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	uncertainties regarding future oil and gas exploration and production activities in the U.S. Gulf of Mexico and elsewhere, including new regulations, customs requirements and product testing requirements;

•	operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	project terminations, suspensions or scope adjustments to contracts reflected in the Company’s backlog;

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s reliance on third-party technologies;

•	acquisition and merger activities involving the Company or its competitors;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	terrorist threats or acts, war and civil disturbances; and

•	the interpretation of foreign tax laws with respect to our foreign subsidiaries.

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

Item 6.

(a) Exhibits

The following exhibits are filed herewith:

*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed on May 20, 2014).

*3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated November 25, 2008).

*3.3	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed on May 20, 2014).

*4.1	—	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447).

*4.2	—	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

*10.1	—	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on August 12, 2015).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Blake T. DeBerry.

32.2	—	Section 1350 Certification of Jerry M. Brooks.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Schema Document

101.CAL	—	XBRL Calculation Document

101.DEF	—	XBRL Definition Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

BY:	/s/ Jerry M. Brooks
Jerry M. Brooks,
Vice President—Finance and
Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Signatory)

Date: October 28, 2015