Form 10-K
period 2015-12-31
DRIL-QUIP INC
filed 2016-02-25
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2015, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,895,800,000 based on the closing price of such stock on such date of $75.25.

At February 22, 2016, the number of shares outstanding of registrant’s Common Stock was 37,953,302.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in this report and the following:

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	uncertainties associated with the United States and worldwide economies;

•	uncertainties regarding political tensions in the Middle East, Africa and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	uncertainties regarding future oil and gas exploration and production activities, including new regulations, customs requirements and product testing requirements;

•	operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	project terminations, suspensions or scope adjustments to contracts reflected in the Company’s backlog;

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s reliance on third-party technologies;

•	acquisition and merger activities involving the Company or its competitors;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency;

•	the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	terrorist threats or acts, war and civil disturbances; and

•	the interpretation of foreign tax laws with respect to our foreign subsidiaries.

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as in Macae, Brazil. The Company maintains additional facilities for fabrication and/or reconditioning and rework in Australia, Norway, Denmark, Nigeria, Indonesia, China, Egypt, Ghana and Qatar. The Company’s manufacturing operations are vertically integrated, allowing it to perform substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd., located in Singapore; Dril-Quip do Brasil LTDA, located in Macae, Brazil; and DQ Holdings Pty. Ltd., located in Perth, Australia. Other subsidiaries include Dril-Quip (Ghana) Ltd. located in Takoradi, Ghana, PT DQ Oilfield Services Indonesia located in Jakarta, Indonesia, Dril-Quip (Nigeria) Ltd. located in Port Harcourt, Nigeria, Dril-Quip Egypt for Petroleum Services S.A.E. located in Alexandria, Egypt, Dril-Quip Oilfield Services (Tianjin) Co. Ltd. located in Tianjin, China and Dril-Quip Qatar LLC, located in Doha, Qatar. For additional discussion of our geographic segments, please see Note 10 of Notes to Consolidated Financial Statements.

Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2015 and 2014, the Company generated approximately 63% of its revenues from foreign sales compared to 67% in 2013.

The Company makes available, free of charge on its website, its Annual Report on Form 10-K and quarterly reports on Form 10-Q (in both HTML and XBRL formats), current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such reports with, or furnishes them to, the Securities and Exchange Commission (SEC). The Company’s website address is www.dril-quip.com. Documents and information on the Company’s website, or on any other website, are not incorporated by reference into this Form 10-K. Any materials the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information concerning the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports the Company has filed with the SEC.

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

Overview and Industry Outlook

Both the market for offshore drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. The level of capital expenditures has generally been dependent upon the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, and the ability and/or desire of OPEC and other producing nations to set and maintain production levels and prices. The price of crude oil began to drop sharply during the fourth quarter of 2014, ending the year at $55.27. Crude oil prices continued to drop in 2015, reaching a low of $35.26, and in December 2015, OPEC met and decided not to reduce its 30 million barrel per day production quota. Production at this rate has produced a market oversupply causing prices to continue to decline amid softening demand and global economic weakness. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the availability, expiration date and price of offshore leases, the discovery rate of new oil and gas reserves in offshore areas, technological advances and alternative opportunities to invest in onshore exploration and production operations. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. Declines in oil and gas prices may further adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore, which could have an adverse impact on the Company’s results of operations, financial position and cash flows.

Brent Crude oil prices per barrel for the current and previous two years are summarized below:

	Brent Crude Oil Prices
Year	Low	High	Average	Dec. 31,
2013	$96.84	$118.90	$108.56	$109.95
2014	55.27	115.19	98.97	55.27
2015	35.26	66.33	52.32	36.61

We expect the decrease in Brent Crude oil prices to have a significant effect on major integrated, large independent and foreign national oil and gas companies’ capital expenditure budgets for 2016 and thereafter. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. A continued significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

Products and Services

Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. In 2015, the Company derived 81% of its revenues from the sale of its products and 19% of its revenues from services compared to 83% and 17% in 2014 and 84% and 16% in 2013, respectively.

Products

Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. The Company’s products are used to explore for oil and gas from offshore drilling rigs, such as floating rigs and jack-up rigs, and for drilling and production of oil and gas wells on offshore platforms, tension leg platforms (TLPs), Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers. A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter and is anchored in place. FPSOs are floating production, storage and offloading monohull moored vessels.

Subsea Equipment. Subsea equipment is used in the drilling and production of offshore oil and gas wells around the world. Included in the subsea equipment product line are subsea wellheads, mudline hanger systems, specialty connectors and associated pipe, production riser systems, subsea production trees, liner hangers, subsea control systems and subsea manifolds.

Subsea wellheads are pressure-containing vessels that are sometimes referred to as “wellhead housing” and are made from forged and machined steel grade metal. A casing hanger, also made of steel, lands inside the wellhead housing and suspends casing (pipe) downhole. As drilling depth increases, successively smaller diameter casing strings are installed, each suspended by an independent casing hanger. Subsea wellheads are utilized when drilling from floating drilling rigs, either semi-submersible or drillship types, or TLPs and Spars. The Company’s flagship subsea wellhead, called the SS-15® Subsea Wellhead System, is rated for 15,000 psi internal pressure and is offered to the industry in a variety of configurations. The Company’s newest wellhead product, the SS-20™ BigBore™ 11-H Subsea Wellhead System, is designed to contain higher pressures (20,000 psi) and accommodate additional casing strings installed through a conventional marine riser and a subsea blowout preventer.

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

Services

The Company provides services to customers, including technical advisory assistance and rental tools during installation and retrieval of the Company’s products. The Company also provides rework and reconditioning services on its customer-owned products. These services are provided from the Company’s worldwide locations and represented approximately 19% of revenues in 2015 and 17% in 2014 compared to 16% in 2013.

Technical Advisory Assistance. Dril-Quip does not install products for its customers, but it does provide technical advisory assistance to the customer, if requested, in the installation of its products. The customer is not obligated to utilize these services and may use its own personnel or a third party to perform these services. Technical advisory assistance services performed by the Company are negotiated and sold separately from the Company’s products. These services are not a prerequisite to the sale of the Company’s products as its products are fully functional on a stand alone basis. The Company’s technicians provide assistance in the onsite installation of the Company’s products and are available on a 24-hour call out from the Company’s facilities located in Houston, Texas; Aberdeen, Scotland; Singapore; Macae, Brazil; New Orleans, Louisiana; Perth, Australia; Stavanger, Norway; Esbjerg, Denmark; Port Harcourt, Nigeria; Tianjin, China; Alexandria, Egypt; Takoradi, Ghana; and Doha, Qatar.

Rental. The Company rents running and installation tools for use in installing its products. These tools are required to install and retrieve the Company’s products that are purchased by customers. Rental or purchase of running tools is not a condition of the sale of the Company’s products and is contracted for separately from product sales and other services offered by the Company. Running tools are available from Dril-Quip’s locations in Houston, Texas; Aberdeen, Scotland; Singapore; Macae, Brazil; Stavanger, Norway; Esbjerg, Denmark; Beverwijk, Holland; and Perth, Australia.

Reconditioning. The Company provides reconditioning of its customer-owned products at its facilities in Houston, Texas; Aberdeen, Scotland; Singapore; Macae, Brazil; Perth, Australia; Stavanger, Norway; Esbjerg, Denmark; Port Harcourt, Nigeria; Tianjin, China; Alexandria, Egypt; Takoradi, Ghana; Balikpapan, Indonesia; and Doha, Qatar. The Company does not typically service, repair or recondition its competitors’ products.

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

The Company’s Houston, Aberdeen, Singapore and Macae manufacturing plants are ISO 14001, OHSAS 18001 and ISO 9001:2008 certified. The Houston, Aberdeen, Singapore and Macae plants are also licensed to applicable American Petroleum Institute (API) product specifications and are API Q1, 9th edition compliant. The Metallurgical Laboratory at the Houston operations is ISO 17025 certified. See “Item 2. Properties—Major Manufacturing Facilities.” Dril-Quip works to maintain its high standards of product quality through the use of quality control specialists and the application of APQP. APQP entails concurrent engineering principles to identify and address potential quality concerns early in the product development process. The Company has the capability to manufacture various products from each of its product lines at its major manufacturing facilities and believes that this localized manufacturing capability is essential in order to compete with the Company’s major competitors.

The Company’s manufacturing processes are vertically integrated, providing capability for the majority of its forging and heat treating and essentially all of its machining, fabrication, inspection, assembly and testing to be performed in-house. Dril-Quip recently added a Coordinate Measuring Machine and developed a certified Crack Tip Opening Displacement testing capability at its Houston operations to further improve responsiveness and support customers’ needs. The Company’s primary raw material is cast steel ingots, from which it produces steel shaped forgings at its forging and heat treatment facility in Houston, Texas. The Company routinely purchases steel ingots from multiple suppliers on a purchase order basis and does not have any long-term supply contracts. The Company’s Houston facility provides forgings and heat treatment for its Houston, Aberdeen, Singapore and Macae facilities. The Company’s major competitors depend on outside sources for all or a substantial portion of their forging and heat treatment requirements. The Company has made significant capital investments in developing its vertically integrated manufacturing capability. Prolonged periods of low demand in the market for offshore drilling and production equipment could have a greater effect on the Company than on certain of its competitors that have not made such large capital investments in their facilities.

Dril-Quip’s manufacturing facilities utilize state-of-the-art computer numerically controlled (CNC) machine tools and equipment, which contribute to the Company’s product quality and timely delivery. The Company has also developed a cost effective, in-house machine tool rebuild capability which produces “like new” machine upgrades with customized features to enhance the economic manufacture of its specialized products. The Company purchases quality used machine tools as they become available and stores them at its facilities to be rebuilt and upgraded as the need arises. Rebuilding used machine tools allows for greater customization suitable for manufacturing Dril-Quip proprietary product lines. This strategy provides the added advantage of in-house expertise for repairs and maintenance of these machines. A significant portion of the Company’s manufacturing capacity growth has been through the rebuild/upgrade of quality used machine tools, including the replacement of outdated control systems with state-of-the-art CNC controls.

Customers

The Company’s principal customers are major integrated, large independent and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a portion of the Company’s customer base. The Company’s customers are generally oil and gas companies that are well-known participants in offshore exploration and production.

The Company is not dependent on any one customer or group of customers. In 2015 and 2014, the Company’s top 15 customers represented approximately 61% of total revenues and Chevron and its affiliated companies accounted for approximately 12% and 10%, respectively, of total revenues. In 2013, the Company’s top 15 customers represented approximately 64% of total revenues and Petroleo Brasileiro S.A. (“Petrobras”) and its affiliated companies accounted for approximately 11% of total revenues. No other customer accounted for more than 10% of total revenues in 2015, 2014 or 2013. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to offshore exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

Backlog

Backlog consists of firm customer orders of Dril-Quip products for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s product backlog was approximately $685 million at December 31, 2015 and $1.2 billion at December 31, 2014. The backlog at the end of 2015 represents a decrease of approximately $515 million, or 43%, from the end of 2014. The Company’s backlog balance during 2015 was negatively impacted by purchase order cancellations and revisions totaling approximately $62 million and translation adjustments of approximately $35 million, due primarily to the strengthening of the U.S. dollar versus the Brazilian real. In addition, the current decline in hydrocarbon prices and resulting business environment has resulted in a significant decrease in new customer orders.

The Company expects to fill approximately 60% to 70% of the December 31, 2015 product backlog by December 31, 2016. The remaining backlog at December 31, 2015 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petrobras, Brazil’s national oil company. The contract was valued at $650 million, net of Brazilian taxes, at exchange rates in effect at that time (approximately $340 million based on the December 31, 2015 exchange rate of 3.90 Brazilian real to 1.00 U.S. dollar) if all the equipment under the contract was ordered. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $106 million have been recognized on this contract through December 31, 2015. As of December 31, 2015, the Company’s backlog included $47 million of purchase orders under this Petrobras contract. The Company has not recognized revenue of approximately $9 million as of December 31, 2015 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. The Company is in ongoing discussions with Petrobras regarding this contract and does not expect that Petrobras will order all of the equipment under the contract during its current four-year term. See “Item 1A. Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”

Marketing and Sales

Dril-Quip markets its products and services throughout the world directly through its sales personnel in two domestic and twenty-one international locations. In addition, in certain foreign markets the Company utilizes independent sales agents or representatives to enhance its marketing and sales efforts.

Some of the locations in which Dril-Quip has sales agents or representatives are Trinidad, Brazil, Indonesia, Malaysia, Saudi Arabia and United Arab Emirates. Although they do not have authority to contractually bind the Company, these representatives market the Company’s products in their respective territories in return for sales commissions. The Company advertises its products and services in trade and technical publications targeted to its customer base. The Company also participates in industry conferences and trade shows to enhance industry awareness of its products.

The Company’s customers generally order products on a purchase order basis. Orders, other than those considered to be long-term projects, are typically filled within nine to twelve months after receipt of a purchase order, depending on the type of product and whether it is sold out of inventory or requires some customization. Contracts for certain of the Company’s larger, more complex products, such as subsea production trees, drilling risers and equipment for TLPs and Spars, can take a year or more to complete.

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

A portion of the Company’s business consists of designing, manufacturing and selling equipment, as well as offering technical advisory assistance during installation of the equipment, for major projects pursuant to competitive bids. The number of such projects in any year may fluctuate. The Company’s profitability on such projects is critically dependent on making accurate and cost effective bids and performing efficiently in accordance with bid specifications. Various factors, including availability of raw materials, changes in customer requirements and governmental regulations, can adversely affect the Company’s performance on individual projects, with potential material adverse effects on project profitability.

Product Development and Engineering

The technological demands of the oil and gas industry continue to increase as offshore exploration and drilling expand into more hostile environments. Conditions encountered in these environments include water depths in excess of 10,000 feet, well pressures exceeding 15,000 psi (pounds per square inch), well flowing temperatures beyond 350o F (Fahrenheit) and mixed flows of oil, gas and water that may also be highly corrosive and impact material properties.

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

In the 1980s, the Company introduced its first product, specialty connectors, as well as mudline suspension systems, template systems and subsea wellheads. In the 1990s, the Company introduced a series of new products, including diverters, wellhead connectors, SingleBore™ subsea trees, improved severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling riser systems and TLP and Spar production riser systems. Since 2000, Dril-Quip has introduced multiple new products, including liner hangers, subsea control systems, subsea manifolds and riser tensioners.

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

In 2015, Dril-Quip completed the engineering, manufacture, assembly and test of the first of 18 subsea completion trees and associated installation equipment for a subsea field development project in the North Sea. Further, the Company began the successful installation of the first of these subsea production systems, an event that represented a major production schedule milestone. Additionally, subsea trees were completed and delivered for installation to a subsea field development project off the coast of Trinidad. The Company also began installation of Dry Tree Production Systems to support the production startup of the first TLP in South America. Engineering, manufacture, assembly and test work continued on several additional Dry Tree Projects in the Company’s backlog. The requirements of the equipment in these projects represent significant technological challenges, the development of which is serving to enhance the Company’s overall engineering capabilities.

In an ongoing test program, the Company continued the utilization of its recently constructed high-load horizontal test machine and fatigue test machine for rigorous validation testing of its existing specialty connector product line. Active engineering programs have been initiated in-house to continue development in specialty connector product enhancements as well as new product development. Engineering development efforts are on-going in subsea production systems and capital equipment product lines.

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

Competition

Dril-Quip faces significant competition from other manufacturers and suppliers of exploration and production equipment. Several of its primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than those of the Company and which, in many instances, have been engaged in the manufacturing business for a much longer period of time than the Company. The Company competes principally with GE Oil and Gas (formerly Vetco Gray) and the petroleum production equipment segments of OneSubsea (a Schlumberger, Ltd./Cameron International Corporation joint venture), FMC Technologies, Inc. and Aker Solutions.

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

Employees

The total number of the Company’s employees as of December 31, 2015 was 2,319. Of these, 1,246 were located in the United States. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

In recent years, increased concern has been raised over the protection of the environment. Legislation to regulate emissions of greenhouse gases has been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. In November 2015, the United Nations Climate Change Conference (COP21) was held in Paris with the objective to achieve a legally binding and universal agreement on climate, with the aim of keeping global warming below 2o C (Celsius), from all nations, regardless of size. The Paris Agreement will be open for signing on April 22, 2016 and, if it comes into force, would require countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years beginning in 2020. In November 2014, the United States and China agreed to new targets for carbon emissions reductions. Also, the U.S. Environmental Protection Agency (EPA) has undertaken efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA has expanded its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Moreover, specific design and operational standards apply to U.S. outer continental shelf vessels, rigs, platforms, vehicles, structures and equipment. The U.S. Bureau of Safety and Environmental Enforcement (BSEE) regulates the design and operation of well control and other equipment at offshore production sites, among other requirements. BSEE has adopted stricter requirements for subsea drilling production equipment. In April 2015, BSEE announced a proposed blowout preventer systems and well control rule, which focuses on blowout preventer requirements and includes reforms in well design, well control, casing, cementing, real-time monitoring and subsea containment, among other things. In addition, offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent that new laws or other governmental actions prohibit or restrict offshore drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore drilling industry in particular, the business of the Company could be adversely affected. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations. See “Item 1A. Risk Factors—Our business and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”

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

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of February 20, 2016) and positions of the Company’s executive officers:

Name	Age	Position
Blake T. DeBerry	56	President, Chief Executive Officer and Director
James A. Gariepy	58	Senior Vice President and Chief Operating Officer
Jerry M. Brooks	64	Vice President—Finance and Chief Financial Officer
James C. Webster	46	Vice President, General Counsel and Secretary

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

In this Item 1A. the terms “we,” “our,” “us” and “Dril-Quip” used herein refer to Dril-Quip, Inc. and its subsidiaries unless otherwise indicated or as the context so requires.

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

Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

•	worldwide economic activity;

•	the level of exploration and production activity;

•	interest rates and the cost of capital;

•	environmental regulation;

•	federal, state and foreign policies regarding exploration and development of oil and gas;

•	the ability and/or desire of OPEC to set and maintain production levels and pricing;

•	governmental regulations regarding future oil and gas exploration and production;

•	the cost of exploring and producing oil and gas;

•	the cost of developing alternative energy sources;

•	the availability, expiration date and price of offshore leases;

•	the discovery rate of new oil and gas reserves in offshore areas;

•	the success of drilling for oil and gas in unconventional resource plays such as shale formations;

•	alternative opportunities to invest in onshore exploration and production opportunities;

•	technological advances; and

•	weather conditions.

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to crude oil and natural gas price volatility and are likely to continue to do so in the future. Brent crude oil prices per barrel for the current and previous two years are summarized below:

	Brent Crude Oil Prices
Year	Low	High	Average	Dec. 31,
2013	$96.84	$118.90	$108.56	$109.95
2014	55.27	115.19	98.97	55.27
2015	35.26	66.33	52.32	36.61

We expect continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of our products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. These risks are greater during periods of low or declining commodity prices. Continued significant or prolonged declines in hydrocarbon prices have had, and may continue to have, a material adverse effect on our results of operations.

We may not be able to satisfy technical requirements, testing requirements or other specifications under contracts and contract tenders.

Our products are used in deepwater, harsh environment and severe service applications. Our contracts with customers and customer requests for bids typically set forth detailed specifications or technical requirements for our products and services, which may also include extensive testing requirements. We anticipate that such testing requirements will become more common in our contracts. In addition, recent scrutiny of the offshore drilling industry has resulted in more stringent technical specifications for our products and more comprehensive testing requirements for our products to ensure compliance with such specifications. We cannot assure you that our products will be able to satisfy the specifications or that we will be able to perform the full-scale testing necessary to prove that the product specifications are satisfied in future contract bids or under existing contracts, or that the costs of modifications to our products to satisfy the specifications and testing will not adversely affect our results of operations. If our products are unable to satisfy such requirements, or we are unable to perform any required full-scale testing, our customers may cancel their contracts and/or seek new suppliers, and our business, results of operations, cash flows or financial position may be adversely affected.

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

Our principal customers are major integrated oil and gas companies, large independent and foreign national oil and gas companies in offshore areas throughout the world. Offshore drilling contractors and engineering and construction companies also represent a portion of our customer base. In 2015 and 2014, our top 15 customers represented approximately 61% of total revenues and Chevron and its affiliated companies accounted for approximately 12% and 10%, respectively, of total revenues. In 2013, our top 15 customers represented approximately 64% of total revenues and Petrobras accounted for approximately 11% of total revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could have an adverse effect on our results of operations, financial position and cash flows.

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

We are exposed to the credit risks of our customers, and a general increase in the nonpayment and nonperformance by customers could have an adverse impact on our cash flows, results of operations and financial condition.

Our business is subject to risks of loss resulting from nonpayment or nonperformance by our customers. Certain of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. In an economic downturn, commodity prices typically decline, and the credit markets and availability of credit can be expected to be constrained. Additionally, certain of our customers’ equity values could decline. The combination of lower cash flow due to commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of available debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to pay or otherwise perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Any increase in the nonpayment and nonperformance by our customers could have an adverse impact on our operating results and could adversely affect our liquidity.

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

We can give no assurance that our backlog will remain at current levels. Sales of our products are affected by prices for oil and natural gas, which have fluctuated significantly and may continue to do so in the future. Contracts denominated in foreign currency are also affected by changes in exchange rates, which may have a negative impact on our backlog. When drilling and production levels are depressed, a customer may no longer need the equipment or services currently under contract or may be able to obtain comparable equipment or services at lower prices. As a result, customers may exercise their termination rights or attempt to renegotiate contract terms. Continued declines in oil and natural gas prices could also reduce new customer orders, possibly causing a decline in our future backlog. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.

Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows.

We have substantial international operations, with approximately 63% of our revenues from foreign sales in 2015 and 2014 compared to 67% in 2013. We operate our business and market our products and services in many of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

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

Doing business on a worldwide basis exposes us and our subsidiaries to risks inherent in complying with the laws and regulations of a number of different nations, including various anti-bribery laws. We do business and have operations in a number of developing countries that have relatively underdeveloped legal and regulatory systems compared to more developed countries. Several of these countries are generally perceived as presenting a higher than normal risk of corruption, or as having a culture in which requests for improper payments are not discouraged. Maintaining and administering an effective anti-bribery compliance program under the U.S. Foreign Corrupt Practices Act, the United Kingdom’s Bribery Act of 2010 and similar statutes of other nations in these environments presents greater challenges than is the case in more developed countries.

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

Our foreign subsidiaries also hold significant amounts of cash that may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes of the applicable foreign country if we dividend that cash to us, as we are located in the United States.

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

A portion of our business consists of the designing, manufacturing and selling of our equipment for major projects pursuant to competitive bids, and is performed on a fixed-price basis. Under these contracts, we are typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested changes in order specifications. Our actual costs and any gross profit realized on these fixed-price contracts may vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:

•	errors in estimates or bidding;

•	changes in availability and cost of labor and materials;

•	variations in productivity from our original estimates; and

•	material changes in foreign currency exchange rates.

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

We depend on the services of Blake DeBerry, President and Chief Executive Officer, and James Gariepy, Senior Vice President and Chief Operating Officer. Together, Mr. DeBerry and Mr. Gariepy have over 35 years with the Company and approximately 60 years of relevant industry experience. The loss of either of these officers could have a material adverse effect on our results of operations, financial position and cash flows.

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

Our business and our customers’ businesses may be significantly affected by:

•	federal, state, local and foreign laws and other regulations relating to the oilfield operations, worker safety and the protection of the environment;

•	changes in these laws and regulations;

•	levels of enforcement of these laws and regulations; and

•	interpretation of existing laws and regulations.

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

Various new regulations intended to improve offshore safety systems and environmental protection have been issued since 2010 that have increased the complexity of the drilling permit process and may limit the opportunity for some operators to continue deepwater drilling in the U.S. Gulf of Mexico, which could adversely affect the Company’s financial operations. Third-party challenges to industry operations in the U.S. Gulf of Mexico may also serve to further delay or restrict activities. If the new regulations, policies, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant impairment to expected profitability on projects, they could discontinue or curtail their offshore operations, thereby adversely affecting our financial operations by decreasing demand for our products.

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

Our operations and the operations of our customers are also subject to federal, state, local and foreign laws and regulations relating to the protection of human health and the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. For example, our operations are subject to numerous and complex laws and regulations that, among other things, may regulate the management and disposal of hazardous and non-hazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities and concentrations of various materials that can be released into the environment; limit or prohibit operation activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record-keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. We are required to invest financial and managerial resources to comply with such environmental, health and safety laws and regulations and anticipate that we will continue to be required to do so in the future. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. For example, legislation to regulate emissions of greenhouse gases has been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences, including the United Nations Climate Change Conference in Paris (COP 21) in November 2015, which resulted in the creation of the Paris Agreement. The Paris Agreement will be open for signing on April 22, 2016 and, if it comes into force, would require countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years beginning in 2020. Also, the EPA has undertaken efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA has expanded its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. To date, there has been no significant legislative progress in cap and trade proposals or greenhouse gas emission reductions. The adoption of legislation or regulatory programs to reduce greenhouse gas emissions could also increase the cost of consuming, and thereby reduce demand for, the hydrocarbons that our customers produce. Consequently, such legislation or regulatory programs could have an adverse effect on our financial condition and results of operations. It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impact a new regulatory action might have on us or our customers. Generally, the anticipated regulatory actions do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies that are our competitors. However, our business and prospects could be adversely affected to the extent laws are enacted or modified or other governmental action is taken that prohibits or restricts our customers’ exploration and production activities or imposes environmental protection requirements that result in increased costs to us or our customers.

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

Our business operations depend on our information technology (IT) systems. Despite our security and back-up measures, our IT systems are vulnerable to computer viruses, natural disasters and other disruptions or failures. The failure of our IT systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of our operations and those of our customers, inappropriate disclosure of confidential information, increased overhead costs, loss of intellectual property and damage to our reputation, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to prevent or respond to damage caused by these disruptions or security breaches in the future.

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

We have not paid any dividends in the past and do not intend to pay cash dividends on our common stock in the foreseeable future. Our Board of Directors review this policy on a regular basis in light of our earnings, financial position and market opportunities. We currently intend to retain any earnings for the future operation and development of our business as well as potential stock repurchases or acquisition opportunities.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Major Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas
—Hempstead Highway	175,000	12.9	Owned
—N. Eldridge Parkway	1,722,000	218.0	Owned
Aberdeen, Scotland
—Stoneywood South	222,800	24.1	Owned
—Birchmoss	26,200	0.7	Leased
Singapore	293,200	14.4	Leased
Macae, Brazil	169,600	10.6	Owned

Dril-Quip has manufacturing facilities in Houston, Aberdeen, Singapore and Macae. A majority of the Company’s forging and heat treatment requirements are performed by the Houston facility at Eldridge.

Sales, Service and Reconditioning Facilities

Location(1)	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
New Orleans, Louisiana	1,600	—	Sales/Service
Beverwijk, Holland	32,400	0.8	Sales/Warehouse
Perth and Welshpool, Australia	28,000	2.9	Sales/Service/Reconditioning/Warehouse
Stavanger, Norway	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,100	2.6	Sales/Service/Reconditioning/Warehouse
Port Harcourt, Nigeria	6,600	0.1	Service/Reconditioning/Warehouse
Tianjin, China	12,200	—	Service/Reconditioning/Warehouse
Shekou, China	600	—	Sales
Cairo, Egypt	2,200	—	Sales
Balikpapan, Indonesia	2,000	—	Reconditioning
Alexandria, Egypt	5,200	0.6	Service/Reconditioning/Warehouse
Takoradi, Ghana	2,500	0.8	Service/Reconditioning/Warehouse
Doha, Qatar	8,900	—	Service/Reconditioning/Warehouse

(1)	All facilities are leased except Stavanger, Norway, which is owned.

The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen, Singapore and Macae.

Item 3.	Legal Proceedings

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

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with two additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (“Santo Credits”) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described above. The Company has objected to these assessments on the grounds that they would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. With regard to the December 2010 assessment, the Company’s Brazilian subsidiary filed an appeal with a State of Rio de Janeiro judicial court to annul the tax assessment following a ruling against the Company by the tax administration’s highest council. In connection with that appeal, the Company was required to deposit with the court approximately $3.1 million in December 2014 as the full amount of the assessment with penalties and interest. The Company intends to file a similar appeal in the judicial system with regard to the January 2011 assessment as a result of a recent ruling against the Company by the tax administration’s highest council once that ruling is finalized. The Company believes that these credits are valid and that success in the judicial court process is probable. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.

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

The Company’s common stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the common stock as reported on the New York Stock Exchange for the indicated quarters of fiscal years 2015 and 2014.

	Sales Price ($)
	2015		2014
Quarter Ended	High	Low	High	Low
March 31	$81.13	$65.28	$112.86	$94.99
June 30	81.78	67.56	116.53	99.00
September 30	75.48	53.37	110.23	88.98
December 31	$68.69	$56.87	$93.54	$69.38

There were approximately 130 stockholders of record of the Company’s common stock as of December 31, 2015. This number includes the Company’s employees and directors that hold shares, but does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

The Company has not paid any dividends in the past and does not currently anticipate paying any dividends in the foreseeable future. The Company intends to reinvest any retained earnings for the future operation and development of its business, or to use for potential stock repurchases or acquisition opportunities. The Board of Directors will review this policy on a regular basis in light of the Company’s earnings, financial position and market opportunities.

Information concerning securities authorized for issuance under equity compensation plans is included in Note 12 of Notes to Consolidated Financial Statements.

Repurchase of Equity Securities

On February 26, 2015, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company is authorized to repurchase up to $100 million of its common stock. In the fourth quarter of 2015, the Company repurchased and cancelled 572,700 shares at an average cost of $60.94 per share for a total cost of $34.9 million. As of December 31, 2015, the Company had repurchased and cancelled 1,184,700 shares at an average cost of $63.98 per share for a total cost of $75.8 million. The following table summarizes the repurchase and cancellation of common stock during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Dollar Value (in millions) of Shares that May Yet Be Purchased Under the Program
October 1-31, 2015	—	$—	—	$59.1
November 1-30, 2015	288,900	62.10	288,900	41.2
December 1-31, 2015	283,800	59.73	283,800	24.2

Total	572,700	$60.94	572,700	$24.2

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Products	$685,364	$773,205	$731,617	$610,218	$511,650
Services	158,946	157,752	140,755	122,813	89,692

Total revenues	844,310	930,957	872,372	733,031	601,342
Cost and expenses:
Cost of sales:
Products	382,925	428,125	436,359	384,513	303,995
Services	76,361	85,402	77,547	67,153	57,853

Total cost of sales	459,286	513,527	513,906	451,666	361,848
Selling, general and administrative	88,044	92,762	94,806	82,218	70,510
Engineering and product development	48,145	45,920	40,115	37,455	34,626
Special items	—	—	—	—	4,719

Operating income	248,835	278,748	223,545	161,692	129,639
Interest income	948	667	587	462	418
Interest expense	(12)	(35)	(35)	(32)	(53)

Income before income taxes	249,771	279,380	224,097	162,122	130,004
Income tax provision	57,763	70,668	54,270	42,913	34,737

Net income	$192,008	$208,712	$169,827	$119,209	$95,267

Earnings per common share:
Basic	$5.00	$5.22	$4.18	$2.96	$2.38
Diluted	$4.98	$5.19	$4.16	$2.94	$2.36
Weighted average common shares outstanding:
Basic	38,364	39,964	40,648	40,332	40,071
Diluted	38,531	40,190	40,865	40,523	40,322
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$190,155	$149,313	$162,229	$(8,159)	$101,854
Net cash used in investing activities	(26,655)	(41,571)	(41,873)	(48,999)	(54,187)
Net cash provided by (used in) financing activities	(73,565)	(186,827)	3,367	12,257	5,098
Other Data:
Depreciation and amortization	$30,477	$31,155	$29,340	$26,224	$23,013
Capital expenditures	27,079	42,549	42,633	50,773	56,213

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Working capital	$1,023,483	$928,498	$931,563	$769,299	$648,302
Total assets	1,428,250	1,449,251	1,396,805	1,249,708	1,094,715
Total debt	—	—	—	—	57
Total stockholders’ equity	1,324,458	1,245,192	1,242,018	1,066,432	925,244

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for periods covered by this report:

	Brent Crude Oil Prices
Year	Low	High	Average	Dec. 31,
2013	$96.84	$118.90	$108.56	$109.95
2014	55.27	115.19	98.97	55.27
2015	35.26	66.33	52.32	36.61

According to the February 2016 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average $37.52 per barrel in 2016 and $50.00 in 2017. The International Energy Agency projected the global oil demand to grow by 1.2 million barrels per day in 2016 to a total of 95.7 million barrels per day based on its February 2016 Oil Market Report.

According to the EIA, between January 4, 2016 and February 5, 2016, the price of Brent Crude oil ranged from $26.01 per barrel to $36.28 per barrel, closing at $32.35 per barrel on February 5, 2016.

Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the years ended December 31, 2015, 2014 and 2013. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	2015		2014		2013
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	115	66	125	96	129	89
Eastern Hemisphere	85	84	100	96	94	89
Asia-Pacific	39	248	54	260	50	248

Total	239	398	279	452	273	426

Source: IHS—Petrodata RigBase—December 31, 2015, 2014 and 2013

According to IHS-Petrodata RigBase, as of December 31, 2015, there were 579 rigs contracted for the Company’s geographic regions (217 floating rigs and 362 jack-up rigs), which represents a 19.3% decrease from the rig count of 717 rigs (274 floating rigs and 443 jack-up rigs) as of December 31, 2014. The December 31, 2014 rig count represented a 1.0% decrease from the rig count on December 31, 2013 of 724 rigs (278 floating rigs and 446 jack-up rigs).

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, at the end of 2015, 2014 and 2013, there were 198, 228 and 233 rigs, respectively, under construction. The expected delivery dates for the rigs under construction on December 31, 2015 are as follows:

	Floating Rigs	Jack-Ups	Total
2016	34	89	123
2017	15	29	44
2018	12	6	18
2019	8	2	10
After 2019 or unspecified delivery date	2	1	3

	71	127	198

Regulation

The demand for the Company’s products and services is also affected by laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. The adoption of new laws and regulations, or changes to existing laws or regulations that curtail exploration and development drilling for oil and gas for economic or other policy reasons, could adversely affect the Company’s operations by limiting demand for its products.

Business Environment

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Lower crude oil and natural gas prices have resulted in a trend of customers seeking to renegotiate contract terms with the Company, including reductions in the prices of its products and services, extensions of delivery terms and, in some instances, contract cancellations or revisions. In some cases, a customer may already hold an inventory of the Company’s equipment, which may delay the placement of new orders. In addition, some of the Company’s customers could experience liquidity or solvency issues or could otherwise be unable or unwilling to perform under a contract, which could ultimately lead a customer to enter bankruptcy or otherwise encourage a customer to seek to repudiate, cancel or renegotiate a contract. An extended period of reduced crude oil and natural gas prices may accelerate these trends. If the Company experiences significant contract terminations, suspensions or scope adjustments to its contracts, then its financial condition, results of operations and cash flows may be adversely impacted.

The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. A continued significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations.

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

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. In 2015, the Company derived 81% of its revenues from the sale of its products and 19% of its revenues from services compared to 83% and 17% in 2014 and 84% and 16% in 2013, respectively. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. The Company has substantial international operations, with approximately 63% of its revenues derived from foreign sales in 2015 and 2014 and 67% in 2013. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 37% of the Company’s total revenues for 2015 and 2014 and 33% in 2013.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. During 2015, there were 14 projects that were accounted for using the percentage-of-completion method, which represented approximately 16% of the Company’s total revenues and 19% of the Company’s product revenues. During 2014, there were 17 projects that were accounted for using the percentage-of-completion method, which represented 11% of the Company’s total revenues and 13% of the Company’s product revenues. During 2013, there were 21 projects that were accounted for using the percentage-of-completion method, which represented 15% of the Company’s total revenues and 18% of the Company’s product revenues. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against current earnings because of percentage-of-completion accounting.”

Cost of Sales. The principal elements of cost of sales are labor, raw materials and manufacturing overhead. Cost of sales as a percentage of revenues is influenced by the product mix sold in any particular period, costs from projects accounted for under the percentage-of-completion method, over/under manufacturing overhead absorption and market conditions. The Company’s costs related to its foreign operations do not significantly differ from its domestic costs.

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2015	2014	2013
Revenues:
Products	81.2%	83.1%	83.9%
Services	18.8	16.9	16.1

Total revenues	100.0	100.0	100.0
Cost of sales:
Products	45.4	46.0	50.0
Services	9.0	9.2	8.9

Total cost of sales	54.4	55.2	58.9
Selling, general and administrative	10.5	10.0	10.9
Engineering and product development	5.7	4.9	4.6

Operating income	29.4	29.9	25.6
Interest income	0.1	0.1	0.1

Income before income taxes	29.5	30.0	25.7
Income tax provision	6.8	7.6	6.2

Net income	22.7%	22.4%	19.5%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	2015	2014	2013
	(In millions)
Revenues:
Products
Subsea equipment	$606.9	$684.4	$646.5
Surface equipment	25.6	35.2	35.8
Offshore rig equipment	52.9	53.6	49.3

Total products	685.4	773.2	731.6
Services	158.9	157.8	140.8

Total revenues	$844.3	$931.0	$872.4

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues. Revenues decreased by $86.7 million, or approximately 9.3%, to $844.3 million in 2015 from $931.0 million in 2014. The overall decrease in revenues was impacted by a 12.9% decrease in the average contracted offshore rig count (including floating and jack-up rigs) in 2015 as compared to 2014. Product revenues decreased by approximately $87.8 million for the year ended December 31, 2015 compared to the same period in 2014 as a result of decreased revenues of $77.5 million in subsea equipment, $9.6 million in surface equipment and $0.7 million in offshore rig equipment. Product revenues decreased in the Western Hemisphere by $98.1 million and in Asia-Pacific by $19.4 million, partially offset by a $29.7 million increase in the Eastern Hemisphere. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues increased by approximately $1.1 million resulting from increased service revenues in the Western

Hemisphere of $13.8 million, partially offset by decreases of $6.8 million in the Eastern Hemisphere and $5.9 million in Asia-Pacific. The majority of the increases in service revenues related to increased rental of the Company’s running and installation tools, partially offset by a decrease in technical advisory assistance.

Cost of Sales. Cost of sales decreased by $54.2 million, or 10.6%, to $459.3 million for 2015 from $513.5 million for the same period in 2014. As a percentage of revenues, cost of sales were approximately 54.4% in 2015 and 55.2% in 2014. Cost of sales as a percentage of revenue decreased in 2015 primarily due to changes in the product mix and a reduction in unabsorbed manufacturing overhead expense.

Selling, General and Administrative Expenses. For 2015, selling, general and administrative expenses decreased by approximately $4.8 million, or 5.2%, to $88.0 million from $92.8 million in 2014. The decrease in selling, general and administrative expenses was primarily due to decreases in personnel and related expenses of $5.2 million coupled with foreign currency gains of $5.0 million in 2015 as compared to gains of $4.5 million in 2014. The decrease was offset by an increase in stock-based compensation of $1.2 million to $13.1 million in 2015 from $11.9 million in 2014. Selling, general and administrative expenses as a percentage of revenues were 10.5% in 2015 and 10.0% in 2014.

Engineering and Product Development Expenses. For 2015, engineering and product development expenses increased by approximately $2.2 million, or 4.8%, to $48.1 million from $45.9 million in 2014. Personnel and related expenses increased by $2.0 million. Engineering and product development expenses as a percentage of revenues increased to 5.7% in 2015 from 4.9% in 2014.

Income Tax Provision. Income tax expense for 2015 was $57.8 million on income before taxes of $249.8 million, resulting in an effective income tax rate of approximately 23.1%. Income tax expense in 2014 was $70.7 million on income before taxes of $279.4 million, resulting in an effective tax rate of approximately 25.3%. The decrease in effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates, research and development credits, foreign intellectual property tax benefits and deductions related to domestic manufacturing activities.

Net Income. Net income was approximately $192.0 million in 2015 and $208.7 million in 2014 for the reasons set forth above.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues. Revenues increased by $58.6 million, or approximately 6.7%, to $931.0 million in 2014 from $872.4 million in 2013. The overall increase in revenues was impacted by a 4.6% increase in the average contracted offshore rig count (including floating and jack-up rigs) in 2014 as compared to 2013. Product revenues increased by approximately $41.6 million for the year ended December 31, 2014 compared to the same period in 2013 as a result of increased revenues of $37.9 million in subsea equipment and an increase of $4.3 million in offshore rig equipment, partially offset by a decrease of $0.6 million in surface equipment. The increase in subsea equipment revenue was primarily due to increased revenues of $24.1 million in subsea equipment in the U.S. Gulf of Mexico as numerous subsea equipment orders were completed and shipped. Product revenues increased by $10.2 million in the Western Hemisphere, $19.1 million in the Eastern Hemisphere and $12.3 million in Asia-Pacific. Service revenues increased by approximately $17.0 million resulting from increased service revenues in the Western Hemisphere of $2.2 million, $13.1 million in the Eastern Hemisphere and $1.7 million in Asia-Pacific. The majority of the increases in service revenues related to increased technical advisory assistance services and rental of the Company’s running and installation tools.

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

Income Tax Provision. Income tax expense for 2014 was $70.7 million on income before taxes of $279.4 million, resulting in an effective income tax rate of approximately 25.3%. Income tax expense in 2013 was $54.3 million on income before taxes of $224.1 million, resulting in an effective tax rate of approximately 24.2%. The increase in the effective income tax rate reflects the $1.2 million Research and Development tax credit from the “American Taxpayer Relief Act of 2012” recognized on the 2012 U.S. income tax return, but not recorded until 2013 for financial statement purposes in accordance with accounting principles generally accepted in the United States of America. Also contributing to the increased tax rate is the difference in income tax rates between the Company’s three geographic areas.

Net Income. Net income was approximately $208.7 million in 2014 and $169.8 million in 2013 for the reasons set forth above.

Liquidity and Capital Resources

Cash flows provided by (used in) operations by type of activity were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating activities	$190,155	$149,313	$162,229
Investing activities	(26,655)	(41,571)	(41,873)
Financing activities	(73,565)	(186,827)	3,367

	89,935	(79,085)	123,723
Effect of exchange rate changes on cash activities	(7,304)	(6,566)	3,442

Increase (decrease) in cash and cash equivalents	$82,631	$(85,651)	$127,165

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

Net cash provided by operating activities increased $40.8 million in 2015 compared to 2014, primarily due to increases in operating assets and liabilities of $57.1 million, offset by lower net income of $16.7 million. Net cash provided by operating activities decreased $12.9 million in 2014 compared to 2013, primarily due to decreases in operating assets and liabilities of $54.4 million, offset by higher net income of $38.9 million and non-cash income adjustments of $2.6 million.

Net income decreased by $16.7 million to $192.0 million in 2015 from $208.7 million in 2014. Net income increased by $38.9 million to $208.7 million in 2014 from $169.8 million in 2013. The reasons for the changes in net income are set forth in the “Results of Operations” section above.

The change in operating assets and liabilities of $42.1 million during 2015 primarily reflected a decrease in trade receivables of $36.7 million and a decrease in inventory of $28.5 million. Trade receivables decreased primarily due to increased collection efforts and an overall downward shift of market activities. Inventory decreased due to lower balances in finished goods and an increase in the allowance for excess and slow-moving inventory. Prepaids and other assets increased by $17.9 million mostly from advances to suppliers related to long-term projects. Accounts payable and accrued expenses were lower by approximately $89.4 million which included a decrease of $52.8 million in customer prepayments.

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

Capital expenditures by the Company were $27.1 million, $42.5 million and $42.6 million in 2015, 2014 and 2013, respectively. Capital expenditures in 2015, 2014 and 2013 included expanding worldwide manufacturing facilities as well as increased expenditures on machinery and equipment and running tools. The capital expenditures for 2015 were primarily $1.0 million for facilities, $12.7 million for machinery and equipment, $11.8 million for running tools and other expenditures of $1.6 million. Capital expenditures in 2014 were primarily $3.0 million for facilities, $27.0 million for machinery and equipment, $8.3 million for running tools and other expenditures of $4.2 million. Capital expenditures in 2013 were comprised of $7.2 million for facilities, $23.6 million for machinery and equipment, $7.7 million for running tools and other expenditures of $4.1 million.

The exercise of stock options generated cash to the Company of $2.2 million, $2.8 million and $10.5 million in 2015, 2014, and 2013 respectively. On February 26, 2015, the Company announced that its Board of Directors had authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. The Company repurchased 1,184,700 shares under this plan in 2015 for a total of $75.8 million. Under a share repurchase plan approved by its Board of Directors in 2012, the Company repurchased 869,699 shares, at a total cost of $90.0 million during 2014. On June 12, 2014 the Company announced that its Board of Directors had authorized another stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. The Company repurchased 1,151,603 shares under this plan in 2014 for a total of $100.0 million. All repurchased shares were subsequently cancelled.

The following table presents long-term contractual obligations of the Company and the related payments in total and by year as of December 31, 2015:

	Payments Due by Year
Contractual Obligations	2016	2017	2018	2019	2020	After 2020	Total
	(In millions)
Operating lease obligations	$3.2	$2.1	$1.8	$1.5	$1.3	$4.4	$14.3

In addition to the above, the Company has issued purchase orders in the ordinary course of business for the purchase of goods and services. These purchase orders are enforceable and legally binding. However, none of the Company’s purchase obligations call for deliveries of goods or services for time periods in excess of one year.

The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, continued depressed or a significant future decline in hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be available and adequate to meet such requirements.

Backlog

Backlog consists of firm customer orders of Dril-Quip products for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s product backlog was approximately $685 million at December 31, 2015 and $1.2 billion at December 31, 2014. The backlog at the end of 2015 represents a decrease of approximately $515 million, or 43%, from the end of 2014. The Company’s backlog balance during 2015 has been negatively impacted by purchase order cancellations and revisions totaling approximately $62 million and translation adjustments of approximately $35 million, due primarily to the strengthening of the U.S. dollar versus the Brazilian real. In addition, the current decline in hydrocarbon prices and resulting business environment has resulted in a significant decrease in new customer orders.

The Company expects to fill approximately 60% to 70% of the December 31, 2015 product backlog by December 31, 2016. The remaining backlog at December 31, 2015 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petrobras, Brazil’s national oil company. The contract was valued at $650 million, net of Brazilian taxes, at exchange rates in effect at that time (approximately $340 million based on the December 31, 2015 exchange rate of 3.90 Brazilian real to 1.00 U.S. dollar) if all the equipment under the contract is ordered. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $106 million have been recognized on this contract through December 31, 2015. As of December 31, 2015, the Company’s backlog included $47 million of purchase orders under this Petrobras contract. The Company has not yet recognized revenue of approximately $9 million as of December 31, 2015 for certain items of equipment that were completed but not accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. The Company is in ongoing discussions with Petrobras regarding this contract and does not expect that Petrobras will order all of the equipment under the contract during its current four-year term. See “Item 1A. Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”

Geographic Segments

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as in Macae, Brazil. Revenues for each of these segments are dependent upon the ultimate sale of products and services to the Company’s customers. For information on revenues by geographic segment, see Note 10 of Notes to Consolidated Financial Statements. Revenues of the Western Hemisphere are also influenced by its sale of products to the Eastern Hemisphere and Asia-Pacific segments. Accordingly, the operating incomes of each area are closely tied to third-party sales, and the operating income of the Western Hemisphere is also dependent upon its level of intercompany sales.

Currency Risk

The Company has operations in various countries around the world and conducts business in a number of different currencies other than the U. S. dollar, principally the British pound sterling and the Brazilian real. Our significant foreign subsidiaries may also have monetary assets and liabilities not denominated in their functional currency. These monetary assets and liabilities are exposed to changes in currency exchange rates which may result in non-cash gains and losses primarily due to fluctuations between the U.S. dollar and each subsidiary’s functional currency.

The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contracts. Because of this strategy, the Company does not anticipate such exposure to be material in the future. The Company had, net of income taxes, transaction gains of $3.9 million and $3.4 million in 2015 and 2014, respectively, and transaction losses of $4.6 million in 2013. There is no assurance that the Company will be able to protect itself against such fluctuations in the future.

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

Revenue Recognition

Product revenues

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2015 and 2014, receivables included $70.8 million and $68.0 million of unbilled receivables, respectively. For the year ended December 31, 2015, there were 14 projects representing approximately 16% of the Company’s total revenues and approximately 19% of its product revenues, and 17 projects during 2014 representing approximately 11% of the Company’s total revenues and approximately 13% of its product revenues, which were accounted for using percentage-of-completion accounting.

Revenues not recognized under the percentage-of-completion method

Revenues from the sale of inventory products, not accounted for under the percentage-of-completion method, are recorded at the time the manufacturing processes are complete and ownership is transferred to the customer.

Service revenues

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

Inventories. Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations and approximate actual costs. Inventory purchased from third-party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and slow-moving inventories of $39.2 million and $34.6 million as of December 31, 2015 and 2014, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

New Accounting Standards

In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740).” In an effort to reduce complexity, the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts will no longer be necessary. In the future, all deferred income taxes will be considered noncurrent and will continue to be offset into a single amount within each country. The standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company’s financial statements will be revised to reflect this amendment beginning in the first quarter of 2017.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory (Topic 330).” This standard states that inventory within the scope of this update should be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal and transportation. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill the contract. The standard’s effective date was originally for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. On

April 1, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 and interim periods within annual reporting periods beginning after December 15, 2017. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign currency exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company from December 31, 2014.

Foreign Currency Exchange Rate Risk

Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar, principally the British pound sterling and the Brazilian real. The Company has not experienced significant transaction gains or losses associated with changes in currency exchange rates and does not anticipate such exposure to be material in the future. However, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future. In periods where the dollar is strong as compared to other currencies, it is possible that foreign sales may reflect a decline in profits due to translation. It does not appear the Company’s sales have experienced significant profit declines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Currency Risk” in Item 7 of this report.

The Company uses a sensitivity analysis model to measure the potential impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates for the British pound sterling and the Brazilian real against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would have resulted in a decrease in revenues of approximately $35.5 million and a decrease in net income of approximately $13.5 million for 2015. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Dril-Quip, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Dril-Quip, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 25, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dril-Quip, Inc.

Houston, Texas

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Dril-Quip, Inc. (the “Company”) for the year ended December 31, 2013. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2013 listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Dril-Quip, Inc. for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the financial statement schedule for the year ended December 31, 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Houston, Texas

February 26, 2014

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenues:
Products	$685,364	$773,205	$731,617
Services	158,946	157,752	140,755

Total revenues	844,310	930,957	872,372
Cost and expenses:
Cost of sales:
Products	382,925	428,125	436,359
Services	76,361	85,402	77,547

Total cost of sales	459,286	513,527	513,906
Selling, general and administrative	88,044	92,762	94,806
Engineering and product development	48,145	45,920	40,115

Total costs and expenses	595,475	652,209	648,827

Operating income	248,835	278,748	223,545
Interest income	948	667	587
Interest expense	(12)	(35)	(35)

Income before income taxes	249,771	279,380	224,097
Income tax provision	57,763	70,668	54,270

Net income	$192,008	$208,712	$169,827

Earnings per common share:
Basic	$5.00	$5.22	$4.18

Diluted	$4.98	$5.19	$4.16

Weighted average common shares outstanding:
Basic	38,364	39,964	40,648

Diluted	38,531	40,190	40,865

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$192,008	$208,712	$169,827
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(51,060)	(30,034)	(6,340)

Total comprehensive income	$140,948	$178,678	$163,487

The accompanying notes are an integral part of these consolidated financial statements

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$381,336	$298,705
Trade receivables, net	319,780	373,993
Inventories, net	344,458	392,559
Deferred income taxes	24,613	23,569
Prepaids and other current assets	54,111	38,314

Total current assets	1,124,298	1,127,140
Property, plant and equipment, net	294,251	309,525
Other assets	9,701	12,586

Total assets	$1,428,250	$1,449,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,934	$53,837
Accrued income taxes	14,052	16,903
Customer prepayments	18,388	71,177
Accrued compensation	17,957	21,527
Other accrued liabilities	19,484	35,198

Total current liabilities	100,815	198,642
Deferred income taxes	2,977	5,417

Total liabilities	103,792	204,059

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value at December 31, 2015 and 2014, 37,951,223 and 38,932,508 issued and outstanding at December 31, 2015 and 2014	378	388
Additional paid-in capital	—	16,480
Retained earnings	1,425,344	1,278,528
Accumulated other comprehensive losses	(101,264)	(50,204)

Total stockholders’ equity	1,324,458	1,245,192

Total liabilities and stockholders’ equity	$1,428,250	$1,449,251

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating activities
Net income	$192,008	$208,712	$169,827
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,477	31,155	29,340
Stock-based compensation expense	13,125	11,856	8,900
Loss (gain) on sale of equipment	69	(146)	124
Deferred income taxes	(3,465)	(3,145)	(1,235)
Changes in operating assets and liabilities:
Trade receivables, net	36,729	(102,696)	(17,250)
Inventories, net	28,539	(36,814)	(10,562)
Prepaids and other assets	(17,883)	(13,239)	6,161
Excess tax benefits of stock options and awards	(70)	(558)	(2,863)
Accounts payable and accrued expenses	(89,374)	54,188	(20,213)

Net cash provided by operating activities	190,155	149,313	162,229
Investing activities
Purchase of property, plant and equipment	(27,079)	(42,549)	(42,633)
Proceeds from sale of equipment	424	978	760

Net cash used in investing activities	(26,655)	(41,571)	(41,873)
Financing activities
Repurchase of common stock	(75,805)	(190,234)	(10,002)
Proceeds from exercise of stock options	2,170	2,849	10,506
Excess tax benefits of stock options and awards	70	558	2,863

Net cash provided by (used in) financing activities	(73,565)	(186,827)	3,367
Effect of exchange rate changes on cash activities	(7,304)	(6,566)	3,442

Increase (decrease) in cash and cash equivalents	82,631	(85,651)	127,165
Cash and cash equivalents at beginning of year	298,705	384,356	257,191

Cash and cash equivalents at end of year	$381,336	$298,705	$384,356

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance at December 31, 2012	$405	$179,868	$899,989	$(13,830)	$1,066,432

Foreign currency translation adjustment	—	—	—	(6,340)	(6,340)
Net income	—	—	169,827	—	169,827

Comprehensive income	—	—	—	—	163,487
Options exercised and awards vested (284,653 shares)	3	10,503	—	—	10,506
Stock-based compensation	—	8,900	—	—	8,900
Excess tax benefits—stock options and awards	—	2,695	—	—	2,695
Treasury stock (85,840 shares)	(1)	(10,001)			(10,002)

Balance at December 31, 2013	407	191,965	1,069,816	(20,170)	1,242,018

Foreign currency translation adjustment	—	—	—	(30,034)	(30,034)
Net income	—	—	208,712	—	208,712

Comprehensive income	—	—	—	—	178,678
Options exercised and awards vested (48,523 shares)	1	2,848	—	—	2,849
Stock-based compensation		11,856	—	—	11,856
Excess tax benefits—stock options and awards		25	—	—	25
Treasury stock (2,023,172 shares)	(20)	(190,214)	—	—	(190,234)

Balance at December 31, 2014	388	16,480	1,278,528	(50,204)	1,245,192

Foreign currency translation adjustment	—	—	—	(51,060)	(51,060)
Net income	—	—	192,008	—	192,008

Comprehensive income	—	—	—	—	140,948
Options exercised and awards vested (168,268 shares)		2,170	—	—	2,170
Stock-based compensation	—	13,125	—	—	13,125
Excess tax benefits—stock options and awards	—	(1,172)	—	—	(1,172)
Treasury stock (1,184,700 shares)	(10)	(30,603)	(45,192)	—	(75,805)

Balance at December 31, 2015	$378	$—	$1,425,344	$(101,264)	$1,324,458

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as in Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd., located in Singapore; Dril-Quip do Brasil LTDA, located in Macae, Brazil; and DQ Holdings Pty. Ltd., located in Perth, Australia. Other subsidiaries include Dril-Quip (Ghana) Ltd. located in Takoradi, Ghana, PT DQ Oilfield Services Indonesia located in Jakarta, Indonesia, Dril-Quip (Nigeria) Ltd. located in Port Harcourt, Nigeria, Dril-Quip Egypt for Petroleum Services S.A.E. located in Alexandria, Egypt, Dril-Quip Oilfield Services (Tianjin) Co. Ltd. located in Tianjin, China and Dril-Quip Qatar, LLC located in Doha, Qatar.

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

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations and approximate actual costs. Inventory purchased from third-party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and slow-moving inventories. Inventory reserves of $39.2 million and $34.6 million were recorded as of December 31, 2015 and 2014, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to be generated by the asset, an impairment charge is recognized by reflecting the asset at its fair value. No impairments of long-lived assets were recorded in 2015, 2014 or 2013.

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

Product revenues

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

Under the percentage-of-completion method, billings do not always correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2015 and 2014, receivables included $70.8 million and $68.0 million of unbilled receivables, respectively. For the year ended December 31, 2015, there were 14 projects representing approximately 16% of the Company’s total revenues and approximately 19% of its product revenues, and 17 projects during 2014 representing approximately 11% of the Company’s total revenues and approximately 13% of its product revenues, which were accounted for using percentage-of-completion accounting.

Revenues not recognized under the percentage-of-completion method

Revenues from the sale of inventory products, not accounted for under the percentage-of-completion method, are recorded at the time the manufacturing processes are complete and ownership is transferred to the customer.

Service revenues

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

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. The Company experienced exchange gains of approximately $3.9 million and $3.4 million in 2015 and 2014, respectively, and exchange losses of $4.6 million in 2013, net of income taxes. These amounts are included in selling, general and administrative costs in the Consolidated Statements of Income on a pre-tax basis.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables and payables. The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk primarily include trade receivables. The Company grants credit to its customers, which operate primarily in the oil and gas industry. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential losses, and actual losses have historically been within management’s expectations.

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

3. New Accounting Standards

In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740).” In an effort to reduce complexity the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts will no longer be necessary. In the future, all deferred income taxes will be considered noncurrent and will continue to be offset into a single amount within each country. The standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company’s financial statements will be revised to reflect this amendment beginning in the first quarter of 2017.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory (Topic 330).” This standard states that inventory within the scope of this update should be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal and transportation. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill the contract. The standard’s effective date was originally for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 and interim periods within annual reporting periods beginning after December 15, 2017. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

4. Inventories, net

Inventories consist of the following:

	December 31,
	2015	2014
	(In thousands)
Raw materials and supplies	$101,311	$107,357
Work in progress	104,102	112,514
Finished goods	178,292	207,295

	383,705	427,166
Less: allowance for obsolete and excess inventory	(39,247)	(34,607)

Total inventory	$344,458	$392,559

5. Property, Plant and Equipment, net

Property, plant and equipment consists of:

	Estimated Useful Lives	December 31,
		2015	2014
		(In thousands)
Land and improvements	10-25 years	$27,753	$26,854
Buildings	15-40 years	188,420	194,587
Machinery, equipment and other	3-10 years	351,477	340,279

		567,650	561,720
Less accumulated depreciation		(273,399)	(252,195)

Total property, plant and equipment		$294,251	$309,525

Depreciation expense totaled $30.5 million, $31.2 million and $29.3 million for 2015, 2014 and 2013, respectively.

6. Income Taxes

The Company is required to recognize the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2015, which are the years ended December 31, 2008 through December 31, 2014. The Company has occasionally been assessed interest or penalties by major tax jurisdictions; these assessments historically have not materially impacted the Company’s financial results. Interest expense assessed by tax jurisdictions is included with interest expense and assessed penalties are included in selling, general and administrative expenses.

The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had no uncertain tax positions that required recognition in the consolidated financial statements at December 31, 2015 and 2014. If it is more likely than not that the related tax benefits will not be realized, a valuation allowance would be established to reduce deferred tax assets. As of December 31, 2015 and 2014, the Company determined that a valuation allowance was not necessary.

Income before income taxes consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Domestic	$107,158	$124,571	$98,883
Foreign	142,613	154,809	125,214

Total	$249,771	$279,380	$224,097

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
Federal	$33,017	$43,652	$30,962
Foreign	28,229	30,022	24,543

Total current	61,246	73,674	55,505

Deferred:
Federal	(1,611)	(5,916)	(1,299)
Foreign	(1,872)	2,910	64

Total deferred	(3,483)	(3,006)	(1,235)

Total	$57,763	$70,668	$54,270

The difference between the effective income tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	Year Ended December 31,
	2015	2014	2013
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	(7.3)	(6.0)	(6.0)
Foreign development tax incentive	(1.3)	(1.6)	(2.6)
Manufacturing benefit	(1.4)	(1.7)	(1.4)
Foreign intellectual property tax benefit	(0.8)	(0.0)	(0.0)
Other	(1.1)	(0.4)	(0.8)

Effective income tax rate	23.1%	25.3%	24.2%

As part of the United Kingdom’s (U.K.) growth agenda, the “patent box” tax regime, effective April 1, 2013, was introduced to provide an additional incentive to develop, commercialize and retain innovative patented technology in the U.K. This foreign intellectual property tax benefit enables the Company’s U.K. operations to begin to phase in a corporate tax rate of 10% on profits earned from qualifying products over four years beginning April 1, 2013. The full benefit of the patent box tax regime will become available in April 2017. The Company has recorded in December 2015 a total “patent box” benefit of approximately $2.0 million for the years ended December 31, 2013, 2014 and 2015. It is reasonably possible that the benefit could be reviewed by the U.K. taxing authority and the amount of benefit claimed could be adjusted. However, the Company believes that it is more likely than not that the tax positions taken by the Company, including resolution of any related appeals or litigation, will be sustained upon examination based on the technical merits of the positions and as such, no uncertain tax position has been recognized.

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

	December 31,
	2015	2014
	(In thousands)
Net current deferred tax assets:
Inventory	$11,062	$10,835
Inventory reserve	8,926	8,535
Allowance for doubtful accounts	1,578	1,022
Reserve for accrued liabilities	1,205	510
Other	1,842	2,667

Net current deferred tax assets	24,613	23,569
Net non-current deferred tax liability:
Property, plant and equipment	(10,583)	(11,295)
Stock options	6,898	5,735
Other	708	143

Net non-current deferred tax liabilities	(2,977)	(5,417)

Net deferred tax asset	$21,636	$18,152

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. The estimate of undistributed earnings of the Company’s foreign subsidiaries amounted to $784 million as of December 31, 2015. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

The Company paid $61.7 million, $69.9 million and $41.0 million in income taxes in 2015, 2014 and 2013, respectively.

7. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2015	2014
	(In thousands)
Payroll taxes	$2,639	$3,354
Property, sales and other taxes	7,059	12,702
Commissions payable	1,925	3,917
Accrued vendor costs	3,134	10,162
Other	4,727	5,063

Total	$19,484	$35,198

8. Employee Benefit Plans

The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense was $5.7 million, $5.9 million and $4.9 million in 2015, 2014 and 2013, respectively.

9. Commitments and Contingencies

The Company leases certain offices, shop and warehouse facilities, automobiles and equipment. Total lease expense incurred was $5.1 million, $4.2 million and $3.5 million in 2015, 2014 and 2013, respectively. Future annual minimum lease commitments at December 31, 2015 are as follows: 2016—$3.2 million; 2017—$2.1 million; 2018—$1.8 million; 2019—$1.5 million; 2020—$1.3 million; and thereafter—$4.4 million.

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

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with two additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (“Santo Credits”) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described above. The Company has objected to these assessments on the grounds that they would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. With regard to the December 2010 assessment, the Company’s Brazilian subsidiary filed an appeal with a State of Rio de Janeiro judicial court to annul the tax assessment following a ruling against the Company by the tax administration’s highest council. In connection with that appeal, the Company was required to deposit with the court approximately $3.1 million in December 2014 as the full amount of the assessment with penalties and interest. The Company intends to file a similar appeal in the judicial system with regard to the January 2011 assessment as a result of a recent ruling against the Company by the tax administration’s highest council once that ruling is finalized. The Company believes that these credits are valid and that success in the judicial court process is probable. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.

Since 2007, the Company’s Brazilian subsidiary has paid taxes on the importation of goods directly to the State of Rio de Janeiro and the Company does not expect any similar issues to exist for periods subsequent to 2007.

General

The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and dependency on the condition of the oil and gas industry. Additionally, products of the Company are used in potentially hazardous drilling, completion, and production applications that can cause personal injury, product liability and environmental claims. Although exposure to such risk has not resulted in any significant problems in the past, there can be no assurance that ongoing and future developments will not adversely impact the Company.

The Company is also involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal action, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

10. Geographic Segments

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Revenues:
Western Hemisphere
Products	$332,452	$430,597	$420,439
Services	88,376	74,544	72,328
Intercompany	53,429	55,094	51,767

Total	$474,257	$560,235	$544,534

Eastern Hemisphere
Products	$234,853	$205,185	$186,074
Services	52,963	59,794	46,653
Intercompany	5,799	10,719	1,254

Total	$293,615	$275,698	$233,981

Asia-Pacific
Products	$118,059	$137,423	$125,104
Services	17,607	23,414	21,774
Intercompany	5,124	3,165	9,155

Total	$140,790	$164,002	$156,033

Summary
Products	$685,364	$773,205	$731,617
Services	158,946	157,752	140,755
Intercompany	64,352	68,978	62,176
Eliminations	(64,352)	(68,978)	(62,176)

Total	$844,310	$930,957	$872,372

Income before income taxes:
Western Hemisphere	$112,499	$143,206	$111,498
Eastern Hemisphere	89,349	79,146	49,672
Asia-Pacific	38,155	54,302	55,136
Eliminations	9,768	2,726	7,791

Total	$249,771	$279,380	$224,097

Total Long-Lived Assets:
Western Hemisphere	$208,408	$221,597	$216,104
Eastern Hemisphere	43,449	45,517	43,430
Asia-Pacific	55,021	57,923	59,192
Eliminations	(2,926)	(2,926)	(2,927)

Total	$303,952	$322,111	$315,799

Total Assets:
Western Hemisphere	$677,460	$731,448	$805,399
Eastern Hemisphere	391,672	375,781	316,473
Asia-Pacific	372,823	354,329	292,463
Eliminations	(13,705)	(12,307)	(17,530)

Total	$1,428,250	$1,449,251	$1,396,805

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

In 2015, Chevron and its affiliated companies accounted for approximately 12% of the Company’s total revenues. In 2014, Chevron and its affiliated companies accounted for approximately 10% of the Company’s total revenues and in 2013, Petrobras and its affiliated companies accounted for approximately 11% of the Company’s total revenues. No other customer accounted for more than 10% of the Company’s total revenues in 2015, 2014 or 2013.

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

12. Stock-Based Compensation and Stock Awards

Stock Options

On May 13, 2004, the Company’s stockholders approved the 2004 Incentive Plan of Dril-Quip, Inc. (as amended in 2012 and approved by the Company’s stockholders on May 10, 2012, the “2004 Plan”), which reserved up to 2,696,294 shares of common stock to be used in connection with the 2004 Plan. Persons eligible for awards under the 2004 Plan are employees holding positions of responsibility with the Company or any of its subsidiaries and members of the Board of Directors. Options granted under the 2004 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of common stock subject thereto, beginning on the first anniversary of the date of the grant.

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

Option activity for the year ended December 31, 2015 was as follows:

	Number of Options	Weighted Average Price	Aggregate intrinsic value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	459,247	55.86
Granted	—	—
Exercised	(38,500)	56.37
Forfeited	(5,625)	68.23

Outstanding at December 31, 2015	415,122	$55.64	$3.4	4.2

Exercisable at December 31, 2015	415,122	$55.64	$3.4	4.2

The total intrinsic value of stock options exercised in 2015, 2014 and 2013 was $751,000, $2.0 million and $10.7 million, respectively. The income tax benefit realized from stock options exercised was $263,000, $718,000 and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. There were no anti-dilutive stock option shares on December 31, 2015.

Stock-based compensation is recognized as selling, general and administrative expense in the accompanying Consolidated Statements of Income. During the years ended December 31, 2015, 2014 and 2013, stock-based compensation expense for stock option awards totaled $1.1 million, $2.5 million and $3.4 million, respectively. No stock-based compensation expense was capitalized during 2015, 2014 or 2013.

Options granted to employees vest over four years and the Company recognizes compensation expense on a straight-line basis over the vesting period of the options. At December 31, 2015, there was no unrecognized compensation expense related to nonvested stock options.

Restricted Stock Awards

On October 28, 2015 and 2014, pursuant to the 2004 Plan, the Company awarded officers, directors and key employees restricted stock awards (RSA), which is an award of common stock subject to time vesting. In May 2012, the Board of Directors amended the 2004 Plan to include non-employee directors as eligible for RSAs. The awards issued under the 2004 Plan are restricted as to transference, sale and other disposition. These RSAs vest ratably over a three year period. The RSAs may also vest in case of a change of control. Upon termination, whether voluntary or involuntary, the RSAs that have not vested will be returned to the Company resulting in stock forfeitures. The fair market value of the stock on the date of grant is amortized and charged to selling, general and administrative expense over the stipulated time period over which the RSAs vest on a straight-line basis, net of estimated forfeitures.

The Company’s RSA activity and related information is presented below:

	RSA Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2014	160,154	$93.78
Granted	123,224	66.02
Vested	(79,797)	89.10
Forfeited	(9,985)	96.29

Nonvested balance at December 31, 2015	193,596	$77.91

Restricted stock awards compensation expense for the year ended December 31, 2015 totaled $7.2 million and $6.3 million for 2014 and $3.9 million for 2013. For 2015, 2014 and 2013, the income tax benefit recognized in net income for RSAs was $1.8 million, $2.2 million and $2.0 million, respectively. As of December 31, 2015, there was $14.0 million of total unrecognized compensation cost related to nonvested RSAs, which is expected to be recognized over a weighted average period of 1.6 years. There were 96,100 anti-dilutive restricted shares on December 31, 2015.

Performance Unit Awards

On October 28, 2015 and 2014, the Company awarded 67,346 and 45,729 performance unit awards (Performance Units), respectively, pursuant to the 2004 Plan to officers and key employees. The Performance Units were valued based on a Monte Carlo simulation at $79.00 for 2015 grants and $126.84 for the 2014 grants, approximately 120.2% and 139.4%, respectively, of the grant share price. Under the plan, participants may earn from 0% to 200% of their target award based upon the Company’s relative total share return (TSR) in comparison to the 15 component companies of the Philadelphia Oil Service Index. The TSR is calculated over a three year period from October 1, 2014 and 2015 to September 30, 2017 and 2018 and assumes reinvestment of dividends for companies within the index that pay dividends, which Dril-Quip does not. Assumptions used in the Monte Carlo simulation are as follows:

	2014	2015
Grant date	October 28, 2014	October 28, 2015
Performance period	October 1, 2014 to September 30, 2017	October 1, 2015 to September 30, 2018
Volatility	27.8%	29.5%
Risk-free interest rate	0.8081%	0.9795%
Grant date price	$91.02	$65.72

The Company’s Performance Unit activity and related information is presented below:

	Number of Performance Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance at December 31, 2014	123,786	$113.98
Granted	67,346	79.25
Vested	(48,086)	84.66
Forfeited	(3,478)	114.50

Nonvested balance at December 31, 2015	139,568	$107.31

Performance Unit compensation expense was $4.5 million for the year ended December 31, 2015, $3.1 million for 2014 and $1.6 million for 2013. For 2015, 2014 and 2013, the income tax benefit recognized in net income for Performance Units was $1.1 million, none and none, respectively. As of December 31, 2015, there was $9.3 million of total unrecognized compensation expense related to nonvested Performance Units which is to be recognized over a weighted average period of 1.6 years. There were 57,200 anti-dilutive Performance Units at December 31, 2015.

Director Stock Compensation Awards

In June 2014, the Board of Directors authorized a stock compensation program for the directors pursuant to the 2004 Plan. Under this program, the Directors may elect to receive all or a portion of their fees in the form of restricted stock awards (DSA) in an amount equal to 125% of the fees in lieu of cash. The awards are made quarterly on the first business day after the end of each calendar quarter and vest on January 1 on the second year after the grant date.

The Company DSA activity for December 31, 2015 is presented below:

	DSA Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2014	1,204	$89.40
Granted	6,843	68.73
Vested	(1,885)	72.00
Forfeited	—	—

Nonvested balance at December 31, 2015	6,162	$71.77

Director stock compensation awards expense for 2015 was $328,000 as compared to $21,600 for 2014. For 2015 and 2014, the income tax benefit recognized in net income for DSAs was $41,000 and none, respectively. There was $225,000 of unrecognized compensation expense related to nonvested DSAs, which is expected to be recognized over a weighted average period of one year. There were 450 anti-diluted DSA shares on December 31, 2015.

The following table summarizes information for equity compensation plans in effect as of December 31, 2015:

	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	415,122	$55.64	441,914
Equity compensation plans not approved by stockholders	—	—	—

Total	415,122	$55.64	441,914

(1)	Excludes 199,758 shares of unvested RSAs and DSAs and 139,568 of unvested Performance Units, which were granted pursuant to the 2004 Plan approved by the stockholders.

13. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation.

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Net income	$192,008	$208,712	$169,827

Weighted average basic common shares outstanding	38,364	39,964	40,648
Effect of dilutive securities—stock options and awards	167	226	217

Total shares and dilutive securities	38,531	40,190	40,865

Basic earnings per common share	$5.00	$5.22	$4.18

Diluted earnings per common share	$4.98	$5.19	$4.16

14. Stock Repurchase Plan

On February 26, 2015, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company is authorized to repurchase up to $100 million of its common stock. As of December 31, 2015, the Company had repurchased and cancelled 1,184,700 shares at an average cost of $63.98 per share for a total cost of $75.8 million.

15. Quarterly Results of Operations (Unaudited):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
	(Unaudited)
2015
Revenues	$226,002	$215,276	$201,402	$201,630
Cost of sales	125,138	117,664	108,132	108,352
Gross profit	100,864	97,612	93,270	93,278
Operating income	71,693	52,579	64,255	60,308
Net income	53,664	39,213	50,777	48,354
Earnings per share:
Basic(1)	$1.38	$1.01	$1.32	$1.28
Diluted(1)	1.38	1.01	1.32	1.28
2014
Revenues	$204,073	$230,315	$241,750	$254,819
Cost of sales	110,787	124,993	135,250	142,497
Gross profit	93,286	105,322	106,500	112,322
Operating income	58,567	68,954	72,992	78,235
Net income	42,618	51,324	55,683	59,087
Earnings per share:
Basic(1)	$1.05	$1.27	$1.41	$1.51
Diluted(1)	1.04	1.27	1.40	1.50

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On May 28, 2014, our Audit Committee dismissed BDO USA, LLP (BDO), and appointed PricewaterhouseCoopers LLP (PwC), as Dril-Quip’s independent registered public accounting firm for 2014. The reports of BDO on the Company’s consolidated financial statements as of and for the years ended December 31, 2013 and 2012 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2013 and 2012 and the subsequent interim period through May 28, 2014, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference thereto in their reports on the financial statements for such years. In addition, none of the “reportable events” described in Item 304 of Regulation S-K occurred with respect to the Company during the years ended December 31, 2013 and 2012 and the subsequent interim period through May 28, 2014.

During the years ended December 31, 2013 and 2012 and the subsequent interim period through May 28, 2014, neither the Company nor anyone acting on our behalf consulted PwC regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Dril-Quip’s financial statements; or (2) any matter that was either the subject of a disagreement as defined in Item 304 of Regulation S-K or a “reportable event” as described in Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 44 of this Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2016 Proxy Statement”) for its annual meeting of stockholders to be held on May 13, 2016, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2016 Proxy Statement, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2016 Proxy Statement, which sections are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2016 Proxy Statement, which section is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Public Accounting Firm—Fees” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2016 Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

All financial statements of the registrant are set forth under Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charges to costs and expenses	Recoveries and write offs	Balance at end of period
	(In thousands)
Allowance for doubtful trade receivables
December 31, 2015	$6,241	$5,741	$(4,243)	$7,739
December 31, 2014	2,364	4,832	(955)	6,241
December 31, 2013	2,113	910	(659)	2,364
Allowance for excess and slow moving inventory
December 31, 2015	$34,607	$8,512	$(3,872)	$39,247
December 31, 2014	33,216	3,951	(2,560)	34,607
December 31, 2013	30,426	3,554	(764)	33,216

All other financial schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

(a)(3) Exhibits

Dril-Quip will furnish any exhibit to a stockholder upon payment by the stockholder of the Company’s reasonable expenses to furnish the exhibit.

Exhibit No.	Description

*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2014).

*3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

*3.3	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2014).

*4.1	—	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.2	—	Rights Agreement dated as of November 24, 2008 between Dril-Quip, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

Exhibit No.	Description

*+10.1	—	Employment Agreement between the Company and Mr. DeBerry (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.2	—	Employment Agreement between the Company and Mr. Gariepy (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.3	—	Employment Agreement between the Company and Mr. Brooks (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.4	—	Employment Agreement between the Company and Mr. Webster (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.5	—	Amended and Restated 2004 Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on April 6, 2012).

*+10.6	—	Short-Term Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit B to the Company’s Proxy Statement filed on April 6, 2012).

*+10.7	—	Form of Standard Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2008).

*+10.8	—	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.9	—	Form of Restricted Stock Award Agreement for Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

**+10.10	—	Summary of Executive Officer and Non-employee Director Compensation.

*10.11	—	Contract for Goods and Services dated August 20, 2012 between Petroleo Brasileiro S.A. and Dril-Quip do Brasil LTDA (English translation) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

*+10.12	—	2012 Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2012).

*+10.13	—	Form of Indemnification Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K/A filed on January 18, 2012).

*+10.14	—	2013 Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

*+10.15	—	Stock Compensation Program for Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

*+10.16	—	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2015).

**21.1	—	Subsidiaries of the Registrant.

**23.1	—	Consent of PricewaterhouseCoopers LLP.

**23.2	—	Consent of BDO USA, LLP.

Exhibit No.	Description

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

**32.1	—	Section 1350 Certification of Blake T. DeBerry.

**32.2	—	Section 1350 Certification of Jerry M. Brooks.

**101.INS	—	XBRL Instance Document

**101.SCH	—	XBRL Schema Document

**101.CAL	—	XBRL Calculation Document

**101.DEF	—	XBRL Definition Linkbase Document

**101.LAB	—	XBRL Label Linkbase Document

**101.PRE	—	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
**	Filed with this report.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2016.

DRIL-QUIP, INC.

By:	/S/ BLAKE T. DEBERRY
Blake T. DeBerry President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ JOHN V. LOVOI JOHN V. LOVOI	Chairman of the Board	February 25, 2016

/S/ BLAKE T. DEBERRY BLAKE T. DEBERRY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016

/S/ JERRY M. BROOKS JERRY M. BROOKS	Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2016

/S/ A.P. SHUKIS A.P. SHUKIS	Director	February 25, 2016

/S/ TERENCE B. JUPP TERENCE B. JUPP	Director	February 25, 2016

/S/ STEVEN L. NEWMAN STEVEN L. NEWMAN	Director	February 25, 2016