Form 10-Q
period 2016-03-31
DRIL-QUIP INC
filed 2016-04-26
CIK 1042893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-13439
_______________________________________________________
DRIL-QUIP, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________

DELAWARE	74-2162088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6401 N. ELDRIDGE PARKWAY
HOUSTON, TEXAS
77041
(Address of principal executive offices) (Zip Code)
(713) 939-7711
(Registrant’s telephone number, including area code)
_______________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of April 25, 2016, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 37,957,052.

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements
DRIL-QUIP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$423,366	$381,336
Trade receivables, net	328,060	319,780
Inventories, net	343,073	344,458
Deferred income taxes	24,934	24,613
Prepaids and other current assets	45,183	54,111
Total current assets	1,164,616	1,124,298
Property, plant and equipment, net	294,941	294,251
Other assets	10,901	9,701
Total assets	$1,470,458	$1,428,250
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,509	$30,934
Accrued income taxes	28,143	14,052
Customer prepayments	12,540	18,388
Accrued compensation	11,391	17,957
Other accrued liabilities	19,316	19,484
Total current liabilities	104,899	100,815
Deferred income taxes	2,264	2,977
Total liabilities	107,163	103,792
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value, 37,957,052 and 37,951,223 shares issued and outstanding at March 31, 2016 and December 31, 2015	378	378
Additional paid-in capital	3,334	—
Retained earnings	1,462,113	1,425,344
Accumulated other comprehensive losses	(102,530)	(101,264)
Total stockholders’ equity	1,363,295	1,324,458
Total liabilities and stockholders’ equity	$1,470,458	$1,428,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31,
	2016	2015
	(In thousands, except per share data)
Revenues:
Products	$135,194	$187,524
Services	31,367	38,478
Total revenues	166,561	226,002
Cost and expenses:
Cost of sales:
Products	76,922	106,007
Services	16,174	19,131
Total cost of sales	93,096	125,138
Selling, general and administrative	13,221	16,958
Engineering and product development	10,901	12,213
Total costs and expenses	117,218	154,309
Operating income	49,343	71,693
Interest income	482	49
Interest expense	(4)	(3)
Income before income taxes	49,821	71,739
Income tax provision	13,052	18,075
Net income	$36,769	$53,664
Earnings per common share:
Basic	$0.97	$1.38
Diluted	$0.97	$1.38
Weighted average common shares outstanding:
Basic	37,752	38,773
Diluted	37,847	38,940
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2016	2015
	(In thousands)
Net income	$36,769	$53,664
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,266)	(32,534)
Total comprehensive income	$35,503	$21,130
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2016	2015
	(In thousands)
Operating activities
Net income	$36,769	$53,664
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,775	7,455
Stock-based compensation expense	3,192	3,363
Loss (gain) on sale of equipment	(13)	(63)
Deferred income taxes	(962)	(2,755)
Changes in operating assets and liabilities:
Trade receivables, net	(8,942)	62,837
Inventories, net	1,899	(7,010)
Prepaids and other assets	8,050	(1,259)
Excess tax benefits of stock options and awards	(11)	(24)
Accounts payable and accrued expenses	4,766	(29,139)
Net cash provided by operating activities	52,523	87,069
Investing activities
Purchase of property, plant and equipment	(7,732)	(6,156)
Proceeds from sale of equipment	76	121
Net cash used in investing activities	(7,656)	(6,035)
Financing activities
Repurchase of common stock	—	—
Proceeds from exercise of stock options	155	282
Excess tax benefits of stock options and awards	11	24
Net cash used in financing activities	166	306
Effect of exchange rate changes on cash activities	(3,003)	(5,914)
Increase (decrease) in cash and cash equivalents	42,030	75,426
Cash and cash equivalents at beginning of period	381,336	298,705
Cash and cash equivalents at end of period	$423,366	$374,131
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
The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2016 and the results of operations, comprehensive income and the cash flows for the three-month periods ended March 31, 2016 and 2015. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income and cash flows for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At March 31, 2016 and December 31, 2015, receivables included $61.5 million and $70.8 million of unbilled receivables, respectively. For the quarter ended March 31, 2016, there were 9 projects representing approximately 15% of the Company’s total revenues and approximately 18% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 11 projects during the first quarter of 2015, which represented approximately 15% of the Company’s total revenues and approximately 18% of its product revenues.
Revenues not recognized under the percentage-of-completion method
Revenues from the sale of inventory products, not accounted for under the percentage-of-completion method, are recorded at the time the manufacturing processes are complete and ownership is transferred to the customer.
Service revenues
The Company recognizes service revenues from three sources:

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
In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended March 31,
	2016	2015
	(In thousands)
Weighted average common shares outstanding—basic	37,752	38,773
Dilutive effect of common stock options and awards	95	167
Weighted average common shares outstanding—diluted	37,847	38,940
3. New Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (right of use) and lease obligations (lease liability) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of the new standard on its consolidated financial statements.
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
In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory (Topic 330).” This standard states that inventory within the scope of this update should be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is evaluating the impact of the new standard on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill the contract. The standard’s effective date was originally for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 and interim periods within annual reporting periods beginning after December 15, 2017. The Company is evaluating the impact of the new standard on its consolidated financial statements.
4. Stock-Based Compensation and Stock Awards
During the three months ended March 31, 2016 and 2015, the Company recognized approximately $3.2 million and $3.4 million, respectively, of stock-based compensation expense, which is included in the selling, general and administrative expense line on the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three months ended March 31, 2016 or 2015.

5. Inventories, net
Inventories consist of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Raw materials	$97,107	$101,311
Work in progress	94,474	104,102
Finished goods	191,002	178,292
	382,583	383,705
Less: allowance for obsolete and excess inventory	(39,510)	(39,247)
Net inventory	$343,073	$344,458

6. Geographic Areas

	Three months ended March 31,
	2016	2015
	(In thousands)
Revenues:
Western Hemisphere
Products	$78,600	$91,815
Services	16,993	22,309
Intercompany	10,711	9,985
Total	$106,304	$124,109
Eastern Hemisphere
Products	$33,161	$79,421
Services	13,004	11,642
Intercompany	185	221
Total	$46,350	$91,284
Asia-Pacific
Products	$23,433	$16,288
Services	1,370	4,527
Intercompany	280	1,181
Total	$25,083	$21,996
Summary
Products	$135,194	$187,524
Services	31,367	38,478
Intercompany	11,176	11,387
Eliminations	(11,176)	(11,387)
Total	$166,561	$226,002
Income before income taxes:
Western Hemisphere	$24,956	$32,948
Eastern Hemisphere	16,684	31,708
Asia-Pacific	6,113	3,425
Eliminations	2,068	3,658
Total	$49,821	$71,739

	March 31, 2016	December 31, 2015
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$212,069	$208,408
Eastern Hemisphere	42,332	43,449
Asia-Pacific	54,367	55,021
Eliminations	(2,926)	(2,926)
Total	$305,842	$303,952
Total Assets:
Western Hemisphere	$710,691	$677,460
Eastern Hemisphere	398,324	391,672
Asia-Pacific	380,114	372,823
Eliminations	(18,671)	(13,705)
Total	$1,470,458	$1,428,250

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
In August 2007, the State of Rio de Janeiro served the Company’s Brazilian subsidiary with assessments to collect a state tax on the importation of goods through the State of Espirito Santo from 2002 to 2007 claiming that these taxes were due and payable to it under applicable law. The Company settled these assessments with payments to the State of Rio de Janeiro of $12.2 million in March 2010 and $3.9 million in December 2010. Approximately $7.8 million of these settlement payments were attributable to penalties, interest and amounts that had expired under the statute of limitations so that amount was recorded as an expense. The remainder of the settlement payments generated credits (recorded as a long-term prepaid tax) to be used to offset future state taxes on sales to customers in the State of Rio de Janeiro, which were subject to certification by the tax authorities. During the second quarter of 2015, the tax authorities certified approximately $8.3 million of those credits paid in 2010 and granted an additional $2.3 million in inflation-related credits. The additional amount of credits granted by the tax authorities increased long-term prepaid taxes and decreased selling, general and administrative expenses by $2.3 million.
In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with two additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (“Santo Credits”) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described above. The Company has objected to these assessments on the grounds that they would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. With regard to the December 2010 assessment, the Company’s Brazilian subsidiary has filed an appeal with the relevant State of Rio de Janeiro judicial court to annul the tax assessment following a ruling against the Company by the tax administration’s highest council. In connection with that appeal, the Company was required to deposit with the court approximately $3.1 million in December 2014 as the full amount of the assessment with penalties and interest. The Company intends to file a similar appeal in the judicial system with regard to the January 2011 assessment as a result of a ruling against the Company by the tax administration’s highest council once that ruling is finalized. The Company believes that these credits are valid and that success in the judicial court process is probable. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes therein presented elsewhere herein as well as the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Overview
Dril-Quip designs, manufactures, sells and services highly engineered offshore drilling and production equipment that is well suited for use in deepwater, harsh environment and severe service applications. The Company designs and manufactures subsea equipment, surface equipment and offshore rig equipment for use by major integrated, large independent and foreign national oil and gas companies and drilling contractors in offshore areas throughout the world. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.
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
According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Brent Crude Oil Prices
Three Months Ended	Low	High	Average	Closing
March 31, 2016	$26.01	$40.54	$33.84	$36.75
March 31, 2015	45.13	61.89	53.98	53.69

According to the April 2016 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are expected to average approximately $34.73 per barrel in 2016 and $40.58 per barrel in 2017. In its March 2016 Oil Market Report, the International Energy Agency projected the 2016 global oil demand will grow to 95.8 million barrels per day, a 1.2 million barrels per day increase over 2015.
Rig Count
Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the three months ended March 31, 2016 and 2015. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Three months ended March 31,
	2016		2015
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	97	48	123	75
Eastern Hemisphere	71	73	94	92
Asia-Pacific	30	226	48	256
TOTAL	198	347	265	423

Source: IHS—Petrodata RigBase – March 31, 2016 and 2015
According to IHS-Petrodata RigBase, as of March 31, 2016, there were 540 rigs under contract for the Company’s geographic regions (193 floating rigs and 347 jack-up rigs), which represents a 20.6% decrease from the rig count of 680 rigs (261 floating rigs and 419 jack-up rigs) as of March 31, 2015.
The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its revenues and backlog because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, as of March 31, 2016 and 2015, there were 191 and 214 rigs, respectively, under construction, which represents an approximate 10.7% decline in rigs under construction. The expected delivery dates for the rigs under construction at March 31, 2016 are as follows:

	Floating	Jack-Up
	Rigs	Rigs	Total
2016	22	76	98
2017	22	32	54
2018	11	7	18
2019	12	2	14
After 2019 or unspecified delivery date	2	5	7
	69	122	191
However, given the sustained low level in oil and gas prices and oversupply of offshore drilling rigs, the Company believes it possible that delivery of some rigs under construction could be postponed or cancelled, limiting the opportunity for supply of the Company’s products.
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
Business Environment
Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Lower crude oil and natural gas prices have resulted in a trend of customers seeking to renegotiate contract terms with the Company, including reductions in the prices of its products and services, extensions of delivery terms and, in some instances, contract cancellations or revisions. In some cases, a customer may already hold an inventory of the Company's equipment, which may delay the placement of new orders. In addition, some of the Company’s customers could experience liquidity or solvency issues or could otherwise be unable or unwilling to perform under a contract, which could ultimately lead a customer to enter bankruptcy or otherwise encourage a customer to seek to repudiate, cancel or renegotiate a contract. An extended period of reduced crude oil and natural gas prices may accelerate these trends. If the Company experiences significant contract terminations, suspensions or scope adjustments to its contracts, then its financial condition, results of operations and cash flows may be adversely impacted.
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
The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a continued decline in commodity prices or an extended downturn in the global economy or future restrictions on or declines in offshore oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s backlog at March 31, 2016 was approximately $522 million, compared to approximately $1.1 billion at March 31, 2015 and approximately $685 million at December 31, 2015. The Company’s backlog balance during the first three months of 2016 has been negatively impacted by purchase order cancellations and revisions totaling approximately $63 million, and, due primarily to the strengthening of the Brazilian real versus the U.S. dollar, positively impacted by approximately $3 million in translation adjustments. Of the approximately $63 million in cancellations and revisions during the three months ended March 31, 2016, approximately $52 million was attributable to the cancellation of one contract for wellhead equipment for a development project.
In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasileiro S.A. (“Petrobras”), Brazil’s national oil company. The contract was valued at $650 million, net of Brazilian taxes, at exchange rates in effect at that time (approximately $372 million based on the March 31, 2016 exchange rate of 3.56 Brazilian real to 1.00 U.S. dollar) if all equipment under the contract was ordered. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $113 million have been recognized on this contract through March 31, 2016. As of March 31, 2016, the Company’s backlog included $46 million of purchase orders under this Petrobras contract. The Company has not yet recognized revenue of approximately $12 million as of March 31, 2016 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. The Company is in ongoing discussions with Petrobras regarding this contract and does not expect that Petrobras will order all of the equipment under the contract during its current four-year term.
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
Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. For the three months ended March 31, 2016 and 2015, the Company derived 81% and 83%, respectively, of its revenues from the sale of its products and 19% and 17%, respectively, of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. The Company has substantial international operations, with approximately 57% and 62% of its revenues derived from foreign sales for the three months ended March 31, 2016 and 2015, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 43% and 38% of the Company’s total revenues for the three months ended March 31, 2016 and 2015, respectively.
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
The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the quarter ended March 31, 2016, there were 9 projects representing approximately 15% of the Company’s total revenues and approximately 18% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 11 projects during the first quarter of 2015, which represented approximately 15% of the Company’s total revenues and approximately 18% of its product revenues. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percent complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.
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

Results of Operations
The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended March 31,
	2016	2015
Revenues:
Products	81.2%	83.0%
Services	18.8	17.0
Total revenues:	100.0	100.0
Cost of sales:
Products	46.2	46.9
Services	9.7	8.5
Total cost of sales:	55.9	55.4
Selling, general and administrative expenses	8.0	7.5
Engineering and product development expenses	6.5	5.4
Operating income	29.6	31.7
Interest income	0.3	—
Income before income taxes	29.9	31.7
Income tax provision	7.8	8.0
Net income	22.1%	23.7%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended March 31,
	2016	2015
	(In millions)
Revenues:
Products
Subsea equipment	$121.1	$168.0
Surface equipment	4.1	5.5
Offshore rig equipment	10.0	14.0
Total products	135.2	187.5
Services	31.4	38.5
Total revenues	$166.6	$226.0

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenues. Revenues decreased by $59.4 million, or approximately 26.3%, to $166.6 million in the three months ended March 31, 2016 from $226.0 million in the three months ended March 31, 2015. Product revenues decreased by approximately $52.3 million for the three months ended March 31, 2016 compared to the same period in 2015 as a result of decreased revenues of $46.9 million in subsea equipment, $1.4 million in surface equipment and $4.0 million in offshore rig equipment. Product revenues decreased in the Eastern Hemisphere and the Western Hemisphere by $46.3 million and $13.2 million, respectively, largely due to the decline in oil and gas prices resulting in decreases in the demand for exploration and production equipment, especially subsea equipment. These decreases were offset by an increase in Asia-Pacific product revenues of $7.2 million. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues decreased by approximately $7.1 million resulting from decreased service revenues in the Western Hemisphere of $5.3 million and $3.2 million in Asia-Pacific, partially offset by an increase of $1.4 million in the Eastern Hemisphere. The majority of the decreases in service revenues related to decreased rental of the Company’s running and installation tools, largely due to the decline in oil and gas prices leading to decreased exploration and production activities.

Cost of Sales. Cost of sales decreased by $32.0 million, or approximately 25.6%, to $93.1 million for the three months ended March 31, 2016 from $125.1 million for the same period in 2015 as a result of lower revenues. As a percentage of revenues, cost of sales increased slightly to 55.9% from 55.4% in the three months ended March 31, 2016 as compared to the same period in 2015, primarily as result of pricing concessions.
Selling, General and Administrative Expenses. For the three months ended March 31, 2016, selling, general and administrative expenses decreased by approximately $3.8 million, or 22.1%, to $13.2 million from $17.0 million for the same period in 2015, primarily due to a reduction in personnel and related costs associated with lower headcount. In addition, the Company experienced a pre-tax foreign currency transaction gain of $7.3 million in the first quarter of 2016 compared to a gain of $6.5 million in the first quarter of 2015. Stock award expense totaled $3.2 million for the first quarter of 2016 as compared to $3.4 million in 2015. Selling, general and administrative expenses as a percentage of revenues increased to 8.0% in the first quarter of 2016 from 7.5% in the first quarter of 2015.
Engineering and Product Development Expenses. For the three months ended March 31, 2016, engineering and product development expenses totaled $10.9 million compared to $12.2 million for the same period in 2015, a decrease of $1.3 million, or 10.7%. The majority of the decrease was due to a reduction in personnel and related costs associated with lower headcount. Engineering and product development expenses as a percentage of revenues increased to 6.5% in the first quarter of 2016 from 5.4% in the first quarter of 2015.
Income tax provision. Income tax expense for the three months ended March 31, 2016 was $13.1 million on income before taxes of $49.8 million, resulting in an effective income tax rate of approximately 26.2%. Income tax expense for the three months ended March 31, 2015 was $18.1 million on income before taxes of $71.7 million, resulting in an effective income tax rate of approximately 25.2%. The increase in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates.
Net Income. Net income was approximately $36.8 million for the three months ended March 31, 2016 and $53.7 million for the same period in 2015 for the reasons set forth above.

Liquidity and Capital Resources
Cash flows provided by (used in) type of activity were as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Operating activities	$52,523	$87,069
Investing activities	(7,656)	(6,035)
Financing activities	166	306
	45,033	81,340
Effect of exchange rate changes on cash activities	(3,003)	(5,914)
Increase (decrease) in cash and cash equivalents	$42,030	$75,426

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
Net cash provided by operating activities decreased $34.5 million for the first quarter of 2016 compared to the same period in 2015, primarily due to decreases in operating assets and liabilities of $19.6 million and lower net income of $16.9 million.
The change in operating assets and liabilities for the three months ended March 31, 2016 resulted in a $5.8 million increase in cash. Trade receivables increased $8.9 million primarily due to delays in customer collections from a tightening oil and gas market. Inventory slightly decreased by $1.9 million. Prepaids and other assets decreased by $8.1 million due to decreases in vendor prepayments. Accounts payable and accrued expenses decreased by approximately $4.8 million due to a reduction in customer prepayments of $5.8 million.

The change in operating assets and liabilities for the three months ended March 31, 2015 primarily reflected a decrease in trade receivables of $62.8 million and an increase in inventory of $7.0 million. Trade receivables primarily decreased due to strong collection efforts. Inventory increased due to higher balances in raw materials and work in progress (excluding foreign currency translation) to accommodate the backlog requirements related to long-term projects. Accounts payable and accrued expenses decreased by approximately $29.1 million due to a decrease in customer prepayments of $28.2 million.
Capital expenditures by the Company were $7.7 million and $6.2 million in the three months ended March 31, 2016 and 2015, respectively. The capital expenditures for the first quarter of 2016 were $6.2 million for machinery and equipment and other expenditures of $1.5 million. The capital expenditures for the first quarter of 2015 were $5.6 million for machinery and equipment and other expenditures of $600,000.
The exercise of stock options generated cash to the Company of $155,000 in the first quarter of 2016 as compared to $282,000 in the same period of 2015.
On February 26, 2015, the Company announced that its Board of Directors had authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. The Company repurchased and cancelled 1,184,700 shares under this plan in 2015 for a total cost of $75.8 million. There were no repurchases during the first quarter of 2016. The repurchase program has no expiration date and any repurchased shares are expected to be cancelled.
As of March 31, 2016, the Company has no commercial lending arrangement or lines of credit. The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, continued significant declines in hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be available and adequate to meet such requirements.

Off-Balance Sheet Arrangements
The Company has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.
Other Matters
From time to time, the Company enters into discussions or negotiations to acquire other businesses or enter into joint ventures. The timing, size or success of any such efforts and the associated potential capital commitments are unpredictable and dependent on market conditions and opportunities existing at the time. The Company may seek to fund all or part of any such efforts with proceeds from debt or equity issuances. Debt or equity financing may not, however, be available at that time due to a variety of events, including, among others, the Company’s credit ratings, industry conditions, general economic conditions and market conditions.
Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our critical accounting policies. During the three months ended March 31, 2016, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company from December 31, 2015.
Foreign Exchange Rate Risk
The Company has operations in various countries around the world and conducts business in a number of different currencies. Our significant foreign subsidiaries may also have monetary assets and liabilities not denominated in their functional currency. These monetary assets and liabilities are exposed to changes in currency exchange rates which may result in non-cash gains and losses primarily due to fluctuations between the U.S. dollar and each subsidiary's functional currency.
The Company experienced a foreign currency pre-tax gain of approximately $7.3 million during the three-month period ended March 31, 2016 and a pre-tax gain of $6.5 million in the same quarter of 2015. These gains were primarily due to the exchange rate fluctuations between the U.S. dollar and the British pound sterling.
The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
For a description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 7 to the Notes to Condensed Consolidated Financial Statements.

Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
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
These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the following:

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
____________________________
*    Incorporated herein by reference as indicated.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

Date: April 26, 2016	BY:	/s/ Jerry M. Brooks
Jerry M. Brooks,
Vice President—Finance and
Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Signatory)