Form 10-Q
period 2016-06-30
DRIL-QUIP INC
filed 2016-07-29
CIK 1042893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of July 27, 2016, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 37,570,727.

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements
DRIL-QUIP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$491,729	$381,336
Trade receivables, net	251,075	319,780
Inventories, net	339,862	344,458
Deferred income taxes	26,645	24,613
Prepaids and other current assets	31,280	54,111
Total current assets	1,140,591	1,124,298
Property, plant and equipment, net	293,857	294,251
Deferred income taxes	1,685	—
Other assets	11,717	9,701
Total assets	$1,447,850	$1,428,250
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,311	$30,934
Accrued income taxes	26,894	14,052
Customer prepayments	8,433	18,388
Accrued compensation	14,524	17,957
Other accrued liabilities	16,298	19,484
Total current liabilities	86,460	100,815
Deferred income taxes	2,899	2,977
Total liabilities	89,359	103,792
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value, 37,563,379 and 37,951,223 shares issued and outstanding at June 30, 2016 and December 31, 2015	374	378
Additional paid-in capital	—	—
Retained earnings	1,480,733	1,425,344
Accumulated other comprehensive losses	(122,616)	(101,264)
Total stockholders’ equity	1,358,491	1,324,458
Total liabilities and stockholders’ equity	$1,447,850	$1,428,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues:
Products	$116,048	$176,099	$251,242	$363,623
Services	26,391	39,177	57,758	77,655
Total revenues	142,439	215,276	309,000	441,278
Cost and expenses:
Cost of sales:
Products	65,407	98,349	142,329	204,356
Services	14,474	19,315	30,648	38,446
Total cost of sales	79,881	117,664	172,977	242,802
Selling, general and administrative	5,762	33,633	18,983	50,591
Engineering and product development	11,579	11,400	22,480	23,613
Total costs and expenses	97,222	162,697	214,440	317,006
Operating income	45,217	52,579	94,560	124,272
Interest income	541	165	1,023	214
Interest expense	(10)	(3)	(14)	(6)
Income before income taxes	45,748	52,741	95,569	124,480
Income tax provision	9,611	13,528	22,663	31,603
Net income	$36,137	$39,213	$72,906	$92,877
Earnings per common share:
Basic	$0.96	$1.01	$1.94	$2.40
Diluted	$0.96	$1.01	$1.93	$2.39
Weighted average common shares outstanding:
Basic	37,564	38,686	37,658	38,729
Diluted	37,713	38,888	37,779	38,912
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$36,137	$39,213	$72,906	$92,877
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(20,087)	21,841	(21,352)	(10,693)
Total comprehensive income	$16,050	$61,054	$51,554	$82,184
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2016	2015
	(In thousands)
Operating activities
Net income	$72,906	$92,877
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,500	15,139
Stock-based compensation expense	6,254	6,482
(Gain) loss on sale of equipment	(29)	75
Deferred income taxes	(3,828)	(4,935)
Changes in operating assets and liabilities:
Trade receivables, net	64,200	70,508
Inventories, net	763	3,348
Prepaids and other assets	20,658	(2,958)
Excess tax benefits of stock options and awards	(26)	(57)
Accounts payable and accrued expenses	(13,537)	(67,468)
Net cash provided by operating activities	162,861	113,011
Investing activities
Purchase of property, plant and equipment	(15,276)	(11,204)
Proceeds from sale of equipment	139	136
Net cash used in investing activities	(15,137)	(11,068)
Financing activities
Repurchase of common stock	(24,238)	(19,943)
Proceeds from exercise of stock options	508	1,952
Excess tax benefits of stock options and awards	26	57
Net cash used in financing activities	(23,704)	(17,934)
Effect of exchange rate changes on cash activities	(13,627)	(41)
Increase in cash and cash equivalents	110,393	83,968
Cash and cash equivalents at beginning of period	381,336	298,705
Cash and cash equivalents at end of period	$491,729	$382,673
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
The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2016 and the results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 and the cash flows for the six months ended June 30, 2016 and 2015. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income and cash flows for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
For each project, the Company prepares a detailed analysis of estimated costs, profit margin, completion date and risk factors which include availability of material, production efficiencies and other factors that may impact the project. On a quarterly basis, management reviews the progress of each project, which may result in revisions of previous estimates, including revenue recognition. The Company calculates the percentage complete and applies the percentage to determine the revenues earned and the appropriate portion of total estimated costs. Losses, if any, are recorded in full in the period they become known. Historically, the Company’s estimates of total costs and costs to complete have approximated actual costs incurred to complete the project.
Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At June 30, 2016 and December 31, 2015, receivables included $62.5 million and $70.8 million of unbilled receivables, respectively. For the quarter ended June 30, 2016, there were 6 projects representing approximately 16% of the Company’s total revenues and approximately 19% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 10 projects during the second quarter of 2015, which represented approximately 17% of the Company’s total revenues and approximately 21% of its product revenues. For the six months ended June 30, 2016, there were 10 projects representing approximately 15% of the Company's total revenues and approximately 19% of its product revenues, compared to 13 projects that represented approximately 16% of the Company's total revenues and approximately 19% of its product revenues for the six months ended June 30, 2015, all of which were accounted for using percentage-of-completion accounting.
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
In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Weighted average common shares outstanding—basic	37,564	38,686	37,658	38,729
Dilutive effect of common stock options and awards	149	202	121	183
Weighted average common shares outstanding—diluted	37,713	38,888	37,779	38,912
3. New Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09 “Improvements to Employee Share-Based Payment Accounting (Topic 718).” The standard simplifies several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company is evaluating the impact of the new standard on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (right of use) and lease obligations (lease liability) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of the new standard on its consolidated financial statements.
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

4. Stock-Based Compensation and Stock Awards
The Company recognized approximately $3.1 million of stock-based compensation expense during the three months ended June 30, 2016 and 2015, which is included in the selling, general and administrative expense line on the Condensed Consolidated Statements of Income. For the six months ended June 30, 2016 and 2015, stock-based compensation expense totaled $6.3 million and $6.5 million, respectively. No stock-based compensation expense was capitalized during the three or six months ended June 30, 2016 or 2015.
5. Inventories, net
Inventories consist of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Raw materials	$92,011	$101,311
Work in progress	86,444	104,102
Finished goods	203,459	178,292
	381,914	383,705
Less: allowance for obsolete and excess inventory	(42,052)	(39,247)
Net inventory	$339,862	$344,458

6. Geographic Areas

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
Western Hemisphere
Products	$62,786	$82,560	$141,386	$174,375
Services	16,783	21,498	33,776	43,807
Intercompany	10,505	14,770	21,216	24,755
Total	$90,074	$118,828	$196,378	$242,937
Eastern Hemisphere
Products	$29,913	$60,818	$63,074	$140,239
Services	8,007	13,617	21,011	25,259
Intercompany	22	4,602	207	4,823
Total	$37,942	$79,037	$84,292	$170,321
Asia-Pacific
Products	$23,349	$32,721	$46,782	$49,009
Services	1,601	4,062	2,971	8,589
Intercompany	236	1,208	516	2,389
Total	$25,186	$37,991	$50,269	$59,987
Summary
Products	$116,048	$176,099	$251,242	$363,623
Services	26,391	39,177	57,758	77,655
Intercompany	10,763	20,580	21,939	31,967
Eliminations	(10,763)	(20,580)	(21,939)	(31,967)
Total	$142,439	$215,276	$309,000	$441,278
Income before income taxes:
Western Hemisphere	$14,035	$27,016	$38,991	$59,964
Eastern Hemisphere	25,050	13,875	41,734	45,583
Asia-Pacific	5,110	9,064	11,223	12,489
Eliminations	1,553	2,786	3,621	6,444
Total	$45,748	$52,741	$95,569	$124,480

	June 30, 2016	December 31, 2015
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$217,575	$208,408
Eastern Hemisphere	38,108	43,449
Asia-Pacific	54,503	55,021
Eliminations	(2,927)	(2,926)
Total	$307,259	$303,952
Total Assets:
Western Hemisphere	$691,665	$677,460
Eastern Hemisphere	385,314	391,672
Asia-Pacific	393,128	372,823
Eliminations	(22,257)	(13,705)
Total	$1,447,850	$1,428,250

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
General
The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and dependent on the condition of the oil and gas industry. Additionally, products of the Company are used in potentially hazardous drilling, completion, and production applications that can cause personal injury, product liability and environmental claims. Although exposure to such risk has not resulted in any significant problems in the past, there can be no assurance that ongoing and future developments will not adversely impact the Company.
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
According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended June 30,		Six months ended June 30,
Brent Crude Oil Price per Barrel	2016	2015	2016	2015
Low	$35.88	$55.73	$26.01	$45.13
High	50.73	66.33	50.73	66.33
Average	45.57	61.65	39.80	57.84
Closing	48.05	60.31	48.05	60.31

According to the July 2016 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are expected to average approximately $43.03 per barrel in 2016 and $51.82 per barrel in 2017. In its July 2016 Oil Market Report, the International Energy Agency projected that world demand for oil will be approximately 96.1 million barrels per day in 2016, increasing to 97.4 million barrels per day in 2017.

Rig Count
Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the six months ended June 30, 2016 and 2015. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Six months ended June 30,
	2016		2015
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	93	47	121	73
Eastern Hemisphere	67	70	90	90
Asia-Pacific	30	223	44	257
TOTAL	190	340	255	420

Source: IHS—Petrodata RigBase – June 30, 2016 and 2015
According to IHS-Petrodata RigBase, as of June 30, 2016, there were 504 rigs under contract for the Company’s geographic regions (174 floating rigs and 330 jack-up rigs), which represents a 21.7% decrease from the rig count of 644 rigs (239 floating rigs and 405 jack-up rigs) as of June 30, 2015.
The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its revenues and backlog because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, as of June 30, 2016 and 2015, there were 186 and 209 rigs, respectively, under construction, which represents an approximate 11.0% decline in rigs under construction. The expected delivery dates for the rigs under construction at June 30, 2016 are as follows:

	Floating	Jack-Up
	Rigs	Rigs	Total
2016	19	48	67
2017	25	52	77
2018	11	11	22
2019	9	3	12
After 2019 or unspecified delivery date	3	5	8
	67	119	186

However, given the sustained low level in oil and gas prices and oversupply of offshore drilling rigs, the Company believes it is possible that delivery of some rigs under construction could be postponed or cancelled, limiting the opportunity for supply of the Company’s products.
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
The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a continued decline in commodity prices or an extended downturn in the global economy or future restrictions on or declines in offshore oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s backlog at June 30, 2016 was approximately $460 million, compared to approximately $1.0 billion at June 30, 2015 and approximately $685 million at December 31, 2015. In June 2016, the Company was awarded a contract valued at approximately $40 million to supply subsea drilling and production equipment and related services to Kangean Energy Indonesia, Ltd., a contractor for SKK Migas, for the development of its Terang/Sirasun/Batur gas fields project located offshore Indonesia. Of the $40 million contract, $29 million is related to equipment, which is included in the Company's backlog at June 30, 2016, and $11 million is related to services, which is not included in backlog. The Company's backlog balance during the six months ended June 30, 2016 was positively impacted by $4 million in translation adjustments due primarily to the strengthening of the Brazilian real against the U.S. dollar and negatively impacted by approximately $74 million in cancellations, of which $52 million was attributable to the cancellation of one contract during the first quarter of 2016 for wellhead equipment for a development project.
In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasileiro S.A. (“Petrobras”), Brazil’s national oil company. The contract was valued at $650 million, net of Brazilian taxes, at exchange rates in effect at that time (approximately $413 million based on the June 30, 2016 exchange rate of 3.21 Brazilian real to 1.00 U.S. dollar) if all equipment under the contract was ordered. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $115 million have been recognized on this contract through June 30, 2016. As of June 30, 2016, the Company’s backlog included $49 million of purchase orders under this Petrobras contract. The Company has not yet recognized revenue of approximately $18 million as of June 30, 2016 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. The Company expects to enter into a three-month extension of this Petrobras contract which would extend the term until October 27, 2016 pending the resolution of ongoing discussions regarding a longer term extension. The Company cannot provide assurances that an agreement will be reached on the three-month extension or on a longer term extension or that Petrobras will order all of the equipment under any such contract extension.
As a result of declining oil prices and the Company's decreasing backlog, the Company's total number of employees worldwide decreased from 2,720 as of December 31, 2014 to 2,319 as of December 31, 2015 and to 2,067 as of June 30, 2016 due to employee attrition and workforce reductions.
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
The June 23, 2016 referendum by British voters to exit the European Union (“Brexit”) adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound sterling, as compared to the U.S. dollar and other currencies. Volatility in exchange rates could be expected to continue in the short term as the United Kingdom (U.K.) negotiates its exit from the European Union. A weaker British pound sterling compared to the U.S. dollar during a reporting period would cause local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. Continued

adverse consequences such as deterioration in economic conditions and volatility in currency exchange rates could have a negative impact on the Company's financial position and results of operations.
Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. For the three months ended June 30, 2016 and 2015, the Company derived 81% and 82%, respectively, of its revenues from the sale of its products and 19% and 18%, respectively, of its revenues from services. For the six months ended June 30, 2016 and 2015, the Company derived 81% and 82%, respectively, of its revenues from the sale of its products and 19% and 18%, respectively, of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. The Company has substantial international operations, with approximately 57% and 67%, respectively, of its revenues derived from foreign sales for the three months ended June 30, 2016 and 2015, and 57% and 65%, respectively, for the six months ended June 30, 2016 and 2015. Substantially all of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 43% and 33%, respectively, of the Company’s total revenues for the three months ended June 30, 2016 and 2015 and 43% and 35%, respectively, for the six months ended June 30, 2016 and 2015.
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
The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the six months ended June 30, 2016, 10 projects representing approximately 15% of the Company's total revenues and approximately 19% of its product revenues were accounted for using percentage-of-completion accounting, compared to 13 projects representing approximately 16% of the Company's total revenues and approximately 19% of its product revenues for the first six months 2015. For the quarter ended June 30, 2016, there were 6 projects representing approximately 16% of the Company’s total revenues and approximately 19% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 10 projects during the second quarter of 2015, which represented approximately 17% of the Company’s total revenues and approximately 21% of its product revenues. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs associated with sales and marketing, general corporate overhead, business development expenses, compensation expense, stock-based compensation expense, legal expenses, foreign currency transaction gains and losses and other related administrative functions. The Company’s U.K. subsidiary, whose functional currency is the British pound sterling, conducts a portion of its operations in U.S. dollars. As a result, this subsidiary holds significant monetary assets denominated in U.S. dollars. These monetary assets are subject to changes in exchange rates between the U.S. dollar and the British pound sterling, which has resulted in pre-tax non-cash foreign currency gains during the six months ended June 30, 2016 totaling $22.9 million. The British pound sterling to U.S. dollar exchange rates as of December 31, 2015, March 31, 2016 and June 30, 2016 were 1.48 to 1.00, 1.44 to 1.00 and 1.33 to 1.00, respectively. The Brexit vote, which took place during the second quarter of 2016, resulted in a decline in the value of the British pound sterling, as compared to the U.S. dollar and other currencies.

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

Results of Operations
The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Products	81.5%	81.8%	81.3%	82.4%
Services	18.5	18.2	18.7	17.6
Total revenues:	100.0	100.0	100.0	100.0
Cost of sales:
Products	45.9	45.7	46.1	46.3
Services	10.2	9.0	9.9	8.7
Total cost of sales:	56.1	54.7	56.0	55.0
Selling, general and administrative expenses	4.1	15.6	6.1	11.5
Engineering and product development expenses	8.1	5.3	7.3	5.4
Operating income	31.7	24.4	30.6	28.2
Interest income	0.4	0.1	0.3	—
Income before income taxes	32.1	24.5	30.9	28.2
Income tax provision	6.7	6.3	7.3	7.2
Net income	25.4%	18.2%	23.6%	21.0%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In millions)
Revenues:
Products
Subsea equipment	$100.8	$160.6	$221.9	$328.6
Surface equipment	5.8	5.8	9.9	11.3
Offshore rig equipment	9.4	9.7	19.4	23.7
Total products	116.0	176.1	251.2	363.6
Services	26.4	39.2	57.8	77.7
Total revenues	$142.4	$215.3	$309.0	$441.3

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenues. Revenues decreased by $72.9 million, or approximately 33.8%, to $142.4 million in the three months ended June 30, 2016 from $215.3 million in the three months ended June 30, 2015. Product revenues decreased by approximately $60.1 million for the three months ended June 30, 2016 compared to the same period in 2015 as a result of decreased revenues of $59.8 million in subsea equipment and $0.3 million in offshore rig equipment. Product revenues decreased in the Eastern Hemisphere, Western Hemisphere and Asia-Pacific by $30.9 million, $19.8 million and $9.4 million, respectively, largely due to the decline in oil and gas prices resulting in decreases in the demand for exploration and production equipment, especially subsea equipment. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues decreased by approximately $12.8 million resulting from decreased service revenues of $4.7 million in the Western Hemisphere, $2.5 million in Asia-Pacific and $5.6 million in the Eastern Hemisphere. The majority of the decreases in service revenues related to decreased rental of the Company’s running and installation tools, largely due to the decline in oil and gas prices leading to decreased exploration and production activities.

Cost of Sales. Cost of sales decreased by $37.8 million, or approximately 32.1%, to $79.9 million for the three months ended June 30, 2016 from $117.7 million for the same period in 2015 as a result of lower revenues. As a percentage of revenues, cost of sales increased to 56.1% from 54.7% in the three months ended June 30, 2016 as compared to the same period in 2015, primarily as a result of pricing concessions.
Selling, General and Administrative Expenses. For the three months ended June 30, 2016, selling, general and administrative expenses decreased by approximately $27.8 million, or 82.9%, to $5.8 million from $33.6 million for the same period in 2015. The decrease was due to a significant pre-tax foreign currency transaction gain of $15.4 million in the second quarter of 2016 compared to a loss of $11.8 million in the second quarter of 2015. The transaction gain was caused by a 7.6% decline in the value of the British pound sterling against the U.S. dollar from March 31, 2016 to June 30, 2016 primarily as a result of Brexit. In the second quarter of 2015, the value of the British pound sterling increased by 6.1% as compared to the U.S. dollar. Selling, general and administrative expenses as a percentage of revenues decreased to 4.1% in the second quarter of 2016 from 15.6% in the second quarter of 2015.
Engineering and Product Development Expenses. For the three months ended June 30, 2016, engineering and product development expenses totaled $11.6 million compared to $11.4 million for the same period in 2015, a increase of $0.2 million, or 1.6%. Engineering and product development expenses as a percentage of revenues increased to 8.1% in the second quarter of 2016 from 5.3% in the second quarter of 2015 mainly resulting from the 33.8% decrease in revenues.
Income Tax Provision. Income tax expense for the three months ended June 30, 2016 was $9.6 million on income before taxes of $45.7 million, resulting in an effective income tax rate of approximately 21.0%. Income tax expense for the three months ended June 30, 2015 was $13.5 million on income before taxes of $52.7 million, resulting in an effective income tax rate of approximately 25.6%. The decrease in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates.
Net Income. Net income was approximately $36.1 million for the three months ended June 30, 2016 and $39.2 million for the same period in 2015 for the reasons set forth above.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenues. Revenues decreased by $132.3 million, or approximately 30.0%, to $309.0 million in the six months ended June 30, 2016 from $441.3 million in the six months ended June 30, 2015. Product revenues decreased by approximately $112.4 million for the six months ended June 30, 2016 compared to the same period in 2015 as a result of decreased revenues of $106.7 million in subsea equipment, $1.4 million in surface equipment and $4.3 million in offshore rig equipment. Product revenues decreased in the Eastern Hemisphere, Western Hemisphere and Asia-Pacific by $77.2 million, $33.0 million and $2.2 million, respectively, largely due to the decline in oil and gas prices resulting in decreases in the demand for exploration and production equipment, especially subsea equipment. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues decreased by approximately $19.9 million resulting from decreased service revenues of $10.0 million in the Western Hemisphere, $4.3 million in the Eastern Hemisphere and $5.6 million in Asia-Pacific. The majority of the decreases in service revenues related to decreased rental of the Company’s running and installation tools, largely due to the decline in oil and gas prices leading to decreased exploration and production activities.

Cost of Sales. Cost of sales decreased by $69.8 million, or approximately 28.8%, to $173.0 million for the six months ended June 30, 2016 from $242.8 million for the same period in 2015 as a result of lower revenues. As a percentage of revenues, cost of sales increased slightly to 56.0% from 55.0% in the six months ended June 30, 2016 as compared to the same period in 2015, primarily as a result of pricing concessions.
Selling, General and Administrative Expenses. For the six months ended June 30, 2016, selling, general and administrative expenses decreased by approximately $31.6 million, or 62.5%, to $19.0 million from $50.6 million for the same period in 2015, primarily due to a pre-tax foreign currency transaction gain of $22.7 million in the first six months of 2016 compared to a loss of $5.4 million for the same period in 2015. The foreign exchange gain was caused by a 10.1% decline in the value of the British pound sterling against the U.S. dollar from December 31, 2015 to June 30, 2016 primarily as a result of Brexit. During the first six months of 2015, the value of the British pound sterling strengthened slightly. Stock award expense totaled $6.3 million for the six months ended June 30, 2016 as compared to $6.5 million for the same period in 2015. The remaining decrease is due to a reduction in personnel and related costs associated with workforce reductions. Selling, general and administrative expenses as a percentage of revenues decreased to 6.1% in the first six months of 2016 from 11.4% for the same period in 2015.
Engineering and Product Development Expenses. For the six months ended June 30, 2016, engineering and product development expenses totaled $22.5 million compared to $23.6 million for the same period in 2015, a decrease of $1.1 million, or 4.8%. The majority of the decrease was due to a reduction in personnel and related costs associated with workforce reductions. Engineering and product development expenses as a percentage of revenues increased to 7.3% in the first six months of 2016 from 5.4% for the same period in 2015 mainly resulting from the 30.0% decrease in revenues.
Income Tax Provision. Income tax expense for the six months ended June 30, 2016 was $22.7 million on income before taxes of $95.6 million, resulting in an effective income tax rate of approximately 23.7%. Income tax expense for the six months ended June 30, 2015 was $31.6 million on income before taxes of $124.5 million, resulting in an effective income tax rate of approximately 25.4%. The decrease in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates.
Net Income. Net income was approximately $72.9 million for the six months ended June 30, 2016 and $92.9 million for the same period in 2015 for the reasons set forth above.

Liquidity and Capital Resources
Cash flows provided by (used in) type of activity were as follows:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Operating activities	$162,861	$113,011
Investing activities	(15,137)	(11,068)
Financing activities	(23,704)	(17,934)
	124,020	84,009
Effect of exchange rate changes on cash activities	(13,627)	(41)
Increase (decrease) in cash and cash equivalents	$110,393	$83,968

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
Net cash provided by operating activities increased $49.9 million for the first six months of 2016 compared to the same period in 2015, primarily due to decreases in operating assets and liabilities of $72.1 million offset partially by lower net income of $20.0 million.
The decrease in operating assets and liabilities for the first six months of 2016 was due to a $64.2 million decrease in trade receivables primarily related to increased collection efforts and a decline in revenues. Prepaids and other assets decreased by $20.7 million due to decreases in vendor prepayments and the amortization of miscellaneous prepaid expenses. Accounts payable and accrued expenses decreased by approximately $13.5 million due to a reduction in customer prepayments of $10.0 million and a decrease in accrued compensation of $3.4 million.

The decrease in operating assets and liabilities for the first six months of 2015 of $3.4 million primarily reflected a decrease in trade receivables of $70.5 million, partially offset by a $67.5 million decrease in accounts payable and accrued expenses. Trade receivables decreased in 2015 largely due to significant collections attributable to milestone billings on our percentage-of-completion projects in the first quarter of 2015. Inventory decreased due to lower balances in finished goods. Accounts payable and accrued expenses decreased due to a decrease in customer prepayments from recognition of revenues under the percentage-of-completion method and payments of accrued federal and local taxes.
Capital expenditures by the Company were $15.3 million and $11.2 million in the first six months of 2016 and 2015, respectively. The capital expenditures for the first six months of 2016 were $9.5 million for machinery and equipment, $5.2 million for facilities and $0.6 million for other capital expenditures. The capital expenditures for the first six months of 2015 were primarily $5.3 million for machinery and equipment, $4.9 million for running tools and other expenditures of $1.0 million.
The exercise of stock options generated cash to the Company of $0.5 million in the first six months of 2016 as compared to $2.0 million in the same period of 2015.
On February 26, 2015, the Company announced that its Board of Directors had authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. The Company repurchased and cancelled 1,184,700 shares under this plan in 2015 for a total cost of $75.8 million. During the second quarter of 2016, the Company completed the stock repurchase program by repurchasing and canceling 400,500 shares under this plan for a total cost of $24.2 million.

On July 26, 2016, the Board of Directors authorized a new stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. No repurchases have been made pursuant to this plan.
As of June 30, 2016, the Company has no commercial lending arrangement or lines of credit. The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, continued significant declines in hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be available and adequate to meet such requirements.
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
Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our critical accounting policies. During the six months ended June 30, 2016, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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
The Company experienced a foreign currency pre-tax gain of approximately $15.4 million during the three months ended June 30, 2016 and a pre-tax gain of $22.7 million during the six months ended June 30, 2016, compared to approximately $11.8 million and $5.4 million in pre-tax losses during the three and six months ended June 30, 2015, respectively. These gains and losses were primarily due to the exchange rate fluctuations between the U.S. dollar and the British pound sterling.
The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
In February 2015, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company is authorized to repurchase up to $100 million of its common stock. The following table summarizes the repurchase and cancellation of common stock under that plan during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Dollar Value (in millions) of Shares that May Yet Be Purchased Under the Program
April 2016	—	$—	—	$24.2
May 2016	345,600	60.56	345,600	3.3
June 2016	54,900	60.21	54,900	—
Total	400,500	$60.51	400,500	$—

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

•	project terminations, suspensions or scope adjustments to contracts reflected in the Company’s backlog;

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s reliance on third-party technologies;

•	acquisition and merger activities involving the Company or its competitors;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency, including those attributable to Brexit;

•	the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	terrorist threats or acts, war and civil disturbances; and

•	the interpretation of foreign tax laws with respect to our foreign subsidiaries.
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

DRIL-QUIP, INC.

Date: July 29, 2016	BY:	/s/ Jerry M. Brooks
Jerry M. Brooks,
Vice President—Finance and
Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Signatory)