Form 10-Q
period 2016-09-30
DRIL-QUIP INC
filed 2016-10-27
CIK 1042893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of October 26, 2016, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 37,581,391.

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements
DRIL-QUIP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$542,630	$381,336
Trade receivables, net	221,601	319,780
Inventories, net	351,133	344,458
Deferred income taxes	25,701	24,613
Prepaids and other current assets	16,987	54,111
Total current assets	1,158,052	1,124,298
Property, plant and equipment, net	290,139	294,251
Deferred income taxes	2,158	—
Other assets	11,711	9,701
Total assets	$1,462,060	$1,428,250
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,669	$30,934
Accrued income taxes	24,334	14,052
Customer prepayments	7,842	18,388
Accrued compensation	12,799	17,957
Other accrued liabilities	18,140	19,484
Total current liabilities	86,784	100,815
Deferred income taxes	2,881	2,977
Total liabilities	89,665	103,792
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value, 37,576,727 and 37,951,223 shares issued and outstanding at September 30, 2016 and December 31, 2015	374	378
Additional paid-in capital	3,556	—
Retained earnings	1,499,934	1,425,344
Accumulated other comprehensive losses	(131,469)	(101,264)
Total stockholders’ equity	1,372,395	1,324,458
Total liabilities and stockholders’ equity	$1,462,060	$1,428,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues:
Products	$101,277	$157,790	$352,519	$521,413
Services	22,363	43,612	80,121	121,267
Total revenues	123,640	201,402	432,640	642,680
Cost and expenses:
Cost of sales:
Products	63,879	88,923	206,208	293,279
Services	13,754	19,209	44,402	57,655
Total cost of sales	77,633	108,132	250,610	350,934
Selling, general and administrative	12,504	17,280	31,487	67,871
Engineering and product development	10,570	11,735	33,050	35,348
Total costs and expenses	100,707	137,147	315,147	454,153
Operating income	22,933	64,255	117,493	188,527
Interest income	945	345	1,968	559
Interest expense	(1)	(4)	(15)	(10)
Income before income taxes	23,877	64,596	119,446	189,076
Income tax provision	4,864	13,819	27,527	45,422
Net income	$19,013	$50,777	$91,919	$143,654
Earnings per common share:
Basic	$0.51	$1.32	$2.45	$3.72
Diluted	$0.51	$1.32	$2.44	$3.70
Weighted average common shares outstanding:
Basic	37,371	38,347	37,562	38,601
Diluted	37,554	38,548	37,699	38,789
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$19,013	$50,777	$91,919	$143,654
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(8,852)	(33,099)	(30,204)	(43,792)
Total comprehensive income	$10,161	$17,678	$61,715	$99,862
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2016	2015
	(In thousands)
Operating activities
Net income	$91,919	$143,654
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,092	22,777
Stock-based compensation expense	9,442	9,794
(Gain) loss on sale of equipment	(93)	73
Deferred income taxes	(3,435)	(7,420)
Changes in operating assets and liabilities:
Trade receivables, net	92,075	60,329
Inventories, net	(12,515)	8,993
Prepaids and other assets	34,350	(8,747)
Excess tax benefits of stock options and awards	(58)	(57)
Accounts payable and accrued expenses	(13,283)	(70,658)
Net cash provided by operating activities	221,494	158,738
Investing activities
Purchase of property, plant and equipment	(20,289)	(16,746)
Proceeds from sale of equipment	281	183
Net cash used in investing activities	(20,008)	(16,563)
Financing activities
Repurchase of common stock	(24,238)	(40,911)
Proceeds from exercise of stock options	940	1,952
Excess tax benefits of stock options and awards	58	57
Net cash used in financing activities	(23,240)	(38,902)
Effect of exchange rate changes on cash activities	(16,952)	(5,009)
Increase in cash and cash equivalents	161,294	98,264
Cash and cash equivalents at beginning of period	381,336	298,705
Cash and cash equivalents at end of period	$542,630	$396,969
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
The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2016 and the results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and the cash flows for the nine months ended September 30, 2016 and 2015. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income and cash flows for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At September 30, 2016 and December 31, 2015, receivables included $66.2 million and $70.8 million of unbilled receivables, respectively. For the quarter ended September 30, 2016, there were 4 projects representing approximately 12% of the Company’s total revenues and approximately 14% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 9 projects during the third quarter of 2015, which represented approximately 17% of the Company’s total revenues and approximately 22% of its product revenues. For the nine months ended September 30, 2016, there were 10 projects representing approximately 14% of the Company's total revenues and approximately 17% of its product revenues, compared to 14 projects that represented approximately 16% of the Company's total revenues and approximately 20% of its product revenues for the nine months ended September 30, 2015, all of which were accounted for using percentage-of-completion accounting.
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
In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Weighted average common shares outstanding—basic	37,371	38,347	37,562	38,601
Dilutive effect of common stock options and awards	183	201	137	188
Weighted average common shares outstanding—diluted	37,554	38,548	37,699	38,789
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
4. Stock-Based Compensation and Stock Awards
The Company recognized approximately $3.2 million and $3.3 million, respectively, of stock-based compensation expense during the three months ended September 30, 2016 and 2015, which is included in the selling, general and administrative expense line on the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2016 and 2015, stock-based compensation expense totaled $9.4 million and $9.8 million, respectively. No stock-based compensation expense was capitalized during the three or nine months ended September 30, 2016 or 2015.
5. Inventories, net
Inventories consist of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Raw materials	$86,314	$101,311
Work in progress	87,015	104,102
Finished goods	221,570	178,292
	394,899	383,705
Less: allowance for obsolete and excess inventory	(43,766)	(39,247)
Net inventory	$351,133	$344,458

6. Geographic Areas

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
Western Hemisphere
Products	$61,071	$75,681	$202,457	$250,056
Services	13,395	23,285	47,171	67,092
Intercompany	6,444	17,002	27,660	41,757
Total	$80,910	$115,968	$277,288	$358,905
Eastern Hemisphere
Products	$26,133	$44,955	$89,207	$185,194
Services	7,264	15,128	28,275	40,387
Intercompany	109	549	316	5,372
Total	$33,506	$60,632	$117,798	$230,953
Asia-Pacific
Products	$14,073	$37,154	$60,855	$86,163
Services	1,704	5,199	4,675	13,788
Intercompany	1,335	2,492	1,851	4,881
Total	$17,112	$44,845	$67,381	$104,832
Summary
Products	$101,277	$157,790	$352,519	$521,413
Services	22,363	43,612	80,121	121,267
Intercompany	7,888	20,043	29,827	52,010
Eliminations	(7,888)	(20,043)	(29,827)	(52,010)
Total	$123,640	$201,402	$432,640	$642,680
Income before income taxes:
Western Hemisphere	$9,406	$23,536	$48,397	$83,500
Eastern Hemisphere	15,618	24,386	57,352	69,969
Asia-Pacific	73	16,471	11,296	28,960
Eliminations	(1,220)	203	2,401	6,647
Total	$23,877	$64,596	$119,446	$189,076

	September 30, 2016	December 31, 2015
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$213,603	$208,408
Eastern Hemisphere	36,137	43,449
Asia-Pacific	54,746	55,021
Eliminations	(478)	(2,926)
Total	$304,008	$303,952
Total Assets:
Western Hemisphere	$716,829	$677,460
Eastern Hemisphere	391,815	391,672
Asia-Pacific	369,102	372,823
Eliminations	(15,686)	(13,705)
Total	$1,462,060	$1,428,250

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
In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with two additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (Santo Credits) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described above. The Company has objected to these assessments on the grounds that they would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. With regard to the December 2010 assessment, the Company’s Brazilian subsidiary has filed an appeal with the relevant State of Rio de Janeiro judicial court to annul the tax assessment following a ruling against the Company by the tax administration’s highest council. In connection with the appeal of the December 2010 assessment, the Company was required to deposit with the court approximately $3.1 million in December 2014 as the full amount of the assessment with penalties and interest. The Company intends to file a similar appeal in the judicial system with regard to the January 2011 assessment as a result of a ruling against the Company by the tax administration's highest council. The Company believes that these credits are valid and that success in the judicial court process is probable. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.
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
8. Subsequent Event
On October 14, 2016, the Company entered into a definitive agreement (Stock Purchase Agreement), dated as of October 14, 2016, with Pearce Industries, Inc. Pursuant to the Stock Purchase Agreement, the Company will acquire all the outstanding common stock, par value $100.00 per share, of TIW Corporation, a Texas Corporation, for a cash purchase price of $142.7 million. The purchase price is subject to adjustment for cash and working capital at the closing of the transaction and the payment by the Company of certain post-closing bonuses. Closing of the transaction is currently expected to occur in the fourth quarter of 2016.

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
According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended September 30,		Nine months ended September 30,
Brent Crude Oil Price per Barrel	2016	2015	2016	2015
Low	$40.00	$41.59	$26.01	$41.59
High	49.66	61.73	50.73	66.33
Average	45.80	50.44	41.86	55.31
Closing	48.24	47.29	48.24	47.29

According to the September 2016 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are expected to average approximately $42.54 per barrel in 2016 and $51.58 per barrel in 2017. In its September 2016 Oil Market Report, the International Energy Agency projected that world demand for oil will be approximately 96.1 million barrels per day in 2016, increasing to 97.3 million barrels per day in 2017.

Rig Count
Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the nine months ended September 30, 2016 and 2015. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Nine months ended September 30,
	2016		2015
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	87	43	118	69
Eastern Hemisphere	65	67	87	87
Asia-Pacific	31	223	41	252
TOTAL	183	333	246	408

Source: IHS—Petrodata RigBase – September 30, 2016 and 2015
According to IHS-Petrodata RigBase, as of September 30, 2016, there were 481 rigs under contract for the Company’s geographic regions (163 floating rigs and 318 jack-up rigs), which represents a 20.6% decrease from the rig count of 606 rigs (223 floating rigs and 383 jack-up rigs) as of September 30, 2015.
The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its revenues and backlog because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, as of September 30, 2016 and 2015, there were 171 and 204 rigs, respectively, under construction, which represents an approximate 16.2% decline in rigs under construction. The expected delivery dates for the rigs under construction at September 30, 2016 are as follows:

	Floating	Jack-Up
	Rigs	Rigs	Total
2016	12	31	43
2017	25	60	85
2018	14	11	25
2019	9	1	10
After 2019 or unspecified delivery date	3	5	8
	63	108	171
However, given the sustained low level in oil and gas prices and oversupply of offshore drilling rigs, the Company believes it is possible that delivery of some rigs under construction could be postponed or cancelled, decreasing the opportunity for supply of the Company’s products.
Regulation
The demand for the Company’s products and services is also affected by laws and regulations relating to the oil and gas industry in general, including those specifically directed to offshore operations. The adoption of new laws and regulations, or changes to existing laws or regulations that curtail exploration and development drilling for oil and gas for economic or other policy reasons, could adversely affect the Company’s operations by decreasing demand for its products.

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
The Company believes that its backlog should help mitigate the impact of negative market conditions; however, a continued decline in commodity prices or an extended downturn in the global economy or future restrictions on or declines in offshore oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s backlog at September 30, 2016 was approximately $378 million, compared to approximately $824 million at September 30, 2015 and approximately $685 million at December 31, 2015. In June 2016, the Company was awarded a contract valued at approximately $40 million to supply subsea drilling and production equipment and related services to Kangean Energy Indonesia, Ltd., a contractor for SKK Migas, for the development of its Terang/Sirasun/Batur gas fields project located offshore Indonesia. Of the $40 million contract, $29 million is related to equipment, which is included in the Company's backlog at September 30, 2016, and $11 million is related to services, which is not included in backlog. The Company's backlog balance during the nine months ended September 30, 2016 was positively impacted by $5 million in translation adjustments due primarily to the strengthening of the Brazilian real against the U.S. dollar and negatively impacted by approximately $76 million in cancellations, of which $52 million was attributable to the cancellation of one contract during the first quarter of 2016 for wellhead equipment for a development project.
In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasileiro S.A. (Petrobras), Brazil’s national oil company. The contract was valued at $650 million, net of Brazilian taxes, at exchange rates in effect at that time (approximately $408 million based on the September 30, 2016 exchange rate of 3.25 Brazilian real to 1.00 U.S. dollar) if all equipment under the contract was ordered. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $126 million have been recognized on this contract through September 30, 2016. As of September 30, 2016, the Company’s backlog included $41 million of purchase orders under this Petrobras contract. The Company has not yet recognized revenue of approximately $14 million as of September 30, 2016 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. Following an interim amendment to extend the term of the contract pending the resolution of discussions, the Company entered into an amendment on October 17, 2016 to extend the duration of the contract until July 2020. As part of the amendment to the contract, Petrobras agreed to issue purchase orders totaling a minimum of approximately $31 million (based on current exchange rates) before 2019. The Company cannot provide assurances that Petrobras will order all of the equipment under the contract.
As a result of declining oil prices and the Company's decreasing backlog, the Company's total number of employees worldwide decreased from 2,720 as of December 31, 2014 to 2,319 as of December 31, 2015 and to 1,980 as of September 30, 2016 due to employee attrition and workforce reductions.
The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. These risks include nationalization, expropriation, war, acts of terrorism and civil disturbance, restrictive action by local governments, limitation on repatriation of earnings, change in foreign tax laws and change in currency exchange rates, any of which could have an adverse effect on either the Company’s ability to manufacture its products in its facilities abroad or the demand in certain regions for the Company’s products, or both. To date, the Company has not experienced any significant problems in foreign countries arising from local government actions or political instability, but there is no assurance that such problems will not arise in the future. Interruption of the Company’s international operations could have a material adverse effect on its overall operations.

The June 23, 2016 referendum by British voters to exit the European Union (Brexit) adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound sterling, as compared to the U.S. dollar and other currencies. Volatility in exchange rates could be expected to continue in the short term as the United Kingdom (U.K.) negotiates its exit from the European Union. A weaker British pound sterling compared to the U.S. dollar during a reporting period would cause local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. Continued adverse consequences such as deterioration in economic conditions and volatility in currency exchange rates could have a negative impact on the Company's financial position and results of operations.
Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. For the three months ended September 30, 2016 and 2015, the Company derived 82% and 78%, respectively, of its revenues from the sale of its products and 18% and 22%, respectively, of its revenues from services. For the nine months ended September 30, 2016 and 2015, the Company derived 81% of its revenues from the sale of its products and 19% of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. The Company has substantial international operations, with approximately 61% and 63%, respectively, of its revenues derived from foreign sales for the three months ended September 30, 2016 and 2015, and 58% and 64%, respectively, for the nine months ended September 30, 2016 and 2015. Substantially all of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 39% and 37%, respectively, of the Company’s total revenues for the three months ended September 30, 2016 and 2015 and 42% and 36%, respectively, for the nine months ended September 30, 2016 and 2015.
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
The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the nine months ended September 30, 2016, 10 projects representing approximately 14% of the Company's total revenues and approximately 17% of its product revenues were accounted for using percentage-of-completion accounting, compared to 14 projects representing approximately 16% of the Company's total revenues and approximately 20% of its product revenues for the first nine months 2015. For the quarter ended September 30, 2016, there were 4 projects representing approximately 12% of the Company’s total revenues and approximately 14% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 9 projects during the third quarter of 2015, which represented approximately 17% of the Company’s total revenues and approximately 22% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.
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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs associated with sales and marketing, general corporate overhead, business development expenses, compensation expense, stock-based compensation expense, legal expenses, foreign currency transaction gains and losses and other related administrative functions. The Company’s U.K. subsidiary, whose functional currency is the British pound sterling, conducts a portion of its operations in U.S. dollars. As a result, this subsidiary holds significant monetary assets denominated in U.S. dollars. These monetary assets are subject to changes in exchange rates between the U.S. dollar and the British pound sterling, which has resulted in pre-tax non-cash foreign currency gains during the nine months ended September 30, 2016 totaling $28.3 million.
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

Results of Operations
The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Products	81.9%	78.3%	81.5%	81.1%
Services	18.1	21.7	18.5	18.9
Total revenues:	100.0	100.0	100.0	100.0
Cost of sales:
Products	51.7	44.2	47.7	45.6
Services	11.1	9.5	10.2	9.0
Total cost of sales:	62.8	53.7	57.9	54.6
Selling, general and administrative expenses	10.2	8.6	7.4	10.5
Engineering and product development expenses	8.5	5.8	7.6	5.5
Operating income	18.5	31.9	27.1	29.4
Interest income	0.8	0.2	0.5	0.1
Income before income taxes	19.3	32.1	27.6	29.5
Income tax provision	3.9	6.9	6.4	7.1
Net income	15.4%	25.2%	21.2%	22.4%
The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In millions)
Revenues:
Products
Subsea equipment	$90.0	$139.1	$311.9	$467.7
Surface equipment	4.6	6.7	14.5	18.0
Offshore rig equipment	6.7	12.0	26.1	35.7
Total products	101.3	157.8	352.5	521.4
Services	22.3	43.6	80.1	121.3
Total revenues	$123.6	$201.4	$432.6	$642.7

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenues. Revenues decreased by $77.8 million, or approximately 38.6%, to $123.6 million in the three months ended September 30, 2016 from $201.4 million in the three months ended September 30, 2015. Product revenues decreased by approximately $56.5 million for the three months ended September 30, 2016 compared to the same period in 2015 as a result of decreased revenues of $49.1 million in subsea equipment, $2.1 million in surface equipment and $5.3 million in offshore rig equipment. Product revenues decreased in the Eastern Hemisphere, Western Hemisphere and Asia-Pacific by $18.8 million, $14.6 million and $23.1 million, respectively, largely due to the decline in oil and gas prices resulting in decreases in the demand for exploration and production equipment, especially subsea equipment. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues decreased by approximately $21.3 million resulting from decreased service revenues of $9.9 million in the Western Hemisphere, $3.5 million in Asia-Pacific and $7.9 million in the Eastern Hemisphere. The decrease in service revenues is largely due to the decline in oil and gas prices leading to decreased exploration and production activities.

Cost of Sales. Cost of sales decreased by $30.5 million, or approximately 28.2%, to $77.6 million for the three months ended September 30, 2016 from $108.1 million for the same period in 2015 as a result of lower revenues. As a percentage of revenues, cost of sales increased to 62.8% from 53.7% in the three months ended September 30, 2016 as compared to the same period in 2015, primarily as a result of unabsorbed manufacturing costs and product mix.
Selling, General and Administrative Expenses. For the three months ended September 30, 2016, selling, general and administrative expenses decreased by approximately $4.8 million, or 27.6%, to $12.5 million from $17.3 million for the same period in 2015. The majority of the decrease in expense was due to a reduction in personnel and related costs associated with workforce reductions. This decrease was offset by an increase of approximately $1.2 million in professional fees incurred in conjunction with pursuing acquisition opportunities as well as a decrease of approximately $1.0 million in the pre-tax foreign currency transaction gain, which was $5.5 million during three months ended September 30, 2016 compared to $6.5 million during the same period in 2015. Selling, general and administrative expenses as a percentage of revenues increased to 10.2% in the third quarter of 2016 from 8.6% in the third quarter of 2015 primarily as a result of the 38.6% decrease in revenues.
Engineering and Product Development Expenses. For the three months ended September 30, 2016, engineering and product development expenses totaled $10.6 million compared to $11.7 million for the same period in 2015, a decrease of $1.1 million, or 9.9%. The majority of the decrease in expense was due to a reduction in personnel and related costs associated with workforce reductions. Engineering and product development expenses as a percentage of revenues increased to 8.5% in the third quarter of 2016 from 5.8% in the third quarter of 2015 mainly resulting from the 38.6% decrease in revenues.
Income Tax Provision. Income tax expense for the three months ended September 30, 2016 was $4.9 million on income before taxes of $23.9 million, resulting in an effective income tax rate of approximately 20.4%. Income tax expense for the three months ended September 30, 2015 was $13.8 million on income before taxes of $64.6 million, resulting in an effective income tax rate of approximately 21.4%. The decrease in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates.
Net Income. Net income was approximately $19.0 million for the three months ended September 30, 2016 and $50.8 million for the same period in 2015 for the reasons set forth above.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenues. Revenues decreased by $210.1 million, or approximately 32.7%, to $432.6 million in the nine months ended September 30, 2016 from $642.7 million in the nine months ended September 30, 2015. Product revenues decreased by approximately $168.9 million for the nine months ended September 30, 2016 compared to the same period in 2015 as a result of decreased revenues of $155.8 million in subsea equipment, $3.5 million in surface equipment and $9.6 million in offshore rig equipment. Product revenues decreased in the Eastern Hemisphere, Western Hemisphere and Asia-Pacific by $96.0 million, $47.6 million and $25.3 million, respectively, largely due to the decline in oil and gas prices resulting in decreases in the demand for exploration and production equipment, especially subsea equipment. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues decreased by approximately $41.2 million resulting from decreased service revenues of $19.9 million in the Western Hemisphere, $12.2 million in the Eastern Hemisphere and $9.1 million in Asia-Pacific. The decrease in service revenues is largely due to the decline in oil and gas prices leading to decreased exploration and production activities.

Cost of Sales. Cost of sales decreased by $100.3 million, or approximately 28.6%, to $250.6 million for the nine months ended September 30, 2016 from $350.9 million for the same period in 2015 as a result of lower revenues. As a percentage of revenues, cost of sales increased slightly to 57.9% from 54.6% in the nine months ended September 30, 2016 as compared to the same period in 2015, primarily as a result of unabsorbed manufacturing costs.
Selling, General and Administrative Expenses. For the nine months ended September 30, 2016, selling, general and administrative expenses decreased by approximately $36.4 million, or 53.6%, to $31.5 million from $67.9 million for the same period in 2015, primarily due to a pre-tax foreign currency transaction gain of $28.1 million in the first nine months of 2016 compared to a gain of $1.1 million for the same period in 2015. The increase in the foreign exchange gain was caused by a 12.2% decline in the value of the British pound sterling against the U.S. dollar from December 31, 2015 to September 30, 2016 primarily as a result of Brexit. During the first nine months of 2015, the value of the British pound sterling declined only 3.2%. Stock award expense totaled $9.4 million for the nine months ended September 30, 2016 as compared to $9.8 million for the same period in 2015. The remaining decrease was primarily due to a reduction in personnel and related costs associated with workforce reductions. Selling, general and administrative expenses as a percentage of revenues decreased to 7.4% in the first nine months of 2016 from 10.6% for the same period in 2015.
Engineering and Product Development Expenses. For the nine months ended September 30, 2016, engineering and product development expenses totaled $33.1 million compared to $35.3 million for the same period in 2015, a decrease of $2.2 million, or 6.5%. The majority of the decrease in expense was due to a reduction in personnel and related costs associated with workforce reductions. Engineering and product development expenses as a percentage of revenues increased to 7.6% in the first nine months of 2016 from 5.5% for the same period in 2015 mainly resulting from the 32.7% decrease in revenues.
Income Tax Provision. Income tax expense for the nine months ended September 30, 2016 was $27.5 million on income before taxes of $119.4 million, resulting in an effective income tax rate of approximately 23.0%. Income tax expense for the nine months ended September 30, 2015 was $45.4 million on income before taxes of $189.1 million, resulting in an effective income tax rate of approximately 24.0%. The decrease in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates.
Net Income. Net income was approximately $91.9 million for the nine months ended September 30, 2016 and $143.7 million for the same period in 2015 for the reasons set forth above.

Liquidity and Capital Resources
Cash flows provided by (used in) type of activity were as follows:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Operating activities	$221,494	$158,738
Investing activities	(20,008)	(16,563)
Financing activities	(23,240)	(38,902)
	178,246	103,273
Effect of exchange rate changes on cash activities	(16,952)	(5,009)
Increase in cash and cash equivalents	$161,294	$98,264

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
Net cash provided by operating activities increased $62.8 million for the first nine months of 2016 compared to the same period in 2015, primarily due to changes in operating assets and liabilities of $110.7 million offset partially by lower net income of $51.7 million between the two periods.
The increase in operating assets and liabilities for the first nine months of 2016 of $100.6 million was due to a $92.1 million decrease in trade receivables primarily related to increased collection efforts and a decline in revenues. Prepaids and other assets decreased by $34.4 million due to decreases in vendor prepayments and the amortization of miscellaneous prepaid expenses. Inventory increased $12.5 million due to increases in inventory for long-term projects. Accounts payable and accrued expenses decreased by approximately $13.3 million due largely to a decrease in customer prepayments of $10.5 million and a decrease in accrued compensation of $5.2 million primarily related to headcount reductions.

The decrease in operating assets and liabilities for the first nine months of 2015 of $10.1 million primarily reflected a $70.7 million decrease in accounts payable and accrued expenses, partially offset by a decrease in trade receivables of $60.3 million. Trade receivables decreased in 2015 largely due to significant collections attributable to milestone billings on the Company's percentage-of-completion projects in the first quarter of 2015 partially offset by an increase in unbilled receivables. Inventory decreased by $9.0 million due to lower balances in finished goods. Accounts payable and accrued expenses decreased due to a decrease in customer prepayments of $44.3 million from recognition of revenues under the percentage-of-completion method and payments of accrued federal and local taxes.
Capital expenditures by the Company were $20.3 million and $16.7 million in the first nine months of 2016 and 2015, respectively. The capital expenditures for the first nine months of 2016 were $10.7 million for machinery and equipment, $8.6 million for facilities and $1.0 million for other capital expenditures. The capital expenditures for the first nine months of 2015 were primarily $8.7 million for machinery and equipment, $6.4 million for running tools and $1.3 million for other expenditures.
The exercise of stock options generated cash to the Company of $0.9 million in the first nine months of 2016 as compared to $2.0 million in the same period of 2015.
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
As of September 30, 2016, the Company has no commercial lending arrangement or lines of credit. The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, continued significant declines in hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be available and adequate to meet such requirements.
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
Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our critical accounting policies. During the nine months ended September 30, 2016, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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
The Company experienced a foreign currency pre-tax gain of approximately $5.5 million during the three months ended September 30, 2016 and a pre-tax gain of $28.1 million during the nine months ended September 30, 2016, compared to approximately $6.5 million and $1.1 million in pre-tax gains during the three and nine months ended September 30, 2015, respectively. These gains were primarily due to the exchange rate fluctuations between the U.S. dollar and the British pound sterling.
The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6.
(a) Exhibits
The following exhibits are filed herewith:

Exhibit No.		Description
*2.1	—
Stock Purchase Agreement, dated as of October 14, 2016, by and between Pearce Industries, Inc. and the Company (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 17, 2016).

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

10.1	—	Amendment to Contract #4600368806, dated as of July 29, 2016, between Petróleo Brasileiro S.A., the Company and Dril-Quip do Brasil LTDA (English translation).

10.2	—	Extrajudicial Agreement, dated as of October 17, 2016, between Petróleo Brasileiro S.A., the Company and Dril-Quip do Brazil LTDA (English translation).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

32.1	—	Section 1350 Certification of Blake T. DeBerry.

32.2	—	Section 1350 Certification of Jerry M. Brooks.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Schema Document

101.CAL	—	XBRL Calculation Document

101.DEF	—	XBRL Definition Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document
____________________________
*    Incorporated herein by reference as indicated.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

Date: October 27, 2016	BY:	/s/ Jerry M. Brooks
Jerry M. Brooks,
Vice President—Finance and
Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Signatory)