Form 10-K
period 2016-12-31
DRIL-QUIP INC
filed 2017-02-28
CIK 1042893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
_______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_______________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2016, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,183,800,000 based on the closing price of such stock on such date of $58.43.
At February 27, 2017, the number of shares outstanding of registrant’s Common Stock was 37,806,683.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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
These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in this report and the following:

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	uncertainties associated with the United States and worldwide economies;

•	uncertainties regarding political tensions in the Middle East, South America, Africa and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	uncertainties regarding future oil and gas exploration and production activities, including new regulations, customs requirements and product testing requirements;

•
operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	project terminations, suspensions or scope adjustments to contracts reflected in the Company’s backlog;

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s reliance on third-party technologies;

•	acquisition and merger activities involving the Company or its competitors;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency, including those attributable to Brexit;

•	the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	terrorist threats or acts, war and civil disturbances; and

•	changes to, and differing interpretations of, tax laws with respect to our operations and subsidiaries.
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

PART I
Item 1.        Business
General
Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), designs, manufactures, sells and services highly engineered drilling and production equipment that is well suited primarily for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors, diverters and safety valves. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies and drilling contractors primarily in offshore areas throughout the world. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip’s customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.
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
The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its headquarter locations as well as in Macae, Brazil. The Company maintains additional facilities for fabrication and/or reconditioning and rework in Australia, Norway, Denmark, Nigeria, Indonesia, China, Egypt, Ghana and Qatar. The Company’s manufacturing operations are vertically integrated, allowing it to perform substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd., located in Singapore; Dril-Quip do Brasil LTDA, located in Macae, Brazil; and DQ Holdings Pty. Ltd., located in Perth, Australia. Other subsidiaries include Dril-Quip (Ghana) Ltd. located in Takoradi, Ghana; PT DQ Oilfield Services Indonesia located in Jakarta, Indonesia; Dril-Quip (Nigeria) Ltd. located in Port Harcourt, Nigeria; Dril-Quip Egypt for Petroleum Services S.A.E. located in Alexandria, Egypt; Dril-Quip Oilfield Services (Tianjin) Co. Ltd. located in Tianjin, China; and Dril-Quip Qatar LLC, located in Doha, Qatar.
On November 10, 2016, the Company acquired TIW Corporation (TIW), a Texas corporation, located in Houston, Texas, and all of its subsidiaries. TIW manufactures consumable downhole products for the onshore and offshore global oil and gas market. TIW's subsidiaries include TIW Canada Ltd. located in Alberta, Canada; TIW de Mexico S.A. de C.V., located in Villahermosa, Mexico; TIW de Venezuela S.A., located in Anaco, Venezuela and with a registered branch located in Shushufindi, Ecuador; TIW (UK) Limited, located in Aberdeen, Scotland; TIW Hungary LLC, located in Szolnok, Hungary; and TIW International, Inc., which has a registered branch located in Singapore.
Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2016, the Company generated approximately 66% of its revenues from foreign sales compared to 63% in both 2015 and 2014.
The Company makes available, free of charge on its website, its Annual Report on Form 10-K and quarterly reports on Form 10-Q (in both HTML and XBRL formats), current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after it electronically files such reports with, or furnishes them to, the Securities and Exchange Commission (SEC). The Company’s website address is www.dril-quip.com. Documents and information on the Company’s website, or on any other website, are not incorporated by reference into this Form 10-K. Any materials the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information concerning the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports the Company has filed with the SEC.

The Company also makes available free of charge on its website (www.dril-quip.com/govern.html) its:

•	Corporate Governance Guidelines,

•	Code of Business Conduct and Ethical Practices,

•	Audit Committee Charter,

•	Nominating and Governance Committee Charter, and

•	Compensation Committee Charter.
Any stockholder, who so requests, may obtain a printed copy of any of these documents from the Company. Changes in or waivers to the Company's Code of Business Conduct and Ethical Practices involving directors and executive officers of the Company will be posted on its website.
Overview and Industry Outlook
Both the market for drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. The level of capital expenditures has generally been dependent upon the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies and the ability and/or desire of OPEC and other producing nations to set and maintain production levels and prices. The Brent crude oil price reached a high of $115.19 per barrel in June 2014 and then began to drop sharply during the fourth quarter of 2014, ending the year at $55.27 per barrel. Crude oil prices continued to drop in 2015, reaching a low of $35.26 per barrel in December 2015. During the first quarter of 2016, the price per barrel reached a low of $26.01, before rebounding slightly to end the year at $54.96 per barrel. On November 30, 2016, OPEC met and decided to cut production by approximately 1.2 million barrels per day. The reduced production, if realized, is expected to keep oil prices over $50 per barrel during 2017. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the availability, expiration date and price of leases, the discovery rate of new oil and gas reserves, technological advances and alternative opportunities to invest in onshore exploration and production operations. Oil and gas prices and the level of drilling and production activity have historically been characterized by significant volatility. Future declines in oil and gas prices may further adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations, which could have an adverse impact on the Company’s results of operations, financial position and cash flows.
Brent crude oil prices per barrel for the current and previous two years are summarized below:

	Brent Crude Oil Prices
Year	Low	High	Average	Dec. 31,
2014	$55.27	$115.19	$98.97	$55.27
2015	35.26	66.33	52.32	36.61
2016	26.01	54.96	43.67	54.96
The decrease in Brent crude oil prices over the past three years continues to have a significant effect on major integrated, large independent and foreign national oil and gas companies’ capital expenditure budgets. The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. A continued significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”
Recent Developments
On October 14, 2016, the Company entered into an agreement with Pearce Industries, Inc. to acquire all the outstanding common stock, par value $100.00 per share, of TIW Corporation for a cash purchase price of $142.7 million, which is subject to customary adjustments for cash and working capital. The acquisition closed on November 10, 2016. The acquisition of TIW is expected to strengthen the Company's liner hanger sales and increase market share. Additionally, the acquisition of TIW gives Dril-Quip a presence in the onshore oil and gas market.
Products and Services
Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived primarily from the sale of offshore drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. In 2016, the Company derived 80% of its revenues from the sale of its products and 20% of its revenues from services compared to 81% and 19% in 2015 and 83% and 17% in 2014, respectively.
Products
Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, surface equipment and offshore rig equipment. The Company’s products are used primarily to explore for oil and gas from offshore drilling rigs, such as floating rigs and jack-up rigs, and for drilling and production of oil and gas wells on offshore platforms, tension leg platforms (TLPs), Spars and moored vessels such as FPSOs. TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers. A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter and is anchored in place. FPSOs are floating production, storage and offloading monohull moored vessels. The TIW products are used in the drilling and production for oil and gas both onshore and offshore.
Subsea Equipment. Subsea equipment is used in the drilling and production of offshore oil and gas wells around the world. Included in the subsea equipment product line are subsea wellheads, mudline hanger systems, specialty connectors and associated pipe, production riser systems, subsea production trees, liner hangers, safety valves, subsea control systems and subsea manifolds.
Subsea wellheads are pressure-containing vessels that are sometimes referred to as a “wellhead housing” and are made from forged and machined steel. A casing hanger, also made of steel, lands inside the wellhead housing and suspends casing (pipe) downhole. As drilling depth increases, successively smaller diameter casing strings are installed, each suspended by an independent casing hanger. Subsea wellheads are utilized when drilling from floating drilling rigs, either semi-submersible or drillship types, or TLPs and Spars. The Company’s flagship subsea wellhead, called the SS-15® Subsea Wellhead System, is rated for 15,000 psi internal pressure and is offered to the industry in a variety of configurations. The Company’s newest wellhead product, the SS-20TM BigBoreTM II-H Subsea Wellhead System, is designed to contain higher pressures (20,000 pounds per square inch (psi)) and accommodate additional casing strings installed through a marine drilling riser and a subsea blowout preventer.
Mudline hanger systems are used in jack-up drilling operations to support the weight of the various casing strings at the ocean floor while drilling a well. They also provide a method to disconnect the casing strings in an orderly manner at the ocean floor after the well has been drilled, and subsequently reconnect to enable production of the well by either tying it back vertically to a subsequently installed platform or by installing a shallow water subsea tree.
Large diameter weld-on specialty connectors (threaded or stab type) are used primarily in offshore wells drilled from floating drilling rigs, jack-up rigs, fixed platforms, TLPs and Spars. Specialty connectors join lengths of conductor or large diameter (16-inch or greater) casing. Specialty connectors provide a more rapid connection than other methods of connecting lengths of pipe. Connectors may be sold individually or as an assembly after being welded to sections of Company or customer supplied pipe. Dril-Quip’s weld-on specialty connectors are designed to prevent cross threading and provide a quick, convenient method of joining casing joints with structural integrity compatible with casing strength.
Production riser systems are generally designed and manufactured to customer specifications. Production risers provide a vertical conduit from the subsea wellhead up to a TLP, Spar or FPSO floating at the surface.
A subsea production tree is an assembly composed of valves, a wellhead connector, control equipment and various other components installed on a subsea wellhead or a mudline hanger system and used to control the flow of oil and gas from a producing well. Subsea trees may be used as stand alone satellite wells or multiple well template mounted and cluster arrangements. These types typically produce via a subsea gathering system of manifolds and flowlines to a central control point located on a platform, TLP, Spar or FPSO. The use of subsea production trees has become an increasingly important method for producing wells located in hard-to-reach deepwater areas or economically marginal fields located in shallower waters. The Company is an established manufacturer of complicated dual-bore production trees. In addition, Dril-Quip manufactures a patented single bore (SingleBoreTM) subsea completion system which features a hydraulic valve mechanism instead of a wireline-installed mechanism that allows the operator to plug the tubing hanger annulus remotely from the surface via a hydraulic control line and subsequently unplug it when the well is put on production. This mechanism eliminates the need for an expensive multibore installation and workover riser, thereby saving both cost and installation time. Dril-Quip’s subsea production trees are used in ultra-deepwater applications. These trees feature remote flowline and control connections, utilizing remotely operated intervention tools. The Company’s subsea production trees are generally custom designed and manufactured to customer specifications.
A liner hanger is used to hang-off and seal casing into a previously installed casing string in the well bore, and can provide a means of tying back the liner for production to surface. Dril-Quip has developed a state-of-the-art liner hanger system and has installed its liner hangers in a number of difficult well applications, resulting in improved industry recognition and market opportunities. In addition to liner hanger systems that are well suited for onshore use, TIW offers expandable liner hanger systems that are typically utilized in challenging environments such as deepwater or High Pressure, High Temperature (HPHT) applications.
A safety valve is used to provide a quick, sure shutoff in the drill string at the drill floor and prevent flow up the drill pipe. The TIW Kelly Valve is located in the drill string below the kelly, the uppermost component of the drill string, and is designed to be closed under pressure to remove the kelly.
A subsea control system provides control of subsea trees, manifolds, ocean floor process equipment and pipeline protection equipment. Dril-Quip has developed a variety of subsea control systems, including fiber optic based multiplex control systems that provide real time access to tree functions and tree equipment status. The control system can be packaged for shallow water or deepwater applications. Dril-Quip also manufactures control systems used in the installation, retrieval and workover of production equipment.
A subsea manifold is a structure located on the ocean floor consisting of valves, flowline connections and a control module used to collect and control the flow of oil and gas from subsea wells for delivery to a floating production unit or terminal.
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
After installation of a wellhead, a platform production tree, consisting of gate valves, a surface wellhead connector, controls, tree cap and associated equipment, is installed on the wellhead to control and regulate oil or gas production. Platform production trees are similar to subsea production trees but utilize less complex equipment and more manual, rather than hydraulically actuated, valves and connectors. Platform wellheads and platform production trees and associated equipment are designed and manufactured in accordance with customer specifications.
Riser tensioners are used on a floating drilling/production vessel to provide a continuous and reliable upward force on a riser string that is independent of the movement of the floating vessel.
Offshore Rig Equipment. Offshore rig equipment includes drilling riser systems, wellhead connectors and diverters. The drilling riser system consists of (i) lengths of riser pipe and associated riser connectors that secure one to another; (ii) the telescopic joint, which connects the entire drilling riser system to the diverter at top of the riser at the rig and provides a means to compensate for vertical motion of the rig relative to the ocean floor; and (iii) the wellhead connector, which provides a means for remote connection and disconnection of the blowout preventer stack to or from the wellhead. Diverters are used to provide protection from shallow gas blowouts and to divert gases off of the rig during the drilling operation.
Wellhead connectors are used on production riser systems and drilling riser systems. They are also used on both TLPs and Spars, which are installed in deepwater applications. The principal markets for offshore rig equipment are new rigs, rig upgrades, TLPs and Spars. Drilling risers, wellhead connectors and diverters are generally designed and manufactured to customer specifications.

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
Services
The Company provides services to customers, including technical advisory assistance and rental tools during installation and retrieval of the Company’s products. The Company also provides rework and reconditioning services on its customer-owned products. These services are provided from the Company’s worldwide locations and represented approximately 20% of revenues in 2016 compared to 19% in 2015 and 17% in 2014.
Technical Advisory Assistance. Dril-Quip does not install products for its customers, but it does provide technical advisory assistance to the customer, if requested, in the installation of its products. The customer is not obligated to utilize these services and may use its own personnel or a third party to perform these services. Technical advisory assistance services performed by the Company are negotiated and sold separately from the Company’s products. These services are not a prerequisite to the sale of the Company’s products as its products are fully functional on a stand alone basis. The Company’s technicians provide assistance in the onsite installation of the Company’s products and are available on a 24-hour call out from the Company’s facilities located in Houston, Texas; Midland, Texas; Oklahoma City, Oklahoma; Youngsville, Louisiana; New Orleans, Louisiana; Villahermosa, Mexico; Nisku, Alberta, Canada; Anaco, Venezuela; Shushufindi, Ecuador; Macae, Brazil; Aberdeen, Scotland; Szolnok, Hungary; Stavanger, Norway; Esbjerg, Denmark; Port Harcourt, Nigeria; Alexandria, Egypt; Takoradi, Ghana; Tianjin, China; Doha, Qatar; Singapore; and Perth, Australia.
Rental. The Company rents running and installation tools for use in installing its products. These tools are required to install and retrieve the Company’s products that are purchased by customers. Rental or purchase of running tools is not a condition of the sale of the Company’s products and is contracted for separately from product sales and other services offered by the Company. Running tools are available from Dril-Quip’s locations in Houston, Texas; Midland, Texas; Oklahoma City, Oklahoma; Youngsville, Louisiana; Villahermosa, Mexico; Nisku, Alberta, Canada; Anaco, Venezuela; Shushufindi, Ecuador; Macae, Brazil; Aberdeen, Scotland; Szolnok, Hungary; Stavanger, Norway; Esbjerg, Denmark; Beverwijk, Holland; Singapore; and Perth, Australia.
Reconditioning. The Company provides reconditioning of its customer-owned products at its facilities in Houston, Texas; Macae, Brazil; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Port Harcourt, Nigeria; Alexandria, Egypt; Takoradi, Ghana; Balikpapan, Indonesia; Tianjin, China; Doha, Qatar; Singapore; and Perth, Australia. The Company does not typically service, repair or recondition its competitors’ products.
Manufacturing
Dril-Quip has major manufacturing facilities in Houston, Texas; Aberdeen, Scotland; Singapore; and Macae, Brazil. See “Item 2. Properties—Manufacturing Facilities.” Only the Houston facility at Eldridge Parkway provides forged and heat treated products to its major manufacturing facilities. Dril-Quip maintains its high standards of product quality through the implementation of Advanced Product Quality Planning (APQP) methodologies, as well as through the use of quality control specialists.
The Company’s Houston, Aberdeen, Singapore and Macae manufacturing plants are ISO 14001, OHSAS 18001 and ISO 9001 certified. The Houston, Aberdeen, Singapore and Macae plants are also licensed to applicable American Petroleum Institute (API) product specifications and are API Q1, 9th edition compliant. The Metallurgical Laboratory at the Houston operations is ISO 17025 certified for Crack Tip Opening Displacement, Hardness, Tensile and Charpy V-Notch testing. Dril-Quip works to maintain its high standards of product quality through the use of precision measuring equipment such as Gage Masters, Faro Arms, Coordinate Measuring Machine and the application of APQP. APQP entails concurrent engineering principles to identify and address potential quality concerns early in the product development process. The Company has the capability to manufacture various products from each of its product lines at its major manufacturing facilities and believes that this localized manufacturing capability is essential in order to compete with the Company’s major competitors.
The Company’s manufacturing processes are vertically integrated, providing capability for the majority of its forging and heat treating and essentially all of its machining, fabrication, inspection, assembly and testing to be performed in-house. The Company’s primary raw material is cast steel ingots, from which it produces steel shaped forgings at its forging and heat treatment facility in Houston, Texas. The Company routinely purchases steel ingots from multiple suppliers on a purchase order basis and does not have any long-term supply contracts. The Company’s Houston facility provides forgings and heat treatment for its Houston, Aberdeen, Singapore and Macae facilities. The Company’s major competitors depend on outside sources for all or a substantial portion of their forging and heat treatment requirements. The Company has made significant capital investments in developing its vertically integrated manufacturing capability. Prolonged periods of low demand in the market for drilling and production equipment could have a greater effect on the Company than on certain of its competitors that have not made such large capital investments in their facilities.
Dril-Quip’s manufacturing facilities utilize state-of-the-art computer numerically controlled (CNC) machine tools and equipment, which contribute to the Company’s product quality and timely delivery. The Company has also developed a cost effective, in-house machine tool rebuild capability which produces “like new” machine upgrades with customized features to enhance the economic manufacturing of its specialized products. The Company purchases quality used machine tools as they become available and stores them at its facilities to be rebuilt and upgraded as the need arises. Rebuilding used machine tools allows for greater customization suitable for manufacturing Dril-Quip proprietary product lines. This strategy provides the added advantage of in-house expertise for repairs and maintenance of these machines. A significant portion of the Company’s manufacturing capacity growth has been through the rebuild/upgrade of quality used machine tools, including the replacement of outdated control systems with state-of-the-art CNC controls.
Customers
The Company’s principal customers are major integrated, large independent and foreign national oil and gas companies. Drilling contractors and engineering and construction companies also represent a portion of the Company’s customer base. The Company’s customers are generally oil and gas companies that are well-known participants in exploration and production.
The Company is not dependent on any one customer or group of customers. In 2016, the Company’s top 15 customers represented approximately 75% of total revenues, and Chevron and its affiliated companies accounted for approximately 16% of total revenues. In 2015 and 2014, the Company’s top 15 customers represented approximately 61% of total revenues, and Chevron and its affiliated companies accounted for approximately 12% and 10% of total revenues, respectively. No other customer accounted for more than 10% of total revenues in 2016, 2015 or 2014. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.
Backlog
Backlog consists of firm customer orders of Dril-Quip products for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s product backlog was approximately $318 million at December 31, 2016 and $685 million at December 31, 2015. The backlog at the end of 2016 represents a decrease of approximately $367 million, or 54%, from the end of 2015. The Company’s backlog balance during 2016 was negatively impacted by translation adjustments of approximately $1.3 million, due primarily to the weakening of the British pound sterling against the U.S. dollar, and by approximately $113 million in cancellations, of which $52 million was attributable to the cancellation of one contract during the first quarter of 2016 for wellhead equipment for a development project. In addition, the continued depressed hydrocarbon prices and resulting business environment has resulted in a significant decrease in new customer orders.
The Company expects to fill approximately 70% to 80% of the December 31, 2016 product backlog by December 31, 2017. The remaining backlog at December 31, 2016 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petrobras, Brazil’s national oil company. The contract was valued at $650 million, net of Brazilian taxes, at exchange rates in effect at that time (approximately $407 million based on the December 31, 2016 exchange rate of 3.26 Brazilian real to 1.00 U.S. dollar) if all the equipment under the contract was ordered. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $129 million have been recognized on this contract through December 31, 2016. As of December 31, 2016, the Company’s backlog included $29 million of purchase orders under this Petrobras contract. The Company has not recognized revenue of approximately $11 million as of December 31, 2016 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. Following an interim amendment to extend the term of the contract pending the resolution of discussions, the Company entered into an amendment on October 17, 2016 to extend the duration of the contract until July 2020. As part of the amendment to the contract, Petrobras agreed to issue purchase orders totaling a minimum of approximately $30 million (based on current exchange rates) before 2019. The Company cannot provide assurance that Petrobras will order all of the equipment under the contract. See “Item 1A. Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”
Marketing and Sales
Dril-Quip markets its products and services throughout the world directly through its sales personnel in multiple domestic and international locations. In addition, in certain foreign markets the Company utilizes independent sales agents or representatives to enhance its marketing and sales efforts.
Some of the locations in which Dril-Quip has sales agents or representatives are Trinidad, Indonesia, Malaysia, Saudi Arabia and United Arab Emirates. Although they do not have authority to contractually bind the Company, these representatives market the Company’s products in their respective territories in return for sales commissions. The Company advertises its products and services in trade and technical publications targeted to its customer base. The Company also participates in industry conferences and trade shows to enhance industry awareness of its products.
The Company’s customers generally order products on a purchase order basis. Orders, other than those considered to be long-term projects, are typically filled within twelve months after receipt, depending on the type of product and whether it is sold out of inventory or requires some customization. Contracts for certain of the Company’s larger, more complex products, such as subsea production trees, drilling risers and equipment for TLPs and Spars, can take a year or more to complete.
The primary factors influencing a customer’s decision to purchase the Company’s products are the quality, reliability and reputation of the product, price, technology, service and timely delivery. For large drilling and production system orders, project management teams coordinate customer needs with the Company’s engineering, manufacturing and service organizations, as well as with subcontractors and vendors.
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
Product Development and Engineering
The technological demands of the oil and gas industry continue to increase as exploration and drilling expand into more hostile environments. Conditions encountered in these environments include water depths in excess of 10,000 feet, well pressures exceeding 15,000 psi, well flowing temperatures beyond 350oF (Fahrenheit) and mixed flows of oil, gas and water that may also be highly corrosive and impact material properties.
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
Historically, Dril-Quip’s product development work is primarily conducted at its facilities in Houston, Texas; however, such activities have gradually increased in other regions, such as Aberdeen, Singapore and Brazil. In addition to the work of its product development staff, the Company’s application engineering staff provides technical services to customers in connection with the design and sales of its products. The Company’s ability to develop new products and maintain technological advantages is important to its future success. See “Item 1A. Risk Factors—Our business could be adversely affected if we do not develop new products and secure and retain patents related to our products.”
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
In 2016, major production milestones were met for several key global projects. In the North Sea, seven subsea completion trees for a subsea field development project were successfully installed. Subsea trees previously delivered for a field development project off the coast of Trinidad were subsequently installed. Also, off the cost of Trinidad, multiple deepwater subsea wellhead systems were installed with the support of a service facility in Trinidad; this is Dril-Quip's first aftermarket support presence in the region. With the completion of engineering, manufacturing, assembly and testing of dry tree equipment, Dril-Quip was able to support the tieback of multiple wells for projects in the Gulf of Mexico and off the coast of Malaysia. Engineering, manufacturing, assembly and test work continued on additional dry tree projects in the Company's backlog. The requirements of the equipment in these projects represent significant technological challenges, the development of which is serving to enhance the Company's overall engineering capabilities.
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
In early 2016, the Company announced that it is establishing a research and development facility in Singapore that focuses on materials and products suitable for HPHT applications. The new facility, which is expected to open in late 2017, will serve as an additional hub for research and development activities for the Company.
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
Competition
Dril-Quip faces significant competition from other manufacturers and suppliers of exploration and production equipment. Several of its primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than those of the Company and which, in many instances, have been engaged in the manufacturing business for a much longer period of time than the Company. The Company competes principally with GE Oil and Gas (formerly Vetco Gray) and the petroleum production equipment segments of Schlumberger, Ltd., TechnipFMC plc and Aker Solutions.
Because of their relative size and diversity of products, several of the Company’s competitors have the ability to provide “turnkey” services for drilling and production applications, which enables them to use their own products to the exclusion of Dril-Quip’s products. See “Item 1A. Risk Factors—We may be unable to successfully compete with other manufacturers of drilling and production equipment.” The Company also competes to a lesser extent with a number of other companies in various products. The principal competitive factors in the petroleum drilling and production equipment markets are quality, reliability and reputation of the product, price, technology, service and timely delivery.

Employees
As of December 31, 2015, the total number of the Company's employees was 2,319, of which 1,246 were located in the United States. The total number of the Company’s employees as of December 31, 2016 was 2,355, which includes the addition of 406 employees of TIW during the fourth quarter of 2016. Of these 2,355, 1,193 were located in the United States. As a result of additional worldwide reductions in force, the total number of employees as of February 24, 2017 was reduced to 2,179, an 7.5% reduction from December 31, 2016. In addition, reductions in pay have been instituted globally during the first quarter of 2017. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.
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
Governmental Regulations
Many aspects of the Company’s operations are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to oilfield operations, the discharge of materials into the environment from our manufacturing or other facilities, health and worker safety aspects of our operations, or otherwise relating to human health and environmental protection. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry in general, including those specifically directed to onshore and offshore operations. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company’s operations by limiting demand for the Company’s products. See “Item 1A. Risk Factors—Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”
In recent years, increased concern has been raised over the protection of the environment. Legislation to regulate emissions of greenhouse gases has been introduced, but not enacted, in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. In November 2015, the United Nations Climate Change Conference (COP21) was held in Paris with the objective to achieve a legally binding and universal agreement on climate, with the aim of keeping global warming below 2o C (Celsius), from all nations, regardless of size. The Paris Agreement, signed by the U.S. on April 22, 2016, requires countries to review and “represent a progression” in their nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. In November 2014, the United States and China agreed to new targets for carbon emissions reductions. Also, the U.S. Environmental Protection Agency (EPA) has undertaken efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA has expanded its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Moreover, specific design and operational standards apply to U.S. outer continental shelf vessels, rigs, platforms, vehicles, structures and equipment.
The U.S. Bureau of Safety and Environmental Enforcement (BSEE) regulates the design and operation of well control and other equipment at offshore production sites, among other requirements. BSEE has adopted stricter requirements for subsea drilling production equipment. In April 2016, BSEE published a final blowout preventer systems and well control rule, which focuses on blowout preventer requirements and includes reforms in well design, well control, casing, cementing, real-time monitoring and subsea containment, among other things. In addition, drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. For example, in December 2016, the Obama administration banned offshore drilling in portions of the Arctic and Atlantic oceans. To the extent that new laws or other governmental actions prohibit or restrict drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry in general and the drilling industry in particular, the business of the Company could be adversely affected. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations. See “Item 1A. Risk Factors—Our business and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”
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
The following table sets forth the names, ages (as of February 20, 2017) and positions of the Company’s executive officers:

Name	Age	Position
Blake T. DeBerry	57	President, Chief Executive Officer and Director
James A. Gariepy	59	Senior Vice President and Chief Operating Officer
Jerry M. Brooks	65	Vice President—Finance and Chief Financial Officer
James C. Webster	47	Vice President, General Counsel and Secretary
Blake T. DeBerry has been President and Chief Executive Officer and a member of the Board of Directors of the Company since October 2011. Mr. DeBerry was Senior Vice President—Sales and Engineering from July 2011 until October 2011, and was Vice President—Dril-Quip Asia-Pacific (which covers the Pacific Rim, Asia, Australia, India and the Middle East) from March 2007 to July 2011. He has been an employee of the Company since 1988 and has held a number of management and engineering positions in the Company’s domestic and international offices. Mr. DeBerry holds a Bachelor of Science degree in mechanical engineering from Texas Tech University.
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
Jerry M. Brooks is Vice President—Finance and Chief Financial Officer. He has been Vice President since 2007 and Chief Financial Officer since 1999. From 2009 until May 2011, he also served as Secretary of the Company. From 1992 until March 1999, Mr. Brooks served as Chief Accounting Officer. From 1980 to 1991, he held various positions with Chiles Offshore Corporation, most recently as Chief Financial Officer, Secretary and Treasurer. Mr. Brooks holds a BBA in Accounting and an MBA in Finance from the University of Texas at Austin.
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

Item 1A.        Risk Factors
In this Item 1A., the terms “we,” “our,” “us” and “Dril-Quip” used herein refer to Dril-Quip, Inc. and its subsidiaries unless otherwise indicated or as the context so requires.
A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.
Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

•	worldwide economic activity;

•	the level of exploration and production activity;

•	interest rates and the cost of capital;

•	environmental regulation;

•	federal, state and foreign policies regarding exploration and development of oil and gas;

•	the ability and/or desire of OPEC and other major producers to set and maintain production levels and pricing;

•	governmental regulations regarding future oil and gas exploration and production;

•	the cost of exploring and producing oil and gas;

•	the cost of developing alternative energy sources;

•	the availability, expiration date and price of onshore and offshore leases;

•	the discovery rate of new oil and gas reserves in onshore and offshore areas;

•	the success of drilling for oil and gas in unconventional resource plays such as shale formations;

•	alternative opportunities to invest in onshore exploration and production opportunities;

•	technological advances; and

•	weather conditions.
Oil and gas prices and the level of drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to crude oil and natural gas price volatility and are likely to continue to do so in the future.
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
Our products are used primarily in deepwater, harsh environment and severe service applications. Our contracts with customers and customer requests for bids typically set forth detailed specifications or technical requirements for our products and services, which may also include extensive testing requirements. We anticipate that such testing requirements will become more common in our contracts. In addition, recent scrutiny of the drilling industry has resulted in more stringent technical specifications for our products and more comprehensive testing requirements for our products to ensure compliance with such specifications. We cannot assure you that our products will be able to satisfy the specifications or that we will be able to perform the full-scale testing necessary to prove that the product specifications are satisfied in future contract bids or under existing contracts, or that the costs of modifications to our products to satisfy the specifications and testing will not adversely affect our results of operations. If our products are unable to satisfy such requirements, or we are unable to perform any required full-scale testing, our customers may cancel their contracts and/or seek new suppliers, and our business, results of operations, cash flows or financial position may be adversely affected.
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
Our principal customers are major integrated oil and gas companies, large independent and foreign national oil and gas companies throughout the world. Drilling contractors and engineering and construction companies also represent a portion of our customer base. In 2016, our top 15 customers represented approximately 75% of total revenues, and Chevron and its affiliated companies accounted for approximately 16% of total revenues. In 2015 and 2014, our top 15 customers represented approximately 61% of total revenues, and Chevron and its affiliated companies accounted for approximately 12% and 10% of total revenues, respectively. No other customer accounted for more than 10% of total revenues in 2016, 2015 or 2014. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could have an adverse effect on our results of operations, financial position and cash flows.
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
We have substantial international operations, with approximately 66% of our revenues from foreign sales in 2016 compared to 63% in both 2015 and 2014. We operate our business and market our products and services in many of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

•	volatility in general economic, social and political conditions;

•	terrorist threats or acts, war and civil disturbances;

•	expropriation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign taxation, including changes in laws or differing interpretations of existing laws;

•	assaults on property or personnel;

•	restrictive action by local governments;

•	foreign and domestic monetary policies;

•	limitations on repatriation of earnings;

•	travel limitations or operational problems caused by public health threats; and

•	changes in currency exchange rates.
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
As a result of our international operations, we are subject to taxation in many jurisdictions. Accordingly, our effective income tax rate and other tax obligations in the future could be adversely affected by a number of factors including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, disagreements with taxing authorities with respect to the interpretation of tax laws and regulations and changes in tax laws. In particular, foreign income tax returns of foreign subsidiaries and related entities are routinely examined by foreign tax authorities, and these tax examinations may result in assessments of additional taxes, interest or penalties. Refer to “Item 3. Legal Proceedings” regarding tax assessments in Brazil. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to discretion. If our assessments are incorrect, it could have an adverse effect on our business and financial condition.
Moreover, the United States Congress, the Organization for Economic Co-operation and Development and other government agencies in the other jurisdictions where we and our subsidiaries do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of "base erosion and profit shifting," where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the United States and other countries in which we and our subsidiaries do business could change on a prospective or retroactive basis, and such changes could adversely affect us.

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
We depend on the services of Blake DeBerry, President and Chief Executive Officer, and James Gariepy, Senior Vice President and Chief Operating Officer. Together, Mr. DeBerry and Mr. Gariepy have over 40 years with the Company and approximately 70 years of relevant industry experience. The loss of either of these officers could have a material adverse effect on our results of operations, financial position and cash flows.
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
Various new regulations intended to improve particularly offshore safety systems and environmental protection have been issued since 2010 that have increased the complexity of the drilling permit process and may limit the opportunity for some operators to continue deepwater drilling in the U.S. Gulf of Mexico, which could adversely affect the Company’s financial operations. Third-party challenges to industry operations in the U.S. Gulf of Mexico may also serve to further delay or restrict activities. If the new regulations, policies, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant impairment to expected profitability on projects, they could discontinue or curtail their operations, thereby adversely affecting our financial operations by decreasing demand for our products.
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
Our operations and the operations of our customers are also subject to federal, state, local and foreign laws and regulations relating to the protection of human health and the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. For example, our operations are subject to numerous and complex laws and regulations that, among other things, may regulate the management and disposal of hazardous and non-hazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities and concentrations of various materials that can be released into the environment; limit or prohibit operation activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record-keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. We are required to invest financial and managerial resources to comply with such environmental, health and safety laws and regulations and anticipate that we will continue to be required to do so in the future. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. For example, legislation to regulate emissions of greenhouse gases has been introduced, but not enacted, in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences, including the United Nations Climate Change Conference in Paris (COP 21) in November 2015, which resulted in the creation of the Paris Agreement. The Paris Agreement, signed by the U.S. on April 22, 2016, requires countries to review and “represent a progression” in their nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. Also, the EPA has undertaken efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA has expanded its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Subsequent to the Paris Agreement, there has been no significant legislative progress in cap and trade proposals or greenhouse gas emission reductions. The adoption of legislation or regulatory programs to reduce greenhouse gas emissions could also increase the cost of consuming, and thereby reduce demand for, the hydrocarbons that our customers produce. Consequently, such legislation or regulatory programs could have an adverse effect on our financial condition and results of operations. It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impact a new regulatory action might have on us or our customers. Generally, the anticipated regulatory actions do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies that are our competitors. However, our business and prospects could be adversely affected to the extent laws are enacted or modified or other governmental action is taken that prohibits or restricts our customers’ exploration and production activities or imposes environmental protection requirements that result in increased costs to us or our customers.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas
—Hempstead Highway	175,000	12.9	Owned
—N. Eldridge Parkway	1,731,000	218.0	Owned
—S. Main Street	127,000	2.9	Owned
—Taylor Road	17,500	0.4	Owned
Youngsville, Louisiana	36,100	0.8	Owned
Alberta, Canada	20,000	0.5	Owned
Aberdeen, Scotland
—Dyce	222,800	24.1	Owned
—Birchmoss	26,200	0.7	Leased
Singapore	293,200	14.4	Leased
Macae, Brazil	169,600	10.6	Owned
The Company’s forging and heat treatment requirements are performed at the Houston Eldridge Parkway facility.

Sales, Service and Reconditioning Facilities

Location*	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
Odessa, Texas*	6,000	0.1	Warehouse
Midland, Texas	10,000	0.2	Sales/Service/Warehouse
New Orleans, Louisiana	1,600	—	Sales/Service
Oklahoma City, Oklahoma*	6,000	0.1	Sales/Warehouse
Calgary, Alberta, Canada	1,350	—	Sales
Nisku, Alberta, Canada	12,500	0.3	Sales/Service/Warehouse
Villahermosa, Mexico*	12,400	0.3	Sales/Service/Warehouse
Anaco, Venezuela*	3,000	0.1	Sales/Service/Warehouse
Quito, Ecuador	2,600	0.1	Sales
Shushufindi, Ecuador	135,800	3.1	Sales/Service/Warehouse
Szolnok, Hungary	4,300	0.1	Sales/Service/Warehouse
Beverwijk, Holland	32,000	0.7	Sales/Warehouse
Stavanger, Norway*	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,100	2.6	Sales/Service/Reconditioning/Warehouse
Takoradi, Ghana	2,500	0.8	Service/Reconditioning/Warehouse
Port Harcourt, Nigeria	6,600	0.1	Service/Reconditioning/Warehouse
Cairo, Egypt	2,200	—	Sales
Alexandria, Egypt	5,200	0.6	Service/Reconditioning/Warehouse
Balikpapan, Indonesia	2,000	—	Reconditioning
Doha, Qatar	8,900	—	Service/Reconditioning/Warehouse
Tianjin, China	12,200	—	Service/Reconditioning/Warehouse
Shekou, China	600	—	Sales
Perth and Welshpool, Australia	28,000	2.9	Sales/Service/Reconditioning/Warehouse
*These facilities are owned; all other facilities are leased.
The Company also performs sales, service and reconditioning activities at its facilities in Houston, Youngsville, Alberta, Aberdeen, Singapore and Macae.

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
In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with two additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (Santo Credits) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described above. The Company has objected to these assessments on the grounds that they would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. With regard to the December 2010 assessment, the Company’s Brazilian subsidiary filed an appeal with a State of Rio de Janeiro judicial court to annul the tax assessment following a ruling against the Company by the tax administration’s highest council. In connection with that appeal, the Company was required to deposit with the court approximately $3.1 million in December 2014 as the full amount of the assessment with penalties and interest. The Company filed a similar appeal in the judicial system with regard to the January 2011 assessment and was required to deposit with the court approximately $5.7 million in December 2016. The Company believes that these credits are valid and that success in the judicial court process is probable. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.
Since 2007, the Company’s Brazilian subsidiary has paid taxes on the importation of goods directly to the State of Rio de Janeiro and the Company does not expect any similar issues to exist for periods subsequent to 2007.
For a further description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 12 of Notes to Consolidated Financial Statements. The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.
Item 4.        Mine Safety Disclosure
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the common stock as reported on the New York Stock Exchange for the indicated quarters of fiscal years 2016 and 2015.

	Sales Price ($)
	2016		2015
Quarter Ended	High	Low	High	Low
March 31	$61.80	$48.88	$81.13	$65.28
June 30	66.73	56.24	81.78	67.56
September 30	59.89	50.13	75.48	53.37
December 31	$69.40	$46.90	$68.69	$56.87
There were approximately 126 stockholders of record of the Company’s common stock as of December 31, 2016. This number includes the Company’s employees and directors that hold shares, but does not include the number of security holders for whom shares are held in a “nominee” or “street” name.
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
Information concerning securities authorized for issuance under equity compensation plans is included in Note 15 of Notes to Consolidated Financial Statements.
Repurchase of Equity Securities
On February 26, 2015, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. During 2015, the Company repurchased and cancelled 1,184,700 shares at an average price of $63.98 for a total cost of $75.8 million. In the first six months of 2016, the Company repurchased and cancelled 400,500 shares at an average cost of $60.51 per share for a total cost of $24.2 million. As of June 30, 2016, the Company had repurchased and cancelled the maximum amount allowed under the February 26, 2015 authorization. The following table summarizes the repurchase and cancellation of common stock during 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Dollar Value (in millions) of Shares that May Yet Be Purchased Under the Program
April 2016	—	$—	—	$24.2
May 2016	345,600	60.56	345,600	3.3
June 2016	54,900	30.21	54,900	—
Total	400,500	$60.51	400,500	$—

On July 26, 2016, the Board of Directors authorized a new stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. No repurchases have been made pursuant to this plan as of December 31, 2016.

Item 6.        Selected Financial Data
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Products	$433,012	$685,364	$773,205	$731,617	$610,218
Services	105,719	158,946	157,752	140,755	122,813
Total revenues	538,731	844,310	930,957	872,372	733,031
Cost and expenses:
Cost of sales:
Products	268,405	382,925	428,125	436,359	384,513
Services	59,999	76,361	85,402	77,547	67,153
Total cost of sales	328,404	459,286	513,527	513,906	451,666
Selling, general and administrative	53,143	88,044	92,762	94,806	82,218
Engineering and product development	44,325	48,145	45,920	40,115	37,455
Operating income	112,859	248,835	278,748	223,545	161,692
Interest income	3,037	948	667	587	462
Interest expense	(28)	(12)	(35)	(35)	(32)
Income before income taxes	115,868	249,771	279,380	224,097	162,122
Income tax provision	22,647	57,763	70,668	54,270	42,913
Net income	$93,221	$192,008	$208,712	$169,827	$119,209
Earnings per common share:
Basic	$2.48	$5.00	$5.22	$4.18	$2.96
Diluted	$2.47	$4.98	$5.19	$4.16	$2.94
Weighted average common shares outstanding:
Basic	37,537	38,364	39,964	40,648	40,332
Diluted	37,667	38,531	40,190	40,865	40,523
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$246,522	$190,155	$149,313	$162,229	$(8,159)
Net cash used in investing activities	(157,849)	(26,655)	(41,571)	(41,873)	(48,999)
Net cash provided by (used in) financing activities	(21,893)	(73,565)	(186,827)	3,367	12,257
Other Data:
Depreciation and amortization	$31,857	$30,477	$31,155	$29,340	$26,224
Capital expenditures	25,763	27,079	42,549	42,633	50,773

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Working capital	$955,231	$1,023,483	$928,498	$931,563	$769,299
Total assets	1,461,404	1,428,250	1,449,251	1,396,805	1,249,708
Total stockholders’ equity	1,356,424	1,324,458	1,245,192	1,242,018	1,066,432

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
Overview
Dril-Quip designs, manufactures, sells and services highly engineered drilling and production equipment that is primarily well suited for use in deepwater, harsh environment and severe service applications. The Company designs and manufactures subsea equipment, surface equipment and offshore rig equipment for use by major integrated, large independent and foreign national oil and gas companies and drilling contractors primarily in offshore areas throughout the world. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors and diverters. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.
Oil and Gas Prices
Both the market for drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. Oil and gas prices and the level of drilling and production activity have historically been characterized by significant volatility. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”
During 2016, Brent crude oil prices averaged $43.67 per barrel compared to $52.32 per barrel in 2015 and $98.97 per barrel in 2014. According to the January 2017 release of the Short-Term Energy Outlook published by the EIA, Brent crude oil prices are projected to average $53.50 per barrel in 2017 and $56.18 in 2018. The International Energy Agency projected the global oil demand to slow by 0.2 million barrels per day in 2017 based on its January 2017 Oil Market Report.
According to the EIA, between January 3, 2017 and February 10, 2017, the price of Brent crude oil ranged from $53.18 per barrel to $55.94 per barrel, closing at $55.20 per barrel on February 10, 2017.
Rig Count
Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the years ended December 31, 2016, 2015 and 2014. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	2016		2015		2014
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	83	43	115	66	125	96
Eastern Hemisphere	62	65	85	84	100	96
Asia-Pacific	29	221	39	248	54	260
Total	174	329	239	398	279	452

Source: IHS—Petrodata RigBase—December 31, 2016, 2015 and 2014
According to IHS-Petrodata RigBase, as of December 31, 2016, there were 461 rigs contracted for the Company’s geographic regions (151 floating rigs and 310 jack-up rigs), which represents a 20.4% decrease from the rig count of 579 rigs (217 floating rigs and 362 jack-up rigs) as of December 31, 2015. The December 31, 2015 rig count represented a 19.2% decrease from the rig count on December 31, 2014 of 717 rigs (274 floating rigs and 443 jack-up rigs).

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, at the end of 2016, 2015 and 2014, there were 152, 198 and 228 rigs, respectively, under construction. The expected delivery dates for the rigs under construction on December 31, 2016 are as follows:

	Floating Rigs	Jack-Ups	Total
2017	31	80	111
2018	9	14	23
2019	5	4	9
2020	3	6	9
	48	104	152
However, given the sustained low level of oil and gas prices and oversupply of offshore drilling rigs, the Company believes it is possible that delivery of some rigs under construction could be postponed or cancelled, decreasing the opportunity for supply of the Company's products.
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
Business Environment
Oil and gas prices and the level of drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Lower crude oil and natural gas prices have resulted in a trend of customers seeking to renegotiate contract terms with the Company, including reductions in the prices of its products and services, extensions of delivery terms and, in some instances, contract cancellations or revisions. In some cases, a customer may already hold an inventory of the Company’s equipment, which may delay the placement of new orders. In addition, some of the Company’s customers could experience liquidity or solvency issues or could otherwise be unable or unwilling to perform under a contract, which could ultimately lead a customer to enter bankruptcy or otherwise encourage a customer to seek to repudiate, cancel or renegotiate a contract. An extended period of reduced crude oil and natural gas prices may accelerate these trends. If the Company experiences significant contract terminations, suspensions or scope adjustments to its contracts, then its financial condition, results of operations and cash flows may be adversely impacted.
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
Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. In 2016, the Company derived 80% of its revenues from the sale of its products and 20% of its revenues from services compared to 81% and 19% in 2015 and 83% and 17% in 2014, respectively. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. The Company has substantial international operations, with approximately 66% of its revenues derived from foreign sales in 2016 and 63% in both 2015 and 2014. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 34% of the Company’s total revenues for 2016 and 37% in both 2015 and 2014.
Product contracts are typically negotiated and sold separately from service contracts. In addition, service contracts are not typically included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on worldwide economic conditions in the oil and gas industry, and is not based on a specific relationship between the two types of contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.
Generally, the Company attempts to raise its prices as its costs increase. However, the actual pricing of the Company’s products and services is impacted by a number of factors, including global oil prices, competitive pricing pressure, the level of utilized capacity in the oil service sector, maintenance of market share, the introduction of new products and general market conditions.
The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. During 2016, there were 10 projects that were accounted for using the percentage-of-completion method, which represented approximately 14% of the Company’s total revenues and 17% of the Company’s product revenues. During 2015, there were 14 projects that were accounted for using the percentage-of-completion method, which represented 16% of the Company’s total revenues and 19% of the Company’s product revenues. During 2014, there were 17 projects that were accounted for using the percentage-of-completion method, which represented 11% of the Company’s total revenues and 13% of the Company’s product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against current earnings because of percentage-of-completion accounting.”
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs associated with sales and marketing, general corporate overhead, business development expenses, compensation expense, stock-based compensation expense, legal expenses, foreign currency transaction gains and losses and other related administrative functions. The Company’s U.K. subsidiary, whose functional currency is the British pound sterling, conducts a portion of its operations in U.S. dollars. As a result, this subsidiary holds significant monetary assets denominated in U.S. dollars. These monetary assets are subject to changes in exchange rates between the U.S. dollar and the British pound sterling, which has resulted in pre-tax non-cash foreign currency gains during the year ended December 31, 2016 totaling $31.8 million.
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

Results of Operations
The following table sets forth, for the periods indicated, certain consolidated statements of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2016	2015	2014
Revenues:
Products	80.4%	81.2%	83.1%
Services	19.6	18.8	16.9
Total revenues	100.0	100.0	100.0
Cost of sales:
Products	49.8	45.4	46.0
Services	11.1	9.0	9.2
Total cost of sales	61.0	54.4	55.2
Selling, general and administrative	9.9	10.5	10.0
Engineering and product development	8.2	5.7	4.9
Operating income	20.9	29.4	29.9
Interest income	0.6	0.1	0.1
Income before income taxes	21.5	29.5	30.0
Income tax provision	4.2	6.8	7.6
Net income	17.3%	22.7%	22.4%
The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	2016	2015	2014
	(In millions)
Revenues:
Products
Subsea equipment	$382.2	$606.9	$684.4
Surface equipment	16.7	25.6	35.2
Offshore rig equipment	34.1	52.9	53.6
Total products	433.0	685.4	773.2
Services	105.7	158.9	157.8
Total revenues	$538.7	$844.3	$931.0

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues. Revenues decreased by $305.6 million, or approximately 36.2%, to $538.7 million in 2016 from $844.3 million in 2015. The overall decrease in revenues was impacted by a 21.0% decrease in the average contracted offshore rig count (including floating and jack-up rigs) in 2016 as compared to 2015. Product revenues decreased by approximately $252.4 million for the year ended December 31, 2016 compared to the same period in 2015 as a result of decreased revenues of $224.7 million in subsea equipment, $8.9 million in surface equipment and $18.8 million in offshore rig equipment. Product revenues decreased in the Western Hemisphere by $78.1 million, in Asia-Pacific by $46.3 million and in the Eastern Hemisphere by $128.0 million. The decreased revenues are largely due to the decline in oil and gas prices resulting in decreases in the demand for exploration and production equipment, especially subsea equipment. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues decreased by approximately $53.2 million resulting from decreased service revenues in the Western Hemisphere of $25.0 million, in the Eastern Hemisphere of $18.1 million and $10.1 million in Asia-Pacific. The decrease in service revenues is largely due to the decline in oil and gas prices leading to decreased exploration and production activities.
Cost of Sales. Cost of sales decreased by $130.9 million, or 28.5%, to $328.4 million for 2016 from $459.3 million for the same period in 2015. As a percentage of revenues, cost of sales was approximately 61.0% in 2016 and 54.4% in 2015. Cost of sales as a percentage of revenue increased in 2016 primarily as a result of unabsorbed manufacturing overhead costs.
Selling, General and Administrative Expenses. For 2016, selling, general and administrative expenses decreased by approximately $34.9 million, or 39.7%, to $53.1 million from $88.0 million in 2015. The decrease in selling, general and administrative expenses was primarily due to decreases in personnel and related expenses of $4.1 million, a 5.9% decrease from 2015, acquisition and restructuring costs of $4.3 million compared to zero in 2015 and foreign currency gains of $31.8 million in 2016 as compared to gains of $5.0 million in 2015. The increase in the foreign exchange gain was caused by a 16.9% decline in the value of the British pound sterling against the U.S. dollar from December 31, 2015 to December 31, 2016. During 2015, the value of the British pound sterling declined only 5.1% against the U.S. dollar. Selling, general and administrative expenses as a percentage of revenues were 9.9% in 2016 and 10.5% in 2015.
Engineering and Product Development Expenses. For 2016, engineering and product development expenses decreased by approximately $3.8 million, or 7.9%, to $44.3 million from $48.1 million in 2015 primarily due to a reduction in payroll related expenses. Engineering and product development expenses as a percentage of revenues increased to 8.2% in 2016 from 5.7% in 2015 largely due to the decrease in revenues.
Income Tax Provision. Income tax expense for 2016 was $22.6 million on income before taxes of $115.9 million, resulting in an effective income tax rate of approximately 19.5%. Income tax expense in 2015 was $57.8 million on income before taxes of $249.8 million, resulting in an effective tax rate of approximately 23.1%. The decrease in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates, research and development credits, foreign intellectual property tax benefits and deductions related to domestic manufacturing activities.
Net Income. Net income was approximately $93.2 million in 2016 and $192.0 million in 2015 for the reasons set forth above.
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

Cost of Sales. Cost of sales decreased by $54.2 million, or 10.6%, to $459.3 million for 2015 from $513.5 million for the same period in 2014. As a percentage of revenues, cost of sales was approximately 54.4% in 2015 and 55.2% in 2014. Cost of sales as a percentage of revenue decreased in 2015 primarily due to changes in the product mix and a reduction in unabsorbed manufacturing overhead expense.
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
Liquidity and Capital Resources
Cash flows provided by (used in) operations by type of activity were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Operating activities	$246,522	$190,155	$149,313
Investing activities	(157,849)	(26,655)	(41,571)
Financing activities	(21,893)	(73,565)	(186,827)
	66,780	89,935	(79,085)
Effect of exchange rate changes on cash activities	(24,619)	(7,304)	(6,566)
Increase (decrease) in cash and cash equivalents	$42,161	$82,631	$(85,651)
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
Net cash provided by operating activities increased $56.4 million in 2016 compared to 2015, primarily due to an increase in operating assets and liabilities of $154.8 million offset by lower net income of $98.8 million. Net cash provided by operating activities increased $40.8 million in 2015 compared to 2014, primarily due to increases in operating assets and liabilities of $57.1 million, offset by lower net income of $16.7 million.

Net income decreased by $98.8 million to $93.2 million in 2016 from $192.0 million in 2015. Net income decreased by $16.7 million to $192.0 million in 2015 from $208.7 million in 2014. The reasons for the changes in net income are set forth in the “Results of Operations” section above.
The change in operating assets and liabilities of $112.7 million during 2016 primarily reflected a decrease in trade receivables of $106.5 million largely related to increased collection efforts and a decline in revenues. Prepaids and other assets decreased by $9.8 million due to decreases in vendor prepayments. Inventory decreased $7.9 million due to decreases in inventory for long-term projects. Accounts payable and accrued expenses increased by $11.4 million due to a $9.1 million increase in customer prepayments.
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
Net cash used in investing activities increased due to the acquisition of TIW. See Note 4 of the Notes to the Consolidated Financial Statements for details of the purchase price allocation. Capital expenditures by the Company were $25.8 million, $27.1 million and $42.5 million in 2016, 2015 and 2014, respectively. Capital expenditures in 2016, 2015 and 2014 included expanding worldwide manufacturing facilities as well as increased expenditures on machinery and equipment and running tools. The capital expenditures for 2016 were primarily $10.8 million for facilities, $6.0 million for machinery and equipment, $7.9 million for running tools and other expenditures of $1.1 million. Capital expenditures in 2015 were primarily $1.0 million for facilities, $12.7 million for machinery and equipment, $11.8 million for running tools and other expenditures of $1.6 million. Capital expenditures in 2014 were comprised of $3.0 million for facilities, $27.0 million for machinery and equipment, $8.3 million for running tools and other expenditures of $4.2 million.
The exercise of stock options generated cash to the Company of $2.2 million in both 2016 and 2015 and $2.8 million in 2014. Under two separate share repurchase plans approved by its Board of Directors, the Company repurchased and cancelled 2,023,172 shares for a total cost of $190 million during 2014. On February 26, 2015, the Company announced that its Board of Directors had authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. The Company repurchased 1,184,700 shares under this plan in 2015 for a total of $75.8 million. During 2016, the Company repurchased 400,500 shares under this plan for a total of $24.2 million. All repurchased shares were subsequently cancelled.
On July 26, 2016, the Board of Directors authorized a new stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. No repurchases have been made pursuant to this plan as of December 31, 2016.
The following table presents long-term contractual obligations of the Company and the related payments in total and by year as of December 31, 2016:

	Payments Due by Year
Contractual Obligations	2017	2018	2019	2020	2021	After 2021	Total
	(In millions)
Operating lease obligations	$3.5	$2.4	$1.8	$1.6	$0.8	$6.7	$16.8

In addition to the above, the Company has issued purchase orders in the ordinary course of business for the purchase of goods and services. These purchase orders are enforceable and legally binding. However, none of the Company’s purchase obligations call for deliveries of goods or services for time periods in excess of one year.
The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, a continued depression, or a significant future decline, in hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be available and adequate to meet such requirements.
Backlog
Backlog consists of firm customer orders of Dril-Quip products for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s product backlog was approximately $318 million at December 31, 2016 and $685 million at December 31, 2015. The backlog at the end of 2016 represents a decrease of approximately $367 million, or 54%, from the end of 2015. In June 2016, the Company was awarded a contract valued at approximately $40 million to supply subsea drilling and production equipment and related services to Kangean Energy Indonesia, Ltd. for the development of its Terang/Sirasun/Batur gas fields project located offshore Indonesia. Of the $40 million contract, $29 million is related to equipment, which is included in the Company's backlog at December 31, 2016, and $11 million is related to services, which is not included in backlog. The Company’s backlog balance during 2016 was negatively impacted by $1.3 million in translation adjustments, due primarily to the weakening of the British pound sterling against the U.S. dollar, and by approximately $113 million in cancellations, of which $52 million was attributable to the cancellation of one contract during the first quarter of 2016 for wellhead equipment for a development project.
The Company expects to fill approximately 70% to 80% of the December 31, 2016 product backlog by December 31, 2017. The remaining backlog at December 31, 2016 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petrobras, Brazil’s national oil company. The contract was valued at $650 million, net of Brazilian taxes, at exchange rates in effect at that time (approximately $407 million based on the December 31, 2016 exchange rate of 3.26 Brazilian real to 1.00 U.S. dollar) if all the equipment under the contract is ordered. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $129 million have been recognized on this contract through December 31, 2016. As of December 31, 2016, the Company’s backlog included $29 million of purchase orders under this Petrobras contract. The Company has not yet recognized revenue of approximately $11 million as of December 31, 2016 for certain items of equipment that were completed but not accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. Following an interim amendment to extend the term of the contract pending the resolution of discussions, the Company entered into an amendment on October 17, 2016 to extend the duration of the contract until July 2020. As part of the amendment to the contract, Petrobras agreed to issue purchase orders totaling a minimum of approximately $30 million (based on current exchange rates) before 2019. The Company cannot provide assurance that Petrobras will order all of the equipment under the contract. See “Item 1A. Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”
Geographic Segments
The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its headquarter locations as well as in Macae, Brazil. Revenues for each of these segments are dependent upon the ultimate sale of products and services to the Company’s customers. For information on revenues by geographic segment, see Note 13 of Notes to Consolidated Financial Statements. Revenues of the Western Hemisphere are also influenced by its sale of products to the Eastern Hemisphere and Asia-Pacific segments. Accordingly, the operating incomes of each area are closely tied to third-party sales, and the operating income of the Western Hemisphere is also dependent upon its level of intercompany sales.
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
The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contracts. The Company had, net of income taxes, transaction gains of $25.6 million, $3.9 million and $3.4 million in 2016, 2015 and 2014, respectively. There is no assurance that the Company will be able to protect itself against such fluctuations in the future.
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
Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2016 and 2015, receivables included $56.8 million and $70.8 million of unbilled receivables, respectively. For the year ended December 31, 2016, there were 10 projects representing approximately 14% of the Company’s total revenues and approximately 17% of its product revenues, and 14 projects during 2015 representing approximately 16% of the Company’s total revenues and approximately 19% of its product revenues, which were accounted for using percentage-of-completion accounting.

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
Inventories. Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations and approximate actual costs. Inventory purchased from third-party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and slow-moving inventories of $45.6 million and $39.2 million as of December 31, 2016 and 2015, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.
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
New Accounting Standards
The information set forth under Note 3 of Notes to the Consolidated Financial Statements under the caption "New Accounting Standards" is incorporated herein by reference.

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
The Company uses a sensitivity analysis model to measure the potential impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates for the British pound sterling and the Brazilian real against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would have resulted in a decrease in revenues of approximately $17.6 million and a decrease in net income of approximately $3.6 million for 2016. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

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
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
PricewaterhouseCoopers LLP, the independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Dril-Quip, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Dril-Quip, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 27, 2017

DRIL-QUIP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Revenues:
Products	$433,012	$685,364	$773,205
Services	105,719	158,946	157,752
Total revenues	538,731	844,310	930,957
Cost and expenses:
Cost of sales:
Products	268,405	382,925	428,125
Services	59,999	76,361	85,402
Total cost of sales	328,404	459,286	513,527
Selling, general and administrative	53,143	88,044	92,762
Engineering and product development	44,325	48,145	45,920
Total costs and expenses	425,872	595,475	652,209
Operating income	112,859	248,835	278,748
Interest income	3,037	948	667
Interest expense	(28)	(12)	(35)
Income before income taxes	115,868	249,771	279,380
Income tax provision	22,647	57,763	70,668
Net income	$93,221	$192,008	$208,712
Earnings per common share:
Basic	$2.48	$5.00	$5.22
Diluted	$2.47	$4.98	$5.19
Weighted average common shares outstanding:
Basic	37,537	38,364	39,964
Diluted	37,667	38,531	40,190

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$93,221	$192,008	$208,712
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(49,141)	(51,060)	(30,034)
Total comprehensive income	$44,080	$140,948	$178,678

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$423,497	$381,336
Trade receivables, net	213,513	319,780
Inventories, net	355,413	344,458
Deferred income taxes	24,497	24,613
Prepaids and other current assets	39,791	54,111
Total current assets	1,056,711	1,124,298
Property, plant and equipment, net	323,149	294,251
Deferred income taxes	1,699	—
Goodwill	34,371	—
Intangible assets	29,594	—
Other assets	15,880	9,701
Total assets	$1,461,404	$1,428,250
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,108	$30,934
Accrued income taxes	24,543	14,052
Customer prepayments	11,884	18,388
Accrued compensation	10,829	17,957
Other accrued liabilities	18,116	19,484
Total current liabilities	101,480	100,815
Deferred income taxes	3,500	2,977
Total liabilities	104,980	103,792
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value at December 31, 2016 and 2015, 37,797,317 and 37,951,223 issued and outstanding at December 31, 2016 and 2015	375	378
Additional paid-in capital	5,468	—
Retained earnings	1,500,988	1,425,344
Accumulated other comprehensive losses	(150,407)	(101,264)
Total stockholders’ equity	1,356,424	1,324,458
Total liabilities and stockholders’ equity	$1,461,404	$1,428,250

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Operating activities
Net income	$93,221	$192,008	$208,712
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,857	30,477	31,155
Stock-based compensation expense	12,217	13,125	11,856
Loss (gain) on sale of equipment	(103)	69	(146)
Deferred income taxes	(3,400)	(3,465)	(3,145)
Changes in operating assets and liabilities:
Trade receivables, net	106,544	36,729	(102,696)
Inventories, net	7,873	28,539	(36,814)
Prepaids and other assets	9,816	(17,883)	(13,239)
Excess tax benefits of stock options and awards	(135)	(70)	(558)
Accounts payable and accrued expenses	(11,368)	(89,374)	54,188
Net cash provided by operating activities	246,522	190,155	149,313
Investing activities
Purchase of property, plant and equipment	(25,763)	(27,079)	(42,549)
Proceeds from sale of equipment	357	424	978
Acquisition of business, net of cash acquired	(132,443)	—	—
Net cash used in investing activities	(157,849)	(26,655)	(41,571)
Financing activities
Repurchase of common stock	(24,234)	(75,805)	(190,234)
Proceeds from exercise of stock options	2,206	2,170	2,849
Excess tax benefits of stock options and awards	135	70	558
Net cash used in financing activities	(21,893)	(73,565)	(186,827)
Effect of exchange rate changes on cash activities	(24,619)	(7,304)	(6,566)
Increase (decrease) in cash and cash equivalents	42,161	82,631	(85,651)
Cash and cash equivalents at beginning of year	381,336	298,705	384,356
Cash and cash equivalents at end of year	$423,497	$381,336	$298,705

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance at December 31, 2013	$407	$191,965	$1,069,816	$(20,170)	$1,242,018
Foreign currency translation adjustment	—	—	—	(30,034)	(30,034)
Net income	—	—	208,712	—	208,712
Comprehensive income	—	—	—	—	178,678
Options exercised and awards vested (48,523 shares)	1	2,848	—	—	2,849
Stock-based compensation	—	11,856	—	—	11,856
Excess tax benefits—stock options and awards	—	25	—	—	25
Repurchase of common stock (2,023,172 shares)	(20)	(190,214)	—	—	(190,234)
Balance at December 31, 2014	388	16,480	1,278,528	(50,204)	1,245,192
Foreign currency translation adjustment	—	—	—	(51,060)	(51,060)
Net income	—	—	192,008	—	192,008
Comprehensive income	—	—	—	—	140,948
Options exercised and awards vested (168,268 shares)	—	2,170	—	—	2,170
Stock-based compensation	—	13,125	—	—	13,125
Excess tax benefits—stock options and awards	—	(1,172)	—	—	(1,172)
Repurchase of common stock (1,184,700 shares)	(10)	(30,603)	(45,192)	—	(75,805)
Balance at December 31, 2015	378	—	1,425,344	(101,264)	1,324,458
Foreign currency translation adjustment	—	—	—	(49,141)	(49,141)
Net income	—	—	93,221	—	93,221
Comprehensive income	—	—	—	—	44,080
Options exercised and awards vested (163,547 shares)	1	2,205	—	—	2,206
Stock-based compensation	—	12,217	—	—	12,217
Excess tax benefits—stock options and awards	—	(2,241)	—	—	(2,241)
Repurchase of common stock (400,500 shares)	(4)	(6,713)	(17,517)	—	(24,234)
Other	—	—	(60)	(2)	(62)
Balance at December 31, 2016	$375	$5,468	$1,500,988	$(150,407)	$1,356,424

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), designs, manufactures, sells and services highly engineered drilling and production equipment that is primarily well suited for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors, diverters and safety valves. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies and drilling contractors primarily in offshore areas throughout the world. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip’s customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.
The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its headquarter locations as well as in Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd., located in Singapore; Dril-Quip do Brasil LTDA, located in Macae, Brazil; and DQ Holdings Pty. Ltd., located in Perth, Australia. Other subsidiaries include Dril-Quip (Ghana) Ltd. located in Takoradi, Ghana; PT DQ Oilfield Services Indonesia located in Jakarta, Indonesia; Dril-Quip (Nigeria) Ltd. located in Port Harcourt, Nigeria; Dril-Quip Egypt for Petroleum Services S.A.E. located in Alexandria, Egypt; Dril-Quip Oilfield Services (Tianjin) Co. Ltd. located in Tianjin, China; and Dril-Quip Qatar LLC, located in Doha, Qatar.
On November 10, 2016, the Company acquired TIW Corporation (TIW), a Texas corporation, located in Houston, Texas, and all of its subsidiaries, including TIW Canada Ltd. located in Alberta, Canada; TIW de Mexico S.A. de C.V., located in Villahermosa, Mexico; TIW de Venezuela S.A., located in Anaco, Venezuela and with a registered branch located in Shushufindi, Ecuador; TIW (UK) Limited, located in Aberdeen, Scotland; TIW Hungary LLC, located in Szolnok, Hungary; and TIW International, Inc., which has a registered branch located in Singapore. TIW manufactures consumable downhole products for the onshore and offshore global oil and gas market. For a listing of all of Dril-Quip's subsidiaries, please see Exhibit 21.1 to this report.
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
Inventories
Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations and approximate actual costs. Inventory purchased from third-party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and slow-moving inventories. Inventory reserves of $45.6 million and $39.2 million were recorded as of December 31, 2016 and 2015, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.
Inventories acquired from TIW as of November 10, 2016 have been recorded at provisional fair values. For additional information, see Note 4, Business Acquisitions.
Property, Plant and Equipment
Property, plant and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives.
Property, plant and equipment acquired from TIW as of November 10, 2016 have been recorded at provisional fair values. For additional information, see Note 4, Business Acquisitions.
Goodwill
Goodwill consists of the excess of the acquisition costs over the fair value of net assets acquired in business combinations. Goodwill is reviewed for impairment annually in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount may be impaired. For this purpose, goodwill is evaluated at the reporting unit level. Dril-Quip recorded goodwill related to the acquisition of TIW. For further information regarding goodwill, see Note 7, Goodwill.
Intangible Assets
Definite-lived intangible assets consist of patents and customer relationships. Dril-Quip recognizes amortization expense for definite-lived intangible assets on a straight-line basis over the estimated useful lives. Indefinite-lived intangible assets consist of trademarks, specifically trade names acquired as part of the acquisition of TIW. Indefinite-lived intangible assets are stated at cost and are not amortized; instead, they are tested for impairment at least annually. The Company reviews acquired trademarks for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the assets may be impaired. The fair value of trademarks is estimated using the relief from royalty method to estimate the value of the cost savings and a discounted cash flows method to estimate the value of future income. The sum of these two values for each trademark is the fair value of the trademark. If the carrying amount of trademarks exceeds the estimated fair value, the impairment is calculated as the excess of carrying amount over the estimate of fair value. For additional information regarding other assets, see Note 8, Intangible Assets.
Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to be generated by the asset, an impairment charge is recognized by reflecting the asset at its fair value. No impairments of long-lived assets were recorded in 2016, 2015 or 2014.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Current income taxes are provided on income reported for financial statement purposes, adjusted for transactions that do not enter into the computation of income taxes payable in the same year. Deferred tax assets and liabilities are measured using enacted tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company classifies interest and penalties related to uncertain tax positions as income taxes in its financial statements.
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
Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2016 and 2015, receivables included $56.8 million and $70.8 million of unbilled receivables, respectively. For the year ended December 31, 2016, there were 10 projects representing approximately 14% of the Company’s total revenues and approximately 17% of its product revenues, and 14 projects during 2015 representing approximately 16% of the Company’s total revenues and approximately 19% of its product revenues, which were accounted for using percentage-of-completion accounting.
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
Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. The Company experienced exchange gains of approximately $25.6 million, $3.9 million and $3.4 million in 2016, 2015 and 2014, respectively, net of income taxes. These amounts are included in selling, general and administrative costs in the Consolidated Statements of Income on a pre-tax basis.
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
Earnings Per Share
Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed considering the dilutive effect of stock options and awards using the treasury stock method. Options where the exercise price exceeds the average market price are excluded from the calculation of diluted net earnings per share because their effect would be anti-dilutive.
3. New Accounting Standards
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, “Intangibles - Goodwill and Other (Topic 350).”  The standard simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.  The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is evaluating the impact of the new standard on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business (Topic 805).” This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of the new standard on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting (Topic 718).” The standard simplifies several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years.

The Company expects the primary impact of this ASU to be the income tax effects of awards recognized in the statement of cash flows when the awards are vested or settled.
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (right of use) and lease obligations (lease liability) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company has launched an internal project to evaluate the impact of the new standard on its financial statements. Dril-Quip has $16.8 million in future minimum lease payments as of December 31, 2016. Dril-Quip is a lessee in the majority of its leasing transactions and expects the implementation of the new standard to increase its non-current assets and non-current liabilities. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill the contract. The standard’s effective date was originally for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 and interim periods within annual reporting periods beginning after December 15, 2017. The Company will adopt this standard on January 1, 2018. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.
4. Business Acquisitions
On October 14, 2016, the Company entered into an agreement with Pearce Industries, Inc. to acquire all the outstanding common stock, par value $100.00 per share, of TIW Corporation (TIW) for a cash purchase price of $142.7 million, which is subject to customary adjustments for cash and working capital. The acquisition closed on November 10, 2016 and is expected to strengthen the Company's liner hanger sales and increase market share. Additionally, the acquisition of TIW gives Dril-Quip a presence in the onshore oil and gas market.
Total acquisition costs through December 31, 2016 in connection with the purchase of TIW were $2.5 million and were expensed in general and administrative costs.
Purchase Price Allocation
Acquired assets and liabilities were recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of tangible and intangible identifiable net assets resulted in the recognition of goodwill of $34.4 million, the majority of which is included in long-lived assets in the Western Hemisphere and is attributable to expected synergies from combining operations as well as intangible assets which do not qualify for separate recognition. The amount of goodwill that is deductible for income tax purposes is not significant.
The goodwill was determined on the basis of the fair values of the tangible and intangible assets and liabilities as of the acquisition date. It may be adjusted if the provisional fair values change as a result of circumstances existing at the acquisition date. Such fair value adjustments may arise in respect to intangible assets, inventories and property, plant and equipment, upon completion of the necessary valuations and physical verifications of such assets. The amount of deferred taxes may also be adjusted during the measurement period. For further information regarding goodwill, see Note 7.

The following table sets forth the preliminary purchase price allocation, which was based on fair value of assets acquired and liabilities assumed at the acquisition date, November 10, 2016:

Valuation at November 10, 2016
(In thousands)
Cash	$1,829
Trade receivables	9,794
Inventories	29,896
Prepaid and other current assets	3,572
Deferred income taxes	205
Property, plant and equipment	38,058
Intangible assets (1)	29,808
Total assets acquired	$113,162

Accounts payable	5,599
Customer prepayments	2,757
Other accrued liabilities	2,644
Deferred tax liabilities, non-current	2,261
Total liabilities assumed	$13,261

Net identifiable assets acquired	$99,901
Goodwill	34,371
Net assets acquired	$134,272
(1) Includes $3.3 million of patents with a weighted average useful life of 10 years, $8.4 million of tradenames with an indefinite life and $18.1 million of customer relationships with a weighted average useful life of 15 years. See Note 8 for further information regarding intangible assets.

Summary of Unaudited Pro Forma Information
TIW's results of operations have been included in Dril-Quip's financial statements for the period subsequent to the closing of the acquisition on November 10, 2016. Business acquired from TIW contributed revenues of $6.6 million, a pre-tax operating loss of $4.4 million and a net loss of $3.1 million for the period from November 10, 2016 through December 31, 2016. The following table reflects the unaudited pro forma consolidated results of operations for the period presented, as though the acquisition of TIW had occurred on January 1, 2015:

	Year Ended December 31,
	2016	2015
	(In thousands, except per share data)
	(unaudited)
Revenues	$595,797	$943,714
Net income	$84,756	$193,310
Basic earnings per share	$2.26	$5.04
Diluted earnings per share	$2.25	$5.02

The unaudited pro forma financial information is presented for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The pro forma results do not include, for example, the effects of anticipated synergies from the acquisition.

5. Inventories, net
Inventories consist of the following:

	December 31,
	2016	2015
	(In thousands)
Raw materials and supplies	$85,684	$101,311
Work in progress	81,645	104,102
Finished goods	233,732	178,292
	401,061	383,705
Less: allowance for obsolete and excess inventory	(45,648)	(39,247)
Total inventory	$355,413	$344,458
6. Property, Plant and Equipment, net
Property, plant and equipment consists of:

	Estimated Useful Lives	December 31,
		2016	2015
		(In thousands)
Land and improvements	10-25 years	$26,653	$27,753
Buildings	15-40 years	201,239	188,420
Machinery, equipment and other	3-10 years	389,111	351,477
		617,003	567,650
Less accumulated depreciation		(293,854)	(273,399)
Total property, plant and equipment		$323,149	$294,251
Depreciation expense totaled $31.6 million, $30.5 million and $31.2 million for 2016, 2015 and 2014, respectively.
7. Goodwill
The changes in the carrying amount of goodwill by reporting unit during the year ended December 31, 2016 were as follows:

	Carrying Value			Carrying Value
	January 1, 2016	Acquisition of TIW	Impairments	December 31, 2016
	(In thousands)
Western Hemisphere	$—	$26,632	$—	$26,632
Eastern Hemisphere	—	7,739	—	7,739
Asia-Pacific	—	—	—	—
Total	$—	$34,371	$—	$34,371

8. Intangible Assets
Intangible assets, the majority of which were acquired in the acquisition of TIW, consist of the following:

	Estimated Useful Lives	2016			2015
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
		(In thousands)
Trademarks	indefinite	$8,416	$—	$8,416	$—	$—	$—
Patents	15 - 30 years	3,583	294	3,289	248	248	—
Customer relationships	5 - 15 years	18,057	168	17,889	—	—	—
		$30,056	$462	$29,594	$248	$248	$—
Amortization expense was $0.2 million, none and none for 2016, 2015 and 2014, respectively. Based on the carrying value of intangible assets at December 31, 2016, amortization expense for the subsequent five years is estimated to be as follows: 2017—$1.5 million; 2018—$1.5 million; 2019—$1.5 million; 2020—$1.5 million; and 2021—$1.5 million.
9. Income Taxes
The Company is required to recognize the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. An evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2016, which are the years ended December 31, 2009 through December 31, 2015. The Company has occasionally been assessed interest or penalties by major tax jurisdictions; these assessments historically have not materially impacted the Company’s financial results. Interest expense assessed by tax jurisdictions is included with interest expense and assessed penalties are included in selling, general and administrative expenses.
The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had an uncertain tax position of $5.7 million at December 31, 2016 due to uncertainty in special provisions in foreign tax jurisidictions. There were no uncertain tax positions for the years ended December 31, 2015 and 2014. If it is more likely than not that the related tax benefits will not be realized, a valuation allowance would be established to reduce deferred tax assets. As of December 31, 2016 and 2015, the Company determined that a valuation allowance was not necessary.
A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the year ended December 31, 2016 is as follows:

2016
(In thousands)
Balance at beginning of year	$—
Additions for tax positions related to the current year	—
Additions for tax positions in prior years	3,628
Additions related to acquisitions	2,089
Balance at end of year	$5,717
It is reasonably possible that the Company's existing liabilities for unrecognized tax benefits may increase or decrease in the year ending December 31, 2017, primarily due to the progression of any audits and the expiration of statutes of limitation. However, the Company cannot reasonably estimate a range of potential changes in its existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of any possible audits. As of December 31, 2016, if recognized, $5.7 million of the Company's unrecognized tax benefits, including interest and penalties, would favorably impact the effective tax rate.

Income before income taxes consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Domestic	$33,543	$107,158	$124,571
Foreign	82,325	142,613	154,809
Total	$115,868	$249,771	$279,380
The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
Federal	$8,461	$33,017	$43,652
Foreign	15,246	28,229	30,022
Total current	23,707	61,246	73,674
Deferred:
Federal	1,121	(1,611)	(5,916)
Foreign	(2,181)	(1,872)	2,910
Total deferred	(1,060)	(3,483)	(3,006)
Total	$22,647	$57,763	$70,668
The difference between the effective income tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	Year Ended December 31,
	2016	2015	2014
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	(11.7)	(7.3)	(6.0)
Foreign development tax incentive	(0.9)	(1.3)	(1.6)
Manufacturing benefit	(1.1)	(1.4)	(1.7)
Foreign intellectual property tax benefit	(1.0)	(0.8)	—
Other	(0.8)	(1.1)	(0.4)
Effective income tax rate	19.5%	23.1%	25.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based upon existing market conditions and the Company’s earnings prospects, it is anticipated that all deferred tax assets will be realized in future years. If it is more likely than not that the related tax benefits will not be realized, a valuation allowance would be established to reduce deferred tax assets. As of December 31, 2016 and 2015, the Company determined that a valuation allowance was not necessary. Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
	2016	2015
	(In thousands)
Net current deferred tax assets:
Inventory	$11,674	$11,062
Inventory reserve	9,857	8,926
Allowance for doubtful accounts	1,311	1,578
Reserve for accrued liabilities	840	1,205
Other	815	1,842
Net current deferred tax assets	24,497	24,613
Net non-current deferred tax liability:
Property, plant and equipment	(9,552)	(10,583)
Stock options	6,052	6,898
Other	1,699	708
Net non-current deferred tax liabilities	(1,801)	(2,977)
Net deferred tax asset	$22,696	$21,636
Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. The estimate of undistributed earnings of the Company’s foreign subsidiaries amounted to $854 million as of December 31, 2016. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.
The Company paid $23.0 million, $61.7 million and $69.9 million in income taxes in 2016, 2015 and 2014, respectively.
10. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
	2016	2015
	(In thousands)
Payroll taxes	$3,151	$2,639
Property, sales and other taxes	6,258	7,059
Commissions payable	1,424	1,925
Accrued vendor costs	2,185	3,134
Accrued warranties	3,853	4,414
Other	1,245	313
Total	$18,116	$19,484
11. Employee Benefit Plans
The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense was $4.6 million, $5.7 million and $5.9 million in 2016, 2015 and 2014, respectively.

12. Commitments and Contingencies
The Company leases certain offices, shop and warehouse facilities, automobiles and equipment. Total lease expense incurred was $5.0 million, $5.1 million and $4.2 million in 2016, 2015 and 2014, respectively. Future annual minimum lease commitments at December 31, 2016 are as follows: 2017—$3.5 million; 2018—$2.4 million; 2019—$1.8 million; 2020—$1.6 million; 2021—$0.8 million; and thereafter—$6.7 million.
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
In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with two additional assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (Santo Credits) on the importation of goods from July 2005 to October 2007. The Santo Credits are not related to the credits described above. The Company has objected to these assessments on the grounds that they would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. With regard to the December 2010 assessment, the Company’s Brazilian subsidiary filed an appeal with a State of Rio de Janeiro judicial court to annul the tax assessment following a ruling against the Company by the tax administration’s highest council. In connection with that appeal, the Company was required to deposit with the court approximately $3.1 million in December 2014 as the full amount of the assessment with penalties and interest. The Company filed a similar appeal in the judicial system with regard to the January 2011 assessment and was required to deposit with the court approximately $5.7 million in December 2016. The Company believes that these credits are valid and that success in the judicial court process is probable. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.
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

13. Geographic Segments

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Revenues:
Western Hemisphere
Products	$254,359	$332,452	$430,597
Services	63,350	88,376	74,544
Intercompany	43,856	53,429	55,094
Total	$361,565	$474,257	$560,235
Eastern Hemisphere
Products	$106,862	$234,853	$205,185
Services	34,818	52,963	59,794
Intercompany	337	5,799	10,719
Total	$142,017	$293,615	$275,698
Asia-Pacific
Products	$71,791	$118,059	$137,423
Services	7,551	17,607	23,414
Intercompany	1,882	5,124	3,165
Total	$81,224	$140,790	$164,002
Summary
Products	$433,012	$685,364	$773,205
Services	105,719	158,946	157,752
Intercompany	46,075	64,352	68,978
Eliminations	(46,075)	(64,352)	(68,978)
Total	$538,731	$844,310	$930,957
Depreciation and amortization:
Western Hemisphere	22,455	20,301	20,851
Eastern Hemisphere	4,965	5,685	5,794
Asia-Pacific	4,437	4,491	4,510
Total	$31,857	$30,477	$31,155
Income before income taxes:
Western Hemisphere	$40,280	$112,499	$143,206
Eastern Hemisphere	60,835	89,349	79,146
Asia-Pacific	12,779	38,155	54,302
Eliminations	1,974	9,768	2,726
Total	$115,868	$249,771	$279,380
Total Long-Lived Assets:
Western Hemisphere	$317,875	$208,408	$221,597
Eastern Hemisphere	33,338	43,449	45,517
Asia-Pacific	53,960	55,021	57,823
Eliminations	(480)	(2,926)	(2,926)
Total	$404,693	$303,952	$322,011
Total Assets:
Western Hemisphere	$775,358	$677,460	$731,448
Eastern Hemisphere	318,529	391,672	375,781
Asia-Pacific	370,043	372,823	354,329
Eliminations	(2,526)	(13,705)	(12,307)
Total	$1,461,404	$1,428,250	$1,449,251

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
In 2016, Chevron and its affiliated companies accounted for approximately 16% of the Company’s total revenues. In 2015 and 2014, Chevron and its affiliated companies accounted for approximately 12% and 10%, respectively, of the Company’s total revenues. No other customer accounted for more than 10% of the Company’s total revenues in 2016, 2015 or 2014.
14. Stockholders’ Equity
Under a Stockholder Rights Plan adopted by the Board of Directors on November 24, 2008, each share of common stock includes one right to purchase from the Company a unit consisting of one hundredth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock at a specific purchase price per Fractional Share, subject to adjustment in certain events. The rights will cause substantial dilution to any person or group that attempts to acquire the Company without the approval of the Company’s Board of Directors.
15. Stock-Based Compensation and Stock Awards
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
Option activity for the year ended December 31, 2016 was as follows:

	Number of Options	Weighted Average Price	Aggregate intrinsic value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	415,122	55.64
Granted	—	—
Exercised	(54,350)	40.61
Forfeited	(8,813)	67.71
Outstanding at December 31, 2016	351,959	$57.66	$2.5	3.5
Exercisable at December 31, 2016	351,959	$57.66	$2.5	3.5

The total intrinsic value of stock options exercised in 2016, 2015 and 2014 was $1.0 million, $0.8 million and $2.0 million, respectively. The income tax benefit realized from stock options exercised was $357,000, $263,000 and $718,000 for the years ended December 31, 2016, 2015 and 2014, respectively. There were no anti-dilutive stock option shares on December 31, 2016.
Stock-based compensation is recognized as selling, general and administrative expense in the accompanying Consolidated Statements of Income. For the year ended December 31, 2016, there was no stock-based compensation expense for stock option awards. During the years ended December 31, 2015 and 2014, stock-based compensation expense for stock option awards was $1.1 million and $2.5 million, respectively. No stock-based compensation expense was capitalized during 2016, 2015 and 2014.
Options granted to employees vest over four years and the Company recognizes compensation expense on a straight-line basis over the vesting period of the options. At December 31, 2016, there was no unrecognized compensation expense related to nonvested stock options as all outstanding options were fully vested.
Restricted Stock Awards
On October 28, 2016 and 2015, pursuant to the 2004 Plan, the Company awarded officers, directors and key employees restricted stock awards (RSAs), which is an award of common stock subject to time vesting. In May 2012, the Board of Directors amended the 2004 Plan to include non-employee directors as eligible for RSAs. The awards issued under the 2004 Plan are restricted as to transference, sale and other disposition. These RSAs vest ratably over a three year period. The RSAs may also vest in case of a change of control. Upon termination, whether voluntary or involuntary, the RSAs that have not vested will be returned to the Company resulting in stock forfeitures. The fair market value of the stock on the date of grant is amortized and charged to selling, general and administrative expense over the stipulated time period over which the RSAs vest on a straight-line basis, net of estimated forfeitures.
The Company’s RSA activity and related information is presented below:

	RSA Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2015	193,596	$77.91
Granted	165,063	48.45
Vested	(84,513)	84.98
Forfeited	(4,763)	80.60
Nonvested balance at December 31, 2016	269,383	$57.59
RSA compensation expense for the years ended December 31, 2016 and 2015 totaled $7.2 million and $6.3 million for 2014. For 2016, 2015 and 2014, the income tax benefit recognized in net income for RSAs was $1.2 million, $1.8 million and $2.2 million, respectively. As of December 31, 2016, there was $14.0 million of total unrecognized compensation cost related to nonvested RSAs, which is expected to be recognized over a weighted average period of 2.2 years. There were 108,561 anti-dilutive restricted shares on December 31, 2016.
Performance Unit Awards
On October 28, 2016 and 2015, pursuant to the 2004 Plan, the Company awarded performance unit awards (Performance Units) to officers and key employees. The Performance Units were valued based on a Monte Carlo simulation at $53.46 for the 2016 grants and $79.00 for the 2015 grants, approximately 110.3% and 120.2%, respectively, of the grant share price. Under the plan, participants may earn from 0% to 200% of their target award based upon the Company’s relative total share return (TSR) in comparison to the 15 component companies of the Philadelphia Oil Service Index. The TSR is calculated over a three year period from October 1, 2015 and 2016 to September 30, 2018 and 2019, respectively, and assumes reinvestment of dividends for companies within the index that pay dividends, which Dril-Quip does not. Assumptions used in the Monte Carlo simulation are as follows:

	2015	2016
Grant date	October 28, 2015	October 28, 2016
Performance period	October 1, 2015 to September 30, 2018	October 1, 2016 to September 30, 2019
Volatility	29.5%	32.5%
Risk-free interest rate	0.9795%	1.0100%
Grant date price	$65.72	$48.45

The Company’s Performance Unit activity and related information is presented below:

	Number of Performance Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance at December 31, 2015	135,969	$106.49
Granted	87,503	53.46
Vested	(27,253)	138.31
Forfeited	—	—
Nonvested balance at December 31, 2016	196,219	$78.42
Performance Unit compensation expense was $4.6 million for the year ended December 31, 2016, $4.5 million for 2015 and $3.1 million for 2014. For 2016, 2015 and 2014, the income tax benefit recognized in net income for Performance Units was $462,000, $1.1 million and none, respectively. As of December 31, 2016, there was $8.9 million of total unrecognized compensation expense related to nonvested Performance Units which is to be recognized over a weighted average period of 2.1 years. There were 64,546 anti-dilutive Performance Units at December 31, 2016.
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
The Company DSA activity for December 31, 2016 is presented below:

	DSA Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2015	6,162	$71.77
Granted	8,174	58.47
Vested	(914)	89.39
Forfeited	—	—
Nonvested balance at December 31, 2016	13,422	$62.46
Director stock compensation awards expense for 2016 was $405,000 as compared to $328,000 for 2015 and $21,600 for 2014. For 2016, 2015 and 2014, the income tax benefit recognized in net income for DSAs was $19,000, $41,000 and none, respectively. There was $300,000 of unrecognized compensation expense related to nonvested DSAs, which is expected to be recognized over a weighted average period of one year. There were 2,162 anti-diluted DSA shares on December 31, 2016.

The following table summarizes information for equity compensation plans in effect as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	351,959	$57.66	184,773
Equity compensation plans not approved by stockholders	—	—	—
Total	351,959	$57.66	184,773

(1)	Excludes 282,805 shares of unvested RSAs and DSAs and 196,219 of unvested Performance Units, which were granted pursuant to the 2004 Plan approved by the stockholders.
16. Earnings Per Share
The following is a reconciliation of the basic and diluted earnings per share computation.

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Net income	$93,221	$192,008	$208,712
Weighted average basic common shares outstanding	37,537	38,364	39,964
Effect of dilutive securities—stock options and awards	130	167	226
Total shares and dilutive securities	37,667	38,531	40,190
Basic earnings per common share	$2.48	$5.00	$5.22
Diluted earnings per common share	$2.47	$4.98	$5.19
17. Stock Repurchase Plan
Under two separate share repurchase plans approved by its Board of Directors, the Company repurchased and cancelled 2,023,172 shares for a total cost of $190 million during 2014. On February 26, 2015, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. The Company repurchased 1,184,700 shares in 2015 at an average cost of $63.98 per share for a total cost of $75.8 million. During the first six months of 2016, the Company repurchased 400,500 shares under this plan at an average cost of $60.51 per share for a total cost of $24.2 million, to conclude all repurchases under the February 26, 2015 plan. All repurchased shares were subsequently cancelled.
On July 26, 2016, the Board of Directors authorized a new stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. No repurchases have been made pursuant to this plan as of December 31, 2016.

18. Quarterly Results of Operations (Unaudited):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data) (Unaudited)
2016
Revenues	$166,561	$142,439	$123,640	$106,091
Cost of sales	93,096	79,881	77,633	77,794
Gross profit	73,465	62,558	46,007	28,297
Operating income (loss)	49,343	45,217	22,933	(4,634)
Net income	36,769	36,137	19,013	1,302
Earnings per share:
Basic(1)	$0.97	$0.96	$0.51	$0.03
Diluted(1)	0.97	0.96	0.51	0.03
2015
Revenues	$226,002	$215,276	$201,402	$201,630
Cost of sales	125,138	117,664	108,132	108,352
Gross profit	100,864	97,612	93,270	93,278
Operating income	71,693	52,579	64,255	60,308
Net income	53,664	39,213	50,777	48,354
Earnings per share:
Basic(1)	$1.38	$1.01	$1.32	$1.28
Diluted(1)	1.38	1.01	1.32	1.28

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.
19. Subsequent Event
On January 6, 2017, the Company acquired The Technologies Alliance Inc. d/b/a OilPatch Technologies (OPT) for $20.0 million. The purchase price was subject to closing adjustments and was funded with cash on hand. The acquisition and purchase price allocation do not meet the significant subsidiary test outlined in Regulation S-X Rule 1-02. Therefore, the Company does not expect the acquisition to have a material impact on the Company's Consolidated Balance Sheets. OPT's results of operations for the periods prior to this acquisition were not material to the Company's Consolidated Statements of Operations.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 44 of this Annual Report on Form 10-K.
There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2017 Proxy Statement”) for its annual meeting of stockholders to be held on May 12, 2017, which sections are incorporated herein by reference.
Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.
Item 11.        Executive Compensation
The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2017 Proxy Statement, which sections are incorporated herein by reference.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2017 Proxy Statement, which sections are incorporated herein by reference.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2017 Proxy Statement, which section is incorporated herein by reference.
Item 14.        Principal Accountant Fees and Services
The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Public Accounting Firm—Fees” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2017 Proxy Statement, which sections are incorporated herein by reference.

PART IV
Item 15.        Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
All financial statements of the registrant are set forth under Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charges to costs and expenses	Recoveries and write offs	Balance at end of period
	(In thousands)
Allowance for doubtful trade receivables
December 31, 2016	$7,739	$1,259	$(3,428)	$5,570
December 31, 2015	6,241	5,741	(4,243)	7,739
December 31, 2014	2,364	4,832	(955)	6,241
Allowance for excess and slow moving inventory
December 31, 2016	$39,247	$5,748	$653	$45,648
December 31, 2015	34,607	8,512	(3,872)	39,247
December 31, 2014	33,216	3,951	(2,560)	34,607
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

*+10.12	—	2012 Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2012).

*+10.13	—	Form of Indemnification Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K/A filed on January 18, 2012).

*+10.14	—	2013 Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

*+10.15	—	Stock Compensation Program for Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

*+10.16	—	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2015).

*10.17	—
Amendment to Contract #4600368806, dated as of July 29, 2016, between Petróleo Brasileiro S.A., the Company and Dril-Quip do Brasil LTDA (English translation) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

*10.18	—
Extrajudicial Agreement, dated as of October 17, 2016, between Petróleo Brasileiro S.A., the Company and Dril-Quip do Brazil LTDA (English translation) (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

**21.1	—	Subsidiaries of the Registrant.

**23.1	—	Consent of PricewaterhouseCoopers LLP.

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jerry M. Brooks.

**32.1	—	Section 1350 Certification of Blake T. DeBerry.

**32.2	—	Section 1350 Certification of Jerry M. Brooks.

**101.INS	—	XBRL Instance Document

**101.SCH	—	XBRL Schema Document

**101.CAL	—	XBRL Calculation Document

**101.DEF	—	XBRL Definition Linkbase Document

**101.LAB	—	XBRL Label Linkbase Document

**101.PRE	—	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.

**	Filed with this report.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2017.

DRIL-QUIP, INC.

By:	/S/ BLAKE T. DEBERRY
Blake T. DeBerry President and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ JOHN V. LOVOI	Chairman of the Board	February 28, 2017
JOHN V. LOVOI
/S/ BLAKE T. DEBERRY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
BLAKE T. DEBERRY
/S/ JERRY M. BROOKS	Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017
JERRY M. BROOKS
/S/ A.P. SHUKIS	Director	February 28, 2017
A.P. SHUKIS
/S/ TERENCE B. JUPP	Director	February 28, 2017
TERENCE B. JUPP
/S/ STEVEN L. NEWMAN	Director	February 28, 2017
STEVEN L. NEWMAN