Form 10-Q
period 2017-03-31
DRIL-QUIP INC
filed 2017-04-27
CIK 1042893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of April 26, 2017, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 37,834,392.

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements
DRIL-QUIP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$414,190	$423,497
Trade receivables, net	208,496	213,513
Inventories, net	346,737	355,413
Deferred income taxes	—	24,497
Prepaids and other current assets	37,806	39,791
Total current assets	1,007,229	1,056,711
Property, plant and equipment, net	319,974	323,149
Deferred income taxes	23,139	1,699
Goodwill	46,514	34,371
Intangible assets	39,843	29,594
Other assets	16,788	15,880
Total assets	$1,453,487	$1,461,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,696	$36,108
Accrued income taxes	21,961	24,543
Customer prepayments	6,629	11,884
Accrued compensation	12,468	10,829
Other accrued liabilities	16,439	18,116
Total current liabilities	83,193	101,480
Deferred income taxes	2,298	3,500
Total liabilities	85,491	104,980
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value, 37,831,982 and 37,797,317 shares issued and outstanding at March 31, 2017 and December 31, 2016	375	375
Additional paid-in capital	9,087	5,468
Retained earnings	1,501,082	1,500,988
Accumulated other comprehensive losses	(142,548)	(150,407)
Total stockholders’ equity	1,367,996	1,356,424
Total liabilities and stockholders’ equity	$1,453,487	$1,461,404
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31,
	2017	2016
	(In thousands, except per share data)
Revenues:
Products	$91,592	$135,194
Services	27,636	31,367
Total revenues	119,228	166,561
Cost and expenses:
Cost of sales:
Products	66,462	76,922
Services	15,978	16,174
Total cost of sales	82,440	93,096
Selling, general and administrative	25,808	13,221
Engineering and product development	11,850	10,901
Total costs and expenses	120,098	117,218
Operating income (loss)	(870)	49,343
Interest income	937	482
Interest expense	(15)	(4)
Income before income taxes	52	49,821
Income tax provision (benefit)	(42)	13,052
Net income	$94	$36,769
Earnings per common share:
Basic	$—	$0.97
Diluted	$—	$0.97
Weighted average common shares outstanding:
Basic	37,525	37,752
Diluted	37,693	37,847
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2017	2016
	(In thousands)
Net income	$94	$36,769
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	7,859	(1,266)
Total comprehensive income	$7,953	$35,503
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2017	2016
	(In thousands)
Operating activities
Net income	$94	$36,769
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,832	7,775
Stock-based compensation expense	3,216	3,192
Loss (gain) on sale of equipment	—	(13)
Deferred income taxes	(1,121)	(962)
Changes in operating assets and liabilities:
Trade receivables, net	7,044	(8,942)
Inventories, net	11,591	1,899
Prepaids and other assets	3,051	8,050
Excess tax benefits of stock options and awards	—	(11)
Accounts payable and accrued expenses	(22,231)	4,766
Net cash provided by operating activities	11,476	52,523
Investing activities
Purchase of property, plant and equipment	(4,847)	(7,732)
Proceeds from sale of equipment	439	76
Acquisition of business, net of cash acquired	(19,869)	—
Net cash used in investing activities	(24,277)	(7,656)
Financing activities
Repurchase of common stock	—	—
Proceeds from exercise of stock options	403	155
Excess tax benefits of stock options and awards	—	11
Net cash used in financing activities	403	166
Effect of exchange rate changes on cash activities	3,091	(3,003)
Increase (decrease) in cash and cash equivalents	(9,307)	42,030
Cash and cash equivalents at beginning of period	423,497	381,336
Cash and cash equivalents at end of period	$414,190	$423,366
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Principles of Consolidation
Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), designs, manufactures, sells and services highly engineered drilling and production equipment that is well suited primarily for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors, diverters and safety valves. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies and drilling contractors throughout the world. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip’s customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.
The Company’s operations are organized into three geographic segments— Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its headquarter locations as well as at TIW in Houston, Texas and in Macae, Brazil. The Company maintains additional facilities for fabrication and/or reconditioning and rework in Australia, Canada, China, Denmark, Ecuador, Egypt, Ghana, Hungary, Indonesia, Mexico, Nigeria, Norway, Qatar and Venezuela. The Company’s manufacturing operations are vertically integrated, allowing it to perform substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd., located in Singapore; TIW Corporation (TIW), located in Houston, Texas; Dril-Quip do Brasil LTDA, located in Macae, Brazil; and DQ Holdings Pty. Ltd., located in Perth, Australia. Other subsidiaries include TIW Canada Ltd., located in Alberta, Canada; Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China with branches in Shenzhen and Beijing, China; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip (Ghana) Ltd., located in Takoradi, Ghana; TIW Hungary LLC, located in Szolnok, Hungary; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; TIW de Mexico S.A. de C.V., located in Villahermosa, Mexico; Dril-Quip (Nigeria) Ltd., located in Port Harcourt, Nigeria; Dril-Quip Qatar LLC, located in Doha, Qatar; TIW (UK) Limited, located in Aberdeen, Scotland; TIW de Venezuela S.A., located in Anaco, Venezuela and with a registered branch located in Shushufindi, Ecuador; and TIW International, Inc., with a registered branch located in Singapore.
The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of March 31, 2017 and the results of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2017 and 2016. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income and cash flows for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
For each project, the Company prepares a detailed analysis of estimated costs, profit margin, completion date and risk factors which include availability of material, production efficiencies and other factors that may impact the project. On a quarterly basis, management reviews the progress of each project, which may result in revisions of previous estimates, including revenue recognition. The Company calculates the percentage complete and applies the percentage to determine the revenues earned and the appropriate portion of total estimated costs to be recognized. Losses, if any, are recorded in full in the period they become known. Historically, the Company’s estimates of total costs and costs to complete have approximated actual costs incurred to complete the project.
Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At March 31, 2017 and December 31, 2016, receivables included $55.6 million and $56.8 million of unbilled receivables, respectively. For the quarter ended March 31, 2017, there were 6 projects representing approximately 12% of the Company’s total revenues and approximately 16% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 9 projects during the first quarter of 2016, which represented approximately 15% of the Company’s total revenues and approximately 18% of its product revenues.
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
In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended March 31,
	2017	2016
	(In thousands)
Weighted average common shares outstanding—basic	37,525	37,752
Dilutive effect of common stock options and awards	168	95
Weighted average common shares outstanding—diluted	37,693	37,847
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
In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting (Topic 718).” The standard simplifies several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2017. The primary impact of this standard is the income tax effects of awards recognized when the awards are vested or settled is now reflected in the statement of cash flows as part of net income from operating activities.
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

In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740)." The new standard requires that deferred tax assets and liabilities be classified as noncurrent on a classified balance sheet. The Company adopted this standard in the first quarter of 2017 on a prospective basis.
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill the contract. The standard’s effective date was originally for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 and interim periods within annual reporting periods beginning after December 15, 2017. The new revenue standard permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption through a cumulative adjustment. The Company is in the process of assessing differences between the new revenue standard and current accounting practices (gap analysis). Remaining implementation matters include completing the gap analysis, establishing new policies, procedures and controls, and quantifying any adjustments upon adoption. The Company has not yet determined if it will apply the full retrospective or the modified retrospective method.
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
Total acquisition costs since inception through March 31, 2017 in connection with the purchase of TIW were $2.5 million. These costs were expensed in general and administrative costs as of December 31, 2016.
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
Summary of Unaudited Pro Forma Information
TIW's results of operations have been included in Dril-Quip's financial statements for the period subsequent to the closing of the acquisition on November 10, 2016. Business acquired from TIW contributed revenues of $15.7 million, a pre-tax operating loss of $1.9 million and a net loss of $0.9 million for the three months ending March 31, 2017.
The following table reflects the unaudited pro forma consolidated results of operations for the comparable period presented, as though the acquisition of TIW had occurred on January 1, 2016:

Three months ended March 31, 2016
(In thousands, except per share data)
(unaudited)
Revenues	$188,060
Net income	$36,737
Basic earnings per share	$0.97
Diluted earnings per share	$0.97
The unaudited pro forma financial information is presented for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The pro forma results do not include, for example, the effects of anticipated synergies from the acquisition.
On January 6, 2017, the Company acquired The Technologies Alliance Inc. d/b/a OilPatch Technologies (OPT) for approximately $20.0 million, which is subject to customary adjustments for cash and working capital. The acquisition was accounted for as a business combination in accordance with ASC 805. The purchase price was subject to closing adjustments and was funded with cash on hand. The acquisition and purchase price allocation do not meet the significant subsidiary test outlined in Regulation S-X Rule 1-02. The acquisition does not have a material impact on the Company's Consolidated Balance Sheets. OPT's results of operations for the periods prior to this acquisition were not material to the Company's Consolidated Statements of Operations.
5. Stock-Based Compensation and Stock Awards
During the three months ended March 31, 2017 and 2016, the Company recognized approximately $3.2 million and $3.2 million, respectively, of stock-based compensation expense, which is included in the selling, general and administrative expense line on the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three months ended March 31, 2017 or 2016.
6. Inventories, net
Inventories consist of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Raw materials	$82,154	$85,684
Work in progress	76,070	81,645
Finished goods	235,783	233,732
	394,007	401,061
Less: allowance for obsolete and excess inventory	(47,270)	(45,648)
Net inventory	$346,737	$355,413

7. Goodwill
The changes in the carrying amount of goodwill by reporting unit during the three months ended March 31, 2017 were as follows:

	Carrying Value		Carrying Value
	December 31, 2016	Acquisitions(1)	March 31, 2017
	(In thousands)
Western Hemisphere	$26,632	$12,143	$38,775
Eastern Hemisphere	7,739	—	7,739
Asia-Pacific	—	—	—
Total	$34,371	$12,143	$46,514
(1) Primarily relates to goodwill additions as a result of the OPT acquisition.

8. Intangible Assets
Intangible assets, substantially all of which were acquired in the acquisition of TIW and OPT, consist of the following:

	Estimated Useful Lives	March 31, 2017			December 31, 2016
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
		(In thousands)
Trademarks	indefinite	$8,408	$—	$8,408	$8,416	$—	$8,416
Patents	15 - 30 years	5,944	459	5,485	3,583	294	3,289
Customer relationships	5 - 15 years	26,440	648	25,792	18,057	168	17,889
Noncompete Agreements	3 years	171	13	158	—	—	—
		$40,963	$1,120	$39,843	$30,056	$462	$29,594
Amortization expense for the three months ended March 31, 2017 and 2016 was $0.7 million and none, respectively.

9. Geographic Areas

	Three months ended March 31,
	2017	2016
	(In thousands)
Revenues:
Western Hemisphere
Products	$65,288	$78,600
Services	18,462	16,993
Intercompany	5,903	10,711
Total	$89,653	$106,304
Eastern Hemisphere
Products	$13,926	$33,161
Services	6,275	13,004
Intercompany	31	185
Total	$20,232	$46,350
Asia-Pacific
Products	$12,378	$23,433
Services	2,899	1,370
Intercompany	66	280
Total	$15,343	$25,083
Summary
Products	$91,592	$135,194
Services	27,636	31,367
Intercompany	6,000	11,176
Eliminations	(6,000)	(11,176)
Total	$119,228	$166,561
Depreciation and amortization:
Western Hemisphere	$7,735	$5,248
Eastern Hemisphere	1,080	1,323
Asia-Pacific	1,017	1,204
Total	$9,832	$7,775
Income before income taxes:
Western Hemisphere	$(5,373)	$24,956
Eastern Hemisphere	3,491	16,684
Asia-Pacific	1,844	6,113
Eliminations	90	2,068
Total	$52	$49,821

	March 31, 2017	December 31, 2016
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$359,705	$317,875
Eastern Hemisphere	33,698	33,338
Asia-Pacific	53,334	53,960
Eliminations	(479)	(480)
Total	$446,258	$404,693
Total Assets:
Western Hemisphere	$760,297	$775,358
Eastern Hemisphere	328,131	318,529
Asia-Pacific	376,503	370,043
Eliminations	(11,444)	(2,526)
Total	$1,453,487	$1,461,404
10. Commitments and Contingencies
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
General
The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and dependency on the condition of the oil and gas industry. Additionally, products of the Company are used in potentially hazardous drilling, completion, and production applications that can cause personal injury, property damage and environmental claims. Although exposure to such risk has not resulted in any significant problems in the past, there can be no assurance that ongoing and future developments will not adversely impact the Company.
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes therein presented elsewhere herein as well as the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Overview
Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), designs, manufactures, sells and services highly engineered drilling and production equipment that is well suited primarily for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors, diverters and safety valves. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies and drilling contractors throughout the world. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip’s customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.
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
According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Brent Crude Oil Prices
Three Months Ended	Low	High	Average	Closing
March 31, 2017	$49.56	$56.34	$53.69	$52.20
March 31, 2016	26.01	40.54	33.84	36.75

According to the April 2017 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are expected to average approximately $54 per barrel in 2017 and $57 per barrel in 2018. In its March 2017 Oil Market Report, the International Energy Agency projected the 2017 global oil demand will grow to 98.0 million barrels per day, a 1.4 million barrels per day increase over 2016.
Offshore Rig Count
Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the three months ended March 31, 2017 and 2016. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Three months ended March 31,
	2017		2016
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	65	39	97	48
Eastern Hemisphere	54	57	71	73
Asia-Pacific	31	212	30	226
TOTAL	150	308	198	347

Source: IHS—Petrodata RigBase – March 31, 2017 and 2016
According to IHS-Petrodata RigBase, as of March 31, 2017, there were 455 rigs under contract for the Company’s geographic regions (148 floating rigs and 307 jack-up rigs), which represents a 15.7% decrease from the rig count of 540 rigs (193 floating rigs and 347 jack-up rigs) as of March 31, 2016.
The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, as of March 31, 2017 and 2016, there were 149 and 191 rigs, respectively, under construction, which represents an approximate 22.0% decline in rigs under construction. The expected delivery dates for the rigs under construction at March 31, 2017 are as follows:

	Floating	Jack-Up
	Rigs	Rigs	Total
2017	19	39	58
2018	17	50	67
2019	7	10	17
2020	3	3	6
After 2020 or unspecified delivery date	1	—	1
	47	102	149
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
The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Continued low hydrocarbon prices would likely have a material adverse effect on the Company’s results of operations.
The Company believes that its backlog should help mitigate the impact of negative market conditions; however, continued low commodity prices or an extended downturn in the global economy or future restrictions on or declines in oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at March 31, 2017 was approximately $296 million, compared to approximately $522 million at March 31, 2016 and approximately $318 million at December 31, 2016.

The following table represents the change in backlog for the three months ending March 31, 2017 and December 31, 2016:

	Three months ended
	March 31, 2017	December 31, 2016
	(in thousands)
Beginning Backlog	$317,579	$378,447
Bookings:
Product	71,054	62,743
Service	27,636	25,598
Cancellation/Revision	(3,500)	(36,784)
Translation	1,993	(6,334)
Total Bookings	97,183	45,223
Revenues:
Product	91,592	80,493
Service	27,636	25,598
Total Revenue	119,228	106,091
Ending Backlog	$295,534	$317,579
In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasileiro S.A. (Petrobras), Brazil’s national oil company. The contract was valued at $650 million, net of Brazilian taxes, at exchange rates in effect at that time (approximately $419 million based on the March 31, 2017 exchange rate of 3.17 Brazilian real to 1.00 U.S. dollar) if all equipment under the contract was ordered. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $132 million have been recognized on this contract through March 31, 2017. As of March 31, 2017, the Company’s backlog included $28 million of purchase orders under this Petrobras contract. The Company has not yet recognized revenue of approximately $8 million as of March 31, 2017 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. Following an interim amendment to extend the term of the contract pending the resolution of discussions, the Company entered into an amendment on October 17, 2016 to extend the duration of the contract until July 2020. As part of the amendment to the contract, Petrobras agreed to issue purchase orders totaling a minimum of approximately $31 million (based on current exchange rates) before 2019. The Company cannot provide assurances that Petrobras will order all of the equipment under the contract.
As of March 31, 2016, the total number of the Company's employees was 2,273, of which 1,230 were located in the United States. The total number of the Company’s employees as of December 31, 2016 was 2,355, which includes the addition of 406 employees of TIW during the fourth quarter of 2016. Of these 2,355, 1,193 were located in the United States. As a result of additional worldwide reductions in workforce and natural attrition, the total number of employees as of March 31, 2017 was reduced to 2,146, an 8.9% reduction from December 31, 2016. Of these 2,146, 1,214 were located in the United States. Also, the Company recognized $1.6 million in severance costs due to the workforce reductions in the first quarter of 2017. In addition, reductions in pay, estimated at approximately $10.0 million on an annualized basis, were instituted globally during the first quarter of 2017.
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
Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. For the three months ended March 31, 2017 and

2016, the Company derived 77% and 81%, respectively, of its revenues from the sale of its products and 23% and 19%, respectively, of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 48% and 57% of its revenues derived from foreign sales for the three months ended March 31, 2017 and 2016, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 52% and 43% of the Company’s total revenues for the three months ended March 31, 2017 and 2016, respectively.
Product contracts are negotiated and sold separately from service contracts. In addition, service contracts are not typically included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on world-wide economic conditions in the oil and gas industry, and is not based on a specific relationship between the two types of contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.
Generally, the Company attempts to raise its prices as its costs increase. However, the actual pricing of the Company’s products and services is impacted by a number of factors, including global oil prices, competitive pricing pressure, the level of utilized capacity in the oil service sector, maintenance of market share, the introduction of new products and general market conditions.
The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the quarter ended March 31, 2017, there were 6 projects representing approximately 12% of the Company’s total revenues and approximately 16% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 9 projects during the first quarter of 2016, which represented approximately 15% of the Company’s total revenues and approximately 18% of its product revenues. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.
Cost of Sales. The principal elements of cost of sales are labor, raw materials and manufacturing overhead. Cost of sales as a percentage of revenues is influenced by the product mix sold in any particular period, costs from projects accounted for under the percentage-of-completion method, over/under manufacturing overhead absorption, pricing and market conditions. The Company’s costs related to its foreign operations do not significantly differ from its domestic costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs associated with sales and marketing, general corporate overhead, business development expenses, compensation expense, stock-based compensation expense, legal expenses, foreign currency transaction gains and losses and other related administrative functions. The Company’s U.K. subsidiary, whose functional currency is the British pound sterling, conducts a portion of its operations in U.S. dollars. As a result, this subsidiary holds significant monetary assets denominated in U.S. dollars. These monetary assets are subject to changes in exchange rates between the U.S. dollar and the British pound sterling, which may result in pre-tax non-cash foreign currency gains or losses.
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

Results of Operations
The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended March 31,
	2017	2016
Revenues:
Products	76.8%	81.2%
Services	23.2	18.8
Total revenues:	100.0	100.0
Cost of sales:
Products	55.7	46.2
Services	13.4	9.7
Total cost of sales:	69.1	55.9
Selling, general and administrative expenses	21.7	8.0
Engineering and product development expenses	9.9	6.5
Operating income	(0.7)	29.6
Interest income	0.8	0.3
Income before income taxes	0.1	29.9
Income tax provision	—	7.8
Net income	0.1%	22.1%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended March 31,
	2017	2016
	(In millions)
Revenues:
Products
Subsea equipment	$74.3	$120.6
Downhole tools	11.3	0.5
Offshore rig equipment	5.1	10.0
Surface equipment	0.9	4.1
Total products	91.6	135.2
Services	27.6	31.4
Total revenues	$119.2	$166.6
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenues. Revenues decreased by $47.3 million, or approximately 28.4%, to $119.2 million in the three months ended March 31, 2017 from $166.6 million in the three months ended March 31, 2016, primarily due to a decrease in demand for exploration and production equipment. Product revenues decreased by approximately $43.6 million for the three months ended March 31, 2017 compared to the same period in 2016 as a result of decreased revenues of $46.3 million in subsea equipment, $4.9 million in offshore rig equipment and $3.2 million in surface equipment, offset by an increase of $10.8 million in downhole tools, primarily due to the acquisition of TIW. Product revenues decreased in the Eastern, Western and Asia-Pacific

Hemispheres by $19.2 million, $13.3 million, and $11.1 million, respectively, largely due to low oil and gas prices resulting in decreases in the demand for exploration and production equipment, especially subsea equipment. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues decreased by approximately $3.7 million resulting from decreased service revenues in the Eastern Hemisphere of $6.7 million, partially offset by increases in the Western Hemisphere of $1.5 million and Asia-Pacific of $1.5 million. The majority of the decreases in service revenues related to decreased technical advisory assistance, largely due to low oil and gas prices leading to decreased exploration and production activities.
Cost of Sales. Cost of sales decreased by $10.7 million, or approximately 11.4%, to $82.4 million for the three months ended March 31, 2017 from $93.1 million for the same period in 2016 as a result of lower revenues. As a percentage of revenues, cost of sales increased to 69.1% from 55.9% in the three months ended March 31, 2017 as compared to the same period in 2016, primarily as result of product mix, pricing concessions and unabsorbed manufacturing costs.
Selling, General and Administrative Expenses. For the three months ended March 31, 2017, selling, general and administrative expenses increased by approximately $12.6 million, or 95.1%, to $25.8 million from $13.2 million for the same period in 2016, primarily due to the inclusion of TIW expenses of $6.6 million, offset by a reduction in personnel and related costs associated with lower headcount during the first quarter of 2017. In addition, the Company experienced a pre-tax foreign currency transaction gain of $0.1 million in the first quarter of 2017 compared to a gain of $7.3 million in the first quarter of 2016. Selling, general and administrative expenses as a percentage of revenues increased to 21.7% in the first quarter of 2017 from 8.0% in the first quarter of 2016.
Engineering and Product Development Expenses. For the three months ended March 31, 2017, engineering and product development expenses totaled $11.9 million compared to $10.9 million for the same period in 2016, an increase of $1.0 million, or 8.7%. The majority of the increase was due to the inclusion of TIW expenses of $1.2 million, offset by a reduction in personnel and related costs associated with lower headcount during the first quarter of 2017. Engineering and product development expenses as a percentage of revenues increased to 9.9% in the first quarter of 2017 from 6.5% in the first quarter of 2016.
Income Tax Provision. Income tax benefit for the three months ended March 31, 2017 was $42,000 on income before taxes of $52,000. Income tax expense for the three months ended March 31, 2016 was $13.1 million on income before taxes of $49.8 million, resulting in an effective income tax rate of approximately 26.2%. Historically, the change in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates.
Net Income. Net income was approximately $94,000 for the three months ended March 31, 2017 and $36.8 million for the same period in 2016 for the reasons set forth above.

Non-GAAP Financial Measures
Net Income (GAAP) to Adjusted Net Income Reconciliation.
Net income, which is calculated in accordance with GAAP, represents the sum of operations, interest and provision for income taxes. Adjusted net income represents net income plus the adjustments for recent acquisitions, severance payments, inventory valuation, acquisition costs and the effect of foreign exchange gains or losses. These items are excluded from adjusted net income internally when evaluating our operating performance and for strategic planning and forecasting purposes. Recent acquisitions are excluded in the adjusted net income calculation until integration is fully achieved. Management believes that net income and adjusted net income, when viewed with the Company’s results under GAAP and the accompanying reconciliation, provides useful information about operating performance and period-over-period growth, and allows investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Additionally, management believes that net income and adjusted net income help investors gain an understanding of the factors and trends affecting our ongoing earnings.
The table below provides a reconciliation between net income and diluted earnings per share, which are calculated in accordance with GAAP, to the respective non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share:

	Three months ended
	March 31, 2017		December 31, 2016		March 31, 2016
	Effect on net income (after-tax)	Impact on diluted earnings per share	Effect on net income (after-tax)	Impact on diluted earnings per share	Effect on net income (after-tax)	Impact on diluted earnings per share

Net income	$94	$—	$1,302	$0.03	$36,769	$0.97
Adjustments (after tax)
Add back: Net loss from TIW	902	0.02	3,070	0.08	—	—
Add back: Severance payments	1,266	0.03	—	—	—	—
Add back: Inventory valuation adjustments	—	—	4,836	0.13	—	—
Add back: Acquisition costs	—	—	2,557	0.07	—	—
Less: The effect of foreign currency	(84)	—	(2,917)	(0.08)	(5,383)	(0.14)
Total adjustments	2,084	0.05	7,546	0.20	(5,383)	(0.14)
Adjusted net income	$2,178	$0.05	$8,848	$0.23	$31,386	$0.83
Adjusted net income does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources
Cash flows provided by (used in) type of activity were as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Operating activities	$11,476	$52,523
Investing activities	(24,277)	(7,656)
Financing activities	403	166
	(12,398)	45,033
Effect of exchange rate changes on cash activities	3,091	(3,003)
Increase (decrease) in cash and cash equivalents	$(9,307)	$42,030

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
Net cash provided by operating activities for the first quarter of 2017 was $11.5 million as compared to $52.5 million in the first quarter of 2016. The decrease is primarily due to decreases in operating assets and liabilities of $6.3 million and lower net income of $36.7 million.
The change in operating assets and liabilities for the three months ended March 31, 2017 resulted in a $0.5 million decrease in cash. Trade receivables decreased $7.0 million primarily due to an increase in customer collection efforts. Inventory decreased by $11.6 million. Prepaids and other assets decreased by $3.1 million due to decreases in vendor prepayments. Accounts payable and accrued expenses decreased by approximately $22.2 million primarily due to a reduction in accounts payable of $11.2 million and customer prepayments of $5.3 million.
The change in operating assets and liabilities for the three months ended March 31, 2016 resulted in a $5.8 million increase in cash. Trade receivables increased $8.9 million primarily due to delays in customer collections from a tightening oil and gas market. Inventory slightly decreased by $1.9 million. Prepaids and other assets decreased by $8.1 million due to decreases in vendor prepayments. Accounts payable and accrued expenses increased by approximately $4.8 million due to a reduction in customer prepayments of $5.8 million.
Capital expenditures by the Company were $4.8 million and $7.7 million in the three months ended March 31, 2017 and 2016, respectively. The capital expenditures for the first quarter of 2017 were $2.7 million for machinery and equipment and other expenditures of $2.1 million. The capital expenditures for the first quarter of 2016 were $6.2 million for machinery and equipment and other expenditures of $1.5 million.
The Company acquired The Technologies Alliance Inc. d/b/a OilPatch Technologies (OPT) for approximately $19.9 million, net of cash and working capital adjustments, during the first quarter of 2017.
The exercise of stock options generated cash to the Company of $403,000 in the first quarter of 2017 as compared to $155,000 in the same period of 2016.
On July 26, 2016, the Board of Directors authorized a stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. No repurchases have been made pursuant to this plan as of March 31, 2017
As of March 31, 2017, the Company has no commercial lending arrangement or lines of credit. The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months. However, continued low hydrocarbon prices, catastrophic events or significant changes in regulations affecting the Company or its customers could have a material adverse effect on the Company’s liquidity. Should market conditions result in unexpected cash requirements, the Company believes that borrowing from commercial lending institutions would be available and adequate to meet such requirements.
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
Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our critical accounting policies. During the three months ended March 31, 2017, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company since December 31, 2016.
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
The Company experienced a foreign currency pre-tax gain of approximately $0.1 million during the three-month period ended March 31, 2017 and a pre-tax gain of $7.3 million in the same quarter of 2016. These gains were primarily due to the exchange rate fluctuations between the U.S. dollar and the British pound sterling.
The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
For a description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 7 to the Notes to Condensed Consolidated Financial Statements.

Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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
These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the following:

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

•	project terminations, suspensions or scope adjustments to contracts reflected in the Company’s backlog;

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s reliance on third-party technologies;

•	acquisition and merger activities involving the Company or its competitors;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency, including those attributable to the Brexit;

•	the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	terrorist threats or acts, war and civil disturbances; and

•	changes to, and differing interpretations of, tax laws with respect to our operations and subsidiaries.
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
Employment Agreement, dated as of March 7, 2017, between the Company and Jeffrey J. Bird (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2017).

*10.2	—	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 9, 2017).

*10.3	—
Employment Agreement, dated as of March 7, 2017, between the Company and Jerry M. Brooks (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 9, 2017).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey J. Bird.

32.1	—	Section 1350 Certification of Blake T. DeBerry.

32.2	—	Section 1350 Certification of Jeffrey J. Bird.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Schema Document

101.CAL	—	XBRL Calculation Document

101.DEF	—	XBRL Definition Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document
____________________________
*    Incorporated herein by reference as indicated.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

Date: April 27, 2017	BY:	/s/ Jeffrey J. Bird
Jeffrey J. Bird,
Vice President and Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Signatory)