Form 10-Q
period 2017-06-30
DRIL-QUIP INC
filed 2017-07-28
CIK 1042893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of July 27, 2017, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 37,838,090.

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements
DRIL-QUIP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$436,987	$423,497
Trade receivables, net	221,567	213,513
Inventories, net	330,510	355,413
Deferred income taxes	—	24,497
Prepaids and other current assets	35,831	39,791
Total current assets	1,024,895	1,056,711
Property, plant and equipment, net	314,610	323,149
Deferred income taxes	23,618	1,699
Goodwill	47,882	34,371
Intangible assets	39,484	29,594
Other assets	16,424	15,880
Total assets	$1,466,913	$1,461,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,356	$36,108
Accrued income taxes	21,498	24,543
Customer prepayments	5,391	11,884
Accrued compensation	17,720	10,829
Other accrued liabilities	17,285	18,116
Total current liabilities	86,250	101,480
Deferred income taxes	2,345	3,500
Total liabilities	88,595	104,980
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value, 37,835,792 and 37,797,317 shares issued and outstanding at June 30, 2017 and December 31, 2016	375	375
Additional paid-in capital	12,654	5,468
Retained earnings	1,501,097	1,500,988
Accumulated other comprehensive losses	(135,808)	(150,407)
Total stockholders’ equity	1,378,318	1,356,424
Total liabilities and stockholders’ equity	$1,466,913	$1,461,404
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenues:
Products	$102,092	$116,048	$193,684	$251,242
Services	25,830	26,391	53,466	57,758
Total revenues	127,922	142,439	247,150	309,000
Cost and expenses:
Cost of sales:
Products	74,991	65,407	141,453	142,329
Services	12,558	14,474	28,536	30,648
Total cost of sales	87,549	79,881	169,989	172,977
Selling, general and administrative	31,179	5,762	56,987	18,983
Engineering and product development	10,308	11,579	22,158	22,480
Total costs and expenses	129,036	97,222	249,134	214,440
Operating income (loss)	(1,114)	45,217	(1,984)	94,560
Interest income	1,070	541	2,007	1,023
Interest expense	(18)	(10)	(33)	(14)
Income before income taxes	(62)	45,748	(10)	95,569
Income tax provision (benefit)	(77)	9,611	(120)	22,663
Net income	$15	$36,137	$110	$72,906
Earnings per common share:
Basic	$—	$0.96	$—	$1.94
Diluted	$—	$0.96	$—	$1.93
Weighted average common shares outstanding:
Basic	37,528	37,564	37,526	37,658
Diluted	37,718	37,713	37,706	37,779
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$15	$36,137	$110	$72,906
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	6,740	(20,087)	14,599	(21,352)
Total comprehensive income	$6,755	$16,050	$14,709	$51,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2017	2016
	(In thousands)
Operating activities
Net income	$110	$72,906
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,713	15,500
Stock-based compensation expense	6,783	6,254
Loss (gain) on sale of equipment	(88)	(29)
Deferred income taxes	(1,486)	(3,828)
Changes in operating assets and liabilities:
Trade receivables, net	(4,823)	64,200
Inventories	29,246	763
Prepaids and other assets	4,471	20,658
Excess tax benefits of stock options and awards	—	(26)
Accounts payable and accrued expenses	(18,226)	(13,537)
Net cash provided by operating activities	38,700	162,861
Investing activities
Purchase of property, plant and equipment	(12,936)	(15,276)
Proceeds from sale of equipment	610	139
Acquisition of business, net of cash acquired	(21,289)	—
Net cash used in investing activities	(33,615)	(15,137)
Financing activities
Repurchase of common stock	—	(24,238)
Proceeds from exercise of stock options	403	508
Excess tax benefits of stock options and awards	—	26
Net cash used in financing activities	403	(23,704)
Effect of exchange rate changes on cash activities	8,002	(13,627)
Increase (decrease) in cash and cash equivalents	13,490	110,393
Cash and cash equivalents at beginning of period	423,497	381,336
Cash and cash equivalents at end of period	$436,987	$491,729
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
The Company’s operations are organized into three geographic segments— Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its headquarter locations as well as at TIW Corporation (TIW) in Houston, Texas and in Macae, Brazil. The Company maintains additional facilities for fabrication and/or reconditioning and rework in Australia, Canada, China, Denmark, Ecuador, Egypt, Ghana, Hungary, Indonesia, Mexico, Nigeria, Norway, Qatar and Venezuela. The Company’s manufacturing operations are vertically integrated, allowing it to perform substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd., located in Singapore; TIW, located in Houston, Texas; Dril-Quip do Brasil LTDA, located in Macae, Brazil; and DQ Holdings Pty. Ltd., located in Perth, Australia. Other subsidiaries include TIW Canada Ltd., located in Alberta, Canada; Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China with branches in Shenzhen and Beijing, China; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip (Ghana) Ltd., located in Takoradi, Ghana; TIW Hungary LLC, located in Szolnok, Hungary; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; TIW de Mexico S.A. de C.V., located in Villahermosa, Mexico; Dril-Quip (Nigeria) Ltd., located in Port Harcourt, Nigeria; Dril-Quip Qatar LLC, located in Doha, Qatar; TIW (UK) Limited, located in Aberdeen, Scotland; TIW de Venezuela S.A., located in Anaco, Venezuela and with a registered branch located in Shushufindi, Ecuador; and TIW International, Inc., with a registered branch located in Singapore.
The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of June 30, 2017 and the results of operations, comprehensive income for the three and six months ended June 30, 2017 and 2016 and cash flows for the six-month periods ended June 30, 2017 and 2016. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income and cash flows for the six-month period ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
For each project, the Company prepares a detailed analysis of estimated costs, profit margin, completion date and risk factors which include availability of material, production efficiencies and other factors that may impact the project. On a quarterly basis, management reviews the progress of each project, which may result in revisions of previous estimates, including revenue recognition. The Company, using the efforts-expended method, calculates the percentage complete and applies the percentage to determine the revenues earned and the appropriate portion of total estimated costs to be recognized. Losses, if any, are recorded in full in the period they become known. Historically, the Company’s estimates of total costs and costs to complete have approximated actual costs incurred to complete the project.
Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At June 30, 2017 and December 31, 2016, receivables included $52.4 million and $56.8 million of unbilled receivables, respectively. For the three months ended June 30, 2017, there were six projects representing approximately 16% of the Company's total revenues and approximately 20% of the Company's product revenues that were accounted for using percentage-of-completion accounting, compared to six projects for the three months ended June 30, 2016, which represented approximately 16% of the Company's total revenues and approximately 19% of its product revenues. For the six months ended June 30, 2017, there were seven projects representing approximately 14% of the Company’s total revenues and approximately 18% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 10 projects for the six months ended June 30, 2016, which represented approximately 15% of the Company’s total revenues and approximately 19% of its product revenues.
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
In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Weighted average common shares outstanding—basic	37,528	37,564	37,526	37,658
Dilutive effect of common stock options and awards	190	149	180	121
Weighted average common shares outstanding—diluted	37,718	37,713	37,706	37,779
3. New Accounting Standards
In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." This update clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate any modifications to its existing awards and therefore has concluded that there is no impact to its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350).”  The standard simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.  The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is evaluating the impact of the new standard on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (right of use) and lease obligations (lease liability) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of assessing its contractual commitments and arrangements with respect to the required presentation and disclosure under the new lease standard and its impact. Remaining implementation matters include completing the gap analysis between current requirements and the new leasing standard, establishing new policies, procedures and controls and quantifying any adjustments upon adoption.
In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740)." The new standard requires that deferred tax assets and liabilities be classified as noncurrent on a classified balance sheet. The Company adopted this standard in the first quarter of 2017 on a prospective basis.
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill the contract. The standard’s effective date was originally for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 and interim periods within annual reporting periods beginning after December 15, 2017. The new revenue standard permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption through a cumulative adjustment. The Company is in the process of assessing its contractual commitments and arrangements with respect to the required presentation and disclosure under the new revenue standard and its impact. Remaining implementation matters include completing the gap analysis between current requirements and the new revenue standard, establishing new policies, procedures and controls, and quantifying any adjustments upon adoption. The Company has not yet determined if it will apply the full retrospective or the modified retrospective method.
4. Business Acquisitions
On October 14, 2016, the Company entered into an agreement with Pearce Industries, Inc. to acquire all the outstanding common stock, par value $100.00 per share, of TIW for a cash purchase price of $142.7 million, which is subject to customary adjustments for cash and working capital. The acquisition closed on November 10, 2016 and is expected to strengthen the Company's liner hanger sales and increase market share. Additionally, the acquisition of TIW gives Dril-Quip a presence in the onshore oil and gas market.
Total acquisition costs since inception through June 30, 2017 in connection with the purchase of TIW were $2.5 million. These costs were expensed in general and administrative costs as of December 31, 2016.
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
Summary of Unaudited Pro Forma Information
TIW's results of operations have been included in Dril-Quip's financial statements for the period subsequent to the closing of the acquisition on November 10, 2016. Business acquired from TIW contributed revenues of $25.7 million, a pre-tax operating loss of $8.7 million and a net loss of $6.6 million for the six months ended June 30, 2017.
The following table reflects the unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2016, as though the acquisition of TIW had occurred on January 1, 2016:

	Three months ended June 30, 2016	Six Months Ended June 30, 2016
	(In thousands, except per share data)
	(unaudited)
Revenues	$163,919	$351,979
Net income	$37,916	$74,653
Basic earnings per share	$1.01	$1.98
Diluted earnings per share	$1.01	$1.98
The unaudited pro forma financial information is presented for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The pro forma results do not include, for example, the effects of anticipated synergies from the acquisition.
On January 6, 2017, the Company acquired The Technologies Alliance Inc. d/b/a OilPatch Technologies (OPT) for approximately $20.0 million, which was subject to customary adjustments for cash and working capital. The acquisition was accounted for as a business combination in accordance with ASC 805. The purchase price was subject to closing adjustments and was funded with cash on hand. The acquisition and purchase price allocation do not meet the significant subsidiary test outlined in Regulation S-X Rule 1-02. The acquisition does not have a material impact on the Company's Consolidated Balance Sheets. OPT's results of operations for the periods prior to this acquisition were not material to the Company's Consolidated Statements of Operations.
5. Stock-Based Compensation and Stock Awards
During the three and six months ended June 30, 2017, the Company recognized approximately $3.6 million and $6.8 million, respectively, of stock-based compensation expense, which is included in the selling, general and administrative expense line on the Condensed Consolidated Statements of Income, compared to $3.1 million and $6.3 million recorded for the three and six months ended June 30, 2016, respectively. No stock-based compensation expense was capitalized during the three and six months ended June 30, 2017 or 2016.
6. Inventories, net
Inventories consist of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Raw materials	$79,164	$85,684
Work in progress	72,569	81,645
Finished goods	228,610	233,732
	380,343	401,061
Less: allowance for obsolete and excess inventory	(49,833)	(45,648)
Net inventory	$330,510	$355,413

7. Goodwill
The changes in the carrying amount of goodwill by reporting unit during the six months ended June 30, 2017 were as follows:

	Carrying Value			Carrying Value
	December 31, 2016	Acquisitions(1)	Foreign Currency Translation Adjustment	June 30, 2017
	(In thousands)
Western Hemisphere	$26,632	$12,788	$312	$39,732
Eastern Hemisphere	7,739	—	411	8,150
Asia-Pacific	—	—	—	—
Total	$34,371	$12,788	$723	$47,882
(1) Primarily relates to goodwill additions as a result of the OPT acquisition.

8. Intangible Assets
Intangible assets, substantially all of which were acquired in the acquisition of TIW and OPT, consist of the following:

	Estimated Useful Lives	June 30, 2017			December 31, 2016
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
		(In thousands)
Trademarks	indefinite	$8,434	$—	$8,434	$8,416	$—	$8,416
Patents	15 - 30 years	5,950	592	5,358	3,583	294	3,289
Customer relationships	5 - 15 years	26,611	1,062	25,549	18,057	168	17,889
Noncompete Agreements	3 years	171	28	143	—	—	—
		$41,166	$1,682	$39,484	$30,056	$462	$29,594
Amortization expense for the six months ended June 30, 2017 and 2016 was $1.2 million and none, respectively.

9. Geographic Areas

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenues:
Western Hemisphere
Products	$54,299	$62,786	$119,587	$141,386
Services	16,430	16,783	34,892	33,776
Intercompany	4,227	10,505	10,130	21,216
Total	$74,956	$90,074	$164,609	$196,378
Eastern Hemisphere
Products	$22,441	$29,913	$36,367	$63,074
Services	6,853	8,007	13,128	21,011
Intercompany	256	22	287	207
Total	$29,550	$37,942	$49,782	$84,292
Asia-Pacific
Products	$25,352	$23,349	$37,730	$46,782
Services	2,548	1,601	5,447	2,971
Intercompany	51	236	117	516
Total	$27,951	$25,186	$43,294	$50,269
Summary
Products	$102,092	$116,048	$193,684	$251,242
Services	25,830	26,391	$53,466	$57,758
Intercompany	4,534	10,763	$10,534	$21,939
Eliminations	(4,534)	(10,763)	(10,534)	(21,939)
Total	$127,922	$142,439	$247,150	$309,000
Depreciation and amortization:
Western Hemisphere	$10,190	$5,084	$17,327	10,105
Eastern Hemisphere	1,075	1,362	$2,155	2,686
Asia-Pacific	1,014	1,045	$2,031	2,249
Corporate	602	234	1,200	460
Total	$12,881	$7,725	$22,713	$15,500
Income before income taxes:
Western Hemisphere	$4,442	$26,530	$11,914	$64,843
Eastern Hemisphere	2,792	25,050	6,283	41,734
Asia-Pacific	5,796	5,111	7,640	11,224
Corporate	(11,750)	(12,098)	(24,595)	(24,921)
Eliminations	(1,342)	1,155	(1,252)	2,689
Total	$(62)	$45,748	$(10)	$95,569

	June 30, 2017	December 31, 2016
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$374,661	$317,875
Eastern Hemisphere	33,813	33,338
Asia-Pacific	54,415	53,960
Eliminations	(20,871)	(480)
Total	$442,018	$404,693
Total Assets:
Western Hemisphere	$777,995	$775,358
Eastern Hemisphere	338,703	318,529
Asia-Pacific	376,323	370,043
Eliminations	(26,108)	(2,526)
Total	$1,466,913	$1,461,404
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
According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended June 30,		Six months ended June 30,
Brent Crude Oil Price per Barrel	2017	2016	2017	2016
Low	$43.98	$35.88	$43.98	$26.01
High	55.05	50.73	56.34	50.73
Average	49.55	45.57	51.57	39.80
Closing	47.08	48.05	47.08	48.05
According to the July 2017 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are expected to average approximately $51 per barrel in 2017 and $52 per barrel in 2018. In its June 2017 Oil Market Report, the International Energy Agency projected the 2017 global oil demand will grow to 97.8 million barrels per day, a 1.2 million barrels per day increase over 2016.
Offshore Rig Count
Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the six months ended June 30, 2017 and 2016. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Six months ended June 30,
	2017		2016
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	62	42	93	47
Eastern Hemisphere	59	59	67	70
Asia-Pacific	34	219	30	223
TOTAL	155	320	190	340

Source: IHS—Petrodata RigBase – June 30, 2017 and 2016
According to IHS-Petrodata RigBase, as of June 30, 2017, there were 462 rigs under contract for the Company’s geographic regions (148 floating rigs and 314 jack-up rigs), which represents an 8.3% decline from the rig count of 504 rigs (174 floating rigs and 330 jack-up rigs) as of June 30, 2016.
The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, as of June 30, 2017 and 2016, there were 147 and 186 rigs, respectively, under construction, which represents an approximate 21.0% decline in rigs under construction. The expected delivery dates for the rigs under construction at June 30, 2017 are as follows:

	Floating	Jack-Up
	Rigs	Rigs	Total
2017	16	28	44
2018	16	54	70
2019	10	15	25
2020	4	3	7
After 2020 or unspecified delivery date	1	—	1
	47	100	147
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
The Company expects continued pressure in both crude oil and natural gas prices, as well as in the level of drilling and production related activities, particularly as they relate to offshore activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. The sustained lower crude oil and natural gas prices, along with lower drilling and production activity, had a negative impact on the Company’s results for the six months ended June 30, 2017 and is expected to persist through 2018. We expect these trends to lead to lower bookings and significantly reduced revenues in the second half of 2017 as compared to the first. A prolonged delay in the recovery of hydrocarbon prices could also lead to material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company's results of operations.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, continued low commodity prices or an extended downturn in the global economy or future restrictions on or declines in oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at June 30, 2017 was approximately $235 million, compared to approximately $296 million at March 31, 2017 and $318 million at December 31, 2016.
The following table represents the change in backlog for the three months ended June 30, 2017, March 31, 2017 and December 31, 2016:

	Three months ended
	June 30, 2017	March 31, 2017	December 31, 2016
	(in thousands)
Beginning Backlog	$295,534	$317,579	$378,447
Bookings:
Product	45,804	71,054	62,743
Service	25,831	27,636	25,598
Cancellation/Revision	(2,758)	(3,500)	(36,784)
Translation	(1,630)	1,993	(6,334)
Total Bookings	67,247	97,183	45,223
Revenues:
Product	102,092	91,592	80,493
Service	25,830	27,636	25,598
Total Revenue	127,922	119,228	106,091
Ending Backlog	$234,859	$295,534	$317,579
In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasileiro S.A. (Petrobras), Brazil’s national oil company. The contract was valued at $650 million, net of Brazilian taxes, at exchange rates in effect at that time (approximately $401 million based on the June 30, 2017 exchange rate of 3.31 Brazilian real to 1.00 U.S. dollar) if all equipment under the contract was ordered. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $140 million have been recognized on this contract through June 30, 2017. As of June 30, 2017, the Company’s backlog included $19 million of purchase orders under this Petrobras contract. The Company has not yet recognized revenue of approximately $3 million as of June 30, 2017 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. Following an interim amendment to extend the term of the contract pending the resolution of discussions, the Company entered into an amendment on October 17, 2016 to extend the duration of the contract until July 2020. As part of the amendment to the contract, Petrobras agreed to issue purchase orders totaling a minimum of approximately $30 million (based on current exchange rates) before 2019. The Company cannot provide assurances that Petrobras will order all of the equipment under the contract.
As of June 30, 2016, the total number of the Company's employees was 2,067, of which 1,119 were located in the United States. The total number of the Company’s employees as of December 31, 2016 was 2,355, which includes the addition of 406 employees of TIW during the fourth quarter of 2016. Of these 2,355, 1,193 were located in the United States. As a result of additional worldwide reductions in workforce and natural attrition, the total number of employees as of June 30, 2017 was reduced to 2,082, an 11.6% reduction from December 31, 2016. Of these 2,082, 1,127 were located in the United States. Also, the Company recognized $1.9 million in severance costs due to the workforce reductions for the six months ended June 30, 2017. In addition, reductions in pay, estimated at approximately $10.0 million on an annualized basis, were instituted globally during the first quarter of 2017.
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
Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. For the three months ended June 30, 2017 and 2016, the Company derived 80% and 81%, respectively, of its revenue from the sale of its products and 20% and 19%, respectively, of its revenues from services. For the six months ended June 30, 2017 and 2016, the Company derived 78% and 81%, respectively, of its revenues from the sales of its products and 22% and 19%, respectively, of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 56% and 57% of its revenues derived from foreign sales for the six months ended June 30, 2017 and 2016, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 44% and 43% of the Company’s total revenues for the six months ended June 30, 2017 and 2016, respectively.
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
The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the three months ended June 30, 2017, there were six projects representing approximately 16% of the Company’s total revenues and approximately 20% of its product revenues that were accounted for using percentage-of-completion accounting, compared to six projects for the three months ended June 30, 2016, which represented approximately 16% of the Company’s total revenues and approximately 19% of its product revenues. For the six months ended June 30, 2017, there were seven projects representing approximately 14% of the Company’s total revenues and approximately 18% of its product revenues, compared to 10 projects for the six months ended June 30, 2016, which represented approximately 15% of the Company’s total revenues and approximately 19% of its product revenues. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.
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
Results of Operations
The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenues:
Products	79.8%	81.5%	78.4%	81.3%
Services	20.2	18.5	21.6	18.7
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	58.6	45.9	57.2	46.1
Services	9.8	10.2	11.6	9.9
Total cost of sales	68.4	56.1	68.8	56.0
Selling, general and administrative	24.4	4.1	23.0	6.1
Engineering and product development	8.1	8.1	9.0	7.3
Operating income	(0.9)	31.7	(0.8)	30.6
Interest income	0.8	0.4	0.8	0.3
Income before income taxes	(0.1)	32.1	—	30.9
Income tax provision	(0.1)	6.7	—	7.3
Net income	—%	25.4%	—%	23.6%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Revenues:
Products
Subsea equipment	$85.7	$98.9	$160.0	$219.5
Downhole tools	6.1	1.9	17.5	2.4
Offshore rig equipment	2.7	9.4	7.8	19.4
Surface equipment	7.6	5.8	8.4	9.9
Total products	102.1	116.0	193.7	251.2
Services	25.8	26.4	53.5	57.8
Total revenues	$127.9	$142.4	$247.2	$309.0
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenues. Revenues decreased by $14.5 million, or approximately 10.2%, to $127.9 million in the three months ended June 30, 2017 from $142.4 million in the three months ended June 30, 2016, primarily due to a decrease in demand for exploration and production equipment. Product revenues decreased by approximately $13.9 million for the three months ended June 30, 2017 compared to the same period in 2016 as a result of decreased revenues of $13.2 million in subsea equipment and

$6.7 million in offshore rig equipment, offset by increases of $1.8 million in surface equipment and $4.2 million in downhole tools, primarily due to the acquisition of TIW. Product revenues decreased in the Western and Eastern Hemispheres by $8.5 million and $7.5 million, respectively, largely due to low oil and gas prices resulting in decreases in the demand for exploration and production equipment, especially subsea equipment. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues decreased by approximately $0.6 million resulting from decreased service revenues in the Eastern Hemisphere of $1.2 million and in the Western Hemisphere of $0.4 million, partially offset by an increase in Asia-Pacific of $1.0 million. The majority of the decreases in service revenues related to decreased technical advisory assistance, largely due to low oil and gas prices leading to decreased exploration and production activities.
Cost of Sales. Cost of sales increased by $7.6 million, or approximately 9.5%, to $87.5 million for the three months ended June 30, 2017 from $79.9 million for the same period in 2016. As a percentage of revenues, cost of sales increased to 68.4% from 56.1% in the three months ended June 30, 2017 as compared to the same period in 2016, primarily as a result of product mix, unabsorbed manufacturing costs and pricing concessions.
Selling, General and Administrative Expenses. For the three months ended June 30, 2017, selling, general and administrative expenses increased by approximately $25.4 million to $31.2 million from $5.8 million for the same period in 2016. The Company experienced a non-cash pre-tax foreign currency transaction loss of $3.7 million in the second quarter of 2017 compared to a gain of $15.4 million in the second quarter of 2016. In addition, the Company recognized recurring TIW expenses of $6.4 million in the second quarter of 2017. Corporate expenses totaled $8.7 million and $7.6 million for the three months ended June 30, 2017 and 2016, respectively. Selling, general and administrative expenses as a percentage of revenues increased to 24.4% in the second quarter of 2017 from 4.1% in the second quarter of 2016.
Engineering and Product Development Expenses. For the three months ended June 30, 2017, engineering and product development expenses totaled $10.3 million compared to $11.6 million for the same period in 2016, a decrease of $1.3 million, or 11.2%. The majority of the decrease was due to a reduction in personnel and related costs associated with lower headcount during the second quarter of 2017, offset by the inclusion of recurring TIW expenses of $1.1 million. Corporate expenses totaled $3.8 million and $4.5 million for the three months ended June 30, 2017 and 2016, respectively. Engineering and product development expenses as a percentage of revenues remained constant at 8.1% for both the second quarter of 2017 and 2016.
Income Tax Provision. Income tax benefit for the three months ended June 30, 2017 was $77,000 on a loss before taxes of $62,000. Income tax expense for the three months ended June 30, 2016 was $9.6 million on income before taxes of $45.7 million, resulting in an effective income tax rate of approximately 21.0%. Historically, the change in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates.
Net Income. Net income was approximately $15,000 for the three months ended June 30, 2017 and $36.1 million for the same period in 2016 for the reasons set forth above.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenues. Revenues decreased by $61.8 million, or approximately 20.0%, to $247.2 million in the six months ended June 30, 2017 from $309.0 million in the six months ended June 30, 2016, primarily due to a decrease in demand for exploration and production equipment. Product revenues decreased by approximately $57.5 million for the six months ended June 30, 2017 compared to the same period in 2016 as a result of decreased revenues of $59.5 million in subsea equipment and $11.6 million in offshore rig equipment, offset by a increase of $15.1 million in downhole tools, primarily due to the acquisition of TIW. Product revenues decreased in the Western, Eastern and Asia Pacific Hemispheres by $21.8 million, $26.7 million and $9.1 million, respectively, largely due to low oil and gas prices resulting in decreases in the demand for exploration and production equipment, especially subsea equipment. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues decreased by approximately $4.3 million resulting from decreased service revenues in the Eastern Hemisphere of $7.9 million, partially offset by an increase in Asia-Pacific of $2.5 million and in the Western Hemisphere of $1.1 million. The majority of the decreases in service revenues related to decreased demand for reconditioning of customer-owned property and technical advisory assistance, largely due to low oil and gas prices leading to decreased exploration and production activities.
Cost of Sales. Cost of sales decreased by $3.0 million, or approximately 1.7%, to $170.0 million for the six months ended June 30, 2017 from $173.0 million for the same period in 2016 partially due to lower revenues. As a percentage of revenues, cost of sales increased to 68.8% from 56.0% in the six months ended June 30, 2017 as compared to the same period in 2016, primarily as a result of unabsorbed manufacturing costs, product mix and pricing concessions.

Selling, General and Administrative Expenses. For the six months ended June 30, 2017, selling, general and administrative expenses increased by approximately $38.0 million, or 200.0%, to $57.0 million from $19.0 million for the same period in 2016. The Company experienced a non-cash pre-tax foreign currency transaction loss of $3.6 million for the six months ended June 30, 2017, compared to a gain of $22.7 million for the same period in 2016. In addition, the Company recognized recurring TIW expenses of $12.3 million for the six months of 2017. Corporate expenses totaled $17.7 million and $16.5 million for the six months ended June 30, 2017 and 2016, respectively. Selling, general and administrative expenses as a percentage of revenues increased to 23.0% in the second quarter of 2017 from 6.1% in the second quarter of 2016.
Engineering and Product Development Expenses. For the six months ended June 30, 2017, engineering and product development expenses totaled $22.2 million compared to $22.5 million for the same period in 2016, a decrease of $0.3 million, or 1.3%. The majority of the decrease was due to a reduction in personnel and related costs associated with lower headcount during the six months ended June 30, 2017, offset by the inclusion of recurring TIW expenses of $2.3 million. Corporate expenses totaled $8.1 million and $8.5 million for the six months ended June 30, 2017 and 2016, respectively. Engineering and product development expenses as a percentage of revenues increased to 9.0% for the six months ended June 30, 2017 from 7.3% for the same period in 2016.
Income Tax Provision. Income tax benefit for the six months ended June 30, 2017 was $0.1 million on a loss before taxes of $10,000. Income tax expense for the six months ended June 30, 2016 was $22.7 million on income before taxes of $95.6 million, resulting in an effective income tax rate of approximately 23.7%. Historically, the change in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates.
Net Income. Net income was approximately $0.1 million for the six months ended June 30, 2017 and $72.9 million for the same period in 2016 for the reasons set forth above.
Non-GAAP Financial Measures
We have performed a detailed analysis of the non-GAAP measures that are relevant to our business and its operations and determined that the appropriate unit of measure to analyze our performance is Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, as well as other significant non-cash items and other adjustments for certain charges and credits). The Company believes that the exclusion of these charges and credits from these financial measures enables it to evaluate more effectively the Company's operations period over period and to identify operating trends that could otherwise be masked by excluded items. It is our determination that Adjusted EBITDA is a more relevant measure of how the Company reviews its ability to meet commitments and pursue capital projects.
Adjusted EBITDA
We calculate Adjusted EBITDA as one of the indicators to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure. This measurement is used in concert with net income and cash flows from operations, which measures actual cash generated in the period.  In addition, we believe that Adjusted  EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance, ability to pursue and service possible debt opportunities and analyze possible future capital expenditures.  Adjusted EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income, as measured under U.S. generally accepted accounting principles.  The items excluded from Adjusted EBITDA, but included in the calculation of reported net income, are significant components of the consolidated statements of income and must be considered in performing a comprehensive assessment of overall financial performance.  Our calculation of Adjusted EBITDA may not be consistent with calculations of Adjusted EBITDA used by other companies.
The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net Income	$15	$36,137	$110	$72,906
Add:
Interest (income) expense	(1,052)	(531)	(1,974)	(1,009)
Income tax expense (benefit)	(77)	9,611	(120)	22,663
Depreciation and amortization expense	12,881	7,725	22,713	15,500
Foreign currency loss (gain)	3,689	(15,369)	3,585	(22,663)
Severance costs	305	1,970	1,877	1,991
Stock compensation expense	3,567	3,062	6,783	6,254
Adjusted EBITDA (1)	$19,328	$42,605	$32,974	$95,642
(1) The Adjusted EBITDA for the three and six months ended June 30, 2017 includes negative EBITDA of approximately $1.5 million and $1.8 million, respectively, related to TIW. These decreases in EBITDA were related to lower international orders for the three and six months ended June 30, 2017.
Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources
Cash flows provided by (used in) type of activity were as follows:

	Six months ended June 30,
	2017	2016
	(In thousands)
Operating activities	$38,700	$162,861
Investing activities	(33,615)	(15,137)
Financing activities	403	(23,704)
	5,488	124,020
Effect of exchange rate changes on cash activities	8,002	(13,627)
Increase (decrease) in cash and cash equivalents	$13,490	$110,393
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
Net cash provided by operating activities for the six months ended June 30, 2017 was $38.7 million as compared to $162.9 million for the six months ended June 30, 2016. The decrease is primarily due to lower net income of $72.8 million and net decreases in operating assets and liabilities of $61.4 million.
The change in operating assets and liabilities for the six months ended June 30, 2017 resulted in a $10.7 million increase in cash. Trade receivables increased $4.8 million primarily due to a delay in customer collections. Inventory decreased by $29.2 million from reductions in customer orders and efforts to utilize existing inventory. Prepaids and other assets decreased by $4.5 million due to decreases in vendor prepayments. Accounts payable and accrued expenses decreased by approximately $18.2 million primarily due to a reduction in accounts payable of $12.4 million and customer prepayments of $5.3 million.
The decrease in operating assets and liabilities for the six months ended June 30, 2016 was due to a $64.2 million decrease in trade receivables primarily related to increased collection efforts and a decline in revenues. Prepaids and other assets decreased by $20.7 million due to decreases in vendor prepayments and the amortization of miscellaneous prepaid expenses. Accounts payable and accrued expenses decreased by approximately $13.5 million due to a reduction in customer prepayments of $10.0 million and a decrease in accrued compensation of $3.2 million.
Capital expenditures by the Company were $12.9 million and $15.3 million for the six months ended June 30, 2017 and 2016, respectively. The capital expenditures for the six months ended June 30, 2017 were $2.7 million for machinery and equipment, $7.1 million for facilities, $2.8 million for rental tools and $0.3 million for other capital expenditures. The capital expenditures for the six months ended June 30, 2016 were $9.5 million for machinery and equipment, $5.2 million for facilities and other expenditures of $0.6 million.
The Company acquired The Technologies Alliance Inc. d/b/a OilPatch Technologies (OPT) for approximately $19.9 million, net of cash and working capital adjustments, during the first quarter of 2017.
The exercise of stock options generated cash to the Company of $403,000 for the six months ended June 30, 2017 as compared to $508,000 in the same period of 2016.
On July 26, 2016, the Board of Directors authorized a stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. No repurchases have been made pursuant to this plan as of June 30, 2017.
As of June 30, 2017, the Company has no commercial lending arrangement or lines of credit. The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements; however, the Company is continuously reviewing sources for additional cash funding, as needed.

Off-Balance Sheet Arrangements
The Company currently has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.
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
Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our critical accounting policies. During the six months ended June 30, 2017, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.
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
The Company experienced a foreign currency pre-tax loss of approximately $3.7 million and $3.6 million, respectively, during the three and six-month periods ended June 30, 2017 and a pre-tax gain of $15.4 million and $22.7 million, respectively, in the same periods of 2016. These non-cash gains and losses were primarily due to the exchange rate fluctuations between the U.S. dollar and the British pound sterling.
Currently, the Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
For a description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 10 to the Notes to Condensed Consolidated Financial Statements.

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

DRIL-QUIP, INC.

Date: July 28, 2017	BY:	/s/ Jeffrey J. Bird
Jeffrey J. Bird,
Vice President and Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Signatory)