Form 10-Q
period 2017-09-30
DRIL-QUIP INC
filed 2017-10-27
CIK 1042893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of October 25, 2017, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 37,860,549.

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements
DRIL-QUIP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$473,045	$423,497
Trade receivables, net	197,139	213,513
Inventories, net	297,217	355,413
Deferred income taxes	—	24,497
Prepaids and other current assets	25,088	39,791
Total current assets	992,489	1,056,711
Property, plant and equipment, net	286,560	323,149
Deferred income taxes	53,713	1,699
Goodwill	48,514	34,371
Intangible assets	39,019	29,594
Other assets	17,169	15,880
Total assets	$1,437,464	$1,461,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,860	$36,108
Accrued income taxes	5,448	24,543
Customer prepayments	5,203	11,884
Accrued compensation	16,070	10,829
Other accrued liabilities	18,702	18,116
Total current liabilities	69,283	101,480
Deferred income taxes	2,188	3,500
Total liabilities	71,471	104,980
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value, 37,857,549 and 37,797,317 shares issued and outstanding at September 30, 2017 and December 31, 2016	375	375
Additional paid-in capital	16,401	5,468
Retained earnings	1,471,838	1,500,988
Accumulated other comprehensive losses	(122,621)	(150,407)
Total stockholders’ equity	1,365,993	1,356,424
Total liabilities and stockholders’ equity	$1,437,464	$1,461,404
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenues:
Products	$75,885	$101,277	$269,570	$352,519
Services	24,461	22,363	77,928	80,121
Total revenues	100,346	123,640	347,498	432,640
Cost and expenses:
Cost of sales:
Products	48,761	63,879	190,214	206,208
Services	14,289	13,754	42,825	44,402
Total cost of sales	63,050	77,633	233,039	250,610
Selling, general and administrative	27,994	12,504	84,981	31,487
Engineering and product development	10,379	10,570	32,537	33,050
Impairment and other charges (Note 7)	60,968	—	60,968	—
Total costs and expenses	162,391	100,707	411,525	315,147
Operating income (loss)	(62,045)	22,933	(64,027)	117,493
Interest income	957	945	2,963	1,968
Interest expense	(12)	(1)	(44)	(15)
Income (loss) before income taxes	(61,100)	23,877	(61,108)	119,446
Income tax provision (benefit)	(31,840)	4,864	(31,959)	27,527
Net income (loss)	$(29,260)	$19,013	$(29,149)	$91,919
Earnings (loss) per common share:
Basic	$(0.78)	$0.51	$(0.78)	$2.45
Diluted	$(0.78)	$0.51	$(0.78)	$2.44
Weighted average common shares outstanding:
Basic	37,528	37,371	37,527	37,562
Diluted	37,528	37,554	37,527	37,699
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$(29,260)	$19,013	$(29,149)	$91,919
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	13,187	(8,852)	27,786	(30,204)
Total comprehensive income	$(16,073)	$10,161	$(1,363)	$61,715
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2017	2016
	(In thousands)
Operating activities
Net income (loss)	$(29,149)	$91,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,231	23,092
Stock-based compensation expense	10,477	9,442
Impairment and other charges (Note 7)	60,968	—
Gain on sale of equipment	(79)	(93)
Deferred income taxes	(31,529)	(3,435)
Changes in operating assets and liabilities:
Trade receivables, net	21,271	92,075
Inventories	32,596	(12,515)
Prepaids and other assets	17,308	34,350
Excess tax benefits of stock options and awards	—	(58)
Accounts payable and accrued expenses	(39,359)	(13,283)
Net cash provided by operating activities	74,735	221,494
Investing activities
Purchase of property, plant and equipment	(19,563)	(20,289)
Proceeds from sale of equipment	1,160	281
Acquisition of business, net of cash acquired	(21,289)	—
Net cash used in investing activities	(39,692)	(20,008)
Financing activities
Repurchase of common stock	—	(24,238)
Proceeds from exercise of stock options	455	940
Excess tax benefits of stock options and awards	—	58
Net cash provided by (used in) financing activities	455	(23,240)
Effect of exchange rate changes on cash activities	14,050	(16,952)
Increase (decrease) in cash and cash equivalents	49,548	161,294
Cash and cash equivalents at beginning of period	423,497	381,336
Cash and cash equivalents at end of period	$473,045	$542,630
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
The Company’s operations are organized into three geographic segments— Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its headquarter locations as well as in Macae, Brazil and at TIW Corporation (TIW) in Houston, Texas. The Company maintains additional facilities for fabrication and/or reconditioning and rework in Australia, China, Denmark, Ecuador, Egypt, Ghana, Hungary, Indonesia, Mexico, Nigeria, Norway, Qatar and Venezuela. The Company’s manufacturing operations are vertically integrated, allowing it to perform substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd., located in Singapore; TIW, located in Houston, Texas; Dril-Quip do Brasil LTDA, located in Macae, Brazil; and DQ Holdings Pty. Ltd., located in Perth, Australia. Other subsidiaries include Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China with branches in Shenzhen and Beijing, China; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip (Ghana) Ltd., located in Takoradi, Ghana; TIW Hungary LLC, located in Szolnok, Hungary; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; TIW de Mexico S.A. de C.V., located in Villahermosa, Mexico; Dril-Quip (Nigeria) Ltd., located in Port Harcourt, Nigeria; Dril-Quip Qatar LLC, located in Doha, Qatar; TIW (UK) Limited, located in Aberdeen, Scotland; TIW de Venezuela S.A., located in Anaco, Venezuela and with a registered branch located in Shushufindi, Ecuador; and TIW International, Inc., with a registered branch located in Singapore.
The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of September 30, 2017 and the results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine-month periods ended September 30, 2017 and 2016. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income and cash flows for the nine-month period ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
2. Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition and valuation of inventories, contingent liabilities and fixed assets.
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
Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At September 30, 2017 and December 31, 2016, receivables included $44.1 million and $56.8 million of unbilled receivables, respectively. For the three months ended September 30, 2017, there were seven projects representing approximately 20% of the Company's total revenues and approximately 15% of the Company's product revenues that were accounted for using percentage-of-completion accounting, compared to four projects for the three months ended September 30, 2016, which represented approximately 12% of the Company's total revenues and approximately 14% of its product revenues. For the nine months ended September 30, 2017, there were eight projects representing approximately 15% of the Company’s total revenues and approximately 19% of its product revenues that were accounted for using percentage-of-completion accounting, compared to 10 projects for the nine months ended September 30, 2016, which represented approximately 14% of the Company’s total revenues and approximately 17% of its product revenues.
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
In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Weighted average common shares outstanding—basic	37,528	37,371	37,527	37,562
Dilutive effect of common stock options and awards	—	183	—	137
Weighted average common shares outstanding—diluted	37,528	37,554	37,527	37,699
For the three and nine month period ended September 30, 2017, the Company has excluded the following common stock options and awards because their impact on the loss per share is anti-dilutive (in thousands on a weighted average basis):

	Three Months Ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Director stock awards	15	—	13	—
Stock options	328	—	333	—
Performance share units	212	—	207	—
Restricted stock awards	315	—	293	—

3. New Accounting Standards
In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)". This update clarifies the definition of a public business entity for the application of the new revenue recognition and leasing standards. This update did not have an impact on our assessment of these standards, discussed below in connection with ASU 2014-09, and will not impact our implementation strategies. The revenue standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, and the leasing standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.
In May 2017, the FASB issued Accounting Standards Update (ASU) 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." This update clarifies which changes to the terms or conditions of a share-

based payment award require an entity to apply modification accounting in Topic 718. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate any modifications to its existing awards and therefore has concluded that there is no impact to its consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill the contract. The standard’s effective date was originally for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 and interim periods within annual reporting periods beginning after December 15, 2017. The new revenue standard permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption through a cumulative adjustment. The Company has engaged a third party expert to assist in the analysis of contracts and to perform testing of the contracts to ensure the appropriate steps are taken in its assessment of the standard. The Company has completed the scoping process and has begun selection of contracts for testing, which is expected to be completed in the fourth quarter of 2017. Remaining implementation matters include completing the gap analysis between current requirements and the new revenue standard, establishing new policies, procedures and controls, and quantifying any adjustments upon adoption. The Company has not yet determined if it will apply the full retrospective or the modified retrospective method.

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
Total acquisition costs since inception through September 30, 2017 in connection with the purchase of TIW were $2.5 million. These costs were expensed in general and administrative costs as of December 31, 2016.
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
The goodwill was determined on the basis of the fair values of the tangible and intangible assets and liabilities as of the acquisition date. It may be adjusted if the provisional fair values change as a result of circumstances existing at the acquisition date. Such fair value adjustments may arise in respect to intangible assets, inventories and property, plant and equipment, upon completion of the necessary valuations and physical verifications of such assets. The amount of deferred taxes may also be adjusted during the measurement period. For further information regarding goodwill, see Note 8.
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
(1) Includes $3.3 million of patents with a weighted average useful life of 10 years, $8.4 million of tradenames with an indefinite life and $18.1 million of customer relationships with a weighted average useful life of 15 years. See Note 9 for further information regarding intangible assets.

Summary of Unaudited Pro Forma Information
TIW's results of operations have been included in Dril-Quip's financial statements for the period subsequent to the closing of the acquisition on November 10, 2016. Business acquired from TIW contributed revenues of $36.3 million, a pre-tax operating loss of $13.9 million and a net loss of $8.7 million for the nine months ended September 30, 2017.
The following table reflects the unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2016, as though the acquisition of TIW had occurred on January 1, 2016:

	Three months ended September 30, 2016	Nine months ended September 30, 2016
	(In thousands, except per share data)
	(unaudited)
Revenues	$133,526	$485,505
Net income	$14,637	$89,290
Basic earnings per share	$0.39	$2.38
Diluted earnings per share	$0.39	$2.37
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
5. Stock-Based Compensation and Stock Awards
During the three and nine months ended September 30, 2017, the Company recognized approximately $3.7 million and $10.5 million, respectively, of stock-based compensation expense, which is included in the selling, general and administrative expense line on the Condensed Consolidated Statements of Income, compared to $3.2 million and $9.4 million recorded for the three and nine months ended September 30, 2016, respectively. No stock-based compensation expense was capitalized during the three and nine months ended September 30, 2017 or 2016.
6. Inventories, net
Inventories consist of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Raw materials	$78,934	$85,684
Work in progress	71,614	81,645
Finished goods	230,497	233,732
	381,045	401,061
Less: allowance for obsolete and excess inventory (see Note 7)	(83,828)	(45,648)
Net inventory	$297,217	$355,413

7. Impairments and Other Charges
We carry a variety of long-lived assets on our balance sheet, including property, plant and equipment, goodwill and other intangibles. We conduct impairment tests on long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review the recoverability of the carrying value of our assets based upon estimated future cash flows while taking into consideration assumptions and estimates including the future use of the asset, remaining useful life of the asset and service potential of the asset. Additionally, inventories are valued at the lower of cost or market.
In connection with our preparation and review of financial statements for the quarter ended September 30, 2017, after considering current Brent Crude (Brent) consensus forecasts and expected rig counts for the foreseeable future, we determined the carrying amount of certain of our long-lived assets in the Western Hemisphere exceeded their respective fair values due to projected declines in asset utilization, and that the cost of some of our worldwide inventory exceeded its market value. As a result, we recorded corresponding impairments and other charges.
Primarily as a result of the factors described above, we recorded charges of approximately $33.6 million related to inventory and $27.4 million related to fixed assets.
8. Goodwill
The changes in the carrying amount of goodwill by reporting unit during the nine months ended September 30, 2017 were as follows:

	Carrying Value			Carrying Value
	December 31, 2016	Acquisitions(1)	Foreign Currency Translation Adjustment	September 30, 2017
	(In thousands)
Western Hemisphere	$26,632	$12,788	$696	$40,116
Eastern Hemisphere	7,739	—	659	8,398
Asia-Pacific	—	—	—	—
Total	$34,371	$12,788	$1,355	$48,514
(1) Primarily relates to goodwill additions as a result of the OPT acquisition.
The Company performs its annual impairment tests of goodwill as of October 1 or when there is an indication an impairment may have occurred.
In connection with our preparation and review of financial statements for the quarter ended September 30, 2017, as a result of charges related to inventory and fixed assets and our updated business outlook, the Company performed a goodwill impairment test for the Western Hemisphere reporting unit as of September 30, 2017. Based on the results of this assessment, we concluded that no goodwill impairment was required.
The fair values used in the goodwill impairment assessment were determined using the net present value of the expected future cash flows for the reporting unit. During the Company’s goodwill impairment analysis, the Company determines the fair value of the reporting unit, as a whole, using a discounted cash flow analysis, which requires significant assumptions and estimates about future operations. The assumptions about future cash flows and growth rates are based on our current budget for the remainder of the current year, 2018 and for future periods, as well as our strategic plans and management’s beliefs about future exploration and development in the industry. Changes in management's forecast commodity price assumptions may cause us to reassess our goodwill for impairment, and could result in non-cash impairment charges in the future.

9. Intangible Assets
Intangible assets, substantially all of which were acquired in the acquisition of TIW and OPT, consist of the following:

	Estimated Useful Lives	September 30, 2017			December 31, 2016
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
		(In thousands)
Trademarks	indefinite	$8,474	$—	$8,474	$8,416	$—	$8,416
Patents	15 - 30 years	5,955	(745)	5,210	3,583	(294)	3,289
Customer relationships	5 - 15 years	26,737	(1,531)	25,206	18,057	(168)	17,889
Noncompete Agreements	3 years	171	(42)	129	—	—	—
		$41,337	$(2,318)	$39,019	$30,056	$(462)	$29,594
Amortization expense for the three and nine months ended September 30, 2017, was $0.6 million and $1.8 million, respectively.

10. Geographic Areas

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenues:
Western Hemisphere
Products	$43,344	$61,071	$162,931	$202,457
Services	14,406	13,395	49,298	47,171
Intercompany	12,569	6,444	22,700	27,660
Total	$70,319	$80,910	$234,929	$277,288
Eastern Hemisphere
Products	$17,200	$26,133	$53,567	$89,207
Services	7,557	7,264	20,685	28,275
Intercompany	267	109	554	316
Total	$25,024	$33,506	$74,806	$117,798
Asia-Pacific
Products	$15,341	$14,073	$53,072	$60,855
Services	2,498	1,704	7,945	4,675
Intercompany	416	1,335	533	1,851
Total	$18,255	$17,112	$61,550	$67,381
Summary
Products	$75,885	$101,277	$269,570	$352,519
Services	24,461	22,363	$77,928	$80,121
Intercompany	13,252	7,888	$23,787	$29,827
Eliminations	(13,252)	(7,888)	(23,787)	(29,827)
Total	$100,346	$123,640	$347,498	$432,640
Impairment and Other Charges:
Western Hemisphere	$45,439	$—	$45,439	$—
Eastern Hemisphere	8,532	—	8,532	—
Asia-Pacific	6,997	—	6,997	—
Total	$60,968	$—	$60,968	$—
Depreciation and amortization:
Western Hemisphere	$6,827	$5,052	$24,153	15,157
Eastern Hemisphere	1,073	1,171	$3,228	3,856
Asia-Pacific	1,015	1,070	$3,046	3,319
Corporate	603	299	1,804	760
Total	$9,518	$7,592	$32,231	$23,092
Income before income taxes:
Western Hemisphere	$(40,472)	$22,009	$(28,558)	$85,921
Eastern Hemisphere	(2,882)	15,618	3,401	57,352
Asia-Pacific	(4,525)	73	3,115	11,296
Corporate	(13,283)	(12,603)	(37,878)	(37,524)
Eliminations	62	(1,220)	(1,188)	2,401
Total	$(61,100)	$23,877	$(61,108)	$119,446

	September 30, 2017	December 31, 2016
	(In thousands)
Total Long-Lived Assets:
Western Hemisphere	$373,394	$317,875
Eastern Hemisphere	34,248	33,338
Asia-Pacific	58,203	53,960
Eliminations	(20,870)	(480)
Total	$444,975	$404,693
Total Assets:
Western Hemisphere	$771,401	$775,358
Eastern Hemisphere	325,476	318,529
Asia-Pacific	365,976	370,043
Eliminations	(25,389)	(2,526)
Total	$1,437,464	$1,461,404
11. Income Taxes
Valuation Allowances
As of September 30, 2017, the Company recorded a full valuation allowance in Asia Pacific of $1.6 million related to beginning of the year deferred tax assets in the region due to the projected cumulative loss position in the most recent forecast.
The Company has evaluated the need for a valuation allowance in the remaining jurisdictions based on the most recent forecast, cumulative loss position, reversing taxable temporary differences and allowable carrybacks and determined that no additional valuation allowances are required. The Company will continue to monitor the need for a further valuation adjustment as the year progresses.
Uncertain Tax Positions (UTPs)
As of September 30, 2017, the Company has accrued liabilities for tax exposures of $2.2 million related to tax on service revenue in Saudi Arabia, an increase of $168,000 from year end recorded as a discrete period tax in the quarter ended September 30, 2017. The Company recognized deductions related to the UK patent box. This resulted in the Company recording a discrete tax benefit in the amount of $8.2 million.
The Company has reviewed its various tax positions around the world including the impact of any tax authority audits or inquiry and determined that no additional UTPs were required.
12. Commitments and Contingencies
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
According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended September 30,		Nine months ended September 30,
Brent Crude Oil Price per Barrel	2017	2016	2017	2016
Low	$46.47	$40.00	$43.98	$26.01
High	59.77	49.66	59.77	50.73
Average	52.10	45.80	51.75	41.86
Closing	57.02	48.24	57.02	48.24
According to the September 2017 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are expected to average approximately $51 per barrel in 2017 and $52 per barrel in 2018. In its September 2017 Oil Market Report, the International Energy Agency projected the 2017 global oil demand will grow to 97.7 million barrels per day, a 1.6 million barrels per day increase over 2016.
Offshore Rig Count
Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the nine months ended September 30, 2017 and 2016. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Nine months ended September 30,
	2017		2016
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	63	42	87	43
Eastern Hemisphere	56	58	65	67
Asia-Pacific	31	217	31	223
TOTAL	150	317	183	333

Source: IHS—Petrodata RigBase – September 30, 2017 and 2016
According to IHS-Petrodata RigBase, as of September 30, 2017, there were 464 contracted rigs for the Company’s geographic regions (148 floating rigs and 316 jack-up rigs), which represents an 3.5% decline from the rig count of 481 rigs (163 floating rigs and 318 jack-up rigs) as of September 30, 2016.
The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, as of September 30, 2017 and 2016, there were 143 and 171 rigs, respectively, under construction, which represents an approximate 16.4% decline in rigs under construction. The expected delivery dates for the rigs under construction at September 30, 2017 are as follows:

	Floating	Jack-Up
	Rigs	Rigs	Total
2017	8	11	19
2018	19	60	79
2019	11	20	31
2020	6	7	13
After 2020 or unspecified delivery date	1	—	1
	45	98	143
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
The Company expects continued pressure in both crude oil and natural gas prices, as well as in the level of drilling and production related activities, particularly as they relate to offshore activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. The sustained lower crude oil and natural gas prices, along with lower drilling and production activity, had a negative impact on the Company’s results for the nine months ended September 30, 2017 and is expected to persist through 2018. A prolonged delay in the recovery of hydrocarbon prices could also lead to further material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company's results of operations.

To some extent, the Company believes that its backlog should help mitigate the impact of negative market conditions. However, continued low commodity prices or an extended downturn in the global economy or future restrictions or declines in oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at September 30, 2017 was approximately $217 million, compared to approximately $235 million as at June 30, 2017, $296 million at March 31, 2017 and $318 million at December 31, 2016.
The following table represents the change in backlog for the three months ended September 30, 2017, March 31, 2017 and December 31, 2016:

	Three months ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
	(in thousands)
Beginning Backlog	$234,859	$295,534	$317,579	$378,447
Bookings:
Product	56,329	45,804	71,054	62,743
Service	24,461	25,831	27,636	25,598
Cancellation/Revision	95	(2,758)	(3,500)	(36,784)
Translation	1,173	(1,630)	1,993	(6,334)
Total Bookings	82,058	67,247	97,183	45,223
Revenues:
Product	75,885	102,092	91,592	80,493
Service	24,461	25,830	27,636	25,598
Total Revenue	100,346	127,922	119,228	106,091
Ending Backlog	$216,571	$234,859	$295,534	$317,579
In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasileiro S.A. (Petrobras), Brazil’s national oil company. The contract was valued at $650 million, net of Brazilian taxes, at exchange rates in effect at that time (approximately $418 million based on the September 30, 2017 exchange rate of 3.17 Brazilian real to 1.00 U.S. dollar) if all equipment under the contract was ordered. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $148 million have been recognized on this contract through September 30, 2017. As of September 30, 2017, the Company’s backlog included $15 million of purchase orders under this Petrobras contract. The Company has not yet recognized revenue of approximately $3 million as of September 30, 2017 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. Following an interim amendment to extend the term of the contract pending the resolution of discussions, the Company entered into an amendment on October 17, 2016 to extend the duration of the contract until July 2020. As part of the amendment to the contract, Petrobras agreed to issue purchase orders totaling a minimum of approximately $31 million (based on current exchange rates) before 2019. The Company cannot provide assurances that Petrobras will order all of the equipment under the contract.
As of September 30, 2016, the total number of the Company's employees was 1,980, of which 1,102 were located in the United States. The total number of the Company’s employees as of December 31, 2016 was 2,355, which included the addition of 406 employees of TIW during the fourth quarter of 2016. Of those 2,355, 1,193 were located in the United States. As a result of additional worldwide reductions in workforce and natural attrition, the total number of employees as of September 30, 2017 was reduced to 2,067, a 12.2% reduction from December 31, 2016. Of these 2,067 employees, 1,099 are located in the United States. The Company's ongoing efforts to control costs and reduce its workforce resulted in $3.0 million in severance costs being recognized in the nine months ended September 30, 2017. In addition, reductions in pay, estimated at approximately $10.0 million on an annualized basis, were instituted globally at the end of the first quarter of 2017.
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
Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. For the three months ended September 30, 2017 and 2016, the Company derived 76% and 82%, respectively, of its revenue from the sale of its products and 24% and 18%, respectively, of its revenues from services. For the nine months ended September 30, 2017 and 2016, the Company derived 78% and 81%, respectively, of its revenues from the sales of its products and 22% and 19%, respectively, of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 56% and 58% of its revenues derived from foreign sales for the nine months ended September 30, 2017 and 2016, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 44% and 42% of the Company’s total revenues for the nine months ended September 30, 2017 and 2016, respectively.
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
The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. For the three months ended September 30, 2017, there were seven projects representing approximately 20% of the Company’s total revenues and approximately 15% of its product revenues that were accounted for using percentage-of-completion accounting, compared to four projects for the three months ended September 30, 2016, which represented approximately 12% of the Company’s total revenues and approximately 14% of its product revenues. For the nine months ended September 30, 2017, there were eight projects representing approximately 15% of the Company’s total revenues and approximately 19% of its product revenues, compared to 10 projects for the nine months ended September 30, 2016, which represented approximately 14% of the Company’s total revenues and approximately 17% of its product revenues. This percentage may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.
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

Impairment and Other Charges. Impairment and other charges consist of certain fixed asset and inventory write-downs of $27.4 million and $33.6 million, respectively, which occurred in connection with our preparation and review of financial statements for the quarter ended September 30, 2017. See Note 7 for more detail.
Income Tax Provision. The Company’s effective income tax rate has historically been lower than the statutory rate primarily due to foreign income tax rate differentials, research and development credits and deductions related to domestic manufacturing activities.
Results of Operations
The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Products	75.6%	81.9%	77.6%	81.5%
Services	24.4	18.1	22.4	18.5
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	48.6	51.7	54.7	47.7
Services	14.2	11.1	12.3	9.9
Total cost of sales	62.8	62.8	67.1	57.9
Selling, general and administrative	27.9	10.2	24.5	7.4
Engineering and product development	10.3	8.5	9.4	7.6
Impairment and other charges	60.8	—	17.5	—
Operating income	(61.8)	18.5	(18.4)	27.1
Interest income	1.0	0.8	0.9	0.5
Income before income taxes	(60.9)	19.3	(17.6)	27.6
Income tax provision	(31.7)	3.9	(9.2)	6.4
Net income	(29.2)%	15.4%	(8.4)%	21.2%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Revenues:
Products
Subsea equipment	$64.8	$89.8	$224.9	$309.3
Downhole tools	5.6	0.2	23.1	2.6
Offshore rig equipment	2.4	6.7	10.1	26.1
Surface equipment	3.0	4.6	11.5	14.5
Total products	75.8	101.3	269.6	352.5
Services	24.5	22.3	77.9	80.1
Total revenues	$100.3	$123.6	$347.5	$432.6

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenues. Revenues decreased by $23.3 million, or approximately 18.9%, to $100.3 million in the three months ended September 30, 2017 from $123.6 million in the three months ended September 30, 2016, primarily due to a decrease in demand for exploration and production equipment. Product revenues decreased by approximately $25.5 million for the three months ended September 30, 2017 compared to the same period in 2016 as a result of decreased revenues of $25.0 million in subsea equipment, $4.3 million in offshore rig equipment and $1.6 million in surface equipment, offset by an increase of $5.4 million in downhole tools, primarily due to the acquisition of TIW. Product revenues decreased in the Western and Eastern Hemispheres by $17.7 million and $8.9 million, respectively, largely due to low oil and gas prices resulting in decreases in the demand for exploration and production equipment, especially subsea equipment. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues increased by approximately $2.1 million resulting from increased service revenues in the Western Hemisphere of $1.0 million, Asia-Pacific of $0.8 million, and Eastern Hemisphere of $0.3 million. The majority of the increases in service revenues related to increased Rental Tools business and completion of certain milestones on a project with Shell.
Cost of Sales. Cost of sales decreased by $14.5 million, or approximately 18.7%, to $63.1 million for the three months ended September 30, 2017 from $77.6 million for the same period in 2016. The cost of sales as a percentage of revenue remained the same at 62.8% for the three months ended September 30, 2017 as compared to the same period in 2016.
Selling, General and Administrative Expenses. For the three months ended September 30, 2017, selling, general and administrative expenses increased by approximately $15.5 million to $28.0 million from $12.5 million for the same period in 2016. The Company experienced a non-cash pre-tax foreign currency transaction loss of $0.4 million in the third quarter of 2017 compared to a gain of $5.5 million in the third quarter of 2016. In addition, the Company recognized recurring TIW expenses of $7.7 million in the third quarter of 2017. Severance costs totaled $1.1 million for the three months ended September 30, 2017, compared to no severance costs for the same period of 2016. Corporate expenses totaled $9.1 million and $8.0 million for the three months ended September 30, 2017 and 2016, respectively. Selling, general and administrative expenses as a percentage of revenues increased to 27.9% in the third quarter of 2017 from 10.2% in the third quarter of 2016.
Engineering and Product Development Expenses. For the three months ended September 30, 2017, engineering and product development expenses totaled $10.4 million compared to $10.6 million for the same period in 2016, a decrease of $0.2 million, or 1.9%. The majority of the decrease was due to a reduction in personnel and related costs associated with lower headcount during the third quarter of 2017, offset by the inclusion of recurring TIW expenses of $0.7 million. Corporate expenses totaled $4.8 million and $4.6 million for the three months ended September 30, 2017 and 2016, respectively. Engineering and product development expenses as a percentage of revenues increased to 10.3% for the three months ended September 30, 2017 compared to 8.5% for the three months ended September 30, 2016.
Impairment and Other Charges. In connection with our preparation and review of financial statements for the quarter ended September 30, 2017, after considering current Brent Crude (Brent) consensus forecasts and expected rig counts for the foreseeable future, we determined the carrying amount of certain of our long-lived assets in the Western Hemisphere exceeded their respective fair values due to projected declines in asset utilization, and that the cost of some of our worldwide inventory exceeded its market value. As a result, we recorded corresponding impairments and other charges. Primarily as a result of the factors described above, we recorded charges of approximately $33.6 million related to inventory and $27.4 million related to fixed assets.
Income Tax Provision. Income tax benefit for the three months ended September 30, 2017 was $31.8 million on a loss before taxes of $61.1 million resulting in a 52.1% effective tax rate. Income tax expense for the three months ended September 30, 2016 was $4.9 million on income before taxes of $23.9 million, resulting in an effective income tax rate of approximately 20.4%. Historically, the change in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates. In addition, during the three months ended September 30, 2017, we recognized an $8.2 million benefit as a result of the recognition of the patent box deduction in the Eastern Hemisphere, which was partially offset by our recognition of a valuation allowance of $1.6 million related to beginning of the year deferred tax assets in Asia Pacific due to a cumulative loss position.
Net Income (Loss). Net loss was approximately $29.3 million for the three months ended September 30, 2017 and net income was $19.0 million for the same period in 2016 for the reasons set forth above.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenues. Revenues decreased by $85.1 million, or approximately 19.7%, to $347.5 million in the nine months ended September 30, 2017 from $432.6 million in the nine months ended September 30, 2016, primarily due to a decrease in demand for exploration and production equipment. Product revenues decreased by approximately $82.9 million for the nine months ended September 30, 2017 compared to the same period in 2016 as a result of decreased revenues of $84.4 million in subsea equipment, $16.0 million in offshore rig equipment and $3.0 million in surface equipment, offset by an increase of $20.5 million in downhole tools, primarily due to the acquisition of TIW. Product revenues decreased in the Western, Eastern and Asia Pacific Hemispheres by $39.5 million, $35.6 million and $7.8 million, respectively, largely due to low oil and gas prices resulting in decreases in the demand for exploration and production equipment, especially subsea equipment, and projects nearing completion with no new projects to maintain revenue. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues decreased by approximately $2.2 million resulting from decreased service revenues in the Eastern Hemisphere of $7.6 million, partially offset by an increase in Asia-Pacific of $3.3 million and in the Western Hemisphere of $2.1 million. The majority of the decreases in service revenues related to decreased demand for reconditioning of customer-owned property and technical advisory assistance, largely due to low oil and gas prices leading to decreased exploration and production activities.
Cost of Sales. Cost of sales decreased by $17.6 million, or approximately 7.0%, to $233.0 million for the nine months ended September 30, 2017 from $250.6 million for the same period in 2016 partially due to lower revenues. The cost of sales as a percentage of revenue increased to 67.1% from 57.9% in the nine months ended September 30, 2017 as compared to the same period in 2016, primarily as a result of unabsorbed manufacturing costs, product mix and pricing concessions.
Selling, General and Administrative Expenses. For the nine months ended September 30, 2017, selling, general and administrative expenses increased by approximately $53.5 million, or 169.8%, to $85.0 million from $31.5 million for the same period in 2016. The Company experienced a non-cash pre-tax foreign currency transaction loss of $4.0 million for the nine months ended September 30, 2017, compared to a gain of $28.1 million for the same period in 2016. In addition, the Company recognized recurring TIW expenses of $20.0 million for the nine months of 2017. Severance costs totaled $3.0 million for the nine months ended September 30, 2017, compared to $2.0 million severance costs for the same period of 2016. Corporate expenses totaled $26.8 million and $24.5 million for the nine months ended September 30, 2017 and 2016, respectively. Selling, general and administrative expenses as a percentage of revenues increased to 24.5% in the third quarter of 2017 from 7.4% in the third quarter of 2016.
Engineering and Product Development Expenses. For the nine months ended September 30, 2017, engineering and product development expenses totaled $32.5 million compared to $33.1 million for the same period in 2016, a decrease of $0.6 million, or 1.8%. The majority of the decrease was due to a reduction in personnel and related costs associated with lower headcount during the nine months ended September 30, 2017, offset by the inclusion of recurring TIW expenses of $3.0 million. Corporate expenses totaled $12.9 million and $13.0 million for the nine months ended September 30, 2017 and 2016, respectively. Engineering and product development expenses as a percentage of revenues increased to 9.4% for the nine months ended September 30, 2017 from 7.6% for the same period in 2016.
Impairment and Other Charges. In connection with our preparation and review of financial statements for the quarter ended September 30, 2017, after considering current Brent Crude (Brent) consensus forecasts and expected rig counts for the foreseeable future, we determined the carrying amount of certain of our long-lived assets in the Western Hemisphere exceeded their respective fair values due to projected declines in asset utilization, and that the cost of some of our worldwide inventory exceeded its market value. As a result, we recorded corresponding impairments and other charges. Primarily as a result of the factors described above, we recorded charges of approximately $33.6 million related to inventory and $27.4 million related to fixed assets.
Income Tax Provision. Income tax benefit for the nine months ended September 30, 2017 was $32.0 million on a loss before taxes of $61.1 million. Income tax expense for the nine months ended September 30, 2016 was $27.5 million on income before taxes of $119.4 million, resulting in an effective income tax rate of approximately 23.0%. Historically, the change in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates. In addition, during the three months ended ended September 30, 2017, we recognized an $8.2 million benefit as a result of the recognition of the patent box deduction in the Eastern Hemisphere, which was partially offset by our recognition of a valuation allowance of $1.6 million related to beginning of the year deferred tax assets in Asia Pacific due to a cumulative loss position
Net Income (Loss). Net loss was approximately $29.1 million for the nine months ended September 30, 2017, compared to net income of $91.9 million for the same period in 2016 for the reasons set forth above.
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
The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net Income (Loss)	$(29,260)	$19,013	$(29,149)	$91,919
Add:
Interest (income) expense	(945)	(944)	(2,919)	(1,953)
Income tax expense (benefit)	(31,840)	4,864	(31,959)	27,527
Depreciation and amortization expense	9,518	7,592	32,231	23,092
Impairment and other charges	60,968	—	60,968	—
Foreign currency loss (gain)	380	(5,478)	3,965	(28,140)
Severance costs	1,163	—	3,040	—
Stock compensation expense	3,694	3,188	10,477	9,442
Adjusted EBITDA (1)	$13,678	$28,235	$46,654	$121,887
(1) The Adjusted EBITDA for the three and nine months ended September 30, 2017 includes negative Adjusted EBITDA of approximately $1.0 million and $2.8 million, respectively, related to TIW. These decreases in Adjusted EBITDA were related to lower international orders for the three and nine months ended September 30, 2017.
Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources
Cash flows provided by (used in) type of activity were as follows:

	Nine months ended September 30,
	2017	2016
	(In thousands)
Operating activities	$74,735	$221,494
Investing activities	(39,692)	(20,008)
Financing activities	455	(23,240)
	35,498	178,246
Effect of exchange rate changes on cash activities	14,050	(16,952)
Increase (decrease) in cash and cash equivalents	$49,548	$161,294
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
Net cash provided by operating activities for the nine months ended September 30, 2017 was $74.7 million as compared to $221.5 million for the nine months ended September 30, 2016. The decrease is primarily due to lower net income of $121.1 million, net increases to deferred income taxes of $28.1 million, and net decreases in operating assets and liabilities of $68.8 million, partially offset by the impairment and other charges recorded in the third quarter of 2017 of $61.0 million and increased depreciation and amortization costs of $9.1 million.
The change in operating assets and liabilities for the nine months ended September 30, 2017 resulted in a $31.8 million increase in cash. Trade receivables decreased $21.3 million primarily due to lower revenues during the period. Inventory decreased by $32.6 million from reductions in customer orders and efforts to utilize existing inventory. Prepaids and other assets decreased by $17.3 million due to decreases in vendor prepayments. Accounts payable and accrued expenses decreased by approximately $39.4 million primarily due to a reduction in income tax payable of $20.7 million, which is comprised of the $8.2 million impact from the patent box benefit and lower income before taxes, decreases in accounts payable of $11.7 million and customer prepayments of $6.7 million.
The decrease in operating assets and liabilities for the nine months ended September 30, 2016 was due to a $64.2 million decrease in trade receivables primarily related to increased collection efforts and a decline in revenues. Prepaids and other assets decreased by $20.7 million due to decreases in vendor prepayments and the amortization of miscellaneous prepaid expenses. Accounts payable and accrued expenses decreased by approximately $13.5 million due to a reduction in customer prepayments of $10.0 million and a decrease in accrued compensation of $5.2 million.
Capital expenditures by the Company were $19.6 million and $20.4 million for the nine months ended September 30, 2017 and 2016, respectively. The capital expenditures for the nine months ended September 30, 2017 were $10.9 million for facilities, $4.4 million for rental tools, $3.9 million for machinery and equipment and $0.4 million for other capital expenditures. The capital expenditures for the nine months ended September 30, 2016 were $10.7 million for machinery and equipment, $8.6 million for facilities and other expenditures of $1.0 million.
The Company acquired The Technologies Alliance Inc. d/b/a OilPatch Technologies (OPT) for approximately $19.9 million, net of cash and working capital adjustments, during the first quarter of 2017.
The exercise of stock options generated cash to the Company of $455,000 for the nine months ended September 30, 2017 as compared to $940,000 in the same period of 2016.
On July 26, 2016, the Board of Directors authorized a stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. No repurchases have been made pursuant to this plan as of September 30, 2017.

As of September 30, 2017, the Company has no commercial lending arrangement or lines of credit. The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements; however, the Company is continuously reviewing sources for additional cash funding, as needed.
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
Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our critical accounting policies. During the nine months ended September 30, 2017, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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
The Company experienced a foreign currency pre-tax loss of approximately $0.4 million and $4.0 million, respectively, during the three and nine-month periods ended September 30, 2017 and a pre-tax gain of $5.5 million and $28.1 million, respectively, in the same periods of 2016. These non-cash gains and losses were primarily due to the exchange rate fluctuations between the U.S. dollar and the British pound sterling.
Currently, the Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
For a description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 11 to the Notes to Condensed Consolidated Financial Statements.

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

DRIL-QUIP, INC.

Date: October 27, 2017	BY:	/s/ Jeffrey J. Bird
Jeffrey J. Bird,
Vice President and Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Signatory)