Form 10-K
period 2017-12-31
DRIL-QUIP INC
filed 2018-02-27
CIK 1042893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.¨☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,832,300,000 based on the closing price of such stock on such date of $48.80.
At February 23, 2018, the number of shares outstanding of registrant’s Common Stock was 38,136,258.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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
These statements are based on assumptions and analysis in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in this report and the following:

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

PART I
Item 1.        Business
General
Dril-Quip, Inc., a Delaware corporation formed in 1981 (the “Company” or “Dril-Quip”), designs, manufactures, sells and services highly engineered drilling and production equipment that is well suited primarily for use in deepwater, harsh environment and severe service applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors, diverters and safety valves. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies and drilling contractors throughout the world. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip’s customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.
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
The Company’s operations are organized into three geographic segments-Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil. The Company maintains additional facilities for fabrication and/or reconditioning and rework in Australia, Norway, Denmark, Nigeria, Indonesia, China, Ecuador, Egypt, Ghana, Hungary, Mexico, Qatar and Venezuela. The Company’s manufacturing operations are vertically integrated, allowing it to perform substantially all of its forging, heat treating, machining, fabrication, inspection, assembly and testing at its own facilities. The Company’s major operating subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd., located in Singapore; and Dril-Quip do Brasil LTDA, located in Macae, Brazil. Other operating subsidiaries include TIW Corporation (TIW) and Honing, Inc., both located in Houston, Texas; DQ Holdings Pty. Ltd., located in Perth, Australia; Dril-Quip Cross Ghana Ltd., located in Takoradi, Ghana; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; Dril-Quip (Nigeria) Ltd., located in Port Harcourt, Nigeria; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China with branches in Shenzhen and Beijing, China; Dril-Quip Qatar LLC, located in Doha, Qatar; TIW de Mexico S.A. de C.V., located in Villahermosa, Mexico; TIW de Venezuela S.A., located in Anaco, Venezuela and with a registered branch located in Shushufindi, Ecuador; TIW (UK) Limited, located in Aberdeen, Scotland; TIW Hungary LLC, located in Szolnok, Hungary; and TIW International LLC, with a registered branch located in Singapore. For financial information about our segments, please see Note 14 of the Notes to Consolidated Financial Statements, which presents revenues, depreciation and amortization and income before income taxes, total long-lived assets and total assets for 2017, 2016 and 2015. For a discussion of risks attendant to our foreign operations, see “Item 1A. Risk Factors-Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows.”
Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2017, the Company generated approximately 55% of its revenues from foreign sales compared to 66% and 63% in 2016 and 2015, respectively.
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
Overview and Industry Outlook
Both the market for drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. The level of capital expenditures has generally been dependent upon the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies and the ability and/or desire of OPEC and other producing nations to set and maintain production levels and prices. The Brent crude oil price reached a high of $115.19 per barrel in June 2014 and then began to drop sharply during 2015, and continued to drop in 2016, reaching a low of $26.01 per barrel in the first quarter of 2016, before rebounding to end the year at $54.96 per barrel. During 2017, crude oil prices began to recover and ended the year at $66.73 per barrel. According to the December 2017 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices averaged approximately $54.15 per barrel in 2017 and the price is forecasted to average $59.74 per barrel in 2018 and $61.43 per barrel in 2019.
On November 30, 2016, OPEC met and decided to cut production by approximately 1.2 million barrels per day. The reduced production helped to increase the average price per barrel between 2016 and 2017. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the availability, expiration date and price of leases, the discovery rate of new oil and gas reserves, technological advances and alternative opportunities to invest in onshore exploration and production operations. Oil and gas prices and the level of drilling and production activity have historically been characterized by significant volatility. Future declines in oil and gas prices may further adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations, which could have an adverse impact on the Company’s results of operations, financial position and cash flows. In its December 2017 Oil Market Report, the International Energy Agency projected United States crude oil production averaged an estimated 9.3 million barrels per day in 2017, with an average of 9.9 million barrels per day in the month of December, and is forecasted to average 10.3 million barrels per day in 2018.
Brent crude oil prices per barrel for the three-year period ended December 31, 2017 are summarized below:

	Brent Crude Oil Prices
	2017	2016	2015
High	$66.80	$54.96	$66.33
Low	43.98	26.01	35.26
Average	54.15	43.67	52.32
Closing, December 31,	$66.73	$54.96	$36.61
The volatility in Brent crude oil prices over the past three years continues to have a significant effect on major integrated, large independent and foreign national oil and gas companies’ capital expenditure budgets. The Company expects continued pressure in both crude oil and natural gas prices, as well as in the level of drilling and production related activities, particularly as they relate to offshore activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Lower drilling and production activity had a negative impact on the Company’s results for the year ended December 31, 2017 and is expected to persist through 2018. A prolonged delay in the recovery of hydrocarbon prices could also lead to further material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company's results of operations. See “Item

1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”
Recent Developments
There were no new recent developments in 2017.
Products and Services
Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. In 2017, the Company derived 77% of its revenues from the sale of its products and 23% of its revenues from services compared to 80% and 20% in 2016 and 81% and 19% in 2015, respectively. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. The Company has substantial international operations, with approximately 55% of its revenues derived from foreign sales in 2017, 66% in 2016 and 63% in 2015. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 45% of the Company’s total revenues in 2017, 34% in 2016, and 37% in 2015.
Product contracts are typically negotiated and sold separately from service contracts. In addition, service contracts are not typically included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on worldwide economic conditions in the oil and gas industry, and is not based on a specific relationship between the two types of contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.
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
Subsea wellheads are pressure-containing vessels that are sometimes referred to as a “wellhead housing” and are made from forged and machined steel. A casing hanger, also made of steel, lands inside the wellhead housing and suspends casing (pipe) downhole. As drilling depth increases, successively smaller diameter casing strings are installed, each suspended by an independent casing hanger. Subsea wellheads are utilized when drilling from floating drilling rigs, either semi-submersible or drillship types, or TLPs and Spars. The Company’s flagship subsea wellhead, called the SS-15® Subsea Wellhead System, is rated for 15,000 psi internal pressure and is offered to the industry in a variety of configurations. The Company’s newest wellhead product, the SS-20TM BigBoreTM II-e Subsea Wellhead System, is designed to contain higher pressures (20,000 pounds per square inch (psi)) and provides the ability to reduce the number of casing strings in the well design by increasing load carrying and pressure capacities of casing hangers and associated installation tools.
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
Downhole Tools. Downhole tools are primarily comprised of liner hangers, production packers, safety valves and specialty downhole tools. A liner hanger is used to hang-off and seal casing into a previously installed casing string in the well bore, and can provide a means of tying back the liner for production to surface. Dril-Quip has developed a state-of-the-art liner hanger system and has installed its liner hangers in a number of difficult well applications, resulting in improved industry recognition and market opportunities. In addition to liner hanger systems that are well suited for onshore use, TIW offers expandable liner hanger systems that are typically utilized in challenging environments such as deepwater or High Pressure, High Temperature (HPHT) applications.
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
Services
The Company provides services to customers, including technical advisory assistance and rental tools during installation and retrieval of the Company’s products. The Company also provides rework and reconditioning services on its customer-owned products. These services are provided from the Company’s worldwide locations and represented approximately 23% of revenues in 2017 compared to 20% in 2016 and 19% in 2015.
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
The Company is not dependent on any one customer or group of customers. In 2017, the Company’s top 15 customers represented approximately 49% of total revenues, and Chevron and its affiliated companies accounted for approximately 14% of total revenues. In 2016 and 2015, the Company’s top 15 customers represented approximately 75% and 61% of total revenues, respectively, and Chevron and its affiliated companies accounted for approximately 16% and 12% of total revenues, respectively. No other customer accounted for more than 10% of total revenues in 2017, 2016 or 2015. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.
Backlog
Backlog consists of firm customer orders of Dril-Quip products for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s product backlog was approximately $207 million at December 31, 2017 and $318 million at December 31, 2016. The backlog at the end of 2017 represents a decrease of approximately $111 million, or 35%, from the end of 2016. The Company’s backlog balance during 2017 was positively impacted by translation adjustments of approximately $2.7 million, due primarily to the strengthening of the Brazilian Real against the U.S. dollar, offset by approximately $3.1 million in cancellations.
The Company expects to fill approximately 70% to 80% of the December 31, 2017 product backlog by December 31, 2018. The remaining backlog at December 31, 2017 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petrobras, Brazil’s national oil company. Following an interim amendment to extend the term of the contract pending the resolution of discussions, the Company entered into an amendment on October 17, 2016 to extend the duration of the contract until July 2020. The contract was valued at $650 million, net of Brazilian taxes, at exchange rates in effect at that time (approximately $400.8 million based on the December 31, 2017 exchange rate of 3.31 Brazilian real to 1.00 U.S. dollar) if all the equipment under the contract was ordered. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $154 million have been recognized on this contract through December 31, 2017. As of December 31, 2017, the Company’s backlog included $16 million of purchase orders under this Petrobras contract. The Company has not recognized revenue of approximately $2 million as of December 31, 2017 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. As part of the amendment to the contract, Petrobras agreed to issue purchase orders totaling a minimum of approximately $30 million (based on current exchange rates) before 2019. As of December 31, 2017, approximately $10.9 million of the purchase orders have been issued to date. The Company cannot provide assurance that Petrobras will order all of the equipment under the contract. See “Item 1A. Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”
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

Historically, Dril-Quip’s product development work is primarily conducted at its facilities in Houston, Texas; however, such activities have gradually increased in other regions, such as Aberdeen, Scotland, Singapore and Brazil. In addition to the work of its product development staff, the Company’s application engineering staff provides technical services to customers in connection with the design and sales of its products. The Company’s ability to develop new products and maintain technological advantages is important to its future success. See “Item 1A. Risk Factors—Our business could be adversely affected if we do not develop new products and secure and retain patents related to our products.”
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
In early 2016, the Company announced that it is establishing a research and development facility in Singapore that focuses on materials and products suitable for HPHT applications. The new facility, which is expected to open in early 2018, will serve as an additional hub for research and development activities for the Company.
Dril-Quip has numerous U.S. registered trademarks, including Dril-Quip®, Quik-Thread®, Quik-Stab®, Multi-Thread®, MS-15®, SS-15®, SS-10®, SU-90®, DX® and TIW®. The Company has registered its trademarks in the countries where such registration is deemed material.
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
Competition
Dril-Quip faces significant competition from other manufacturers and suppliers of exploration and production equipment. Several of its primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than those of the Company and which, in many instances, have been engaged in the manufacturing business for a much longer period of time than the Company. The Company competes principally with the petroleum production equipment segments of Baker Hughes, a GE Company, Schlumberger, Ltd., TechnipFMC plc and Aker Solutions.
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

Employees
The total number of the Company’s employees as of December 31, 2016 was 2,355, which included the addition of 406 employees of TIW during the fourth quarter of 2016. Of those 2,355, 1,193 were located in the United States. As a result of additional worldwide reductions in workforce and natural attrition, as of December 31, 2017, the total number of the Company's employees was 2,019, a 14% reduction from December 31, 2016. Of these 2,019 employees, 1,095 are located in the United States. The Company's ongoing efforts to control costs and reduce its workforce resulted in $3.0 million in severance costs being recognized in the twelve months ended December 31, 2017. In addition, reductions in pay, estimated at approximately $10.0 million on an annualized basis, were instituted globally at the end of the first quarter of 2017. Substantially all of the Company's employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.
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
In recent years, increased concern has been raised over the protection of the environment. Legislation to regulate emissions of greenhouse gases has been introduced, but not enacted, in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. In November 2015, the United Nations Climate Change Conference (COP21) was held in Paris with the objective to achieve a legally binding and universal agreement on climate, with the aim of keeping global warming below 20 C (Celsius), from all nations, regardless of size. The Paris Agreement, signed by the U.S. on April 22, 2016, requires countries to review and “represent a progression” in their nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. However, in August 2017, the United States informed the United Nations of its intent to withdraw from the Paris Agreement. The earliest possible effective withdrawal date from the Paris Agreement is November 2020. Also, the U.S. Environmental Protection Agency (EPA) has undertaken efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA has expanded its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Moreover, specific design and operational standards apply to U.S. outer continental shelf vessels, rigs, platforms, vehicles, structures and equipment.
The U.S. Bureau of Safety and Environmental Enforcement (BSEE) regulates the design and operation of well control and other equipment at offshore production sites, among other requirements. BSEE has adopted stricter requirements for subsea drilling production equipment. In April 2016, BSEE published a final blowout preventer systems and well control rule, which focuses on blowout preventer requirements and includes reforms in well design, well control, casing, cementing, real-time monitoring and subsea containment, among other things. However, in December 2017, BSEE published a proposed rule that would revise a number of the requirements in the blowout preventer systems and well control rule. In addition, drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. For example, in December 2016, the Obama administration banned offshore drilling in portions of the Arctic and Atlantic oceans. However, in January 2018, the Trump administration announced a proposal to open most U.S. coastal waters to offshore drilling. To the extent that new laws or other governmental actions prohibit or restrict drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry in general and the drilling industry in particular, the business of the

Company could be adversely affected. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations. See “Item 1A. Risk Factors—Our business and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”
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
The following table sets forth the names, ages (as of February 20, 2018) and positions of the Company’s executive officers:

Name	Age	Position
Blake T. DeBerry	58	President, Chief Executive Officer and Director
James A. Gariepy	60	Senior Vice President and Chief Operating Officer
Jeffrey J. Bird	51	Vice President and Chief Financial Officer
James C. Webster	48	Vice President, General Counsel and Secretary
Blake T. DeBerry has been President and Chief Executive Officer and a member of the Board of Directors of the Company since October 2011. Mr. DeBerry was Senior Vice President—Sales and Engineering from July 2011 until October 2011, and was Vice President—Dril-Quip Asia Pacific (which covers the Pacific Rim, Asia, Australia, India and the Middle East) from March 2007 to July 2011. He has been an employee of the Company since 1988 and has held a number of management and engineering positions in the Company’s domestic and international offices. Mr. DeBerry holds a Bachelor of Science degree in mechanical engineering from Texas Tech University.
James A. Gariepy is Senior Vice President and Chief Operating Officer, positions he has held since October 2011. Mr. Gariepy was Senior Vice President—Manufacturing, Project Management and Service from July 2011 until October 2011, and was Vice President—Dril-Quip Europe (which covers Europe, Africa and Northern Eurasia) from March 2007 to July 2011. He has held domestic and international management positions since joining the Company in 2004. Mr. Gariepy holds a Bachelor of Science degree in mechanical engineering from the Lawrence Technological University and an MBA from the University of St. Thomas.
Jeffrey J. Bird is Vice President and Chief Financial Officer, positions he has held since he joined the Company in March 2017. From December 2014 through February 2017, he was Executive Vice President and Chief Financial Officer of Frank's International, a provider of engineered tubular services to the oil and gas industry. Prior to joining Frank's International, Mr. Bird was the Vice President of Finance and Chief Financial Officer of Ascend Performance Materials, a provider of chemicals, fibers and plastics in Houston, Texas, from September 2010. Prior to joining Ascend, Mr. Bird served in a variety of accounting and finance roles, primarily in the industrial manufacturing sector including serving as a division Chief Financial Officer at Danaher Corporation. Mr. Bird holds a BA in Accounting from Cedarville University in Ohio.
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
We expect continued pressure in both crude oil and natural gas prices, as well as in the level of drilling and production related activities, particularly as they relate to offshore activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of our products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. These risks are greater during periods of low or declining commodity prices. The sustained lower crude oil and natural gas prices, along with lower drilling and production activity, have had a negative impact on our results of operations.
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
Our principal customers are major integrated oil and gas companies, large independent and foreign national oil and gas companies throughout the world. Drilling contractors and engineering and construction companies also represent a portion of our customer base. In 2017, our top 15 customers represented approximately 49% of total revenues, and Chevron and its affiliated companies accounted for approximately 14% of total revenues. In 2016 and 2015, our top 15 customers represented approximately 75% and 61% of total revenues, respectively, and Chevron and its affiliated companies accounted for approximately 16% and 12% of total revenues, respectively. No other customer accounted for more than 10% of total revenues in 2017, 2016 or 2015. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could have an adverse effect on our results of operations, financial position and cash flows.
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
Impairment in the carrying value of long-lived and indefinite intangible assets and goodwill could negatively affect our operating results.
We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we could incur additional impairment charges related to the carrying value of our long lived assets. In connection with our preparation and review of financial statements for the quarter ended September 30, 2017, after considering current Brent crude (Brent) consensus forecasts and expected rig counts for the foreseeable future, we determined the carrying amount of certain of our long-lived assets in the Western Hemisphere exceeded the fair values of such assets due to projected declines in asset utilization, and that the cost of some of our worldwide inventory exceeded its market value. As a result, we recorded corresponding impairments and other charges. Primarily as a result of the factors described above, we recorded charges of approximately $33.6 million related to inventory and $27.4 million related to fixed assets. No additional impairments were recorded during the three months ended December 31, 2017. Additionally, no impairments of long-lived assets were recorded in 2016 or 2015.
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. We typically complete our annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of each of our three reporting units' net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a discounted cash flow approach. We selected this valuation approach because we believe it, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for each of our reporting units. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, a terminal growth value and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its calculated fair value.
At October 1, 2017, we performed our annual impairment test on each of our reporting units and concluded that there had been no impairment because the estimated fair values of each of those reporting units exceeded its carrying value. Relevant events and circumstances that could have a negative impact on goodwill include: macroeconomic conditions; industry and market conditions, such as commodity prices; operating cost factors; overall financial performance; the impact of dispositions and acquisitions; and other entity-specific events. Further declines in commodity prices or sustained lower valuation for the Company's common stock could indicate a reduction in the estimate of reporting unit fair value, which, in turn, could lead to an impairment of reporting unit goodwill.
At October 1, 2017, we also performed our annual impairment test on our intangible assets with indefinite lives and concluded that there had been no impairment because the estimated fair value of each of the trademarks exceeded its carrying value.
In 2016, crude oil prices remained significantly below the levels of recent years. Although the prices have experienced some recovery in 2017, continued weakness or volatility in market conditions may further deteriorate the financial performance or future projections for our operating segments from current levels, which may result in an impairment of goodwill or indefinite-lived intangible assets and negatively impact our financial results in the period of impairment.
Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows.
We have substantial international operations, with approximately 55% of our revenues derived from foreign sales in 2017, 66% in 2016 and 63% in 2015. We operate our business and market our products and services in many of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

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
Our international operations require us to comply with a number of U.S. and foreign regulations governing the international trade of goods, services and technology, which expose us to compliance risks.
Doing business on a worldwide basis exposes us and our subsidiaries to risks inherent in complying with the laws and regulations of a number of different nations, including various anti-bribery laws. We do business and have operations in a number of developing countries that have relatively underdeveloped legal and regulatory systems compared to more developed countries. Several of these countries are generally perceived as presenting a higher than normal risk of corruption, or as having a culture in which requests for improper payments are not discouraged. As a result, we may be subject to risks under the U.S. Foreign Corrupt Practices Act, the United Kingdom’s Bribery Act of 2010 and similar laws in other countries that generally prohibit companies and their representatives from making, offering or authorizing improper payments to government officials for the purpose of obtaining or retaining business. We have adopted policies and procedures, including our Code of Business Conduct and Ethical Practices, which are designed to promote compliance with such laws. However, maintaining and administering an effective compliance program under applicable anti-bribery laws in developing countries presents greater challenges than is the case in more developed countries.
In addition, the movement of goods, services and technology subjects us to complex legal regimes governing international trade. Our import activities are governed by unique tariff and customs laws and regulations in each of the countries where we operate. Further, many of the countries in which we do business maintain controls on the export or reexport of certain goods, services and technology, as well as economic sanctions that prohibit or restrict business activities in, with or involving certain persons, entities or countries. These laws and regulations concerning import and export activity, including their recordkeeping and reporting requirements, are complex and frequently changing. Moreover, they may be adopted, enacted, amended, enforced or interpreted in a manner that could materially impact our operations.
The precautions we take to prevent and detect misconduct, fraud or non-compliance with applicable laws and regulations governing international trade, including anti-bribery laws, may not be able to prevent such occurrences, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to criminal or civil penalties, such as fines, imprisonment, sanctions, debarment from government contracts, seizure of shipments and loss of import and export privileges. In addition, actual or alleged violations of such laws and regulations could be expensive and consume significant time and attention of senior management to investigate and resolve, as well as damage our reputation and ability to do business, any of which could have a material adverse effect on our business and our results of operations, financial position and cash flows. We are also subject to the risks that our employees, agents and other representatives may act or fail to act in violation of such laws or regulations or our compliance policies and procedures.
Tax reform in the United States may have adverse effects on our financial position.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted ("US Tax Reform").  US Tax Reform includes a number of changes that will impact our business. These changes include a reduction in the corporate tax rate from 35% to 21% starting in 2018, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. US Tax Reform also transitions U.S. international taxation from a worldwide tax system to a modified territorial system, which includes base erosion prevention measures on non-U.S. earnings, which may have the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation stemming from guidelines such as Global Low Tax Intangible Income (GILTI). The US Tax Reform also includes a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
US Tax Reform also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction. Changes in corporate tax rates, the taxation of foreign earnings and the deductibility of expenses will have a material impact on the recoverability of our deferred tax assets, and result in significant one-time charges in the period in which tax reform is enacted and result in an increase of the Company’s effective tax rate in 2017. Depending on the relative amounts of pre-tax earnings in the United States compared to other countries, US Tax Reform may adversely affect our results of operations.
Going forward, the provisions of US Tax Reform are expected to reduce the Company’s effective tax rate in 2018. It is important to note that the ultimate impact on the Company’s effective tax rate will largely depend on the percentage of pretax earnings that is generated in the US as compared to the rest of the world.
Based on current guidance provided by US Tax Reform re-measurement of the deferred tax assets have been provisionally taken to reflect the change in corporate tax rates. In addition to this, an estimated provisional reserve has been established for the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We view these reserves as preliminary as the full interpretation of US Tax Reform legislation is still underway.
Depending on the relative amounts of pre-tax earnings in the United States compared to other countries, US Tax Reform may adversely affect our results of operations.
We are subject to taxation in many jurisdictions and there are inherent uncertainties in the final determination of our tax liabilities.
As a result of our international operations, we are subject to taxation in many jurisdictions. Accordingly, our effective income tax rate and other tax obligations in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, disagreements with taxing authorities with respect to the interpretation of tax laws and regulations and changes in tax laws. In particular, foreign income tax returns of foreign subsidiaries and related entities are routinely examined by foreign tax authorities, and these tax examinations may result in assessments of additional taxes, interest or penalties. Refer to "Item 3. Legal Proceedings" regarding tax assessments in Brazil. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to discretion. If our assessments are incorrect, it could have an adverse effect on our business and financial condition.
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
Our foreign subsidiaries also hold significant amounts of cash that may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes of the applicable foreign country if we repatriate that cash to the United States.
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
Restrictions in the agreement governing the New Asset Backed Loan (ABL) Credit Facility could adversely affect our business, financial condition and results of operations.
The operating and financial restrictions in the New ABL Credit Facility and any future financing agreements could restrict our ability to finance future operations or capital needs, or otherwise pursue our business activities. For example, the New ABL Credit Facility limits our and our subsidiaries’ ability to, among other things:

•	incur additional debt or issue guarantees;

•	incur or permit certain liens to exist;

•	make certain investments, acquisitions or other restricted payments;

•	dispose of assets;

•	engage in certain types of transactions with affiliates;

•	merge, consolidate or transfer all or substantially all of our assets; and

•	prepay certain indebtedness.
Furthermore, the New ABL Credit Facility contains a covenant requiring us to maintain a fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of consolidated EBITDA to fixed charges when availability under the New ABL Credit Facility falls below the greater of $10 million and 15% of the lesser of the borrowing base and aggregate commitments.
In addition, any borrowings under the New ABL Credit Facility may be at variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows will correspondingly decrease.
A failure to comply with the covenants in the agreement governing the New ABL Credit Facility could result in an event of default, which, if not cured or waived, would permit the exercise of remedies against us that could have a material adverse effect on our business, results of operations and financial position. Remedies under the New ABL Credit Facility include foreclosure on the collateral securing the indebtedness and termination of the commitments under the New ABL Credit Facility, and any outstanding borrowings under the New ABL Credit Facility may be declared immediately due and payable.
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
Our operations and the operations of our customers are also subject to federal, state, local and foreign laws and regulations relating to the protection of human health and the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. For example, our operations are subject to numerous and complex laws and regulations that, among other things, may regulate the management and disposal of hazardous and non-hazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities and concentrations of various materials that can be released into the environment; limit or prohibit operation activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record-keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. We are required to invest financial and managerial resources to comply with such environmental, health and safety laws and regulations and anticipate that we will continue to be required to do so in the future. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. For example, legislation to regulate emissions of greenhouse gases has been introduced, but not enacted, in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences, including the United Nations Climate Change Conference in Paris (COP 21) in November 2015, which resulted in the creation of the Paris Agreement. The Paris Agreement, signed by the U.S. on April 22, 2016, requires countries to review and “represent a progression” in their nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. However, in August 2017, the United States informed the United Nations of its intent to withdraw from the Paris Agreement. The earliest possible effective withdrawal date from the Paris Agreement is November 2020. Also, the EPA has undertaken efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA has expanded its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Subsequent to the Paris Agreement, there has been no significant legislative progress in cap and trade proposals or greenhouse gas emission reductions. The adoption of legislation or regulatory programs to reduce greenhouse gas emissions could also increase the cost of consuming, and thereby reduce demand for, the hydrocarbons that our customers produce. Consequently, such legislation or regulatory programs could have an adverse effect on our financial condition and results of operations. It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impact a new regulatory action might have on us or our customers. Generally, the anticipated regulatory actions do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies that are our competitors. However, our business and prospects could be adversely affected to the extent laws are enacted or modified or other governmental action is taken that prohibits or restricts our customers’ exploration and production activities or imposes environmental protection requirements that result in increased costs to us or our customers.

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas
—Hempstead Highway	175,000	12.9	Owned
—N. Eldridge Parkway	1,731,000	218	Owned
—S. Main Street	127,000	2.9	Owned
—Taylor Road	17,500	0.4	Owned
Youngsville, Louisiana	36,100	0.8	Owned
Alberta, Canada	20,000	0.5	Owned
Aberdeen, Scotland
—Dyce	222,800	24.1	Owned
—Birchmoss	26,200	0.7	Leased
Singapore	293,200	14.4	Leased
Macae, Brazil	169,600	10.6	Owned
The Company’s forging and heat treatment requirements are performed at the Houston Eldridge Parkway facility. For additional information on our manufacturing facilities, see "Item 1. Business - General" and "Manufacturing".

Sales, Service and Reconditioning Facilities

Location*	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
Odessa, Texas*	6,000	0.1	Warehouse
Midland, Texas	10,000	0.2	Sales/Service/Warehouse
New Orleans, Louisiana	1,600	—	Sales/Service
Oklahoma City, Oklahoma*	6,000	0.1	Sales/Warehouse
Calgary, Alberta, Canada	1,350	—	Sales
Nisku, Alberta, Canada	12,500	0.3	Sales/Service/Warehouse
Villahermosa, Mexico*	12,400	0.3	Sales/Service/Warehouse
Anaco, Venezuela*	3,000	0.1	Sales/Service/Warehouse
Quito, Ecuador	2,600	0.1	Sales
Shushufindi, Ecuador	135,800	3.1	Sales/Service/Warehouse
Szolnok, Hungary	4,300	0.1	Sales/Service/Warehouse
Beverwijk, Holland	32,000	0.7	Sales/Warehouse
Stavanger, Norway*	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,100	2.6	Sales/Service/Reconditioning/Warehouse
Takoradi, Ghana	2,500	0.8	Service/Reconditioning/Warehouse
Port Harcourt, Nigeria	6,600	0.1	Service/Reconditioning/Warehouse
Cairo, Egypt	2,200	—	Sales
Alexandria, Egypt	5,200	0.6	Service/Reconditioning/Warehouse
Balikpapan, Indonesia	2,000	—	Reconditioning
Doha, Qatar	8,900	—	Service/Reconditioning/Warehouse
Tianjin, China	12,200	—	Service/Reconditioning/Warehouse
Shekou, China	600	—	Sales
Perth and Welshpool, Australia	28,000	2.9	Sales/Service/Reconditioning/Warehouse
Mumbai, India	130	—	Sales
Jakarta, Indonesia	150	—	Sales
Kuala Lumpar, Malaysia	400	—	Sales
Beijing, China	118	—	Sales
*These facilities are owned; all other facilities are leased.
The Company also performs sales, service and reconditioning activities at its facilities in Houston, Youngsville, Alberta, Aberdeen, Singapore and Macae. For additional information on our manufacturing facilities, see "Item 1. Business - General".

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
For a further description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 13 of Notes to Consolidated Financial Statements. The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal actions, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.
Item 4.        Mine Safety Disclosure
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is publicly traded on the New York Stock Exchange under the symbol DRQ. The following table sets forth the quarterly high and low sales prices of the common stock as reported on the New York Stock Exchange for the indicated quarters of fiscal years 2017 and 2016.

	Sales Price ($)
	2017		2016
Quarter Ended	High	Low	High	Low
March 31	$67.95	$50.85	$61.80	$48.88
June 30	55.25	47.75	66.73	56.24
September 30	52.53	35.85	59.89	50.13
December 31	50.40	37.35	69.40	46.90
There were approximately 116 stockholders of record of the Company’s common stock as of December 31, 2017. This number includes the Company’s employees and directors that hold shares, but does not include the number of security holders for whom shares are held in a “nominee” or “street” name.
The Company has not paid any dividends in the past and does not currently anticipate paying any dividends in the foreseeable future. The Company intends to reinvest any retained earnings for the future operation and development of its business, or to use for potential stock repurchases or acquisition opportunities. The Board of Directors will review this policy on a regular basis in light of the Company’s earnings, financial position, market opportunities and restrictions under the New ABL Credit Facility.
Information concerning securities authorized for issuance under equity compensation plans is included in Note 16 of Notes to Consolidated Financial Statements.
Repurchase of Equity Securities
On July 26, 2016, the Board of Directors authorized a stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date. No repurchases have been made pursuant to this plan as of December 31, 2017.

Item 6.        Selected Financial Data
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Products	$351,132	$433,012	$685,364	$773,205	$731,617
Services	104,337	105,719	158,946	157,752	140,755
Total revenues	455,469	538,731	844,310	930,957	872,372
Cost and expenses:
Cost of sales:
Products	246,005	268,405	382,925	428,125	436,359
Services	59,389	59,999	76,361	85,402	77,547
Total cost of sales	305,394	328,404	459,286	513,527	513,906
Selling, general and administrative	116,083	53,143	88,044	92,762	94,806
Engineering and product development	42,160	44,325	48,145	45,920	40,115
Impairment and other charges	60,968	—	—	—	—
Total costs and expenses	524,605	425,872	595,475	652,209	648,827
Operating income (loss)	(69,136)	112,859	248,835	278,748	223,545
Interest income	3,564	3,037	948	667	587
Interest expense	(72)	(28)	(12)	(35)	(35)
Income (loss) before income taxes	(65,644)	115,868	249,771	279,380	224,097
Income tax (benefit) provision	34,995	22,647	57,763	70,668	54,270
Net income (loss)	$(100,639)	$93,221	$192,008	$208,712	$169,827

Earnings (loss) per common share:
Basic	$(2.69)	$2.48	$5.00	$5.22	$4.18
Diluted	$(2.69)	$2.47	$4.98	$5.19	$4.16
Weighted average common shares outstanding:		—
Basic	37,457	37,537	38,364	39,964	40,648
Diluted	37,457	37,667	38,531	40,190	40,865
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$107,993	$246,522	$190,155	$149,313	$162,229
Net cash used in investing activities	(44,892)	(157,849)	(26,655)	(41,571)	(41,873)
Net cash provided by (used in) financing activities	560	(21,893)	(73,565)	(186,827)	3,367
Other Data:
Depreciation and amortization	40,974	31,857	30,477	31,155	29,340
Capital expenditures	27,622	25,763	27,079	42,549	42,633

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Working capital	$908,638	$955,231	$1,023,483	$928,498	$931,563
Total assets	1,399,805	1,461,404	1,428,250	1,449,251	1,396,805
Total stockholders' equity	1,294,461	1,356,424	1,324,458	1,245,192	1,242,018

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
Overview
Dril-Quip designs, manufactures, sells and services highly engineered drilling and production equipment that is well suited primarily for use in deepwater, harsh environment and severe service applications. Dril-Quip's products are used by major integrated, large independent and foreign national oil and gas companies and drilling contractors throughout the world. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, subsea control systems and manifolds, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors, diverters and safety valves. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip's customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.
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
During 2017, Brent crude oil prices averaged $54.15 per barrel compared to $43.67 per barrel in 2016 and $52.32 per barrel in 2015. According to the January 2018 release of the Short-Term Energy Outlook published by the EIA, Brent crude oil prices are projected to average $59.74 per barrel in 2018 and $61.43 in 2019. The International Energy Agency projected the global oil demand to grow by approximately 1.3 million barrels per day to a total of 99.1 million barrels per day in 2018 based on its January 2018 Oil Market Report.
Rig Count
Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the years ended December 31, 2017, 2016 and 2015. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	2017		2016		2015
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	58	41	83	43	115	66
Eastern Hemisphere	56	60	62	65	85	84
Asia Pacifi	34	222	29	221	39	248
Total	148	323	174	329	239	398

Source: IHS—Petrodata RigBase— December 31, 2017, 2016 and 2015
According to IHS-Petrodata RigBase, as of December 31, 2017, there were 471 rigs contracted for the Company’s geographic regions (148 floating rigs and 323 jack-up rigs), which represents a 2.2% increase from the rig count of 461 rigs (151 floating rigs and 310 jack-up rigs) as of December 31, 2016. The December 31, 2016 rig count represented a 20.4% decrease from the rig count on December 31, 2015 of 579 rigs (217 floating rigs and 362 jack-up rigs).
The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, at the end of 2017, 2016 and 2015, there were 138, 152 and 198 rigs, respectively, under construction. The expected delivery dates for the rigs under construction on December 31, 2017 are as follows:

	Floating Rigs	Jack-up Rigs	Total
2018	22	67	89
2019	14	21	35
2020	6	7	13
2021	1	0	1
Total	43	95	138
However, given the sustained low level of oil and gas prices and oversupply of offshore drilling rigs, the Company believes it is possible that delivery of some rigs under construction could be postponed or cancelled, limiting the opportunity for supply of the Company's products.
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
The Company expects continued pressure in both crude oil and natural gas prices, as well as in the level of drilling and production related activities, primarily as they relate to offshore activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Lower drilling and production activity had a negative impact on the Company’s results for the year ended December 31, 2017 and is expected to persist through 2018. A prolonged delay in the recovery of hydrocarbon prices could also lead to further material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company's results of operations.
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
Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. In 2017, the Company derived 77% of its revenues from the sale of its products and 23% of its revenues from services compared to 80% and 20% in 2016 and 81% and 19% in 2015, respectively. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. The Company has substantial international operations, with approximately 55% of its revenues derived from foreign sales in 2017, 66% in 2016 and 63% in 2015. Substantially all of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 45% of the Company’s total revenues in 2017, 34% in 2016 and 37% in 2015.
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
The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on a percentage-of-completion basis. During 2017, there were eight projects that were accounted for using the percentage-of-completion method, which represented approximately 13% of the Company’s total revenues and 16% of the Company’s product revenues. During 2016, there were 10 projects that were accounted for using the percentage-of-completion method, which represented approximately 14% of the Company’s total revenues and 17% of the Company’s product revenues. During 2015, there were 14 projects that were accounted for using the percentage-of-completion method, which represented approximately 16% of the Company’s total revenues and 19% of the Company’s product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against current earnings because of percentage-of-completion accounting.”
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

The Company’s U.K. subsidiary, whose functional currency is the British pound sterling, conducts a portion of its operations in U.S. dollars. As a result, this subsidiary holds significant monetary assets denominated in U.S. dollars. These monetary assets are subject to changes in exchange rates between the U.S. dollar and the British pound sterling, which has resulted in pre-tax non-cash foreign currency losses during the year ended December 31, 2017 totaling $8.3 million.
Engineering and Product Development Expenses. Engineering and product development expenses consist of new product development and testing, as well as application engineering related to customized products.
Impairment and Other Charges. Impairment and other charges consist of certain fixed asset and inventory write-downs of $27.4 million and $33.6 million, respectively, which occurred in connection with our preparation and review of financial statements for the quarter ended September 30, 2017. No additional impairment charges were recognized for the three months ended December 31, 2017. See Note 7 of the Notes to Consolidated Financial Statements for more detail.
Income Tax Provision. Income tax expense for 2017 was $35.0 million on net loss before taxes of $65.6 million, resulting in an effective income tax rate of approximately negative 53%. Income tax expense in 2016 was $22.6 million on income before taxes of $115.9 million, resulting in an effective tax rate of approximately 19.5%.  The 2017 effective income tax rate is primarily impacted by the effects of US Tax Reform where estimated provisional reserves were established for the re-measurement of deferred tax assets, for the one-time transition tax, the recording of a valuation allowance against the net U.S. deferred tax assets as well as those in various foreign countries, and various credits and deductions in the U.K.
Going forward, the provisions of US Tax Reform are expected to reduce the Company’s effective tax rate in 2018.  It is important to note that the ultimate impact on the Company’s effective tax rate will largely depend on the percentage of pretax earnings that is generated in the United States as compared to the rest of the world.

Results of Operations
The following table sets forth, for the periods indicated, certain consolidated statements of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2017	2016	2015
Revenues:
Products	77.1%	80.4%	81.2%
Services	22.9	19.6	18.8
Total revenues	100.0	100.0	100.0
Cost of sales:
Products	54.0	49.8	45.4
Services	13.0	11.1	9.0
Total cost of sales	67.0	61.0	54.4
Selling, general and administrative	25.5	9.9	10.5
Engineering and product development	9.3	8.2	5.7
Impairment and other charges	13.4	—	—
Total costs and expenses	115.2%	79.1%	70.5%
Operating income	(15.1)	21.0	29.4
Interest income	0.8	0.6	0.1
Interest expense	—	—	—
Income before income taxes	(14.3)	21.5	29.5
Income tax provision	7.7	4.2	6.8
Net income	(22.0)%	17.3%	22.7%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Revenues:
Products:
Subsea equipment	$291.2	$375.3	$601.9
Downhole tools	33.4	6.9	5.0
Surface equipment	14.5	16.7	25.6
Offshore rig equipment	12.1	34.1	52.9
Total products	351.2	433.0	685.4
Services	104.3	105.7	158.9
Total revenues	$455.6	$538.7	$844.3

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues. Revenues decreased by $83.3 million, or approximately 15%, to $455.5 million in 2017 from $538.7 million in 2016. The overall decrease in revenues was impacted by a 6.4% decrease in the average contracted offshore rig count (including floating and jack-up rigs) in 2017 as compared to 2016. Product revenues decreased by approximately $81.9 million for the year ended December 31, 2017 compared to the same period in 2016 as a result of decreased revenues of $84.2 million in subsea equipment, $2.2 million in surface equipment and $22.0 million in offshore rig equipment, partially offset by an increase in product revenues of $26.5 million related to downhole tool sales. Product revenues decreased in the Western Hemisphere by $37.3 million, in Asia Pacific by $7.4 million and in the Eastern Hemisphere by $37.2 million. The decreased revenues are largely due to decreases in the demand for exploration and production equipment, especially subsea equipment, as a result of deteriorating oil and gas prices in 2015 and 2016. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues decreased by approximately $1.4 million, resulting from decreased service revenues in the Eastern Hemisphere of $6.8 million, partially offset by increased service revenues in Asia Pacific of $3.7 million and in the Western Hemisphere of $1.7 million. The decrease in service revenues is largely due to the decline in oil and gas prices leading to decreased exploration and production activities.
Cost of Sales. Cost of sales decreased by $23.0 million, or 7.0%, to $305.4 million for 2017 from $328.4 million for the same period in 2016. As a percentage of revenues, cost of sales was approximately 67.1% in 2017 and 61.0% in 2016. Cost of sales as a percentage of revenue increased in 2017, primarily as a result of unabsorbed manufacturing costs, product mix and pricing concessions, as well as the inclusion of a full year of expenses from the TIW business.
Selling, General and Administrative Expenses. For 2017, selling, general and administrative expenses increased by approximately $62.9 million, or 118.4%, to $116.1 million from $53.1 million in 2016. The Company experienced a non-cash pre-tax foreign currency transaction loss of $8.3 million for the year ended December 31, 2017, compared to a gain of $31.7 million for the same period in 2016. In addition, the Company recognized recurring TIW expenses of $25.1 million for the year ended December 31, 2017 compared to $5.3 million for the year ended December 31, 2016. Severance costs totaled $3.0 million for the year ended December 31, 2017, compared to $2.0 million severance costs for the same period of 2016. Corporate expenses totaled $36.7 million and $33.7 million for the year ended December 31, 2017 and 2016, respectively. These increases in costs were partially offset by lower selling costs in the Eastern Hemisphere of $1.0 million between the year ended December 31, 2017 as a result of reduced headcount and salary reductions in the region. Selling, general and administrative expenses as a percentage of revenues increased to 25.5% for the year ended December 31, 2017 from 9.9% for the same period of 2016.
Engineering and Product Development Expenses. For 2017, engineering and product development expenses decreased by approximately $2.1 million, or 4.9%, to $42.2 million from $44.3 million in 2016 primarily due to a reduction in payroll related expenses. Engineering and product development expenses as a percentage of revenues increased to 9.3% in 2017 from 8.2% in 2016 largely due to the decrease in revenues. Engineering costs related to TIW for the years ended December 31, 2017 and 2016 were $3.8 million and $1.0 million, respectively.
Impairment and Other Charges. In connection with our preparation and review of financial statements for the quarter ended September 30, 2017, after considering current Brent crude (Brent) consensus forecasts and expected rig counts for the foreseeable future, we determined the carrying amount of certain of our long-lived assets in the Western Hemisphere exceeded the fair values of such assets due to projected declines in asset utilization, and that the cost of some of our worldwide inventory exceeded its market value. As a result, we recorded corresponding impairments and other charges. Primarily as a result of the factors described above, we recorded charges of approximately $33.6 million related to inventory and $27.4 million related to fixed assets. No additional impairments were recorded during the three months ended December 31, 2017. Additionally, no impairments of long-lived assets were recorded in 2016 or 2015.
Income Tax Provision. Income tax expense for 2017 was $35.0 million on net loss before taxes of $65.6 million, resulting in an effective income tax rate of approximately negative 53%. Income tax expense in 2016 was $22.6 million on income before taxes of $115.9 million, resulting in an effective tax rate of approximately 19.5%.  The 2017 effective income tax rate is primarily impacted by the effects of US Tax Reform where estimated provisional reserves were established for the re-measurement of deferred tax assets, for the one-time transition tax, the recording of a valuation allowance against the net U.S. deferred tax assets as well as those in various foreign countries, and various credits and deductions in the U.K.

Going forward, the provisions of US Tax Reform are expected to reduce the Company’s effective tax rate in 2018.  It is important to note that the ultimate impact on the Company’s effective tax rate will largely depend on the percentage of pretax earnings that is generated in the U.S. as compared to the rest of the world.
Net Income (Loss). Net loss was approximately $100.6 million in 2017, compared to net income of $93.2 million in 2016, for the reasons set forth above.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues. Revenues decreased by $305.6 million, or approximately 36.2%, to $538.7 million in 2016 from $844.3 million in 2015. The overall decrease in revenues was impacted by a 21.0% decrease in the average contracted offshore rig count (including floating and jack-up rigs) in 2016 as compared to 2015. Product revenues decreased by approximately $252.4 million for the year ended December 31, 2016 compared to the same period in 2015 as a result of decreased revenues of $224.7 million in subsea equipment, $8.9 million in surface equipment and $18.8 million in offshore rig equipment. Product revenues decreased in the Western Hemisphere by $78.1 million, in Asia Pacific by $46.3 million and in the Eastern Hemisphere by $128.0 million. The decreased revenues are largely due to the decline in oil and gas prices resulting in decreases in the demand for exploration and production equipment, especially subsea equipment. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the percentage-of-completion accounting method, market conditions and customer demand. Service revenues decreased by approximately $53.2 million resulting from decreased service revenues in the Western Hemisphere of $25.0 million, in the Eastern Hemisphere of $18.1 million and $10.1 million in Asia Pacific. The decrease in service revenues is largely due to the decline in oil and gas prices leading to decreased exploration and production activities.
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
Income Tax Provision. Income tax expense for 2016 was $22.6 million on income before taxes of $115.9 million, resulting in an effective income tax rate of approximately 19.5%. Income tax expense in 2015 was $57.8 million on income before taxes of $249.8 million, resulting in an effective tax rate of approximately 23.1%. The decrease in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company's three geographic areas, which have different income tax rates, research and development credits, foreign intellectual property tax benefits and deductions related to domestic manufacturing activities.
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
The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net Income (Loss)	$(100,639)	$93,221	$192,008
Add:	—	—	—
Interest (income) expense	(3,492)	(3,009)	(936)
Income tax expense (benefit)	34,995	22,647	57,763
Depreciation and amortization expense	40,974	31,857	30,477
Impairment and other non-cash	60,968	—	—
Restructuring costs	2,130	3,485	—
Foreign currency loss (gain)	8,292	(31,764)	(5,042)
Severance costs	3,040	1,991	—
Stock compensation expense	14,270	12,217	13,125
Adjusted EBITDA (1)	$60,538	$130,645	$287,395
(1) Adjusted EBITDA for the years ended December 31, 2017 and 2016 included negative Adjusted EBITDA of approximately $(2.6) million and $(3.1) million, respectively, related to TIW. These decreases in Adjusted EBITDA were related to lower international orders for the years ended December 31, 2017 and 2016. As a result of the full consolidation of TIW, moving forward the results of TIW will be included in our Downhole Tools product line.
Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Operating activities	$107,993	$246,522	$190,155
Investing activities	(44,892)	(157,849)	(26,655)
Financing activities	560	(21,893)	(73,565)
	63,661	66,780	89,935
Effect of exchange rate changes on cash activities	6,022	(24,619)	(7,304)
Increase in cash and cash equivalents	$69,683	$42,161	$82,631
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
Net cash provided by operating activities in 2017 decreased by approximately $138.5 million, primarily due a net loss in 2017 compared to net income in 2016 which comprised $193.9 million of the decrease to operating cash flow. In addition to the decrease due to the net loss in 2017, decreases in the change in operating assets and liabilities of $37.1 million and in other of $0.3 million were partially offset by increases related to one-time impairment and other charges that were recognized during the third quarter for 2017 of $61.0 million, deferred income taxes of $20.6 million, increased depreciation expense of $9.1 million, which was primarily due to a full year of depreciation on TIW assets, and increased stock compensation expense of $2.1 million. Net cash provided by operating activities increased $56.4 million in 2016 compared to 2015, primarily due to an increase in operating assets and liabilities of $154.8 million offset by lower net income of $98.8 million.
Net income decreased by $193.9 million to a net loss of $100.6 million in 2017 from net income of $93.2 million in 2016. Net income decreased by $98.8 million to $93.2 million in 2016 from $192.0 million in 2015. The reasons for the changes in net income are set forth in the “Results of Operations” section above.
The change in operating assets and liabilities was $75.6 million during 2017. This primarily related to decreases in inventories of $64.3 million as a result of reductions in customer orders and efforts to utilize existing inventory, as well as decreases in deferred income taxes as a result of the newly implemented tax legislation in December 2017 of $24.5 million, decreases in accounts receivable of $21.9 million, and decreases in accounts payable and accrued expenses of $1.6 million. The decrease in accounts payable and accrued expenses was largely due to a reduction in income tax payable of $0.2 million and customer prepayments of $7.1 million, as well as a decrease in trade accounts payable of $2.6 million, offset by increases in other accrued liabilities of $7.4 million and in accrued compensation of $0.6 million.
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
Net cash used in investing activities decreased due to the acquisition of TIW in 2016. See Note 4 of the Notes to the Consolidated Financial Statements for details of the purchase price allocation. Capital expenditures by the Company were $27.6 million, $25.8 million and $27.1 million in 2017, 2016 and 2015, respectively. Capital expenditures in 2017, 2016 and 2015 included expanding worldwide manufacturing facilities as well as increased expenditures on machinery and equipment and running tools. The capital expenditures for 2017 were primarily $15.7 million for facilities, $5.5 million for machinery and equipment, $5.6 million for running tools and other expenditures of $0.8 million. Capital expenditures in 2016 were primarily $10.8 million for facilities, $6.0 million for machinery and equipment, $7.9 million for running tools and other expenditures of $1.1 million. Capital expenditures in 2015 were comprised of $1.0 million for facilities, $12.7 million for machinery and equipment, $11.8 million for running tools and other expenditures of $1.6 million.

The Company acquired The Technologies Alliance Inc. d/b/a OilPatch Technologies (OPT) for approximately $19.9 million, net of cash and working capital adjustments, during the first quarter of 2017.
Net cash provided by financing activities increased to $0.6 million for the year ended December 31, 2017, compared to net cash used of $21.9 million for the year ended December 31, 2016. During the year ended December 31, 2016, the Company repurchased common shares in the amount of approximately $24.2 million. Additionally, the exercise of stock options generated cash to the Company of $0.6 million in 2017 and $2.2 million in both 2016 and 2015.
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
On July 26, 2016, the Board of Directors authorized a stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. No repurchases have been made pursuant to this plan as of December 31, 2017.
Contractual Obligations
The following table presents long-term contractual obligations of the Company and the related payments in total and by year as of December 31, 2017:

	Payments Due by Year
Contractual Obligations	2018	2019	2020	2021	2022	After 2022	Total
	(In millions)
Operating lease obligations	$3.9	$2.2	$1.8	$0.9	$0.8	$6.2	$15.8
In addition to the above, the Company has issued purchase orders in the ordinary course of business for the purchase of goods and services. These purchase orders are enforceable and legally binding. However, none of the Company’s purchase obligations call for deliveries of goods or services for time periods in excess of one year.
The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months at current activity levels. However, if work activity increases, there could be a strain on working capital. The Company has seen an increase in bidding activity with possible award of work over the 2018 timeframe. If successful in wining work, the Company may need to fund working capital from external commercial lending sources.
New Asset Backed Loan (ABL) Credit Facility
On February 23, 2018, we, as borrower, and our subsidiaries TIW and Honing, Inc., as guarantors, entered into a five-year senior secured revolving credit facility (the “New ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions as lenders with total commitments of $100.0 million, including up to $10.0 million available for letters of credit. The maximum amount that we may borrow under the New ABL Credit Facility is subject to the borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.
All obligations under the New ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by the Company, TIW, Honing, Inc., and all of our other present and future significant domestic subsidiaries, subject to customary exceptions. Borrowings under the New ABL Credit Facility are secured by liens on substantially all of our personal property, and bear interest at our option at either (i) the CB Floating Rate (as defined therein), calculated as the rate of interest publicly announced by JPMorgan Chase Bank, N.A., as its “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs with such CB Floating Rate not being less than Adjusted One Month LIBOR Rate (as defined therein, or (ii) the Adjusted LIBO Rate (as defined therein), plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 1.50% per annum for CBFR loans and 2.00% to 2.50% per annum for Eurodollar loans and, in each case, is based on our leverage ratio. The unused portion of the New ABL Credit Facility is subject to a commitment fee that varies from 0.250% to 0.375% per annum, according to average unused commitments under the New ABL Credit Facility. Interest on Eurodollar loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on CB Floating Rate loans is payable monthly in arrears.

The New ABL Credit Facility contains various covenants and restrictive provisions which limit our ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The New ABL Credit Facility also requires us to maintain a fixed charge coverage ratio based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the New ABL Credit Facility is under certain levels. If we fail to perform our obligations under the agreement that results in an event of default, the commitments under the New ABL Credit Facility could be terminated and any outstanding borrowings under the New ABL Credit Facility may be declared immediately due and payable. The New ABL Credit Facility also contains cross default provisions that apply to our other indebtedness. We are in compliance with the related covenants as of February 27, 2018.
As of February 27, 2018, we had no borrowings outstanding under the New ABL Credit Facility, no letters of credit outstanding under the New ABL Credit Facility and availability of $71.0 million.
Backlog
Backlog consists of firm customer orders of Dril-Quip products for which a purchase order or signed contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s product backlog was approximately $207 million at December 31, 2017 and $318 million at December 31, 2016. The backlog at the end of 2017 represents a decrease of approximately $111 million, or 35% from the end of 2016. The Company’s backlog balance during 2017 was negatively impacted by translation adjustments of approximately $0.9 million, due primarily to the weakening of the British pound sterling against the U.S. dollar, and by approximately $1.3 million in cancellations.
The following table represent the change in backlog.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Beginning Backlog	$317,579	$684,945	$1,214,466
Bookings:
Product (1)	241,235	179,693	252,347
Service	104,338	105,719	158,946
Cancellation/Revision adjustments	(3,105)	(112,770)	(61,542)
Translation adjustments	2,726	(1,277)	(34,962)
Total Bookings	345,194	171,365	314,789
Revenues:
Product	351,131	433,012	685,364
Service	104,337	105,719	158,946
Total Revenue	455,468	538,731	844,310
Ending Backlog	$207,305	$317,579	$684,945

(1) The 2017 product bookings include an adjustment of $12.8 million related to TIW book and ship business which was previously not being considered in the disclosure.
These do not represent new bookings which were entered into in 2017.
The Company expects to fill approximately 70% to 80% of the December 31, 2017 product backlog by December 31, 2018. The remaining backlog at December 31, consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petrobras, Brazil’s national oil company. Following an interim amendment to extend the term of the contract pending the resolution of discussions, the Company entered into an amendment on October 17, 2016 to extend the duration of the contract until July 2020. The contract was valued at $650 million, net of Brazilian taxes, at exchange rates in effect at that time (approximately $400.8 million based on the December 31, 2017 exchange rate of 3.308 Brazilian real to 1.00 U.S. dollar) if all the equipment under the contract was ordered. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $154 million have been recognized on this contract through December 31, 2017. As of December 31, 2017, the Company’s backlog included $16 million of purchase orders under this Petrobras contract. The Company has not recognized revenue of approximately $2 million as of December 31, 2017 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the

Company’s results of operations may be adversely affected. As part of the amendment to the contract, Petrobras agreed to issue purchase orders totaling a minimum of approximately $30 million (based on current exchange rates) before 2019. As of December 31, 2017, approximately $10.9 million of the purchase orders have been issued. The Company cannot provide assurance that Petrobras will order all of the equipment under the contract. See “Item 1A. Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”
Geographic Segments
The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil. Revenues for each of these segments are dependent upon the ultimate sale of products and services to the Company’s customers. For information on revenues by geographic segment, see Note 14 of the Notes to Consolidated Financial Statements. Revenues of the Western Hemisphere are also influenced by its sale of products to the Eastern Hemisphere and Asia Pacific segments. Accordingly, the operating incomes of each area are closely tied to third-party sales, and the operating income of the Western Hemisphere is also dependent upon its level of intercompany sales.
Currency Risk
The Company has operations in various countries around the world and conducts business in a number of different currencies other than the U.S. dollar, principally the British pound sterling and the Brazilian real. Our significant foreign subsidiaries may also have monetary assets and liabilities not denominated in their functional currency. These monetary assets and liabilities are exposed to changes in currency exchange rates which may result in non-cash gains and losses primarily due to fluctuations between the U.S. dollar and each subsidiary’s functional currency.
The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contracts. The Company had, net of income taxes, transaction losses of $4.0 million in 2017 and gains of $25.6 million and $3.9 million in 2016 and 2015, respectively. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. The Company has put in place an active cash management process to convert excess foreign currency and concentrate this cash in certain of our holding company bank accounts to minimize foreign currency risk and increase investment income.
The Company conducts business in certain countries that limit repatriation of earnings. Further, there can be no assurance that the countries in which the Company currently operates will not adopt policies limiting repatriation of earnings in the future. The Company also has significant investments in countries other than the United States, principally its manufacturing operations in Scotland, Singapore, Brazil and, to a lesser extent, Norway. The functional currency of these foreign operations is the local currency except for Singapore, where the U.S. dollar is used. Financial statement assets and liabilities in the functional currency are translated at the end of the period exchange rates. Resulting translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flow.
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
Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2017 and 2016, receivables included $41.0 million and $56.8 million of unbilled receivables, respectively. For the year ended December 31, 2017, there were eight projects representing approximately 13% of the Company’s total revenues and approximately 16% of its product revenues, and 10 projects during 2016 representing approximately 14% of the Company’s total revenues and approximately 17% of its product revenues, which were accounted for using percentage-of-completion accounting.
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
Inventories. Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or net realizable value. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations and approximate actual costs. Inventory purchased from third-party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and slow-moving inventories of $83.5 million and $45.6 million as of December 31, 2017 and 2016, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign currency exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company from December 31, 2016.
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
The Company uses a sensitivity analysis model to measure the potential impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates for the British pound sterling and the Brazilian real against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would have resulted in a decrease in revenues of approximately $14.6 million and a decrease in net income of approximately $1.0 million for 2017. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

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
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dril-Quip, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 27, 2018

We have served as the Company’s auditor since 2014.

DRIL-QUIP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Revenues:
Products	$351,132	$433,012	$685,364
Services	104,337	105,719	158,946
Total revenues	455,469	538,731	844,310
Cost and expenses:
Cost of sales:
Products	246,005	268,405	382,925
Services	59,389	59,999	76,361
Total cost of sales	305,394	328,404	459,286
Selling, general and administrative	116,083	53,143	88,044
Engineering and product development	42,160	44,325	48,145
Impairment and other charges	60,968	—	—
Total costs and expenses	524,605	425,872	595,475
Operating income (loss)	(69,136)	112,859	248,835
Interest income	3,564	3,037	948
Interest expense	(72)	(28)	(12)
Income (loss) before taxes	(65,644)	115,868	249,771
Income tax (benefit) provision	34,995	22,647	57,763
Net income (loss)	$(100,639)	$93,221	$192,008

Earnings per common share:
Basic	$(2.69)	$2.48	$5.00
Diluted	$(2.69)	$2.47	$4.98
Weighted average common shares outstanding:
Basic	37,457	37,537	38,364
Diluted	37,457	37,667	38,531

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income (loss)	$(100,639)	$93,221	$192,008
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24,117	(49,141)	(51,060)
Total comprehensive income (loss)	$(76,522)	$44,080	$140,948

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$493,180	$423,497
Trade receivables, net	191,629	213,513
Inventories, net	291,087	355,413
Deferred income taxes	—	24,497
Prepaids and other current assets	32,653	39,791
Total current assets	1,008,549	1,056,711
Property, plant and equipment, net	284,247	323,149
Deferred income taxes	5,364	1,699
Goodwill	47,624	34,371
Intangible assets	38,408	29,594
Other assets	15,613	15,880
Total assets	$1,399,805	$1,461,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,480	$36,108
Accrued income taxes	24,714	24,543
Customer prepayments	4,767	11,884
Accrued compensation	11,412	10,829
Other accrued liabilities	25,538	18,116
Total current liabilities	99,911	101,480
Deferred income taxes	3,432	3,500
Other long-term liabilities	2,001	—
Total liabilities	105,344	104,980
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value at December 31, 2017 and 2016, 38,132,693 and 37,797,317 issued and outstanding at December 31, 2017 and 2016	372	375
Additional paid-in capital	20,083	5,468
Retained earnings	1,400,296	1,500,988
Accumulated other comprehensive losses	(126,290)	(150,407)
Total stockholders' equity	1,294,461	1,356,424
Total liabilities and stockholders' equity	$1,399,805	$1,461,404

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Operating activities
Net income (loss)	$(100,639)	$93,221	$192,008
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40,974	31,857	30,477
Stock-based compensation expense	14,270	12,217	13,125
Impairment and other non-cash charges	60,968	—	—
Loss (gain) on sale of equipment	(168)	(103)	69
Deferred income taxes	17,231	(3,400)	(3,465)
Changes in operating assets and liabilities:
Trade receivables, net	26,112	106,544	36,729
Inventories, net	37,642	7,873	28,539
Prepaids and other assets	10,107	9,816	(17,883)
Excess tax benefits of stock options and awards	—	(135)	(70)
Accounts payable and accrued expenses	1,765	(11,368)	(89,374)
Other, net	(269)	—	—
Net cash provided by operating activities	107,993	246,522	190,155
Investing activities
Purchase of property, plant and equipment	(27,622)	(25,763)	(27,079)
Proceeds from sale of equipment	3,170	357	424
Acquisition of business, net of cash acquired	(20,440)	(132,443)	—
Net cash used in investing activities	(44,892)	(157,849)	(26,655)
Financing activities
Proceeds from exercise of stock options	560	2,206	2,170
Excess tax benefits of stock options and awards	—	135	70
Repurchase of common shares	—	(24,234)	(75,805)
Net cash provided by (used) in financing activities	560	(21,893)	(73,565)
Effect of exchange rate changes on cash activities	6,022	(24,619)	(7,304)
Increase (decrease) in cash and cash equivalents	69,683	42,161	82,631
Cash and cash equivalents at beginning of year	423,497	381,336	298,705
Cash and cash equivalents at end of year	$493,180	$423,497	$381,336

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance at December 31, 2014	$388	$16,480	$1,278,528	$(50,204)	$1,245,192
Foreign currency translation adjustment	—	—	—	(51,060)	(51,060)
Net income	—	—	192,008	—	192,008
Comprehensive income	—	—	—	—	140,948
Options exercised and awards vested (168,268 shares)	—	2,170	—	—	2,170
Stock option expense	—	13,125	—	—	13,125
Excess tax benefits - stock options and awards	—	(1,172)	—	—	(1,172)
Repurchase of common stock (1.184,700 shares)	(10)	(30,603)	(45,192)	—	(75,805)
Balance at December 31, 2015	378	—	1,425,344	(101,264)	1,324,458
Foreign currency translation adjustment	—	—	—	(49,141)	(49,141)
Net income	—	—	93,221	—	93,221
Comprehensive income	—	—	—	—	44,080
Options exercised and awards vested (163,547 shares)	1	2,205	—	—	2,206
Stock option expense	—	12,217	—	—	12,217
Excess tax benefits - stock options and awards	—	(2,241)	—	—	(2,241)
Repurchase of common stock (400,500 shares)	(4)	(6,713)	(17,517)	—	(24,234)
Other	—	—	(60)	(2)	(62)
Balance at December 31, 2016	375	5,468	1,500,988	(150,407)	1,356,424
Foreign currency translation adjustment	—	—	—	24,117	24,117
Net income	—	—	(100,639)	—	(100,639)
Comprehensive income	—	—	—	—	(76,522)
Options exercised and awards vested (208,613 shares)	—	560	—	—	560
Stock option expense	—	14,270	—	—	14,270
Other	(3)	(215)	(53)	—	(271)
Balance at December 31, 2017	$372	$20,083	$1,400,296	$(126,290)	$1,294,461

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
The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd., located in Singapore; and Dril-Quip do Brasil LTDA, located in Macae, Brazil. Other operating subsidiaries include TIW Corporation (TIW), located in Houston, Texas; DQ Holdings Pty. Ltd., located in Perth, Australia. Other subsidiaries include Dril-Quip (Ghana) Ltd., located in Takoradi, Ghana; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; Dril-Quip (Nigeria) Ltd., located in Port Harcourt, Nigeria; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China, with branches in Shezhen and Beijing, China; and Dril-Quip Qatar LLC, located in Doha, Qatar; TIW de Mexico S.A. de C.V., located in Villahermosa, Mexico; TIW de Venezuela S.A., located in Anaco, Venezuela and with a registered branch located in Shushufindi, Ecuador; TIW (UK) Limited, located in Aberdeen, Scotland; TIW Hungary LLC, located in Szolnok, Hungary; and TIW International, LLC., with a registered branch located in Singapore.
On November 10, 2016, the Company acquired TIW, a Texas corporation, located in Houston, Texas, and all of its subsidiaries. TIW manufactures consumable downhole products for the onshore and offshore global oil and gas market. For a listing of all of Dril-Quip's subsidiaries, please see Exhibit 21.1 to this report.
On January 6, 2017, the Company acquired The Technologies Alliance Inc. d/b/a OilPatch Technologies (OPT) for approximately $20.0 million, which was integrated into the Company's existing Western Hemisphere operations.

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
Inventories
Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations and approximate actual costs. Inventory purchased from third-party vendors is principally valued at the weighted average cost. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The inventory values have been reduced by a reserve for excess and slow-moving inventories. Inventory reserves of $83.5 million and $45.6 million were recorded as of December 31, 2017 and 2016, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.
Inventories acquired from TIW and OPT as of November 10, 2016 and January 6, 2017, respectively, have been recorded at provisional fair values. For additional information, see Note 4, Business Acquisitions.
Property, Plant and Equipment
Property, plant and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives. We capitalize costs incurred to enhance, improve and extend the useful lives of our property and equipment and expense costs incurred to repair and maintain the existing condition of our assets.
Property, plant and equipment acquired from TIW and OPT as of November 10, 2016 and January 6, 2017, respectively, have been recorded at provisional fair values. For additional information, see Note 4, Business Acquisitions.
Goodwill
Goodwill consists of the excess of the acquisition costs over the fair value of net assets acquired in business combinations. Goodwill is reviewed for impairment annually in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount may be impaired. For this purpose, goodwill is evaluated at the reporting unit level. Dril-Quip recorded goodwill related to the acquisition of TIW and OPT. For further information regarding goodwill, see Note 8, Goodwill.
Intangible Assets
Definite-lived intangible assets consist of patents and customer relationships. Dril-Quip recognizes amortization expense for definite-lived intangible assets on a straight-line basis over the estimated useful lives. Indefinite-lived intangible assets consist of trademarks, specifically trade names acquired as part of the acquisition of TIW. Indefinite-lived intangible assets are stated at cost and are not amortized; instead, they are tested for impairment at least annually. The Company reviews acquired trademarks for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the assets may be impaired. The fair value of trademarks is estimated using the relief from royalty method to estimate the value of the cost savings and a discounted cash flows method to estimate the value of future income. The sum of these two values for each trademark is the fair value of the trademark. If the carrying amount of trademarks exceeds the estimated fair value, the impairment is calculated as the excess of carrying amount over the estimate of fair value. For additional information regarding other assets, see Note 9, Intangible Assets.
Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to be generated by the asset, an impairment charge is recognized by reflecting the asset at its fair value. We review the recoverability of the carrying value of our assets based upon estimated future cash flows while taking into consideration assumptions and estimates, including the future use of the asset, remaining useful life of the asset and service potential of the asset. Additionally, inventories are valued at the lower of cost or market.
In connection with our preparation and review of financial statements for the quarter ended September 30, 2017, after considering current Brent crude (Brent) consensus forecasts and expected rig counts for the foreseeable future, we determined the carrying amount of certain of our long-lived assets in the Western Hemisphere exceeded their respective fair values due to projected declines in asset utilization, and that the cost of some of our worldwide inventory exceeded its market value. As a result, we recorded corresponding impairments and other charges. Primarily as a result of the factors described above, we recorded charges of approximately $33.6 million related to inventory and $27.4 million related to fixed assets. No additional impairments were recorded during the three months ended December 31, 2017. Additionally, no impairments of long-lived assets were recorded in 2016 or 2015.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Current income taxes are provided on income reported for financial statement purposes, adjusted for transactions that do not enter into the computation of income taxes payable in the same year. Deferred tax assets and liabilities are measured using enacted tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts that are expected more likely than not to be realized in the future. The Company classifies interest and penalties related to uncertain tax positions as income taxes in its financial statements.
In view of the recent enactment of US Tax Reform, the Company recorded estimated provisional reserves to account for the re-measurement of deferred tax assets due to the corporate tax rate change from 35% to 21% and the impact of the one-time transition tax for unremitted foreign earnings.
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
Under the percentage-of-completion method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2017 and 2016, receivables included $41.0 million and $56.8 million of unbilled receivables, respectively. For the year ended December 31, 2017, there were eight projects representing approximately 13% of the Company’s total revenues and approximately 16% of its product revenues, and 10 projects during 2016 representing approximately 14% of the Company’s total revenues and approximately 17% of its product revenues, which were accounted for using percentage-of-completion accounting.
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
Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. The Company experienced exchange losses (gains) of approximately $12.7 million, $(25.6) million and $(3.9) million in 2017, 2016 and 2015, respectively, net of income taxes. These amounts are included in selling, general and administrative costs in the Consolidated Statements of Income on a pre-tax basis.
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
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." This update clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company did not identify any modifications to its existing awards and therefore has concluded that there is no impact to its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350).”  The standard simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.  The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company has adopted this standard as of October 1, 2017.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business (Topic 805).” This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted this standard as of December 31, 2017.
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
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)", herein referred to as the "New Standard." The amendment applies a new five-step revenue recognition model to be used in recognizing revenues associated with customer contracts. The amendment requires disclosure sufficient to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill the contract. The standard’s effective date was originally for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 and interim periods within annual reporting periods beginning after December 15, 2017. The new revenue standard permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption through a cumulative adjustment. The Company has engaged a third-party expert to review our significant revenue streams and identify the required changes to our revenue recognition policies. Based on our existing customer contracts and relationships, we do not expect the implementation of the new guidance to have a material impact on our consolidated financial statements upon adoption. The Company’s evaluation of the impact could change if we enter into new revenue arrangements in the future or interpretations of the new guidance further evolve.
While not expected to be material, the more significant changes to the Company’s revenue recognition policies are in the following areas:

•
Products: Revenues for products sold in Brazil not under the percentage-of-completion method are primarily recognized upon receipt of approval to invoice the customer due to formal customer acceptance procedures. Under the New Standard, the Company assessed the customer acceptance procedures and determined that Dril-Quip and the customer can objectively determine that the agreed-upon specifications of the product have been met and control transfers to the customer upon delivery of the product. As a result, under the New Standard, revenue is recognized at a point in time upon transfer of control of the product.

•	Services:

◦
Technical Advisory - Similar to products, revenues for technical advisory services provided in Brazil are currently recognized upon receipt of approval to invoice due to formal customer acceptance procedures. Under the New Standard, the Company assessed the customer acceptance procedures and determined that Dril-Quip and the customer can objectively determine that the agreed-upon specifications of the services have been met and control transfers to the customer as the services are provided. As a result, revenue under the New Standard is recognized over time as the services are being performed.

◦
Rework and reconditioning -Revenues for rework and reconditioning services provided in Brazil are currently recognized upon receipt of approval to invoice due to formal customer acceptance procedures. Under the New Standard, the Company assessed the customer acceptance procedures and determined that Dril-Quip and the customer can objectively determine that the agreed-upon specifications of the services have been met and control transfers to the customer as the services are provided. As a result, revenue under the New Standard is recognized over time as the services are being performed.

Revenues for rework and reconditioning services are primarily recognized at a point in time upon completion of the services. Under the New Standard, revenue from such services is expected to be recognized over time as the services are provided and control is transferred to the customer.

•
Fines and liquidated damages are currently expensed when incurred. Under the New Standard, fines and liquidated damages are estimated at contract inception and at each subsequent reporting period and the total transaction price is reduced accordingly (i.e. impacts revenue instead of expense).

•
The Company uses local agents in certain countries and may pay the local agents a commission related to individual contracts. Currently, these commissions are expensed as incurred. However, under the New Standard, in situations in which the local agent is determined to be the principal in the relationship (i.e. they are the customer), the commission is consideration payable to a customer, and therefore reduces the total transaction price (i.e. impacts revenue instead of expense). In situations in which the local agent is determined not to be the principal in the relationship, the commission will be assessed to determine if it is a cost to obtain a contract and will be capitalized accordingly.

We are continuing our assessment of potential changes to our disclosures under the New Standard. The Company currently expects to adopt the standard using the modified retrospective method, which requires us to report revenue under the New Standard for 2018 and future periods, and recognize a cumulative effect adjustment in retained earnings for differences resulting from application of the New Standard to contracts that were not substantially complete at January 1, 2018. We have considered the new expanded disclosures associated with the new revenue standard for the first quarter of 2018. We will provide additional disclosures regarding any material differences in reported financial statement line items in 2018 when compared to the amounts what would have been reported under legacy accounting guidance.

4. Business Acquisitions
TIW Acquisition
On October 14, 2016, the Company entered into an agreement with Pearce Industries, Inc. to acquire all the outstanding common stock, par value $100.00 per share, of TIW for a cash purchase price of $142.7 million, which was subject to customary adjustments for cash and working capital. The acquisition closed on November 10, 2016 and is expected to strengthen the Company's liner hanger sales and increase market share. Additionally, the acquisition of TIW gave Dril-Quip a presence in the onshore oil and gas market.
Total acquisition costs through December 31, 2017 in connection with the purchase of TIW were $2.5 million and were expensed in general and administrative costs.
Purchase Price Allocation
Acquired assets and liabilities were recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of tangible and intangible identifiable net assets resulted in the recognition of goodwill of $33.5 million, the majority of which is included in long-lived assets in the Western Hemisphere and is attributable to expected synergies from combining operations as well as intangible assets which do not qualify for separate recognition. The amount of goodwill that is deductible for income tax purposes is not significant.
The goodwill was determined on the basis of the fair values of the tangible and intangible assets and liabilities as of the acquisition date. It may be adjusted if the fair values change as a result of circumstances existing at the acquisition date. Such fair value adjustments may arise in respect to intangible assets, inventories and property, plant and equipment, upon completion of the necessary valuations and physical verifications of such assets. The amount of deferred taxes may also be adjusted during the measurement period. For further information regarding goodwill, see Note 8, Goodwill.
The following table sets forth the purchase price allocation, which was based on fair value of assets acquired and liabilities assumed at the acquisition date, November 10, 2016:

Valuation at November 10, 2016
(In thousands)
Cash	$1,829
Trade receivables	9,794
Inventories	29,896
Prepaid and other current assets	3,572
Deferred income taxes	205
Property, plant and equipment	38,058
Intangible assets (1)	29,808
Total assets acquired	113,162

Accounts payable	10,325
Customer prepayments	2,757
Other accrued liabilities	2,644
Deferred tax liabilities, non-current	2,261
Total liabilities assumed	17,987

Net identifiable assets acquired	95,175
Goodwill	33,522
Net assets acquired	$128,697
(1) Includes $3.0 million of patents with a weighted average useful life of 10 years, $8.4 million of tradenames with an indefinite life and $18.1 million of customer relationships with a weighted average useful life of 15 years. See Note 9, Intangible Assets, for further information regarding intangible assets.
Summary of Unaudited Pro Forma Information
TIW's results of operations have been included in Dril-Quip's financial statements for the period subsequent to the closing of the acquisition on November 10, 2016. Business acquired from TIW contributed revenues of $49.4 million, a pre-tax operating loss of $15.5 million and a net loss of $15.9 million for the year ended December 31, 2017.
The following table reflects the unaudited pro forma consolidated results of operations for the periods presented, as though the acquisition of TIW had occurred on January 1, 2015:

	Year Ended December 31,
	2016	2015
	(In thousands, except per share data)
	(Unaudited)
Revenues	$595,797	$943,714
Net income	$84,756	$193,310
Basic earnings per share	$2.26	$5.04
Diluted earnings per share	$2.25	$5.02
The unaudited pro forma financial information is presented for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The pro forma results do not include, for example, the effects of anticipated synergies from the acquisition. As a result of the full consolidation of TIW, we will no longer communicate the results of TIW net income beginning in 2018.
OPT
On January 6, 2017, the Company acquired OPT for approximately $20.0 million, which was subject to customary adjustments for cash and working capital. The acquisition was accounted for as a business combination in accordance with ASC 805. The purchase price was subject to closing adjustments and was funded with cash on hand. The acquisition does not have a material impact on the Company's Consolidated Balance Sheets. OPT's results of operations for the periods prior to this acquisition were not material to the Company's Consolidated Statements of Operations.

5. Inventories, net
Inventories consist of the following:

	December 31,
	2017	2016
	(In thousands)
Raw materials and supplies	$70,188	$85,684
Work in progress	65,382	81,645
Finished goods	239,083	233,732
	374,653	401,061
Less: allowance for obsolete and excess inventory (see Note 7)	(83,566)	(45,648)
Total inventory	$291,087	$355,413

6. Property, Plant and Equipment, net
Property, plant and equipment consists of:

	Estimated Useful Lives	December 31,
		2017	2016
		(In thousands)
Land improvements	10-25 years	$7,485	$8,585
Buildings	15-40 years	183,437	191,485
Machinery, equipment and other	3-10 years	361,959	370,578
		552,881	570,649
Less accumulated depreciation		(315,091)	(293,854)
		237,790	276,795
Land		13,464	12,120
Construction work in process		32,993	34,234
Total property, plant and equipment		$284,247	$323,149
Depreciation expense totaled $38.6 million, $31.6 million and $30.5 million for 2017, 2016 and 2015, respectively.

7. Impairments and Other Charges
We carry a variety of long-lived assets on our balance sheet, including property, plant and equipment, goodwill and other intangibles. We conduct impairment tests on long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review the recoverability of the carrying value of our assets based upon estimated future cash flows while taking into consideration assumptions and estimates including the future use of the asset, remaining useful life of the asset and service potential of the asset. Additionally, inventories are valued at the lower of cost or net realizable value.
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
Primarily as a result of the factors described above, we recorded charges of approximately $33.6 million related to inventory and $27.4 million related to fixed assets during the three and nine months ended September 30, 2017. We updated our evaluation as of December 31, 2017, and did not require any further adjustment.

8. Goodwill
The changes in the carrying amount of goodwill by reporting unit during the year ended December 31, 2017 were as follows:

	Carrying Value				Carrying Value
	January 1, 2017	Acquisitions	Foreign Currency Translation	Purchase Price Adjustments	December 31, 2017
	(In thousands)
Western Hemisphere	$26,632	$12,788	$587	$(849)	$39,158
Eastern Hemisphere	7,739	—	727	—	8,466
Asia Pacific	—	—	—	—	—
Total	$34,371	$12,788	$1,314	$(849)	$47,624
At October 1, 2017, the Company performed its annual impairment test on each of its reporting units and concluded that there had been no impairment because the estimated fair values of each of those reporting units exceeded its carrying value. Relevant events and circumstances that could have a negative impact on goodwill include: macroeconomic conditions; industry and market conditions, such as commodity prices; operating cost factors; overall financial performance; the impact of dispositions and acquisitions; and other entity-specific events. Further declines in commodity prices or sustained lower valuation for the Company's common stock could indicate a reduction in the estimate of reporting unit fair value which, in turn, could lead to an impairment of reporting unit goodwill.
The fair values were determined using the net present value of the expected future cash flows for each reporting unit. During the Company’s goodwill impairment analysis, the Company determined the fair value of each of its reporting units as a whole using discounted cash flow analysis, which requires significant assumptions and estimates about the future operations of each reporting unit. The assumptions about future cash flows and growth rates are based on our current budget for 2018 and for future periods, as well as our strategic plans and management’s beliefs about future activity levels. The discount rate we used for future periods could change substantially if the cost of debt or equity were to significantly increase or decrease, or if we were to choose different comparable companies in determining the appropriate discount rate for our reporting units. Forecasted cash flows in future periods were estimated using a terminal value calculation, which considered long-term earnings growth rates. There was no impairment of goodwill during the years ended December 31, 2017 and 2016.

9. Intangible Assets
Intangible assets, the majority of which were acquired in the acquisition of TIW and OPT, consist of the following:

	Estimated Useful Lives	2017
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	indefinite	$8,416	$—	$56	$8,472
Patents	15 - 30 years	5,946	(968)	80	5,058
Customer relationships	5 - 15 years	26,503	(1,675)	(64)	24,764
Non-compete agreements	3 years	171	(57)	—	114
		$41,036	$(2,700)	$72	$38,408

	Estimated Useful Lives	2016
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	indefinite	$8,416	$—	$—	$8,416
Patents	15 - 30 years	3,583	(294)	—	3,289
Customer relationships	5 - 15 years	18,057	(168)	—	17,889
		$30,056	$(462)	$—	$29,594
At October 1, 2017, the Company performed its annual impairment test on its indefinite and definite-lived intangible assets and concluded that there had been no impairment because the estimated fair values of each of those intangible assets exceeded its carrying value. Relevant events and circumstances that could have a negative impact on intangible assets include: macroeconomic conditions; industry and market conditions, such as commodity prices; operating cost factors; overall financial performance; the impact of dispositions and acquisitions; and other entity-specific events. Further declines in commodity prices or sustained lower valuation for the Company's common stock could indicate a reduction in the estimate of the intangible assets' fair value which, in turn, could lead to an impairment of the intangible asset.
Amortization expense was $2.4 million, $0.2 million and none for 2017, 2016 and 2015, respectively. Based on the carrying value of intangible assets at December 31, 2017, amortization expense for the subsequent five years is estimated to be as follows: 2018—$2.2 million; 2019—$2.2 million; 2020—$2.1 million; 2021—$2.1 million; and 2022—$2.1 million.

10. Income Taxes
Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Domestic	$(84,278)	$33,543	$107,158
Foreign	18,634	82,325	142,613
Total	$(65,644)	$115,868	$249,771

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
Federal	$20,435	$8,461	$33,017
Foreign	(2,671)	15,246	28,229
Total current	17,764	23,707	61,246
Deferred:
Federal	20,592	1,121	(1,611)
Foreign	(3,361)	(2,181)	(1,872)
Total deferred	17,231	(1,060)	(3,483)
Total	$34,995	$22,647	$57,763

The difference between the effective income tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	Year Ended December 31,
	2017	2016	2015
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign income tax rate differential	2.4	(11.7)	(7.3)
Foreign development tax incentive	1.8	(0.9)	(1.3)
Manufacturing benefit	—	(1.1)	(1.4)
Foreign intellectual property tax benefit	16.1	(1.0)	(0.8)
Tax Cuts and Jobs Act (TCJA) Transition Tax	(49.7)	—	—
Deferred tax rate change	(20.7)	—	—
Change in valuation allowance	(35.6)	—	—
Other	(2.6)	(0.8)	(1.1)
Effective income tax rate	(53.3)%	19.5%	23.1%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	As of December 31,
	2017	2016
	(In thousands)
Net current deferred tax assets:
Inventory	$20,816	$21,531
Net operating losses	5,380	3,019
Allowance for doubtful accounts	1,200	1,311
Reserve for accrued liabilities	3,177	840
Stock options	3,553	6,052
Other	1,811	867
Net current deferred tax assets	35,937	33,620
Valuation allowance	$(26,445)	$(3,071)
Net non-current deferred tax liability:
Property, plant and equipment	(2,618)	(7,899)
Goodwill & Intangibles	(4,161)	(1,653)
Other	(781)	1,699
Net non-current deferred tax liabilities	(7,560)	(7,853)
Net deferred tax asset	$1,932	$22,696
Net operating loss carryforwards totaled $23.3 million at December 31, 2017. These operating losses will expire as shown in the table below.

Net operating losses	Expiration
(In thousands)
$5,132	2019-2024
6,993	2025-2031
2,200	2032-2037
8,995	Indefinite
$23,319
In assessing the realizability of our deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination we are allowed to consider taxable income in prior years if carryback is permitted, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on the Company anticipating to be in a projected three year cumulative loss at December 31, 2017 in the United States and certain foreign subsidiaries and the inability to generate future taxable income from the four sources outlined, we have determined it is more likely than not that a portion of deferred taxes will not be realized. Therefore, the Company has recorded a valuation allowance at the December 31, 2017 of $26.4 million.
On December 22, 2017, the US Tax Reform was enacted.  US Tax Reform includes a number of changes which will impact our business. These changes include but are not limited to, a reduction in the corporate tax rate from 35% to 21% starting in 2018, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. US Tax Reform also transitions U.S international taxation from a worldwide tax system to a modified territorial system, which includes base erosion prevention measures on non-U.S. earnings, which may have the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation. US Tax Reform also includes a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
Changes in tax rates and tax law are accounted for in the period of enactment. Therefore, during the year ended December 31, 2017, we recorded a charge totaling $46.2 million for our current estimate related to the provisions of US Tax Reform.
US Tax Reform eliminated the deferral of U.S. income tax on the historical unrepatriated earnings by imposing a transition tax, which is a one-time mandatory deemed repatriation tax on undistributed earnings. The transition tax is assessed on the U.S. shareholder’s share of the foreign corporation’s accumulated foreign earnings that have not previously been taxed.

Earnings in the form of cash and cash equivalents will be taxed at a rate of 15.5% and all other earnings will be taxed at a rate of 8.0%. As of December 31, 2017, we have accrued income tax liabilities of $32.6 million under the transition tax.
Our deferred tax assets and liabilities are measured at the rate expected to apply when these temporary differences are expected to be realized or settled.
As our deferred tax assets exceeded the balance of our deferred tax liabilities at the date of enactment, we have recorded an adjustment of $13.6 million, reflecting the decrease in the U.S. corporate income tax rate and other changes to U.S. tax law. For the GILTI provisions of US Tax Reform, a provisional estimate could not be made as the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.
The Company is also still evaluating whether to change its indefinite reinvestment assertion in light of US Tax Reform and consider that conclusion to be incomplete under guidance issued by the SEC. If the Company subsequently changes its assertion during the measurement period, the Company will account for the change in assertion as part of the US Tax Reform enactment.
The Company is required to recognize the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. An evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2017, which are the years ended December 31, 2011 through December 31, 2017. The Company has occasionally been assessed interest or penalties by major tax jurisdictions; these assessments historically have not materially impacted the Company’s financial results. Interest expense assessed by tax jurisdictions is included with interest expense and assessed penalties are included in selling, general and administrative expenses.
The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had an uncertain tax position of $18.9 million at December 31, 2017 due to uncertainty in special provisions in U.S. and foreign tax jurisdictions.
A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the year ended December 31, 2017 is as follows:

2017
(In thousands)
Balance at beginning of year	$5,717
Additions for tax positions related to the current year	16,800
Settlements with tax authorities	(3,628)
Balance at end of year	$18,889
It is reasonably possible that the Company's existing liabilities for unrecognized tax benefits may increase or decrease in the year ending December 31, 2017, primarily due to the progression of any audits and the expiration of statutes of limitation. However, the Company cannot reasonably estimate a range of potential changes in its existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of any possible audits. As of December 31, 2017, if recognized, $16.8 million of the Company's unrecognized tax benefits, including interest and penalties, would favorably impact the effective tax rate.
The Company paid $8.4 million, $23.0 million and $61.7 million in income taxes in 2017, 2016 and 2015, respectively.

11. Other Accrued Liabilities
Current other accrued liabilities consist of the following:

	December 31,
	2017	2016
	(In thousands)
Payroll taxes	$6,591	$3,151
Property, sales and other taxes	8,340	6,258
Commissions payable	408	1,424
Accrued vendor costs	7,068	2,185
Accrued warranties	1,535	3,853
Other	1,596	1,245
Total	$25,538	$18,116
Other long-term liabilities consist of contingent consideration related to the OPT acquisition in the amount of $2.0 million.

12. Employee Benefit Plans
The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense was $4.3 million, $4.6 million and $5.7 million in 2017, 2016 and 2015, respectively.

13. Commitments and Contingencies
The Company leases certain offices, shop and warehouse facilities, automobiles and equipment. Total lease expense incurred was $6.0 million, $5.0 million and $5.1 million in 2017, 2016 and 2015, respectively. Future annual minimum lease commitments at December 31, 2017 are as follows: 2018—$3.9 million; 2019—$2.2 million; 2020—$1.8 million; 2021—$0.9 million; 2022—$0.8 million; and thereafter—$6.2 million.
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

14. Geographic Segments

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Revenues:
Western Hemisphere
Products	$217,084	$254,359	$332,452
Services	65,050	63,350	88,376
Intercompany	27,554	43,856	53,429
Total	$309,688	$361,565	$474,257
Eastern Hemisphere
Products	$69,664	$106,862	$234,853
Services	28,048	34,818	52,963
Intercompany	772	337	5,799
Total	$98,484	$142,017	$293,615
Asia Pacific
Products	$64,383	$71,791	$118,059
Services	11,239	7,551	17,607
Intercompany	781	1,882	5,124
Total	$76,404	$81,224	$140,790
Summary
Products	$351,132	$433,012	$685,364
Services	104,337	105,719	158,946
Intercompany	29,107	46,075	64,352
Eliminations	(29,107)	(46,075)	(64,352)
Total	$455,469	$538,731	$844,310
Depreciation and amortization:
Western Hemisphere	$30,441	$21,395	$20,093
Eastern Hemisphere	4,096	4,965	5,685
Asia Pacific	4,064	4,437	4,491
Corporate	2,374	1,060	208
Total	$40,974	$31,857	$30,477
Income before income taxes:
Western Hemisphere	$(18,099)	$91,221	$155,763
Eastern Hemisphere	1,379	60,835	89,349
Asia Pacific	4,927	12,779	38,155
Corporate	(53,706)	(50,941)	(43,264)
Eliminations	(146)	1,974	9,768
Total	$(65,644)	$115,868	$249,771

	December 31,
	2017	2016
	(In thousands)
Total long-lived assets:
Western Hemisphere	$482,636	$317,875
Eastern Hemisphere	264,828	33,338
Asia Pacific	58,606	53,960
Eliminations	(414,814)	(480)
Total	$391,256	$404,693
Total assets:
Western Hemisphere	$877,779	$775,358
Eastern Hemisphere	752,967	318,529
Asia Pacific	185,229	370,043
Eliminations	(416,170)	(2,526)
Total	$1,399,805	$1,461,404
In 2017, Chevron and its affiliated companies accounted for approximately 14% of the Company’s total revenues. In 2016 and 2015, Chevron and its affiliated companies accounted for approximately 16% and 12%, respectively, of the Company’s total revenues. No other customer accounted for more than 10% of the Company’s total revenues in 2017, 2016 or 2015.
During the fourth quarter of 2017, the Company pursued a restructuring of its entities to prepare it for increased activity in the international markets. The main focus of the restructuring was to create an internal financing capability by taking advantage of excess cash held offshore. The excess foreign cash is now held in a treasury concentration center in the Eastern Hemisphere where it is invested for higher yields when not required to fund international operations. When required, these funds can be easily deployed to meet the working capital requirements of all foreign operations. This structure was put in place as the Company expects that when the market rebounds, future work will come from international markets, especially Europe and Asia Pacific.
The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil.
Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

15. Stockholders’ Equity
On November 24, 2008, the Board of Directors declared a dividend of one right (a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on December 5, 2008. Each Right entitled the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a purchase price of $100 per Fractional Share, subject to adjustment. The Rights were exercisable in the event any person or group acquired 15% or more of the Company’s common stock, and until such time were inseparable from and traded with the Company's common stock. The related rights agreement was amended on February 26, 2018 to accelerate the expiration of the Rights from the close of business on November 24, 2018 to the close of business on February 26, 2018, and had the effect of terminating the rights agreement on that date. At the time of the termination of the rights agreement, all of the Rights distributed to holders of the Company’s common stock pursuant to the rights agreement expired.

16. Stock-Based Compensation and Stock Awards
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
On May 12, 2017, the Company’s stockholders approved the 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (the “2017 Plan”), which reserved up to 1,500,000 shares of common stock to be used in connection with the 2017 Plan. Persons eligible for awards under the 2017 Plan are employees with the Company or any of its subsidiaries and members of the Board of Directors.
Stock Options
Options granted under the 2004 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of common stock subject thereto, beginning on the first anniversary of the date of the grant. No stock options have been granted under the 2017 Plan.
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
Option activity for the year ended December 31, 2017 was as follows:

	Number of Options	Weighted Average Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	351,959	$57.66
Granted	—	—
Exercised	(23,247)	31.31
Forfeited	(48,500)	57.71
Outstanding at December 31, 2017	280,212	$59.84	$0.6	2.9
Exercisable at December 31, 2017	280,212	$59.84	$0.6	2.9

The total intrinsic value of stock options exercised in 2017, 2016 and 2015 was $0.4 million, $1.0 million and $0.8 million, respectively. The income tax benefit realized from stock options exercised was $153,759, $357,000 and $263,000 for the years ended December 31, 2017, 2016 and 2015, respectively. There were 21,483 anti-dilutive stock option shares on December 31, 2017.
Stock-based compensation is recognized as selling, general and administrative expense in the accompanying Consolidated Statements of Income. For the years ended December 31, 2017 and December 31, 2016, there was no stock-based compensation expense for stock option awards. For the year ended December 31 ,2015, stock-based compensation expense for stock option awards was $1.1 million. No stock-based compensation expense was capitalized during 2017, 2016 and 2015.
Options granted to employees vest over four years and the Company recognizes compensation expense on a straight-line basis over the vesting period of the options. At December 31, 2017, there was no unrecognized compensation expense related to non-vested stock options as all outstanding options were fully vested.

Restricted Stock Awards
On October 28, 2017 and 2016, pursuant to the 2017 Plan and the 2004 Plan, respectively, the Company awarded officers, directors and key employees restricted stock awards (RSAs), which is an award of common stock subject to time vesting. The awards issued under both the 2017 Plan and the 2004 Plan are restricted as to transference, sale and other disposition. These RSAs vest ratably over a three-year period. The RSAs may also vest in case of a change of control. Upon termination, whether voluntary or involuntary, the RSAs that have not vested will be returned to the Company resulting in stock forfeitures. The fair market value of the stock on the date of grant is amortized and charged to selling, general and administrative expense over the stipulated time period over which the RSAs vest on a straight-line basis, net of estimated forfeitures.
The Company’s RSA activity and related information is presented below:

	RSA Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2016	269,383	$57.59
Granted	261,095	43.56
Vested	(127,674)	55.31
Forfeited	(5,506)	52.81
Nonvested balance at December 31, 2017	397,298	$46.76
RSA compensation expense for the years ended December 31, 2017, 2016 and 2015 totaled $8.4 million, $7.2 million and $6.3 million, respectively . For 2017, 2016 and 2015, the income tax benefit recognized in net income for RSAs was $1.9 million, $1.2 million and $1.8 million, respectively. As of December 31, 2017, there was $16.7 million of total unrecognized compensation cost related to nonvested RSAs, which is expected to be recognized over a weighted average period of 2.3 years. There were 186,112 anti-dilutive restricted shares on December 31, 2017.
Performance Unit Awards
On October 28, 2017 and 2016, pursuant to the 2017 Plan and the 2004 Plan, the Company awarded performance unit awards (Performance Units) to officers and key employees. The Performance Units were valued based on a Monte Carlo simulation at $54.64 for the 2017 grants and $53.46 for the 2016 grants, approximately 131.7% and 110.3%, respectively, of the grant share price. Under the plans, participants may earn from 0% to 200% of their target award based upon the Company’s relative total share return (TSR) in comparison to the 15 component companies of the Philadelphia Oil Service Index.
The TSR is calculated over a three-year period from October 1, 2016 and 2017 to September 30, 2019 and 2020, respectively, and assumes reinvestment of dividends for companies within the index that pay dividends, which Dril-Quip does not. Assumptions used in the Monte Carlo simulation are as follows:

	2017	2016
Grant date	October 28, 2017	October 28, 2016
Performance period	October 1, 2017 to September 30, 2020	October 1, 2016 to September 30, 2019
Volatility	34.0%	32.5%
Risk-free interest rate	1.7%	1.0%
Grant date price	$41.50	$48.45

The Company’s Performance Unit activity and related information is presented below:

	Number of Performance Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance at December 31, 2016	196,219	$78.42
Granted	122,810	54.64
Vested	(52,444)	126.84
Forfeited	(2,311)	126.84
Nonvested balance at December 31, 2017	264,274	$59.97
Performance Unit compensation expense was $5.4 million for the year ended December 31, 2017, $4.6 million for 2016 and $4.5 million for 2015. For 2017, 2016 and 2015, the income tax benefit recognized in net income for Performance Units was $0.8 million, $0.5 million and $1.1 million, respectively. As of December 31, 2017, there was $10.2 million of total unrecognized compensation expense related to nonvested Performance Units which is to be recognized over a weighted average period of 2.2 years. There were 159,810 anti-dilutive Performance Units at December 31, 2017.
Director Stock Compensation Awards
In June 2014, the Board of Directors authorized a stock compensation program for the directors pursuant to the 2004 Plan. This program continues under the 2017 Plan. Under this program, the Directors may elect to receive all or a portion of their fees in the form of restricted stock awards (DSA) in an amount equal to 125% of the fees in lieu of cash. The awards are made quarterly on the first business day after the end of each calendar quarter and vest on January 1 on the second year after the grant date.
The Company's DSA activity for the year ended December 31, 2017 is presented below:

	DSA Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2016	13,422	$62.46
Granted	9,340	51.58
Vested	(5,248)	68.70
Forfeited	—	—
Nonvested balance at December 31, 2017	17,514	$54.80
Director stock compensation awards expense for 2017 was $462,948 as compared to $405,000 for 2016 and $328,000 for 2015. For 2017, 2016 and 2015, the income tax benefit recognized in net income for DSAs was $115,002, $19,000 and $41,000, respectively. There was $301,934 of unrecognized compensation expense related to nonvested DSAs, which is expected to be recognized over a weighted average period of one year. There were 7,703 anti-diluted DSA shares on December 31, 2017.

The following table summarizes information for equity compensation plans in effect as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	280,212	$59.84	198,472
Total	280,212	$59.84	198,472

(1)
Excludes 414,812 shares of unvested RSAs and DSAs and 264,274 of unvested Performance Units, which were granted pursuant to the 2017 Plan and the 2004 Plan, both of which were approved by the stockholders.

17. Earnings Per Share
The following is a reconciliation of the basic and diluted earnings per share computation.

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Net income (loss)	$(100,639)	$93,221	$192,008
Weighted average basic common shares outstanding	37,457	37,537	38,364
Effect of dilutive securities - stock options and awards	—	130	167
Total shares and dilutive securities	37,457	37,667	38,531
Basic earnings (loss) per common share	$(2.69)	$2.48	$5.00
Diluted earnings (loss) per common share	$(2.69)	$2.47	$4.98
For the years ended December 31, 2017, 2016 and 2015, the Company has excluded the following common stock options and awards because their impact on the loss per share is anti-dilutive (in thousands on a weighted average basis):

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Director stock awards	8	2	2
Stock options	21	—	—
Performance share units	160	64	61
Restricted stock awards	186	110	97

18. Stock Repurchase Plan
On July 26, 2016, the Board of Directors authorized a stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. No repurchases have been made pursuant to this plan during 2017.

19. Quarterly Results of Operations (Unaudited):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
	Unaudited
2017
Revenues	$119,228	$127,922	$100,346	$107,971
Cost of sales	82,440	87,549	63,050	72,356
Gross profit	36,788	40,373	37,296	35,615
Operating income (loss)	(870)	(1,114)	(62,045)	(5,110)
Net income (loss)	94	15	(29,260)	(71,492)
Earnings (loss) per share:
Basic (1)	$—	$—	$(0.78)	$(1.90)
Diluted (1)	—	—	(0.78)	(1.90)
2016
Revenues	$166,561	$142,439	$123,640	$106,091
Cost of sales	93,096	79,881	77,633	77,794
Gross profit	73,465	62,558	46,007	28,297
Operating income (loss)	49,343	45,217	22,933	(4,634)
Net income (loss)	36,769	36,137	19,013	1,302
Earnings (loss) per share:
Basic (1)	$0.97	$0.96	$0.51	$0.03
Diluted (1)	$0.97	$0.96	$0.51	$0.03

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.
20. Subsequent Events
New ABL Credit Facility
On February 23, 2018, the Company, as borrower, and the Company’s subsidiaries TIW Corporation and Honing, Inc., as guarantors, entered into a five-year senior secured revolving credit facility (the “New ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions as lenders with total commitments of $100.0 million, including up to $10.0 million available for letters of credit. The maximum amount that the Company may borrow under the New ABL Credit Facility is subject to the borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.
All obligations under the New ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by the Company, TIW, Honing, Inc., and future significant domestic subsidiaries, subject to customary exceptions. Borrowings under the New ABL Credit Facility are secured by liens on substantially all of the Company’s personal property, and bear interest at the Company’s option at either (i) the CB Floating Rate (as defined therein), calculated as the rate of interest publicly announced by JPMorgan Chase Bank, N.A., as its “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, with such CB Floating Rate not being less than Adjusted One Month LIBOR Rate (as defined therein) or (ii) the Adjusted LIBO Rate (as defined therein), plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 1.50% per annum for CBFR loans and 2.00% to 2.50% per annum for Eurodollar loans and, in each case, is based on the Company’s leverage ratio. The unused portion of the New ABL Credit Facility is subject to a commitment fee that varies from 0.250% to 0.375% per annum, according to average unused commitments under the New ABL Credit Facility. Interest on Eurodollar loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on CB Floating Rate loans is payable monthly in arrears.
The New ABL Credit Facility contains various covenants and restrictive provisions which limit the Company’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The New ABL Credit Facility also requires the Company to maintain a fixed charge coverage ratio based on the ratio of EBITDA (as defined therein)

to Fixed Charges (as defined therein) during certain periods, including when availability under the New ABL Credit Facility is under certain levels. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the New ABL Credit Facility could be terminated and any outstanding borrowings under the New ABL Credit Facility may be declared immediately due and payable. The New ABL Credit Facility also contains cross default provisions that apply to the Company’s other indebtedness. The Company is in compliance with the related covenants as of February 27, 2018.
As of February 27, 2018, the Company had no borrowings outstanding under the New ABL Credit Facility no letters of credit outstanding under the New ABL Credit Facility and availability of $71.0 million.
Termination of Rights Agreement
On February 26, 2018, the Company entered into Amendment No. 1 (the “Amendment”) to the Rights Agreement (the “Rights Agreement”), dated as of November 24, 2008, by and between the Company and Computershare Inc., as successor-in-interest to Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC), as rights agent. The Amendment accelerated the expiration of the Company’s rights to purchase Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Rights”), from 5:00 p.m., New York City time, on November 24, 2018 to 5:00 p.m., New York City time, on February 26, 2018 , and had the effect of terminating the Rights Agreement on that date. At the time of the termination of the Rights Agreement, all of the Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired.
Restated Certificate of Incorporation
On February 26, 2018, the Company filed with the Secretary of State of the State of Delaware a restated certificate of incorporation as adopted by the Board of Directors. The restated certificate of incorporation did not further amend the Company’s existing certificate of incorporation and only restates and integrates into a single instrument all prior amendments to the existing certificate of incorporation.
Immediately prior to filing the above-referenced restated certificate of incorporation on February 26, 2018, the Company filed a Certificate of Elimination with the Delaware Secretary of State to eliminate the Series A Junior Participating Preferred Stock.  No shares of such securities were outstanding or will be issued.  Copies of the Restated Certificate of Incorporation and Certificate of Elimination are filed as Exhibits 3.1 and 3.2.
New Contract in the First Quarter of 2018
In February 2018, the Company was awarded a contract to supply top tensioned riser (TTR) systems and related services for the development of the CA Rong Do Project located offshore Vietnam operated by Repsol with the participation of Mubadala, PVEP and PetroVietnam. The project will be in our Asia Pacific region and will affect our bookings in the backlog disclosure for the first quarter of 2018.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 48 of this Annual Report on Form 10-K.
There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B.    Other Information
New ABL Credit Facility
On February 23, 2018 , we, as borrower, and our subsidiaries TIW and Honing, Inc., as guarantors, entered into a five-year senior secured revolving credit facility (the “New ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions as lenders with total commitments of $100.0 million, including up to $10.0 million available for letters of credit. The maximum amount that we may borrow under the New ABL Credit Facility is subject to the borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.
All obligations under the New ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by the Company, TIW, Honing, Inc.,and future significant domestic subsidiaries, subject to customary exceptions. Borrowings under the New ABL Credit Facility are secured by liens on substantially all of our personal property, and bear interest at our option at either (i) the CB Floating Rate (as defined therein), calculated as the rate of interest publicly announced by JPMorgan Chase Bank, N.A., as its “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs with such CB Floating Rate not being less than Adjusted One Month LIBOR Rate (as defined therein, or (ii) the Adjusted LIBO Rate (as defined therein), plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 1.50% per annum for CBFR loans and 2.00% to 2.50% per annum for Eurodollar loans and, in each case, is based on our leverage ratio. The unused portion of the New ABL Credit Facility is subject to a commitment fee that varies from 0.250% to 0.375% per annum, according to average unused commitments under the New ABL Credit Facility. Interest on Eurodollar loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on CB Floating Rate loans is payable monthly in arrears.
The New ABL Credit Facility contains various covenants and restrictive provisions which limit our ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The New ABL Credit Facility also requires us to maintain a fixed charge coverage ratio based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the New ABL Credit Facility is under certain levels. If we fail to perform our obligations under the agreement that results in an event of default, the commitments under the New ABL Credit Facility could be terminated and any outstanding borrowings under the New ABL Credit Facility may be declared immediately due and payable. The New ABL Credit Facility also contains cross default provisions that apply to our other indebtedness. We are in compliance with the related covenants as of February 27, 2018.
As of February 27, 2018, the Company had no borrowings outstanding under the New ABL Credit Facility no letters of credit outstanding under the New ABL Credit Facility and availability of $71.0 million.
Termination of Rights Agreement
On February 27, 2018, the Company entered into Amendment No. 1 (the “Amendment”) to the Rights Agreement (the “Rights Agreement”), dated as of November 24, 2008, by and between the Company and Computershare Inc., as successor-in-

interest to Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC), as rights agent. The Amendment accelerated the expiration of the Company’s rights to purchase Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Rights”), from 5:00 p.m., New York City time, on November 24, 2018 to 5:00 p.m., New York City time, on February 27, 2018, and had the effect of terminating the Rights Agreement on that date. At the time of the termination of the Rights Agreement, all of the Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired.
Restated Certificate of Incorporation
On February 27, 2018, the Company filed with the Secretary of State of the State of Delaware a restated certificate of incorporation as adopted by the Board of Directors. The restated certificate of incorporation did not further amend the Company’s existing certificate of incorporation and only restates and integrates into a single instrument all prior amendments to the existing certificate of incorporation.
Immediately prior to filing the above-referenced restated certificate of incorporation on February 27, 2018, the Company filed a Certificate of Elimination with the Delaware Secretary of State to eliminate the Series A Junior Participating Preferred Stock.  No shares of such securities were outstanding or will be issued.  Copies of the Restated Certificate of Incorporation and Certificate of Elimination are filed as Exhibits 3.1 and 3.2.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2018 Proxy Statement”) for its annual meeting of stockholders to be held on May 11, 2018, which sections are incorporated herein by reference.
Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.
Item 11.        Executive Compensation
The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2018 Proxy Statement, which sections are incorporated herein by reference.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2018 Proxy Statement, which sections are incorporated herein by reference.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2018 Proxy Statement, which section is incorporated herein by reference.
Item 14.        Principal Accountant Fees and Services
The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Public Accounting Firm—Fees” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2018 Proxy Statement, which sections are incorporated herein by reference.

PART IV
Item 15.        Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
All financial statements of the registrant are set forth under Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charges to costs and expenses	Recoveries and write offs	Balance at end of period
	(In thousands)
Allowance for doubtful trade receivables
December 31, 2017	5,570	1,709	(2,760)	4,519
December 31, 2016	7,739	1,259	(3,428)	5,570
December 31, 2015	6,241	5,741	(4,243)	7,739
Allowance for excess and slow moving inventory
December 31, 2017	45,648	32,204	5,714	83,566
December 31, 2016	39,247	5,748	653	45,648
December 31, 2015	34,607	8,512	(3,872)	39,247
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

**3.1	—	Restated Certificate of Incorporation of the Company.

**3.2		Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company.

*3.3	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2014).

*4.1	—	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33447)).

*4.2	—
Rights Agreement, dated as of November 24, 2008 by and between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008).

**4.3	—
Amendment No. 1 to Rights Agreement, dated as of February 26, 2018, by and between the Company and Computershare Inc., as successor-in-interest to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), as Rights Agent.

*+10.1	—
Employment Agreement, dated as of December 8, 2011, between the Company and Mr. DeBerry (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.2	—
Employment Agreement, dated as of December 8, 2011, between the Company and Mr. Gariepy (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.3	—
Employment Agreement, dated as of December 8, 2011, between the Company and Mr. Brooks (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.4	—
Employment Agreement, dated as of December 8, 2011, between the Company and Mr. Webster (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.5	—	Employment Agreement, dated as of March 7, 2017, between the Company and Mr. Bird (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2017).

*+10.6	—
Employment Agreement, dated as of March 7, 2017, between the Company and Mr. Brooks (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 9, 2017).

*+10.7	—	Amended and Restated 2004 Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on April 6, 2012).

*+10.8	—	Short-Term Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit B to the Company’s Proxy Statement filed on April 6, 2012).

*+10.9	—	2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on March 31, 2017).

*+10.10	—	Form of Standard Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2008).

*+10.11	—	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2011).

*+10.12	—	Form of Restricted Stock Award Agreement for Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

**+10.13		Form of Restricted Stock Award Agreement.

*+10.14	—	2012 Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2012).

*+10.15	—	2013 Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013).

**+10.16		2017 Performance Unit Award Agreement.

*+10.17		Stock Compensation Program for Directors (incorporated herin by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

*+10.19	—	Form of Indemnification Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K/A filed on January 18, 2012).

*10.20	—
Contract for Goods and Services dated August 20, 2012 between Petroleo Brasileiro S.A. and Dril-Quip do Brasil LTDA (English translation) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

*10.21	—
Amendment to Contract #4600368806, dated as of July 29, 2016, between Petróleo Brasileiro S.A., the Company and Dril-Quip do Brasil LTDA (English translation) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

*10.22	—
Extrajudicial Agreement, dated as of October 17, 2016, between Petróleo Brasileiro S.A., the Company and Dril-Quip do Brazil LTDA (English translation) (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

**10.23	—
Credit Agreement, dated as of February 23, 2018, among the Company, as borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender.

**10.24	—	Pledge and Security Agreement, dated as of February 23, 2018, among the Company, TIW Corporation and Honing, Inc., as grantors, and JPMorgan Chase Bank, N.A., as administrative agent.

**21.1	—	Subsidiaries of the Registrant.

**23.1	—	Consent of PricewaterhouseCoopers LLP.

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey J. Bird

**32.1	—	Section 1350 Certification of Blake T. DeBerry.

**32.2	—	Section 1350 Certification of Jeffrey J. Bird

**101.INS	—	XBRL Instance Document

**101.SCH	—	XBRL Schema Document

**101.CAL	—	XBRL Calculation Document

**101.DEF	—	XBRL Definition Linkbase Document

**101.LAB	—	XBRL Label Linkbase Document

**101.PRE	—	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.

**	Filed with this report.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Item 16.        Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2018.

DRIL-QUIP, INC.

By:	/S/ BLAKE T. DEBERRY
Blake T. DeBerry President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ JOHN V. LOVOI	Chairman of the Board	February 27, 2018
JOHN V. LOVOI
/S/ BLAKE T. DEBERRY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2018
BLAKE T. DEBERRY
/S/ JEFFREY J. BIRD	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)	February 27, 2018
JEFFREY J. BIRD
/S/ A.P. SHUKIS	Director	February 27, 2018
A.P. SHUKIS
/S/ TERENCE B. JUPP	Director	February 27, 2018
TERENCE B. JUPP
/S/ STEVEN L. NEWMAN	Director	February 27, 2018
STEVEN L. NEWMAN