Form 10-Q
period 2018-03-31
DRIL-QUIP INC
filed 2018-04-26
CIK 1042893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of April 25, 2018, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 38,143,019.

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements
DRIL-QUIP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	December 31, 2017
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$495,591	$493,180
Trade receivables, net	193,915	191,629
Inventories, net	276,005	291,087
Prepaids and other current assets	36,620	32,653
Total current assets	1,002,131	1,008,549
Property, plant and equipment, net	288,466	284,247
Deferred income taxes	5,471	5,364
Goodwill	47,818	47,624
Intangible assets	37,892	38,408
Other assets	16,084	15,613
Total assets	$1,397,862	$1,399,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,277	$33,480
Accrued income taxes	27,632	24,714
Customer prepayments	5,809	4,767
Accrued compensation	11,116	11,412
Other accrued liabilities	17,404	25,538
Total current liabilities	87,238	99,911
Deferred income taxes	3,514	3,432
Other long-term liabilities	2,001	2,001
Total liabilities	92,753	105,344
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value, 38,136,258 and 38,132,693 shares issued and outstanding at March 31, 2018 and December 31, 2017	381	372
Additional paid-in capital	23,964	20,083
Retained earnings	1,393,933	1,400,296
Accumulated other comprehensive losses	(113,169)	(126,290)
Total stockholders’ equity	1,305,109	1,294,461
Total liabilities and stockholders’ equity	$1,397,862	$1,399,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31,
	2018	2017
	(In thousands, except per share data)
Revenues:
Products	$71,045	$91,592
Services	28,128	27,636
Total revenues	99,173	119,228
Cost and expenses:
Cost of sales:
Products	52,175	66,462
Services	15,575	15,978
Total cost of sales	67,750	82,440
Selling, general and administrative	28,253	25,808
Engineering and product development	9,447	11,850
Total costs and expenses	105,450	120,098
Operating loss	(6,277)	(870)
Interest income	1,797	937
Interest expense	(2)	(15)
Income before income taxes	(4,482)	52
Income tax provision (benefit)	2,901	(42)
Net income (loss)	$(7,383)	$94
Earnings per common share:
Basic	$(0.20)	$—
Diluted	$(0.20)	$—
Weighted average common shares outstanding:
Basic	37,729	37,525
Diluted	37,729	37,693
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2018	2017
	(In thousands)
Net income (loss)	$(7,383)	$94
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	13,121	7,859
Total comprehensive income	$5,738	$7,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2018	2017
	(In thousands)
Operating activities
Net income (loss)	$(7,383)	$94
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,241	9,832
Stock-based compensation expense	3,974	3,216
Loss (gain) on sale of equipment	(22)	—
Deferred income taxes	(5)	(1,121)
Changes in operating assets and liabilities:		—
Trade receivables, net	1,195	7,044
Inventories, net	17,244	11,591
Prepaids and other assets	(4,076)	3,051
Accounts payable and accrued expenses	(7,403)	(22,231)
Other, net	(377)	—
Net cash (used in) provided by operating activities	11,388	11,476
Investing activities
Purchase of property, plant and equipment	(10,571)	(4,847)
Proceeds from sale of equipment	71	439
Acquisition of business, net of cash acquired	—	(19,869)
Net cash used in investing activities	(10,500)	(24,277)
Financing activities
Proceeds from exercise of stock options	52	403
Net cash provided by financing activities	52	403
Effect of exchange rate changes on cash activities	1,471	3,091
Increase (decrease) in cash and cash equivalents	2,411	(9,307)
Cash and cash equivalents at beginning of period	493,180	423,497
Cash and cash equivalents at end of period	$495,591	$414,190
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
The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of March 31, 2018 and the results of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2018 and 2017. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income and cash flows for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Revenue Recognition
The Company generates revenues through the sale of products, the sale of services and the leasing of installation tools. The Company normally negotiates contracts for products, including those accounted for under the over time method, rental tools and services separately. Modifications to the scope and price of sales contracts may occur in the form of variations and change orders. For all product sales, it is the customer’s decision as to the timing of the product installation as well as whether Dril-Quip running tools will be purchased or rented. Furthermore, the customer is under no obligation to utilize the Company’s technical advisory assistance services. The customer may instead choose to use a third party or its own personnel.
Product and Service Revenues
Product and service revenues are recognized as the Company satisfies the performance obligation by transferring control of the promised good or service to the customer. Revenues are measured based on consideration specified in a contract with a customer and exclude sales incentives and amounts collected on behalf of third parties. In addition, some customers may impose contractually negotiated penalties for late delivery that are excluded from the transaction price.
Management has elected to utilize certain practical expedients allowed under Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606). Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer are excluded from the measurement of the transaction price. Shipping and handling activities that are performed after a customer obtains control of the good are accounted for as activities to fulfill the promise to transfer the good and thus are excluded from the transaction price.
Product revenues
The Company recognizes product revenues from two methods:

•	product revenues are recognized over time as control is transferred to the customer; and

•	product revenues from the sale of products that do not qualify for the over time method are recognized as point in time.
Revenues recognized under the over time method
The Company uses the over time method on long-term project contracts that have the following characteristics:

•	the contracts call for products which are designed to customer specifications;

•	the structural designs are unique and require significant engineering and manufacturing efforts generally requiring more than one year in duration;

•	the contracts contain specific terms as to milestones, progress billings and delivery dates;

•	product requirements cannot be filled directly from the Company’s standard inventory; and

•	The Company has an enforceable right to payment for any work completed to date and the enforceable payment includes a reasonable profit margin.
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
Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At March 31, 2018 and December 31, 2017, receivables included $45.7 million and $41.0 million of unbilled receivables, respectively. For the quarter ended March 31, 2018, there were eight projects representing approximately 11% of the Company’s total revenues and approximately 16% of its product revenues that were accounted for using the over time method, compared to seven projects during the first quarter of 2017, which represented approximately 12% of the Company’s total revenues and approximately 16% of its product revenues.
Revenues recognized under the point in time method
Revenues from the sale of standard inventory products, not accounted for under the over time method, are recorded at the point in time that the customer obtains control of the promised asset and the Company satisfies its performance obligation. This point in time recognition aligns with the time of shipment, which is when the Company typically has a present right to payment, title transfers to the customer, the customer or its carrier has physical possession and the customer has significant risks and rewards of ownership. The Company may provide product storage to some customers. Revenues for these products are recognized at the point in time that control of the product transfers to the customer, the reason for storage is requested by the customer, the product is separately identified, the product is ready for physical transfer to the customer and the Company does not have the ability to use or direct the use of the product. This point in time typically occurs when the products are moved to storage. We receive payment after control of the products has transferred to the customer.
Service revenues
The Company recognizes service revenues from two sources:

•	technical advisory assistance; and

•	rework and reconditioning of customer-owned Dril-Quip products.
The Company does not install products for its customers, but it does provide technical advisory assistance.
The Company normally negotiates contracts for products, including those accounted for under the over time method, and services separately. For all product sales, it is the customer’s decision as to the timing of the product installation as well as whether Dril-Quip running tools will be purchased or rented. Furthermore, the customer is under no obligation to utilize the Company’s technical advisory assistance services. The customer may use a third party or their own personnel. The contracts for these services are typically considered day-to-day.
Rework and reconditioning service revenues are recorded using the over time method based on the remaining steps that need to be completed as the refurbishment process is performed. The measurement of progress considers, among other things, the time necessary for completion of each step in the reconditioning plan, the materials to be purchased, labor and ordering procedures. We receive payment after the services have been performed by billing customers periodically (typically monthly).
Lease revenues
The Company earns lease revenues from the rental of running tools. Rental revenues are recognized within service revenues on a dayrate basis over the lease term.
Practical Expedients
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
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
In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended March 31,
	2018	2017
	(In thousands)
Weighted average common shares outstanding—basic	37,729	37,525
Dilutive effect of common stock options and awards	—	168
Weighted average common shares outstanding—diluted	37,729	37,693
For the three-month period ended March 31, 2018, the Company has excluded the following common stock options and awards because their impact on the loss per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended March 31,
	2018	2017
	(In thousands)
Director stock awards	4	—
Stock options	11	—
Performance share units	78	14
Restricted stock awards	77	25

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
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (the "new revenue standard”) for contracts that are not completed at the date of initial application using the modified retrospective method.
We recognized the cumulative effect of the initial application of the new revenue standard as an increase to the opening balance of retained earnings at January 1, 2018 for $1.8 million. Therefore, the comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.
A majority of the Company's revenues are not subject to the new revenue standard. The adoption of ASC 606 resulted in an increase of approximately $1.2 million in our results from operations for the three months ended March 31, 2018, and did not have a material impact on the Company's consolidated financial position, results of operations, equity or cash flows. A majority of our product revenues continues to be recognized when products are shipped from our facilities.
4. Revenue Recognition (Adoption of ASC 606)
Revenues from contracts with customers consisted of the following:

	Three months ended
	March 31, 2018
	Western Hemisphere	Eastern Hemisphere	Asia-Pacific	Intercompany	Total
	(In thousands)
Product Revenues	$42,436	$19,865	$8,744	$—	$71,045
Service Revenues	9,082	5,973	2,406	—	17,461
Total	$51,518	$25,838	$11,150	$—	$88,506
Contract Balances
Balances related to contracts with customers consisted of the following:
Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2017	$41,825
Additions	48,676
Transfer to Accounts Receivable	(34,169)
Contract Assets at March 31, 2018	$56,332
Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2017	$4,767
Additions	4,969
Revenue Recognized	(3,986)
Contract Liabilities at March 31, 2018	$5,750
Receivables, which are included in trade receivables, net, were $120.2 million and $133.4 million for the three months ended March 31, 2018 and 2017, respectively. The amount of revenues from performance obligations satisfied (or partially satisfied) in previous periods was $7.1 million. The contract liabilities primarily relate to advance payments from customers and are included within "Customer prepayments" in our accompanying consolidated balance sheets. The contract assets primarily relate to unbilled amounts typically resulting from sales under contracts when the over time method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer and is included in "Prepaids and other current assets" in our accompanying consolidated balance sheets. Contract assets are transferred to the receivables when the rights become unconditional.
Obligations for returns and refunds were considered immaterial as of March 31, 2018.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to remaining performance obligations from our reconditioning services and over time product lines was $27.2 million as of March 31, 2018. The Company expects to recognize revenue on approximately 84% and 16% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.
The Company applies the practical expedient available under the new revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
5. Stock-Based Compensation and Stock Awards
During the three months ended March 31, 2018 and 2017, the Company recognized approximately $4.0 million and $3.2 million, respectively, of stock-based compensation expense, which is included in the selling, general and administrative expense line on the Condensed Consolidated Statements of Income. No stock-based compensation expense was capitalized during the three months ended March 31, 2018 or 2017.
6. Inventories, net
Inventories consist of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Raw materials and supplies	$65,540	$70,188
Work in progress	66,686	65,382
Finished goods	227,429	239,083
	359,655	374,653
Less: allowance for obsolete and excess inventory	(83,650)	(83,566)
Net inventory	$276,005	$291,087

7. Goodwill
The changes in the carrying amount of goodwill by reporting unit during the three months ended March 31, 2018 were as follows:

	Carrying Value			Carrying Value
	January 1, 2018	Acquisitions	Foreign Currency Translation	March 31, 2018
	(In thousands)
Western Hemisphere	$39,158	$—	$16	$39,174
Eastern Hemisphere	8,466	—	178	8,644
Asia Pacific	—	—	—	—
Total	$47,624	$—	$194	$47,818
The Company performs its annual impairment tests of goodwill as of October 1 or when there is an indication an impairment may have occurred.

8. Intangible Assets
Intangible assets, substantially all of which were acquired in the acquisition of TIW and OPT, consist of the following:

	Estimated Useful Lives	March 31, 2018
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	indefinite	$8,416	$—	$62	$8,478
Patents	15 - 30 years	5,946	(1,049)	11	4,908
Customer relationships	5 - 15 years	26,503	(2,465)	368	24,406
Non-compete agreements	3 years	171	(71)	—	100
		$41,036	$(3,585)	$441	$37,892

	Estimated Useful Lives	December 31, 2017
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	indefinite	$8,416	$—	$56	$8,472
Patents	15 - 30 years	5,946	(968)	80	5,058
Customer relationships	5 - 15 years	26,503	(1,675)	(64)	24,764
Non-compete agreements	3 years	171	(57)	—	114
		$41,036	$(2,700)	$72	$38,408
Amortization expense for each of the three months ended March 31, 2018 and 2017 was $0.7 million.
9. Asset Backed Loan (ABL) Credit Facility
On February 23, 2018, the Company, as borrower, and the Company’s subsidiaries TIW and Honing, Inc., as guarantors, entered into a five-year senior secured revolving credit facility (the “ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions as lenders with total commitments of $100.0 million, including up to $10.0 million available for letters of credit. The maximum amount that the Company may borrow under the ABL Credit Facility is subject to the borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.
All obligations under the ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by the Company, TIW, Honing, Inc., and future significant domestic subsidiaries, subject to customary exceptions. Borrowings under the ABL Credit Facility are secured by liens on substantially all of the Company’s personal property, and bear interest at the Company’s option at either (i) the CB Floating Rate (as defined therein), calculated as the rate of interest publicly announced by JPMorgan Chase Bank, N.A., as its “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, with such CB Floating Rate not being less than Adjusted One Month LIBOR Rate (as defined therein) or (ii) the Adjusted LIBO Rate (as defined therein), plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 1.50% per annum for CBFR loans and 2.00% to 2.50% per annum for Eurodollar loans and, in each case, is based on the Company’s leverage ratio. The unused portion of the ABL Credit Facility is subject to a commitment fee that varies from 0.250% to 0.375% per annum, according to average unused commitments under the ABL Credit Facility. Interest on Eurodollar loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on CB Floating Rate loans is payable monthly in arrears.
The ABL Credit Facility contains various covenants and restrictive provisions that limit the Company’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The ABL Credit Facility also requires the Company to maintain a fixed charge coverage ratio of 1.0 to 1.0, based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to the Company’s other indebtedness. The Company is in compliance with the related covenants as of April 26, 2018.
As of March 31, 2018, the Company had no borrowings or letters of credit outstanding under the ABL Credit Facility and availability of $64.0 million.

10. Geographic Areas

	Western Hemisphere		Eastern Hemisphere		Asia Pacific		DQ Corporate		Total
	Three months ended March 31,
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)
Revenues:
Products
Standard Products	$35,952	$65,012	$17,461	$7,041	$6,505	$4,946	$—	$—	$59,918	$76,999
Over Time Contracts	6,484	275	2,404	6,886	2,239	7,432	—	—	11,127	14,593
Total Products	42,436	65,287	19,865	13,927	8,744	12,378	—	—	71,045	91,592
Services
Technical Advisory	6,241	7,320	5,101	2,934	1,365	1,977	—	—	12,707	12,231
Reconditioning	2,841	1,919	872	341	1,041	44	—	—	4,754	2,304
Total Services (excluding rental tools)	9,082	9,239	5,973	3,275	2,406	2,021	—	—	17,461	14,535
Rental Tools	5,535	9,223	4,205	3,000	927	878	—	—	10,667	13,101
Total Services (including rental tools)	14,617	18,462	10,178	6,275	3,333	2,899	—	—	28,128	27,636
Intercompany	3,073	5,903	186	31	165	66	—	—	3,424	6,000
Eliminations	—	—	—	—	—	—	(3,424)	(6,000)	(3,424)	(6,000)
Total Revenues	$60,126	$89,652	$30,229	$20,233	$12,242	$15,343	$(3,424)	$(6,000)	$99,173	$119,228

Depreciation	$5,492	$7,137	$1,211	$1,080	$975	$1,017	$563	$599	$8,241	$9,833
Income before income taxes	$721	$7,472	$5,659	$3,491	$256	$1,844	$(11,118)	$(12,755)	$(4,482)	$52

	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(In thousands)
Long-Lived Assets	$480,882	$482,636	$135,436	$264,828	$62,655	$58,606	$(283,242)	$(414,814)	$395,731	$391,256
Total Assets	$856,227	$877,779	$635,387	$752,967	$188,610	$185,229	$(282,362)	$(416,170)	$1,397,862	$1,399,805
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
11. Commitments and Contingencies
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto presented elsewhere in this report as well as the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Brent Crude Oil Prices
	Three months ended March 31,
	2018	2017
High	$71.08	$56.34
Low	61.94	49.56
Average	66.86	53.69
Closing March 31	$69.02	$52.20
According to the April 2018 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $63 per barrel in both 2018 and 2019. In its March 2018 Oil Market Report, the International Energy Agency projected the 2018 global oil demand will increase to 99.3 million barrels per day, a 1.5 million barrels per day decrease from 2017.
Offshore Rig Count
Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the three months ended March 31, 2018 and 2017. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Three months ended March 31,
	2018		2017
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	59	39	65	39
Eastern Hemisphere	55	59	54	57
Asia-Pacific	33	223	31	212
Total	147	321	150	308
Source: IHS—Petrodata RigBase – March 31, 2018 and 2017
According to IHS-Petrodata RigBase, as of March 31, 2018, there were 466 rigs contracted for the Company’s geographic regions (145 floating rigs and 321 jack-up rigs), which represents a 2.4% increase from the rig count of 455 rigs (148 floating rigs and 307 jack-up rigs) as of March 31, 2017.
The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, as of March 31, 2018 and 2017, there were 132 and 149 rigs, respectively, under construction, which represents an approximate 11.4% decline in rigs under construction. The expected delivery dates for the rigs under construction at March 31, 2018 are as follows:

	Floating	Jack-Up
	Rigs	Rigs	Total
2018	17	57	74
2019	13	26	39
2020	11	7	18
2021	1	—	1
2022	—	—	—
After 2022 or unspecified delivery date	—	—	—
Total	42	90	132
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
Business Environment
Oil and gas prices and the level of drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Sustained low crude oil and natural gas prices have resulted in a trend of customers seeking to renegotiate contract terms with the Company, including reductions in the prices of its products and services, extensions of delivery terms and, in some instances, contract cancellations or revisions. In some cases, a customer may already hold an inventory of the Company's equipment, which may delay the placement of new orders. In addition, some of the Company’s customers could experience liquidity or solvency issues or could otherwise be unable or unwilling to perform under a contract, which could ultimately lead a customer to enter bankruptcy or otherwise encourage a customer to seek to repudiate, cancel or renegotiate a contract. An extended period of reduced crude oil and natural gas prices may accelerate these trends. If the Company experiences significant contract terminations, suspensions or scope adjustments to its contracts, then its financial condition, results of operations and cash flows may be adversely impacted.

The Company expects continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of increasing prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Continued low hydrocarbon prices have had and are expected to continue to have a material adverse effect on the Company’s results of operations.
The Company believes that its backlog should help mitigate the impact of negative market conditions; however, continued low commodity prices or an extended downturn in the global economy or future restrictions on or declines in oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at March 31, 2018 was approximately $266.7 million, compared to approximately $207.3 million at December 31, 2017 and approximately $295.5 million at March 31, 2017.

The following table represents the change in backlog for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017:

	Three months ended
	March 31, 2018	December 31, 2017	March 31, 2017
	(In thousands)
Beginning Backlog	$207,305	$216,495	317,579
Bookings:
Product	132,538	74,513	71,054
Service	28,128	26,409	27,636
Cancellation/Revision adjustments	(2,508)	(1,260)	(3,500)
Translation adjustments	385	(879)	1,993
Total Bookings	158,543	98,783	97,183
Revenues:
Product	71,045	81,564	91,592
Service	28,128	26,409	27,636
Total Revenue	99,173	107,973	119,228
Ending Backlog (1)	$266,675	$207,305	295,534
(1) The backlog data shown above includes all bookings as of March 31, 2018, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As of March 31, 2018, approximately $84 million related to contract awards is included in our backlog. As a result, this table above will not agree to the disclosed performance obligations of $27 million within Note 4, Revenue Recognition.
During the first quarter of 2018, Dril-Quip Asia Pacific Pte Ltd. was awarded a contract to supply top-tensioned riser (TTR) systems and related services for the development of the Ca Rong Do Project (CRD Project) located offshore Vietnam operated by Repsol with the participation of Mubadala, PVEP and PetroVietnam.  The CRD Project is included within the backlog balance presented in the table above; however, due to ongoing territorial discussions between China and Vietnam, the CRD Project may experience delays or cancellation.
In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasileiro S.A. (Petrobras), Brazil’s national oil company, which was amended in 2016 to extend the term of the contract through July 2020.  As of March 31, 2018, the Company’s backlog included $28 million of purchase orders under this Petrobras contract. The Company has not yet recognized revenue of approximately $16 million as of March 31, 2018 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. As part of the amendment to extend the term of the contract, Petrobras agreed to issue purchase orders totaling a minimum of approximately $29 million (based on current exchange rates) before 2019. As of March 31, 2018, approximately $12 million of the purchase orders have been issued. The Company cannot provide assurance that Petrobras will order all of the equipment under the contract.
As of March 31, 2017, the total number of the Company's employees was 2,146, of which 1,214 were located in the United States. The total number of the Company’s employees as of December 31, 2017 was 2,019, of which 1,095 were located in the United States. As a result of natural attrition, the total number of employees as of March 31, 2018 was 1,964, of which 1,028 were located in the United States.
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

The June 23, 2016 referendum by British voters to exit the European Union (Brexit) adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound sterling, as compared to the U.S. dollar and other currencies. Volatility in exchange rates could be expected to continue in the short term as the United Kingdom (U.K.) negotiates its exit from the European Union. A weaker British pound sterling compared to the U.S. dollar during a reporting period would cause local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. Continued adverse consequences such as deterioration in economic conditions and volatility in currency exchange rates could have a negative impact on the Company's financial position and results of operations. See “Item 1A - Risk Factors Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows.”
Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. For the three months ended March 31, 2018 and 2017, the Company derived 72% and 77%, respectively, of its revenues from the sale of its products and 28% and 23%, respectively, of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools during installation. The Company has substantial international operations, with approximately 52% and 48% of its revenues derived from foreign sales for the three months ended March 31, 2018 and 2017, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 48% and 52% of the Company’s total revenues for the three months ended March 31, 2018 and 2017, respectively.
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
The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on an over time basis. For the quarter ended March 31, 2018, there were eight projects representing approximately 11% of the Company’s total revenues and approximately 16% of its product revenues that were accounted for using the over time method of accounting, compared to seven projects during the first quarter of 2017, which represented approximately 12% of the Company’s total revenues and approximately 16% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.
Cost of Sales. The principal elements of cost of sales are labor, raw materials and manufacturing overhead. Cost of sales as a percentage of revenues is influenced by the product mix sold in any particular period, costs from projects accounted for under the over time method, over/under manufacturing overhead absorption, pricing and market conditions. The Company’s costs related to its foreign operations do not significantly differ from its domestic costs.
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
Income Tax Provision. The Company’s effective income tax rate has historically been lower than the statutory rate primarily due to foreign income tax rate differentials and research and development credits; however, the 2018 income tax expense has been negatively impacted by the valuation allowances in the US and Asia-Pacific regions.

Results of Operations
The following table sets forth, for the periods indicated, certain consolidated statement of income data expressed as a percentage of revenues:

	Three months ended March 31,
	2018	2017
Revenues:
Products	71.6%	76.8%
Services	28.4	23.2
Total revenues:	100.0	100.0
Cost of sales:
Products	52.6	55.7
Services	15.7	13.4
Total cost of sales:	68.3	69.1
Selling, general and administrative expenses	28.5	21.7
Engineering and product development expenses	9.5	9.9
Operating income	(6.3)	(0.7)
Interest income	1.8	0.8
Income before income taxes	(4.5)	0.1
Income tax provision	2.9	—
Net income	(7.4)%	0.1%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended March 31,
	2018	2017
	(In millions)
Revenues:
Products:
Subsea equipment	$54.9	$74.3
Downhole tools	9.9	11.3
Surface equipment	5.1	0.9
Offshore rig equipment	1.2	5.1
Total products	71.1	91.6
Services	28.1	27.6
Total revenues	$99.2	$119.2
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenues. Revenues decreased by $20.1 million, or approximately 16.8%, to $99.2 million in the three months ended March 31, 2018 from $119.2 million in the three months ended March 31, 2017, primarily due to a decrease in demand for exploration and production equipment. Product revenues decreased by approximately $20.5 million for the three months ended March 31, 2018 compared to the same period in 2017 as a result of decreased revenues of $19.4 million in subsea equipment, $3.9 million in offshore rig equipment and $1.4 million in downhole tools, partially offset by an increase in surface equipment of $4.2 million. Product revenues decreased in the Western and Asia-Pacific Hemispheres by $22.9 million and $3.6 million, respectively, partially offset by increases in the Eastern Hemisphere of $5.9 million, largely due to low oil and gas prices resulting in decreases in the demand for exploration and production equipment, especially subsea equipment. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand. Service revenues increased by approximately $0.5 million resulting from increased service revenues in the Eastern and Asia-Pacific Hemispheres of $3.9 million and $0.4 million, respectively, partially offset by decreased service revenues in the Western Hemisphere of $3.8 million. The majority of the increases in service revenues related to increased technical advisory assistance.
Cost of Sales. Cost of sales decreased by $14.7 million, or approximately 17.8%, to $67.8 million for the three months ended March 31, 2018 from $82.4 million for the same period in 2017 as a result of lower revenues. As a percentage of revenues, cost of sales decreased to 68.3% from 69.1% in the three months ended March 31, 2018 as compared to the same period in 2017, primarily as a result of product mix, pricing concessions and unabsorbed manufacturing costs.
Selling, General and Administrative Expenses. For the three months ended March 31, 2018, selling, general and administrative expenses increased by approximately $2.4 million, or 9.5%, to $28.3 million from $25.8 million for the same period in 2017, primarily due to the Company experiencing a pre-tax foreign currency transaction loss of $1.3 million in the first quarter of 2018 compared to a gain of $0.1 million in the first quarter of 2017, and increased professional service expenses related to certain entity restructuring costs and the implementation of ASC 606 of approximately $1.9 million, partially offset by other costs of $0.9 million. Selling, general and administrative expenses as a percentage of revenues increased to 28.5% in the first quarter of 2018 from 21.7% in the first quarter of 2017.
Engineering and Product Development Expenses. For the three months ended March 31, 2018, engineering and product development expenses totaled $9.4 million compared to $11.9 million for the same period in 2017, a decrease of $2.4 million, or 20.3%. The majority of the decrease was due to lower revenues related to projects during 2018. Engineering and product development expenses as a percentage of revenues decreased to 9.5% in the first quarter of 2018 from 9.9% in the first quarter of 2017.
Income Tax Provision. Income tax expense for the three months ended March 31, 2018 was $2.9 million on a loss before taxes of $4.5 million, resulting in an effective tax rate of -54.7%. Income tax benefit for the three months ended March 31, 2017 was $42,000 on income before taxes of $52,000, resulting in an effective income tax rate of approximately 80.8%. Historically, the change in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates. The 2018 income tax expense has been negatively impacted by the valuation allowances in the US and Asia-Pacific regions.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Reform"). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, Tax Reform reduced the corporate federal tax rate from a maximum of 35% to 21% and transitions from a worldwide tax system to a modified territorial tax system. Tax Reform also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII).  Given the amount and complexity of the changes in tax law, we are in the process of finalizing our accounting for the income tax effects stemming from Tax Reform. As such, certain provisional amounts were taken as estimates to account for the impact of Tax Reform. The actual impact of Tax Reform may differ from this estimate during the one-year measurement period due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the tax legislation.
Net Income (Loss). Net loss was approximately $7.4 million for the three months ended March 31, 2018 and net income was $0.1 million for the same period in 2017 for the reasons set forth above.

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
The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

Adjusted EBITDA:	Three months ended March 31,
	2018	2017
	(In thousands)
Net Income (Loss)	$(7,383)	$94
Add:
Interest (income) expense	(1,795)	(922)
Income tax expense (benefit)	2,901	(42)
Depreciation and amortization expense	8,241	9,832
Restructuring costs	600	—
Foreign currency loss (gain)	1,304	(104)
Severance costs	—	1,572
Stock compensation expense	3,974	3,216
Adjusted EBITDA	$7,842	$13,646
Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.
Liquidity and Capital Resources
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Operating activities	$11,388	$11,476
Investing activities	(10,500)	(24,277)
Financing activities	52	403
	940	(12,398)
Effect of exchange rate changes on cash activities	1,471	3,091
Increase (decrease) in cash and cash equivalents	$2,411	$(9,307)
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
The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. The Company’s principal source of funds is cash flows from operations. As of April 26, 2018, the Company had availability of $64 million under the ABL Credit Facility.
Net cash provided by operating activities for the first quarter of 2018 was $11.4 million as compared to $11.5 million in the first quarter of 2017. The net neutral effect is primarily driven by increases in operating assets and liabilities of $7.1 million and other increases of $0.3 million, offset by the change to a net loss for the first quarter of 2018 of $7.5 million.

The change in operating assets and liabilities for the three months ended March 31, 2018 resulted in a $7.1 million increase in cash. Trade receivables increased $1.2 million as a result of increased revenue accruals related to reconditioning revenue in March 2018. The decrease in inventory resulted in increased cash flow of $17.2 million. Prepaids and other assets decreased operating cash flow by $4.1 million due to increases in vendor prepayments. Accounts payable and accrued expenses decreased by approximately $7.4 million primarily due to a reduction in accounts payable of $7.8 million, partially offset by increased accrued expenses of $0.8 million.
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
The change in investing cash flows for the three months ended March 31, 2018 resulted in a $10.5 million increase to cash. Capital expenditures by the Company were $10.6 million and $4.8 million for the three months ended March 31, 2018 and 2017, respectively. The capital expenditures for the first quarter of 2018 were $6.0 million for buildings, $2.2 million for machinery and equipment, $2.0 million for rental tools and $0.4 million for other expenditures. The capital expenditures for the first quarter of 2017 were $2.7 million for machinery and equipment and other expenditures of $2.1 million. The remaining change to investing cash flows was the acquisition of OPT during the first quarter of 2017, which impacted the March 31, 2017 investing cash flows by approximately $19.8 million, compared to no acquisition occurring during the first quarter of 2018, and minor sales of equipment.
The exercise of stock options generated cash to the Company of $52,000 in the first quarter of 2018 as compared to $403,000 in the same period of 2017.
Repurchase of Equity Securities
On July 26, 2016, the Board of Directors authorized a stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. No repurchases have been made pursuant to this plan as of March 31, 2018.
Asset Backed Loan (ABL) Credit Facility
On February 23, 2018, the Company, as borrower, and the Company’s subsidiaries TIW Corporation and Honing, Inc., as guarantors, entered into a five-year senior secured revolving credit facility (the “ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions as lenders with total commitments of $100.0 million, including up to $10.0 million available for letters of credit. The maximum amount that the Company may borrow under the ABL Credit Facility is subject to the borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.
As of March 31, 2018, the Company had no borrowings or letters of credit outstanding under the ABL Credit Facility and availability of $64.0 million. For additioanl information on the ABL Credit Facility, see "Asset Backed Loan (ABL) Credit Facility," Note 9 to the Notes to Condensed Consolidated Financial Statements.
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
Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting policies. During the three months ended March 31, 2018, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company since December 31, 2017.
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
The Company experienced a foreign currency pre-tax loss of approximately $1.3 million during the three-month period ended March 31, 2018 and a pre-tax gain of $0.1 million in the same period of 2017. These losses and gains were primarily due to the exchange rate fluctuations between the U.S. dollar and various currencies within the foreign regions where we do business.
The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
For a description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 11 to the Notes to Condensed Consolidated Financial Statements.

Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
These statements are based on assumptions and analysis in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the following:

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

•
the Company’s reliance on sources of raw materials, including any increase in steel costs or decreases in steel supply as a result of the President's March 2018 proclamation imposing a 25% global tariff on certain imported steel mill products;

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

Item 6.
(a) Exhibits
The following exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

*3.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2014).

4.1	—	Form of certificate representing Common Stock

*4.2	—
Amendment No. 1 to Rights Agreement, dated as of February 26, 2018, by and between the Company and Computershare Inc., as successor-in-interest to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), as Rights Agent (incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

*10.1	—
Credit Agreement, dated as of February 23, 2018, among the Company, as borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

*10.2	—
Pledge and Security Agreement, dated as of February 23, 2018, among the Company, TIW Corporation and Honing, Inc., as grantors, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

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

DRIL-QUIP, INC.

Date: April 26, 2018	BY:	/s/ Jeffrey J. Bird
Jeffrey J. Bird,
Vice President and Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Signatory)