Form 10-Q
period 2018-06-30
DRIL-QUIP INC
filed 2018-07-26
CIK 1042893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of July 23, 2018, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 37,546,504.

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements
DRIL-QUIP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	December 31, 2017
	(In thousands, except for par value and shares)
ASSETS
Current assets:
Cash and cash equivalents	$493,422	$493,180
Trade receivables, net	184,463	191,629
Inventories, net	264,096	291,087
Prepaids and other current assets	34,441	32,653
Total current assets	976,422	1,008,549
Property, plant and equipment, net	283,040	284,247
Deferred income taxes	3,991	5,364
Goodwill	47,042	47,624
Intangible assets	36,140	38,408
Other assets	15,056	15,613
Total assets	$1,361,691	$1,399,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,967	$33,480
Accrued income taxes	24,976	24,714
Customer prepayments	4,144	4,767
Accrued compensation	13,462	11,412
Other accrued liabilities	16,920	25,538
Total current liabilities	80,469	99,911
Deferred income taxes	3,055	3,432
Other long-term liabilities	2,720	2,001
Total liabilities	86,244	105,344
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value, 37,531,965 and 38,132,693 issued and outstanding at June 30, 2018 and December 31, 2017	394	372
Additional paid-in capital	28,149	20,083
Retained earnings	1,381,739	1,400,296
Accumulated other comprehensive losses	(134,835)	(126,290)
Total stockholders’ equity	1,275,447	1,294,461
Total liabilities and stockholders’ equity	$1,361,691	$1,399,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenues:
Products	$64,719	$102,092	$135,764	$193,684
Services	30,142	25,830	58,270	53,466
Total revenues	94,861	127,922	194,034	247,150
Cost and expenses:
Cost of sales:
Products	51,822	74,991	103,431	141,453
Services	17,621	12,558	33,762	28,536
Total cost of sales	69,443	87,549	137,193	169,989
Selling, general and administrative	23,739	31,267	51,794	57,075
Engineering and product development	10,526	10,308	19,974	22,158
Gain on sale of assets	(5,099)	(88)	(5,099)	(88)
Total costs and expenses	98,609	129,036	203,862	249,134
Operating loss	(3,748)	(1,114)	(9,828)	(1,984)
Interest income	2,275	1,070	4,075	2,007
Interest expense	(151)	(18)	(350)	(33)
Income (loss) before income taxes	(1,624)	(62)	(6,103)	(10)
Income tax provision (benefit)	1,418	(77)	4,318	(120)
Net income (loss)	$(3,042)	$15	$(10,421)	$110

Earnings (loss) per common share:
Basic	$(0.08)	$—	$(0.28)	$—
Diluted	$(0.08)	$—	$(0.28)	$—
Weighted average common shares outstanding:
Basic	37,615	37,528	37,672	37,526
Diluted	37,615	37,718	37,672	37,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$(3,042)	$15	$(10,421)	$110
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(21,666)	6,740	(8,545)	14,599
Total comprehensive income (loss)	$(24,708)	$6,755	$(18,966)	$14,709
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2018	2017
	(In thousands)
Operating activities
Net income (loss)	$(10,421)	$110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,242	22,713
Stock-based compensation expense	7,585	6,783
Gain on sale of equipment	(5,099)	(88)
Deferred income taxes	578	(1,486)
Changes in operating assets and liabilities:
Trade receivables, net	7,007	(4,823)
Inventories	22,731	29,246
Prepaids and other assets	(3,117)	4,471
Accounts payable and accrued expenses	(13,374)	(18,226)
Other, net	334	—
Net cash provided by operating activities	23,466	38,700
Investing activities
Purchase of property, plant and equipment	(19,605)	(12,936)
Proceeds from sale of equipment	10,517	610
Acquisition of business, net of cash acquired	—	(21,289)
Net cash used in investing activities	(9,088)	(33,615)
Financing activities
Repurchase of common stock	(9,830)	—
ABL Credit Facility issuance costs	(815)	—
Proceeds from exercise of stock options	642	403
Net cash provided by (used in) financing activities	(10,003)	403
Effect of exchange rate changes on cash activities	(4,133)	8,002
Increase in cash and cash equivalents	242	13,490
Cash and cash equivalents at beginning of period	493,180	423,497
Cash and cash equivalents at end of period	$493,422	$436,987
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
The Company’s operations are organized into three geographic segments— Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia-Pacific PTE Ltd., located in Singapore; and Dril-Quip do Brazil LTDA, located in Macae, Brazil. Other operating subsidiaries include TIW Corporation (TIW), located in Houston, Texas; DQ Holdings Pty. Ltd., located in Perth, Australia; Dril-Quip (Ghana) Ltd., located in Takoradi, Ghana; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; Dril-Quip (Nigeria) Ltd., located in Port Harcourt, Nigeria; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China, with branches in Shezhen and Beijing, China; and Dril-Quip Qatar LLC, located in Doha, Qatar; TIW de Mexico S.A. de C.V., located in Villahermosa, Mexico; TIW de Venezuela S.A., located in Anaco, Venezuela and with a registered branch located in Shushufindi, Ecuador; TIW (UK) Limited, located in Aberdeen, Scotland; TIW Hungary LLC, located in Szolnok, Hungary; and TIW International, LLC., with a registered branch located in Singapore.
On January 6, 2017, the Company acquired The Technologies Alliance Inc. d/b/a OilPatch Technologies (OPT) for approximately $20.0 million, which was integrated into the Company’s existing Western Hemisphere operations.
The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of June 30, 2018 and the results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017 and cash flows for the six-month periods ended June 30, 2018 and 2017. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income and cash flows for the six-month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At June 30, 2018 and December 31, 2017, receivables included $44.7 million and $41.0 million of unbilled receivables, respectively. For the three months ended June 30, 2018, there were nine projects representing approximately 13% of the Company's total revenues and approximately 19% of its product revenues that were accounted for using the over time method, compared to six projects for the three months ended June 30, 2017, which represented approximately 16% of the Company's total revenues and approximately 20% of its product revenues. For the six months ended June 30, 2018, there were ten projects representing approximately 13% of the Company’s total revenues and approximately18% of its product revenues that were accounted for using over time accounting, compared to seven projects for the six months ended June 30, 2017, which represented approximately 14% of the Company’s total revenues and approximately 18% of its product revenues.
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
In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Weighted average common shares outstanding - basic	37,615	37,528	37,672	37,526
Dilutive effect of common stock options and awards	—	190	—	180
Weighted average common shares outstanding - diluted	37,615	37,718	37,672	37,706
For the three and six months ended June 30, 2018, the Company has excluded the following common stock options and awards because their impact on the loss per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Director stock awards	6	—	4	—
Stock options	10	—	11	—
Performance share units	97	—	87	—
Restricted stock awards	105	1	89	—
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
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (right of use) and lease obligations (lease liability) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company has engaged a third-party expert to assist in the analysis of its lease arrangements to ensure the appropriate steps are taken in its assessment of the standard. The Company has completed the selection of a lease monitoring and reporting system and has begun to perform testing of the contracts.
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
A majority of the Company's revenues are not subject to the new revenue standard. The adoption of ASC 606 resulted in an increase of approximately $0.5 million and $2.3 million in our results from operations for the three and six months ended June 30, 2018, respectively, and did not have a material impact on the Company's consolidated financial position, results of operations, equity or cash flows. A majority of our product revenues continues to be recognized when products are shipped from our facilities.
4. Revenue Recognition (Adoption of ASC 606)
Revenues from contracts with customers consisted of the following:

	Three months ended
	June 30, 2018
	Western Hemisphere	Eastern Hemisphere	Asia-Pacific	Intercompany	Total
	(In thousands)
Product Revenues	$43,999	$14,539	$6,181	$—	$64,719
Service Revenues	9,917	5,148	2,931	—	17,996
Total	$53,916	$19,687	$9,112	$—	$82,715

	Six months ended
	June 30, 2018
	Western Hemisphere	Eastern Hemisphere	Asia-Pacific	Intercompany	Total
	(In thousands)
Product Revenues	$86,434	$34,404	$14,926	$—	$135,764
Service Revenues	19,000	11,122	5,336	—	35,458
Total	$105,434	$45,526	$20,262	$—	$171,222

Contract Balances
Balances related to contracts with customers consisted of the following:
Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2017	$41,825
Additions	94,912
Transfers to Accounts Receivable	65,713
Contract Assets at June 30, 2018	$71,024
Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2017	$4,767
Additions	20,457
Revenue Recognized	20,502
Contract Liabilities at June 30, 2018	$4,722
Receivables, which are included in trade receivables, net, were $95.0 million and $136.5 million for the six months ended June 30, 2018 and December 31, 2017, respectively. The amount of revenues from performance obligations satisfied (or partially satisfied) in previous periods was $4.7 million and $11.8 million for the three and six months ended June 30, 2018, respectively . The contract liabilities primarily relate to advance payments from customers and are included within "Customer prepayments" in our accompanying consolidated balance sheets. The contract assets primarily relate to unbilled amounts typically resulting from sales under contracts when the over time method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer and is included in "Trade receivables, net" in our accompanying consolidated balance sheets. Contract assets are transferred to the receivables when the rights become unconditional.
Obligations for returns and refunds were considered immaterial as of June 30, 2018.

Remaining Performance Obligations
The aggregate amount of the transaction price allocated to remaining performance obligations from our reconditioning services and over time product lines was $25.4 million as of June 30, 2018. The Company expects to recognize revenue on approximately 87% and 13% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.
The Company applies the practical expedient available under the new revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
5. Stock-Based Compensation and Stock Awards
During the three and six months ended June 30, 2018, the Company recognized approximately $3.6 million and $7.6 million, respectively, of stock-based compensation expense, which is included in the "Selling, general and administrative expense" line on the Condensed Consolidated Statements of Income, compared to $3.6 million and $6.8 million recognized for the three and six months ended June 30, 2017, respectively. No stock-based compensation expense was capitalized during the three and six months ended June 30, 2018 or 2017.
6. Inventories, net
Inventories consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Raw materials and supplies	$61,404	$70,188
Work in progress	56,196	65,382
Finished goods	226,624	239,083
	344,224	374,653
Less: allowance for obsolete and excess inventory	(80,128)	(83,566)
Total inventory	$264,096	$291,087
7. Goodwill
The changes in the carrying amount of goodwill by reporting unit during the six months ended June 30, 2018 were as follows:

	Carrying Value		Carrying Value
	December 31, 2017	Foreign Currency Translation	June 30, 2018
	(In thousands)
Western Hemisphere	$39,158	$(278)	$38,880
Eastern Hemisphere	8,466	(304)	8,162
Asia-Pacific	—	—	—
Total	$47,624	$(582)	$47,042
The Company performs its annual impairment tests of goodwill as of October 1 or when there is an indication an impairment may have occurred.

8. Intangible Assets
Intangible assets, substantially all of which were acquired in the acquisition of TIW and OPT, consist of the following:

	Estimated Useful Lives	June 30, 2018
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	indefinite	$8,197	$—	$(64)	$8,133
Patents	15 - 30 years	5,950	(1,174)	(22)	4,754
Customer relationships	5 - 15 years	25,924	(2,720)	(36)	23,168
Non-compete agreements	3 years	171	(86)	—	85
		$40,242	$(3,980)	$(122)	$36,140

	Estimated Useful Lives	December 31, 2017
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	indefinite	$8,416	$—	$56	$8,472
Patents	15 - 30 years	5,946	(968)	80	5,058
Customer relationships	5 - 15 years	26,503	(1,675)	(64)	24,764
Non-compete agreements	3 years	171	(57)	—	114
		$41,036	$(2,700)	$72	$38,408
Amortization expense for each of the three and six months ended June 30, 2018 was $0.5 million and $1.2 million, respectively, compared to the three and six months ended June 30, 2017 of $0.5 million and $1.2 million, respectively.
9. Gain on Sale of Assets
During the three months ended June 30, 2018, we sold certain property, plant and equipment for a net gain of approximately $5.1 million as part of our reorganization and consolidation of operations at our headquarters location in Houston, Texas. A gain on property, plant and equipment or intangible assets is calculated as the difference between the cost of the asset disposed of, net of depreciation, and the sales proceeds received. The net gain is reflected in "Gain on sale of assets" line on the Condensed Consolidated Statements of Income.
10. Asset Backed Loan (ABL) Credit Facility
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
The ABL Credit Facility contains various covenants and restrictive provisions that limit the Company’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The ABL Credit Facility also requires the Company to maintain a fixed charge coverage ratio of 1.0 to 1.0, based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to the Company’s other indebtedness. The Company is in compliance with the related covenants as of June 30, 2018.
As of June 30, 2018, the availability under the ABL Credit Facility was $63.0 million, after taking into account the outstanding letters of credit of approximately $1.5 million issued under the facility.

11. Geographic Areas

	Three months ended June 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)
Revenues
Products
Standard Products	$40,022	$54,299	$7,571	$13,633	$4,938	$13,412	$—	$—	$52,531	$81,344
Percentage of Completion	3,977	—	6,968	8,808	1,243	11,940	—	—	12,188	20,748
Total Products	43,999	54,299	14,539	22,441	6,181	25,352	—	—	64,719	102,092
Services										—
Technical Advisory	7,286	7,658	4,072	4,270	2,768	1,662	—	—	14,126	13,590
Reconditioning	2,631	2,058	1,076	207	163	140	—	—	3,870	2,405
Total Services (excluding rental tools)	9,917	9,716	5,148	4,477	2,931	1,802	—	—	17,996	15,995
Leasing	6,734	6,713	3,516	2,376	1,896	746	—	—	12,146	9,835
Total Services (including rental tools)	16,651	16,429	8,664	6,853	4,827	2,548	—	—	30,142	25,830
Intercompany	4,048	4,227	347	256	563	51	—	—	4,958	4,534
Eliminations	—	—	—	—	—	—	(4,958)	(4,534)	(4,958)	(4,534)
Total Revenues	$64,698	$74,955	$23,550	$29,550	$11,571	$27,951	$(4,958)	$(4,534)	$94,861	$127,922

Depreciation and amortization	$5,993	$10,190	$1,134	$1,075	$1,155	$1,014	$719	$602	$9,001	$12,881
Income (loss) before income taxes	$6,362	$4,442	$8,133	$2,792	$(301)	$5,796	$(15,818)	$(13,092)	$(1,624)	$(62)

	Six months ended June 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)
Revenues
Products
Standard Products	$77,117	$119,312	$22,638	$20,673	$11,444	$18,358	$—	$—	$111,199	$158,343
Percentage of Completion	9,317	275	11,766	15,694	3,482	19,372	—	—	24,565	35,341
Total Products	86,434	119,587	34,404	36,367	14,926	37,730	—	—	135,764	193,684
Services
Technical Advisory	13,527	14,978	9,174	7,203	4,132	3,639	—	—	26,833	25,820
Reconditioning	5,473	3,977	1,948	548	1,204	184	—	—	8,625	4,709
Total Services (excluding rental tools)	19,000	18,955	11,122	7,751	5,336	3,823	—	—	35,458	30,529
Leasing	12,267	15,936	7,722	5,377	2,823	1,624	—	—	22,812	22,937
Total Services (including rental tools)	31,267	34,891	18,844	13,128	8,159	5,447	—	—	58,270	53,466
Intercompany	7,121	10,130	532	287	728	117	—	—	8,381	10,534
Eliminations	—	—	—	—	—	—	(8,381)	(10,534)	(8,381)	(10,534)
Total	$124,822	$164,608	$53,780	$49,782	$23,813	$43,294	$(8,381)	$(10,534)	$194,034	$247,150

Depreciation and amortization	$11,484	$17,327	$2,346	$2,155	$2,130	$2,031	$1,282	$1,200	$17,242	$22,713
Income (loss) before income taxes	$7,086	$11,914	$13,792	$6,283	$(45)	$7,640	$(26,936)	$(25,847)	$(6,103)	$(10)

	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(In thousands)
Long-Lived Assets	$470,169	$482,636	$273,489	$264,828	$67,489	$58,606	$(425,878)	$(414,814)	$385,269	$391,256
Total Assets	$835,296	$877,779	$766,741	$752,967	$188,777	$185,229	$(429,123)	$(416,170)	$1,361,691	$1,399,805
The Company’s operations are organized into three geographic segments - Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil.
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
In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with two assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo (Santo Credits) on the importation of goods from July 2005 to October 2007. The Company has objected to these assessments on the grounds that they would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. The Company’s Brazilian subsidiary filed appeals with a State of Rio de Janeiro judicial court to annul both of these tax assessments following rulings against the Company by the tax administration’s highest council. In connection with those appeals, the Company deposited with the court a total amount of approximately $8.8 million in December 2014 and December 2016 as the full amount of the assessments with penalties and interest. The Company believes that these credits are valid and that success in the judicial court process is probable. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.
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

13. Subsequent Events
On July 13, 2018, we announced that Dril-Quip (Europe) Limited, our wholly owned subsidiary, has entered into a letter of intent with Premier Oil Exploration and Production Limited (Premier) to provide subsea production systems for the Sea Lion Phase 1 Development located offshore the Falkland Islands.
The scope of work includes plans for 23 subsea production systems, including wellheads, trees, control systems, associated production and injection manifolds, subsea umbilicals and related services. It is intended that Dril-Quip will commence pre-sanction engineering work in August 2018. Formal contract award will be subject to agreement of a definitive contract and Premier taking a final investment decision. Dril-Quip would also provide vendor financing for a portion of the contract.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto presented elsewhere herein as well as the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended June 30,		Six months ended June 30,
Brent Crude Oil Price per Barrel	2018	2017	2018	2017
Low	$66.04	$43.98	$61.94	$43.98
High	80.42	55.05	80.42	56.34
Average	74.53	49.55	70.67	51.57
Closing	$77.44	$47.08	$77.44	$47.08
According to the July 2018 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $73 per barrel in 2018 and $69 per barrel in 2019. In its July 2018 Oil Market Report, the International Energy Agency projected the 2018 global oil demand will grow to 99.2 million barrels per day, a 1.4 million barrels per day increase over 2017.
Offshore Rig Count
Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the six months ended June 30, 2018 and 2017. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Six months ended June 30,
	2018		2017
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	59	42	62	42
Eastern Hemisphere	57	62	59	59
Asia-Pacific	34	225	34	219
Total	150	329	155	320

Source: IHS—Petrodata RigBase – June 30, 2018 and 2017
According to IHS-Petrodata RigBase, as of June 30, 2018, there were 482 contracted rigs for the Company’s geographic regions (152 floating rigs and 330 jack-up rigs), which represents a 4.3% increase from the rig count of 462 rigs (148 floating rigs and 314 jack-up rigs) as of June 30, 2017.
The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, as of June 30, 2018 and 2017, there were 133 and 147 rigs, respectively, under construction, which represents an approximate 9.5% decrease in rigs under construction. The expected delivery dates for the rigs under construction at June 30, 2018 are as follows:

	Floating	Jack-Up
	Rigs	Rigs	Total
2018	9	49	58
2019	15	28	43
2020	12	12	24
2021	6	2	8
After 2021 or unspecified delivery date	—	—	—
Total	42	91	133
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
In March 2018, the President of the United States issued a proclamation imposing a 25 percent global tariff on imports of certain steel products, effective March 23, 2018. The President subsequently proposed an additional 25 percent tariff on approximately $50 billion worth of imports from China, and the government of China responded with a proposal of an additional 25 percent tariff on U.S. goods with a value of $50 billion.  These tariffs, or any additional tariffs or trade restrictions initiated by or against the United States, could cause our cost of raw materials to increase or affect the markets for our products.  However, given the  uncertainty regarding the scope and duration of these trade actions by the United States and other countries, their ultimate impact on our business and operations remains uncertain.
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
The Company believes that its backlog should help mitigate the impact of negative market conditions; however, continued low commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at June 30, 2018 was approximately $260.9 million, compared to approximately $234.9 million at June 30, 2017 and $207.3 million at December 31, 2017.
The following table represents the change in backlog for the three months ended June 30, 2018, June 30, 2017 and December 31, 2017:

	Three months ended
	June 30, 2018	March 31, 2018	December 31, 2017
	(In thousands)
Beginning Backlog	$266,675	$207,305	$216,495
Bookings:
Product (1)	64,818	130,283	74,513
Service	30,142	28,128	26,409
Cancellation/Revision adjustments	(3,920)	(253)	(1,260)
Translation adjustments	(1,960)	385	(879)
Total Bookings	89,080	158,543	98,783
Revenues:
Product	64,719	71,045	81,564
Service	30,142	28,128	26,409
Total Revenue	94,861	99,173	107,973
Ending Backlog (1)	$260,894	$266,675	$207,305
(1) The backlog data shown above includes all bookings as of June 30, 2018, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As of June 30, 2018, approximately $84 million related to contract awards is included in our backlog. As a result, this table above will not agree to the disclosed performance obligations of $25.4 million within Note 4, Revenue Recognition.
During the first quarter of 2018, Dril-Quip Asia-Pacific Pte Ltd. was awarded a contract to supply top-tensioned riser (TTR) systems and related services for the development of the Ca Rong Do Project (CRD Project) located offshore Vietnam operated by Repsol with the participation of Mubadala, PVEP and PetroVietnam.  The CRD Project is included within the backlog balance presented in the table above; however, due to ongoing territorial discussions between China and Vietnam, the CRD Project may experience continued delays or cancellation.
In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasileiro S.A. (Petrobras), Brazil’s national oil company, which was amended in 2016 to extend the term of the contract through July 2020.  As of June 30, 2018, the Company’s backlog included $12.1 million of purchase orders under this Petrobras contract. The Company has not yet recognized revenue of approximately $1.5 million as of June 30, 2018 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. As part of the amendment to extend the term of the contract, Petrobras agreed to issue purchase orders totaling a minimum of approximately $25 million (based on current exchange rates) before 2019. As of June 30, 2018, approximately $18 million of the purchase orders have been issued (based on current exchange rates). The Company cannot provide assurance that Petrobras will order all of the equipment under the contract.
As of June 30, 2017, the total number of the Company's employees was 2,082, of which 1,127 were located in the United States. The total number of the Company’s employees as of December 31, 2017 was 2,019, of which 1,095 were located in the United States. As a result of natural attrition, the total number of employees as of June 30, 2018 was 1,598, of which 1,048 were located in the United States.
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
The June 23, 2016 referendum by British voters to exit the European Union (Brexit) adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound sterling, as compared to the U.S. dollar and other currencies. Volatility in exchange rates could be expected to continue in the short term as the United Kingdom (U.K.) negotiates its exit from the European Union. A weaker British pound sterling compared to the U.S. dollar during a reporting period would cause local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. Continued adverse consequences such as deterioration in economic conditions and volatility in currency exchange rates could have a negative impact on the Company's financial position and results of operations. See “Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows" under "Item 1A. Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. For the three months ended June 30, 2018 and 2017, the Company derived 68.2% and 79.8%, respectively, of its revenues from the sale of its products and 31.8% and 20.2%, respectively, of its revenues from services. For the six months ended June 30, 2018 and 2017, the Company derived 70.0% and 78.4%, respectively, of its revenues from the sales of its products and 30.0% and 21.6%, respectively, of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 55.5% and 56.0% of its revenues derived from foreign sales for the six months ended June 30, 2018 and 2017, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 44.5% and 44.0% of the Company’s total revenues for the six months ended June 30, 2018 and 2017, respectively.
Product contracts are negotiated and sold separately from service contracts. In addition, service contracts are not typically included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on worldwide economic conditions in the oil and gas industry and is not based on a specific relationship between the two types of contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.
Generally, the Company attempts to raise its prices as its costs increase. However, the actual pricing of the Company’s products and services is impacted by a number of factors, including global oil prices, competitive pricing pressure, the level of utilized capacity in the oil service sector, maintenance of market share, the introduction of new products and general market conditions.
The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on an over time basis. For the three months ended June 30, 2018, there were nine projects representing approximately 13% of the Company’s total revenues and approximately 19% of its product revenues that were accounted for using over time accounting, compared to six projects for the three months ended June 30, 2017, which represented approximately 16% of the Company’s total revenues and approximately 20% of its product revenues. For the six months ended June 30, 2018, there were ten projects representing approximately 13% of the Company’s total revenues and approximately 18% of its product revenues that were accounted for using over time accounting, compared to seven projects for the six months ended June 30, 2017, which represented approximately 14% of the Company’s total revenues and approximately 18% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.
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
Income Tax Provision. The Company’s effective income tax rate has historically been lower than the statutory rate primarily due to foreign income tax rate differentials and research and development credits; however, the 2018 income tax expense has been negatively impacted by the valuation allowances in the U.S. and Asia-Pacific regions.
Results of Operations
The following table sets forth, for the periods indicated, certain consolidated statement of income data expressed as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Products	68.2%	79.8%	70.0%	78.4%
Services	31.8	20.2	30.0	21.6
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	54.6	58.6	53.3	57.2
Services	18.6	9.8	17.4	11.6
Total cost of sales	73.2	68.4	70.7	68.8
Selling, general and administrative	25.0	24.5	26.7	23.1
Engineering and product development	11.1	8.1	10.3	9.0
Gain on sale of assets	(5.4)	(0.1)	(2.6)	—
Operating loss	(3.9)	(0.9)	(5.1)	(0.8)
Interest income	2.4	0.8	2.1	0.8
Interest expense	(0.2)	—	(0.2)	—
Income (loss) before income taxes	(1.7)	(0.1)	(3.2)	—
Income tax provision (benefit)	1.5	(0.1)	2.2	—
Net income (loss)	(3.2)%	—%	(5.4)%	—%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2017	2016
	(In millions)
Revenues:
Products:
Subsea	$51.2	$85.7	$106.0	$160.0
Surface	4.9	7.6	10.1	8.4
Downhole	7.5	6.1	17.4	17.5
Offshore Rig	1.1	2.7	2.3	7.8
Total products	64.7	102.1	135.8	193.7
Services	30.2	25.8	58.3	53.5
Total revenues	$94.9	$127.9	$194.1	$247.2

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenues. Revenues decreased by $33.0 million, or approximately 26%, to $94.9 million in the three months ended June 30, 2018 from $127.9 million in the three months ended June 30, 2017, primarily due to a decrease in demand for exploration and production equipment. Product revenues decreased by approximately $37.4 million for the three months ended June 30, 2018 compared to the same period in 2017 as a result of decreased revenues of $34.5 million in subsea equipment, $2.7 million in surface equipment and $1.6 million in offshore rig equipment, partially offset by increased revenues from downhole tools of $1.4 million. Product revenues decreased in the Asia-Pacific, Western and Eastern Hemispheres by $19.2 million, $10.3 million and $7.9 million, respectively, largely due to low oil and gas prices resulting in decreases in the demand for exploration and production equipment, especially subsea equipment. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand. Service revenues increased by approximately $4.3 million resulting from increased service revenues in the Asia-Pacific, Eastern and Western Hemispheres of $2.3 million, $1.8 million and $0.2 million, respectively. The majority of the increases in service revenues related to increased technical advisory assistance.
Cost of Sales. Cost of sales decreased by $18.1 million, or approximately 21%, to $69.4 million for the three months ended June 30, 2018 from $87.5 million for the same period in 2017 as a result of lower product revenues. As a percentage of revenues, cost of sales increased to 73.1% from 68.4% in the three months ended June 30, 2018, as compared to the same period in 2017, primarily as a result of product mix, pricing concessions and unabsorbed manufacturing costs.
Selling, General and Administrative Expenses. For the three months ended June 30, 2018, selling, general and administrative expenses decreased by approximately $7.6 million, or 24.3%, to $23.7 million from $31.3 million for the same period in 2017, primarily due to the Company experiencing a pre-tax foreign currency transaction gain of $2.2 million for the three months ended June 30, 2018 compared to a loss of $3.7 million in the same period of 2017, decreased employee costs of $2.2 million and other administrative and selling cost efficiencies of $0.7 million, partially offset by increased professional fees of $1.2 million. Selling, general and administrative expenses as a percentage of revenues increased to 25.0% for the three months ended June 30, 2018 from 24.5% for the same period in 2017 primarily as a result of fixed costs associated with reduced revenues for the period.
Engineering and Product Development Expenses. For the three months ended June 30, 2018, engineering and product development expenses totaled $10.5 million compared to $10.3 million for the same period in 2017, an increase of $0.2 million, or 1.9%. Engineering and product development expenses as a percentage of revenues increased to 11.1% in the second quarter of 2018 from 8.1% in the second quarter of 2017 as a direct correlation to the decrease in revenues.
Gain on Sale of Assets. During the three months ended June 30, 2018, we sold certain property, plant and equipment for a net gain of approximately $5.1 million as part of our reorganization and consolidation of operations at our headquarters location in Houston, Texas. See "Gain on Sale of Assets," Note 9 to the Notes to Condensed Consolidated Financial Statements for further discussion.
Income Tax Provision. Income tax expense for the three months ended June 30, 2018 was $1.4 million on a loss before taxes of $1.6 million, resulting in an effective tax rate of -87.4%. Income tax benefit for the three months ended June 30, 2017 was $77,000 on a loss before taxes of $62,000, resulting in an effective income tax rate of approximately 21.0%. Historically, the change in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates. The 2018 income tax expense has also been negatively impacted by the valuation allowances in the U.S. and Asia-Pacific regions.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Reform"). Tax Reform amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, Tax Reform reduced the corporate federal tax rate from a maximum of 35% to 21% and transitions from a worldwide tax system to a modified territorial tax system. Tax Reform also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII).  Given the amount and complexity of the changes in tax law, we are in the process of finalizing our accounting for the income tax effects stemming from Tax Reform. As such, certain provisional amounts were taken as estimates to account for the impact of Tax Reform. The actual impact of Tax Reform may differ from this estimate during the one-year measurement period due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the tax legislation.
Net Income (Loss). Net loss was approximately $3.0 million for the three months ended June 30, 2018 and net income was $15,000 for the same period in 2017 for the reasons set forth above.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenues. Revenues decreased by $53.2 million, or approximately 21.5%, to $194.0 million in the six months ended June 30, 2018 from $247.2 million in the six months ended June 30, 2017, primarily due to a decrease in demand for exploration and production equipment. Product revenues decreased by approximately $57.9 million for the six months ended June 30, 2018 compared to the same period in 2017 as a result of decreased revenues of $54.0 million in subsea equipment, $5.5 million in offshore rig equipment and $0.1 million in downhole tools, offset by an increase of $1.7 million in surface equipment. Product revenues decreased in the Western, Eastern and Asia-Pacific Hemispheres by $33.1 million, $2.0 million and $22.8 million, respectively, largely due to low oil and gas prices resulting in decreases in the demand for exploration and production equipment, especially subsea equipment, and projects nearing completion with no new projects to maintain revenues. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand. Service revenues increased by approximately $4.8 million resulting from decreased service revenues in the Western Hemisphere of $3.6 million, offset by increased service revenues in the Eastern and Asia-Pacific Hemispheres of $5.7 million and $2.7 million, respectively. The majority of the decreases in service revenues related to decreased demand for reconditioning of customer-owned property and technical advisory assistance, largely due to low oil and gas prices leading to decreased exploration and production activities.
Cost of Sales. Cost of sales decreased by $32.8 million, or approximately 19%, to $137.2 million for the six months ended June 30, 2018 from $170.0 million for the same period in 2017 partially due to lower revenues. The cost of sales as a percentage of revenues increased to 70.7% from 68.8% in the six months ended June 30, 2018 as compared to the same period in 2017, primarily as a result of unabsorbed manufacturing costs, product mix and pricing concessions.
Selling, General and Administrative Expenses. For the six months ended June 30, 2018, selling, general and administrative expenses decreased by approximately $5.3 million, or 9%, to $51.8 million from $57.1 million for the same period in 2017. The Company experienced a non-cash pre-tax foreign currency transaction gain of $0.9 million for the six months ended June 30, 2018, compared to a loss of $3.6 million for the same period in 2017, decreased employee costs of $2.9 million and decreased other selling costs of approximately $0.5 million, partially offset by increased professional service expenses related to certain entity restructuring costs and the implementation of ASC 606 of approximately $2.6 million. Selling, general and administrative expenses as a percentage of revenues increased to 26.7% in the second quarter of 2018 from 23.1% in the second quarter of 2017.
Engineering and Product Development Expenses. For the six months ended June 30, 2018, engineering and product development expenses totaled $20.0 million compared to $22.2 million for the same period in 2017, a decrease of $2.2 million, or 10%. The majority of the decrease was due to lower revenues related to projects during 2018. Engineering and product development expenses as a percentage of revenues increased to 10.3% in the first six months of 2018 from 9.0% in the first six months of 2017.
Gain on Sale of Assets. During the three months ended June 30, 2018, we sold certain property, plant and equipment for a net gain of approximately $5.1 million as part of our reorganization and consolidation of operations at our headquarters location in Houston, Texas. See "Gain on Sale of Assets," Note 9 to the Notes to Condensed Consolidated Financial Statements for further discussion.

Income Tax Provision. Income tax expense for the six months ended June 30, 2018 was $4.3 million on a loss before taxes of $6.1 million, resulting in an effective tax rate of -70.8%. Income tax benefit for the six months ended June 30, 2017 was $0.1 million on income before taxes of $10,000, resulting in an effective income tax rate of approximately -80.8%. Historically, the change in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates. The 2018 income tax expense has also been negatively impacted by the valuation allowances in the U.S. and Asia-Pacific regions.
On December 22, 2017, the President of the United States signed into law the Tax Reform. Tax Reform amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, Tax Reform reduced the corporate federal tax rate from a maximum of 35% to 21% and transitions from a worldwide tax system to a modified territorial tax system. Tax Reform also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on GILTI, BEAT and a deduction for FDII.  Given the amount and complexity of the changes in tax law, we are in the process of finalizing our accounting for the income tax effects stemming from Tax Reform. As such, certain provisional amounts were taken as estimates to account for the impact of Tax Reform. The actual impact of Tax Reform may differ from this estimate during the one-year measurement period due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the tax legislation.
Net Income (Loss). Net loss was approximately $10.4 million for the six months ended June 30, 2018, compared to net income of $0.1 million for the same period in 2017 for the reasons set forth above.
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
The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net Income (Loss)	$(3,042)	$15	$(10,421)	$110
Add:
Interest (income) expense	(2,124)	(1,052)	(3,725)	(1,974)
Income tax expense (benefit)	1,418	(77)	4,318	(120)
Depreciation and amortization expense	9,001	12,881	17,242	22,713
Restructuring costs	—	—	600	—
Gain on sale of assets	(5,099)	—	(5,099)	—
Foreign currency loss (gain)	(2,155)	3,689	(851)	3,585
Severance costs	—	305	—	1,877
Stock compensation expense	3,611	3,567	7,585	6,783
Adjusted EBITDA	$1,610	$19,328	$9,649	$32,974
Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by (used in) type of activity were as follows:

	Six months ended June 30, 2018
	2018	2017
	(In thousands)
Operating activities	$23,466	$38,700
Investing activities	(9,088)	(33,615)
Financing activities	(10,003)	403
	4,375	5,488
Effect of exchange rate changes on cash activities	(4,133)	8,002
Increase (decrease) in cash and cash equivalents	$242	$13,490
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
The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. The Company’s principal source of funds is cash flows from operations. As of June 30, 2018, the Company had availability of $63.0 million under the ABL Credit Facility.
Net cash provided by operating activities for the six months ended June 30, 2018 was $23.5 million as compared to $38.7 million for the six months ended June 30, 2017. The net change is primarily due to the change to a net loss for the second quarter of 2018 totaling $10.5 million, a gain on sale of fixed assets of $5.0 million, decreased depreciation and amortization of $5.5 million, partially offset by increased changes in operating activities of $2.6 million, increases in deferred income taxes of $2.1 million, increases in stock-based compensation of $0.8 million and other decreases in cash flow of $0.3 million.
The change in operating assets and liabilities for the six months ended June 30, 2018 resulted in a $13.2 million increase in cash. The decrease in trade receivables resulted in increased cash flow of $7.0 million, resulting from increased collections and settlements during the six months ended June 30, 2018. The decrease in inventory resulted in increased cash flow of $22.7 million. The increase in prepaids and other assets decreased operating cash flow by $3.1 million due to approximately $1.1 million due to increases in other prepaid taxes, $1.3 million related to reorganization costs related to the sale of assets and $0.7 million related to increases in other receivables. Accounts payable and accrued expenses decreased by approximately $13.4 million primarily due to increased settlements and payments of $14.0 million, reorganization costs related to the sales of fixed assets of $3.2 million and customer prepayments of $0.8 million, partially offset by increased accrued expenses of $4.1 million and increased income tax payable of $0.5 million.
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
The change in investing cash flows for the six months ended June 30, 2018 resulted in a $24.5 million decrease to cash. Capital expenditures by the Company were $19.6 million and $12.9 million for the six months ended June 30, 2018 and 2017, respectively. The capital expenditures for the six months ended June 30, 2018 were $10.5 million for buildings, $7.8 million for rental tools and $1.3 million for other expenditures. The capital expenditures for the six months ended June 30, 2017 were $2.7 million for machinery and equipment, $7.1 million for facilities, $2.8 million for rental tools and $0.3 million for other capital expenditures. During the three months ended June 30, 2018, we sold certain property, plant and equipment for net proceeds of $10.5 million, resulting in a net gain of approximately $5.1 million. The remaining difference is related to an acquisition of OPT during the second quarter of 2017, which impacted the June 30, 2017 investing cash flows by approximately $21.3 million, compared to no acquisitions occurring during the six months ended June 30, 2018.
The exercise of stock options generated cash to the Company of $642,000 for the six months ended June 30, 2018 as compared to $403,000 in the same period of 2017.

Repurchase of Equity Securities
On July 26, 2016, the Board of Directors authorized a stock repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. In May 2018, the Company purchased 219,102 shares under the stock repurchase plan at an average price of approximately $45 per share totaling approximately $9.8 million. The maximum dollar value remaining that may yet be repurchased is $90.2 million as of June 30, 2018. The retirement of the repurchased shares is reflected within our retained earnings for the period ended June 30, 2018. For additional information on the stock repurchase, see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" in Part II of this report. We may, subject to market conditions and other uncertainties, make opportunistic repurchases of our common stock from time to time.
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
As of June 30, 2018, the availability under the ABL Credit Facility was $63.0 million, after taking into account the outstanding letters of credit of approximately $1.5 million issued under the facility. For additional information on the ABL Credit Facility, see "Asset Backed Loan (ABL) Credit Facility," Note 10 to the Notes to Condensed Consolidated Financial Statements.
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
Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting policies. During the six months ended June 30, 2018, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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
The Company experienced a foreign currency pre-tax gain of approximately $2.2 million and $0.9 million, respectively, during the three and six-month periods ended June 30, 2018 and a pre-tax loss of $3.7 million and $3.6 million, respectively, in the same periods of 2017. These losses and gains were primarily due to the exchange rate fluctuations between the U.S. dollar and various currencies within the foreign regions where we do business.
The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
For a description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 12 to the Notes to Condensed Consolidated Financial Statements.

Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase and cancellation of our common stock during the three months ended June 30, 2018:

	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
April 1-30, 2018	—	$—	—	$100.0
May 1-31, 2018	219,102	44.87	219,102	90.2
June 1-30, 2018	—	—	—	90.2
	219,102	$44.87	219,102	$90.2
(1) On July 29, 2016, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company is authorized to repurchase up to $100.0 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. There were no repurchases during the first quarter of 2018.

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

DRIL-QUIP, INC.

Date: July 26, 2018	BY:	/s/ Jeffrey J. Bird
Jeffrey J. Bird,
Vice President and Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Signatory)