Form 10-Q
period 2018-09-30
DRIL-QUIP INC
filed 2018-10-25
CIK 1042893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of October 24, 2018, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,777,241.

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements
DRIL-QUIP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2018	December 31, 2017
	(In thousands, except for par value and shares)
ASSETS
Current assets:
Cash and cash equivalents	$424,053	$493,180
Trade receivables, net	190,437	191,629
Inventories, net	242,123	291,087
Prepaids and other current assets	40,837	32,653
Total current assets	897,450	1,008,549
Property, plant and equipment, net	292,667	284,247
Deferred income taxes	5,512	5,364
Goodwill	47,120	47,624
Intangible assets	35,535	38,408
Other assets	14,475	15,613
Total assets	$1,292,759	$1,399,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,155	$33,480
Accrued income taxes	4,583	24,714
Customer prepayments	7,489	4,767
Accrued compensation	11,478	11,412
Other accrued liabilities	23,557	25,538
Total current liabilities	68,262	99,911
Deferred income taxes	3,211	3,432
Income tax payable	28,029	—
Other long-term liabilities	2,001	2,001
Total liabilities	101,503	105,344
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value, 36,152,694 and 38,132,693 shares issued and outstanding at September 30, 2018 and December 31, 2017	394	372
Additional paid-in capital	31,002	20,083
Treasury shares (at cost)	(71,107)	—
Retained earnings	1,371,368	1,400,296
Accumulated other comprehensive losses	(140,401)	(126,290)
Total stockholders' equity	1,191,256	1,294,461
Total liabilities and stockholders' equity	$1,292,759	$1,399,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenues:
Products	$63,246	$75,885	$199,010	$269,570
Services	30,011	24,461	88,281	77,928
Total revenues	93,257	100,346	287,291	347,498
Cost and expenses:
Cost of sales:
Products	47,859	48,761	151,290	190,214
Services	17,771	14,289	51,534	42,825
Total cost of sales	65,630	63,050	202,824	233,039
Selling, general and administrative	31,566	27,985	83,359	85,060
Engineering and product development	10,159	10,379	30,133	32,537
Impairment and other charges	—	60,968	—	60,968
Gain on sale of assets	(14)	9	(5,113)	(79)
Total costs and expenses	107,341	162,391	311,203	411,525
Operating loss	(14,084)	(62,045)	(23,912)	(64,027)
Interest income	1,893	957	5,965	2,963
Interest expense	(195)	(12)	(545)	(44)
Loss before income taxes	(12,386)	(61,100)	(18,492)	(61,108)
Income tax provision (benefit)	(2,028)	(31,840)	2,291	(31,959)
Net loss	$(10,358)	$(29,260)	$(20,783)	$(29,149)

Loss per common share:
Basic	$(0.28)	$(0.78)	$(0.56)	$(0.78)
Diluted	$(0.28)	$(0.78)	$(0.56)	$(0.78)
Weighted average common shares outstanding:
Basic	37,119	37,528	37,349	37,527
Diluted	37,119	37,528	37,349	37,527
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(10,358)	$(29,260)	$(20,783)	$(29,149)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,566)	13,187	(14,111)	27,786
Total comprehensive loss	$(15,924)	$(16,073)	$(34,894)	$(1,363)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2018	2017
	(In thousands)
Operating activities
Net loss	$(20,783)	$(29,149)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,966	32,231
Stock-based compensation expense	9,950	10,477
Impairment and other charges	—	60,968
Gain on sale of assets	(5,113)	(79)
Deferred income taxes	(914)	(31,529)
Changes in operating assets and liabilities:
Trade receivables, net	298	21,271
Inventories, net	32,610	32,596
Prepaids and other assets	(9,675)	17,308
Accounts payable and accrued expenses	(41)	(39,359)
Other, net	309	—
Net cash provided by operating activities	32,607	74,735
Investing activities
Purchase of property, plant and equipment	(26,683)	(19,563)
Proceeds from sale of equipment	11,244	1,160
Acquisition of business, net of cash acquired	—	(21,289)
Net cash used in investing activities	(15,439)	(39,692)
Financing activities
Repurchase of common shares	(80,937)	—
ABL Credit Facility issuance costs	(815)	—
Proceeds from exercise of stock options	1,106	455
Net cash provided by (used in) financing activities	(80,646)	455
Effect of exchange rate changes on cash activities	(5,649)	14,050
Increase (decrease) in cash and cash equivalents	(69,127)	49,548
Cash and cash equivalents at beginning of period	493,180	423,497
Cash and cash equivalents at end of period	$424,053	$473,045
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
The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of September 30, 2018 and the results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine-month periods ended September 30, 2018 and 2017. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income and cash flows for the nine-month period ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At September 30, 2018 and December 31, 2017, receivables included $47.3 million and $41.0 million of unbilled receivables, respectively. For the three months ended September 30, 2018, there were eight projects representing approximately 15.7% of the Company's total revenues and approximately 23.1% of its product revenues that were accounted for using the over time method, compared to seven projects for the three months ended September 30, 2017, which represented approximately 15.0% of the Company's total revenues and approximately 20.0% of its product revenues. For the nine months ended September 30, 2018, there were 14 projects representing approximately 14.0% of the Company’s total revenues and approximately 20.3% of its product revenues that were accounted for using over time accounting, compared to eight projects for the nine months ended September 30, 2017, which represented approximately 15.0% of the Company’s total revenues and approximately 19.0% of its product revenues.
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
The Company generally does not install products for its customers, but it does provide technical advisory assistance.
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
Restructuring and Other Charges
In the third quarter of 2018, we initiated a global strategic analysis to better align our operations with current market conditions. As a result of this plan, during the three and nine months ended September 30, 2018, we incurred restructuring and other charges of approximately $3.7 million primarily related to employee termination benefits and consulting fees, which are included in "Selling, general and administrative" in our accompanying condensed consolidated statement of income (loss).

 Treasury Shares
On July 26, 2016, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. For the three-month period ended September 30, 2018, the Company purchased 1,395,521 shares under the share repurchase plan at an average price of approximately $50.95 per share totaling approximately $71.1 million, which is reflected in "Treasury shares (at cost)", in our accompanying condensed consolidated balance sheet. In May 2018, the Company purchased 219,102 shares under the share repurchase plan at an average price of approximately $44.87 per share totaling approximately $9.8 million and retired such shares, which is reflected within our retained earnings for the period ended September 30, 2018.
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
In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Weighted average common shares outstanding - basic	37,119	37,528	37,349	37,527
Dilutive effect of common stock options and awards	—	—	—	—
Weighted average common shares outstanding - diluted	37,119	37,528	37,349	37,527
For the three and nine months ended September 30, 2018, the Company has excluded the following common stock options and awards because their impact on the loss per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Director stock awards	11	15	9	13
Stock options	181	328	196	333
Performance share units	126	212	90	207
Restricted stock awards	172	315	125	293
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
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (right of use) and lease obligations (lease liability) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company has engaged a third-party expert to assist in the analysis of its lease arrangements to ensure the appropriate steps are taken in its assessment of the standard. The ultimate effect on our condensed consolidated financial statements will be based on an evaluation of the contract-specific facts and circumstances. With respect to leases in which we are the lessee, we expect to recognize a lease liability and a corresponding right of use asset. We plan to utilize the FASB package of three practical expedients under ASC 842-10-65-1(f). We are currently evaluating what other effect, if any, ASC 842 will have on our condensed consolidated financial statements and related disclosures.
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
A majority of the Company's revenues are not subject to the new revenue standard. The adoption of ASC 606 resulted in an increase of approximately $0.1 million and $2.4 million in our results from operations for the three and nine months ended September 30, 2018, respectively, and did not have a material impact on the Company's consolidated financial position, results of operations, equity or cash flows. A majority of our product revenues continues to be recognized when products are shipped from our facilities.
4. Revenue Recognition (Adoption of ASC 606)
Revenues from contracts with customers consisted of the following:

	Three months ended
	September 30, 2018
	Western Hemisphere	Eastern Hemisphere	Asia-Pacific	Intercompany	Total
	(In thousands)
Product Revenues	$43,825	$17,834	$1,587	$—	$63,246
Service Revenues	10,169	4,364	3,008	—	17,541
Total	$53,994	$22,198	$4,595	$—	$80,787

	Nine months ended
	September 30, 2018
	Western Hemisphere	Eastern Hemisphere	Asia-Pacific	Intercompany	Total
	(In thousands)
Product Revenues	$130,259	$52,238	$16,513	$—	$199,010
Service Revenues	29,173	15,485	8,345	—	53,003
Total	$159,432	$67,723	$24,858	$—	$252,013

Contract Balances
Balances related to contracts with customers consisted of the following:
Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2017	$41,825
Additions	44,110
Transfers to Accounts Receivable	10,180
Contract Assets at September 30, 2018	$75,755
Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2017	$4,767
Additions	25,039
Revenue Recognized	23,018
Contract Liabilities at September 30, 2018	$6,788
Receivables, which are included in trade receivables, net, were $98.3 million and $136.5 million for the nine months ended September 30, 2018 and December 31, 2017, respectively. The amount of revenues from performance obligations satisfied (or partially satisfied) in previous periods was $3.9 million and $15.7 million for the three and nine months ended September 30, 2018, respectively. The contract liabilities primarily relate to advance payments from customers and are included in "Customer prepayments" in our accompanying condensed consolidated balance sheets. The contract assets primarily relate to unbilled amounts typically resulting from sales under contracts when the over time method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer and is included in "Trade receivables, net" in our accompanying condensed consolidated balance sheets. Contract assets are transferred to the receivables when the rights become unconditional.
Obligations for returns and refunds were considered immaterial as of September 30, 2018.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to remaining performance obligations from our reconditioning services and over time product lines was $33.8 million as of September 30, 2018. The Company expects to recognize revenue on approximately 85% and 15% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.
The Company applies the practical expedient available under the new revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
5. Stock-Based Compensation and Stock Awards
During the three and nine months ended September 30, 2018, the Company recognized approximately $2.4 million and $10.0 million, respectively, of stock-based compensation expense, which is included in "Selling, general and administrative" in our accompanying condensed consolidated statements of income (loss) and "Additional paid-in capital" in our accompanying condensed consolidated balance sheets, compared to $3.7 million and $10.5 million recognized for the three and nine months ended September 30, 2017, respectively. No stock-based compensation expense was capitalized during the three and nine months ended September 30, 2018 or 2017.

6. Inventories, net
Inventories consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Raw materials and supplies	$59,505	$70,188
Work in progress	53,546	65,382
Finished goods	206,543	239,083
	319,594	374,653
Less: allowance for obsolete and excess inventory	(77,471)	(83,566)
Total inventory	$242,123	$291,087
7. Goodwill
The changes in the carrying amount of goodwill by reporting unit during the nine months ended September 30, 2018 were as follows:

	Carrying Value		Carrying Value
	December 31, 2017	Foreign Currency Translation	September 30, 2018
	(In thousands)
Western Hemisphere	$39,158	$(93)	$39,065
Eastern Hemisphere	8,466	(411)	8,055
Asia-Pacific	—	—	—
Total	$47,624	$(504)	$47,120
The Company performs its annual impairment tests of goodwill as of October 1 or when there is an indication an impairment may have occurred. As of September 30, 2018, there were no indications an impairment may have occurred.
The fair values used in the goodwill impairment assessment were determined using the net present value of the expected future cash flows for the reporting unit. During the Company’s goodwill impairment analysis, the Company determines the fair value of the reporting unit, as a whole, using a discounted cash flow analysis, which requires significant assumptions and estimates about future operations. The assumptions about future cash flows and growth rates are based on our current budget for the remainder of the current year, 2019 and for future periods, as well as our strategic plans and management’s beliefs about future exploration and development in the industry. Changes in management's forecast commodity price assumptions may cause us to reassess our goodwill for impairment and could result in non-cash impairment charges in the future.

8. Intangible Assets
Intangible assets, substantially all of which were acquired in the acquisition of TIW and OPT, consist of the following:

	Estimated Useful Lives	September 30, 2018
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	indefinite	$8,275	$—	$(73)	$8,202
Patents	15 - 30 years	5,950	(1,309)	(32)	4,609
Customer relationships	5 - 15 years	25,889	(3,101)	(136)	22,652
Non-compete agreements	3 years	171	(99)	—	72
		$40,285	$(4,509)	$(241)	$35,535

	Estimated Useful Lives	December 31, 2017
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	indefinite	$8,416	$—	$56	$8,472
Patents	15 - 30 years	5,946	(968)	80	5,058
Customer relationships	5 - 15 years	26,503	(1,675)	(64)	24,764
Non-compete agreements	3 years	171	(57)	—	114
		$41,036	$(2,700)	$72	$38,408
Amortization expense for each of the three and nine months ended September 30, 2018 was $0.6 million and $1.7 million, respectively, compared to the three and nine months ended September 30, 2017 of $0.6 million and $1.8 million, respectively.
9. Gain on Sale of Assets
During the second quarter of 2018, we sold certain property, plant and equipment for a net gain of approximately $5.1 million as part of our reorganization and consolidation of operations at our headquarters location in Houston, Texas. A gain on property, plant and equipment or intangible assets is calculated as the difference between the cost of the asset disposed of, net of depreciation, and the sales proceeds received. The net gain is reflected in "Gain on sale of assets" in our accompanying condensed consolidated statements of income (loss). There were no significant sales of assets during the three months ended September 30, 2018.
10. Impairments and Other Charges
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
In connection with our preparation and review of financial statements for the quarter ended September 30, 2017, after considering current Brent Crude consensus forecasts and expected rig counts for the foreseeable future, we determined that the carrying amount of certain of our long-lived assets in the Western Hemisphere exceeded their respective fair values due to projected declines in asset utilization and that the cost of some of our worldwide inventory exceeded its market value. As a result, we recorded corresponding impairments and other charges.

Primarily as a result of the factors described above, we recorded charges of approximately $33.6 million related to inventory and $27.4 million related to fixed assets during the three and nine months ended September 30, 2017. There were no impairments during the three and nine months ended September 30, 2018.
11. Asset Backed Loan (ABL) Credit Facility
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
All obligations under the ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by the Company, TIW, Honing, Inc., and future significant domestic subsidiaries, subject to customary exceptions. Borrowings under the ABL Credit Facility are secured by liens on substantially all of the Company’s personal property, and bear interest at the Company’s option at either (i) the CB Floating Rate (as defined therein), calculated as the rate of interest publicly announced by JPMorgan Chase Bank, N.A., as its “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, with such CB Floating Rate not being less than Adjusted One Month LIBOR (as defined therein) or (ii) the Adjusted LIBOR (as defined therein), plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 1.50% per annum for CBFR loans and 2.00% to 2.50% per annum for Eurodollar loans and, in each case, is based on the Company’s leverage ratio. The unused portion of the ABL Credit Facility is subject to a commitment fee that varies from 0.250% to 0.375% per annum, according to average unused commitments under the ABL Credit Facility. Interest on Eurodollar loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on CB Floating Rate loans is payable monthly in arrears.
The ABL Credit Facility contains various covenants and restrictive provisions that limit the Company’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The ABL Credit Facility also requires the Company to maintain a fixed charge coverage ratio of 1.0 to 1.0, based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to the Company’s other indebtedness. The Company is in compliance with the related covenants as of September 30, 2018.
As of September 30, 2018, the availability under the ABL Credit Facility was $56.0 million, after taking into account the outstanding letters of credit of approximately $0.3 million issued under the facility.

12. Geographic Areas

	Three months ended September 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)
Revenues
Products
Standard Products	$34,101	$43,344	$12,918	$9,246	$1,587	$7,940	$—	$—	$48,606	$60,530
Percentage of Completion	9,724	—	4,916	7,954	—	7,401	—	—	14,640	15,355
Total Products	43,825	43,344	17,834	17,200	1,587	15,341	—	—	63,246	75,885
Services										—
Technical Advisory	7,305	6,732	3,612	3,931	2,889	1,701	—	—	13,806	12,364
Reconditioning	2,864	2,008	752	844	119	19	—	—	3,735	2,871
Total Services (excluding rental tools)	10,169	8,740	4,364	4,775	3,008	1,720	—	—	17,541	15,235
Leasing	5,899	5,666	3,115	2,782	3,456	778	—	—	12,470	9,226
Total Services (including rental tools)	16,068	14,406	7,479	7,557	6,464	2,498	—	—	30,011	24,461
Intercompany	2,564	12,569	1,302	267	573	416	—	—	4,439	13,252
Eliminations	—	—	—	—	—	—	(4,439)	(13,252)	(4,439)	(13,252)
Total Revenues	$62,457	$70,319	$26,615	$25,024	$8,624	$18,255	$(4,439)	$(13,252)	$93,257	$100,346

Depreciation and amortization	$5,607	$6,827	$1,057	$1,073	$1,390	$1,015	$670	$603	$8,724	$9,518
Income (loss) before income taxes	$13,902	$(40,472)	$8,133	$(2,882)	$(301)	$(4,525)	$(34,120)	$(13,221)	$(12,386)	$(61,100)

	Nine months ended September 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)
Revenues
Products
Standard Products	$110,074	$162,656	$35,556	$29,919	$13,031	$26,298	$—	$—	$158,661	$218,873
Percentage of Completion	20,185	275	16,682	23,648	3,482	26,774	—	—	40,349	50,697
Total Products	130,259	162,931	52,238	53,567	16,513	53,072	—	—	199,010	269,570
Services
Technical Advisory	20,835	21,709	12,785	11,135	7,021	5,340	—	—	40,641	38,184
Reconditioning	8,338	5,985	2,700	1,392	1,324	204	—	—	12,362	7,581
Total Services (excluding rental tools)	29,173	27,694	15,485	12,527	8,345	5,544	—	—	53,003	45,765
Leasing	18,162	21,604	10,837	8,158	6,279	2,401	—	—	35,278	32,163
Total Services (including rental tools)	47,335	49,298	26,322	20,685	14,624	7,945	—	—	88,281	77,928
Intercompany	9,685	22,700	1,835	554	1,300	533	—	—	12,820	23,787
Eliminations	—	—	—	—	—	—	(12,820)	(23,787)	(12,820)	(23,787)
Total	$187,279	$234,929	$80,395	$74,806	$32,437	$61,550	$(12,820)	$(23,787)	$287,291	$347,498

Depreciation and amortization	$17,091	$24,153	$3,402	$3,228	$3,521	$3,046	$1,952	$1,804	$25,966	$32,231
Income (loss) before income taxes	$12,999	$(28,558)	$13,792	$3,401	$(45)	$3,115	$(45,238)	$(39,066)	$(18,492)	$(61,108)

	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(In thousands)
Long-Lived Assets	$466,703	$482,636	$256,779	$264,828	$66,466	$58,606	$(394,640)	$(414,814)	$395,309	$391,256
Total Assets	$800,936	$877,779	$777,868	$752,967	$161,662	$185,229	$(447,707)	$(416,170)	$1,292,759	$1,399,805
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

13. Income Tax
The effective tax rates for the three and nine months ended September 30, 2018 were 16.4% and (12.4)%, respectively, compared to 52.0% and 52.2% for the same periods in 2017. The Company established valuation allowances on deferred tax assets for losses and tax credits generated in each period, which, when applied to losses for the three and  nine months ended September 30, 2018, resulted in lower effective tax rates than the U.S. statutory rate. The negative tax rate for the nine months ended September 30, 2018 is the result of net tax expense recorded against a pre-tax loss for the period.  The change in effective tax rate from 2017 to 2018 was also impacted by the decrease in the U.S. federal corporate tax rate from 35% in 2017 to 21% in 2018.
On December 22, 2017, the President of the United States signed into law P.L. 115-97, informally known as the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). Tax Reform amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, Tax Reform reduced the corporate federal tax rate from a maximum of 35% to 21% and transitions from a worldwide tax system to a modified territorial tax system. Tax Reform also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income, the base erosion anti-abusive tax and a deduction for foreign-derived intangible income.  Given the amount and complexity of the changes to tax law, we continue to finalize our accounting for the income tax effects stemming from Tax Reform. At December 31, 2017, certain provisional amounts were taken as estimates to account for the impact of Tax Reform. The actual impact of Tax Reform may differ from the estimates used due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the tax legislation. Any adjustments to these provisional estimates will be reported as a component of income tax expense in the reporting period in which any such adjustments are identified, which will be no later than the fourth quarter of 2018. For the three and nine months ended September 30, 2018, the Company reclassified $28.0 million from current income taxes payable to non-current income taxes payable due to tax return elections, recent guidance and regulations occurring in the quarter.

14. Commitments and Contingencies
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

15. Subsequent Events
On October 18, 2018, we announced that Dril-Quip (Europe) Limited, our wholly owned subsidiary, has entered into a Front End Engineering and Design (FEED) Contract and Frame Agreement with Premier Oil Exploration and Production Limited (Premier) to provide the subsea production systems for the Sea Lion Phase 1 Development located offshore the Falkland Islands.  The Frame Agreement replaces the previously announced letter of intent. The current estimated value of the equipment portion of the scope of work is $207 million, which includes plans for up to 30 subsea production systems, including wellheads, horizontal trees, tubing hangers, control systems, associated production and injection manifolds and subsea umbilicals.  Under the Frame Agreement, it is envisaged that Dril-Quip will provide vendor financing for up to 30% of the equipment portion of the contract.  Formal contract award will be subject to agreement of a definitive contract and Premier taking a final investment decision.

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
According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended September 30,		Nine months ended September 30,
Brent Crude Oil Price per Barrel	2018	2017	2018	2017
Low	$68.38	$46.47	$61.94	$43.98
High	82.72	59.77	82.72	59.77
Average	75.07	52.10	72.17	51.75
Closing	$82.72	$57.02	$82.72	$57.02
According to the October 2018 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $74.0 per barrel in 2018 and $75.0 per barrel in 2019. In its October 2018 Oil Market Report, the International Energy Agency projected the 2018 global oil demand will grow to 79.0 million barrels per day, a 1.3 million barrels per day increase over 2017.

Offshore Rig Count
Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the nine months ended September 30, 2018 and 2017. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Nine months ended September 30,
	2018		2017
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	58	38	63	42
Eastern Hemisphere	58	63	56	58
Asia-Pacific	33	226	31	217
Total	149	327	150	317
Source: IHS—Petrodata RigBase – September 30, 2018 and 2017
According to IHS-Petrodata RigBase, as of September 30, 2018, there were 466 contracted rigs for the Company’s geographic regions (145 floating rigs and 321 jack-up rigs), which represents a marginal increase from the rig count of 464 rigs (148 floating rigs and 316 jack-up rigs) as of September 30, 2017.
The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, as of September 30, 2018 and 2017, there were 126 and 143 rigs, respectively, under construction, which represents an approximate 12% decrease in rigs under construction. The expected delivery dates for the rigs under construction at September 30, 2018 are as follows:

	Floating	Jack-Up
	Rigs	Rigs	Total
2018	7	16	23
2019	16	42	58
2020	12	22	34
2021	7	4	11
After 2021 or unspecified delivery date	—	—	—
Total	42	84	126
However, given the slow recovery of oil and gas prices and oversupply of offshore drilling rigs, the Company believes it is possible that delivery of some rigs under construction could be postponed or cancelled, limiting the opportunity for supply of the Company’s products.
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

In March 2018, the President of the United States issued a proclamation imposing a 25 percent global tariff on imports of certain steel products, effective March 23, 2018. The President subsequently proposed an additional 25 percent tariff on approximately $50 billion worth of imports from China, and the government of China responded with a proposal of an additional 25 percent tariff on U.S. goods with a value of $50 billion.  The initial U.S. tariffs were implemented on July 6, 2018 covering $34 billion worth of Chinese goods, with another $16 billion of goods facing tariffs beginning on August 23, 2018. In September 2018, the President directed the U.S. Trade Representative to place additional tariffs on approximately $200 billion worth of additional imports from China. These tariffs, which took effect on September 24, 2018, initially have been set at a level of 10 percent until the end of the year, at which point the tariffs will rise to 25 percent. These tariffs, or any additional tariffs or trade restrictions initiated by or against the United States, could cause our cost of raw materials to increase or affect the markets for our products.  However, given the uncertainty regarding the scope and duration of these trade actions by the United States and other countries, their ultimate impact on our business and operations remains uncertain.
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
The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in the commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at September 30, 2018 was approximately $249.0 million, compared to approximately $260.9 million at June 30, 2018, $266.7 million at March 31, 2018 and $207.3 million at December 31, 2017.

The following table represents the change in backlog for the three months ended September 30, 2018, June 30, 2018, March 31, 2018 and December 31, 2017:

	Three months ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
	(In thousands)
Beginning Backlog	$260,894	$266,675	$207,305	$216,495
Bookings:
Product (1)	56,117	64,818	130,283	74,513
Service	30,012	30,142	28,128	26,409
Cancellation/Revision adjustments	(3,374)	(3,920)	(253)	(1,260)
Translation adjustments	(1,416)	(1,960)	385	(879)
Total Bookings	81,339	89,080	158,543	98,783
Revenues:
Product	63,246	64,719	71,045	81,564
Service	30,011	30,142	28,128	26,409
Total Revenue	93,257	94,861	99,173	107,973
Ending Backlog (1)	$248,976	$260,894	$266,675	$207,305
(1) The backlog data shown above includes all bookings as of September 30, 2018, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As of September 30, 2018, approximately $84 million related to contract awards is included in our backlog. As a result, this table above will not agree to the disclosed performance obligations of $33.8 million within "Revenue Recognition (Adoption of ASC 606)", Note 4 to the Notes to Condensed Consolidated Financial Statements.
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
In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasileiro S.A. (Petrobras), Brazil’s national oil company, which was amended in 2016 to extend the term of the contract through July 2020.  As of September 30, 2018, the Company’s backlog included $5.6 million of purchase orders under this Petrobras contract. The Company has not yet recognized revenue of approximately $1.5 million as of September 30, 2018 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. As part of the amendment to extend the term of the contract, Petrobras agreed to issue purchase orders totaling a minimum of approximately $24.5 million (based on current exchange rates) before 2019. As of September 30, 2018, approximately $5.6 million of the purchase orders have been issued (based on current exchange rates). The Company cannot provide assurance that Petrobras will order all of the equipment under the contract.
As of September 30, 2017, the total number of the Company's employees was 2,067, of which 1,099 were located in the United States. The total number of the Company’s employees as of December 31, 2017 was 2,019, of which 1,095 were located in the United States. As a result of natural attrition and reductions in workforce, the total number of employees as of September 30, 2018 was 1,849, of which 820 were located in the United States.
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
In the third quarter of 2018, we initiated a global strategic analysis to better align our operations with current market conditions. As a result of our ongoing analysis, we expect related cost savings to begin in early 2019.
Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. For the three months ended September 30, 2018 and 2017, the Company derived 67.8% and 75.6%, respectively, of its revenues from the sale of its products and 32.2% and 24.4%, respectively, of its revenues from services. For the nine months ended September 30, 2018 and 2017, the Company derived 69.3% and 77.6%, respectively, of its revenues from the sales of its products and 30.7% and 22.4%, respectively, of its revenues from services. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 57.0% and 56.0% of its revenues derived from foreign sales for the nine months ended September 30, 2018 and 2017, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 43.0% and 44.0% of the Company’s total revenues for the nine months ended September 30, 2018 and 2017, respectively.
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
The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on an over time basis. For the three months ended September 30, 2018, there were eight projects representing approximately 15.7% of the Company’s total revenues and approximately 23.1% of its product revenues that were accounted for using over time accounting, compared to seven projects for the three months ended September 30, 2017, which represented approximately 15.0% of the Company’s total revenues and approximately 20.0% of its product revenues. For the nine months ended September 30, 2018, there were 14 projects representing approximately 14.0% of the Company’s total revenues and approximately 20.3% of its product revenues that were accounted for using over time accounting, compared to eight projects for the nine months ended September 30, 2017, which represented approximately 15.0% of the Company’s total revenues and approximately 19.0% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.
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
Gain on sale of assets. Gain on sale of assets consists of sales of certain property, plant and equipment of $5.1 million, which occurred during the three months ended June 30, 2018. See "Gain on Sale of Assets," Note 9 to the Notes to Condensed Consolidated Financial Statements for more detail.
Impairment and Other Charges. Impairment and other charges consist of certain fixed asset and inventory write-downs of $27.4 million and $33.6 million, respectively, which occurred in connection with our preparation and review of financial statements for the quarter ended September 30, 2017. See "Impairments and Other Charges," Note 10 to the Notes to Condensed Consolidated Financial Statements for more detail.
Income Tax Provision. The Company’s effective income tax rate has historically been lower than the statutory rate primarily due to foreign income tax rate differentials and research and development credits; however, the 2018 income tax expense has been negatively impacted by the valuation allowances in the North America and Asia-Pacific regions.

Results of Operations
The following table sets forth, for the periods indicated, certain consolidated statement of income data expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Products	67.8%	75.6%	69.3%	77.6%
Services	32.2	24.4	30.7	22.4
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	51.3	48.6	52.7	54.7
Services	19.1	14.2	17.9	12.3
Total cost of sales	70.4	62.8	70.6	67.0
Selling, general and administrative	33.8	27.9	29.0	24.5
Engineering and product development	10.9	10.3	10.5	9.4
Impairment and other charges	—	60.8	—	17.5
Gain on sale of assets	—	—	(1.8)	—
Operating loss	(15.1)	(61.8)	(8.3)	(18.4)
Interest income	2.0	1.0	2.1	0.9
Interest expense	(0.2)	—	(0.2)	—
Income (loss) before income taxes	(13.3)	(60.8)	(6.4)	(17.5)
Income tax provision (benefit)	(2.2)	(31.7)	0.8	(9.2)
Net loss	(11.1)%	(29.1)%	(7.2)%	(8.3)%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Revenues:
Products:
Subsea	$49.8	$64.8	$155.8	$224.9
Surface	4.5	3.0	14.6	11.4
Downhole	8.3	5.6	25.7	23.1
Offshore Rig	0.6	2.4	2.9	10.1
Total products	63.2	75.8	199.0	269.5
Services	30.0	24.5	88.3	77.9
Total revenues	$93.2	$100.3	$287.3	$347.4

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenues. Revenues decreased by $7.1 million, or approximately 7.1%, to $93.2 million for the three months ended September 30, 2018 from $100.3 million in the three months ended September 30, 2017, primarily due to a decrease in demand for exploration and production equipment. Product revenues decreased by approximately $12.6 million for the three months ended September 30, 2018 compared to the same period in 2017 as a result of decreased revenues of $15.0 million in subsea equipment and $1.8 million in offshore rig equipment, partially offset by increased revenues of $2.7 million in downhole tools and $1.5 million in surface equipment. Product revenues decreased in the Asia-Pacific by $13.8 million, offset by an increase in the Western and Eastern Hemispheres of $0.5 million and $0.6 million, respectively. While the rise in oil and gas prices has resulted in slightly increased demand for exploration and production equipment in the Western and Eastern Hemispheres during the quarter, the increase has not resulted in increased demand in the Asia-Pacific. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand. Service revenues increased by approximately $5.5 million resulting from increased service revenues in the Asia-Pacific and Western Hemisphere of $4.0 million,and $1.7 million, respectively. The majority of the increases in service revenues related to increased technical advisory assistance and reconditioning of customer-owned property.
Cost of Sales. Cost of sales increased by $2.5 million, or approximately 4%, to $65.6 million for the three months ended September 30, 2018 from $63.1 million for the same period in 2017. As a percentage of revenues, cost of sales increased to 70.4% from 62.8% for the three months ended September 30, 2018, as compared to the same period in 2017, primarily as a result of product mix, pricing concessions and unabsorbed manufacturing costs.
Selling, General and Administrative Expenses. For the three months ended September 30, 2018, selling, general and administrative expenses increased by approximately $3.6 million, or 13%, to $31.6 million from $28.0 million for the same period in 2017, primarily due to the restructuring charges of approximately $3.7 million and an increase in our bad debt expense of approximately $1.8 million related to the settlement of our accounts receivable from two customers, partially offset by decreased professional fees of $2.9 million. Selling, general and administrative expenses as a percentage of revenues, excluding the restructuring charge and bad debt expense, was approximately 27.9% for both the three months ended September 30, 2018 and for the same period in 2017.
Restructuring and Other Charges. In the third quarter of 2018, we initiated a global strategic analysis to better align our operations with current market conditions. As a result of this plan, during the three months ended September 30, 2018, we incurred restructuring and other charges of approximately $3.7 million primarily related to employee termination benefits and consulting fees, which are included in "Selling, general and administrative" in our Condensed Consolidated Statement of Income (Loss). We believe that our plan will be finalized by mid-2019 and that we will incur additional charges with respect to this plan.
Engineering and Product Development Expenses. For the three months ended September 30, 2018, engineering and product development expenses decreased by approximately $0.2 million, or 1.9%, to $10.2 million from $10.4 million for the same period in 2017.

Impairment and Other Charges. In connection with our preparation and review of financial statements for the quarter ended September 30, 2017, after considering current Brent Crude consensus forecasts and expected rig counts for the foreseeable future, we determined that the carrying amount of certain of our long-lived assets in the Western Hemisphere exceeded their respective fair values due to projected declines in asset utilization and that the cost of some of our worldwide inventory exceeded its market value. As a result, we recorded corresponding impairments and other charges. Primarily as a result of the factors described above, we recorded charges of approximately $33.6 million related to inventory and $27.4 million related to fixed assets during the three months ended September 30, 2017. There were no impairments during the three months ended September 30, 2018. See "Impairments and Other Charges," Note 10 to the Notes to Condensed Consolidated Financial Statements for further discussion.
Gain on Sale of Assets. There were no significant sales of assets during the three months ended September 30, 2018. See "Gain on Sale of Assets," Note 9 to the Notes to Condensed Consolidated Financial Statements for further discussion.
Income Tax Provision. Income tax benefit for the three months ended September 30, 2018 was $2.0 million on a loss before taxes of $12.4 million, resulting in an effective tax rate of 16.1%. Income tax benefit for the three months ended September 30, 2017 was $31.8 million on a loss before taxes of $61.1 million, resulting in an effective income tax rate of approximately 52.0%. Historically, the change in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates.
On December 22, 2017, the President of the United States signed into law P.L. 115-97, informally known as the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). Tax Reform amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, Tax Reform reduced the corporate federal tax rate from a maximum of 35% to 21% and transitions from a worldwide tax system to a modified territorial tax system. Tax Reform also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII).  Given the amount and complexity of the changes to tax law, we continue to finalize our accounting for the income tax effects stemming from Tax Reform. At December 31, 2017, certain provisional amounts were taken as estimates to account for the impact of Tax Reform. The actual impact of Tax Reform may differ from the estimates used due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the tax legislation. Any adjustments to these provisional estimates will be reported as a component of income tax expense in the reporting period in which any such adjustments are identified, which will be no later than the fourth quarter of 2018.
Net Loss. Net loss was approximately $10.4 million for the three months ended September 30, 2018, compared to net loss of $29.3 million for the same period in 2017 for the reasons set forth above.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenues. Revenues decreased by $60.2 million, or approximately 17.3%, to $287.3 million for the nine months ended September 30, 2018 from $347.5 million for the same period in 2017, primarily due to a decrease in demand for exploration and production equipment.
Product revenues decreased by approximately $70.6 million for the nine months ended September 30, 2018 compared to the same period in 2017 as a result of decreased revenues of $69.2 million in subsea equipment and $7.2 million in offshore rig equipment, partially offset by increased revenues of $2.6 million in downhole tools and $3.2 million in surface equipment. Product revenues decreased in the Western, Eastern and Asia-Pacific Hemispheres by $32.7 million, $1.3 million and $36.6 million, respectively. While oil and gas prices have increased, such increase has not been large enough to result in increased demand for exploration and production equipment, especially subsea equipment. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand. Service revenues increased by approximately $10.3 million resulting from decreased service revenues in the Western Hemisphere of $2.0 million, offset by increased service revenues in the Eastern and Asia-Pacific Hemispheres of $5.6 million and $6.7 million, respectively. The majority of the increase in service revenues related to increased demand for reconditioning of customer-owned property and technical advisory assistance, largely due to higher oil and gas prices leading to increased exploration and production activities.
Cost of Sales. Cost of sales decreased by $30.2 million, or approximately 13.0%, to $202.8 million for the nine months ended September 30, 2018 from $233.0 million for the same period in 2017. The cost of sales as a percentage of revenues increased to 70.6% from 67.0% in the first nine months of 2018 as compared to the same period in 2017, primarily as a result of unabsorbed manufacturing costs, product mix and pricing concessions.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2018, selling, general and administrative expenses decreased by approximately $1.7 million, or 2.0%, to $83.4 million from $85.1 million for the same period in 2017. The Company experienced a non-cash pre-tax foreign currency transaction gain of $0.8 million for the nine months ended September 30, 2018, compared to a loss of $4.0 million for the same period in 2017, an increase in our bad debt expense of approximately $1.8 million related to the settlement of our accounts receivable from two customers and a decrease in other selling costs of approximately $0.5 million. Selling, general and administrative expenses as a percentage of revenues, excluding the restructuring charge and bad debt expense, was approximately 26.9% for the first nine months of 2018 as compared to 24.5% for the same period in 2017.
Restructuring and Other Charges. In the third quarter of 2018, we initiated a global strategic analysis to better align our operations with current market conditions. As a result of this plan, during the nine months ended September 30, 2018, we incurred restructuring and other charges of approximately $3.7 million primarily related to employee termination benefits and consulting fees, which are included in "Selling, general and administrative" in the Condensed Consolidated Statement of Income (Loss). We believe that our plan will be finalized by mid-2019 and that we will incur additional charges with respect to this plan.
Engineering and Product Development Expenses. For the nine months ended September 30, 2018, engineering and product development expenses decreased by approximately $2.4 million, or 7.4%, to $30.1 million from $32.5 million for the same period in 2017. The majority of the decrease was due to lower revenues related to projects during 2018. Engineering and product development expenses as a percentage of revenues increased to 10.5% in the first nine months of 2018 from 9.4% for the same period in 2017.
Impairment and Other Charges. In connection with our preparation and review of financial statements for the quarter ended September 30, 2017, after considering current Brent Crude consensus forecasts and expected rig counts for the foreseeable future, we determined that the carrying amount of certain of our long-lived assets in the Western Hemisphere exceeded their respective fair values due to projected declines in asset utilization and that the cost of some of our worldwide inventory exceeded its market value. As a result, we recorded corresponding impairments and other charges. Primarily as a result of the factors described above, we recorded charges of approximately $33.6 million related to inventory and $27.4 million related to fixed assets during the nine months ended September 30, 2017. There were no impairments during the nine months ended September 30, 2018. See "Impairments and Other Charges," Note 10 to the Notes to Condensed Consolidated Financial Statements for further discussion.
Gain on Sale of Assets. During the second quarter of 2018, we sold certain property, plant and equipment for a net gain of approximately $5.1 million as part of our reorganization and consolidation of operations at our headquarters location in Houston, Texas. See "Gain on Sale of Assets," Note 9 to the Notes to Condensed Consolidated Financial Statements for further discussion.
Income Tax Provision. Income tax expense for the nine months ended September 30, 2018 was $2.3 million on a loss before taxes of $18.5 million, resulting in an effective tax rate of (12.4)%. Income tax benefit for the nine months ended September 30, 2017 was $32.0 million on a loss before taxes of $61.1 million, resulting in an effective income tax rate of approximately 52.2%. Historically, the change in the effective income tax rate percentage primarily reflects the changes in taxable income among the Company’s three geographic areas, which have different income tax rates. The 2018 income tax expense has also been negatively impacted by the valuation allowances in the North America and Asia-Pacific regions.
On December 22, 2017, the President of the United States signed into law the Tax Reform. Tax Reform amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, Tax Reform reduced the corporate federal tax rate from a maximum of 35% to 21% and transitions from a worldwide tax system to a modified territorial tax system. Tax Reform also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on GILTI, BEAT and a deduction for FDII.  Given the amount and complexity of the changes to tax law, we continue to finalize our accounting for the income tax effects stemming from Tax Reform. At December 31, 2017, certain provisional amounts were taken as estimates to account for the impact of Tax Reform. The actual impact of Tax Reform may differ from the estimates used due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the tax legislation. Any adjustments to these provisional estimates will be reported as a component of income tax expense in the reporting period in which any such adjustments are identified, which will be no later than the fourth quarter of 2018.
Net Loss. Net loss was approximately $20.8 million for the nine months ended September 30, 2018, compared to net loss of $29.1 million for the same period in 2017 for the reasons set forth above.

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
The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(10,358)	$(29,260)	$(20,783)	$(29,149)
Add:
Interest (income) expense	(1,698)	(945)	(5,420)	(2,919)
Income tax expense (benefit)	(2,028)	(31,840)	2,291	(31,959)
Depreciation and amortization expense	8,724	9,518	25,966	32,231
Restructuring costs	3,745	—	4,345	—
Impairment and other charges	—	60,968	—	60,968
Gain on sale of assets	(14)	—	(5,113)	—
Foreign currency loss (gain)	41	380	(810)	3,965
Severance costs	—	1,163	—	3,040
Stock compensation expense	2,366	3,694	9,950	10,477
Adjusted EBITDA	$778	$13,678	$10,426	$46,654
Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by (used in) type of activity were as follows:

	Nine months ended September 30,
	2018	2017
	(In thousands)
Operating activities	$32,607	$74,735
Investing activities	(15,439)	(39,692)
Financing activities	(80,646)	455
	(63,478)	35,498
Effect of exchange rate changes on cash activities	(5,649)	14,050
Increase (decrease) in cash and cash equivalents	$(69,127)	$49,548
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
The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. The Company’s principal source of funds is cash flows from operations. As of September 30, 2018, the Company had availability of $56.0 million under the ABL Credit Facility.
Net cash provided by operating activities for the nine months ended September 30, 2018 was $32.6 million as compared to $74.7 million for the nine months ended September 30, 2017. The net change is primarily due to the change to a net loss for the third quarter of 2018 totaling $8.4 million, a gain on sale of fixed assets of $5.0 million, decreased depreciation and amortization of $6.3 million, partially offset by increased changes in operating activities of $8.6 million, increases in deferred income taxes of $30.6 million, increases in stock-based compensation of $0.5 million and other decreases in cash flow of $0.3 million.
The change in operating assets and liabilities for the nine months ended September 30, 2018 resulted in a $23.2 million increase in cash. The decrease in trade receivables resulted in increased cash flow of $0.3 million, resulting from increased collections and settlements during the nine months ended September 30, 2018. The decrease in inventory resulted in increased cash flow of $32.6 million. The increase in prepaids and other assets decreased operating cash flow by $9.7 million.
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
The change in investing cash flows for the nine months ended September 30, 2018 resulted in a $24.3 million decrease to cash. Capital expenditures by the Company were $26.7 million and $19.6 million for the nine months ended September 30, 2018 and 2017, respectively. The capital expenditures for the nine months ended September 30, 2018 were $12.9 million for buildings, $9.2 million for rental tools, $2.3 million for machinery and equipment and $2.3 million for other expenditures. The capital expenditures for the nine months ended September 30, 2017 were $3.9 million for machinery and equipment, $10.9 million for facilities, $4.4 million for rental tools and $0.4 million for other capital expenditures.
The exercise of stock options generated cash to the Company of $1,106,000 for the nine months ended September 30, 2018 as compared to $455,000 for the same period of 2017.

Repurchase of Equity Securities
On July 26, 2016, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. For the three-month period ended September 30, 2018, the Company purchased 1,395,521 shares under the share repurchase plan at an average price of approximately $50.95 per share totaling approximately $71.1 million, which is reflected in "Treasury shares (at cost)" in the Condensed Consolidated Balance Sheet. In May 2018, the Company purchased 219,102 shares under the share repurchase plan at an average price of approximately $44.87 per share totaling approximately $9.8 million and retired such shares, which is reflected within our retained earnings for the period ended September 30, 2018. As of September 30, 2018, the maximum dollar value in shares remaining that may yet be repurchased was $19.1 million. We completed our repurchase plan in October 2018 by repurchasing the remaining $19.1 million value in shares, pursuant to a 10b5-1 plan. We retired all of the shares repurchased on October 16, 2018. For additional information on the share repurchase, see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" in Part II of this report.
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
As of September 30, 2018, the availability under the ABL Credit Facility was $56.0 million, after taking into account the outstanding letters of credit of approximately $0.3 million issued under the facility. For additional information on the ABL Credit Facility, see "Asset Backed Loan (ABL) Credit Facility," Note 11 to the Notes to Condensed Consolidated Financial Statements.
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
Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting policies. During the nine months ended September 30, 2018, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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
The Company experienced a foreign currency pre-tax gain of a minimal amount and approximately $0.8 million, respectively, during the three and nine-month periods ended September 30, 2018 and a pre-tax loss of $0.4 million and $4.0 million, respectively, in the same periods of 2017. These losses and gains were primarily due to the exchange rate fluctuations between the U.S. dollar and various currencies within the foreign regions where we do business.
The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
For a description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 14 to the Notes to Condensed Consolidated Financial Statements.

Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase and cancellation of our common stock during the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
July 1-30, 2018	—	$—	—	$90.2
August 1-30, 2018	639,584	51.49	639,584	57.2
September 1-30, 2018	755,937	50.46	755,937	19.1
	1,395,521	$50.95	1,395,521	$19.1

	Nine months ended September 30, 2018
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
April 1-30, 2018	—	$—	—	$100.0
May 1-31, 2018	219,102	44.87	219,102	90.2
June 1-30, 2018	—	—	—	90.2
July 1-30, 2018	—	—	—	90.2
August 1-30, 2018	639,584	51.49	639,584	57.2
September 1-30, 2018	755,937	50.46	755,937	19.1
	1,614,623	$50.13	1,614,623	$19.1
(1) On July 29, 2016, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company is authorized to repurchase up to $100.0 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. There were no repurchases during the first quarter of 2018.
As of September 30, 2018, the maximum dollar value in shares remaining that may yet be repurchased was $19.1 million. We completed our repurchase plan in October 2018 by repurchasing the remaining $19.1 million value in shares, pursuant to a 10b5-1 plan. We retired all of the shares repurchased on October 16, 2018.

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

•	project terminations, suspensions or scope adjustments to contracts reflected in the Company’s backlog;

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s reliance on third-party technologies;

•	acquisition and merger activities involving the Company or its competitors;

•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;

•	the Company’s reliance on sources of raw materials, including any increase in steel costs or decreases in steel supply as a result of global tariffs on certain imported steel mill products;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency, including those attributable to the Brexit;

•	the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and pricing;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	terrorist threats or acts, war and civil disturbances; and

•	changes to, and differing interpretations of, tax laws with respect to our operations and subsidiaries.
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

Item 6.
(a) Exhibits
The following exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

*3.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2014).

*4.1	—	Form of certificate representing Common Stock.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey J. Bird.

32.1	—	Section 1350 Certification of Blake T. DeBerry.

32.2	—	Section 1350 Certification of Jeffrey J. Bird.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Schema Document

101.CAL	—	XBRL Calculation Document

101.DEF	—	XBRL Definition Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document
____________________________
*    Incorporated herein by reference as indicated.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

Date: October 25, 2018	BY:	/s/ Jeffrey J. Bird
Jeffrey J. Bird,
Vice President and Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Signatory)