Form 10-K
period 2018-12-31
DRIL-QUIP INC
filed 2019-02-27
CIK 1042893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.¨☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 29, 2018, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,909,500,000 based on the closing price of such stock on such date of $51.40.
At February 25, 2019, the number of shares outstanding of registrant’s Common Stock was 36,387,703.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Dril-Quip, Inc. (the “Company” or “Dril-Quip”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

•	future operating results and cash flow;

•	scheduled, budgeted and other future capital expenditures;

•	working capital requirements;

•	the need for and the availability of expected sources of liquidity;

•	the introduction into the market of the Company’s future products;

•	the Company's ability to deliver its backlog in a timely fashion;

•	the market for the Company’s existing and future products;

•	the Company’s ability to develop new applications for its technologies;

•	the exploration, development and production activities of the Company’s customers;

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

•	effects of pending legal proceedings;

•	changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities; and

•	future operations, financial results, business plans and cash needs.
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

•	project terminations, suspensions or scope adjustments to contracts reflected in the Company’s backlog;

•	the Company’s reliance on product development;

•	technological developments;

•	the Company’s reliance on third-party technologies;

•	acquisition and merger activities involving the Company or its competitors;

•	the Company’s dependence on key employees and technical personnel;

•	increases in price or decreases in availability of raw materials;

•	impact of environmental matters, including future environmental regulations;

•	competitive products and pricing pressures;

•	fluctuations in foreign currency, including those attributable to the Brexit;

•	the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;

•	the Company’s reliance on significant customers;

•	creditworthiness of the Company’s customers;

•	fixed-price contracts;

•	changes in general economic, market or business conditions;

•	access to capital markets;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	terrorist threats or acts, war and civil disturbances; and

•	changes to, and differing interpretations of, tax laws with respect to our operations and subsidiaries.
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
The Company’s operations are organized into three geographic segments-Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil. The Company maintains additional facilities for fabrication and/or reconditioning and rework in Australia, Norway, Denmark, Nigeria, Indonesia, China, Ecuador, Egypt, Ghana, Hungary, Mexico, Qatar and Venezuela. The Company’s major operating subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd., located in Singapore; and Dril-Quip do Brasil LTDA, located in Macae, Brazil. Other operating subsidiaries include TIW Corporation (TIW) and Honing, Inc., both located in Houston, Texas; DQ Holdings Pty. Ltd., located in Perth, Australia; Dril-Quip Cross Ghana Ltd., located in Takoradi, Ghana; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; Dril-Quip (Nigeria) Ltd., located in Port Harcourt, Nigeria; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China with branches in Shenzhen and Beijing, China; Dril-Quip Qatar LLC, located in Doha, Qatar; Dril-Quip TIW Mexico S.A. de C.V., located in Villahermosa, Mexico; TIW de Venezuela S.A., located in Anaco, Venezuela and with a registered branch located in Shushufindi, Ecuador; TIW (UK) Limited, located in Aberdeen, Scotland; TIW Hungary LLC, located in Szolnok, Hungary; and TIW International LLC, with a registered branch located in Singapore.
Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2018, the Company generated approximately 61% of its revenues from foreign sales compared to 55% and 66% in 2017 and 2016, respectively.
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
Overview and Industry Outlook
Both the market for drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. The level of capital expenditures has generally been dependent upon the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies and the ability and/or desire of OPEC and other producing nations to set and maintain production levels and prices. The Brent crude oil price reached a high of $115.19 per barrel in June 2014 and then began to drop sharply during 2015, and continued to drop in 2016, reaching a low of $26.01 per barrel in the first quarter of 2016, before rebounding to end the year at $54.96 per barrel. Oil prices began a slow recovery in 2017, with an average price of $54.15 compared to an average price of $43.67 in 2016. During 2018, crude oil prices fluctuated significantly, with a high of $86.07 per barrel and ending the year at a low of $50.57 per barrel. According to the December 2018 release of the Short-Term Energy Outlook published by the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices averaged approximately $71.34 per barrel in 2018 and the price is forecasted to average $61.00 per barrel in 2019 and $65.00 per barrel in 2020.
On November 30, 2016, OPEC met and decided to cut production by approximately 1.2 million barrels per day. The reduced production helped to increase the average price per barrel between 2016 and 2017. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the availability, expiration date and price of leases, the discovery rate of new oil and gas reserves, technological advances and alternative opportunities to invest in onshore exploration and production operations. Oil and gas prices and the level of drilling and production activity have historically been characterized by significant volatility. Future declines in oil and gas prices may further adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations, which could have an adverse impact on the Company’s results of operations, financial position and cash flows. In its December 2018 Short-Term Energy Outlook, the EIA projected United States crude oil production averaged an estimated 10.9 million barrels per day in 2018, with an average of 11.5 million barrels per day in the month of November, and is forecasted to average 12.1 million barrels per day in 2019.
Brent crude oil prices per barrel for the three-year period ended December 31, 2018 are summarized below:

	Brent Crude Oil Prices
	2018	2017	2016
High	$86.07	$66.80	$54.96
Low	50.57	43.98	26.01
Average	71.34	54.15	43.67
Closing, December 31,	$50.57	$66.73	$54.96
The volatility in Brent crude oil prices over the past three years continues to have a significant effect on major integrated, large independent and foreign national oil and gas companies’ capital expenditure budgets. The Company expects continued pressure in both crude oil and natural gas prices, as well as in the level of drilling and production related activities, particularly as they relate to offshore activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Lower drilling and production activity had a negative impact on the Company’s results for the year ended December 31, 2018 and is expected to improve slightly in 2019. A prolonged delay in the recovery of commodity prices could also lead to further material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company's results of operations. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”
Recent Developments
As a result of continued unfavorable offshore market conditions and low commodity prices, the Company engaged in a strategic review with a third-party firm in 2018. In conjunction with the strategic review, the Company adjusted its forecast for recovery to reflect a more delayed recovery in the offshore industry, with pre-downturn demand not returning until after 2025.

Additionally, the Company pursued a global transformation, which includes a reduction in workforce, realignment of facilities and restructuring of operations. We expect this transformation to allow us to maintain our global footprint in key markets, while supporting an integrated supply chain model that we expect to create more flexibility and allow us to continue serving our customers. The Company expects to complete the strategic restructuring by the end of 2019.
Products and Services
Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. In 2018, the Company derived 69% of its revenues from the sale of its products, 19% of its revenues from services and 12% of its revenues from leasing rental tools, compared to 77%, 14% and 9% for products, services and leasing rental tools in 2017, respectively, and 80%, 12% and 8% for products, services and leasing rental tools in 2016, respectively. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. However, existing customer equipment can be used in certain circumstances, which creates demand for services with no correlating product sales. The Company has substantial international operations, with approximately 61% of its revenues derived from foreign sales in 2018, 55% in 2017 and 66% in 2016. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 39% of the Company’s total revenues in 2018, 45% in 2017 and 34% in 2016.
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
A subsea production tree is an assembly composed of valves, a wellhead connector, control equipment and various other components installed on a subsea wellhead or a mudline hanger system and used to control the flow of oil and gas from a producing well. Subsea trees may be used as stand alone satellite wells or multiple well template mounted and cluster arrangements. These types typically produce via a subsea gathering system of manifolds and flowlines to a central control point located on a platform, TLP, Spar or FPSO. The use of subsea production trees has become an increasingly important method for producing wells located in hard-to-reach deepwater areas or economically marginal fields located in shallower waters. The Company is an established manufacturer of complicated dual-bore production trees. In addition, Dril-Quip manufactures a patented single bore (SingleBoreTM) subsea completion system which features a hydraulic valve mechanism instead of a wireline-installed mechanism that allows the operator to plug the tubing hanger annulus remotely from the surface via a hydraulic control line and subsequently unplug it when the well is put on production. This mechanism eliminates the need for an expensive multibore installation and workover riser, thereby saving both cost and installation time. The patented horizontal bore (HorizontalBoreTM) subsea production component accommodates numerous completion configuration possibilities and features large vertical access drill-through for passage of drill-bits, submersible pumps, coil tubing strings and Dril-Quip's slimline casing hanger system. Dril-Quip’s subsea production trees are used in ultra-deepwater applications. These trees feature remote flowline and control connections, utilizing remotely operated intervention tools. The Company’s subsea production trees are generally custom designed and manufactured to customer specifications.
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
Certain of the Company's products are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. See “Item 1A. Risk Factors—Our business involves numerous operating hazards that may not be covered by insurance. The occurrence of an event not fully covered by insurance could have a material adverse effect on our results of operations, financial position and cash flows.”
Services
The Company provides services to customers, including technical advisory assistance as well as rework and reconditioning services on its customer-owned products. These services are provided from the Company’s worldwide locations and represented approximately 19% of revenues in 2018 compared to 14% in 2017 and 12% in 2016.
Technical Advisory Assistance. Dril-Quip generally does not install products for its customers, but it does provide technical advisory assistance to the customer, if requested, in the installation of its products. The customer is not obligated to utilize these services and may use its own personnel or a third party to perform these services. Technical advisory assistance services performed by the Company are negotiated and sold separately from the Company’s products. These services are not a prerequisite to the sale of the Company’s products as its products are fully functional on a stand alone basis. The Company’s technicians provide assistance in the onsite installation of the Company’s products and are available on a 24-hour call out from the Company’s facilities located in Houston, Texas; Midland, Texas; Oklahoma City, Oklahoma; Youngsville, Louisiana; Villahermosa, Mexico; Anaco, Venezuela; Shushufindi, Ecuador; Macae, Brazil; Aberdeen, Scotland; Szolnok, Hungary; Stavanger, Norway; Esbjerg, Denmark; Port Harcourt, Nigeria; Alexandria, Egypt; Takoradi, Ghana; Tianjin, China; Doha, Qatar; Singapore; and Perth, Australia.
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
Leasing
The Company rents running and installation tools for use in installing its products. These tools are required to install and retrieve the Company’s products that are purchased by customers. Rental or purchase of running tools is not a condition of the sale of the Company’s products and is contracted for separately from product sales and other services offered by the Company. Running tools are available from Dril-Quip’s locations in Houston, Texas; Midland, Texas; Oklahoma City, Oklahoma; Youngsville, Louisiana; Villahermosa, Mexico; Anaco, Venezuela; Shushufindi, Ecuador; Macae, Brazil; Aberdeen, Scotland; Szolnok, Hungary; Stavanger, Norway; Esbjerg, Denmark; Beverwijk, Holland; Singapore; and Perth, Australia. These rentals are provided from the Company's worldwide locations and represented approximately 12% of revenues in 2018 compared to 9% in 2017 and 8% in 2016.

Manufacturing
Dril-Quip has major manufacturing facilities in Houston, Texas; Aberdeen, Scotland; Singapore; and Macae, Brazil. See “Item 2. Properties—Manufacturing Facilities.” Dril-Quip maintains its high standards of product quality through the implementation of Advanced Product Quality Planning (APQP) methodologies, as well as through the use of quality control specialists.
The Company’s Houston, Aberdeen, Singapore and Macae manufacturing plants are ISO 14001, OHSAS 18001 and ISO 9001 certified. The Houston, Aberdeen, Singapore and Macae plants are also licensed to applicable American Petroleum Institute (API) product specifications and are API Q1, 9th edition and APIQ2 compliant. The Metallurgical Laboratory at the Houston operations is ISO 17025 certified for Crack Tip Opening Displacement, Hardness, Tensile and Charpy V-Notch testing. Dril-Quip works to maintain its high standards of product quality through the use of precision measuring equipment such as Gage Masters, Faro Arms, Coordinate Measuring Machine and the application of APQP. APQP entails concurrent engineering principles to identify and address potential quality concerns early in the product development process. The Company has the capability to manufacture its products globally and continues to have local capability in key critical markets.
The Company’s primary raw material is cast steel ingots, from which it produces steel shaped forgings at its forging and heat treatment facility in Houston, Texas. The Company routinely purchases steel ingots from multiple suppliers on a purchase order basis and does not have any long-term supply contracts. The Company’s Houston facility has the capability to provide forgings and heat treatment for its Houston, Aberdeen, Singapore and Macae facilities. Prolonged periods of low demand in the market for drilling and production equipment could have a greater effect on the Company than on certain of its competitors that have not made such large capital investments in their facilities.
Dril-Quip’s manufacturing facilities utilize state-of-the-art computer numerically controlled (CNC) machine tools and equipment, which contribute to the Company’s product quality and timely delivery. The Company has also developed a cost effective, in-house machine tool rebuild and refurbishment capability, which produces machine upgrades with customized features to enhance the economic manufacturing of its specialized products. This strategy provides the added advantage of in-house expertise for repairs and maintenance of these machines.
Customers
The Company’s principal customers are major integrated, large independent and foreign national oil and gas companies. Drilling contractors and engineering and construction companies also represent a portion of the Company’s customer base. The Company’s customers are generally oil and gas companies that are well-known participants in exploration and production.
The Company is not dependent on any one customer or group of customers. In 2018, the Company’s top 15 customers represented approximately 56% of total revenues, and BP and its affiliated companies accounted for approximately 13% of total revenues. In 2017 and 2016, the Company’s top 15 customers represented approximately 49% and 75% of total revenues, respectively, and Chevron and its affiliated companies accounted for approximately 14% and 16% of total revenues, respectively. No other customer accounted for more than 10% of total revenues in 2018, 2017 or 2016. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.
Backlog
Backlog consists of firm customer orders of Dril-Quip products for which a purchase order, signed contract or letter of award has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s product backlog was approximately $270.0 million and $207.3 million at December 31, 2018 and 2017, respectively. The backlog at the end of 2018 represents an increase of approximately $62.7 million, or 30%, from the end of 2017. The Company’s backlog balance during 2018 was negatively impacted by translation adjustments of approximately $3.1 million, due primarily to the weakening of the Brazilian Real against the U.S. dollar, and approximately $11.7 million in cancellations.
During the first quarter of 2018, Dril-Quip Asia-Pacific Pte Ltd. was awarded a contract to supply top-tensioned riser (TTR) systems and related services for the development of the Ca Rong Do Project (CRD Project) located offshore Vietnam operated by Repsol with the participation of Mubadala, PVEP and PetroVietnam.  The CRD Project is included within the backlog balance presented in the accompanying consolidated financial statements; however, due to ongoing territorial discussions between China and Vietnam, the CRD Project may experience continued delays or cancellation.

The Company expects to fill approximately 70% to 80% of the December 31, 2018 product backlog by December 31, 2019. The remaining backlog at December 31, 2018 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petrobras, Brazil’s national oil company. The contract was valued at $650.0 million, net of Brazilian taxes, at exchange rates in effect at that time (approximately $342.2 million based on the December 31, 2018 exchange rate of 3.8748 Brazilian real to 1.00 U.S. dollar) if all the equipment under the contract was ordered. Amounts are included in the Company's backlog as purchase orders or letters of award are received. As of December 31, 2018, the Company’s backlog included $9.3 million of purchase orders under this Petrobras contract. As part of an amendment to extend the term of the contract, Petrobras agreed to issue purchase orders totaling a minimum of approximately $25.3 million (based on current exchange rates) before 2019. As of December 31, 2018, Petrobras has issued a total of three purchase orders (one during each year of 2016, 2017 and 2018) totaling the committed amount. The Company cannot provide assurance that Petrobras will order all of the equipment under the contract. See “Item 1A. Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”
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
In the 1980s, the Company introduced its first product, specialty connectors, as well as mudline suspension systems, template systems and subsea wellheads. In the 1990s, the Company introduced a series of new products, including diverters, wellhead connectors, SingleBore™ subsea trees, improved severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling riser systems and TLP and Spar production riser systems. Since 2000, Dril-Quip has introduced multiple new products, including liner hangers, subsea control systems, subsea manifolds, riser tensioners, and enhanced versions of subsea wellhead connectors and Dril-Quip’s industry leading subsea wellhead system(s).
Historically, Dril-Quip’s product development work is primarily conducted at its facilities in Houston, Texas; however, such activities have gradually increased in other regions, such as Aberdeen, Scotland, Singapore and Brazil. In addition to the work of its product development staff, the Company’s application engineering staff provides technical services to customers in connection with the design and sales of its products. The Company’s ability to develop new products and maintain technological advantages is important to its future success. See “Item 1A. Risk Factors-Our business could be adversely affected if we do not develop new products and secure and retain patents related to our products.”
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
In 2018, major production milestones were met for several key global projects. In the North Sea, the last of an initial 18 subsea completion trees for a subsea field development project was successfully installed. Following the success of the aforementioned project, Dril-Quip was awarded a front-end engineering and design contract for a subsea production system project located off the coast of South America. Additionally, subsea trees were delivered and installed for a field development project off the coast of Gabon. Also, off the coast of Trinidad, multiple deepwater subsea wellhead systems were installed with the support of a service facility in Trinidad, continuing Dril-Quip's aftermarket support presence in the region established the previous year. With the completion of engineering, manufacturing, assembly and testing of dry tree equipment, Dril-Quip was able to support the tieback of multiple wells for projects in the Gulf of Mexico. Engineering, manufacturing, assembly and test work continued on additional dry tree projects in the Company's backlog. The requirements of the equipment in these projects represent significant technological challenges, the development of which is serving to enhance the Company's overall engineering capabilities.
Dril-Quip’s continued efforts in developing technologically advanced products enable Dril-Quip to offer products for the harshest environments. The latest subsea wellhead system has been accepted by a major oil company for its high pressure, high temperature applications, further strengthening Dril-Quip’s position in the subsea market.
In an ongoing test program, the Company continued the utilization of its recently constructed high-load horizontal test machine and fatigue test machine for rigorous validation testing of its existing specialty connector product line. Active engineering programs have been initiated in-house to continue development in specialty connector product enhancements as well as new product development. This high-load horizontal test machine has been instrumental in the development and qualification of our latest 20,000 psi wellhead system and riser connector that utilize Dril-Quip proprietary locking and sealing profiles. Engineering development efforts are on-going in subsea production systems.
In early 2016, the Company announced that it is establishing a research and development facility in Singapore that focuses on materials and products suitable for HPHT applications. The new facility serves as an additional hub for research and development activities for the Company.
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
Competition
Dril-Quip faces significant competition from other manufacturers and suppliers of exploration and production equipment. Several of its primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than those of the Company and which, in many instances, have been engaged in the manufacturing business for a much longer period of time than the Company. The Company competes principally with the petroleum production equipment segments of Baker Hughes, a GE Company; Schlumberger, Ltd.; TechnipFMC plc; and Aker Solutions.
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
Employees
The total number of the Company's employees as of December 31, 2017 was 2,019. Of those 2,019 employees, 1,095 were located in the United States. As a result of worldwide reductions in workforce and natural attrition, the total number of the Company's employees as of December 31, 2018 was 1,926, a 5% reduction from December 31, 2017. Of those 1,926 employees, 946 were located in the United States. As a result of the Company's ongoing efforts to control costs, we expect to reduce approximately 15% of our workforce in 2019, resulting in $7.3 million in severance costs being recognized in the year ended December 31, 2018. Substantially all of the Company's employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.
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
In recent years, increased concern has been raised over the protection of the environment. Legislation to regulate emissions of greenhouse gases has been introduced, but not enacted, in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. In November 2015, the United Nations Climate Change Conference (COP21) was held in Paris with the objective to achieve a legally binding and universal agreement on climate, with the aim of keeping global warming below 20 C (Celsius), from all nations, regardless of size. The Paris Agreement, signed by the U.S. on April 22, 2016, requires countries to review and “represent a progression” in their nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. However, in August 2017, the United States informed the United Nations of its intent to withdraw from the Paris Agreement. The earliest possible effective withdrawal date from the Paris Agreement is November 2020. Also, the U.S. Environmental Protection Agency (EPA) has undertaken efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA expanded its regulations relating to those emissions and adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Moreover, specific design and operational standards apply to U.S. outer continental shelf vessels, rigs, platforms, vehicles, structures and equipment.
The U.S. Bureau of Safety and Environmental Enforcement (BSEE) regulates the design and operation of well control and other equipment at offshore production sites, among other requirements. BSEE has adopted stricter requirements for subsea drilling production equipment. In April 2016, BSEE published a final blowout preventer systems and well control rule, which focuses on blowout preventer requirements and includes reforms in well design, well control, casing, cementing, real-time monitoring and subsea containment, among other things. BSEE also finalized a rule in September 2016 concerning production safety systems for oil and natural gas operations on the Outer Continental Shelf. However, in December 2017, BSEE published a proposed rule that would revise a number of the requirements in the September 2016 rule. The final rule implementing these revisions was published in September 2018. In addition, in May 2018, BSEE published a proposed rule that would revise several requirements of the blowout preventer systems and well control rule. A final rule has not yet been issued. In addition, drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. For example, in December 2016, the Obama administration banned offshore drilling in portions of the Arctic and Atlantic oceans. Although the Trump administration announced a proposal in January 2018 to open most U.S. coastal waters to offshore drilling, several coastal states have taken steps to prohibit offshore drilling. For example, California passed laws in September 2018 barring the construction of new oil drilling-related infrastructure in state waters. Similarly, in November 2018, voters in Florida approved an amendment to the state constitution that would ban oil and gas drilling in offshore state waters. Further, in December 2018, environmental groups challenged incidental harassment authorizations issued by the National Marine Fisheries Service that allow companies to conduct air gun seismic surveys for oil and gas exploration off the Atlantic coast. The attorneys general for nine coastal states also sought to intervene as plaintiffs. To the extent that new laws or other governmental actions prohibit or restrict drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry in general and the drilling industry in particular, the business of the Company could be adversely affected. Similarly, restrictions on authorizations needed to conduct seismic surveys could impact our customers' ability to identify oil and gas reserves, thereby reducing demand for our products. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations. See “Item 1A. Risk Factors—Our business and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”
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
The following table sets forth the names, ages (as of February 20, 2019) and positions of the Company’s executive officers:

Name	Age	Position
Blake T. DeBerry	59	President, Chief Executive Officer and Director
James A. Gariepy	61	Senior Vice President and Chief Operating Officer
Jeffrey J. Bird	52	Vice President and Chief Financial Officer
James C. Webster	49	Vice President, General Counsel and Secretary
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
James C. Webster is Vice President, General Counsel and Secretary. He joined the Company in February 2011 as Vice President and General Counsel and was elected to the additional position of Secretary in May 2011. From September 2005 until September 2010, he was Vice President, General Counsel and Secretary of M-I SWACO, at the time, a joint venture between Smith International, Inc. and Schlumberger Ltd., and then was an area general counsel for Schlumberger from September 2010 to February 2011 following Schlumberger’s acquisition of Smith International. From 1999 to September 2005, he was an associate with, and later a partner in, the law firm of Gardere Wynne Sewell LLP (now part of Foley & Lardner LLP) in Houston. Mr. Webster holds an economics degree from the University of Arizona and a joint Law/MBA from Loyola University.
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
Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

•	worldwide economic activity;

•	the level of exploration and production activity;

•	interest rates and the cost of capital;

•	environmental regulation;

•	federal, state and foreign policies regarding exploration and development of oil and gas;

•	the ability and/or desire of OPEC and other major producers to set and maintain production levels and pricing;

•	governmental regulations regarding future oil and gas exploration and production;

•	the cost of exploring and producing oil and gas;

•	the cost of developing alternative energy sources;

•	the availability, expiration date and price of onshore and offshore leases;

•	the discovery rate of new oil and gas reserves in onshore and offshore areas;

•	the success of drilling for oil and gas in unconventional resource plays such as shale formations;

•	alternative opportunities to invest in onshore exploration and production opportunities;

•	technological advances and new techniques that render drilling more efficient or reduce demand for, and production of, fossil fuels; and

•	weather conditions and natural disasters.
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
Our principal customers are major integrated oil and gas companies, large independent and foreign national oil and gas companies throughout the world. Drilling contractors and engineering and construction companies also represent a portion of our customer base. In 2018, our top 15 customers represented approximately 56% of total revenues, and BP and its affiliated companies accounted for approximately 13% of total revenues. In 2017 and 2016, our top 15 customers represented approximately 49% and 75% of total revenues, respectively, and Chevron and its affiliated companies accounted for approximately 14% and 16% of total revenues, respectively. The loss of one or more of our significant customers could have an adverse effect on our results of operations, financial position and cash flows.
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
The revenues projected in our backlog may not be realized or, if realized, may not result in profits. All of the projects currently included in our backlog are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is generally required to pay us for work performed and other costs necessarily incurred as a result of the change or termination.
We can give no assurance that our backlog will remain at current levels. Sales of our products are affected by prices for oil and natural gas, which have fluctuated significantly and may continue to do so in the future. Contracts denominated in foreign currency are also affected by changes in exchange rates, which may have a negative impact on our backlog. When drilling and production levels are depressed, a customer may no longer need the equipment or services currently under contract or may be able to obtain comparable equipment or services at lower prices. As a result, customers may delay projects, exercise their termination rights or attempt to renegotiate contract terms.
For example, during the first quarter of 2018, Dril-Quip Asia-Pacific Pte Ltd. was awarded a contract to supply TTR systems and related services for the development of the CRD Project located offshore Vietnam operated by Repsol with the participation of Mubadala, PVEP and PetroVietnam.  The CRD Project is included within the backlog balance presented in the accompanying consolidated financial statements; however, due to ongoing territorial discussions between China and Vietnam, the CRD Project may experience continued delays or cancellation.
Continued declines in, or sustained low levels of, oil and natural gas prices could also reduce new customer orders, possibly causing a decline in our future backlog. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.
Impairment in the carrying value of long-lived assets, inventory, intangible assets and goodwill could negatively affect our operating results.
We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we could incur additional impairment charges related to the carrying value of our long lived assets.

As a result of continued unfavorable offshore market conditions and low commodity prices, the Company engaged in a strategic review with a third-party firm in 2018. In conjunction with the strategic review, the Company adjusted its forecast for recovery to reflect a more delayed recovery in the offshore industry, with pre-downturn demand not returning until after 2025. Additionally, the Company pursued a global transformation, which includes a reduction in workforce, realignment of facilities and restructuring of operations. We expect this transformation to allow us to maintain our global footprint in key markets, while supporting an integrated supply chain model that we expect to create more flexibility and allow us to continue serving our customers. The Company expects to complete the strategic restructuring by the end of 2019.
During the fourth quarter of 2018, we incurred inventory and long-lived asset write-downs of approximately $32.1 million and $14.9 million, respectively, as a result of changes in our business structure and where specific products are manufactured. These charges are reflected as Impairment, restructuring and other charges in our consolidated statement of operations.
In connection with our preparation and review of financial statements for the year ended December 31, 2017, after considering current Brent crude (Brent) consensus forecasts and expected rig counts for the foreseeable future, we determined the carrying amount of certain of our long-lived assets in the Western Hemisphere exceeded the fair values of such assets due to projected declines in asset utilization, and that the cost of some of our worldwide inventory exceeded its market value. As a result, we recorded corresponding impairments and other charges. Primarily as a result of the factors described above, we recorded charges of approximately $33.6 million related to inventory and $27.4 million related to fixed assets. No additional impairments were recorded during the three months ended December 31, 2017. Additionally, no impairments were recorded for the year ended December 31, 2016.
For goodwill, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. We typically complete our annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of each of our three reporting units' net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a discounted cash flow approach. We selected this valuation approach because we believe it, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for each of our reporting units. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, a terminal growth value and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its calculated fair value.
At October 1, 2018, the Company performed its annual impairment test on each of its reporting units and concluded that there had been no impairment because the estimated fair values of each of those reporting units exceeded its carrying value. Relevant events and circumstances that could have a negative impact on goodwill include: macroeconomic conditions; industry and market conditions, such as commodity prices; operating cost factors; overall financial performance; the impact of dispositions and acquisitions; and other entity-specific events. Further declines in commodity prices or sustained lower valuation for the Company's common stock could indicate a reduction in the estimate of reporting unit fair value which, in turn, could lead to an impairment of reporting unit goodwill.
In December 2018, the overall offshore market conditions declined. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential delays associated with certain of our long term projects. Further, in December 2018 due to the decline in our stock price, our market capitalization dropped below the carrying value of our assets. As a result, an interim goodwill impairment analysis was performed in connection with our preparation and review of financial statements for the year ended December 31, 2018. Based on this analysis, we recorded an impairment loss of $38.6 million for our Western Hemisphere reporting unit for the year ended December 31, 2018. Following this impairment charge, the Western Hemisphere reporting unit has no remaining goodwill balance. The remaining goodwill balance is associated with our Eastern Hemisphere reporting unit. Based on our interim goodwill impairment analysis the fair value of the Eastern Hemisphere reporting unit exceeds its carry value by 71%. Further declines in the overall offshore market, commodity prices, or sustained lower valuation for the Company’s common stock could indicate a reduction in the estimate of the Eastern Hemisphere’s reporting unit fair value which, in turn, could lead to additional impairment charges associated with goodwill. No goodwill impairment losses were recorded for the years ended December 31, 2017 and 2016.
During 2018, Brent crude oil prices fluctuated significantly, with a high of $86.07 per barrel, a low of $50.57 per barrel, and an average of $71.34 per barrel. Although the prices have experienced some recovery in 2017 and 2018, continued weakness or volatility in market conditions may further deteriorate the financial performance or future prospects of our operating segments from current levels, which may result in an impairment of long-lived assets, inventory or goodwill and negatively impact our financial results in the period of impairment.
Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows.
We have substantial international operations, with approximately 61% of our revenues derived from foreign sales in 2018, 55% in 2017 and 66% in 2016. We operate our business and market our products and services in many of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

•	volatility in general economic, social and political conditions;

•	terrorist threats or acts, war and civil disturbances;

•	expropriation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign taxation, including changes in laws or differing interpretations of existing laws;

•	assaults on property or personnel;

•	restrictive action by local governments;

•	foreign and domestic monetary policies;

•	limitations on repatriation of earnings;

•	the occurrence of a trade war or other governmental action related to tariffs or trade agreements or policies;

•	travel limitations or operational problems caused by public health threats; and

•	changes in currency exchange rates.
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
The results of the United Kingdom’s referendum on withdrawal from the European Union, including the subsequent exchange rate fluctuations and political and economic uncertainties, may have a negative effect on global economic conditions, financial markets and our business.
In a referendum held on June 23, 2016, voters in the United Kingdom (U.K.) approved the exit (Brexit) of the U.K. from the European Union (E.U.). On March 29, 2017, the U.K. government commenced the exit process under Article 50 of the Treaty of the European Union by notifying the European Council of the U.K.'s intention to leave the E.U. This notification started a two-year time period ending on March 29, 2019 for the U.K. and the remaining E.U. Member States to negotiate a withdrawal agreement. Negotiations remain ongoing to determine the future terms of the U.K.'s relationship with the E.U. The impact on the Company's business as a result of Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.
The consequences of Brexit, together with the protracted negotiations around the terms of Brexit, could introduce significant uncertainties into global financial markets and adversely impact the regions in which we and our clients operate. For example, importing and exporting activity from our Aberdeen manufacturing facility could be subject to higher costs and delays, which could cause disruptions in our delivery schedules to our customers. In the long term, Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to divergent national laws and regulations as the U.K. government determines which E.U. laws to modify or replace.
The referendum adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound sterling, as compared to the U.S. dollar and other currencies. Volatility in exchange rates could be expected to continue in the short term as the U.K. negotiates its exit from the E.U. A weaker British pound sterling compared to the U.S. dollar during a reporting period would cause local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars.
Continued adverse consequences, such as deterioration in economic conditions and volatility in currency exchange rates, and the uncertainty surrounding Brexit could have a negative impact on the Company's financial position and results of operations.
Tax reform in the United States may have adverse effects on our financial position.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted (US Tax Reform).  US Tax Reform includes a number of changes that impacted our business. These changes include a reduction in the corporate tax rate from 35% to 21% starting in 2018, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. US Tax Reform also transitions U.S. international taxation from a worldwide tax system to a modified territorial system, which includes base erosion prevention measures on non-U.S. earnings, which have the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation stemming from guidelines such as Global Low Tax Intangible Income (GILTI). The US Tax Reform also includes a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
US Tax Reform also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction. Changes in corporate tax rates, the taxation of foreign earnings and the deductibility of expenses had a material impact on the recoverability of our deferred tax assets, and resulted in an increase of the Company’s effective tax rate in 2017.
The provisions of US Tax Reform reduced the Company’s effective tax rate in 2018, but it is important to note that the ultimate impact on the Company’s effective tax rate will largely depend on the percentage of pre-tax earnings that is generated in the United States as compared to the rest of the world.
We are subject to taxation in many jurisdictions and there are inherent uncertainties in the final determination of our tax liabilities.
As a result of our international operations, we are subject to taxation in many jurisdictions. Accordingly, our effective income tax rate and other tax obligations in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, the mix of business executed in deemed profit regimes compared to book income regimes, changes in the valuation of deferred tax assets and liabilities, disagreements with taxing authorities with respect to the interpretation of tax laws and regulations and changes in tax laws. In particular, foreign income tax returns of foreign subsidiaries and related entities are routinely examined by foreign tax authorities, and these tax examinations may result in assessments of additional taxes, interest or penalties. Refer to "Item 3. Legal Proceedings" regarding tax assessments in Brazil. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to discretion. If our assessments are incorrect, it could have an adverse effect on our business and financial condition.
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
We attempt to further limit our liability through contractual indemnification provisions with our customers. We generally seek to enter into contracts for the provision of our products and services that provide for (1) the responsibility of each party to the contract for personal injuries to, or the death of, its employees and damages to its property, (2) cross-indemnification with other contractors providing products and/or services to the other party to the contract with respect to personal injury, death and property damage and (3) the operator being responsible for claims brought by third parties for personal injury, death, property loss or damage relating to pollution or other well control events. Due to competitive market pressures, we may not be able to successfully obtain favorable contractual provisions, and a failure to do so may increase our risks and costs, which could materially impact our results of operations. In addition, we cannot assure you that any party that is contractually obligated to indemnify us will be financially able to do so or that a court will enforce all such indemnities.

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
We may be required to recognize a charge against current earnings because of over time method of accounting.
Revenues and profits on long-term project contracts are recognized on an over time basis. We calculate the percent complete and apply the percentage to determine revenues earned and the appropriate portion of total estimated costs. Accordingly, purchase order price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we would have to recognize a charge against current earnings, which could be significant depending on the size of the project or the adjustment.
Loss of our key management or other personnel could adversely impact our business.
We depend on the continued services of our executive officers and other key members of management, particularly our President and Chief Executive Officer. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. The loss of one or more of our key employees or groups could have a material adverse effect on our results of operations, financial position and cash flows.
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
Restrictions in the agreement governing the Asset Backed Loan (ABL) Credit Facility could adversely affect our business, financial condition and results of operations.
The operating and financial restrictions in the ABL Credit Facility and any future financing agreements could restrict our ability to finance future operations, capital needs or to access to capital at a reasonable cost or otherwise pursue our business activities. For example, ABL Credit Facility limits our and our subsidiaries’ ability to, among other things:

•	incur additional debt or issue guarantees;

•	incur or permit certain liens to exist;

•	make certain investments, acquisitions or other restricted payments, including payments for the purchase of equity interests in the Company;

•	dispose of assets;

•	engage in certain types of transactions with affiliates;

•	merge, consolidate or transfer all or substantially all of our assets; and

•	prepay certain indebtedness.
Furthermore, the ABL Credit Facility contains a covenant requiring us to maintain a fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of consolidated EBITDA to fixed charges when availability under the ABL Credit Facility falls below the greater of $10 million and 15% of the lesser of the borrowing base and aggregate commitments.
In addition, any borrowings under the ABL Credit Facility may be at variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows will correspondingly decrease.
A failure to comply with the covenants in the agreement governing the ABL Credit Facility could result in an event of default, which, if not cured or waived, would permit the exercise of remedies against us that could have a material adverse effect on our business, results of operations and financial position. Remedies under the ABL Credit Facility include foreclosure on the collateral securing the indebtedness and termination of the commitments under the ABL Credit Facility, and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable.
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
Our operations and the operations of our customers are also subject to federal, state, local and foreign laws and regulations relating to the protection of human health and the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. For example, our operations are subject to numerous and complex laws and regulations that, among other things, may regulate the management and disposal of hazardous and non-hazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities and concentrations of various materials that can be released into the environment; limit or prohibit operation activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record-keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. We are required to invest financial and managerial resources to comply with such environmental, health and safety laws and regulations and anticipate that we will continue to be required to do so in the future. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. For example, legislation to regulate emissions of greenhouse gases has been introduced, but not enacted, in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences, including the United Nations Climate Change Conference in Paris (COP 21) in November 2015, which resulted in the creation of the Paris Agreement. The Paris Agreement, signed by the U.S. on April 22, 2016, requires countries to review and “represent a progression” in their nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. However, in August 2017, the United States informed the United Nations of its intent to withdraw from the Paris Agreement. The earliest possible effective withdrawal date from the Paris Agreement is November 2020. Also, the EPA has undertaken efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA expanded its regulations relating to those emissions and adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Subsequent to the Paris Agreement, there has been no significant legislative progress in cap and trade proposals or greenhouse gas emission reductions. The adoption of legislation or regulatory programs to reduce greenhouse gas emissions could also increase the cost of consuming, and thereby reduce demand for, the hydrocarbons that our customers produce. Consequently, such legislation or regulatory programs could have an adverse effect on our financial condition and results of operations. It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impact a new regulatory action might have on us or our customers. Generally, the anticipated regulatory actions do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies that are our competitors. However, our business and prospects could be adversely affected to the extent laws are enacted or modified or other governmental action is taken that prohibits or restricts our customers’ exploration and production activities or imposes environmental protection requirements that result in increased costs to us or our customers.
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
Our business operations depend on our information technology (IT) systems. Despite our security and back-up measures, our IT systems are vulnerable to cyber incidents or attacks, natural disasters and other disruptions or failures. Due to the nature of cyber-attacks, breaches to our IT systems could go unnoticed for a prolonged period of time. The failure of our IT systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of our operations and those of our customers, the loss, theft, corruption or inappropriate disclosure of confidential information or critical data, increased overhead costs, loss of revenue, loss of intellectual property and damage to our reputation, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to prevent or respond to damage caused by these disruptions or security breaches in the future.
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection.
The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation and recent California legislation, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. As noted above, we are also subject to the possibility of cyber incidents or attacks, which themselves may result in a violation of these laws. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas
—Hempstead Highway	175,000	12.9	Owned
—N. Eldridge Parkway	1,731,000	218	Owned
—S. Main Street	127,000	2.9	Owned
Youngsville, Louisiana	36,100	0.8	Owned
Aberdeen, Scotland	222,800	24.1	Owned
Singapore	293,200	14.4	Leased
Macae, Brazil	169,600	10.6	Owned
The Company’s forging and heat treatment activities are performed at the Houston Eldridge Parkway facility. For additional information on our manufacturing facilities, see "Item 1. Business - General" and "Manufacturing".

Sales, Service and Reconditioning Facilities

Location*	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
Midland, Texas	10,000	0.2	Sales/Service/Warehouse
Oklahoma City, Oklahoma*	6,000	0.1	Sales/Warehouse
Villahermosa, Mexico*	12,400	0.3	Sales/Service/Warehouse
Anaco, Venezuela*	3,000	0.1	Sales/Service/Warehouse
Quito, Ecuador	2,600	0.1	Sales
Shushufindi, Ecuador	135,800	3.1	Sales/Service/Warehouse
Szolnok, Hungary	4,300	0.1	Sales/Service/Warehouse
Beverwijk, Holland	32,000	0.7	Sales/Warehouse
Stavanger, Norway*	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,100	2.6	Sales/Service/Reconditioning/Warehouse
Takoradi, Ghana	2,500	0.8	Service/Reconditioning/Warehouse
Port Harcourt, Nigeria	6,600	0.1	Service/Reconditioning/Warehouse
Cairo, Egypt	2,200	—	Sales
Alexandria, Egypt	5,200	0.6	Service/Reconditioning/Warehouse
Balikpapan, Indonesia	2,000	—	Reconditioning
Doha, Qatar	8,900	—	Service/Reconditioning/Warehouse
Shekou, China	11,100	—	Sales/Service/Warehouse
Perth and Welshpool, Australia	28,000	2.9	Sales/Service/Reconditioning/Warehouse
Mumbai, India	130	—	Sales
Jakarta, Indonesia	150	—	Sales
Kuala Lumpar, Malaysia	400	—	Sales
Beijing, China	120	—	Sales
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
For a further description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 15 of Notes to Consolidated Financial Statements. The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal action, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Item 4.        Mine Safety Disclosure
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is publicly traded on the New York Stock Exchange under the symbol "DRQ".
There were approximately 170 stockholders of record of the Company’s common stock as of December 31, 2018. This number includes the Company’s employees and directors that hold shares, but does not include the number of security holders for whom shares are held in a “nominee” or “street” name.
The Company has not paid any dividends in the past and does not currently anticipate paying any dividends in the foreseeable future. The Company intends to reinvest any retained earnings for the future operation and development of its business, or to use for potential stock repurchases or acquisition opportunities. The Board of Directors will review this policy on a regular basis in light of the Company’s earnings, financial position, market opportunities and restrictions under the ABL Credit Facility.
Information concerning securities authorized for issuance under equity compensation plans is included in "Stock-Based Compensation and Stock Awards", Note 18 of Notes to Consolidated Financial Statements.
Repurchase of Equity Securities
The following table summarizes the repurchase and cancellation of our common stock during the year ended December 31, 2018:

	Twelve months ended December 31, 2018
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
April 1-30, 2018	—	—	—	$100.0
May 1-31, 2018	219,102	$44.87	219,102	90.2
June 1-30, 2018	—	—	—	90.2
July 1-31, 2018	—	—	—	90.2
August 1-31, 2018	639,584	51.49	639,584	57.2
September 1-30, 2018	755,937	50.46	755,937	19.1
October 1-31, 2018	376,583	50.60	376,583	—
	1,991,206	$50.22	1,991,206	$—
(1) On July 26, 2016, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan had no set expiration date although the maximum repurchase limit under the plan has now been met. During the year ended December 31, 2018, the Company purchased 1,991,206 shares under the share repurchase plan at an average price of approximately $50.22 per share totaling approximately $100 million, pursuant to a 10b5-1 plan, which is reflected in "Retained earnings" in the Consolidated Balance Sheet. All repurchased shares have been cancelled as of December 31, 2018.

Performance Graph
The following graph compares the cumulative total shareholder return on our common stock to the cumulative total shareholder return on the Standard & Poor’s 500 Stock Index and the Philadelphia Oil Service Sector Index (“OSX”), an index of oil and natural gas related companies that represents an industry composite of peers. This graph covers the period from December 31, 2013 through December 31, 2018. This comparison assumes the investment of $100 on December 31, 2013 and the reinvestment of all dividends, if any. The shareholder return set forth is not necessarily indicative of future performance.

COMPARISON OF 5 YEARS
CUMULATIVE TOTAL RETURN
Among Dril-Quip, Inc., the S&P 500 Index
and the Philadelphia Oil Service Index (OSX)

The performance graph above is furnished and not filed for purposes of Section 18 of the Exchange Act and will not be incorporated by reference into any registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), unless specifically identified therein as being incorporated therein by reference. The performance graph is not soliciting material subject to Regulation 14A.

Item 6.        Selected Financial Data
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Products	$265,052	$351,132	$433,012	$685,364	$773,205
Services	72,414	61,945	64,094	96,297	100,216
Leasing	47,160	42,392	41,625	62,649	57,536
Total revenues	384,626	455,469	538,731	844,310	930,957
Cost and expenses:
Cost of sales:
Products	200,494	246,005	268,405	382,925	428,125
Services	62,109	53,303	52,611	66,088	74,625
Leasing	8,896	6,086	7,388	10,273	10,777
Total cost of sales	271,499	305,394	328,404	459,286	513,527
Selling, general and administrative	104,039	116,251	53,246	88,044	92,762
Engineering and product development	39,422	42,160	44,325	48,145	45,920
Impairment, restructuring and other charges	98,602	60,968	—	—	—
Gain on Sale of Assets	(6,198)	(168)	(103)	—	—
Total costs and expenses	507,364	524,605	425,872	595,475	652,209
Operating income (loss)	(122,738)	(69,136)	112,859	248,835	278,748
Interest income	8,040	3,564	3,037	948	667
Interest expense	(291)	(72)	(28)	(12)	(35)
Income (loss) before income taxes	(114,989)	(65,644)	115,868	249,771	279,380
Income tax (benefit) provision	(19,294)	34,995	22,647	57,763	70,668
Net income (loss)	$(95,695)	$(100,639)	$93,221	$192,008	$208,712

Earnings (loss) per common share:
Basic	$(2.58)	$(2.69)	$2.48	$5.00	$5.22
Diluted	$(2.58)	$(2.69)	$2.47	$4.98	$5.19
Weighted average common shares outstanding:
Basic	37,075	37,457	37,537	38,364	39,964
Diluted	37,075	37,457	37,667	38,531	40,190
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$45,503	$107,993	$246,522	$190,155	$149,313
Net cash used in investing activities	(15,173)	(44,892)	(157,849)	(26,655)	(41,571)
Net cash provided by (used in) financing activities	$(99,199)	$560	$(21,893)	$(73,565)	$(186,827)
Other Data:
Depreciation and amortization	$35,312	$40,974	$31,857	$30,477	$31,155
Capital expenditures	$32,061	$27,622	$25,763	$27,079	$42,549

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Working capital	$770,723	$908,638	$955,231	$1,023,483	$928,498
Total assets	$1,192,510	$1,399,805	$1,461,404	$1,428,250	$1,449,251
Total stockholders' equity	$1,096,162	$1,294,461	$1,356,424	$1,324,458	$1,245,192

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
During 2018, Brent crude oil prices fluctuated significantly, with a high of $86.07 per barrel, a low of $50.57 per barrel, and an average of $71.34 per barrel compared to an average of $54.15 per barrel in 2017 and $43.67 per barrel in 2016. According to the December 2018 release of the Short-Term Energy Outlook published by the EIA, Brent crude oil prices are projected to average $61.00 per barrel in 2019 and $65.00 per barrel in 2020. The International Energy Agency projected the global oil demand to grow by approximately 1.4 million barrels per day to a total of 100.6 million barrels per day in 2019 based on its December 2018 Oil Market Report.
Rig Count
Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the years ended December 31, 2018, 2017 and 2016. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	2018		2017		2016
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	56	37	58	41	83	43
Eastern Hemisphere	57	63	56	60	62	65
Asia Pacific	34	231	34	222	29	221
Total	147	331	148	323	174	329

Source: IHS—Petrodata RigBase— December 31, 2018, 2017 and 2016
According to IHS-Petrodata RigBase, as of December 31, 2018, there were 487 rigs contracted for the Company’s geographic regions (146 floating rigs and 341 jack-up rigs), which represents a 3.4% increase from the rig count of 471 rigs (148 floating rigs and 323 jack-up rigs) as of December 31, 2017. The December 31, 2017 rig count represented a 2.2% increase from the rig count on December 31, 2016 of 461 rigs (151 floating rigs and 310 jack-up rigs).
The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, at the end of 2018, 2017 and 2016, there were 121, 138 and 152 rigs, respectively, under construction. The expected delivery dates for the rigs under construction on December 31, 2018 are as follows:

	Floating Rigs	Jack-up Rigs	Total
2019	53	22	75
2020	22	11	33
2021	4	9	13
Total	79	42	121
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
In March 2018, the President of the United States issued a proclamation imposing a 25 percent global tariff on imports of certain steel products, effective March 23, 2018. The President subsequently proposed an additional 25 percent tariff on approximately $50 billion worth of imports from China, and the government of China responded with a proposal of an additional 25 percent tariff on U.S. goods with a value of $50 billion. The initial U.S. tariffs were implemented on July 6, 2018, covering $34 billion worth of Chinese goods, with another $16 billion of goods facing tariffs beginning on August 23, 2018.
In September 2018, the President directed the U.S. Trade Representative (USTR) to place additional tariffs on approximately $200 billion worth of additional imports from China. These tariffs, which took effect on September 24, 2018, initially have been set at a level of 10 percent until the end of the year, at which point the tariffs were to rise to 25 percent. However, on December 19, 2018, USTR postponed the date on which the rate of the additional duties will increase to 25 percent until March 2, 2019.
In November 2018, the United States, Mexico and Canada signed the United States-Mexico-Canada Agreement (USMCA), the successor agreement to the North American Free Trade Agreement (NAFTA), which still requires ratification by the respective governments of all three signatories before going into effect. The President has indicated that he may withdraw the United States from NAFTA in order to encourage the U.S. Congress to vote on ratification of the USMCA.
If the President imposes additional tariffs on China or withdraws from or replaces NAFTA, or if any additional tariffs or trade restrictions are initiated by or against the United States, such action could cause our cost of raw materials to increase or affect the markets for our products. However, given the uncertainty regarding the scope and duration of these trade actions by the United States and other countries, their ultimate impact on our business and operations remains uncertain.
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
The Company expects continued pressure in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Lower drilling and production activity had a negative impact on the Company’s results for the year ended December 31, 2018 and is expected to improve slightly in certain markets in 2019. A prolonged delay in the recovery of commodity prices could also lead to further material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company's results of operations.
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
Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing rental tools. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. In 2018, the Company derived 69% of its revenues from the sale of its products, 19% of its revenues from services and 12% of its revenues from leasing rental tools, compared to 77%, 14% and 9% for products, services and leasing rental tools in 2017, respectively, and 80%, 12% and 8% for products, services and leasing rental tools in 2016, respectively. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. However, existing customer equipment can be used in certain circumstances, which creates demand for services with no correlating product sales. The Company has substantial international operations, with approximately 61% of its revenues derived from foreign sales in 2018, 55% in 2017 and 66% in 2016. Substantially all of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 39% of the Company’s total revenues in 2018, 45% in 2017 and 34% in 2016.
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
The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on an over time basis. During 2018, there were 22 projects that were accounted for using the over time method, which represented approximately 16% of the Company’s total revenues and 23% of the Company’s product revenues. During 2017, there were eight projects that were accounted for using the over time method, which represented approximately 13% of the Company’s total revenues and 16% of the Company’s product revenues. During 2016, there were ten projects that were accounted for using the over time method, which represented approximately 14% of the Company’s total revenues and 17% of the Company’s product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against current earnings because of over time method of accounting.”
Cost of Sales. The principal elements of cost of sales are labor, raw materials and manufacturing overhead. Cost of sales as a percentage of revenues is influenced by the product mix sold in any particular period, costs from projects accounted for under the over time method, over/under manufacturing overhead absorption and market conditions. The Company’s costs related to its foreign operations do not significantly differ from its domestic costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs associated with sales and marketing, general corporate overhead, business development expenses, compensation expense, stock-based compensation expense, legal expenses, foreign currency transaction gains and losses and other related administrative functions. The Company’s U.K. subsidiary, whose functional currency is the British pound sterling, conducts a portion of its operations in U.S. dollars. As a result, this subsidiary holds significant monetary assets denominated in U.S. dollars. These monetary assets are subject to changes in exchange rates between the U.S. dollar and the British pound sterling, which has resulted in pre-tax non-cash foreign currency gains during the year ended December 31, 2018 totaling $1.0 million.
Engineering and Product Development Expenses. Engineering and product development expenses consist of new product development and testing, as well as application engineering related to customized products.
Impairment, Restructuring and Other Charges. Impairment, restructuring and other charges consist of certain goodwill, inventory, long-lived assets and other restructuring costs of $38.6 million, $32.1 million, $14.9 million and $13.0 million, respectively, which occurred in connection with our preparation and review of financial statements for the year ended December 31, 2018.
For the year ended December 31, 2017, the balance consisted of certain inventory and fixed asset write-downs of $27.4 million and $33.6 million, respectively. For more detail, see "Impairment, Restructuring and Other Charges", Note 8 of Notes to Consolidated Financial Statements and "Goodwill", Note 9 of Notes to Consolidated Financial Statements.
Income Tax Provision. Income tax benefit for 2018 was $19.3 million on net loss before taxes of $115.0 million, resulting in an effective income tax rate of 16.8%. Income tax expense in 2017 was $35.0 million on net loss before taxes of $65.6 million, resulting in an effective tax rate of approximately negative 53%.  The change in the 2018 effective income tax rate was primarily impacted by the recording of a valuation allowance against the net U.S. deferred tax assets as well as those in various foreign countries, goodwill impairment, and the impact of US Tax Reform and foreign tax credits.

Results of Operations
The following table sets forth, for the periods indicated, certain consolidated statement of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2018	2017	2016
Revenues:
Products	68.9%	77.1%	80.4%
Services	18.8	13.6	11.9
Leasing	12.3	9.3	7.7
Total revenues	100.0	100.0	100.0
Cost of sales:
Products	52.1	54.0	49.8
Services	16.1	11.7	9.8
Leasing	2.3	1.3	1.4
Total cost of sales	70.5	67.0	61.0
Selling, general and administrative	27.0	25.5	9.9
Engineering and product development	10.2	9.3	8.2
Impairment, restructuring and other charges	25.6	13.4	—
Gain on sale of assets	(1.6)	—	—
Total costs and expenses	131.7	115.2	79.1
Operating income	(31.7)	(15.2)	20.9
Interest income	2.1	0.8	0.6
Interest expense	(0.1)	—	—
Income before income taxes	(29.7)	(14.4)	21.5
Income tax provision	(5.0)	7.7	4.2
Net income	(24.7)%	(22.1)%	17.3%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Revenues:
Products:
Subsea equipment	$209.1	$291.2	$375.3
Downhole tools	32.2	33.4	6.9
Surface equipment	19.6	14.5	16.7
Offshore rig equipment	4.1	12.1	34.1
Total products	265.0	351.2	433.0
Services	72.4	61.9	64.1
Leasing	47.2	42.4	41.6
Total revenues	$384.6	$455.5	$538.7

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenues. Revenues decreased by $70.9 million, or approximately 16%, to $384.6 million in 2018 from $455.5 million in 2017. The overall decrease in revenue was driven by lower product revenues of $86.2 million, partially offset by an increase in service revenues of $10.5 million and leasing revenues of $4.8 million. Product revenues decreased by approximately $86.2 million for the year ended December 31, 2018 compared to the same period in 2017 as a result of decreased revenues of $82.1 million in subsea equipment, $8.0 million in offshore rig equipment and $1.2 million in downhole tools, offset by increased revenues of $5.1 million from surface equipment sales. Product revenues decreased in the Western Hemisphere by $46.9 million and in Asia Pacific by $41.3 million, partially offset by increased revenues in the Eastern Hemisphere of $2.0 million. The overall decreased revenues were largely due to decreases in the demand for exploration and production equipment, especially subsea equipment, as a result of deteriorating and sustained low oil and gas prices in 2018 and 2017. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over-time method, market conditions and customer demand. Service revenues increased by approximately $10.5 million, resulting from increased service revenues in the Western Hemisphere of $4.1 million, in Asia Pacific of $4.0 million and in the Eastern Hemisphere of $2.4 million. The increase in service revenues was largely due to increased technical advisory assistance and reconditioning of customer-owned property. Leasing revenues increased by approximately $4.8 million for the year ended December 31, 2018 compared to the same period in 2017 as a result of increased rental tool sales of $4.8 million in Asia Pacific and $2.8 million in the Eastern Hemisphere, partially offset by a decrease of $2.8 million in the Western Hemisphere.
Cost of Sales. Cost of sales decreased by $33.9 million, or 11%, to $271.5 million for 2018 from $305.4 million for 2017. As a percentage of revenues, cost of sales was approximately 71% in 2018 and 67% in 2017. Cost of sales as a percentage of revenue increased in 2018, primarily as a result of unabsorbed manufacturing costs, product mix and pricing concessions.
Selling, General and Administrative Expenses. For 2018, selling, general and administrative expenses decreased by approximately $12.3 million, or 11%, to $104.0 million from $116.3 million in 2017. The Company experienced a non-cash pre-tax foreign currency transaction gain of $1.0 million for the year ended December 31, 2018, compared to an $8.3 million loss for the same period in 2017. The decrease is primarily due to lower employee costs of $5.5 million and lower insurance costs of $1.7 million, offset by increases in Corporate costs of $1.4 million and other various costs of $2.8 million. Severance costs were incurred during 2018; however, these are considered part of the restructuring plan and are included within the "Impairment, restructuring and other charges" line in our consolidated statement of operations. For the year ended December 31, 2017, we incurred $3.0 million in severance costs. Selling, general and administrative expenses as a percentage of revenues increased to 27% for the year ended December 31, 2018 from 26% for the same period of 2017.
Engineering and Product Development Expenses. For 2018, engineering and product development expenses decreased by approximately $2.8 million, or 7%, to $39.4 million from $42.2 million in 2017, primarily due to a reduction in payroll related expenses. Engineering and product development expenses as a percentage of revenues increased to 10% in 2018 from 9% in 2017, largely due to the decrease in revenues.
Impairment, Restructuring and Other Charges. In December 2018, the overall offshore market conditions declined. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential delays associated with certain of our long term projects. Further, in December 2018 due to the decline in our stock price, our market capitalization dropped below the carrying value of our assets. As a result, an interim goodwill impairment analysis was performed in connection with the preparation and review of financial statements for the year ended December 31, 2018. Based on this analysis, we recorded an impairment loss of $38.6 million for our Western Hemisphere reporting unit for the year ended December 31, 2018. No goodwill impairment losses were recorded for the years ended December 31, 2017 and 2016. For further information, see "Goodwill", Note 9 of Notes to Consolidated Financial Statements.
Additionally, we incurred restructuring, long-lived asset impairments and other charges associated with the cost reduction plan of $60.0 million during the year ended December 31, 2018.
We recognized an impairment during the year ended December 31, 2017 of approximately $33.6 million related to inventory and $27.4 million related to fixed assets, as a result of decreased Brent crude (Brent) prices and certain asset utilization. For further discussion, see "Impairment, Restructuring and Other Charges", Note 8 of Notes to Consolidated Financial Statements.
Income Tax Provision. Income tax benefit for 2018 was $19.3 million on net loss before taxes of $115.0 million, resulting in an effective income tax rate of 16.8%. Income tax expense in 2017 was $35.0 million on net loss before taxes of $65.6 million, resulting in an effective tax rate of approximately negative 53%.  The change in the effective income tax rate was primarily impacted by the change in valuation allowance against the net U.S. deferred tax assets as well as those in various foreign countries, change in uncertain tax positions versus the prior year, goodwill impairment, and the impact of US Tax Reform and foreign tax credits.
Net Income (Loss). Net loss was approximately $95.7 million in 2018, compared to $100.6 million in 2017, for the reasons set forth above.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues. Revenues decreased by $83.2 million, or approximately 15%, to $455.5 million in 2017 from $538.7 million in 2016. The overall decrease in revenues was impacted by a 6.4% decrease in the average contracted offshore rig count (including floating and jack-up rigs) in 2017 as compared to 2016. Product revenues decreased by approximately $81.8 million for the year ended December 31, 2017 compared to the same period in 2016 as a result of decreased revenues of $84.1 million in subsea equipment, $2.2 million in surface equipment and $22.0 million in offshore rig equipment, partially offset by an increase in product revenues of $26.5 million related to downhole tool sales. Product revenues decreased in the Western Hemisphere by $37.3 million, in Asia Pacific by $7.4 million and in the Eastern Hemisphere by $37.2 million. The decreased revenues were largely due to decreases in the demand for exploration and production equipment, especially subsea equipment, as a result of deteriorating oil and gas prices in 2015 and 2016. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand. Service revenues decreased by approximately $2.2 million, resulting from decreased service revenues in the Eastern Hemisphere of $6.4 million, partially offset by increased service revenues in Asia Pacific of $3.0 million and in the Western Hemisphere of $1.2 million. Leasing revenues increased by $0.8 million, resulting from increased leasing revenues of $0.8 million and $0.4 million in the Asia Pacific and Western Hemisphere regions, respectively, partially offset by a decrease in the Eastern Hemisphere of $0.4 million. The decrease in service and leasing revenues was largely due to the decline in oil and gas prices leading to decreased exploration and production activities.
Cost of Sales. Cost of sales decreased by $23.0 million, or 7.0%, to $305.4 million for 2017 from $328.4 million for 2016. As a percentage of revenues, cost of sales was approximately 67.1% in 2017 and 61.0% in 2016. Cost of sales as a percentage of revenue increased in 2017, primarily as a result of unabsorbed manufacturing costs, product mix and pricing concessions, as well as the inclusion of a full year of expenses from the TIW business.
Selling, General and Administrative Expenses. For 2017, selling, general and administrative expenses increased by approximately $62.9 million, or 118.4%, to $116.1 million from $53.1 million in 2016. The Company experienced a non-cash pre-tax foreign currency transaction loss of $8.3 million for the year ended December 31, 2017, compared to a gain of $31.7 million for the same period in 2016. In addition, the Company recognized recurring TIW expenses of $25.1 million for the year ended December 31, 2017 compared to $5.3 million for the year ended December 31, 2016. Severance costs totaled $3.0 million for the year ended December 31, 2017, compared to $2.0 million severance costs for the same period of 2016. Corporate expenses totaled $36.7 million and $33.7 million for the year ended December 31, 2017 and 2016, respectively. These increases in costs were partially offset by lower selling costs in the Eastern Hemisphere of $1.0 million for the year ended December 31, 2017 as a result of reduced headcount and salary reductions in the region. Selling, general and administrative expenses as a percentage of revenues increased to 25.5% for the year ended December 31, 2017 from 9.9% for the same period of 2016.
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
Impairment, Restructuring and Other Charges. In connection with our preparation and review of financial statements for the year ended December 31, 2017, after considering current Brent consensus forecasts and expected rig counts for the foreseeable future, we determined the carrying amount of certain of our long-lived assets in the Western Hemisphere exceeded the fair values of such assets due to projected declines in asset utilization, and that the cost of some of our worldwide inventory exceeded its market value. As a result, we recorded corresponding impairments and other charges. Primarily as a result of the factors described above, we recorded charges of approximately $33.6 million related to inventory and $27.4 million related to fixed assets. No additional impairments were recorded during the three months ended December 31, 2017. Additionally, no impairments of long-lived assets were recorded in 2016 or 2015.
Income Tax Provision. Income tax expense for 2017 was $35.0 million on net loss before taxes of $65.6 million, resulting in an effective income tax rate of approximately negative 53%. Income tax expense in 2016 was $22.6 million on income before taxes of $115.9 million, resulting in an effective tax rate of approximately 19.5%.  The change in the effective income tax rate was primarily impacted by the effects of US Tax Reform where estimated provisional reserves were established for the re-measurement of deferred tax assets, for the one-time transition tax, the recording of a valuation allowance against the net U.S. deferred tax assets as well as those in various foreign countries, and various credits and deductions in the U.K.
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
Adjusted EBITDA
We calculate Adjusted EBITDA as one of the indicators to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure and certain other items, including those that affect the comparability of operating results. This measurement is used in concert with net income, its most directly comparable financial measure, and net cash from operating activities, which measures actual cash generated in the period.  In addition, we believe that Adjusted EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance, ability to pursue and service possible debt opportunities and analyze possible future capital expenditures.  Adjusted EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income, as measured under U.S. generally accepted accounting principles.  The items excluded from Adjusted EBITDA, but included in the calculation of reported net income, are significant components of the consolidated statements of income and must be considered in performing a comprehensive assessment of overall financial performance.  Our calculation of Adjusted EBITDA may not be consistent with calculations of Adjusted EBITDA used by other companies.
The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net Income (Loss)	$(95,695)	$(100,639)	$93,221
Add:
Interest (income) expense	(7,749)	(3,492)	(3,009)
Income tax expense (benefit)	(19,294)	34,995	22,647
Depreciation and amortization expense	35,312	40,974	31,857
Restructuring costs, including severance	13,071	5,170	5,476
Long-lived asset, inventory and goodwill impairments	85,531	60,968	—
Gain on sale of assets	(6,198)	—	—
Foreign currency loss (gain)	(1,007)	8,292	(31,764)
Stock compensation expense	13,459	14,270	12,217
Adjusted EBITDA (1)	$17,430	$60,538	$130,645
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

Liquidity and Capital Resources
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$45,503	$107,993	$246,522
Net cash used in investing activities	(15,173)	(44,892)	(157,849)
Net cash provided by (used in) financing activities	(99,199)	560	(21,893)
	(68,869)	63,661	66,780
Effect of exchange rate changes on cash activities	(6,211)	6,022	(24,619)
Increase (decrease) in cash and cash equivalents	$(75,080)	$69,683	$42,161
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
The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools, (ii) to fund working capital and (iii) to fund the repurchase of the Company's shares. The Company’s principal source of funds is cash flows from operations. As of December 31, 2018, the Company had availability of $52.2 million under the ABL Credit Facility. The Company may use its liquidity for, among other things, the support of the Company's research and development efforts, the funding of key projects and spending required by any upturn in the Company's business and the pursuit of possible acquisitions.
Net cash provided by operating activities in 2018 decreased by approximately $62.5 million, primarily due to decreases resulting from the change in operating assets and liabilities of $71.3 million, offset by a decreased net loss of $4.9 million between 2018 and 2017 and increases in non-operating assets and liabilities of approximately $3.9 million. Decreases in the change in operating assets and liabilities of $71.3 million related to the change in trade receivables of $38.0 million as a result of increased settlements with customers during 2018, prepaid and other assets of $25.2 million and trade accounts payable and accrued expenses of $20.5 million, offset by increases in inventory of $12.3 million as a result of reductions in customer orders and efforts to utilize existing inventory and other costs of $0.3 million. Net cash provided by operating activities decreased $138.5 million in 2017 compared to 2016, primarily due to the transition to a net loss of $100.6 million compared to net income in 2016 of $93.2 million.
Net loss increased by $4.9 million to $95.7 million in 2018 from a net loss of $100.6 million in 2017. Net income decreased by $193.8 million to a net loss of $100.6 million in 2017 from net income of $93.2 million in 2016. The reasons for the changes in net income (loss) are set forth in the “Results of Operations” section above.
The change in operating assets and liabilities of $75.6 million during 2017 primarily related to decreases in inventories of $64.3 million as a result of reductions in customer orders and efforts to utilize existing inventory, as well as decreases in deferred income taxes as a result of the newly implemented tax legislation in December 2017 of $24.5 million, decreases in accounts receivable of $21.9 million, and decreases in accounts payable and accrued expenses of $1.6 million.
Net cash used in investing activities decreased by approximately $29.7 million due to increased capital expenditures related to facilities in the Western and Asia Pacific Hemispheres, partially offset by increased proceeds related to sales of assets and no acquisitions occurring in 2018. Capital expenditures by the Company were $32.1 million, $27.6 million and $25.8 million in 2018, 2017 and 2016, respectively. Capital expenditures in 2018, 2017 and 2016 included expanding worldwide manufacturing facilities as well as increased expenditures on machinery and equipment and running tools. Capital expenditures in 2018 included $14.0 million for facilities, $12.6 million for rental tools, $2.9 million for machinery and equipment and other expenditures of $2.6 million. Capital expenditures in 2017 were primarily $15.7 million for facilities, $5.5 million for machinery and equipment, $5.6 million for running tools and other expenditures of $0.8 million. Capital expenditures in 2016 were comprised of $10.8 million for facilities, $6.0 million for machinery and equipment, $7.9 million for running tools and other expenditures of $1.1 million.
The Company acquired The Technologies Alliance Inc. d/b/a OilPatch Technologies (OPT) for approximately $19.9 million, net of cash and working capital adjustments, during the first quarter of 2017.

Repurchase of Equity Securities
On February 26, 2015, the Company announced that the Board of Directors had authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. As part of the repurchase plan, the Company repurchased 400,500 shares under this plan for a total of $24.2 million during 2017. All repurchased shares were subsequently cancelled.
On July 26, 2016, the Board of Directors authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. During the year ended December 31, 2018, we purchased, and subsequently cancelled, 1,991,206 shares for $100.0 million. The repurchase plan was completed on October 19, 2018. All repurchased shares have been cancelled as of December 31, 2018. Refer to "Item 5 - Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities" for further discussion.
On February 26, 2019, the Company announced that the Board of Directors had authorized a new stock repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock. The repurchase program has no set expiration date. Repurchases under the program will be made through open market purchases, privately negotiated transactions or plans, instructions or contracts established under Rule 10b5-1 under the Exchange Act. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or superseded at any time at the Company’s discretion. Any repurchased shares are expected to be cancelled. No repurchases have been made pursuant to this program at the time of this filing.
Contractual Obligations
The following table presents long-term contractual obligations of the Company and the related payments in total and by year as of December 31, 2018:

	Payments Due by Year
Contractual Obligations	2019	2020	2021	2022	2023	After 2023	Total
	(In millions)
Operating lease obligations	$2.0	1.5	0.8	0.5	0.4	4.2	$9.4
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
As of December 31, 2018, the availability under the ABL Credit Facility was $52.2 million, after taking into account the outstanding letters of credit of approximately $1.7 million issued under the facility. For additional information on the ABL Credit Facility, see "Asset Backed Loan (ABL) Credit Facility," Note 14 of Notes to Consolidated Financial Statements.
Backlog
Backlog typically consists of firm customer orders of Dril-Quip products for which a purchase order, signed contract or letter of award has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time.
The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in the commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog was approximately $270.0 million at December 31, 2018 and $207.3 million at December 31, 2017. The backlog at the end of 2018 represents an increase of approximately $62.7 million, or 30.2% from the end of 2017. The Company’s backlog balance during 2018 was negatively impacted by translation adjustments of approximately $3.1 million, due primarily to the weakening of the U.S. dollar and by approximately $11.7 million in cancellations.
The following table represent the change in backlog.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Beginning Backlog	$207,303	$317,579	$684,945
Bookings:
Product	342,474	241,235	179,693
Service	72,414	61,945	64,094
Leasing	47,160	42,392	41,625
Cancellation/Revision adjustments	(11,675)	(3,105)	(112,770)
Translation adjustments	(3,082)	2,726	(1,277)
Total Bookings	447,291	345,193	171,365
Revenues:
Product	265,052	351,132	433,012
Service	72,414	61,945	64,094
Leasing	47,160	42,392	41,625
Total Revenue	384,626	455,469	538,731
Ending Backlog (1)	$269,968	$207,303	$317,579
(1) The backlog data shown above includes all bookings as of December 31, 2018, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As of December 31, 2018, approximately $84 million related to contract awards is included in our backlog. As a result, this table above will not agree to the disclosed performance obligations of $42.0 million within "Revenue Recognition (Adoption of ASC 606)", Note 5 of Notes to Consolidated Financial Statements.
During the first quarter of 2018, Dril-Quip Asia-Pacific Pte Ltd. was awarded a contract to supply top-tensioned riser (TTR) systems and related services for the development of the CRD Project located offshore Vietnam operated by Repsol with the participation of Mubadala, PVEP and PetroVietnam.  The CRD Project is included within the backlog balance presented in the table above; however, due to ongoing territorial discussions between China and Vietnam, the CRD Project may experience continued delays or cancellation.
The Company expects to fill approximately 70% to 80% of the December 31, 2018 product backlog by December 31, 2019. The remaining backlog at December 31, 2018 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times. In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petrobras, Brazil’s national oil company. Following an interim amendment to extend the term of the contract pending the resolution of discussions, the Company entered into an amendment on October 17, 2016 to extend the duration of the contract until July 2020. The contract was valued at $650.0 million, net of Brazilian taxes, at exchange rates in effect at that time (approximately $342.2 million based on the December 31, 2018 exchange rate of 3.8748 Brazilian real to 1.00 U.S. dollar) if all the equipment under the contract was ordered. Amounts are included in the Company’s backlog as purchase orders under the contract are received. Revenues of approximately $164.0 million have been recognized on this contract through December 31, 2018. As of December 31, 2018, the Company’s backlog included $9.3 million of purchase orders under this Petrobras contract. The Company has not recognized revenue of approximately $1.0 million as of December 31, 2018 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. As part of the amendment to the contract, Petrobras agreed to issue purchase orders totaling a minimum of approximately $25.3 million (based on current exchange rates) before 2019. As of December 31, 2018, Petrobras had issued a total of three purchase orders (one during each year of 2016, 2017 and 2018) totaling the committed amount. The Company cannot provide assurance that Petrobras will order all of the equipment under the contract. See “Item 1A. Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”

Geographic Segments
The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil. Revenues for each of these segments are dependent upon the ultimate sale of products and services to the Company’s customers. For information on revenues by geographic segment, see "Geographic Segments", Note 16 of Notes to Consolidated Financial Statements.
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
The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contracts. The Company had, net of income taxes, a transaction gain of $0.8 million in 2018, a transaction loss in $4.0 million in 2017 and a transaction gain of $25.6 million in 2016. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. The Company has put in place an active cash management process to convert excess foreign currency and concentrate this cash in certain of our holding company bank accounts to minimize foreign currency risk and increase investment income.
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
Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2018 and 2017, receivables included $57.0 million and $41.0 million of unbilled receivables, respectively. For the year ended December 31, 2018, there were 22 projects representing approximately 16% of the Company’s total revenues and approximately 23% of its product revenues, and eight projects during 2017 representing approximately 13% of the Company’s total revenues and approximately 16% of its product revenues, which were accounted for using over time method of accounting.
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
Inventory Reserves. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The Company determines the reserve percentages based on an analysis of stocking levels, historical sales levels and future sales forecasts anticipated for inventory items by product type. The inventory values have been reduced by a reserve for excess and slow-moving inventories of $108.6 million and $83.6 million as of December 31, 2018 and 2017, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.
Goodwill and indefinite-lived intangible assets. For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. We complete our annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of each of our reporting unit’s net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a discounted cash flow approach. We selected this valuation approach because we believe it, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for each of our reporting units. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital ("discount rates"), a terminal growth value, and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value.
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
New Accounting Standards
The information set forth under Note 3 of Notes to Consolidated Financial Statements under the caption "New Accounting Standards" is incorporated herein by reference.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign currency exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company from December 31, 2017.
Foreign Currency Exchange Rate Risk
Through its subsidiaries, the Company conducts a portion of its business in currencies other than the United States dollar. There is no assurance that the Company will be able to protect itself against currency fluctuations in the future. In periods where the dollar is strong as compared to other currencies, it is possible that foreign sales may reflect a decline in profits due to translation. It does not appear the Company’s sales have experienced significant profit declines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Currency Risk” in Item 7 of this report.
The Company uses a sensitivity analysis model to measure the potential impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would have resulted in a decrease in revenues of approximately $13.0 million and an increase in net income of approximately $0.1 million for 2018. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

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
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dril-Quip, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 27, 2019

We have served as the Company’s auditor since 2014.

DRIL-QUIP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Revenues:
Products	$265,052	$351,132	$433,012
Services	72,414	61,945	64,094
Leasing	47,160	42,392	41,625
Total revenues	384,626	455,469	538,731
Cost and expenses:
Cost of sales:
Products	200,494	246,005	268,405
Services	62,109	53,303	52,611
Leasing	8,896	6,086	7,388
Total cost of sales	271,499	305,394	328,404
Selling, general and administrative	104,039	116,251	53,246
Engineering and product development	39,422	42,160	44,325
Impairment, restructuring and other charges	98,602	60,968	—
Gain on sale of assets	(6,198)	(168)	(103)
Total costs and expenses	507,364	524,605	425,872
Operating income (loss)	(122,738)	(69,136)	112,859
Interest income	8,040	3,564	3,037
Interest expense	(291)	(72)	(28)
Income (loss) before income taxes	(114,989)	(65,644)	115,868
Income tax provision (benefit)	(19,294)	34,995	22,647
Net income (loss)	$(95,695)	$(100,639)	$93,221

Earnings (loss) per common share:
Basic	$(2.58)	$(2.69)	$2.48
Diluted	$(2.58)	$(2.69)	$2.47
Weighted average common shares outstanding:
Basic	37,075	37,457	37,537
Diluted	37,075	37,457	37,667

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income (loss)	$(95,695)	$(100,639)	$93,221
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(18,823)	24,117	(49,141)
Total comprehensive income (loss)	$(114,518)	$(76,522)	$44,080

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$418,100	$493,180
Trade receivables, net	202,165	191,629
Inventories, net	191,194	291,087
Prepaids and other current assets	41,522	32,653
Total current assets	852,981	1,008,549
Property, plant and equipment, net	274,123	284,247
Deferred income taxes	7,995	5,364
Goodwill	7,714	47,624
Intangible assets	34,974	38,408
Other assets	14,723	15,613
Total assets	$1,192,510	$1,399,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,693	$33,480
Accrued income taxes	3,138	24,714
Customer prepayments	9,648	4,767
Accrued compensation	10,537	11,412
Other accrued liabilities	32,242	25,538
Total current liabilities	82,258	99,911
Deferred income taxes	2,466	3,432
Income tax payable	9,623	—
Other long-term liabilities	2,001	2,001
Total liabilities	96,348	105,344
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	—	—
Common stock:
100,000,000 shares authorized at $0.01 par value at December 31, 2018 and 2017, 36,264,001 and 38,132,693 issued and outstanding at December 31, 2018 and 2017	376	372
Additional paid-in capital	34,953	20,083
Retained earnings	1,205,946	1,400,296
Accumulated other comprehensive losses	(145,113)	(126,290)
Total stockholders' equity	1,096,162	1,294,461
Total liabilities and stockholders' equity	$1,192,510	$1,399,805

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Operating activities
Net income (loss)	$(95,695)	$(100,639)	$93,221
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	35,312	40,974	31,857
Stock-based compensation expense	13,459	14,270	12,217
Impairment, restructuring and other non-cash charges	98,602	60,968	—
Loss (gain) on sale of equipment	(6,198)	(168)	(103)
Deferred income taxes	(4,091)	17,231	(3,400)
Changes in operating assets and liabilities:
Trade receivables, net	(11,855)	26,112	106,544
Inventories, net	49,926	37,642	7,873
Prepaids and other assets	(15,084)	10,107	9,816
Excess tax benefits of stock options and awards	—	—	(135)
Accounts payable and accrued expenses	(18,755)	1,765	(11,368)
Other, net	(118)	(269)	—
Net cash provided by operating activities	45,503	107,993	246,522
Investing activities
Purchase of property, plant and equipment	(32,061)	(27,622)	(25,763)
Proceeds from sale of equipment	16,888	3,170	357
Acquisition of business, net of cash acquired	—	(20,440)	(132,443)
Net cash used in investing activities	(15,173)	(44,892)	(157,849)
Financing activities
Proceeds from exercise of stock options	1,616	560	2,206
Excess tax benefits of stock options and awards	—	—	135
ABL Credit Facility issuance costs	(815)	—	—
Repurchase of common shares	(100,000)	—	(24,234)
Net cash provided by (used) in financing activities	(99,199)	560	(21,893)
Effect of exchange rate changes on cash activities	(6,211)	6,022	(24,619)
Increase (decrease) in cash and cash equivalents	(75,080)	69,683	42,161
Cash and cash equivalents at beginning of year	493,180	423,497	381,336
Cash and cash equivalents at end of year	$418,100	$493,180	$423,497

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance at December 31, 2015	$378	$—	$1,425,344	$(101,264)	$1,324,458
Foreign currency translation adjustment	—	—	—	(49,141)	(49,141)
Net income	—	—	93,221	—	93,221
Comprehensive income	—	—	—	—	44,080
Options exercised and awards vested (163,547 shares)	1	2,205	—	—	2,206
Stock option expense	—	12,217	—	—	12,217
Excess tax benefits - stock options and awards	—	(2,241)	—	—	(2,241)
Repurchase of common stock (400,500 shares)	(4)	(6,713)	(17,517)	—	(24,234)
Other			(60)	(2)	(62)
Balance at December 31, 2016	375	5,468	1,500,988	(150,407)	1,356,424
Foreign currency translation adjustment	—	—	—	24,117	24,117
Net loss	—	—	(100,639)	—	(100,639)
Comprehensive loss	—	—	—	—	(76,522)
Options exercised and awards vested (208,163 shares)	—	560	—	—	560
Stock option expense	—	14,270	—	—	14,270
Other	(3)	(215)	(53)	—	(271)
Balance at December 31, 2017	372	20,083	1,400,296	(126,290)	1,294,461
Foreign currency translation adjustment	—	—	—	(18,823)	(18,823)
Net loss	—	—	(95,695)	—	(95,695)
Comprehensive loss					(114,518)
Repurchase of common stock (1,991,206 shares)	(20)	—	(99,980)	—	(100,000)
Options exercised and awards vested (261,055 shares)	25	1,591	—	—	1,616
Stock option expense	—	13,459	—	—	13,459
ASC 606 Implementation	—	—	1,683	—	1,683
Other	(1)	(180)	(358)	—	(539)
Balance at December 31, 2018	$376	$34,953	$1,205,946	$(145,113)	$1,096,162

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
The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has major manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd., located in Singapore; and Dril-Quip do Brasil LTDA, located in Macae, Brazil. Other operating subsidiaries include TIW Corporation (TIW) and Honing, Inc., both located in Houston, Texas; DQ Holdings Pty. Ltd., located in Perth, Australia; Dril-Quip Cross (Ghana) Ltd., located in Takoradi, Ghana; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; Dril-Quip (Nigeria) Ltd., located in Port Harcourt, Nigeria; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China, with branches in Shezhen and Beijing, China; Dril-Quip Qatar LLC, located in Doha, Qatar; Dril-Quip TIW Mexico S.A. de C.V., located in Villahermosa, Mexico; TIW de Venezuela S.A., located in Anaco, Venezuela and with a registered branch located in Shushufindi, Ecuador; TIW (UK) Limited, located in Aberdeen, Scotland; TIW Hungary LLC, located in Szolnok, Hungary; and TIW International LLC, with a registered branch located in Singapore. For a listing of all of Dril-Quip's subsidiaries, please see Exhibit 21.1 to this report.
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
Inventory Reserves. Periodically, obsolescence reviews are performed on slow-moving inventories and reserves are established based on current assessments about future demands and market conditions. The Company determines the reserve percentages based on an analysis of stocking levels, historical sales levels and future sales forecasts anticipated for inventory items by product type. The inventory values have been reduced by a reserve for excess and slow-moving inventories of $108.6 million and $83.6 million as of December 31, 2018 and 2017, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.
Property, Plant and Equipment
Property, plant and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives. We capitalize costs incurred to enhance, improve and extend the useful lives of our property and equipment and expense costs incurred to repair and maintain the existing condition of our assets.
Goodwill and indefinite-lived intangible assets. For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. We complete our annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of each of our reporting unit’s net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a discounted cash flow approach. We selected this valuation approach because we believe it, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for each of our reporting units. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital ("discount rates"), a terminal growth value, and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value.
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
Restructuring costs and other charges
As a result of unfavorable market conditions, combined with the impact of decreased capital expenditure budgets within the industry driven by sustained low oil prices, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities in the second quarter of 2018. We incurred restructuring and other charges associated with the cost reduction plan of $60.0 million during the year ended December 31, 2018. Costs incurred for employee termination benefits during the year ended December 31, 2018 were $7.3 million. Additionally, we incurred non-cash inventory and long-lived asset write-downs of approximately $32.1 million and $14.9 million, respectively, as a result of expected changes in our business structure and where specific products are manufactured. Remaining costs incurred of approximately $5.7 million related to professional fees for consulting services for the strategic planning and implementation efforts. These charges are reflected as "Impairment, restructuring and other charges" in our consolidated statement of operations. We did not incur restructuring charges during the years ended December 31, 2017 and 2016.
Additionally, in connection with our preparation and review of the financial statements for the year ended December 31, 2018, we recorded an impairment charge of $38.6 million for the fourth quarter of 2018 as a result of our updated assessment of current market conditions and restructuring efforts. For further information, see Note 9, Goodwill.
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
Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2018 and 2017, receivables included $57.0 million and $41.0 million of unbilled receivables, respectively. For the year ended December 31, 2018, there were 22 projects representing approximately 16% of the Company’s total revenues and approximately 23% of its product revenues, and eight projects during 2017 representing approximately 13% of the Company’s total revenues and approximately 16% of its product revenues, which were accounted for using over time method of accounting.
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
Lease revenues
The Company earns lease revenues from the rental of running tools. Rental revenues are recognized within leasing revenues on a dayrate basis over the lease term.
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
Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. The Company experienced exchange losses (gains) of approximately $(0.8) million, $12.7 million and $(25.6) million during the year ended December 31, 2018, 2017 and 2016, respectively, net of income taxes. These amounts are included in selling, general and administrative costs in the Consolidated Statements of Income on a pre-tax basis.
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

3. New Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 “Leases (Topic 842)” to increase transparency and comparability among organizations by requiring (1) recognition of lease assets and lease liabilities on the balance sheet and (2) disclosure of key information about leasing arrangements. Topic 842 is effective for fiscal years and interim periods beginning after December 15, 2018. A modified retrospective approach is required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. We expect to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We additionally expect to use the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. We will adopt this guidance at the adoption date of January 1, 2019, using the transition method that allows us to initially apply Topic 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We do not expect to recognize a material adjustment to retained earnings upon adoption. We are additionally assessing the impact of Topic 842 on our internal controls over financial reporting.
We determine if an arrangement is a lease at inception. We lease certain offices, shop and warehouse facilities, automobiles and equipment under both operating and capital lease arrangements. Capital leases are expected to be accounted for as finance leases upon adoption of Topic 842, and we do not expect any significant changes to the accounting for such leases upon adoption. Under Topic 842, operating leases result in the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Under Topic 842, operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, upon adoption of Topic 842, we will use our estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets will also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease that we are reasonably certain to exercise. Lease expense under Topic 842 will be recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, and we expect to account for the lease and non-lease components as a single lease component under Topic 842.
The adoption of Topic 842 will have an estimated $7.1 million impact on our consolidated balance sheet based on our current portfolio of leases due to the recognition of the ROU assets and lease liabilities. The adoption of Topic 842 is not expected to have a material impact on our consolidated income statement or our consolidated cash flow statement. Because of the transition method we will use to adopt Topic 842, Topic 842 will not be applied to periods prior to adoption and the adoption of Topic 842 will have no impact on our previously reported results. The future minimum lease payments for our operating leases as of December 31, 2018 are discussed in Note 15 to the consolidated financial statements. The undiscounted total of such payments was $9.4 million. Upon adoption of Topic 842, we expect to recognize operating lease ROU assets and lease liabilities that reflect the present value of these future payments. After the adoption of Topic 842, we will first report the operating lease ROU assets and lease liabilities as of March 31, 2019 based on our lease portfolio as of that date.
The components of our historic lease expense and the future lease payments are discussed in Note 13 to the consolidated financial statements. The capital leases addressed in Note 14 are expected to be accounted for as finance leases upon adoption of Topic 842, and we do not expect any significant changes to the accounting for such leases upon adoption.
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
We recognized the cumulative effect of the initial application of the new revenue standard as an increase to the opening balance of retained earnings at January 1, 2018 for $1.7 million. Therefore, the comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.
A majority of the Company's revenues are not subject to the new revenue standard. The adoption of ASC 606 resulted in a decrease of approximately $1.6 million in our results from operations for the year ended December 31, 2018 and did not have a material impact on the Company's consolidated financial position, results of operations, equity or cash flows. A majority of our product revenues continues to be recognized when products are shipped from our facilities.

4. Business Acquisitions
TIW Acquisition
On October 14, 2016, the Company entered into an agreement with Pearce Industries, Inc. to acquire all the outstanding common stock, par value $100.00 per share, of TIW for a cash purchase price of $142.7 million, which was subject to customary adjustments for cash and working capital. The acquisition closed on November 10, 2016 with the intention to strengthen the Company's liner hanger sales and increase market share. Additionally, the acquisition of TIW gave Dril-Quip a presence in the onshore oil and gas market. Total acquisition costs through December 31, 2017 in connection with the purchase of TIW were $2.5 million and were expensed in general and administrative costs.
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

5. Revenue Recognition (Adoption of ASC 606)
Revenues from contracts with customers consisted of the following:

	Twelve months ended
	December 31, 2018
	Western Hemisphere	Eastern Hemisphere	Asia-Pacific	Intercompany	Total
	(In thousands)
Product Revenues	$170,282	$71,719	$23,051	$—	$265,052
Service Revenues	40,958	19,687	11,769	—	72,414
Total	$211,240	$91,406	$34,820	$—	$337,466

Contract Balances
Balances related to contracts with customers consisted of the following:
Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2017	$41,825
Additions	63,379
Transfers to Accounts Receivable	(22,016)
Contract Assets at December 31, 2018	$83,188
Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2017	$4,767
Additions	114,236
Revenue Recognized	(109,355)
Contract Liabilities at December 31, 2018	$9,648
Receivables, which are included in trade receivables, net, were $190.3 million and $136.5 million for the years ended December 31, 2018 and 2017, respectively. The amount of revenues from performance obligations satisfied (or partially satisfied) in previous periods was $12.1 million for the year ended December 31, 2018. The contract liabilities primarily relate to advance payments from customers and are included in "Customer prepayments" in our accompanying consolidated balance sheets. The contract assets primarily relate to unbilled amounts typically resulting from sales under contracts when the over time method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer and is included in "Trade receivables, net" in our accompanying consolidated balance sheets. Contract assets are transferred to the receivables when the rights become unconditional.
Obligations for returns and refunds were considered immaterial as of December 31, 2018.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $42.0 million as of December 31, 2018. The Company expects to recognize revenue on approximately 98% and 2% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.
The Company applies the practical expedient available under the new revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

6. Inventories, net
Inventories consist of the following:

	December 31,
	2018	2017
	(In thousands)
Raw materials and supplies	$55,878	$70,188
Work in progress	51,251	65,382
Finished goods	192,632	239,083
	299,761	374,653
Less: allowance for obsolete and excess inventory	(108,567)	(83,566)
Total inventory	$191,194	$291,087

7. Property, Plant and Equipment, net
Property, plant and equipment consists of:

	Estimated Useful Lives	December 31,
		2018	2017
		(In thousands)
Land improvements	10-25 years	$7,774	$7,485
Buildings	15-40 years	212,501	183,437
Machinery, equipment and other	3-10 years	375,240	361,959
		595,515	552,881
Less accumulated depreciation		(349,701)	(315,091)
		245,814	237,790
Land		12,524	13,464
Construction work in process		15,785	32,993
Total property, plant and equipment		$274,123	$284,247
Depreciation expense totaled $32.8 million, $38.6 million and $31.6 million for 2018, 2017 and 2016, respectively.

8. Impairment, Restructuring and Other Charges
Restructuring Charges
As a result of unfavorable market conditions, including lower commodity prices, the decline in expected offshore rig counts, decreases in our customers’ capital budgets and potential delays associated with certain of our long term projects, as well as the decline in our stock price in December 2018 which resulted in our market capitalization decreasing to below the carrying value of our assets, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities in the second quarter of 2018. In conjunction with the strategic review, the Company adjusted its forecast for recovery to reflect a more delayed recovery in the offshore industry, with pre-downturn demand not returning until after 2025. We incurred restructuring and other charges associated with the cost reduction plan of $60.0 million during the year ended December 31, 2018. Costs incurred for employee termination benefits during the year ended December 31, 2018 were $7.3 million. Additionally, we incurred non-cash inventory and long-lived asset write-downs of approximately $32.1 million and $14.9 million, respectively, as a result of changes in our business structure and where specific products are manufactured. Remaining costs incurred of approximately $5.7 million related to professional fees for consulting services for the strategic planning and implementation efforts. These charges are reflected as "Impairment, restructuring and other charges" in our consolidated statement of operations. We did not incur restructuring charges during the years ended December 31, 2017 and 2016.
The following table summarizes the components of charges included in "Impairment, restructuring and other charges" in our consolidated statement of operations for the year ended December 31, 2018 (in thousands):

Year Ended December 31, 2018
Inventory impairment	$32,070
Long-lived asset impairment	14,902
Severance	7,324
Professional service fees	5,300
Exit costs	447
Total restructuring and other charges	$60,043
The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the year ended December 31, 2018 (in thousands):

December 31, 2018
Balance at January 1, 2018	$—
Additions for costs expensed	12,624
Reductions for payments	(5,626)
Ending balance at December 31, 2018	$6,998
Goodwill
In connection with our preparation and review of financial statements for the year ended December 31, 2018, we recorded an impairment charge of $38.6 million for the fourth quarter of 2018 as a result of our updated assessment of current market conditions and restructuring efforts. For further information, see Note 9, Goodwill.
2017 Impairment of Inventory and Long-lived Assets
In connection with our preparation and review of financial statements for the year ended December 31, 2017, after considering current Brent crude (Brent) consensus forecasts and expected rig counts for the foreseeable future, we determined the carrying amount of certain of our long-lived assets in the Western Hemisphere exceeded the fair values of such assets due to projected declines in asset utilization, and that the cost of some of our worldwide inventory exceeded its market value. As a result, we recorded corresponding impairments and other charges. Primarily as a result of the factors described above, we recorded charges of approximately $33.6 million related to inventory and $27.4 million related to fixed assets. No additional impairments were recorded during the three months ended December 31, 2017. Additionally, no impairments were recorded for the year ended December 31, 2016.

9. Goodwill
There was no impairment of goodwill during the years ended December 31, 2017 and 2016. The changes in the carrying amount of goodwill by reporting unit during the year ended December 31, 2018 were as follows:

	Carrying Value			Carrying Value
	January 1, 2018	Foreign Currency Translation	Impairments	December 31, 2018
	(In thousands)
Western Hemisphere	$39,158	$(599)	$(38,559)	$—
Eastern Hemisphere	8,466	(752)	—	7,714
Asia Pacific	—	—	—	—
Total	$47,624	$(1,351)	$(38,559)	$7,714
At October 1, 2018, the Company performed its annual impairment test on each of its reporting units and concluded that there had been no impairment because the estimated fair values of each of those reporting units exceeded its carrying value. Relevant events and circumstances that could have a negative impact on goodwill include: macroeconomic conditions; industry and market conditions, such as commodity prices; operating cost factors; overall financial performance; the impact of dispositions and acquisitions; and other entity-specific events. Further declines in commodity prices or sustained lower valuation for the Company's common stock could indicate a reduction in the estimate of reporting unit fair value which, in turn, could lead to an impairment of reporting unit goodwill.
The fair values were determined using the net present value of the expected future cash flows for each reporting unit. During the Company’s goodwill impairment analysis, the Company determined the fair value of each of its reporting units as a whole using discounted cash flow analysis, which requires significant assumptions and estimates about the future operations of each reporting unit. The assumptions about future cash flows and growth rates are based on our revised strategic budget for 2019 and for future periods, and management’s beliefs about future activity levels. The discount rates we used for future periods could change substantially if the cost of debt or equity were to significantly increase or decrease, or if we were to choose different comparable companies in determining the appropriate discount rates for our reporting units. Forecasted cash flows in future periods were estimated using a terminal value calculation, which considered long-term earnings growth rates.
In December 2018, the overall offshore market conditions declined. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential delays associated with certain of our long term projects. Further, in December 2018 due to the decline in our stock price, our market capitalization dropped below the carrying value of our assets. As a result, an interim goodwill impairment analysis was performed in connection with our preparation and review of financial statements for the year ended December 31, 2018. Based on this analysis, we recorded an impairment loss of $38.6 million for our Western Hemisphere reporting unit for the year ended December 31, 2018. Following this impairment charge, the Western Hemisphere reporting unit has no remaining goodwill balance. The remaining goodwill balance is associated with our Eastern Hemisphere reporting unit. Based on our interim goodwill impairment analysis the fair value of the Eastern Hemisphere reporting unit exceeds its carry value by 71%. Further declines in the overall offshore market, commodity prices, or sustained lower valuation for the Company’s common stock could indicate a reduction in the estimate of the Eastern Hemisphere’s reporting unit fair value which, in turn, could lead to additional impairment charges associated with goodwill. No goodwill impairment losses were recorded for the years ended December 31, 2017 and 2016.

10. Intangible Assets
Intangible assets, the majority of which were acquired in the acquisition of TIW and OPT, consist of the following:

	Estimated Useful Lives	2018
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,236	$—	$(72)	$8,164
Patents	15 - 30 years	6,026	(1,925)	(11)	4,090
Customer relationships	5 - 15 years	25,703	(2,953)	(260)	22,490
Non-compete agreements	3 years	171	(113)	—	58
Organizational Costs	indefinite	172	—	—	172
		$40,308	$(4,991)	$(343)	$34,974

	Estimated Useful Lives	2017
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	indefinite	$8,416	$—	$56	$8,472
Patents	15 - 30 years	5,946	(968)	80	5,058
Customer relationships	5 - 15 years	26,503	(1,675)	(64)	24,764
Non-compete agreements	3 years	171	(57)	—	114
		$41,036	$(2,700)	$72	$38,408
At October 1, 2017, the Company performed its annual impairment test on its indefinite and definite-lived intangible assets and concluded that there had been no impairment because the estimated fair values of each of those intangible assets exceeded its carrying value. In December 2018, the overall offshore market conditions declined. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential delays associated with certain of our long term projects. As a result, we determined that the trademark asset is no longer indefinite lived and determined a 15-year useful life to be appropriate based on our current market forecast.
Amortization expense was $2.4 million, $2.4 million and $0.2 million for 2018, 2017 and 2016, respectively. Based on the carrying value of intangible assets at December 31, 2018, amortization expense for the subsequent five years is estimated to be as follows: 2019—$2.2 million; 2020—$2.1 million; 2021—$2.1 million; 2022—$2.1 million; and 2023—$2.1 million.

11. Income Taxes
Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Domestic	$(120,784)	$(84,278)	$33,543
Foreign	5,795	18,634	82,325
Total	$(114,989)	$(65,644)	$115,868

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
Federal	$(24,366)	$20,435	$8,461
Foreign	9,163	(2,671)	15,246
Total current	(15,203)	17,764	23,707
Deferred:
Federal	—	20,592	1,121
Foreign	(4,091)	(3,361)	(2,181)
Total deferred	(4,091)	17,231	(1,060)
Total	$(19,294)	$34,995	$22,647

The difference between the effective income tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	Year Ended December 31,
	2018	2017	2016
Federal income tax statutory rate	21.00%	35.00%	35.00%
Foreign income tax rate differential	(0.94)	2.41	(11.66)
Foreign development tax incentive	0.24	1.78	(0.93)
Nondeductible goodwill impairment	(5.21)	—	—
Exempt income	2.32	—	—
Foreign inclusions (SubF / GILTI net of FTC)	(2.40)	—	—
Transition tax (net of FTC)	5.80	(28.62)	—
Nondeductible expenses	(1.03)	(1.75)	0.54
Foreign intellectual property tax benefit	—	16.06	(1.08)
Manufacturing benefit	(1.18)	—	(0.99)
Change in valuation allowance	(1.99)	(35.61)	—
Changes to PY Accruals	(1.17)	(4.01)	0.48
Deferred tax rate change	0.66	(20.66)	—
Change in Uncertain tax positions	(0.78)	(25.59)	—
Interest on net equity	1.02	3.15	—
Other	0.44	4.53	(1.81)
Effective tax rate	16.78%	(53.31)%	19.55%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	As of December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Foreign tax credit carryforward	2,918	3,094
Inventory	28,181	20,816
Net operating losses	4,899	5,380
Allowance for doubtful accounts	1,729	1,200
Reserve for accrued liabilities	3,357	3,177
Stock options	3,908	3,553
Other	1,003	1,811
Total deferred tax assets	45,995	39,031
Valuation allowance	(31,833)	(29,539)
Deferred tax liabilities:
Property, plant and equipment	(6,601)	(2,618)
Goodwill & Intangibles	(881)	(4,161)
Other	(1,151)	(781)
Total deferred tax	(8,633)	(7,560)
Net deferred tax asset (liability)	5,529	1,932
Tax operating loss carryforwards totaled $18.1 million at December 31, 2018. These operating losses will expire as shown in the table below.

Tax operating losses	Expiration
(in thousands)
$2,258	2019-2024
10,990	2025-2031
2,431	2032-2037
2,409	Indefinite
$18,088
In assessing the realizability of our deferred tax assets, the Company has assessed whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, the Company considered taxable income in prior years, if carryback is permitted, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company has a three-year cumulative loss at December 31, 2018 in the United States and certain foreign jurisdictions and has recorded a valuation allowance at December 31, 2018 of $31.8 million against deferred tax assets in those jurisdictions.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (US Tax Reform). In 2017, we recorded provisional amounts for certain enactment-date effects of US Tax Reform by applying the guidance provided in Staff Accounting Bulletin 118 because we had not yet completed our enactment-date accounting for these said effects. In 2017, the Company recorded tax expense related to the enactment-date effects of US Tax Reform that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed and adjusting deferred tax assets and liabilities. The changes to the 2017 enactment-date provisional amounts increased the effective tax rate in 2018 by 13.7%. At December 31, 2018, we have now completed our accounting for all the enactment-date income tax effects of US Tax Reform. As further discussed below, during 2018, we recognized adjustments of $15.8 million to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense from continuing operations.
US Tax Reform eliminated the deferral of U.S. income tax on the historical unrepatriated earnings by imposing a transition tax, which is a one-time mandatory deemed repatriation tax on undistributed earnings. The transition tax is assessed on the U.S. shareholder’s share of the foreign corporation’s accumulated foreign earnings that have not previously been taxed. Earnings in the form of cash and cash equivalents will be taxed at a rate of 15.5% and all other earnings will be taxed at a rate of 8.0%. As of December 31, 2017, we accrued income tax liabilities of $32.6 million under the transition tax.
Upon further analyses of US Tax Reform and additional Notices and regulations issued and proposed by the US Department of the Treasury and the Internal Revenue Service, we finalized our calculations of the transition tax liability during 2018. We decreased our December 31, 2017 provisional amount by $15.8 million, which is included as a component of income tax expense from continuing operations.
Our deferred tax assets and liabilities are measured at the rate expected to apply when these temporary differences are expected to be realized or settled. As of December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, by recording a provisional amount of $13.6 million. Upon further analysis of certain aspects of US Tax Reform and refinement of our calculations during the year ended December 31, 2018, we adjusted our provisional amount by $1.6 million, which is included as a component of income tax expense from continuing operations.
US Tax Reform subjects a US shareholder to tax on Global Intangible Low-Taxed Income (GILTI). We have elected to account for GILTI in the year that the tax is incurred as a period expense.
Certain undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for income taxes has been provided thereon. The estimate of undistributed earnings of the Company’s foreign subsidiaries amounted to $453 million as of December 31, 2018. Upon distribution of those earnings in the form of dividends or otherwise, after consideration of the transition tax, the Company may be subject to both income taxes and withholding taxes payable. Determination of the amount of the potential tax liability on repatriation is not practicable at this time.
The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had an uncertain tax position of $18.6 million at December 31, 2018 due to uncertainty in tax positions taken in the U.S. and certain foreign tax jurisdictions. The tax years which remain subject to examination by major tax jurisdictions are the years ended December 31, 2012 through December 31, 2018.
A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	2018	2017	2016
	(In thousands)
Balance at beginning of year	$18,323	$5,151	$—
Additions for tax positions related to the current year	—	16,800	—
Additions for tax positions related to the prior year	325	—	3,628
Additions related to acquisitions	—	—	1,523
Settlements with tax authorities	—	(3,628)	—
Balance at end of year	$18,648	$18,323	$5,151
The amounts above exclude accrued interest and penalties of $1.1 million, $0.6 million, and $0.6 million at December 31, 2018, 2017 and 2016 respectively. The Company classifies interest and penalties relating to uncertain tax positions within Tax expense(benefit) in the Consolidated Statement of Income (Loss).
It is reasonably possible that the Company's existing liabilities for unrecognized tax benefits may increase or decrease in the year ending December 31, 2019, primarily due to the progression of any audits and the expiration of statutes of limitation. However, the Company cannot reasonably estimate a range of potential changes in its existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of any possible audits. As of December 31, 2018, if recognized, $8.2 million of the Company's unrecognized tax benefits would favorably impact the effective tax rate.
The Company paid $3.8 million, $8.4 million and $23.0 million in income taxes in 2018, 2017 and 2016, respectively.

12. Other Accrued Liabilities
Current other accrued liabilities consist of the following:

	December 31,
	2018	2017
	(In thousands)
Payroll taxes	$6,227	$6,591
Property, sales and other taxes	7,898	8,340
Commissions payable	5,248	408
Accrued vendor costs	2,973	7,068
Accrued warranties	1,868	1,535
Severance	5,498	—
Other	2,530	1,596
Total	$32,242	$25,538

13. Employee Benefit Plans
The Company has a defined-contribution 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense was $4.1 million, $4.3 million and $4.6 million in 2018, 2017 and 2016, respectively.
14. Asset Backed Loan (ABL) Credit Facility
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
The ABL Credit Facility contains various covenants and restrictive provisions that limit the Company’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The ABL Credit Facility also requires the Company to maintain a fixed charge coverage ratio of 1.0 to 1.0, based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to the Company’s other indebtedness. The Company is in compliance with the related covenants as of December 31, 2018.
As of December 31, 2018, the availability under the ABL Credit Facility was $52.2 million, after taking into account the outstanding letters of credit of approximately $1.7 million issued under the facility.

15. Commitments and Contingencies
The Company leases certain offices, shop and warehouse facilities, automobiles and equipment. Total lease expense incurred was $5.4 million, $6.0 million and $5.0 million in 2018, 2017 and 2016, respectively. Future annual minimum lease commitments at December 31, 2018 are as follows: 2019—$2.0 million; 2020—$1.5 million; 2021—$0.8 million; 2022—$0.5 million; 2023—$0.4 million; and thereafter—$4.2 million.
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
General
The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and dependency on the condition of the oil and gas industry. Additionally, certain of the Company's products are used in potentially hazardous drilling, completion, and production applications that can cause personal injury, product liability and environmental claims. Although exposure to such risk has not resulted in any significant problems in the past, there can be no assurance that ongoing and future developments will not adversely impact the Company.
The Company is also involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal action, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

16. Geographic Segments

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Western Hemisphere
Revenues
Products
Standard Products	$135,687	$215,907	$250,466
Percentage of Completion	34,595	1,178	3,893
Total Products	170,282	217,085	254,359
Services
Technical Advisory	29,973	28,053	22,554
Reconditioning	10,985	8,846	13,049
Total Services (excluding rental tools)	40,958	36,899	35,603
Leasing	25,302	28,151	27,747
Total Services (including rental tools)	66,260	65,050	63,350
Intercompany	13,343	27,554	43,856
Eliminations	—	—	—
Total	$249,885	$309,689	$361,565

Depreciation and amortization	$23,314	$30,441	$21,396
Income (loss) before taxes	$(29,823)	$(18,099)	$91,221

Eastern Hemisphere
Revenues
Products
Standard Products	$49,216	$43,260	$76,647
Percentage of Completion	22,503	26,404	30,215
Total Products	71,719	69,664	106,862
Services
Technical Advisory	16,499	15,313	19,568
Reconditioning	3,188	1,958	4,116
Total Services (excluding rental tools)	19,687	17,271	23,684
Leasing	13,639	10,776	11,134
Total Services (including rental tools)	33,326	28,047	34,818
Intercompany	2,010	772	337
Eliminations	—	—	—
Total	$107,055	$98,483	$142,017

Depreciation and amortization	$4,578	$4,096	$4,965
Income before taxes	$20,495	$1,379	$60,835

	Year Ended December 31,
Asia Pacific Hemisphere	2018	2017	2016
	(In thousands)
Revenues
Products
Standard Products	$19,569	$34,951	$30,928
Percentage of Completion	3,482	29,432	40,863
Total Products	23,051	64,383	71,791
Services
Technical Advisory	10,143	7,559	4,209
Reconditioning	1,626	216	598
Total Services (excluding rental tools)	11,769	7,775	4,807
Leasing	8,219	3,465	2,744
Total Services (including rental tools)	19,988	11,240	7,551
Intercompany	2,058	781	1,882
Eliminations	—	—	—
Total	$45,097	$76,404	$81,224

Depreciation and amortization	$4,785	$4,063	$4,436
Income (loss) before taxes	$(3,123)	$4,928	$12,779

Corporate
Depreciation and amortization	$2,635	$2,374	$1,060
Loss before taxes	$(102,538)	$(53,852)	$(48,967)

Consolidated
Revenues
Products
Standard Products	$204,472	$294,118	$358,041
Percentage of Completion	60,580	57,014	74,971
Total Products	265,052	351,132	433,012
Services
Technical Advisory	56,615	50,925	46,331
Reconditioning	15,799	11,020	17,763
Total Services (excluding rental tools)	72,414	61,945	64,094
Leasing	47,160	42,392	41,625
Total Services (including rental tools)	119,574	104,337	105,719
Intercompany	17,411	29,107	46,075
Eliminations	(17,411)	(29,107)	(46,075)
Total	$384,626	$455,469	$538,731

Depreciation and amortization	$35,312	$40,974	$31,857
Income (loss) before taxes	$(114,989)	$(65,644)	$115,868

	December 31,
	2018	2017
	(In thousands)
Total long-lived assets:
Western Hemisphere	$412,624	$482,636
Eastern Hemisphere	256,899	264,828
Asia Pacific	65,944	58,606
Eliminations	(395,938)	(414,814)
Total	$339,529	$391,256

Total assets:
Western Hemisphere	$708,723	$877,779
Eastern Hemisphere	788,171	752,967
Asia Pacific	154,298	185,229
Eliminations	(458,682)	(416,170)
Total	$1,192,510	$1,399,805
In 2018, BP and its affiliated companies accounted for approximately 13% of the Company’s total revenues. In 2017 and 2016, Chevron and its affiliated companies accounted for approximately 14% and 16%, respectively, of the Company’s total revenues. No other customer accounted for more than 10% of the Company’s total revenues in 2018, 2017 or 2016.
During the fourth quarter of 2017, the Company pursued a restructuring of its entities to prepare it for potential increased activity in international markets. The main focus of the restructuring was to consolidate excess foreign cash held offshore and create an internal financing capability. The excess foreign cash is now held in a treasury concentration center in the Eastern Hemisphere where it is invested when not required to fund international operations. When required, these funds can be easily deployed to meet the working capital requirements of foreign operations. This structure was put in place as the Company expects that when the market rebounds, future work will come from international markets, especially Europe and Asia Pacific.
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

17. Stockholders’ Equity
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

18. Stock-Based Compensation and Stock Awards
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
Option activity for the year ended December 31, 2018 was as follows:

	Number of Options	Weighted Average Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	280,212	$59.84
Granted	—	—
Exercised	(35,375)	31.59
Forfeited	(20,750)	67.71
Outstanding at December 31, 2018	224,087	$63.57	—	2.1

Exercisable at year-end	224,087	$63.57	—	2.1

The total intrinsic value of stock options exercised in 2018, 2017 and 2016 was $0.7 million, $0.4 million and $1.0 million, respectively. The income tax benefit realized from stock options exercised was $157,442, $153,759 and $357,000 for the years ended December 31, 2018, 2017 and 2016, respectively. There were 6,180 anti-dilutive stock option shares on December 31, 2018.
Stock-based compensation is recognized as selling, general and administrative expense in the accompanying Consolidated Statements of Income. For the years ended December 31, 2018, 2017 and 2016, there was no stock-based compensation expense for stock option awards. No stock-based compensation expense was capitalized during 2018, 2017 and 2016.
Options granted to employees vest over four years and the Company recognizes compensation expense on a straight-line basis over the vesting period of the options. At December 31, 2018, there was no unrecognized compensation expense related to non-vested stock options as all outstanding options were fully vested.

Restricted Stock Awards
On October 28, 2018 and 2017, pursuant to the 2017 Plan and the 2004 Plan, respectively, the Company awarded officers, directors and key employees restricted stock awards (RSAs), which is an award of common stock subject to time vesting. The awards issued under both the 2017 Plan and the 2004 Plan are restricted as to transference, sale and other disposition. These RSAs vest ratably over a three-year period. The RSAs may also vest in case of a change of control. Upon termination, whether voluntary or involuntary, the RSAs that have not vested will be returned to the Company resulting in stock forfeitures. The fair market value of the stock on the date of grant is amortized and charged to selling, general and administrative expense over the stipulated time period over which the RSAs vest on a straight-line basis, net of estimated forfeitures.
The Company’s RSA activity and related information is presented below:

	Restricted Stock	Weighted-average Grant Date Fair Value
Unvested at December 31, 2017	397,298	$46.76
Granted	197,380	41.93
Vested	(169,434)	49.73
Forfeited	(22,065)	46.17
Unvested at December 31, 2018	403,179	$43.18
RSA compensation expense for the years ended December 31, 2018, 2017 and 2016 totaled $8.8 million, $8.4 million and $7.2 million, respectively. For 2018, 2017 and 2016, the income tax benefit recognized in net income for RSAs was $1.5 million, $1.9 million and $1.2 million, respectively. As of December 31, 2018, there was $16.5 million of total unrecognized compensation cost related to nonvested RSAs, which is expected to be recognized over a weighted average period of 2.2 years. There were 239,952 anti-dilutive restricted shares on December 31, 2018.
Performance Unit Awards
On October 28, 2018, 2017 and 2016, pursuant to the 2017 Plan and the 2004 Plan, the Company awarded performance unit awards (Performance Units) to officers and key employees. The Performance Units were valued based on a Monte Carlo simulation at $54.62 for the 2018 grants, $54.64 for the 2017 grants and $53.46 for the 2016 grants, approximately 126.8%, 131.7% and 110.3%, respectively, of the grant date share price. Under the plans, participants may earn from 0% to 200% of their target award based upon the Company’s relative total share return (TSR) in comparison to the 15 component companies of the Philadelphia Oil Service Index.
The TSR is calculated over a three-year period from October 1, 2016, 2017 and 2018 to September 30, 2019, 2020 and 2021, respectively, and assumes reinvestment of dividends for companies within the index that pay dividends, which Dril-Quip does not. Assumptions used in the Monte Carlo simulation are as follows:

	2018	2017	2016
Grant date	October 28, 2018	October 28, 2017	October 28, 2016
Performance period	October 1, 2018 to September 30, 2021	October 1, 2017 to September 30, 2020	October 1, 2016 to September 30, 2019
Volatility	32.6%	34.0%	32.5%
Risk-free interest rate	2.9%	1.7%	1.0%
Grant date price	$43.09	$41.50	$48.45

The Company’s Performance Unit activity and related information is presented below:

	Number of Performance Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance at December 31, 2017	264,274	$59.97
Granted	88,179	54.62
Vested	(48,072)	79.00
Forfeited	(16,288)	79.00
Nonvested balance at December 31, 2018	288,093	$54.22
Performance Unit compensation expense was $4.2 million, $5.4 million and $4.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The income tax benefit recognized in net income for Performance Units was $0.4 million, $0.8 million and $0.5 million, for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $9.6 million of total unrecognized compensation expense related to nonvested Performance Units which is expected to be recognized over a weighted average period of 2.1 years. There were 169,354 anti-dilutive Performance Units at December 31, 2018.
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
The Company's DSA activity for the year ended December 31, 2018 is presented below:

	DSA Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested balance at December 31, 2017	17,514	$54.80
Granted	9,539	48.32
Vested	(8,174)	58.47
Forfeited	—	—
Nonvested balance at December 31, 2018	18,879	$49.93
Director stock compensation awards expense for 2018 was $460,884 as compared to $462,968 for 2017 and 405,000 for 2016. For 2018, 2017 and 2016, the income tax benefit recognized in net income for DSAs was $81,879, $115,002, and $19,000, respectively. There was $291,168 of unrecognized compensation expense related to nonvested DSAs, which is expected to be recognized over a weighted average period of one year. There were 9,291 anti-dilutive DSA shares on December 31, 2018.

The following table summarizes information for equity compensation plans in effect as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	224,087	$63.57	1,279,330
Total	224,087	$63.57	1,279,330

(1)
Excludes 422,058 shares of unvested RSAs and DSAs and 288,093 of unvested Performance Units, which were granted pursuant to the 2017 Plan and the 2004 Plan, both of which were approved by the stockholders.

19. Earnings Per Share
The following is a reconciliation of the basic and diluted earnings per share computation.

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Net income (loss)	$(95,695)	$(100,639)	$93,221
Weighted average basic common shares outstanding	37,075	37,457	37,537
Effect of dilutive securities - stock options and awards	—	—	130
Total shares and dilutive securities	37,075	37,457	37,667
Basic earnings (loss) per common share	$(2.58)	$(2.69)	$2.48
Diluted earnings (loss) per common share	$(2.58)	$(2.69)	$2.47
For the years ended December 31, 2018, 2017 and 2016, the Company has excluded the following common stock options and awards because their impact on the loss per share is anti-dilutive (in thousands on a weighted average basis):

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Director stock awards	9	8	2
Stock options	6	21	—
Performance share units	169	160	64
Restricted stock awards	240	186	110

20. Stock Repurchase Plan
On February 26, 2015, the Company announced that the Board of Directors had authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. As part of the repurchase plan, the Company repurchased 400,500 shares under this plan for a total of $24.2 million during 2016. All repurchased shares were subsequently cancelled.
On July 26, 2016, the Board of Directors authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. During the year ended December 31, 2018, the Company purchased 1,991,206 shares under the share repurchase plan for approximately $100 million. The repurchase plan was completed on

October 19, 2018. All repurchased shares have been cancelled as of December 31, 2018. Refer to Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion.
No repurchases were made pursuant to this plan during 2017.

21. Quarterly Results of Operations (Unaudited):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
	Unaudited
2018
Revenues	$99,173	$94,861	$93,257	$97,335
Cost of sales	67,750	69,444	65,630	68,675
Gross profit	31,423	25,417	27,627	28,660
Operating income (loss)	(6,277)	(3,551)	(14,084)	(98,826)
Net income (loss)	(7,383)	(3,042)	(10,358)	(74,912)
Earnings (loss) per share:
Basic (1)	$(0.20)	$(0.08)	$(0.28)	$(2.09)
Diluted (1)	$(0.20)	$(0.08)	$(0.28)	$(2.09)
2017
Revenues	$119,228	$127,922	$100,346	$107,973
Cost of sales	82,440	87,549	63,050	72,355
Gross profit	36,788	40,373	37,296	35,618
Operating income (loss)	(870)	(1,114)	(62,045)	(5,107)
Net income (loss)	94	15	(29,260)	(71,488)
Earnings (loss) per share:
Basic (1)	$—	$—	$(0.78)	$0.03
Diluted (1)	$—	$—	$(0.78)	$0.03

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

22. Subsequent Events
On February 26, 2019, the Company announced that the Board of Directors had authorized a new stock repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock. The repurchase program has no set expiration date. Repurchases under the program will be made through open market purchases, privately negotiated transactions or plans, instructions or contracts established under Rule 10b5-1 under the Exchange Act. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidty and other factors. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or superseded at any time at the Company’s discretion. Any repurchased shares are expected to be cancelled. No repurchases have been made pursuant to this program at the time of this filing.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 48 of this Annual Report on Form 10-K.
There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B.    Other Information
None.
PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2019 Proxy Statement”) for its annual meeting of stockholders to be held on May 14, 2019, which sections are incorporated herein by reference.
Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.
Item 11.        Executive Compensation
The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2019 Proxy Statement, which sections are incorporated herein by reference.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2019 Proxy Statement, which sections are incorporated herein by reference.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2019 Proxy Statement, which section is incorporated herein by reference.
Item 14.        Principal Accountant Fees and Services
The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Registered Public Accounting Firm—Fees Paid to PwC” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2019 Proxy Statement, which sections are incorporated herein by reference.

PART IV
Item 15.        Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
All financial statements of the registrant are set forth under Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charges to costs and expenses	Recoveries and write offs	Balance at end of period
	(In thousands)
Allowance for doubtful trade receivables
December 31, 2018	$4,519	$3,794	$(2,647)	$5,666
December 31, 2017	5,570	1,709	(2,760)	4,519
December 31, 2016	$7,739	$1,259	$(3,428)	$5,570
Allowance for excess and slow moving inventory
December 31, 2018	$83,566	$34,155	$(9,154)	$108,567
December 31, 2017	45,648	32,204	5,714	83,566
December 31, 2016	$39,247	$5,748	$653	$45,648
All other financial schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

(a)(3) Exhibits
Dril-Quip will furnish any exhibit to a stockholder upon payment by the stockholder of the Company’s reasonable expenses to furnish the exhibit.

Exhibit No.	Description

*2.1	—
Stock Purchase Agreement, dated as of October 14, 2016, by and between Pearce Industries, Inc. and the Company (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 17, 2016, File No. 001-13439).

*3.1	—
Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-13439).

*3.2
Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-13439).

*3.3	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2014, File No. 001-13439).

*4.1	—	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-13439).

*4.2	—
Rights Agreement, dated as of November 24, 2008 by and between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2008, File No. 001-13439).

*4.3	—
Amendment No. 1 to Rights Agreement, dated as of February 26, 2018, by and between the Company and Computershare Inc., as successor-in-interest to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), as Rights Agent (incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-13439).

*+10.1	—
Employment Agreement, dated as of December 8, 2011, between the Company and Mr. DeBerry (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 12, 2011, File No. 001-13439).

*+10.2	—
Employment Agreement, dated as of December 8, 2011, between the Company and Mr. Gariepy (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 12, 2011, File No. 001-13439).

*+10.3	—
Employment Agreement, dated as of December 8, 2011, between the Company and Mr. Webster (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on December 12, 2011, File No. 001-13439).

*+10.4	—
Employment Agreement, dated as of March 7, 2017, between the Company and Mr. Bird (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2017, File No. 001-13439).

*+10.5	—
Employment Agreement, dated as of March 7, 2017, between the Company and Mr. Brooks (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 9, 2017).

*+10.6	—	Amended and Restated 2004 Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on April 6, 2012, File No. 001-13439).

*+10.7	—	Short-Term Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit B to the Company’s Proxy Statement filed on April 6, 2012, File No. 001-13439).

*+10.8	—	2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on March 31, 2017, File No. 001-13439).

*+10.9	—
Form of Standard Non-Qualified Stock Option Agreement under 2004 Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2008, File No. 001-13439).

*+10.10	—
Form of Restricted Stock Award Agreement under 2004 Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2011, File No. 001-13439).

*+10.11	—
Form of Restricted Stock Award Agreement for Directors under 2004 Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 001-13439).

*+10.12	—
Form of Restricted Stock Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-13439).

*+10.13	—
2012 Performance Unit Award Agreement under 2004 Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2012, File No. 001-13439).

*+10.14	—
2013 Performance Unit Award Agreement under 2004 Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013, File No. 001-13439).

*+10.15	—
2017 Performance Unit Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-13439).

*+10.16	—
Stock Compensation Program for Directors under 2004 Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, File No. 001-13439).

*+10.17	—	Form of Indemnification Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 17, 2005, File No. 001-13439).

*10.18	—
Contract for Goods and Services dated August 20, 2012 between Petroleo Brasileiro S.A. and Dril-Quip do Brasil LTDA (English translation) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-13439).

*10.19	—
Amendment to Contract #4600368806 dated as of July 29, 2016, between Petroleo Brasileiro S.A., the Company, and Dril-Quip do Brasil LTDA (English translation) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, File No. 001-13439).

*10.20	—
Extrajudicial Agreement, dated as of October 17, 2016, between Petróleo Brasileiro S.A., the Company and Dril-Quip do Brazil LTDA (English translation) (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, File No. 001-13439).

*10.21	—
Credit Agreement, dated as of February 23, 2018, among the Company, as borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-13439).

*10.22	—
Pledge and Security Agreement, dated as of February 23, 2018, among the Company, TIW Corporation and Honing, Inc., as grantors, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-13439).

**21.1	—	Subsidiaries of the Registrant.

**23.1	—	Consent of PricewaterhouseCoopers LLP.

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey J. Bird.

**32.1	—	Section 1350 Certification of Blake T. DeBerry.

**32.2	—	Section 1350 Certification of Jeffrey J. Bird.

**101.INS	—	XBRL Instance Document

**101.SCH	—	XBRL Schema Document

**101.CAL	—	XBRL Calculation Document

**101.DEF	—	XBRL Definition Linkbase Document

**101.LAB	—	XBRL Label Linkbase Document

**101.PRE	—	XBRL Presentation Linkbase Document

*	Incorporated herein by reference as indicated.

**	Filed with this report.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Item 16.        Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2019.

DRIL-QUIP, INC.

By:	/S/ BLAKE T. DEBERRY
Blake T. DeBerry President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ JOHN V. LOVOI	Chairman of the Board	February 27, 2019
JOHN V. LOVOI
/S/ BLAKE T. DEBERRY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019
BLAKE T. DEBERRY
/S/ JEFFREY J. BIRD	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)	February 27, 2019
JEFFREY J. BIRD
/S/ A.P. SHUKIS	Director	February 27, 2019
A.P. SHUKIS
/S/ TERENCE B. JUPP	Director	February 27, 2019
TERENCE B. JUPP
/S/ STEVEN L. NEWMAN	Director	February 27, 2019
STEVEN L. NEWMAN