Form 10-Q
period 2019-03-31
DRIL-QUIP INC
filed 2019-04-25
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

(713) 939-7711

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	DRQ	New York Stock Exchange

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

As of April 25, 2019, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 36,228,006.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	December 31, 2018
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$414,808	418,100
Trade receivables, net	208,156	202,165
Inventories, net	194,547	191,194
Prepaids and other current assets	25,829	41,522
Total current assets	843,340	852,981
Operating lease right of use assets	4,401	-
Property, plant and equipment, net	270,424	274,123
Deferred income taxes	7,843	7,995
Goodwill	7,780	7,714
Intangible assets	34,474	34,974
Other assets	15,467	14,723
Total assets	$1,183,729	1,192,510
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,655	26,693
Accrued income taxes	3,970	3,138
Customer prepayments	12,834	9,648
Accrued compensation	8,446	10,537
Operating lease liabilities	1,176	-
Other accrued liabilities	23,648	32,242
Total current liabilities	70,729	82,258
Deferred income taxes	2,332	2,466
Income tax payable	9,678	9,623
Operating lease liabilities, long-term	3,189	-
Other long-term liabilities	2,396	2,001
Total liabilities	88,324	96,348
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 36,212,740 and 36,264,001 shares issued and outstanding at March 31, 2019 and December 31, 2018	376	376
Additional paid-in capital	39,815	34,953
Retained earnings	1,198,700	1,205,946
Accumulated other comprehensive losses	(143,486)	(145,113)
Total stockholders' equity	1,095,405	1,096,162
Total liabilities and stockholders' equity	$1,183,729	1,192,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 31,
	2019	2018
	(In thousands, except per share data)
Revenues:
Products	$65,434	$71,045
Services	18,476	17,463
Leasing	10,407	10,665
Total revenues	94,317	99,173
Cost and expenses:
Cost of sales:
Products	51,544	57,343
Services	9,237	14,620
Leasing	8,595	1,522
Total cost of sales	69,376	73,485
Selling, general and administrative	24,544	27,547
Engineering and product development	3,617	4,418
Restructuring and other charges	2,396	-
Gain on sale of assets	(13)	-
Total costs and expenses	99,920	105,450
Operating loss	(5,603)	(6,277)
Interest income	2,006	1,797
Interest expense	(121)	(2)
Loss before income taxes	(3,718)	(4,482)
Income tax provision	2,333	2,901
Net loss	$(6,051)	$(7,383)
Loss per common share:
Basic	$(0.17)	$(0.20)
Diluted	$(0.17)	$(0.20)
Weighted average common shares outstanding:
Basic	35,559	37,729
Diluted	35,559	37,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 31,
	2019	2018
	(In thousands)
Net loss	$(6,051)	$(7,383)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,627	13,121
Total comprehensive loss	$(4,424)	$5,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31,
	2019	2018
	(In thousands)
Operating activities
Net loss	$(6,051)	$(7,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,356	8,241
Stock-based compensation expense	4,862	3,974
Restructuring and other charges	1,271	-
Gain on sale of assets	(13)	(22)
Deferred income taxes	(73)	(5)
Changes in operating assets and liabilities:
Trade receivables, net	(5,597)	1,195
Inventories, net	(2,700)	17,244
Prepaids and other assets	15,960	(4,076)
Accounts payable and accrued expenses	(14,478)	(7,403)
Other, net	(699)	(377)
Net cash provided by operating activities	838	11,388
Investing activities
Purchase of property, plant and equipment	(3,527)	(10,571)
Proceeds from sale of equipment	341	71
Net cash used in investing activities	(3,186)	(10,500)
Financing activities
Repurchase of common shares	(1,116)	-
Proceeds from exercise of stock options	-	52
Net cash provided by (used in) financing activities	(1,116)	52
Effect of exchange rate changes on cash activities	172	1,471
Increase (decrease) in cash and cash equivalents	(3,292)	2,411
Cash and cash equivalents at beginning of period	418,100	493,180
Cash and cash equivalents at end of period	$414,808	$495,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
			(In thousands)
Balance at January 1, 2019	$376	$34,953	$1,205,946	$(145,113)	$1,096,162
Foreign currency translation adjustment				1,627	1,627
Net loss			(6,051)		(6,051)
Comprehensive loss					(4,424)
Repurchase of common stock (28,078 shares)			(1,116)		(1,116)
Stock option expense		4,862			4,862
Other			(79)		(79)
Balance at March 31, 2019	$376	$39,815	$1,198,700	$(143,486)	$1,095,405

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
			(In thousands)
Balance at January 1, 2018	$372	$20,083	$1,400,296	$(126,290)	$1,294,461
Foreign currency translation adjustment				13,121	13,121
Net loss			(7,383)		(7,383)
Comprehensive loss					5,738
ASC 606			1,786		1,786
Stock option expense	9	3,965			3,974
Other		(84)	(766)		(850)
Balance at March 31, 2018	$381	$23,964	$1,393,933	$(113,169)	$1,305,109

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

The Company’s operations are organized into three geographic segments— Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Denmark, Norway and Holland; Dril-Quip Asia-Pacific PTE Ltd., located in Singapore; and Dril-Quip do Brazil LTDA, located in Macae, Brazil. Other operating subsidiaries include TIW Corporation (TIW) and Honing, Inc., both, located in Houston, Texas; DQ Holdings Pty. Ltd., located in Perth, Australia; Dril-Quip (Ghana) Ltd., located in Takoradi, Ghana; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; Dril-Quip (Nigeria) Ltd., located in Port Harcourt, Nigeria; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China, with branches in Shezhen and Beijing, China; and Dril-Quip Qatar LLC, located in Doha, Qatar; Drip-Quip TIW Mexico S.A. de C.V., located in Villahermosa, Mexico; TIW de Venezuela S.A., located in Anaco, Venezuela and with a registered branch located in Ecuador; TIW (UK) Limited, located in Aberdeen, Scotland; TIW Hungary LLC, located in Szolnok, Hungary; and TIW International LLC, with a registered branch located in Singapore.

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of March 31, 2019 and the results of operations, comprehensive income and cash flows for the three -month periods ended March 31, 2019 and 2018. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income and cash flows for the three-month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At March 31, 2019 and December 31, 2018, receivables included $66.7 million and $57.0 million of unbilled receivables, respectively. For the quarter ended March 31, 2019, there were 21 projects representing approximately 18.0% of the Company's total revenues and approximately 26.0% of its product revenues that were accounted for using the over time method, compared to eight projects for the first quarter of 2018, which represented approximately 11.0% of the Company's total revenues and approximately 16.0% of its product revenues.

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

Lease revenues

The Company earns lease revenues from the rental of running tools. Rental revenues are recognized within leasing revenues on a day rate basis over the lease term, which is generally between one to three months.

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

Restructuring and Other Charges

In the third quarter of 2018, we initiated a global strategic plan to better align our operations with current market conditions. As a result of this plan, during the three months ended March 31, 2019, we incurred restructuring and other charges of approximately $2.4 million primarily related to employee termination benefits and consulting fees, which are included in "Selling, general and administrative" in our accompanying condensed consolidated statement of income (loss).

Treasury Shares

The Company continues to evaluate current market conditions on an on-going basis as it relates to executing its share buyback program. On February 26, 2019, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. For the three-month period ended March 31, 2019, the Company purchased 28,078 shares under the share repurchase plan at an average price of approximately $39.74 per share totaling approximately $1.1 million and has retired such shares.

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

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended
	March 31,
	2019	2018
	(In thousands)
Weighted average common shares outstanding - basic	35,559	37,729
Dilutive effect of common stock options and awards	-	-
Weighted average common shares outstanding – diluted	35,559	37,729

For the three months ended March 31, 2019, the Company has excluded the following common stock options and awards because their impact on the loss per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended
	March 31,
	2019	2018
	(In thousands)
Director stock awards	4	4
Stock options	-	11
Performance share units	92	78
Restricted stock awards	44	77

Reclassifications.  As a result of our global business transformation, certain prior period amounts have been reclassified to conform to the current period presentation as it related to product engineering and quality assurance cost. We reclassified approximately $5.0 million of engineering cost from our engineering and product development cost and approximately $0.7 million of quality assurance cost from selling, general and administrative to product cost of sales for the three months ended March 31, 2018. These reclassifications did not have an impact on our Net Income, Balance Sheets, Statement of Comprehensive Income (Loss), Statement of Equity and Statement of Cash Flows. Engineering cost and quality assurance cost were approximately $4.2 million and $0.8 million, respectively, for the three months ended March 31, 2019.

3. New Accounting Standards

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (right of use) and lease obligations (lease liability) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Please see Note 9, “Leases”, for a discussion of the impact related to the adoption of this standard.

4. Revenue Recognition

Revenues from contracts with customers consisted of the following:

	Three months ended
	March 31, 2019
	Western Hemisphere	Eastern Hemisphere	Asia- Pacific	Intercompany	Total
	(In thousands)
Product Revenues	$36,376	$18,618	$10,440	$-	$65,434
Service Revenues	9,845	5,005	3,626	-	18,476
Total	$46,221	$23,623	$14,066	$-	$83,910

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2018	$83,188
Additions	39,447
Transfers to Accounts Receivable	(19,090)
Contract Assets at March 31, 2019	$103,545

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2018	$9,648
Additions	59,090
Revenue Recognized	(55,906)
Contract Liabilities at March 31, 2019	$12,832

Receivables, which are included in trade receivables, net, were $195.0 million and $120.2 million for the three months ended March 31, 2019 and 2018, respectively. The amount of revenues from performance obligations satisfied (or partially satisfied) in previous periods was $15.4 million. The contract liabilities primarily relate to advance payments from customers and are included in "Customer prepayments" in our accompanying condensed consolidated balance sheets. The contract assets primarily relate to unbilled amounts typically resulting from sales under contracts when the over time method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer and is included in "Trade receivables, net" in our accompanying condensed consolidated balance sheets. Contract assets are transferred to the receivables when the rights become unconditional.

Obligations for returns and refunds were considered immaterial as of March 31, 2019.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our reconditioning services and over time product lines was $67.7 million as of March 31, 2019. The Company expects to recognize revenue on approximately 51.4% and 100.0% of the remaining performance obligations over the next 12 and 24 months, respectively.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

5. Stock-Based Compensation and Stock Awards

During the three months ended March 31, 2019, the Company recognized approximately $4.9 million of stock-based compensation expense, which includes approximately $1.8 million related to accelerated vesting of restricted stock awards of our former Chief Operating Officer, pursuant to a separation agreement entered into with him. The stock based compensation is included in "Selling, general and administrative" in our accompanying condensed consolidated statements of income (loss) and "Additional paid-in capital" in our accompanying condensed consolidated balance sheets, compared to $4.0 million recognized for the three months ended March 31, 2018. No stock-based compensation expense was capitalized during the three months ended March 31, 2019 or 2018.

6. Inventories, net

Inventories consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Raw materials and supplies	$50,775	$55,878
Work in progress	58,105	51,251
Finished goods	188,457	192,632
	297,337	299,761
Less: allowance for obsolete and excess inventory	(102,790)	(108,567)
Total inventory	$194,547	$191,194

7. Goodwill

The changes in the carrying amount of goodwill by reporting unit during the three months ended March 31, 2019 were as follows:

	Carrying Value	Foreign Currency	Carrying Value
	January 1, 2019	Translation	March 31, 2019
	(In thousands)
Eastern Hemisphere	$7,714	$66	$7,780
Western Hemisphere	-	-	-
Asia-Pacific	-	-	-
Total	$7,714	$66	$7,780

The Company performs its annual impairment tests of goodwill as of October 1 or when there is an indication an impairment may have occurred. As of March 31, 2019, there were no indications an impairment may have occurred.

The fair values used in the goodwill impairment assessment were determined using the net present value of the expected future cash flows for the reporting unit. During the Company’s goodwill impairment analysis, the Company determines the fair value of the reporting unit, as a whole, using a discounted cash flow analysis, which requires significant assumptions and estimates about future operations. The assumptions about future cash flows and growth rates are based on our current budget for the remainder of the current year, 2020 and for future periods, as well as our strategic plans and management’s beliefs about future exploration and development in the industry. Changes in management's forecast commodity price assumptions may cause us to reassess our goodwill for impairment and could result in non-cash impairment charges in the future.

8. Intangible Assets

Intangible assets consist of the following:

		March 31, 2019
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,159	$-	$23	$8,182
Patents	15 - 30 years	5,945	(1,751)	4	4,198
Customer relationships	5 - 15 years	25,787	(4,001)	88	21,874
Non-compete agreements	3 years	171	(127)	-	44
Organizational costs	indefinite	172	-	4	176
		$40,234	$(5,879)	$119	$34,474

		December 31, 2018
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
	(In thousands)
Trademarks	15 years	$8,236	$—	$(72)	$8,164
Patents	15 - 30 years	6,026	(1,925)	(11)	4,090
Customer relationships	5 - 15 years	25,703	(2,953)	(260)	22,490
Non-compete agreements	3 years	171	(113)	—	58
Organizational costs	indefinite	172		—	172
		$40,308	$(4,991)	$(343)	$34,974

9. Leases

Effective January 1, 2019, we adopted ASU 2016-02, “Leases” (Topic 842), and elected the package of practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. The impact of the adoption of ASC 842, as of January 1, 2019, was approximately $5.5 million to our assets, approximately $1.6 million to our current liability and approximately $3.9 million to our long-term liability.

Under the transition method selected by the Company, leases expiring at, or entered into after, January 1, 2019 were required to be recognized and measured. Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company's historical accounting under ASC 840. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities as of January 1, 2019, with no related impact on the Company’s Consolidated Statement of Stockholders’ Equity or Consolidated Statement of Income (Loss). Short-term leases have not been recorded on the balance sheet.

We lease facilities related to sales and service, manufacturing, reconditioning, certain office spaces, apartments and warehouse, all of which we classify as operating leases. In addition, we also lease certain office equipment and vehicles, which we classify as financing leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; short-term lease expense for the three months ended March 31, 2019 was approximately $0.5 million.

Most leases include one or more options to renew, with renewal terms that can extend the lease term on a monthly, annual or longer basis. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property.  The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of being exercised.

Certain lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

		Three months ended
		March 31, 2019
	Classification	(In thousands)
Assets
Operating	Operating lease right of use assets	$4,401
Finance	Other assets	722
Total lease assets		$5,123

Liabilities
Current
Operating	Operating lease liabilities	$1,176
Finance	Other accrued liabilities	361

Noncurrent
Operating	Operating lease liabilities, long-term	3,189
Finance	Other long-term liabilities	397
Total lease liabilities		$5,123

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is based on our rate for the Asset Backed Loan Facility.

Our lease cost at March 31, 2019 is as follows:

		Three months ended
		March 31, 2019
		(In thousands)
	Classification
Operating lease cost	Selling, general and administrative	$374
Finance lease cost		-
Amortization of leased assets	Selling, general and administrative	92
Interest on lease liabilities	Interest expense	9
Total lease cost		$475

The five year and beyond maturity of our lease obligations is presented below:

	Three months ended
	March 31, 2019
	Operating	Finance
	Leases	Leases	Total
	(In thousands)
2019	$1,109	$303	$1,412
2020	1,128	241	1,369
2021	479	142	621
2022	280	47	327
2023	181	19	200
After 2023	2,827	95	2,922
Total lease payments	$6,004	$847	$6,851
Less: interest	1,566	83	1,649
Present value of lease liabilities	$4,438	$764	$5,202

The lease term and discount rate for our operating and finance leases is as follows:

March 31, 2019
Weighted average remaining lease term (years)
Operating leases	12.4
Finance leases	2

Weighted average discount rate
Operating leases	4.79%
Finance leases	4.33%

We had no material non-cash financing leases entered into during the three months ended March 31, 2019.

Other information pertaining to our lease obligations is as follows:

Three months ended
March 31, 2019
(In thousands)
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$368
Operating cash flows from finance leases	9

Financing cash flows from finance leases for the three months ended March 31, 2019 were immaterial to our Consolidated Financial Statements.

The Company leases certain offices, shop and warehouse facilities, automobiles and equipment. Future annual minimum lease commitments at December 31, 2018 are as follows: 2019 - $2.0 million; 2020 - $1.5 million; 2021 - $0.8 million; 2022 - $.05 million; 2023 - $0.4 million; and thereafter - $4.2 million.

10. Asset Backed Loan (ABL) Credit Facility

On February 23, 2018, the Company, as borrower, and the Company’s subsidiaries TIW and Honing, Inc., as guarantors, entered into a five -year senior secured revolving credit facility (the “ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions as lenders with total commitments of $100.0 million, including up to $10.0 million available for letters of credit. The maximum amount that the Company may borrow under the ABL Credit Facility is subject to the borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.

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

The ABL Credit Facility contains various covenants and restrictive provisions that limit the Company’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The ABL Credit Facility also requires the Company to maintain a fixed charge coverage ratio of 1.0 to 1.0, based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to the Company’s other indebtedness. The Company is in compliance with the related covenants as of March 31, 2019.

As of March 31, 2019, the availability under the ABL Credit Facility was $40.0 million, after taking into account the outstanding letters of credit of approximately $2.0 million issued under the facility.

11. Geographic Areas

	For the three months ended March 31,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)
Revenues
Products
Standard Products	$23,767	$35,952	$14,118	$17,461	$10,440	$6,505	$-	$-	$48,325	$59,918
Percentage of Completion	12,609	6,484	4,500	2,404	-	2,239	-	-	17,109	11,127
Total Products	36,376	42,436	18,618	19,865	10,440	8,744	-	-	65,434	71,045
Services
Technical Advisory	7,022	6,241	4,082	5,101	3,195	1,365	-	-	14,299	12,707
Reconditioning	2,823	2,841	923	872	431	1,041	-	-	4,177	4,754
Total Services (excluding rental tools)	9,845	9,082	5,005	5,973	3,626	2,406	-	-	18,476	17,461
Leasing	6,321	5,535	2,647	4,205	1,439	927	-	-	10,407	10,667
Total Services (including rental tools)	16,166	14,617	7,652	10,178	5,065	3,333	-	-	28,883	28,128
Intercompany	4,091	3,073	144	186	740	165	-	-	4,975	3,424
Eliminations	-	-	-	-	-	-	(4,975)	(3,424)	(4,975)	(3,424)
Total Revenues	$56,633	$60,126	$26,414	$30,229	$16,245	$12,242	$(4,975)	$(3,424)	$94,317	$99,173
Depreciation and amortization	$5,419	$5,492	$1,053	$1,211	$1,198	$975	$686	$563	8,356	8,241
Income (loss) before income taxes	$1,579	$721	$6,581	$5,659	$5,196	$256	$(17,074)	$(11,118)	(3,718)	(4,482)

	March 31, 2019	December 31, 2018
	(In thousands)
Total long-lived assets:
Western Hemisphere	$410,204	$412,624
Eastern Hemisphere	257,363	256,899
Asia-Pacific	68,760	65,944
Eliminations	(395,938)	(395,938)
Total	$340,389	$339,529

Total assets:
Western Hemisphere	$737,282	$708,723
Eastern Hemisphere	793,983	788,171
Asia-Pacific	163,835	154,298
Eliminations	(511,371)	(458,682)
Total	$1,183,729	$1,192,510

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

12. Income Tax

The effective tax rate for the three months ended March 31, 2019 was -62.7%, compared to -64.7% for the three months ended March 31, 2018. The negative effective tax rate for the three months ended March 31, 2019 and March 31, 2018 is the result of net tax expense recorded against a pre-tax loss for the period. The change in the effective tax rate between the periods was primarily a result of increased valuation allowances in the U.S. and in various foreign countries, changes in nondeductible expenses, and mix of earnings in jurisdictions with differing tax rates.

13. Commitments and Contingencies

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

General

The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and dependency on the condition of the oil and gas industry. Additionally, certain of the Company’s products are used in potentially hazardous drilling, completion, and production applications that can cause personal injury, property damage and environmental claims. Although exposure to such risk has not resulted in any significant problems in the past, there can be no assurance that ongoing and future developments will not adversely impact the Company.

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto presented elsewhere herein as well as the discussion under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended
	March 31,
Brent Crude Oil Price per Barrel	2019	2018
Low	$53.23	$61.94
High	68.35	71.08
Average	63.10	66.86
Closing	$67.93	$69.02

According to the March 2019 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $63.0 per barrel in 2019 and $62.0 per barrel in 2020, compared with an average of $71.0 per barrel in 2018. In its March 2019 Oil Market Report, the International Energy Agency projected the 2019 global oil demand will grow to 100.6 million barrels per day, a 1.4 million barrels per day increase over 2018.

Offshore Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the three months ended March 31, 2019 and 2018. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Three months ended March 31,
	2019		2018
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	51	38	59	39
Eastern Hemisphere	62	71	55	59
Asia-Pacific	40	242	33	223
Total	153	351	147	321

Source: IHS—Petrodata RigBase – March 31, 2019 and 2018

According to IHS-Petrodata RigBase, as of March 31, 2019, there were 504 contracted rigs for the Company’s geographic regions (153 floating rigs and 351 jack-up rigs), which represents a 7.7% increase from the rig count of 468 rigs (147 floating rigs and 321 jack-up rigs) as of March 31, 2018.

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, as of March 31, 2019 and 2018, there were 103 and 132 rigs, respectively, under construction, which represents an approximate 22% decrease in rigs under construction. The expected delivery dates for the rigs under construction at March 31, 2019 are as follows:

	Floating	Jack-Up
	Rigs	Rigs	Total
2019	14	35	49
2020	11	30	41
2021	5	7	12
2022	1	-	1
After 2022 or unspecified delivery date	-	-	-
Total	31	72	103

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

In September 2018, the President directed the U.S. Trade Representative (USTR) to place additional tariffs on approximately $200 billion worth of additional imports from China. These tariffs, which took effect on September 24, 2018, initially have been set at a level of 10 percent until the end of the year, at which point the tariffs were to rise to 25 percent. However, on December 19, 2018, USTR postponed the date on which the rate of the additional duties will increase to 25 percent until March 2, 2019. On March 5, 2019, USTR officially announced that the rate of additional duty will remain at 10% until further notice.

In November 2018, the United States, Mexico and Canada signed the United States-Mexico-Canada Agreement (USMCA), the successor agreement to the North American Free Trade Agreement (NAFTA), which still requires ratification by the respective governments of all three signatories before going into effect. The President has indicated that he may withdraw the United States from NAFTA to encourage the U.S. Congress to vote on ratification of the USMCA.

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

The Company expects continued pressure in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Lower drilling and production activity had a negative impact on the Company’s results during the first quarter of 2019, but is expected to improve slightly in certain markets during the remainder of 2019. A prolonged delay in the recovery of commodity prices could also lead to further material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company's results of operations.

The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. These risks include nationalization, expropriation, war, acts of terrorism and civil disturbance, restrictive action by local governments, limitation on repatriation of earnings, change in foreign taxation, including changes in laws or differing interpretations of existing laws, and change in currency exchange rates, any of which could have an adverse effect on either the Company’s ability to manufacture its products in its facilities abroad or the demand in certain regions for the Company’s products or both. To date, the Company has not experienced any significant problems in foreign countries arising from local government actions or political instability, but there is no assurance that such problems will not arise in the future. Interruption of the Company’s international operations could have a material adverse effect on its overall operations.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in the commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at March 31, 2019 was approximately $303.7 million, compared to approximately $270.0 million at December 31, 2018, and $266.7 million at March 31, 2018.

The following table represents the change in backlog for the three months ended March 31, 2019, December 31, 2018, and March 31, 2018:

	Three months ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(In thousands)
Beginning Backlog	$269,968	$248,976	$207,305
Bookings:
Product (1)	104,350	91,256	132,538
Service	18,476	19,410	17,463
Leasing	10,407	11,882	10,665
Cancellation/Revision adjustments	(5,324)	(4,127)	(2,508)
Translation adjustments	143	(94)	385
Total Bookings	128,052	118,327	158,543
Revenues:
Product	65,434	66,043	71,045
Service	18,476	19,410	17,463
Leasing	10,407	11,882	10,665
Total Revenue	94,317	97,335	99,173
Ending Backlog (1)	$303,703	$269,968	$266,675

(1) The backlog data shown above includes all bookings as of March 31, 2019, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As of March 31, 2019, approximately $82.0 million related to contract awards is included in our backlog. As a result, this table above will not agree to the disclosed performance obligations of $67.0 million within "Revenue Recognition (Adoption of ASC 606)", Note 4 to the Notes to Condensed Consolidated Financial Statements.

During the first quarter of 2018, Dril-Quip Asia-Pacific Pte Ltd. was awarded a contract to supply top-tensioned riser (TTR) systems and related services for the development of the Ca Rong Do Project (CRD Project) located offshore Vietnam operated by Repsol with the participation of Mubadala, PVEP and PetroVietnam. The CRD Project is included within the backlog balance presented in the table above; however, due to ongoing territorial discussions between China and Vietnam, the CRD Project may experience continued delays or cancellation. The letter of award for the CRD Project has been extended until December 31, 2019.

In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petroleo Brasileiro S.A. (Petrobras), Brazil’s national oil company, which was amended in 2016 to extend the term of the contract through July 2020. As of March 31, 2019, the Company’s backlog included $7.9 million of purchase orders under this Petrobras contract. The Company has not yet recognized revenue of approximately $1.3 million as of March 31, 2019 for certain items of equipment that were completed but not yet accepted for delivery by Petrobras. If Petrobras does not ultimately accept these items for delivery or if they refuse to accept these or similar items completed in the future, the Company’s results of operations may be adversely affected. As part of the amendment to extend the term of the contract, Petrobras agreed to issue purchase orders totaling a minimum of approximately $24.5 million (based on current exchange rates) before 2019. As of March 31, 2019, approximately $24.5 million of the purchase orders have been issued (based on current exchange rates).

As of March 31, 2018, the total number of the Company's employees was 1,964, of which 1,028 were located in the United States. The total number of the Company’s employees as of December 31, 2018 was 1,926, of which 946 were located in the United States. As a result of natural attrition and reductions in workforce, the total number of employees as of March 31, 2019 was 1,850, of which 823 were located in the United States.

The June 23, 2016 referendum by British voters to exit the European Union (Brexit), and the uncertainty that has followed, has adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound sterling, as compared to the U.S. dollar and other currencies. Volatility in exchange rates could be expected to continue in the short term as the United Kingdom (U.K.) negotiates and seeks U.K. Parliamentary approval for its terms of exit from the European Union. A weaker British pound sterling compared to the U.S. dollar during a reporting period would cause local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. Continued adverse consequences such as deterioration in economic conditions and volatility in currency exchange rates could have a negative impact on the Company's financial position and results of operations. See “Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows" under "Item 1A. Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

In the third quarter of 2018, we initiated a global strategic plan to better align our operations with current market conditions, with a target annualized cost savings of $40 - $50 million. This analysis resulted in annualized cost savings of approximately $16 million during the fourth quarter of 2018. We expect these cost savings to continue for the remainder of 2019.

Revenues. Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. For the three months ended March 31, 2019 and 2018, the Company derived 69.4% and 71.6%, respectively, of its revenues from the sale of its products, 19.6% and 17.6%, respectively, of its revenue from services, and 11.0% and 10.8%, respectively, of its revenues from leasing. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 62.1% and 52.0% of its revenues derived from foreign sales for the three months ended March 31, 2019 and 2018, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 37.9% and 48.0% of the Company’s total revenues for the three months ended March 31, 2019 and 2018, respectively.

Product contracts are generally negotiated and sold separately from service contracts. In addition, service contracts are not typically included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on worldwide economic conditions in the oil and gas industry and is not based on a specific relationship between the two types of contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination, the customer is required to pay the Company for work performed and other costs necessarily incurred due to the change or termination.

Generally, the Company attempts to raise its prices as its costs increase. However, the actual pricing of the Company’s products and services is impacted by a number of factors, including global oil prices, competitive pricing pressure, the level of utilized capacity in the oil service sector, preservation of market share, the introduction of new products and overall market conditions.

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over time basis. For the three months ended March 31, 2019, there were 21 projects representing approximately 18.0% of the Company’s total revenues and approximately 26.0% of its product revenues that were accounted for using over time accounting, compared to eight projects for the first quarter of 2018, which represented approximately 11.0% of the Company’s total revenues and approximately 16.0% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

Cost of Sales. The principal elements of cost of sales are labor, raw materials, manufacturing overhead, and application engineering expenses related to customized products. Cost of sales as a percentage of revenues is influenced by the product mix sold in any particular period, costs from projects accounted for under the over time method, over/under manufacturing overhead absorption, pricing and market conditions. The Company’s costs related to its foreign operations do not significantly differ from its domestic costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs associated with sales and marketing, general corporate overhead, business development expenses, compensation expense, stock-based compensation expense, legal expenses, foreign currency transaction gains and losses and other related administrative functions.

Engineering and Product Development Expenses. Engineering and product development expenses consist of new product development and testing.

Gain on sale of assets. Gain on sale of assets consists of sales of certain property, plant and equipment. There were no significant sales of assets during the three months ended March 31, 2019.

Income Tax Provision. The Company’s effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, impact of valuation allowances, and other differences related to the recognition of income and expense between U.S. GAAP and applicable tax rules.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of income data expressed as a percentage of revenues:

	Three months ended
	March 31,
	2019	2018
Revenues:
Products	69.4%	71.6%
Services	19.6	17.6
Leasing	11.0	10.8
Total revenues	100.0	100.0
Cost of sales:
Products	54.6	57.8
Services	9.8	14.7
Leasing	9.1	1.5
Total cost of sales	73.6	74.1
Selling, general and administrative	26.0	27.8
Engineering and product development	3.8	4.5
Restructuring and other charges	2.5	-
Gain on sale of assets	-	-
Operating loss	(5.9)	(6.3)
Interest income	2.1	1.8
Interest expense	(0.1)	(0.0)
Income (loss) before income taxes	(3.9)	(4.5)
Income tax provision (benefit)	2.5	2.9
Net loss	(6.4)%	(7.4)%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended March 31,
	2019	2018
	(In millions)
Revenues:
Products:
Subsea	$52.2	$54.9
Surface	3.0	9.9
Downhole	8.4	5.1
Offshore Rig	1.8	1.2
Total products	65.4	71.1
Services	18.5	17.5
Leasing	10.4	10.6
Total revenues	$94.3	$99.2

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues.  Revenues decreased by $4.9 million, or approximately 4.9%, to $94.3 million for the three months ended March 31, 2019 from $99.2 million in the three months ended March 31, 2018, primarily due to a decrease in demand for exploration and production equipment. Product revenues decreased by approximately $5.6 million for the three months ended March 31, 2019 as compared to the same period in 2018 as a result of decreased revenues of $2.7 million in subsea equipment and $6.9 million in surface equipment, partially offset by increased revenues of $3.3 million in downhole tools and $0.6 million in offshore rig equipment. Product revenues increased in Asia-Pacific by $1.7 million, offset by a decrease in the Western and Eastern Hemispheres of $6.1 million and $1.3 million, respectively. While the rise in oil and gas prices has resulted in slightly increased demand for exploration and production equipment in the Western and Eastern Hemispheres during the quarter, which was partially offset by the Kangean project coming to completion in Asia-Pacific. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand. Service revenues increased by approximately $1.0 million resulting from increased service revenues in the Asia-Pacific and Western Hemisphere of $1.2 million, and $0.8 million, respectively, offset by a decrease in the Eastern Hemisphere of approximately $1.0 million. The majority of the increases in service revenues related to increased technical advisory assistance and reconditioning of customer-owned property.

Cost of Sales.  Cost of sales decreased by $4.1 million, or approximately 5.6%, to $69.4 million for the three months ended March 31, 2019 from $73.5 million for the same period in 2018. As a percentage of revenues, cost of sales was relatively flat at 73.6% for the three months ended March 31, 2019 as compared to the same period in 2018. Unabsorbed manufacturing overhead costs related to our forge operations were approximately $1.8 million and $1.7 million for the three months ended March 21, 2019 and 2018, respectively.

Selling, General and Administrative Expenses.  For the three months ended March 31, 2019, selling, general and administrative expenses decreased by approximately $3.0 million, or 10.9%, to $24.5 million from $27.5 million for the same period in 2018, primarily due to a decrease in selling expense and foreign exchange gain.

Restructuring and Other Charges. In the third quarter of 2018, we initiated a global strategic plan to better align our operations with current market conditions. As a result of this plan, during the three months ended March 31, 2019, we incurred restructuring and other charges of approximately $2.4 million related to consulting fees, and an approximate $1.1 million payout to our former Chief Operating Officer, pursuant to a separation agreement entered into with him. We believe that our plan will be finalized by mid-2019 and that we will incur additional charges with respect to this plan.

Engineering and Product Development Expenses.  For the three months ended March 31, 2019, engineering and product development expenses decreased by approximately $0.8 million, or 18.1%, to $3.6 million from $4.4 million for the same period in 2018.

Gain on Sale of Assets.  There were no significant sales of assets during the three months ended March 31, 2019.

Income Tax Provision. Income tax expense for the three months ended March 31, 2019 was $2.3 million on a loss before taxes of $3.7 million, resulting in an effective tax rate of -62.7%. Income tax expense for the three months ended March 31, 2018 was $2.9 million on a loss before taxes of $4.5 million, resulting in an effective income tax rate of approximately -64.7%. The change in the effective tax rate between the periods was primarily a result of increased valuation allowances in the U.S. and in various foreign countries, changes in nondeductible expenses, and mix of earnings in jurisdictions with differing tax rates.

Net Loss.  Net loss was approximately $6.1 million for the three months ended March 31, 2019, compared to net loss of $7.4 million for the same period in 2018 for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended March 31,
	2019	2018
	(In thousands)
Net loss	$(6,051)	$(7,383)
Add:
Interest (income) expense	(1,885)	(1,795)
Income tax provision	2,333	2,901
Depreciation and amortization expense	8,356	8,241
Restructuring and other charges	2,396	600
Gain on sale of assets	(13)	-
Foreign currency loss (gain)	(704)	1,304
Stock compensation expense	4,862	3,974
Adjusted EBITDA	$9,294	$7,842

Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Operating activities	$838	$11,388
Investing activities	(3,186)	(10,500)
Financing activities	(1,116)	52
	(3,464)	940
Effect of exchange rate changes on cash activities	172	1,471
Increase (decrease) in cash and cash equivalents	$(3,292)	$2,411

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

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. The Company’s principal source of funds is cash flows from operations. As of March 31, 2019, the Company had availability of $40.0 million under the ABL Credit Facility.

Net cash provided by operating activities for the first quarter of 2019 was $0.8 million as compared to $11.4 million in the first quarter of 2018. The net change is primarily due to a decrease in the net loss in the first quarter of 2019 of $1.3 million, an increase in restructuring and other charges of $1.3 million and an increase in stock-based compensation of $0.9 million, offset by a decreased change in operating activities of $13.4 million.

The change in operating assets and liabilities for the three months ended March 31, 2019 resulted in a $6.8 million decrease in cash. The increase in trade receivables resulted in decreased cash flow of $5.6 million. The increase in inventory resulted in decreased cash flow of $2.7 million. The decrease in prepaids and other assets increased operating cash flow by $16.0 million. The decrease in trade accounts payable and accrued liabilities resulted in decreased operating cash flow of $14.5 million.

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

The change in investing cash flows for the three months ended March 31, 2019 resulted in a $3.2 million decrease to cash. Capital expenditures by the Company were $3.5 million and $10.6 million for the three months ended March 31, 2019 and 2018, respectively. The capital expenditures for the three months ended March 31, 2019 were $0.8 million for buildings, $1.2 million for rental tools and $1.1 million for machinery and equipment.  The capital expenditures for the three months ended March 31, 2018 were $2.2 million for machinery and equipment, $6.0 million for facilities, $2.0 million for rental tools and $0.4 million for other capital expenditures.

Repurchase of Equity Securities

On February 26, 2019, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. For the three-month period ended March 31, 2019, the Company purchased 28,078 shares under the share repurchase plan at an average price of approximately $39.74 per share totaling approximately $1.1 million and has retired such shares.

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

As of March 31, 2019, the availability under the ABL Credit Facility was $40.0 million, after taking into account the outstanding letters of credit of approximately $2.0 million issued under the facility. For additional information on the ABL Credit Facility, see " Asset Backed Loan (ABL) Credit Facility" Note 10 to the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting policies. During the three months ended March 31, 2019, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company since December 31, 2018.

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

The Company experienced a foreign currency pre-tax gain of approximately $0.7 million during the three-month period ended March 31, 2019 and a pre-tax loss of $1.3 million in the same period of 2018. These losses and gains were primarily due to the exchange rate fluctuations between the U.S. dollar and various currencies within the foreign regions where we do business.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer

concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

The adoption of the new lease guidance under ASC 842 required the implementation of new accounting policies and processes, including changes to our information systems, which changed the Company’s internal controls over financial reporting.

There has been no other change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings

For a description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 13 to the Notes to Condensed Consolidated Financial Statements.

Item 1A.      Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase and cancellation of our common stock during the three months ended March 31, 2019.  There were no repurchases and cancellations during the three months ended March 31, 2018.

	Three months ended
	March 31, 2019
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2019	-	$-	-	$-
February 1 - 28, 2019	-	-	-	-
March 1 - 31, 2019	28,078	39.74	28,078	98.9
	28,078	$39.74	28,078	$98.9

(1) On February 26, 2019, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company is authorized to repurchase up to $100.0 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Dril-Quip, Inc. (the “Company” or “Dril-Quip”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

•	future operating results and cash flow;
•	scheduled, budgeted and other future capital expenditures;
•	planned or estimated cost savings;
•	working capital requirements;
•	the need for and the availability of expected sources of liquidity;
•	the introduction into the market of the Company’s future products;
•	the market for the Company’s existing and future products;
•	the Company’s ability to develop new applications for its technologies;
•	the exploration, development and production activities of the Company’s customers;
•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;
•	effects of pending legal proceedings;
•	changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities; and
•	future operations, financial results, business plans and cash needs.

These statements are based on assumptions and analysis in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the following:

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

•	project terminations, suspensions or scope adjustments to contracts reflected in the Company’s backlog;
•	the Company’s reliance on product development;
•	technological developments;
•	the Company’s reliance on third-party technologies
•	acquisition and merger activities involving the Company or its competitors;
•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;
•	the Company’s reliance on sources of raw materials, including any increase in steel costs or decreases in steel supply as a result of global tariffs on certain imported steel mill products;
•	impact of environmental matters, including future environmental regulations;
•	competitive products and pricing pressures;
•	fluctuations in foreign currency, including those attributable to the Brexit;
•	the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and pricing;
•	the Company’s reliance on significant customers;
•	creditworthiness of the Company’s customers;
•	fixed-price contracts;
•	changes in general economic, market or business conditions;
•	access to capital markets;
•	negative outcome of litigation, threatened litigation or government proceedings;
•	terrorist threats or acts, war and civil disturbances; and
•	changes to, and differing interpretations of, tax laws with respect to our operations and subsidiaries.

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

Investors should note that Dril-Quip announces financial information in SEC filings, press releases and public conference calls. Dril-Quip may use the Investors section of its website (www.dril-quip.com) to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on Dril-Quip’s website is not part of this Form 10-Q.

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

Form of Certificate representing Common Stock, (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-13439).

*+10.1

Separation Agreement and Release, dated March 5, 2019, between the Company and James A. Gariepy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 8, 2019).

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

DRIL-QUIP, INC.

Date: April 25, 2019	BY:	/s/ Jeffrey J. Bird
Jeffrey J. Bird,
Senior Vice President – Production Operations and Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)