Form 10-Q
period 2019-06-30
DRIL-QUIP INC
filed 2019-07-25
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

(713) 939-7711

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	DRQ	New York Stock Exchange

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

As of July 23, 2019, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 36,207,042.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	December 31, 2018
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$423,126	418,100
Trade receivables, net	218,507	202,165
Inventories, net	194,513	191,194
Prepaids and other current assets	31,997	41,522
Total current assets	868,143	852,981
Operating lease right of use assets	4,295	-
Property, plant and equipment, net	265,591	274,123
Deferred income taxes	7,984	7,995
Goodwill	7,633	7,714
Intangible assets	33,811	34,974
Other assets	14,444	14,723
Total assets	$1,201,901	1,192,510
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,681	26,693
Accrued income taxes	4,441	3,138
Customer prepayments	8,533	9,648
Accrued compensation	11,416	10,537
Operating lease liabilities	1,276	-
Other accrued liabilities	26,750	32,242
Total current liabilities	87,097	82,258
Deferred income taxes	2,623	2,466
Income tax payable	9,817	9,623
Operating lease liabilities, long-term	3,005	-
Other long-term liabilities	2,231	2,001
Total liabilities	104,773	96,348
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 36,207,042 and 36,264,001 shares issued and outstanding at June 30, 2019 and December 31, 2018	376	376
Additional paid-in capital	43,053	34,953
Retained earnings	1,199,502	1,205,946
Accumulated other comprehensive losses	(145,803)	(145,113)
Total stockholders' equity	1,097,128	1,096,162
Total liabilities and stockholders' equity	$1,201,901	1,192,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenues:
Products	$77,233	$64,719	$142,667	$135,764
Services	16,575	17,998	35,051	35,460
Leasing	10,000	12,144	20,407	22,810
Total revenues	103,808	94,861	198,125	194,034
Cost and expenses:
Cost of sales:
Products	53,568	57,916	105,110	115,261
Services	10,219	8,268	19,455	17,912
Leasing	10,080	9,353	18,675	15,850
Total cost of sales	73,867	75,537	143,240	149,023
Selling, general and administrative	22,835	22,869	47,378	50,218
Engineering and product development	5,157	5,302	8,777	9,720
Restructuring and other charges	1,019	-	3,415	-
Gain on sale of assets	(1,190)	(5,099)	(1,203)	(5,099)
Total costs and expenses	101,688	98,609	201,607	203,862
Operating income (loss)	2,120	(3,748)	(3,482)	(9,828)
Interest income	2,680	2,275	4,686	4,075
Interest expense	-	(151)	(121)	(350)
Income (loss) before income taxes	4,800	(1,624)	1,083	(6,103)
Income tax provision	3,119	1,418	5,452	4,318
Net income (loss)	1,681	(3,042)	(4,369)	(10,421)
Income (loss) per common share:
Basic	$0.05	$(0.08)	$(0.12)	$(0.28)
Diluted	$0.05	$(0.08)	$(0.12)	$(0.28)
Weighted average common shares outstanding:
Basic	35,967	37,615	35,764	37,672
Diluted	36,210	37,615	35,764	37,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss)	$1,681	$(3,042)	$(4,369)	$(10,421)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,317)	(21,666)	(690)	(8,545)
Total comprehensive loss	(636)	(24,708)	(5,059)	(18,966)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2019	2018
	(In thousands)
Operating activities
Net loss	$(4,369)	$(10,421)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,851	17,242
Stock-based compensation expense	8,083	7,585
Restructuring and other charges	314	-
Gain on sale of assets	(1,203)	(5,099)
Deferred income taxes	164	578
Changes in operating assets and liabilities:
Trade receivables, net	(16,716)	7,007
Inventories, net	(1,002)	22,731
Prepaids and other assets	5,860	(3,117)
Accounts payable and accrued expenses	2,731	(13,374)
Other, net	(63)	334
Net cash provided by operating activities	10,650	23,466
Investing activities
Purchase of property, plant and equipment	(4,598)	(19,605)
Proceeds from sale of equipment	1,565	10,517
Net cash used in investing activities	(3,033)	(9,088)
Financing activities
Repurchase of common shares	(1,996)	(9,830)
ABL Credit Facility issuance costs	-	(815)
Proceeds from exercise of stock options	-	642
Net cash used in financing activities	(1,996)	(10,003)
Effect of exchange rate changes on cash activities	(595)	(4,133)
Increase in cash and cash equivalents	5,026	242
Cash and cash equivalents at beginning of period	418,100	493,180
Cash and cash equivalents at end of period	$423,126	$493,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at April 1, 2019	$376	$39,815	$1,198,700	$(143,486)	$1,095,405
Foreign currency translation adjustment	-	-	-	(2,317)	(2,317)
Net income	-	-	1,681	-	1,681
Comprehensive loss					(636)
Repurchase of common stock (22,073 shares)	-	-	(880)	-	(880)
Stock option expense	-	3,221	-	-	3,221
Other	-	17	1	-	18
Balance at June 30, 2019	$376	$43,053	$1,199,502	$(145,803)	$1,097,128

Balance at January 1, 2019	$376	$34,953	$1,205,946	$(145,113)	$1,096,162
Foreign currency translation adjustment	-	-	-	(690)	(690)
Net loss	-	-	(4,369)	-	(4,369)
Comprehensive loss					(5,059)
Repurchase of common stock (50,151 shares)	-	-	(1,996)	-	(1,996)
Stock option expense	-	8,083	-	-	8,083
Other	-	17	(79)	-	(62)
Balance at June 30, 2019	$376	$43,053	$1,199,502	$(145,803)	$1,097,128

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at April 1, 2018	$381	$23,964	$1,393,933	$(113,169)	$1,305,109
Foreign currency translation adjustment	-	-	-	(21,666)	(21,666)
Net loss	-	-	(3,042)	-	(3,042)
Comprehensive loss					(24,708)
Repurchase of common stock (219,102 shares)	(2)	-	(9,828)	-	(9,830)
Options exercised	15	575	-	-	590
Stock option expense	-	3,611		-	3,611
Other	-	(1)	676	-	675
Balance at June 30, 2018	$394	$28,149	$1,381,739	$(134,835)	$1,275,447

Balance at January 1, 2018	372	20,083	1,400,296	(126,290)	1,294,461
Foreign currency translation adjustment	-	-		(8,545)	(8,545)
Net loss	-	-	(10,421)	-	(10,421)
Comprehensive loss					(18,966)
ASC 606	-	-	1,786	-	1,786
Repurchase of common stock (219,102 shares)	(2)	-	(9,828)	-	(9,830)
Options exercised	24	618	-	-	642
Stock option expense	-	7,585	-	-	7,585
Other	-	(137)	(94)	-	(231)
Balance at June 30, 2018	$394	$28,149	$1,381,739	$(134,835)	$1,275,447

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of June 30, 2019 and the results of operations and comprehensive income for the three and six months ended June 30, 2019 and 2018 and cash flows for the six-month periods ended June 30, 2019 and 2018. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income and cash flows for the six-month period ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Product revenues

The Company recognizes product revenues from two methods:

•	product revenues are recognized over time as control is transferred to the customer; and
•	product revenues from the sale of products that do not qualify for the over time method are recognized as point in time.

Revenues recognized under the over time method

The Company uses the over time method on long-term project contracts that have the following characteristics:

•	the contracts call for products which are designed to customer specifications;
•	the structural designs are unique and require significant engineering and manufacturing efforts generally requiring more than six months in duration;
•	product requirements cannot be filled directly from the Company’s standard inventory; and
•	The Company has an enforceable right to payment for any work completed to date and the enforceable payment includes a reasonable profit margin.

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

Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At June 30, 2019 and December 31, 2018, receivables included $68.4 million and $57.0 million of unbilled receivables, respectively. For the three months ended June 30, 2019, there were 24 projects representing approximately 21.0% of the Company's total revenues and approximately 29.0% of its product revenues that were accounted for using over time accounting, compared to nine projects for the three months ended June 30, 2018, which represented approximately 13.0% of the Company's total revenues and approximately 19.0% of its product revenues. For the six months ended June 30, 2019, there were 24 projects representing approximately 20.0% of the Company’s total revenues and approximately 27.0% of its product revenues that were accounted for using over time accounting, compared to ten projects for the six months ended June 30, 2018, which represented approximately 13.0% of the Company’s total revenues and approximately 18.0% of its product revenues.

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

Restructuring and Other Charges

In the third quarter of 2018, we initiated a global strategic plan to better align our operations with current market conditions and finalized this plan during the second quarter of 2019. As a result of this plan, during the three and six months ended June 30, 2019, we incurred restructuring and other charges of approximately $1.0 million and $3.4 million, respectively. All of these charges primarily relate to employee termination benefits and consulting fees.

Treasury Shares

On February 26, 2019, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. For the three-month period ended June 30, 2019, the Company purchased 22,073 shares under the share repurchase plan at an average price of approximately $39.87 per share totaling approximately $0.9 million and has retired such shares.

For the six-month period ended June 30, 2019, the Company purchased 50,151 shares under the share repurchase plan at an average price of approximately $39.80 per share totaling approximately $2.0 million and has retired such shares. The Company continues to evaluate current market conditions on an on-going basis as it relates to executing its share buyback program.

Earnings Per Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed considering the dilutive effect of stock awards using the treasury stock method.

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Weighted average common shares outstanding - basic	35,967	37,615	35,764	37,672
Dilutive effect of common stock awards	243	-	-	-
Weighted average common shares outstanding – diluted	36,210	37,615	35,764	37,672

For the three and six months ended June 30, 2019, the Company has excluded the following common stock options and awards because their impact on the income/(loss) per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Director stock awards	-	6	7	4
Stock options	-	10	-	11
Performance share units	2	97	121	87
Restricted stock awards	7	105	97	89

Reclassifications.  As a result of our global business transformation, certain prior period amounts have been reclassified to conform to the current period presentation as it related to product engineering and quality assurance cost. We reclassified approximately $5.2 million and $10.3 million of engineering cost from our engineering and product development cost and approximately $0.9 million and $1.6 million of quality assurance cost from selling, general and administrative to product cost of sales during the three and six months ended June 30, 2018, respectively. These reclassifications did not have an impact on our Condensed Consolidated Statements of Income (Loss), Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows. Engineering costs were approximately $4.1 million and $8.3 million for the three and six months ended June 30, 2019, respectively. Quality assurance costs were approximately $0.9 million and $1.6 million for the three and six months ended June 30, 2019, respectively.

3. New Accounting Standards

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”. The new standard requires lessees to recognize lease assets (right of use) and lease obligations (lease liability) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for fiscal periods beginning after December 15, 2018, including interim periods within those fiscal years. Please see Note 9, “Leases”, for a discussion of the impact related to the adoption of this standard.

In April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Financial Instruments – Credit Losses (Topic 326)”. The new standard clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments (addressed by ASUs 2016-13, 2017-12, and 2016-01, respectively). The standard is effective for fiscal periods beginning after December 15, 2019, including interim periods within those fiscal years. We are currently in the process of assessing the impact of this guidance.

4. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Three months ended
	June 30, 2019
	Western Hemisphere	Eastern Hemisphere	Asia- Pacific	Total
	(In thousands)
Product Revenues	$38,883	$24,540	$13,810	$77,233
Service Revenues	9,161	4,869	2,545	16,575
Total	$48,044	$29,409	$16,355	$93,808

	Six months ended
	June 30, 2019
	Western Hemisphere	Eastern Hemisphere	Asia- Pacific	Total
	(In thousands)
Product Revenues	$75,259	$43,158	$24,250	$142,667
Service Revenues	19,006	9,873	6,172	35,051
Total	$94,265	$53,031	$30,422	$177,718

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2018	$83,188
Additions	47,729
Transfers to Accounts Receivable	(25,531)
Contract Assets at June 30, 2019	$105,386

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2018	$9,648
Additions	109,630
Revenue Recognized	(110,746)
Contract Liabilities at June 30, 2019	$8,532

Contract assets receivables, which are included in trade receivables, net, were $105.4 million and $83.2 million at June 30, 2019 and December 31, 2018, respectively. Contract assets include unbilled accounts receivable associated with contracts accounted for under the over time accounting method, which are included in trade receivables, net, in our accompanying condensed consolidated balance sheets and which were approximately $68.4 million and $57.0 million at June 30, 2019 and December 31, 2018, respectively. Unbilled contract assets are transferred to the trade receivables, net, when the rights become unconditional. The contract liabilities primarily relate to advance payments from customers and are included in customer prepayments in our accompanying condensed consolidated balance sheets.

Obligations for returns and refunds were considered immaterial as of June 30, 2019.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our reconditioning services and over time product lines was $78.0 million as of June 30, 2019. The Company expects to recognize revenue on approximately 62.8% and 100.0% of the remaining performance obligations over the next 12 and 24 months, respectively.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

5. Stock-Based Compensation and Stock Awards

During the three and six months ended June 30, 2019, the Company recognized approximately $3.2 million and $8.1 million, respectively, of stock-based compensation expense, which includes approximately $1.8 million related to accelerated vesting of restricted stock awards of our former Chief Operating Officer, pursuant to a separation agreement entered into with him. The stock based compensation is included in "Selling, general and administrative" in our accompanying condensed consolidated statements of income (loss) and "Additional paid-in capital" in our accompanying condensed consolidated balance sheets, compared to $3.6 million and $7.6 million recognized for the three and six months ended June 30, 2018, respectively. No stock-based compensation expense was capitalized during the three and six months ended June 30, 2019 or 2018.

6. Inventories, net

Inventories consist of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Raw materials and supplies	$46,291	$55,878
Work in progress	54,325	51,251
Finished goods	188,326	192,632
	288,942	299,761
Less: allowance for obsolete and excess inventory	(94,429)	(108,567)
Total inventory	$194,513	$191,194

7. Goodwill

The changes in the carrying amount of goodwill by reporting unit during the six months ended June 30, 2019 were as follows:

	Carrying Value	Foreign Currency	Carrying Value
	January 1, 2019	Translation	June 30, 2019
	(In thousands)
Eastern Hemisphere	$7,714	$(81)	$7,633
Western Hemisphere	-	-	-
Asia-Pacific	-	-	-
Total	$7,714	$(81)	$7,633

The Company performs its annual impairment tests of goodwill as of October 1 or when there is an indication an impairment may have occurred. As of June 30, 2019, there were no indications an impairment may have occurred.

The fair value used in the goodwill impairment assessment was determined using the net present value of the expected future cash flows for the reporting unit. During the Company’s goodwill impairment analysis, the Company determines the fair value of the reporting unit, as a whole, using a discounted cash flow analysis, which requires significant assumptions and estimates about future operations. The assumptions about future cash flows and growth rates are based on our current budget for the remainder of the current year, 2020 and for future periods, as well as our strategic plans and management’s beliefs about future exploration and development in the industry. Changes in management's forecast commodity price assumptions may cause us to reassess our goodwill for impairment and could result in a non-cash impairment charge in the future.

8. Intangible Assets

Intangible assets consist of the following:

		June 30, 2019
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,159	$-	$22	$8,181
Patents	15 - 30 years	5,945	(2,011)	1	3,935
Customer relationships	5 - 15 years	25,787	(4,301)	8	21,494
Non-compete agreements	3 years	171	(141)	-	30
Organizational costs	indefinite	172	-	(1)	171
		$40,234	$(6,453)	$30	$33,811

		December 31, 2018
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
	(In thousands)
Trademarks	15 years	$8,236	-	$(72)	$8,164
Patents	15 - 30 years	6,026	(1,925)	(11)	4,090
Customer relationships	5 - 15 years	25,703	(2,953)	(260)	22,490
Non-compete agreements	3 years	171	(113)	-	58
Organizational costs	indefinite	172	-	-	172
		$40,308	$(4,991)	$(343)	$34,974

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

We lease facilities related to sales and service, manufacturing, reconditioning, certain office spaces, apartments and warehouse, all of which we classify as operating leases. In addition, we also lease certain office equipment and vehicles, which we classify as financing leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; short-term lease expense for the three and six months ended June 30, 2019 was approximately $0.6 million and $1.1 million, respectively.

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

		June 30, 2019
	Classification	(In thousands)
Assets
Operating	Operating lease right of use assets	$4,295
Finance	Other assets	518
Total lease assets		$4,813

Liabilities
Current
Operating	Operating lease liabilities	$1,276
Finance	Other accrued liabilities	310

Noncurrent
Operating	Operating lease liabilities, long-term	3,005
Finance	Other long-term liabilities	229
Total lease liabilities		$4,820

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is based on our rate for the Asset Backed Loan Facility.

Our lease cost for the three and six months ended June 30, 2019 is as follows:

		Three months ended	Six months ended
		June 30, 2019
		(In thousands)
	Classification
Operating lease cost	Selling, general and administrative	$371	$745
Short-term lease costs	Selling, general and administrative	589	1,118
Amortization of leased assets	Selling, general and administrative	92	184
Interest on lease liabilities	Net interest expense	6	15
Total lease cost		$1,058	$2,062

The five year and beyond maturity of our lease obligations is presented below:

	Six months ended
	June 30, 2019
	Operating	Finance
	Leases	Leases	Total
	(In thousands)
2019	$727	$194	$921
2020	1,231	224	1,455
2021	523	122	645
2022	274	31	305
2023	177	4	181
After 2023	2,767	-	2,767
Total lease payments	$5,699	$575	$6,274
Less: interest	1,476	39	1,515
Present value of lease liabilities	$4,223	$536	$4,759

The lease term and discount rate for our operating and finance leases is as follows:

June 30, 2019
Weighted average remaining lease term (years)
Operating leases	12.4
Finance leases	2.1

Weighted average discount rate
Operating leases	4.8%
Finance leases	4.3%

We had no material non-cash financing leases entered into during the three months ended June 30, 2019.

Other information pertaining to our lease obligations is as follows:

June 30, 2019
(In thousands)
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$395
Operating cash flows from finance leases	$8

Financing cash flows from finance leases for the six months ended June 30, 2019 were immaterial to our Consolidated Financial Statements.

The Company leases certain offices, shop and warehouse facilities, automobiles and equipment. Future annual minimum lease commitments at December 31, 2018 are as follows: 2019 - $2.0 million; 2020 - $1.5 million; 2021 - $0.8 million; 2022 - $0.5 million; 2023 - $0.4 million; and thereafter - $4.2 million.

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

The ABL Credit Facility contains various covenants and restrictive provisions that limit the Company’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions; and (5) engage in transactions with affiliates. The ABL Credit Facility also requires the Company to maintain a fixed charge coverage ratio of 1.0 to 1.0, based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to the Company’s other indebtedness. The Company is in compliance with the related covenants as of June 30, 2019.

As of June 30, 2019, the availability under the ABL Credit Facility was $43.0 million, after taking into account the outstanding letters of credit of approximately $0.3 million issued under the facility.

11. Geographic Areas

	Three months ended June 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)
Revenues
Products
Standard Products	$26,874	$40,022	$17,826	$7,571	$10,517	$4,938	$-	$-	$55,217	$52,531
Percentage of Completion	12,009	3,977	6,714	6,968	3,293	1,243	-	-	22,016	12,188
Total Products	38,883	43,999	24,540	14,539	13,810	6,181	-	-	77,233	64,719
Services
Technical Advisory	6,929	7,288	4,044	4,072	2,085	2,768	-	-	13,058	14,128
Reconditioning	2,232	2,631	825	1,076	460	163	-	-	3,517	3,870
Total Services (excluding rental tools)	9,161	9,919	4,869	5,148	2,545	2,931	-	-	16,575	17,998
Leasing	4,962	6,732	3,439	3,516	1,599	1,896	-	-	10,000	12,144
Total Services (including rental tools)	14,123	16,651	8,308	8,664	4,144	4,827	-	-	26,575	30,142
Intercompany	2,519	4,048	202	347	1,040	563		-	3,761	4,958
Eliminations	-	-	-	-	-	-	(3,761)	(4,958)	(3,761)	(4,958)
Total Revenues	$55,525	$64,698	$33,050	$23,550	$18,994	$11,571	$(3,761)	$(4,958)	$103,808	$94,861
Depreciation and amortization	$5,437	$5,993	$1,176	$1,134	$1,199	$1,155	$683	$719	$8,495	$9,001
Income (loss) before income taxes	$5,675	$6,362	$7,321	$8,133	$6,704	$(301)	$(14,900)	$(15,818)	$4,800	$(1,624)

	Six months ended June 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)
Revenues
Products
Standard Products	$50,640	$77,117	$31,944	$22,638	$20,957	$11,444	$-	$-	$103,541	$111,199
Percentage of Completion	24,619	9,317	11,214	11,766	3,293	3,482	-	-	39,126	24,565
Total Products	75,259	86,434	43,158	34,404	24,250	14,926	-	-	142,667	135,764
Services
Technical Advisory	13,953	13,529	8,126	9,174	5,281	4,132	-	-	27,360	26,835
Reconditioning	5,053	5,473	1,747	1,948	891	1,204	-	-	7,691	8,625
Total Services (excluding rental tools)	19,006	19,002	9,873	11,122	6,172	5,336	-	-	35,051	35,460
Leasing	11,283	12,265	6,086	7,722	3,038	2,823	-	-	20,407	22,810
Total Services (including rental tools)	30,289	31,267	15,959	18,844	9,210	8,159	-	-	55,458	58,270
Intercompany	6,613	7,121	346	532	1,778	728	-	-	8,737	8,381
Eliminations	-	-	-	-	-	-	(8,737)	(8,381)	(8,737)	(8,381)
Total	$112,161	$124,822	$59,463	$53,780	$35,238	$23,813	$(8,737)	$(8,381)	$198,125	$194,034
Depreciation and amortization	$10,857	$11,484	$2,228	$2,346	$2,397	$2,130	$1,369	$1,282	$16,851	$17,242
Income (loss) before income taxes	$8,408	$7,086	$13,902	$13,792	$11,901	$(45)	$(33,128)	$(26,936)	$1,083	$(6,103)

	June 30, 2019	December 31, 2018
	(In thousands)
Total long-lived assets:
Western Hemisphere	$404,034	$412,624
Eastern Hemisphere	255,875	256,899
Asia-Pacific	69,787	65,944
Eliminations	(395,938)	(395,938)
Total	$333,758	$339,529

Total assets:
Western Hemisphere	$740,895	$708,723
Eastern Hemisphere	799,599	788,171
Asia-Pacific	175,811	154,298
Eliminations	(514,404)	(458,682)
Total	$1,201,901	$1,192,510

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

12. Income Tax

The effective tax rate for the three and six months ended June 30, 2019 was 65.0% and 503.5%, respectively, compared to (87.4)% and (70.8)% for the same periods in 2018. The change in the effective tax rate between the periods was primarily a result of increased valuation allowances in the United States and in various foreign countries and a mix of earnings in jurisdictions with differing tax rates.

13. Commitments and Contingencies

Brazilian Tax Issue

From 2002 to 2007, the Company’s Brazilian subsidiary imported goods through, and paid taxes on such imports to, the State of Espirito Santo in Brazil. Upon the final sale of these goods, the Company’s Brazilian subsidiary collected taxes from customers and remitted them to the State of Rio de Janeiro net of the taxes paid on importation of those goods to the State of Espirito Santo in accordance with the Company’s understanding of Brazilian tax laws.

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with two assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo on the importation of goods from July 2005 to October 2007. The Company objected to these assessments on the grounds that they would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. The Company’s Brazilian subsidiary filed appeals with a State of Rio de Janeiro judicial court to annul both of these tax assessments and deposited with the court approximately $8.8 million in December 2014 and December 2016 as the full amount of the assessments with penalties and interest. The Company believes that these credits are valid and that success in the judicial court process is probable. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended		Six months ended
	June 30,		June 30,
Brent Crude Oil Price per Barrel	2019	2018	2019	2018
Low	$61.66	$66.04	$53.23	$61.94
High	74.94	80.42	74.94	80.42
Average	69.04	74.53	66.07	70.67
Closing	$67.52	$77.44	$67.52	$77.44

According to the July 2019 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $67 per barrel in 2019 and $67 per barrel in 2020, compared with an average of $71 per barrel in 2018. In its June 2019 Oil Market Report, the International Energy Agency projected the 2019 global oil demand will grow to 100.3 million barrels per day, a 1.2 million barrels per day increase over 2018.

Offshore Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the six months ended June 30, 2019 and 2018. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Six months ended June 30,
	2019		2018
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	50	41	59	42
Eastern Hemisphere	64	72	57	62
Asia-Pacific	40	244	34	225
Total	154	357	150	329

Source: IHS—Petrodata RigBase – June 30, 2019 and 2018

According to IHS-Petrodata RigBase, as of June 30, 2019, there were 526 contracted rigs for the Company’s geographic regions (159 floating rigs and 367 jack-up rigs), which represents a 9.1% increase from the rig count of 482 rigs (152 floating rigs and 330 jack-up rigs) as of June 30, 2018.

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, as of June 30, 2019 and 2018, there were 93 and 133 rigs, respectively, under construction, which represents an approximate 30% decrease in rigs under construction. The expected delivery dates for the rigs under construction at June 30, 2019 are as follows:

	Floating	Jack-Up
	Rigs	Rigs	Total
2019	7	27	34
2020	13	31	44
2021	7	7	14
2022	1	-	1
After 2022 or unspecified delivery date	-	-	-
Total	28	65	93

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

In September 2018, the President directed the U.S. Trade Representative (USTR) to place additional tariffs on approximately $200 billion worth of additional imports from China. These tariffs, which took effect on September 24, 2018, initially have been set at a level of 10 percent until the end of the year, at which point the tariffs were to rise to 25 percent. However, on December 19, 2018, USTR postponed the date on which the rate of the additional duties will increase to 25 percent until March 2, 2019. On May 9, 2019, USTR announced that the United States increased the level of tariffs from 10 percent to 25 percent on approximately $200 billion worth of Chinese imports. The President also ordered USTR to begin the process of raising tariffs on essentially all remaining imports from China, which are valued at approximately $300 billion.

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

The Company expects continued pressure in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Although lower drilling and production activity had a negative impact on the Company’s results during the first quarter of 2019, some customers have continued replenishing their inventory as broader demand has begun to increase and as they consume their existing inventories. A prolonged delay in the recovery of commodity prices could also lead to further material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company's results of operations.

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

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in the commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at June 30, 2019 was approximately $322.2 million compared to approximately $303.7 million at March 31, 2019 and $270.0 million at December 31, 2018.

The following table represents the change in backlog for the three months ended June 30, 2019, March 31, 2019, and December 31, 2018:

	Three months ended
	June 30, 2019	March 31, 2019	December 31, 2018
	(In thousands)
Beginning Backlog	$303,703	$269,968	$248,976
Bookings:
Product (1)	88,714	104,350	91,256
Service	16,575	18,476	19,410
Leasing	10,000	10,407	11,882
Cancellation/Revision adjustments	7,058	(5,324)	(4,127)
Translation adjustments	(46)	143	(94)
Total Bookings	122,301	128,052	118,327
Revenues:
Product	77,233	65,434	66,043
Service	16,575	18,476	19,410
Leasing	10,000	10,407	11,882
Total Revenue	103,808	94,317	97,335
Ending Backlog (1)	$322,196	$303,703	$269,968

(1) The backlog data shown above includes all bookings as of June 30, 2019, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As of June 30, 2019, approximately $82 million related to contract awards is included in our backlog. As a result, this table above will not agree to the disclosed performance obligations of $78 million within "Revenue Recognition (Adoption of ASC 606)", Note 4 to the Notes to Condensed Consolidated Financial Statements.

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

As of June 30, 2018, the total number of the Company's employees was 2,081, of which 1,101 were located in the United States. The total number of the Company’s employees as of December 31, 2018 was 1,926, of which 946 were located in the United States. As a result of natural attrition and reductions in workforce, the total number of employees as of June 30, 2019 was 1,813, of which 952 were located in the United States.

The June 23, 2016 referendum by British voters to exit the European Union (Brexit), and the uncertainty that has followed, has adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound sterling, as compared to the U.S. dollar and other currencies. Volatility in exchange rates could be expected to continue in the short term as the United Kingdom (U.K.) negotiates and seeks U.K. Parliamentary approval for its terms of exit from the European Union. A weaker British pound sterling compared to the U.S. dollar during a reporting period would cause local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. In addition, the Company continues to monitor potential changes to trade and customs requirements as a result of Brexit. Continued adverse consequences such as deterioration in economic conditions and volatility in currency exchange rates could have a negative impact on the Company's financial position and results of operations. See “Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows" under "Item 1A. Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

In the third quarter of 2018, we initiated a global strategic plan to better align our operations with current market conditions, with a target annualized cost savings of $40 to $50 million. This analysis resulted in annualized cost savings of approximately $16 million during the fourth quarter of 2018 and approximately $13 million for the six months ended June 30, 2019. We expect these cost savings to continue for the remainder of 2019.

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products. For the three months ended June 30, 2019 and 2018, the Company derived 74.4% and 68.2%, respectively, of its revenues from the sale of its products, 16.0% and 19.0%, respectively, of its revenue from services, and 9.6% and 12.8%, respectively, of its revenues from leasing. For the six months ended June 30, 2019 and 2018, the Company derived 72.0% and 70.0%, respectively, of its revenues from the sale of its products, 17.7% and 18.3%, respectively, of its revenue from services, and 10.3% and 11.8%, respectively, of its revenues from leasing. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 63.0% and 55.5% of its revenues derived from foreign sales for the six months ended June 30, 2019 and 2018, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 37.0% and 44.5% of the Company’s total revenues for the six months ended June 30, 2019 and 2018, respectively.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over time basis. For the three months ended June 30, 2019, there were 24 projects representing approximately 21.0% of the Company’s total revenues and approximately 29.0% of its product revenues that were accounted for using over time accounting, compared to nine projects for the three months ended June 30, 2018, which represented approximately 13.0% of the Company’s total revenues and approximately 19.0% of its product revenues. For the six months ended June 30, 2019, there were 24 projects representing approximately 20.0% of the Company’s total revenues and approximately 27.0% of its product revenues that were accounted for using over time accounting, compared to ten projects for the six months ended June 30, 2018, which represented approximately 13.0% of the Company’s total revenues and approximately 18.0% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Gain on sale of assets. Gain on sale of assets consists of sales of certain property, plant and equipment. Gain on sale of assets during the three and six months ended June 30, 2019 was $1.2 million. This gain consisted primarily of the sale of our Youngsville, Louisiana manufacturing and services facility.

Income Tax Provision. The Company’s effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, impact of valuation allowances, and other differences related to the recognition of income and expense between U.S. GAAP and applicable tax rules.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of income data expressed as a percentage of revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Products	74.4%	68.2%	72.0%	70.0%
Services	16.0	19.0	17.7	18.3
Leasing	9.6	12.8	10.3	11.7
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	51.6	61.1	53.1	59.4
Services	9.8	8.7	9.8	9.2
Leasing	9.7	9.8	9.4	8.2
Total cost of sales	71.1	79.6	72.3	76.8
Selling, general and administrative	22.0	24.1	23.9	25.9
Engineering and product development	5.0	5.6	4.4	5.0
Restructuring and other charges	1.0	-	1.7	-
Gain on sale of assets	(1.1)	(5.4)	(0.6)	(2.6)
Operating loss	2.0	(3.9)	(1.7)	(5.1)
Interest income	2.6	2.4	2.4	2.1
Interest expense	-	(0.2)	(0.1)	(0.2)
Income (loss) before income taxes	4.6	(1.7)	0.6	(3.2)
Income tax provision (benefit)	3.0	1.5	2.8	2.2
Net income (loss)	1.6%	(3.2)%	(2.2)%	(5.4)%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions)
Revenues:
Products:
Subsea	$61.8	$51.2	$114.0	$106.0
Surface	5.6	4.9	8.6	10.1
Downhole	7.1	7.5	15.6	17.4
Offshore Rig	2.7	1.1	4.5	2.3
Total products	77.2	64.7	142.7	135.8
Services	16.6	18.0	35.0	35.5
Leasing	10.0	12.1	20.4	22.8
Total revenues	$103.8	$94.8	$198.1	$194.1

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues.  Revenues increased by $8.9 million, or approximately 9.4%, to $103.8 million for the three months ended June 30, 2019 from $94.8 million for the three months ended June 30, 2018, primarily due to an increase in demand for exploration and production equipment. Product revenues increased by approximately $12.5 million for the three months ended June 30, 2019 as compared to the same period in 2018 as a result of increased revenues of $10.6 million in subsea equipment, $1.6 million in offshore rig equipment and $0.7 million in surface equipment, partially offset by decreased revenues of $0.4 million in downhole tools. Product revenues in Asia-Pacific and the Eastern Hemisphere increased by $7.6 million and $10.0 million, respectively, offset by a decrease in the Western Hemisphere of $5.1 million. An improving macro environment, as well as the Company’s sales optimization efforts, resulted in higher revenue in the Asia Pacific and Eastern Hemisphere. The Company also noted some customers have continued replenishing their inventory as broader demand has begun to increase and as they consume their existing inventories. Lower activity in the Western Hemisphere can be attributed to timing of orders and shipments. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand. Service revenues decreased by approximately $1.4 million resulting from decreased service revenues in the Western, Asia-Pacific and Eastern Hemispheres of $0.7 million, $0.4 million and $0.3 million, respectively. The majority of the decrease in service revenues is related to decreased technical advisory assistance and reconditioning of customer-owned property. Leasing revenues decreased by approximately $2.1 million resulting from decreased leasing revenues in the Western Hemisphere and Asia-Pacific of $1.8 million and $0.3 million, respectively. The majority of the decrease in leasing revenues is related to decreased rental tool utilization driven by lower demand during the period for Asia-Pacific and the Western and Eastern Hemispheres.

Cost of Sales.  Cost of sales decreased by $1.7 million, or approximately 2.2%, to $73.9 million for the three months ended June 30, 2019 from $75.5 million for the same period in 2018. As a percentage of revenues, cost of sales was 8.5% lower at 71.1% for the three months ended June 30, 2019 as compared to the same period in 2018 as the Company continues to progress its transformation efforts.

Selling, General and Administrative Expenses.  For the three months ended June 30, 2019, selling, general and administrative expenses decreased by approximately $0.1 million, or 0.2%, to $22.8 million from $22.9 million for the same period in 2018. Foreign exchange gain for the three months ended June 30, 2019 was $0.2 million as compared to $2.2 million for the same period in 2018. Excluding the impact of foreign exchange gain, selling, general and administrative expense was $23.0 million and $25.1 million for the three months ended June 30, 2019 and 2018, respectively. The decrease of $2.1 million is primarily due to continued progress in the Company’s transformation efforts offset by annual merit increases and partial restoration of prior salary rollbacks.

Restructuring and Other Charges. In the third quarter of 2018, we initiated a global strategic plan to better align our operations with current market conditions and finalized this plan during the second quarter of 2019. As a result of this plan, we incurred approximately $1.0 million during the three months ended June 30, 2019 related to consulting fees.

Engineering and Product Development Expenses.  For the three months ended June 30, 2019, engineering and product development expenses decreased by approximately $0.1 million, or 2.7%, to $5.2 million from $5.3 million for the same period in 2018.

Gain on Sale of Assets.  During the three months ended June 30, 2019, gain on sale of assets was $1.2 million, which consisted primarily of the sale of our Youngsville, Louisiana manufacturing and services facility.

Income Tax Provision. Income tax expense for the three months ended June 30, 2019 was $3.1 million on income before taxes of $4.8 million, resulting in an effective tax rate of 65.0%. Income tax expense for the three months ended June 30, 2018 was $1.4 million on a loss before taxes of $1.6 million, resulting in an effective income tax rate of approximately (87.4)%. The change in the effective tax rate between the periods was primarily a result of increased valuation allowances in the United States and in various foreign countries and a mix of earnings in jurisdictions with differing tax rates.

Net Income (Loss). Net income was approximately $1.7 million for the three months ended June 30, 2019, compared to a net loss of $3.0 million for the same period in 2018 for the reasons set forth above.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues.  Revenues increased by $4.1 million, or approximately 2.1%, to $198.1 million for the six months ended June 30, 2019 from $194.0 million for the six months ended June 30, 2018, primarily due to an increase in demand for exploration and production equipment. Product revenues increased by approximately $6.9 million for the six months ended June 30, 2019 as compared to the same period in 2018 as a result of increased revenues of $8.0 million in subsea equipment and $2.2 million in offshore rig equipment, partially offset by decreased revenues of $1.8 million in downhole tools and $1.5 million in surface equipment. Product revenues in Asia-Pacific and the Eastern Hemisphere increased by $9.3 million and $8.8 million, respectively, offset by a decrease in the Western Hemisphere of $11.2 million. An improving macro environment, as well as the Company’s sales optimization efforts, resulted in higher revenue in the Asia Pacific and Eastern Hemisphere. The Company also noted some customers have continued replenishing their inventory as broader demand has begun to increase and as they consume their existing inventories. Lower activity in the Western Hemisphere can be attributed to timing of orders and shipments. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand. Service revenues decreased by approximately $0.4 million resulting from increased service revenues in the Asia-Pacific of $0.8 million, offset by a decrease of $1.2 million in the Eastern Hemisphere. The majority of the decrease in service revenues is related to decreased technical advisory assistance. Leasing revenues decreased by approximately $2.4 million resulting from decreased leasing revenues in the Eastern and Western Hemispheres of $1.6 million and $1.0 million, respectively, offset by an increase of $0.2 million in Asia-Pacific. The majority of the decrease in leasing revenues is related to decreased rental tool utilization driven by lower demand during the period for Asia-Pacific and the Western and Eastern Hemispheres.

Cost of Sales.  Cost of sales decreased by $5.8 million, or approximately 3.9%, to $143.2 million for the six months ended June 30, 2019 from $149.0 million for the same period in 2018 primarily as a result of the Company’s on-going efforts to optimize manufacturing costs as part of its overall transformation efforts. As a percentage of revenues, cost of sales was 4.5% lower at 72.3% for the six months ended June 30, 2019 as compared to the same period in 2018.

Selling, General and Administrative Expenses.  For the six months ended June 30, 2019, selling, general and administrative expenses decreased by approximately $2.8 million, or 5.7%, to $47.4 million from $50.2 million for the same period in 2018, primarily due to continued progress in the Company’s transformation efforts offset by annual merit increases and partial restoration of prior salary rollbacks.

Restructuring and Other Charges. In the third quarter of 2018, we initiated a global strategic plan to better align our operations with current market conditions and finalized this plan during the second quarter of 2019. As a result of this plan, during the six months ended June 30, 2019, we incurred restructuring and other charges of approximately $3.4 million related to consulting fees, and an approximate $1.1 million payout to our former Chief Operating Officer, pursuant to a separation agreement entered into with him during the first quarter of 2019.

Engineering and Product Development Expenses.  For the six months ended June 30, 2019, engineering and product development expenses decreased by approximately $0.9 million, or 9.7%, to $8.8 million from $9.7 million for the same period in 2018.

Gain on Sale of Assets. During the six months ended June 30, 2019, gain on sale of assets was $1.2 million, which consisted primarily of the sale of our Youngsville, Louisiana manufacturing and services facility.

Income Tax Provision. Income tax expense for the six months ended June 30, 2019 was $5.5 million on income before taxes of $1.1 million, resulting in an effective tax rate of 503.5%. Income tax expense for the six months ended June 30, 2018 was $4.3 million on a loss before taxes of $6.1 million, resulting in an effective income tax rate of (70.8)%. The change in the effective tax rate between the periods was primarily a result of increased valuation allowances in the United States and in various foreign countries and a mix of earnings in jurisdictions with differing tax rates.

Net Income (Loss). Net loss was approximately $4.4 million for the six months ended June 30, 2019, compared to a net loss of $10.4 million for the same period in 2018 for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss)	$1,681	$(3,042)	$(4,369)	$(10,421)
Add:
Interest (income) expense	(2,680)	(2,124)	(4,565)	(3,725)
Income tax provision	3,119	1,418	5,452	4,318
Depreciation and amortization expense	8,495	9,001	16,851	17,242
Restructuring and other charges	1,019	-	3,415	600
Gain on sale of assets	(1,190)	(5,099)	(1,203)	(5,099)
Foreign currency loss (gain)	(233)	(2,155)	(937)	(851)
Stock compensation expense	3,221	3,611	8,083	7,585
Adjusted EBITDA	$13,432	$1,610	$22,727	$9,649

Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Six months ended June 30,
	2019	2018
	(In thousands)
Operating activities	$10,650	$23,466
Investing activities	(3,033)	(9,088)
Financing activities	(1,996)	(10,003)
	5,621	4,375
Effect of exchange rate changes on cash activities	(595)	(4,133)
Increase in cash and cash equivalents	$5,026	$242

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

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. The Company’s principal source of funds is cash flows from operations. As of June 30, 2019, the Company had availability of $43.0 million under the ABL Credit Facility.

Net cash provided by operating activities for the six months ended June 30, 2019 was $10.7 million as compared to $23.5 million for the six months ended June 30, 2018. The net change is primarily due to decreased changes in operating activities of $22.4 million and a decrease in depreciation and amortization of $0.4 million, partially offset by a change in the net loss of $6.1 million and a decrease in gain on sale of assets of $3.9 million.

The change in operating assets and liabilities for the six months ended June 30, 2019 resulted in a $9.1 million decrease in cash. The increase in trade receivables resulted in decreased cash flow of $16.7 million. The increase in inventory resulted in decreased cash flow of $1.0 million. The decrease in prepaids and other assets increased operating cash flow by $5.9 million. The increase in trade accounts payable and accrued liabilities resulted in increased operating cash flow of $2.7 million.

The change in operating assets and liabilities for the six months ended June 30, 2018 resulted in a $13.2 million increase in cash. The decrease in trade receivables resulted in increased cash flow of $7.0 million, resulting from increased collections and settlements during the six months ended June 30, 2018. The decrease in inventory resulted in increased cash flow of $22.7 million. The increase in prepaids and other assets decreased operating cash flow by $3.1 million due to approximately $1.1 million of increases in other prepaid taxes, $1.3 million related to reorganization costs related to the sale of assets and $0.7 million related to increases in other receivables. Accounts payable and accrued expenses decreased by approximately $13.4 million primarily due to increased settlements and payments of $14.0 million, reorganization costs related to the sales of fixed assets of $3.2 million and customer prepayments of $0.8 million, partially offset by increased accrued expenses of $4.1 million and increased income tax payable of $0.5 million.

The change in investing cash flows for the six months ended June 30, 2019 resulted in a $3.0 million decrease to cash. Capital expenditures by the Company were $4.6 million and $19.6 million for the six months ended June 30, 2019 and 2018, respectively. The capital expenditures for the six months ended June 30, 2019 were $1.0 million for buildings, $1.0 million for rental tools, $2.1 million for machinery and equipment and $0.5 million for other capital expenditures. The capital expenditures for the six months ended June 30, 2018 were $10.5 million for buildings, $7.8 million for rental tools and $1.3 million for other capital expenditures.

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

During the three-month period ended June 30, 2019, the Company purchased 22,073 shares under the share repurchase plan at an average price of approximately $39.87 per share totaling approximately $0.9 million and has retired such shares. During the six-month period ended June 30, 2019, the Company purchased 50,151 shares under the share repurchase plan at an average price of approximately $39.80 per share totaling approximately $2.0 million and has retired such shares.

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

As of June 30, 2019, the availability under the ABL Credit Facility was $43.0 million, after taking into account the outstanding letters of credit of approximately $0.3 million issued under the facility. For additional information on the ABL Credit Facility, see "Asset Backed Loan (ABL) Credit Facility", Note 10 to the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting policies. During the six months ended June 30, 2019, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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

The Company experienced a foreign currency pre-tax gain of approximately $0.2 million and $0.9 million, respectively, during the three and six-month periods ended June 30, 2019. During the three and six-month periods ended June 30, 2018, the Company experienced a foreign currency pre-tax gain of approximately $2.2 million and $0.9 million, respectively. These losses and gains were primarily due to the exchange rate fluctuations between the U.S. dollar and various currencies within the foreign regions where we do business.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no other change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase and cancellation of our common stock during the three and six months ended June 30, 2019, respectively.

	Three months ended
	June 30, 2019
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2019	-	$-	-	$-
May 1 - 31, 2019	21,173	39.87	21,173	98.0
June 1 - 30, 2019	900	39.98	900	98.0
	22,073	$39.87	22,073	$98.0

	Six months ended
	June 30, 2019
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2019	-	$-	-	$-
February 1 - 28, 2019	-	-	-	-
March 1 - 31, 2019	28,078	39.74	28,078	98.9
April 1 - 30, 2019	-	-	-	-
May 1 - 31, 2019	21,173	39.87	21,173	98.0
June 1 - 30, 2019	900	39.98	900	98.0
	50,151	$39.80	50,151	$98.0

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

Item 6.

(a) Exhibits

The following Exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

*3.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2014).

*4.1	—	Form of Certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-13439).

*+10.1	—

Form of Restricted Stock Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 20, 2019).

*+10.2	—	Employment Agreement, dated May 16, 2019, between the Company and Raj Kumar (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on May 20, 2019).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey J. Bird.

32.1	—	Section 1350 Certification of Blake T. DeBerry.

32.2	—	Section 1350 Certification of Jeffrey J. Bird.

101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Schema Document

101.CAL	—	XBRL Calculation Document

101.DEF	—	XBRL Definition Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document

*    Incorporated herein by reference as indicated.

+   Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

Date: July 25, 2019	BY:	/s/ Jeffrey J. Bird
Jeffrey J. Bird,
Senior Vice President – Production Operations and Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)