Form 10-Q
period 2019-09-30
DRIL-QUIP INC
filed 2019-10-25
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of October 22, 2019, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 36,180,604.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2019	December 31, 2018
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$413,102	418,100
Trade receivables, net	235,619	202,165
Inventories, net	201,655	191,194
Prepaids and other current assets	28,343	41,522
Total current assets	878,719	852,981
Operating lease right of use assets	5,328	-
Property, plant and equipment, net	259,423	274,123
Deferred income taxes	8,012	7,995
Goodwill	7,384	7,714
Intangible assets	33,101	34,974
Other assets	13,668	14,723
Total assets	$1,205,635	1,192,510
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,785	26,693
Accrued income taxes	5,899	3,138
Customer prepayments	7,972	9,648
Accrued compensation	11,311	10,537
Operating lease liabilities	1,295	-
Other accrued liabilities	24,271	32,242
Total current liabilities	96,533	82,258
Deferred income taxes	2,259	2,466
Income tax payable	9,977	9,623
Operating lease liabilities, long-term	4,011	-
Other long-term liabilities	183	2,001
Total liabilities	112,963	96,348
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 36,180,104 and 36,264,001 shares issued and outstanding at September 30, 2019 and December 31, 2018	376	376
Additional paid-in capital	52,896	34,953
Retained earnings	1,194,824	1,205,946
Accumulated other comprehensive losses	(155,424)	(145,113)
Total stockholders' equity	1,092,672	1,096,162
Total liabilities and stockholders' equity	$1,205,635	1,192,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenues:
Products	$81,851	$63,246	$224,518	$199,010
Services	17,884	17,542	52,936	53,003
Leasing	8,492	12,469	28,899	35,278
Total revenues	108,227	93,257	306,353	287,291
Cost and expenses:
Cost of sales:
Products	58,632	53,342	163,750	168,602
Services	8,451	9,329	27,906	27,242
Leasing	8,940	8,442	27,615	24,292
Total cost of sales	76,023	71,113	219,271	220,136
Selling, general and administrative	27,962	27,093	75,332	76,711
Engineering and product development	3,754	5,404	12,531	15,124
Restructuring and other charges	546	3,745	3,961	4,345
Gain on sale of assets	(280)	(14)	(1,483)	(5,113)
Total costs and expenses	108,005	107,341	309,612	311,203
Operating income (loss)	222	(14,084)	(3,259)	(23,912)
Interest income	1,906	1,893	6,592	5,965
Interest expense	(26)	(195)	(148)	(545)
Income (loss) before income taxes	2,102	(12,386)	3,185	(18,492)
Income tax provision (benefit)	3,412	(2,028)	8,864	2,291
Net loss	(1,310)	(10,358)	(5,679)	(20,783)
Loss per common share:
Basic	$(0.04)	$(0.28)	$(0.16)	$(0.56)
Diluted	$(0.04)	$(0.28)	$(0.16)	$(0.56)
Weighted average common shares outstanding:
Basic	35,559	37,119	35,827	37,349
Diluted	35,559	37,119	35,827	37,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net loss	$(1,310)	$(10,358)	$(5,679)	$(20,783)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,621)	(5,566)	(10,311)	(14,111)
Total comprehensive loss	(10,931)	(15,924)	(15,990)	(34,894)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,
	2019	2018
	(In thousands)
Operating activities
Net loss	$(5,679)	$(20,783)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,155	25,966
Release of contingent consideration	(2,001)	-
Stock-based compensation expense	15,746	9,950
Restructuring and other charges	162	-
Gain on sale of assets	(1,483)	(5,113)
Deferred income taxes	(534)	(914)
Changes in operating assets and liabilities:
Trade receivables, net	(35,466)	298
Inventories, net	(15,624)	32,610
Prepaids and other assets	12,744	(9,675)
Accounts payable and accrued expenses	13,667	(41)
Other, net	(63)	309
Net cash provided by operating activities	6,624	32,607
Investing activities
Purchase of property, plant and equipment	(8,620)	(26,683)
Proceeds from sale of equipment	2,401	11,244
Net cash used in investing activities	(6,219)	(15,439)
Financing activities
Repurchase of common shares	(5,365)	(80,937)
ABL Credit Facility issuance costs	-	(815)
Proceeds from exercise of stock options	2,327	1,106
Other	(239)
Net cash used in financing activities	(3,277)	(80,646)
Effect of exchange rate changes on cash activities	(2,126)	(5,649)
Increase in cash and cash equivalents	(4,998)	(69,127)
Cash and cash equivalents at beginning of period	418,100	493,180
Cash and cash equivalents at end of period	$413,102	$424,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at July 1, 2019	$376	$43,053	$1,199,502	$(145,803)	$1,097,128
Foreign currency translation adjustment	-	-	-	(9,621)	(9,621)
Net loss	-	-	(1,310)	-	(1,310)
Comprehensive loss					(10,931)
Repurchase of common stock (75,737 shares)	(1)	-	(3,367)	-	(3,368)
Options exercised and awards vested ( 47,712 shares), net of shares withheld for employee taxes	1	2,181			2,182
Stock option expense	-	7,663	-	-	7,663
Other	-	(1)	(1)	-	(2)
Balance at September 30, 2019	$376	$52,896	$1,194,824	$(155,424)	$1,092,672

Balance at January 1, 2019	$376	$34,953	$1,205,946	$(145,113)	$1,096,162
Foreign currency translation adjustment	-	-	-	(10,311)	(10,311)
Net loss	-	-	(5,679)	-	(5,679)
Comprehensive loss					(15,990)
Repurchase of common stock (125,888 shares)	(1)	-	(5,364)	-	(5,365)
Options exercised and awards vested ( 47,712 shares), net of shares withheld for employee taxes	1	2,181			2,182
Stock option expense	-	15,746	-	-	15,746
Other	-	16	(79)	-	(63)
Balance at September 30, 2019	$376	$52,896	$1,194,824	$(155,424)	$1,092,672

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at July 1, 2018	$394	$28,149	$1,381,739	$(134,835)	$1,275,447
Foreign currency translation adjustment	-	-	-	(5,566)	(5,566)
Net loss	-	-	(10,358)	-	(10,358)
Comprehensive loss					(15,924)
Repurchase of common stock (1,395,521 shares)	-	-	(71,107)	-	(71,107)
Options exercised	-	488	-	-	488
Stock option expense	-	2,366	-	-	2,366
Other	-	(1)	(13)	-	(14)
Balance at September 30, 2018	$394	$31,002	$1,300,261	$(140,401)	$1,191,256

Balance at January 1, 2018	372	20,083	1,400,296	(126,290)	1,294,461
Foreign currency translation adjustment	-	-		(14,111)	(14,111)
Net loss	-	-	(20,783)	-	(20,783)
Comprehensive loss					(34,894)
ASC 606	-	-	1,786	-	1,786
Repurchase of common stock (1,614,623 shares)	(2)	-	(80,935)	-	(80,937)
Options exercised	24	1,106	-	-	1,130
Stock option expense	-	9,950	-	-	9,950
Other	-	(137)	(103)	-	(240)
Balance at September 30, 2018	$394	$31,002	$1,300,261	$(140,401)	$1,191,256

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

The Company’s operations are organized into three geographic segments— Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Denmark, Norway, Azerbaijan and Holland; Dril-Quip Asia-Pacific PTE Ltd., located in Singapore; and Dril-Quip do Brazil LTDA, located in Macae, Brazil. Other operating subsidiaries include TIW Corporation (TIW) and Honing, Inc., both, located in Houston, Texas; DQ Holdings Pty. Ltd., located in Perth, Australia; Dril-Quip (Ghana) Ltd., located in Takoradi, Ghana; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; Dril-Quip (Nigeria) Ltd., located in Port Harcourt, Nigeria; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China, with branches in Shezhen and Beijing, China; and Dril-Quip Qatar LLC, located in Doha, Qatar; Drip-Quip TIW Mexico S.A. de C.V., located in Villahermosa, Mexico; TIW de Venezuela S.A., located in Anaco, Venezuela and with a registered branch located in Ecuador; TIW (UK) Limited, located in Aberdeen, Scotland; TIW Hungary LLC, located in Szolnok, Hungary; and TIW International LLC, with a registered branch located in Singapore.

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of September 30, 2019 and the results of operations and comprehensive income for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine-month periods ended September 30, 2019 and 2018. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income and cash flows for the nine-month period ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

2. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition and inventories.

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

Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At September 30, 2019 and December 31, 2018, receivables included $76.1 million and $57.0 million of unbilled receivables, respectively. For the three months ended September 30, 2019, there were 29 projects representing approximately 21.9% of the Company's total revenues and approximately 28.9% of its product revenues that were accounted for using over time accounting, compared to eight projects for the three months ended September 30, 2018, which represented approximately 15.7% of the Company's total revenues and approximately 23.1% of its product revenues. For the nine months ended September 30, 2019, there were 31 projects representing approximately 20.5% of the Company’s total revenues and approximately 28.0% of its product revenues that were accounted for using over time accounting, compared to 14 projects for the nine months ended September 30, 2018, which represented approximately 14.0% of the Company’s total revenues and approximately 20.3% of its product revenues.

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

Restructuring and Other Charges

In the third quarter of 2018, we initiated a global strategic plan to better align our operations with current market conditions and finalized this plan during the second quarter of 2019. As a result of this plan, during the three and nine months ended September 30, 2019, we incurred restructuring and other charges of approximately $0.5 million and $4.0 million, respectively. All of these charges primarily relate to employee termination benefits and consulting fees.

Treasury Shares

On February 26, 2019, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. For the three months ended September 30, 2019, the Company purchased 75,737 shares under the share repurchase plan at an average price of approximately $44.45 per share totaling approximately $3.4 million and has retired such shares.

For the nine months ended September 30, 2019, the Company purchased 125,888 shares under the share repurchase plan at an average price of approximately $42.60 per share totaling approximately $5.4 million and has retired such shares. The Company continues to evaluate current market conditions on an on-going basis as it relates to executing its share buyback program.

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

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Weighted average common shares outstanding - basic	35,559	37,119	35,827	37,349
Dilutive effect of common stock awards	-	-	-	-
Weighted average common shares outstanding – diluted	35,559	37,119	35,827	37,349

For the three and nine months ended September 30, 2019, the Company has excluded the following common stock options and awards because their impact on the income/(loss) per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Director stock awards	39	11	37	9
Stock options	170	181	200	196
Performance share units	298	126	298	90
Restricted stock awards	332	172	343	125

Reclassifications.  As a result of our global business transformation, certain prior period amounts have been reclassified to conform to the current period presentation as it related to product engineering and quality assurance cost. We reclassified approximately $4.8 million and $15.0 million of engineering cost from our engineering and product development cost and approximately $0.7 million and $2.3 million of quality assurance cost from selling, general and administrative to product cost of sales during the three and nine months ended September 30, 2018, respectively. These reclassifications did not have an impact on our Condensed Consolidated Statements of Income (Loss), Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows. Engineering costs were approximately $3.9 million and $12.2 million for the three and nine months ended September 30, 2019. Quality assurance costs were approximately $0.7 million and $2.3 million for the three and nine months ended September 30, 2019, respectively.

During the three months ended September 30, 2019, the Company identified errors related to a product contract in which the performance obligation was satisfied in the three months ended June 30, 2019 and product costs of sales were incorrectly eliminated at June 30, 2019. The Company recorded in the three months ended September 30, 2019 out-of-period adjustments, which increased product revenue by $3.4 million and decreased net income (loss) by $1.5 million. Management determined the errors were not material to the previously issued condensed consolidated interim financial statements as of and for the three and six months ended June 30, 2019. In addition, the correction of the errors in the three months ended September 30, 2019 is not material on either a quantitative basis or a qualitative basis.

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

4. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Three months ended
	September 30, 2019
	Western Hemisphere	Eastern Hemisphere	Asia- Pacific	Total
	(In thousands)
Product Revenues	$42,561	$23,656	$15,634	$81,851
Service Revenues	11,057	4,654	2,173	17,884
Total	$53,618	$28,310	$17,807	$99,735

	Nine months ended
	September 30, 2019
	Western Hemisphere	Eastern Hemisphere	Asia- Pacific	Total
	(In thousands)
Product Revenues	$117,820	$66,815	$39,883	$224,518
Service Revenues	30,063	14,528	8,345	52,936
Total	$147,883	$81,343	$48,228	$277,454

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2018	$83,188
Additions	62,987
Transfers to Accounts Receivable	(25,078)
Contract Assets at September 30, 2019	$121,097

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2018	$9,648
Additions	305,985
Revenue Recognized	(307,660)
Contract Liabilities at September 30, 2019	$7,973

Contract assets receivables, which are included in trade receivables, net, were $121.1 million and $83.2 million at September 30, 2019 and December 31, 2018, respectively. Contract assets include unbilled accounts receivable associated with contracts accounted for under the over time accounting method, which are included in trade receivables, net, in our accompanying condensed consolidated balance sheets and which were approximately $76.1 million and $57.0 million at September 30, 2019 and December 31, 2018, respectively. Unbilled contract assets are transferred to the trade receivables, net, when the rights become unconditional. The contract liabilities primarily relate to advance payments from customers and are included in customer prepayments in our accompanying condensed consolidated balance sheets.

Obligations for returns and refunds were considered immaterial as of September 30, 2019.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our reconditioning services and over time product lines was $110.7 million as of September 30, 2019. The Company expects to recognize revenue on approximately 48.4% and 100.0% of the remaining performance obligations over the next 12 and 24 months, respectively.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

5. Stock-Based Compensation and Stock Awards

During the three and nine months ended September 30, 2019, the Company recognized approximately $7.7 million and $15.7 million, respectively, of stock-based compensation expense, which includes approximately $1.8 million related to accelerated vesting of restricted stock awards and approximately $2.4 million related to continued vesting of performance share units pursuant to a separation agreement with our former Chief Operating Officer entered into during the first quarter of 2019. We recognized an additional $4.3 million stock-based compensation expense for the three months ended September 30, 2019 related to the 2016 performance share unit awards, which exceeded performance metrics criteria for a 200% payout. The stock-based compensation is included in "Selling, general and administrative" in our accompanying condensed consolidated statements of income (loss) and "Additional paid-in capital" in our accompanying condensed consolidated balance sheets, compared to $2.4 million and $10.0 million recognized for the three and nine months ended September 30, 2018, respectively. No stock-based compensation expense was capitalized during the three and nine months ended September 30, 2019 or 2018.

6. Inventories, net

Inventories consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Raw materials and supplies	$44,159	$55,878
Work in progress	54,815	51,251
Finished goods	183,448	192,632
	282,422	299,761
Less: allowance for excess and slow moving inventory	(80,767)	(108,567)
Total inventory	$201,655	$191,194

7. Intangible Assets

Intangible assets consist of the following:

		September 30, 2019
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,159	$-	$1	$8,160
Patents	15 - 30 years	5,945	(2,267)	(2)	3,676
Customer relationships	5 - 15 years	25,787	(4,606)	(96)	21,085
Non-compete agreements	3 years	171	(156)	-	15
Organizational costs	indefinite	172	-	(7)	165
		$40,234	$(7,029)	$(104)	$33,101

		December 31, 2018
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,236	-	$(72)	$8,164
Patents	15 - 30 years	6,026	(1,925)	(11)	4,090
Customer relationships	5 - 15 years	25,703	(2,953)	(260)	22,490
Non-compete agreements	3 years	171	(113)	-	58
Organizational costs	indefinite	172	-	-	172
		$40,308	$(4,991)	$(343)	$34,974

8. Leases

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

We lease facilities related to sales and service, manufacturing, reconditioning, certain office spaces, apartments and warehouse, all of which we classify as operating leases. In addition, we also lease certain office equipment and vehicles, which we classify as financing leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; short-term lease expense for the three and nine months ended September 30, 2019 was approximately $0.5 million and $1.6 million, respectively.

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

		September 30, 2019
	Classification	(In thousands)
Assets
Operating	Operating lease right of use assets	$5,328
Finance	Other assets	419
Total lease assets		$5,747

Liabilities
Current
Operating	Operating lease liabilities	$1,295
Finance	Other accrued liabilities	254

Noncurrent
Operating	Operating lease liabilities, long-term	4,011
Finance	Other long-term liabilities	183
Total lease liabilities		$5,743

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is based on our rate for the ABL Credit Facility (as defined herein).

Our lease cost for the three and nine months ended September 30, 2019 is as follows:

		Three months ended	Nine months ended
		September 30, 2019
		(In thousands)
	Classification
Operating lease cost	Selling, general and administrative	$474	$1,219
Short-term lease costs	Selling, general and administrative	512	1,630
Amortization of leased assets	Selling, general and administrative	89	273
Interest on lease liabilities	Net interest expense	5	20
Total lease cost		$1,080	$3,142

The five year and beyond maturity of our lease obligations is presented below:

	Nine months ended
	September 30, 2019
	Operating	Finance
	Leases	Leases	Total
	(In thousands)
2019	$408	$92	$500
2020	1,399	216	1,615
2021	695	116	811
2022	446	31	477
2023	351	4	355
After 2023	3,738	-	3,738
Total lease payments	$7,037	$459	$7,496
Less: interest	1,794	23	1,817
Present value of lease liabilities	$5,243	$436	$5,679

The lease term and discount rate for our operating and finance leases is as follows:

September 30, 2019
Weighted average remaining lease term (years)
Operating leases	12.4
Finance leases	2.0

Weighted average discount rate
Operating leases	4.8%
Finance leases	4.3%

We had no material non-cash financing leases entered into during the three months ended September 30, 2019.

Other information pertaining to our lease obligations is as follows:

September 30, 2019
(In thousands)
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$472
Operating cash flows from finance leases	6
Financing cash flows from finance leases	93

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

The ABL Credit Facility contains various covenants and restrictive provisions that limit the Company’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions; and (5) engage in transactions with affiliates. The ABL Credit Facility also requires the Company to maintain a fixed charge coverage ratio of 1.0 to 1.0, based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to the Company’s other indebtedness. The Company is in compliance with the related covenants as of September 30, 2019.

As of September 30, 2019, the availability under the ABL Credit Facility was $41.0 million, after taking into account the outstanding letters of credit of approximately $0.4 million issued under the facility.

10. Geographic Areas

	Three months ended September 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)
Revenues
Products
Standard Products	$30,135	$34,101	$18,514	$12,918	$10,890	$1,587	$-	$-	$59,539	$48,606
Percentage of Completion	12,425	9,724	5,143	4,916	4,744	-	-	-	22,312	14,640
Total Products	42,560	43,825	23,657	17,834	15,634	1,587	-	-	81,851	63,246
Services
Technical Advisory	8,165	7,305	3,301	3,612	2,050	2,889	-	-	13,516	13,806
Reconditioning	2,892	2,864	1,353	752	123	119	-	-	4,368	3,735
Total Services (excluding rental tools)	11,057	10,169	4,654	4,364	2,173	3,008	-	-	17,884	17,541
Leasing	4,658	5,899	2,719	3,115	1,115	3,456	-	-	8,492	12,470
Total Services (including rental tools)	15,715	16,068	7,373	7,479	3,288	6,464	-	-	26,376	30,011
Intercompany	2,572	2,564	72	1,302	2,458	573		-	5,102	4,439
Eliminations	-	-	-	-	-	-	(5,102)	(4,439)	(5,102)	(4,439)
Total Revenues	$60,847	$62,457	$31,102	$26,615	$21,380	$8,624	$(5,102)	$(4,439)	$108,227	$93,257
Depreciation and amortization	$5,327	$5,607	$970	$1,057	$1,240	$1,390	$767	$670	$8,304	$8,724
Income (loss) before income taxes	$3,882	$13,902	$11,627	$8,133	$6,051	$(301)	$(19,458)	$(34,120)	$2,102	$(12,386)

	Nine months ended September 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)
Revenues
Products
Standard Products	$81,120	$110,074	$50,458	$35,556	$31,846	$13,031	$-	$-	$163,424	$158,661
Percentage of Completion	36,700	20,185	16,357	16,682	8,037	3,482	-	-	61,094	40,349
Total Products	117,820	130,259	66,815	52,238	39,883	16,513	-	-	224,518	199,010
Services
Technical Advisory	22,118	20,835	11,428	12,785	7,331	7,021	-	-	40,877	40,641
Reconditioning	7,945	8,338	3,100	2,700	1,014	1,324	-	-	12,059	12,362
Total Services (excluding rental tools)	30,063	29,173	14,528	15,485	8,345	8,345	-	-	52,936	53,003
Leasing	15,942	18,162	8,804	10,837	4,153	6,279	-	-	28,899	35,278
Total Services (including rental tools)	46,005	47,335	23,332	26,322	12,498	14,624	-	-	81,835	88,281
Intercompany	9,185	9,685	418	1,835	4,237	1,300	-	-	13,840	12,820
Eliminations	-	-	-	-	-	-	(13,840)	(12,820)	(13,840)	(12,820)
Total	$173,010	$187,279	$90,565	$80,395	$56,618	$32,437	$(13,840)	$(12,820)	$306,353	$287,291
Depreciation and amortization	$16,183	$17,091	$3,198	$3,402	$3,637	$3,521	$2,137	$1,952	$25,155	$25,966
Income (loss) before income taxes	$12,291	$12,999	$25,529	$13,792	$17,951	$(45)	$(52,586)	$(45,238)	$3,185	$(18,492)

	September 30, 2019	December 31, 2018
	(In thousands)
Total long-lived assets:
Western Hemisphere	$386,571	$412,624
Eastern Hemisphere	242,704	256,899
Asia-Pacific	69,216	65,944
Eliminations	(371,575)	(395,938)
Total	$326,916	$339,529

Total assets:
Western Hemisphere	$711,164	$708,723
Eastern Hemisphere	812,930	788,171
Asia-Pacific	171,099	154,298
Eliminations	(489,558)	(458,682)
Total	$1,205,635	$1,192,510

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

11. Income Tax

The effective tax rate for the three and nine months ended September 30, 2019 was 162.3% and 278.3%, respectively, compared to 16.4% and (12.4)% for the same periods in 2018. The change in the effective tax rate between the periods was primarily a result of increased valuation allowances in the United States and in various foreign countries and a mix of earnings in jurisdictions with differing tax rates.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended		Nine months ended
	September 30,		September 30,
Brent Crude Oil Price per Barrel	2019	2018	2019	2018
Low	$55.03	$68.38	$53.23	$61.94
High	68.42	82.72	74.94	82.72
Average	61.95	75.07	64.65	72.17
Closing	60.99	82.72	60.99	82.72

According to the October 2019 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $63 per barrel in 2019 and $60 per barrel in 2020, compared with an average of $71 per barrel in 2018. In its September 2019 Oil Market Report, the International Energy Agency projected the 2019 global oil demand will grow to 100.3 million barrels per day, a 1.1 million barrels per day increase over 2018.

Offshore Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the nine months ended September 30, 2019 and 2018. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Nine months ended September 30,
	2019		2018
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	51	44	58	38
Eastern Hemisphere	64	73	58	63
Asia-Pacific	39	248	33	226
Total	154	365	149	327

Source: IHS—Petrodata RigBase – September 30, 2019 and 2018

According to IHS-Petrodata RigBase, as of September 30, 2019, there were 538 contracted rigs for the Company’s geographic regions (158 floating rigs and 380 jack-up rigs), which represents an 11.2% increase from the rig count of 484 rigs (147 floating rigs and 337 jack-up rigs) as of September 30, 2018.

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, as of September 30, 2019 and 2018, there were 84 and 126 rigs, respectively, under construction, which represents an approximate 33.3% decrease in rigs under construction. The expected delivery dates for the rigs under construction at September 30, 2019 are as follows:

	Floating	Jack-Up
	Rigs	Rigs	Total
2019	4	17	21
2020	13	32	45
2021	8	6	14
2022	2	2	4
After 2022 or unspecified delivery date	-	-	-
Total	27	57	84

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

In September 2018, the President directed the U.S. Trade Representative (USTR) to place additional tariffs on approximately $200 billion worth of additional imports from China. These tariffs, which took effect on September 24, 2018, were initially set at a level of 10 percent until the end of the year, at which point the tariffs were to rise to 25 percent. However, on December 19, 2018, USTR postponed the date on which the rate of the additional duties would increase to 25 percent until March 2, 2019. On May 9, 2019, USTR announced that the United States increased the level of tariffs from 10 percent to 25 percent on approximately $200 billion worth of Chinese imports. The President also ordered USTR to begin the process of raising tariffs on essentially all remaining imports from China, which are valued at approximately $300 billion. On August 13, 2019 and August 23, 2019, USTR announced the imposition of an additional tariff of 15 percent on approximately $300 billion worth of Chinese imports, effective September 1, 2019 (or December 15, 2019 for certain articles). The President also instructed USTR to begin the process of increasing the 25 percent tariff on approximately $250 billion worth of Chinese imports to 30 percent.

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

The Company expects continued pressure in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Although lower drilling and production activity had a negative impact on the Company’s results during the first nine months of 2019, some customers have continued replenishing their inventory as broader demand has begun to increase and as they consume their existing inventories. A prolonged delay in the recovery of commodity prices could also lead to further material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company's results of operations.

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

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in the commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at September 30, 2019 was approximately $250.7 million compared to approximately $322.2 million at June 30, 2019, $303.7 million at March 31, 2019 and $270.0 million at December 31, 2018.

The following table represents the change in backlog for the three months ended September 30, 2019, June 30, 2019, March 31, 2019 and December 31, 2018:

	Three months ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
	(In thousands)
Beginning Backlog	$322,196	$303,703	$269,968	$248,976
Bookings:
Product (1) (2)	78,772	88,714	104,350	91,256
Service	17,884	16,575	18,476	19,410
Leasing	8,492	10,000	10,407	11,882
Cancellation/Revision adjustments	(67,832)	7,058	(5,324)	(4,127)
Translation adjustments	(612)	(46)	143	(94)
Total Bookings	36,704	122,301	128,052	118,327
Revenues:
Product	81,851	77,233	65,434	66,043
Service	17,884	16,575	18,476	19,410
Leasing	8,492	10,000	10,407	11,882
Total Revenue	108,227	103,808	94,317	97,335
Ending Backlog	$250,673	$322,196	$303,703	$269,968
(1)

The backlog data shown above includes all bookings as of September 30, 2019, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $110.7 million as of September 30, 2019 within “Revenue Recognition”, Note 4 to the Notes to Condensed Consolidated Financial Statements.

(2)	As of September 30, 2019, approximately $4.2 million related to contract awards is included in our backlog.

During the first quarter of 2018, Dril-Quip Asia-Pacific Pte Ltd. was awarded a contract to supply top-tensioned riser (TTR) systems and related services for the development of the Ca Rong Do Project (CRD Project) located offshore Vietnam operated by Repsol with the participation of Mubadala, PVEP and PetroVietnam for approximately $82 million. The CRD Project was terminated in the third quarter of 2019 and is not included within the backlog balance as of September 30, 2019.

As of September 30, 2018, the total number of the Company's employees was 1,849 of which 820 were located in the United States. The total number of the Company’s employees as of December 31, 2018 was 1,926, of which 946 were located in the United States. As a result of natural attrition and reductions in workforce, the total number of employees as of September 30, 2019 was 1,744, of which 882 were located in the United States.

The June 23, 2016 referendum by British voters to exit the European Union (Brexit), and the uncertainty that has followed, has adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound sterling, as compared to the U.S. dollar and other currencies. Volatility in exchange rates could be expected to continue in the short term as the United Kingdom (U.K.) seeks U.K. Parliamentary approval for its terms of exit from the European Union and due to the uncertainty surrounding the date on which the U.K. will exit the European Union. Exchange rate volatility could also be expected due to the risk that the U.K. might exit the European Union without a withdrawal agreement in force. A weaker British pound sterling compared to the U.S. dollar during a reporting period would cause local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. In addition, the Company continues to monitor potential changes to trade and customs requirements as a result of Brexit. Continued adverse consequences such as deterioration in economic conditions and volatility in currency exchange rates could have a negative impact on the Company's financial position and results of operations. See “Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows" under "Item 1A. Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. At the present time, the ABL Credit Facility has a term that extends beyond 2021, and borrowings under the ABL Credit Facility (as defined herein) bear interest at the Company’s option at either (i) the CB Floating Rate (as defined therein), calculated as the rate of interest publicly announced by JPMorgan Chase Bank, N.A., as its “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, with such CB Floating Rate not being less than Adjusted One

Month LIBOR (as defined therein) or (ii) the Adjusted LIBOR (as defined therein), plus, in each case, an applicable margin. We have not yet pursued any technical amendment or other contractual alternative to address this matter. We are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate.

In the third quarter of 2018, we initiated a global strategic plan to better align our operations with market conditions, with a target annualized cost savings of $40 to $50 million. We achieved the lower end of the annualized cost savings target in the third quarter of 2019, during which we captured an additional $14 million in annualized cost savings, resulting in total annualized cost savings of approximately $43 million since inception. The majority of the cost savings achieved during the third quarter was related to the leasing of our forge facilities and equipment to AFGlobal Corporation. We expect these cost savings to continue for the remainder of 2019.

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products. For the three months ended September 30, 2019 and 2018, the Company derived 75.6% and 67.8%, respectively, of its revenues from the sale of its products, 16.5% and 18.8%, respectively, of its revenue from services, and 7.9% and 13.4%, respectively, of its revenues from leasing. For the nine months ended September 30, 2019 and 2018, the Company derived 73.3% and 69.3%, respectively, of its revenues from the sale of its products, 17.3% and 18.4%, respectively, of its revenue from services, and 9.4% and 12.3%, respectively, of its revenues from leasing. Service revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 64.3% and 57.0% of its revenues derived from foreign sales for the nine months ended September 30, 2019 and 2018, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 35.7% and 43.0% of the Company’s total revenues for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over time basis. For the three months ended September 30, 2019, there were 29 projects representing approximately 21.9% of the Company’s total revenues and approximately 28.9% of its product revenues that were accounted for using over time accounting, compared to eight projects for the three months ended September 30, 2018, which represented approximately 15.7% of the Company’s total revenues and approximately 23.1% of its product revenues. For the nine months ended September 30, 2019, there were 31 projects representing approximately 20.5% of the Company’s total revenues and approximately 28.0% of its product revenues that were accounted for using over time accounting, compared to 14 projects for the nine months ended September 30, 2018, which represented approximately 14.0% of the Company’s total revenues and approximately 20.3% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Gain on sale of assets. Gain on sale of assets consists of sales of certain property, plant and equipment. Gain on sale of assets during the three and nine months ended September 30, 2019 was $0.3 million and $1.5 million, respectively. This gain consisted primarily of the sale of our Youngsville, Louisiana manufacturing and services facility.

Income Tax Provision. The Company’s effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, impact of valuation allowances, and other differences related to the recognition of income and expense between U.S. GAAP and applicable tax rules.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of income data expressed as a percentage of revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Products	75.6%	67.8%	73.3%	69.3%
Services	16.5	18.8	17.3	18.4
Leasing	7.9	13.4	9.4	12.3
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	54.2	57.2	53.5	58.7
Services	7.8	10.0	9.1	9.5
Leasing	8.3	9.1	9.0	8.4
Total cost of sales	70.3	76.3	71.6	76.6
Selling, general and administrative	25.8	29.1	24.6	26.7
Engineering and product development	3.5	5.8	4.1	5.3
Restructuring and other charges	0.5	4.0	1.3	1.5
Gain on sale of assets	(0.3)	(0.0)	(0.5)	(1.8)
Operating income (loss)	0.2	(15.2)	(1.1)	(8.3)
Interest income	1.8	2.0	2.1	2.1
Interest expense	(0.0)	(0.2)	(0.0)	(0.2)
Income (loss) before income taxes	2.0	(13.4)	1.0	(6.4)
Income tax provision (benefit)	3.2	(2.2)	2.9	0.8
Net loss	(1.2)%	(11.2)%	(1.9)%	(7.2)%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Revenues:
Products:
Subsea	$68.2	$49.8	$182.2	$155.8
Surface	$3.8	4.5	12.4	14.6
Downhole	$7.8	8.3	23.4	25.7
Offshore Rig	$2.0	0.6	6.5	2.9
Total products	81.8	63.2	224.5	199.0
Services	17.9	17.6	53.0	53.0
Leasing	8.5	12.5	28.9	35.3
Total revenues	$108.2	$93.3	$306.4	$287.3

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues.  Revenues increased by $14.9 million, or approximately 16.1%, to $108.2 million for the three months ended September 30, 2019 from $93.3 million for the three months ended September 30, 2018, primarily due to an increase in demand for exploration and production equipment. Product revenues increased by approximately $18.6 million for the three months ended September 30, 2019 as compared to the same period in 2018 as a result of increased revenues of $18.4 million in subsea equipment and $1.4 million in offshore rig equipment, partially offset by decreased revenues of $0.7 million in surface equipment and $0.5 million in downhole tools. Product revenues in Asia-Pacific and the Eastern Hemisphere increased by $14.0 million and $5.8 million, respectively, partially offset by a decrease in the Western Hemisphere of $1.2 million. Increasing market activity, as well as the Company’s focused sales optimization efforts, resulted in higher revenue in the Asia Pacific and Eastern Hemisphere. The Company also noted some customers have continued replenishing inventory as broader demand recovers, resulting in the consumption of existing inventories. Lower activity in the Western Hemisphere can be attributed to timing of downhole tool orders and shipments. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand. Service revenues increased by approximately $0.3 million resulting from increased service revenues in the Western and Eastern Hemispheres of $0.9 million and $0.3 million, respectively, partially offset by decreased service revenues of $0.9 million in Asia-Pacific. The majority of the increase in service revenues is related to increased technical advisory assistance and reconditioning of customer-owned property. Leasing revenues decreased by approximately $4.0 million resulting from decreased leasing revenues in Asia-Pacific and the Western and Eastern Hemispheres of $2.4 million, $1.2 million and $0.4 million, respectively. The majority of the decrease in leasing revenues is related to decreased rental tool utilization driven by lower product sales in the prior periods.

Cost of Sales.  Cost of sales increased by $4.9 million, or approximately 6.9%, to $76.0 million for the three months ended September 30, 2019 from $71.1 million for the same period in 2018 as result of an increase in sales activity. As a percentage of revenues, cost of sales was 6.0% lower at 70.2% for the three months ended September 30, 2019 as compared to the same period in 2018 as the Company continues to progress its transformation efforts. Eastern Hemisphere cost of sales as a percentage of revenue decreased resulting from increased activity and improved product mix. Western Hemisphere cost of sales as a percentage of revenue decreased due to improved product mix within the subsea equipment product line. Cost of sales associated with operating our forge facility was $1.3 million for the three months ended September 30, 2019 as compared to $2.4 million for the same period in 2018. During the three months ended September 30, 2019, the Company recognized in cost of sales a $2.0 million release of contingent consideration related to the sale of top-tensioned riser systems.

Selling, General and Administrative Expenses.  For the three months ended September 30, 2019, selling, general and administrative expenses increased by approximately $0.9 million, or 3.2%, to $28.0 million from $27.1 million for the same period in 2018. Foreign exchange gain for the three months ended September 30, 2019 was $1.1 million as compared to a minimal amount for the same period in 2018. Excluding the impact of foreign exchange gain, selling, general and administrative expense was $29.1 million and $27.8 million for the three months ended September 30, 2019 and 2018, respectively. The increase of $1.3 million is primarily due to an increase in stock-based compensation expense, bonuses and annual merit increases, partially offset by a decrease in professional fees.

Restructuring and Other Charges. In the third quarter of 2018, we initiated a global strategic plan to better align our operations with market conditions and finalized this plan during the second quarter of 2019. As a result of this plan, we incurred restructuring charges consisting primarily of consulting fees of approximately $0.5 million and $3.7 million during the three months ended September 30, 2019 and 2018, respectively.

Engineering and Product Development Expenses.  For the three months ended September 30, 2019, engineering and product development expenses decreased by approximately $1.7 million, or 30.5%, to $3.8 million from $5.4 million for the same period in 2018.

Gain on Sale of Assets.  During the three months ended September 30, 2019, gain on sale of assets was $0.3 million, which consisted primarily of the sale of our services facility.

Income Tax Provision. Income tax expense for the three months ended September 30, 2019 was $3.4 million on income before taxes of $2.1 million, resulting in an effective tax rate of 162.3%. Income tax benefit for the three months ended September 30, 2018 was $2.0 million on a loss before taxes of $12.4 million, resulting in an effective income tax rate of approximately 16.4%. The change in the effective tax rate between the periods was primarily a result of increased valuation allowances in the United States and in various foreign countries and a mix of earnings in jurisdictions with differing tax rates.

Net Loss. Net loss was approximately $1.3 million for the three months ended September 30, 2019, compared to a net loss of $10.4 million for the same period in 2018 for the reasons set forth above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues.  Revenues increased by $19.1 million, or approximately 6.6%, to $306.4 million for the nine months ended September 30, 2019 from $287.3 million for the nine months ended September 30, 2018, primarily due to an increase in demand for exploration and production equipment. Product revenues increased by approximately $25.5 million for the nine months ended September 30, 2019 as compared to the same period in 2018 as a result of increased revenues of $26.4 million in subsea equipment and $3.6 million in offshore rig equipment, partially offset by decreased revenues of $2.3 million in downhole tools and $2.2 million in surface equipment. Product revenues in Asia-Pacific and the Eastern Hemisphere increased by $23.4 million and $14.6 million, respectively, partially offset by a decrease in the Western Hemisphere of $12.5 million. Increasing market activity, as well as the Company’s focused sales optimization efforts, resulted in higher revenue in Asia Pacific and the Eastern Hemisphere. The Company also noted some customers have continued replenishing inventory as broader demand recovers, resulting in the consumption of existing inventories. Lower activity in the Western Hemisphere can be attributed to decreased demand for subsea wellheads in Brazil. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand. Service revenues decreased marginally by less than $0.1 million resulting from decreased service revenues in the Eastern Hemisphere of $1.0 million, partially offset by an increase of $0.9 million in the Western Hemisphere. The majority of the decrease in service revenues is related to decreased technical advisory assistance. Leasing revenues decreased by approximately $6.4 million resulting from decreased leasing revenues in the Western and Eastern Hemispheres and Asia-Pacific of $2.2 million, $2.1 million and $2.1 million, respectively. The majority of the decrease in leasing revenues is related to decreased rental tool utilization driven by lower product sales in the prior periods.

Cost of Sales.  Cost of sales decreased  by $0.8 million, or approximately 0.4%, to $219.3 million for the nine months ended September 30, 2019 from $220.1 million for the same period in 2018. As a percentage of revenues, cost of sales was 5.0% lower at 71.6% for the nine months ended September 30, 2019 as compared to the same period in 2018 primarily due to the Company’s on-going efforts to optimize manufacturing costs as part of its overall transformation efforts. Eastern Hemisphere cost of sales as a percentage of revenue increased marginally due to higher fabricated joints product mix. Asia-Pacific cost of sales as a percentage of revenue has shown strong improvement due to a higher mix of subsea trees. Western Hemisphere cost of sales as a percentage of revenue was 1% lower due largely to product mix. Cost of sales associated with operating our forge facility was $6.2 million for the nine months ended September 30, 2019 as compared to $6.8 million for the same period in 2018. During the nine months ended September 30, 2019, the Company recognized in cost of sales a $2.0 million release of contingent consideration related to the sale of top-tensioned riser systems.

Selling, General and Administrative Expenses.  For the nine months ended September 30, 2019, selling, general and administrative expenses decreased by approximately $1.4 million, or 1.8%, to $75.3 million from $76.7 million for the same period in 2018. Foreign exchange gain for the nine months ended September 30, 2019 was $2.1 million as compared to a gain of $0.8 million for the same period in 2018. Excluding the impact of foreign exchange gain, selling, general and administrative expense was $77.4 million and $77.5 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $0.1 million is primarily due to continued progress in the Company’s transformation efforts, partially offset by an increase in stock-based compensation expense, annual merit increases, bonuses and partial restoration of prior salary rollbacks.

Restructuring and Other Charges. In the third quarter of 2018, we initiated a global strategic plan to better align our operations with market conditions and finalized this plan during the second quarter of 2019. As a result of this plan, during the nine months ended September 30, 2019, we incurred restructuring and other charges of approximately $4.0 million related to consulting fees, and an approximate $1.1 million payout to our former Chief Operating Officer, pursuant to a separation agreement entered into with him during the first quarter of 2019.

Engineering and Product Development Expenses.  For the nine months ended September 30, 2019, engineering and product development expenses decreased by approximately $2.6 million, or 17.1%, to $12.5 million from $15.1 million for the same period in 2018.

Gain on Sale of Assets. During the nine months ended September 30, 2019, gain on sale of assets was $1.5 million, which consisted primarily of the sale of our Youngsville, Louisiana manufacturing and services facility.

Income Tax Provision. Income tax expense for the nine months ended September 30, 2019 was $8.9 million on income before taxes of $3.2 million, resulting in an effective tax rate of 278.3%. Income tax expense for the nine months ended September 30, 2018 was $2.3 million on a loss before taxes of $18.5 million, resulting in an effective income tax rate of (12.4)%. The change in the effective tax rate between the periods was primarily a result of increased valuation allowances in the United States and in various foreign countries and a mix of earnings in jurisdictions with differing tax rates.

Net Loss. Net loss was approximately $5.7 million for the nine months ended September 30, 2019, compared to a net loss of $20.8 million for the same period in 2018 for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net loss	$(1,310)	$(10,358)	$(5,679)	$(20,783)
Add:
Interest (income) expense	(1,880)	(1,698)	(6,445)	(5,420)
Income tax provision (benefit)	3,412	(2,028)	8,864	2,291
Depreciation and amortization expense	8,304	8,724	25,155	25,966
Restructuring and other charges	546	3,745	3,961	4,345
Gain on sale of assets	(280)	(14)	(1,483)	(5,113)
Foreign currency loss (gain)	(1,143)	41	(2,079)	(810)
Stock compensation expense	7,663	2,366	15,746	9,950
Adjusted EBITDA	$15,312	$778	$38,040	$10,426

Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Nine months ended September 30,
	2019	2018
	(In thousands)
Operating activities	$6,624	$32,607
Investing activities	(6,219)	(15,439)
Financing activities	(3,277)	(80,646)
	(2,872)	(63,478)
Effect of exchange rate changes on cash activities	(2,126)	(5,649)
Decrease in cash and cash equivalents	$(4,998)	$(69,127)

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

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. The Company’s principal source of funds is cash flows from operations. As of September 30, 2019, the Company had availability of $41.0 million under the ABL Credit Facility.

Net cash provided by operating activities for the nine months ended September 30, 2019 was $6.6 million as compared to $32.6 million for the nine months ended September 30, 2018. The net change is primarily due to decreased changes in operating activities of $48.2 million, a decrease due to release of a contingent consideration of $2.0 million and a decrease in depreciation and amortization of $0.8 million. This was partially offset by a change in net loss of $15.1 million, an increase in stock-based compensation expense of $5.8 million, a decrease in gain on sale of assets of $3.7 million and a decrease in deferred income taxes of $0.4 million.

The change in operating assets and liabilities for the nine months ended September 30, 2019 resulted in a $24.7 million decrease in cash. The increase in trade receivables resulted in decreased cash flow of $35.5 million. The increase in inventory resulted in decreased cash flow of $15.6 million. The increase in trade accounts payable and accrued liabilities resulted in increased operating cash flow of $13.7 million. The decrease in prepaids and other assets increased operating cash flow by $12.7 million.

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

The change in investing cash flows for the nine months ended September 30, 2019 resulted in a $6.2 million decrease to cash. Capital expenditures by the Company were $8.6 million and $26.7 million for the nine months ended September 30, 2019 and 2018, respectively. The capital expenditures for the nine months ended September 30, 2019 were $4.8 million for machinery and equipment, $1.9 million for rental tools, $1.2 million for buildings and $0.7 million for other capital expenditures. The capital expenditures for the nine months ended September 30, 2018 were $12.9 million for buildings, $9.2 million for rental tools, $2.3 million for machinery and equipment and $2.3 million for other capital expenditures.

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

During the three-month period ended September 30, 2019, the Company purchased 75,737 shares under the share repurchase plan at an average price of approximately $44.45 per share totaling approximately $3.4 million and has retired such shares. During the nine-month period ended September 30, 2019, the Company purchased 125,888 shares under the share repurchase plan at an average price of approximately $42.60 per share totaling approximately $5.4 million and has retired such shares.

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

As of September 30, 2019, the availability under the ABL Credit Facility was $41.0 million, after taking into account the outstanding letters of credit of approximately $0.4 million issued under the facility. For additional information on the ABL Credit Facility, see "Asset Backed Loan (ABL) Credit Facility", Note 9 to the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company currently has no derivative instruments and no off-balance sheet hedging or financing arrangements, contracts or operations.

Other Matters

From time to time, the Company enters into discussions or negotiations to acquire other businesses or enter into joint ventures. The timing, size or success of any such efforts and the associated potential capital commitments are unpredictable and dependent on market conditions and opportunities existing at the time. The Company may seek to fund all or part of any such efforts with proceeds from debt or equity issuances. Debt or equity financing may not, however, be available at that time due to a variety of circumstances, including, among others, the Company’s credit ratings, industry conditions, general economic conditions and market conditions.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting policies. During the nine months ended September 30, 2019, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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

The Company experienced a foreign currency pre-tax gain of approximately $1.1 million and $2.1 million, respectively, during the three and nine-month periods ended September 30, 2019. During the three and nine-month periods ended September 30, 2018, the Company experienced a minimal foreign currency pre-tax loss and a pre-tax gain of approximately $0.8 million, respectively. These losses and gains were primarily due to the exchange rate fluctuations between the U.S. dollar and various currencies within the foreign regions where we do business.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase and cancellation of our common stock during the three and nine months ended September 30, 2019, respectively.

	Three months ended
	September 30, 2019
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2019	-	$-	-	$98.0
August 1 - 31, 2019	26,842	44.66	26,842	96.8
September 1 - 30, 2019	48,895	44.34	48,895	94.6
	75,737	$44.45	75,737	$94.6

	Nine months ended
	September 30, 2019
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2019	-	$-	-	$100.0
February 1 - 28, 2019	-	-	-	100.0
March 1 - 31, 2019	28,078	39.74	28,078	98.9
April 1 - 30, 2019	-	-	-	98.9
May 1 - 31, 2019	21,173	39.87	21,173	98.0
June 1 - 30, 2019	900	39.98	900	98.0
July 1 - 31, 2019	-	-	-	98.0
August 1 - 31, 2019	26,842	44.66	26,842	96.8
September 1 - 30, 2019	48,895	44.34	48,895	94.6
	125,888	$42.60	125,888	$94.6

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

•	project terminations, suspensions or scope adjustments to contracts reflected in the Company’s backlog;
•	the Company’s reliance on product development;

•	technological developments;
•	the Company’s reliance on third-party technologies;
•	acquisition and merger activities involving the Company or its competitors;
•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;
•	the Company’s reliance on sources of raw materials, including any increase in steel costs or decreases in steel supply as a result of global tariffs on certain imported steel mill products;
•	impact of environmental matters, including future environmental regulations;
•	competitive products and pricing pressures;
•	fluctuations in foreign currency, including those attributable to the Brexit;
•	the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;
•	oil and natural gas production levels by non-OPEC countries;
•	the Company’s reliance on significant customers;
•	creditworthiness of the Company’s customers;
•	fixed-price contracts;
•	changes in general economic, market or business conditions;
•	access to capital markets;
•	negative outcome of litigation, threatened litigation or government proceedings;
•	terrorist threats or acts, war and civil disturbances; and
•	changes to, and differing interpretations of, tax laws with respect to our operations and subsidiaries.

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

Item 6.

(a) Exhibits

The following Exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

*3.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2014).

*4.1	—	Form of Certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-13439).

+10.1	—	Form of Director Restricted Stock Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey J. Bird.

32.1	—	Section 1350 Certification of Blake T. DeBerry.

32.2	—	Section 1350 Certification of Jeffrey J. Bird.

101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Incorporated herein by reference as indicated.

+   Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

Date: October 24, 2019	BY:	/s/ Jeffrey J. Bird
Jeffrey J. Bird,
Senior Vice President – Production Operations and Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)