Form 10-K
period 2019-12-31
DRIL-QUIP INC
filed 2020-02-27
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.¨ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

At June 28, 2019, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately 1,715,500,000 based on the closing price of such stock on such date of $ 48.00.

At February 26, 2020, the number of shares outstanding of registrant’s Common Stock was 35,869,079.

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

•	project terminations, suspensions or scope adjustments to contracts reflected in the Company’s backlog;
•	the Company’s reliance on product development;
•	technological developments;

•	the Company’s reliance on third-party technologies;
•	acquisition and merger activities involving the Company or its competitors;
•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;
•	the Company’s reliance on sources of raw materials, including any increase in steel costs or decreases in steel supply as a result of global tariffs on certain imported steel mill products;
•	impact of environmental matters, including future environmental regulations;
•	competitive products and pricing pressures;
•	fluctuations in foreign currency, including those attributable to the Brexit;
•	the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;
•	oil and natural gas production levels by non-OPEC countries;
•	the Company’s reliance on significant customers;
•	creditworthiness of the Company’s customers;
•	fixed-price contracts;
•	changes in general economic, market or business conditions;
•	access to capital markets;
•	negative outcome of litigation, threatened litigation or government proceedings;
•	the impact of global health epidemics and concerns;
•	terrorist threats or acts, war and civil disturbances; and
•	changes to, and differing interpretations of, tax laws with respect to our operations and subsidiaries.

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

The Company’s operations are organized into three geographic segments— Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Azerbaijan, Denmark, Norway and Holland; Dril-Quip Asia-Pacific PTE Ltd., located in Singapore; and Dril-Quip do Brasil LTDA, located in Macae, Brazil. Other operating subsidiaries include TIW Corporation (TIW) and Honing, Inc., both, located in Houston, Texas; DQ Holdings Pty. Ltd., located in Perth, Australia; Dril-Quip Cross (Ghana) Ltd., located in Takoradi, Ghana; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; Dril-Quip (Nigeria) Ltd., located in Port Harcourt, Nigeria; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip TIW Saudi Arabia Limited, located in Dammam, Kingdom of Saudi Arabia; Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China, with branches in Shenzhen and Beijing, China; Dril-Quip Qatar LLC, located in Doha, Qatar; Dril-Quip TIW Mexico S.A. de C.V., located in Villahermosa, Mexico; TIW de Venezuela S.A., located in Anaco, Venezuela and with a registered branch located in Shushufindi, Ecuador; TIW (UK) Limited, located in Aberdeen, Scotland; TIW Hungary LLC, located in Szolnok, Hungary; and TIW International LLC, with a registered branch located in Singapore.

Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2019 the Company generated approximately 65.0% of its revenues from foreign sales compared to 61.0% and 55.0% in 2018 and 2017, respectively.

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

Overview and Industry Outlook

Both the market for drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. The level of capital expenditures has generally been dependent upon the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies and the ability and/or desire of OPEC and other producing nations to set and maintain production levels and prices. The Brent crude oil price began a slow recovery in 2017 after a sharp drop during 2015 and 2016, with an average price of $54.15. During 2018, crude oil prices fluctuated significantly, with a high of $86.07 per barrel and ending the year at a low of $50.57 per barrel. This trend continued in 2019, as Brent crude oil prices fluctuated from a high of $74.94 per barrel and ending the year at a low of $53.23 per barrel. According to the January 2020 release of the Short-Term Energy Outlook published by the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent crude oil prices averaged approximately $64.36 per barrel in 2019, and the price is forecasted to average $64.83 per barrel in 2020 and $67.53 per barrel in 2021.

Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the availability, expiration date and price of leases, the discovery rate of new oil and gas reserves, technological advances and alternative opportunities to invest in onshore exploration and production operations. Oil and gas prices and the level of drilling and production activity have historically been characterized by significant volatility. Future declines in oil and gas prices may further adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations, which could have an adverse impact on the Company’s results of operations, financial position and cash flows. In its January 2020 Short-Term Energy Outlook, the EIA reported United States crude oil production averaged an estimated 12.2 million barrels per day in 2019 and is forecasted to average 13.3 million barrels per day in 2020.

Brent crude oil prices per barrel for the three-year period ended December 31, 2019 are summarized below:

	Brent Crude Oil Prices
	2019	2018	2017
High	$74.94	$86.07	$66.80
Low	$53.23	$50.57	$43.98
Average	$64.28	$71.34	$54.15
Closing, December 31,	$67.77	$50.57	$66.73

The volatility in Brent crude oil prices over the past three years continues to have a significant effect on major integrated, large independent and foreign national oil and gas companies’ capital expenditure budgets. The Company expects continued pressure in both crude oil and natural gas prices, as well as in the level of drilling and production related activities, particularly as they relate to offshore activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Slow drilling and production activity, which had a negative impact on the Company’s results for the year ended December 31, 2019 is expected to improve slightly in 2020. A prolonged delay in the recovery of commodity prices could also lead to further material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company's results of operations. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

Products and Services

Dril-Quip’s revenues are generated from two sources: products and services. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. In 2019, the Company derived 73.1% of its revenues from the sale of its products, 17.4% of its revenues from services and 9.5% of its revenues from leasing rental tools, compared to 68.9%, 18.8% and 12.3% for products, services and leasing rental tools in 2018, respectively, and 77.1%, 13.6% and 9.3% for products, services and leasing rental tools in 2017, respectively. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. However, existing customer equipment can be used in certain circumstances, which creates demand for services with no correlating product sales. The Company has substantial international operations, with approximately 65.0% of its revenues derived from foreign sales in 2019, 61.0% in 2018 and 55.0% in 2017. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 35.0% of the Company’s total revenues in 2019, 39.0% in 2018 and 45.0% in 2017.

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

Products

Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, downhole tools, surface equipment and offshore rig equipment. The Company’s products are used primarily for exploration and production of oil and gas from offshore drilling rigs, such as floating rigs and jack-up rigs, and for drilling and production of oil and gas wells on offshore platforms, tension leg platforms (TLPs), Spars and moored vessels such as floating production, storage and offloading monohull moored vessels (FPSOs). TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers. A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter and is anchored in place. The TIW products are used in the drilling and production for oil and gas both onshore and offshore.

Subsea Equipment - Subsea equipment is used in the drilling and production of offshore oil and gas wells around the world. Included in the subsea equipment product line are subsea wellheads, mudline hanger systems, specialty connectors and associated pipe, production riser systems, subsea production trees, liner hangers, subsea control systems and subsea manifolds.

Subsea wellheads are pressure-containing vessels that are sometimes referred to as a “wellhead housing” and are made from forged and machined steel. A casing hanger, also made of steel, lands inside the wellhead housing and suspends casing (pipe) downhole. As drilling depth increases, successively smaller diameter casing strings are installed, each suspended by an independent casing hanger. Subsea wellheads are utilized when drilling from floating drilling rigs, either semi-submersible or drillship types, or TLPs and Spars. The Company’s flagship subsea wellhead, called the SS-15® Subsea Wellhead System, is rated for 15,000 psi internal pressure and is offered to the industry in a variety of configurations. The Company’s newest wellhead product, the SS-20 BigBore II-e Subsea Wellhead System, is designed to contain higher pressures (20,000 pounds per square inch (psi)) and provides the ability to reduce the number of casing strings in the well design by increasing load carrying and pressure capacities of casing hangers and associated installation tools.

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

A subsea production tree is an assembly composed of valves, a wellhead connector, control equipment and various other components installed on a subsea wellhead or a mudline hanger system and used to control the flow of oil and gas from a producing well. Subsea trees may be used as stand alone satellite wells or multiple well template mounted and cluster arrangements. These types typically produce via a subsea gathering system of manifolds and flowlines to a central control point located on a platform, TLP, Spar or FPSO. The use of subsea production trees has become an increasingly important method for producing wells located in hard-to-reach deepwater areas or economically marginal fields located in shallower waters. The Company is an established manufacturer of complicated dual-bore production trees. In addition, Dril-Quip manufactures a single bore subsea completion system. This system eliminates the need for an expensive multibore installation and workover riser, thereby saving both cost and installation time. The horizontal bore subsea production completion system accommodates numerous completion configuration possibilities and features large vertical access drill-through for passage of drill-bits, submersible pumps, coil tubing strings and Dril-Quip's slimline casing hanger system. The concentric monobore vertical bore subsea production system accommodates numerous completion configuration possibilities including in tubing head and in the subsea wellhead. Dril-Quip’s subsea production trees are used in ultra-deepwater applications. These trees feature remote flowline and control connections, utilizing remotely operated intervention tools. The Company’s subsea production trees are generally custom designed and manufactured to customer specifications.

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

Downhole Tools - Downhole tools are primarily comprised of liner hangers, production packers, safety valves and specialty downhole tools. A liner hanger is used to hang-off and seal casing into a previously installed casing string in the well bore, and can provide a means of tying back the liner for production to surface. Dril-Quip has developed a state-of-the-art liner hanger system and has installed its liner hangers in a number of difficult well applications, resulting in improved industry recognition and market opportunities. In addition to liner hanger systems that are well suited for onshore use, TIW offers expandable liner hanger systems that are typically utilized in challenging environments such as deepwater or High Pressure, High Temperature (HPHT) applications.

Surface Equipment - Surface equipment is principally used for flow control on offshore production platforms, TLPs and Spars. Included in the Company’s surface equipment product line are platform wellheads, platform production trees and riser tensioners. Dril-Quip’s development of platform wellheads and platform production trees was facilitated by adaptation of its existing subsea wellhead and tree technology to surface wellheads and trees.

Platform wellheads are pressure-containing forged and machined metal housings in which casing hangers are landed and sealed at the platform deck to suspend casings. The Company emphasizes the use of metal-to-metal sealing wellhead systems with operational time-saving features which can be used in high pressure, high temperature and corrosive drilling and production applications.

After installation of a wellhead, a platform production tree , consisting of gate valves, a surface wellhead connector, controls, tree cap and associated equipment, is installed on the wellhead to control and regulate oil or gas production. Platform production trees are similar to subsea production trees but utilize less complex equipment and more manual, rather than hydraulically actuated, valves and connectors. Platform wellheads and platform production trees and associated equipment are designed and manufactured in accordance with customer specifications.

Riser tensioners are used on a floating drilling/production vessel to provide a continuous and reliable upward force on a riser string that is independent of the movement of the floating vessel.

Rig Equipment - Rig equipment includes drilling riser systems, wellhead connectors, diverters, safety valves and cement manifolds. The drilling riser system consists of (i) lengths of riser pipe and associated riser connectors that secure one to another; (ii) the telescopic joint, which connects the entire drilling riser system to the diverter at top of the riser at the rig and provides a means to compensate for vertical motion of the rig relative to the ocean floor; and (iii) the wellhead connector , which provides a means for remote connection and disconnection of the blowout preventer stack to or from the wellhead. Diverters are used to provide protection from shallow gas blowouts and to divert gases off of the rig during the drilling operation. A safety valve is used to provide a quick, sure shutoff in the drill string at the drill floor and prevent flow up the drill pipe. The TIW Kelly Valve is located in the drill string below the kelly, the uppermost component of the drill string, and is designed to be closed under pressure to remove the kelly. Cement manifolds are used to control the flow of cement and other fluids during the cementing operations of the well installation.

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

Services

The Company provides services to customers, including technical advisory assistance as well as rework and reconditioning services on its customer-owned products. These services are provided from the Company’s worldwide locations and represented approximately 17.4% of revenues in 2019 compared to 18.8% in 2018 and 13.6% in 2017.

Technical Advisory Assistance. Dril-Quip generally does not install products for its customers, but it does provide technical advisory assistance to the customer, if requested, in the installation of its products. The customer is not obligated to utilize these services and may use its own personnel or a third party to perform these services. Technical advisory assistance services performed by the Company are negotiated and sold separately from the Company’s products. These services are not a prerequisite to the sale of the Company’s products as its products are fully functional on a stand alone basis. The Company’s technicians provide assistance in the onsite installation of the Company’s products and are available on a 24-hour call out from the Company’s facilities located in

Houston, Texas; Midland, Texas; Baku, Azerbaijan; Villahermosa, Mexico; Anaco, Venezuela; Shushufindi, Ecuador; Macae, Brazil; Aberdeen, Scotland; Szolnok, Hungary; Stavanger, Norway; Esbjerg, Denmark; Port Harcourt, Nigeria; Alexandria, Egypt; Takoradi, Ghana; Tianjin, China; Doha, Qatar; Singapore; and Perth, Australia.

Reconditioning. The Company provides reconditioning of its customer-owned products at its facilities in Houston, Texas; Macae, Brazil; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Baku, Azerbaijan; Port Harcourt, Nigeria; Alexandria, Egypt; Takoradi, Ghana; Tianjin, China; Doha, Qatar; Singapore; and Perth, Australia. The Company does not typically service, repair or recondition its competitors’ products.

Leasing

The Company rents running and installation tools for use in installing its products. These tools are required to install and retrieve the Company’s products that are purchased by customers. Rental or purchase of running tools is not a condition of the sale of the Company’s products and is contracted for separately from product sales and other services offered by the Company. Running tools are available from Dril-Quip’s locations in Houston, Texas; Midland, Texas; Villahermosa, Mexico; Anaco, Venezuela; Shushufindi, Ecuador; Macae, Brazil; Aberdeen, Scotland; Szolnok, Hungary; Stavanger, Norway; Esbjerg, Denmark; Singapore; and Perth, Australia. These rentals are provided from the Company's worldwide locations and represented approximately 9.5% of revenues in 2019 compared to 12.3% in 2018 and 9.3% in 2017. During the later part of 2019, we leased our forge facilities and equipment to AFGlobal Corporation.

Manufacturing

Dril-Quip has major manufacturing facilities in Houston, Texas; Aberdeen, Scotland; Singapore; and Macae, Brazil. See “Item 2. Properties—Manufacturing Facilities.” Dril-Quip maintains its high standards of product quality through the implementation of Advanced Product Quality Planning (APQP) methodologies, as well as through the use of quality control specialists.

The Company’s Houston, Aberdeen, Singapore and Macae manufacturing plants are ISO 14001, OHSAS 18001 and ISO 9001 certified. The Houston, Aberdeen, Singapore and Macae plants are also licensed to applicable American Petroleum Institute (API) product specifications and are API Q1, 9 th edition and APIQ2 compliant. Dril-Quip works to maintain its high standards of product quality through the use of precision measuring equipment such as MRP gages, Faro Arms, Coordinate Measuring Machine and the application of APQP. APQP entails concurrent engineering principles to identify and address potential quality concerns early in the product development process. The Company has the capability to manufacture its products globally and continues to have local capability in key critical markets. The Company’s primary raw material is forged steel products which it procures from qualified forging suppliers located globally as well as domestically through AFGlobal Corporation.

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

The Company is not dependent on any one customer or group of customers. In 2019, the Company’s top 15 customers represented approximately 52% of total revenues, and BP and its affiliated companies accounted for approximately 10% of total revenues. In 2018, the Company’s top 15 customers represented approximately 56% of total revenues, and BP and its affiliated companies accounted for approximately 13% of total revenues. In 2017, the Company’s top 15 customers represented approximately 49% of total revenues and Chevron and its affiliated companies accounted for approximately 14% of total revenues. No other customer accounted for more than 10% of total revenues in 2019, 2018 or 2017. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

Backlog

Backlog consists of firm customer orders of Dril-Quip products for which a purchase order, signed contract or letter of award has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s product backlog was approximately $272.5 million and $270.0 million at December 31, 2019 and 2018, respectively. The backlog at the end of 2019 represents an increase of approximately $2.5 million, or 1.0%, from the end of 2018. The Company’s backlog balance during

2019 was negatively impacted by translation adjustments of approximately $0.5 million, due primarily to the weakening of the Brazilian Real against the U.S. dollar, and approximately $61.0 million in cancellations.

During the first quarter of 2018, Dril-Quip Asia-Pacific Pte Ltd. was awarded a contract to supply top-tensioned riser (TTR) systems and related services for the development of the Ca Rong Do Project (CRD Project) located offshore Vietnam operated by Repsol with the participation of Mubadala, PVEP and PetroVietnam. The CRD Project was terminated in the third quarter of 2019 and is no longer included within the backlog balance as of December 31, 2019.

The Company expects to fill approximately 70% to 80% of the December 31, 2019 product backlog by December 31, 2020. The remaining backlog at December 31, 2019 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times.

In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petrobras, Brazil’s national oil company. As part of an amendment to extend the term of the contract for an additional four years, Petrobras agreed to issue purchase orders totaling a minimum of approximately $24.4 million (based on current exchange rates) before 2019. As of December 31, 2019, Petrobras has issued purchase orders totaling that minimum required amount. See “Item 1A. Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”

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

Product Development and Engineering

The technological demands of the oil and gas industry continue to increase as exploration and drilling expand into more hostile environments. Conditions encountered in these environments include water depths in excess of 10,000 feet, well pressures exceeding 15,000 psi, well flowing temperatures beyond 350 degrees Fahrenheit and mixed flows of oil, gas and water that may also be highly corrosive and impact material properties.

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

In the 1980s, the Company introduced its first product, specialty connectors, as well as mudline suspension systems, template systems and subsea wellheads. In the 1990s, the Company introduced a series of new products, including diverters, wellhead connectors, SingleBore™ subsea trees, improved severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling riser systems and TLP and Spar production riser systems. Since 2000, Dril-Quip has introduced multiple new products, including liner hangers, subsea control systems, subsea manifolds, riser tensioners, and enhanced versions of subsea wellhead connectors and Dril-Quip’s industry leading subsea wellhead system(s). Recent product development efforts focus on the evolution and enhancement of Dril-Quip’s subsea tree portfolio to align with projected market needs, ability to meet a wider array of customer applications, and offer customers overall project cost savings through technological advantages.

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

In 2019, major production milestones were met for several key global projects. In the North Sea, the additional subsea completion trees for a subsea field development project were successfully installed. Dril-Quip performed an extensive front-end engineering and design contract for a subsea production system project located off the coast of South America. Additional subsea trees were delivered and installed for field development projects off the coasts of Gabon and the UK Continental Shelf; the latter of which included a novel protective structure for shallow water applications within the region. The completion of a subsea completion field development and associated start-up activities for an offshore project within Indonesia included the subsea and topside control system architecture, reinforcing Dril-Quip’s ability to support larger scopes within the subsea production system market. Also, off the coast of Mexico, multiple deepwater subsea wellhead systems were installed with the support of a new service facility in Villahermosa, expanding Dril-Quip's aftermarket support presence in the region in support of international oil and gas operators entry in the Mexican Gulf of Mexico. Dril-Quip continued to support the tieback of multiple wells for projects in the Gulf of Mexico and offshore Brazil. Engineering, manufacturing, assembly and test work continued on additional subsea completion projects for upcoming installations off the coasts of India and the UK, and contribute to the Company’s subsea production system backlog that has increased year-to-year. The requirements of the equipment in these projects represent significant technological challenges, the development of which is serving to enhance the Company's overall engineering capabilities and has resulted in product bookings for several new products throughout the year.

Dril-Quip’s continued efforts in developing technologically advanced products enable Dril-Quip to offer products for the harshest environments. The latest subsea wellhead system has been ordered by a major oil company for its high pressure, high temperature applications, further strengthening Dril-Quip’s position in the subsea market.

In an ongoing test program, the Company continued the utilization of its recently constructed high-load horizontal test machine and fatigue test machine for rigorous validation testing of its existing specialty connector product line. Active engineering programs have been initiated in-house to continue development in specialty connector product enhancements as well as new product development. This high-load horizontal test machine has been instrumental in the development and qualification of our 20,000 psi wellhead system, riser connector that utilizes Dril-Quip proprietary locking, sealing profiles, and 20,000 psi flange. Engineering development efforts are on-going in subsea production systems.

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

Competition

Dril-Quip faces significant competition from other manufacturers and suppliers of exploration and production equipment. Several of its primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than those of the Company and which, in many instances, have been engaged in the manufacturing business for a much longer period of time than the Company. The Company competes principally with the petroleum production equipment segments of Baker Hughes; Schlumberger, Ltd.; TechnipFMC plc; and Aker Solutions.

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

Employees

The total number of the Company's employees as of December 31, 2018 was 1,926. Of those 1,926 employees, 946 were located in the United States. As a result of worldwide reductions in workforce and natural attrition, the total number of the Company's employees as of December 31, 2019 was 1,814, a 6% reduction from December 31, 2018. Of those 1,814 employees, 906 were located in the United States. Substantially all of the Company's employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

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

In recent years, increased concern has been raised over the protection of the environment. Legislation to regulate emissions of greenhouse gases has been introduced, but not enacted, in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. In November 2015, the United Nations Climate Change Conference (COP21) was held in Paris with the objective to achieve a legally binding and universal agreement on climate, with the aim of keeping global warming below 2 C (Celsius), from all nations, regardless of size. The Paris Agreement, signed by the U.S. on April 22, 2016, requires countries to review and “represent a progression” in their nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. However, in November 2019, the United States initiated the process of withdrawing from the Paris Agreement. The earliest possible effective withdrawal date from the Paris Agreement is November 2020. Also, the U.S. Environmental Protection Agency (EPA) has undertaken efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA expanded its regulations relating to those emissions and adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Moreover, specific design and operational standards apply to U.S. outer continental shelf vessels, rigs, platforms, vehicles, structures and equipment.

The U.S. Bureau of Safety and Environmental Enforcement (BSEE) regulates the design and operation of well control and other equipment at offshore production sites, among other requirements. BSEE has adopted stricter requirements for subsea drilling production equipment. In April 2016, BSEE published a final blowout preventer systems and well control rule, which focuses on blowout preventer requirements and includes reforms in well design, well control, casing, cementing, real-time monitoring and subsea containment, among other things. BSEE also finalized a rule in September 2016 concerning production safety systems for oil and natural gas operations on the Outer Continental Shelf. However, in December 2017, BSEE published a proposed rule that would revise a number of the requirements in the September 2016 rule. The final rule implementing these revisions was published in September 2018. Subsequently, on May 2, 2019, BSEE issued the 2019 Well Control Rule, the revised well control and blowout preventer rule governing Outer Continental Shelf (OCS) activities. The new rule revised the then existing regulations impacting offshore oil and gas drilling, completions, workovers, and decommissioning activities. Specifically, the 2019 Well Control Rule addresses six areas of offshore operations: well design, well control, casing, cementing, real-time monitoring , and subsea containment. The revisions were targeted to ensure safety and environmental protection while correcting errors in the 2016 rule and reducing unnecessary regulatory burden. In addition, drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. For example, in December 2016, the Obama administration banned offshore drilling in portions of the Arctic and Atlantic oceans. Although the Trump administration announced a proposal in January 2018 to open most U.S. coastal waters to offshore drilling, several coastal states have taken steps to prohibit offshore drilling. For example, California passed laws in September 2018 barring the construction of new oil drilling-related infrastructure in state waters. Similarly, in November 2018, voters in Florida approved an amendment to the state constitution that would ban oil and gas drilling in offshore state waters. Further, in December 2018, environmental groups challenged incidental harassment authorizations issued by the National Marine Fisheries Service that allow companies to conduct air gun seismic surveys for oil and gas exploration off the Atlantic coast. The attorneys general for nine coastal states also sought to intervene as plaintiffs. To the extent that new laws or other governmental actions prohibit or restrict drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry in general and the drilling industry in particular, the business of the Company could be adversely affected. Similarly, restrictions on authorizations needed to conduct seismic surveys could impact our customers' ability to identify oil and gas reserves, thereby reducing demand for our products. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations. See “Item 1A. Risk Factors—Our business and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”

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

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of February 20, 2020 ) and positions of the Company’s executive officers:

Name	Age	Position
Blake T. DeBerry	60	President, Chief Executive Officer and Director
Jeffrey J. Bird	53	Senior Vice President, Production Operations and Chief Financial Officer
James C. Webster	50	Vice President, General Counsel and Secretary
Raj Kumar	47	Vice President, Finance and Chief Accounting Officer

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

Jeffrey J. Bird is Senior Vice President - Production Operations and Chief Financial Officer.  He joined the Company in March 2017 as Vice President and Chief Financial officer and was promoted to his current position in February 2019. From December 2014 through February 2017, he was Executive Vice President and Chief Financial Officer of Frank's International, a provider of engineered tubular services to the oil and gas industry. Prior to joining Frank's International, Mr. Bird was the Vice President of Finance and Chief Financial Officer of Ascend Performance Materials, a provider of chemicals, fibers and plastics in Houston, Texas, from September 2010. Prior to joining Ascend, Mr. Bird served in a variety of accounting and finance roles, primarily in the industrial manufacturing sector including serving as a division Chief Financial Officer at Danaher Corporation. Mr. Bird holds a BA in Accounting from Cedarville University in Ohio.

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

Raj Kumar is Vice President - Finance and Chief Accounting Officer. He joined the Company in June 2017 as Vice President and Treasurer and was promoted to his current position in February 2019. Prior to joining the Company, Mr. Kumar was the Vice President of Integrated Supply Chain from October 2016 to May 2017 and the Vice President - Finance from March 2015 to October 2016 at Franks International. Prior to that, he served as Segment Controller – O&P Americas at LyondellBasell from December 2012 to December 2014.  Prior to joining LyondellBasell, Mr. Kumar served in a variety of accounting, finance and strategic planning roles with FMC Technologies, Inc. and Dell Inc. Mr. Kumar holds a BBA in accounting from Deakin University in Australia and an MBA from Columbia University in New York.

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

Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

•	worldwide economic activity;
•	the level of exploration and production activity;
•	interest rates and the cost of capital;
•	environmental regulation;
•	government initiatives to promote the use of renewable energy sources and public sentiment and consumer demand regarding renewable energy and electric vehicles;
•	federal, state and foreign policies regarding exploration and development of oil and gas;
•	the ability and/or desire of OPEC and other major producers to set and maintain production levels and pricing;
•	governmental regulations regarding future oil and gas exploration and production;
•	the cost of exploring and producing oil and gas;
•	technological advances affecting energy consumption;
•	the cost of developing alternative energy sources;
•	the availability, expiration date and price of onshore and offshore leases;
•	the discovery rate of new oil and gas reserves in onshore and offshore areas;
•	the success of drilling for oil and gas in unconventional resource plays such as shale formations;
•	alternative opportunities to invest in onshore exploration and production opportunities;
•	technological advances and new techniques that render drilling more efficient or reduce demand for, and production of, fossil fuels; and
•	weather conditions and natural disasters.

Oil and gas prices and the level of drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to crude oil and natural gas price volatility and are likely to continue to do so in the future. In addition, the effects of global health epidemics and concerns, such as the coronavirus (COVID-19), could negatively impact demand for crude oil and natural gas in affected areas which could contribute to further price volatility.

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

Our products are used primarily in deepwater, harsh environment and severe service applications. Our contracts with customers and customer requests for bids typically set forth detailed specifications or technical requirements for our products and services, which may also include extensive testing requirements. We anticipate that such testing requirements will become more common in our contracts. In addition, scrutiny of the drilling industry has resulted in more stringent technical specifications for our products and more comprehensive testing requirements for our products to ensure compliance with such specifications. We cannot assure you that our products will be able to satisfy the specifications or that we will be able to perform the full-scale testing necessary to prove that the product specifications are satisfied in future contract bids or under existing contracts, or that the costs of modifications to our products to satisfy the specifications and testing will not adversely affect our results of operations. If our products are unable to satisfy such requirements, or we are unable to perform any required full-scale testing, our customers may cancel their contracts and/or seek new suppliers, and our business, results of operations, cash flows or financial position may be adversely affected.

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

Our principal customers are major integrated oil and gas companies, large independent and foreign national oil and gas companies throughout the world. Drilling contractors and engineering and construction companies also represent a portion of our customer base. In 2019, our top 15 customers represented approximately 52% of total revenues, and BP and its affiliated companies accounted for approximately 10% of total revenues. In 2018 and 2017, our top 15 customers represented approximately 56% and 49% of total revenues, respectively, while BP and its affiliated companies accounted for approximately 13% of 2018 total revenues and Chevron and its affiliated companies accounted for approximately 14% of 2017 total revenues. The loss of one or more of our significant customers could have an adverse effect on our results of operations, financial position and cash flows.

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

For example, during the first quarter of 2018, Dril-Quip Asia-Pacific Pte Ltd. was awarded a contract to supply TTR systems and related services for the development of the CRD Project located offshore Vietnam operated by Repsol with the participation of Mubadala, PVEP and PetroVietnam.  The CRD Project was terminated in the third quarter of 2019 and is no longer included within the backlog balance as of December 31, 2019.

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

As a result of continued unfavorable offshore market conditions and low commodity prices, the Company engaged in a strategic review with a third-party firm in 2018. In conjunction with the strategic review, the Company adjusted its forecast for recovery to reflect a more delayed recovery in the offshore industry, with pre-downturn demand not returning until after 2025. Additionally, the Company pursued a global transformation, which included a reduction in workforce, realignment of facilities and restructuring of operations. We expect this transformation to allow us to maintain our global footprint in key markets, while supporting an integrated supply chain model that we expect to create more flexibility and allow us to continue serving our customers. The Company completed the strategic restructuring in 2019. The full benefit of the restructuring is expected to be realized in 2020 and future years.

During the fourth quarter of 2018, we incurred inventory and long-lived asset write-downs of approximately $32.1 million and $14.9 million, respectively, as a result of changes in our business structure and where specific products are manufactured. These charges are reflected as Impairment, restructuring and other charges in our consolidated statement of operations. There were no impairment charges recorded in the year ended December 31, 2019.

For goodwill, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. We typically complete our annual impairment test for goodwill and other intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of each of our three reporting units' net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a discounted cash flow approach. We selected this valuation approach because we believe it, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for each of our reporting units. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, a terminal growth value and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its calculated fair value.

In December 2018, the overall offshore market conditions declined. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential delays associated with certain of our long term projects. Further, in December 2018 due to the decline in our stock price, our market capitalization dropped below the carrying value of our assets. An interim goodwill impairment analysis was performed for the year ended December 31, 2018. Based on this analysis, we recorded an impairment loss of $38.6 million for our Western Hemisphere reporting unit for the year ended December 31, 2018. Following this impairment charge, the Western Hemisphere reporting unit has no remaining goodwill balance. The remaining goodwill balance is associated with our Eastern Hemisphere reporting unit. Based on our interim goodwill impairment analysis the fair value of the Eastern Hemisphere reporting unit exceeds its carry value by 71%. Further declines in the overall offshore market, commodity prices, or sustained lower valuation for the Company’s common stock could indicate a reduction in the estimate of the Eastern Hemisphere’s reporting unit fair value which, in turn, could lead to additional impairment charges associated with goodwill. Goodwill is not amortized but rather tested for impairment annually on October 1 or when events occur or circumstances change that would trigger such a review. The impairment test entails an assessment of qualitative factors to determine whether it is more likely than not that an impairment exists. If it is more likely than not that an impairment exists, then a quantitative impairment test is performed. Impairment exists when the carrying amount of a reporting unit exceeds its fair value. For the year ended December 31, 2019, we performed an analysis of our goodwill and as a result of our qualitative assessment no impairment was recorded.

During 2019, Brent crude oil prices fluctuated significantly, with a high of $74.94 per barrel, a low of $53.23 per barrel, and an average of $64.28 per barrel. Continued weakness or volatility in market conditions may further deteriorate the financial performance or future prospects of our operating segments from current levels, which may result in an impairment of long-lived assets, inventory or goodwill and negatively impact our financial results in the period of impairment.

Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows.

We have substantial international operations, with approximately 65.0% of our revenues derived from foreign sales in 2019, 61.0% in 2018 and 55.0% in 2017. We operate our business and market our products and services in many of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

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

The recent outbreak of COVID-19 could adversely affect our business and results of operations.

The recent outbreak of a novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, could cause disruption to our suppliers or their manufacturers located in China and elsewhere. Our suppliers and their manufacturers could be disrupted by worker absenteeism, quarantines, or other travel or health-related restrictions as a result of COVID-19 outbreaks or concern over COVID-19 or could incur increased costs associated with ensuring the safety and health of their personnel. If our suppliers or their manufacturers are so affected, our supply chain could be disrupted, our product shipments could be delayed, our costs could be increased and our business could be adversely affected.

Additionally, COVID-19 outbreaks or concern over COVID-19 could disrupt our operations by restricting employee travel and increasing work absenteeism. Any such disruption in our operations could adversely affect our business.

The effects of global health epidemics and concerns, such as the coronavirus (COVID-19), could negatively impact demand and prices for crude oil and natural gas.

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

The June 23, 2016 referendum by British voters to exit the European Union (Brexit), and the uncertainty that has followed, has adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound sterling, as compared to the U.S. dollar and other currencies. Volatility in exchange rates could be expected to continue in the short to medium term as the United Kingdom (U.K.) seeks U.K. Parliamentary approval for its terms of exit from the European Union, to the uncertainty surrounding the date on which the U.K. will exit the European Union and the need for and terms of the U.K.’s new international trade agreements. Exchange rate volatility could also be expected due to the risk that the U.K. might exit the European Union (E.U.)without a withdrawal agreement in force. A weaker British pound sterling compared to the U.S. dollar during a reporting period would cause local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. In addition, the

Company continues to monitor potential changes to trade and customs requirements as a result of Brexit. Continued adverse consequences such as deterioration in economic conditions and volatility in currency exchange rates could have a negative impact on the Company's financial position and results of operations.

On October 28, 2019, following the U.K.'s failure to exit the E.U. on the originally scheduled exit date of March 29, 2019, the E.U. further extended the deadline for the U.K. to approve a negotiated withdrawal agreement to January 31, 2020. As of January 31, 2020 (“exit day”), the U.K. has formally left the E.U. Under the terms of the withdrawal agreement, a post-Brexit transition period started on exit day and will end on December 31, 2020 unless extended (the end of the “transition period”). The transition period, however, can be extended "for up to one or two years" in a one-off decision made by the joint U.K. and E.U. committee before June 30, 2020. Significant change is expected at the end of the transition period, even if a comprehensive future U.K. and E.U. relationship is concluded within the transition period. Further, negotiations on the future U.K. and E.U. relationship are likely to continue after the end of the transition period.

The consequences of Brexit and the negotiations that the U.K. is currently undertaking with other countries with a view to replicating (where possible) the effects of the E.U.’s international trade agreements, which the U.K. will no longer benefit from, together with the protracted negotiations around the terms of Brexit, could introduce significant uncertainties into global financial markets and adversely impact the regions in which we and our clients operate. For example, importing and exporting activity from our Aberdeen manufacturing facility could be subject to higher costs and delays, which could cause disruptions in our delivery schedules to our customers. In the long term, Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to divergent national laws and regulations as the U.K. government determines which E.U. laws to modify or replace.

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

Furthermore, the ABL Credit Facility contains a covenant requiring us to maintain a fixed charge coverage ratio of 1.1 to 1.0 based on the ratio of consolidated EBITDA to fixed charges when availability under the ABL Credit Facility falls below the greater of $15 million and 20% of the lesser of the borrowing base and aggregate commitments.

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

Our operations and the operations of our customers are also subject to federal, state, local and foreign laws and regulations relating to the protection of human health and the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. For example, our operations are subject to numerous and complex laws and regulations that, among other things, may regulate the management and disposal of hazardous and non-hazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities and concentrations of various materials that can be released into the environment; limit or prohibit operation activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record-keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. We are required to invest financial and managerial resources to comply with such environmental, health and safety laws and regulations and anticipate that we will continue to be required to do so in the future. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. For example, legislation to regulate emissions of greenhouse gases has been introduced, but not enacted, in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences, including the United Nations Climate Change Conference in Paris (COP 21) in November 2015, which resulted in the creation of the Paris Agreement. The Paris Agreement, signed by the U.S. on April 22, 2016, requires countries to review and “represent a progression” in their nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. However, in November 2019, the United States initiated the process of withdrawing from the Paris Agreement. The earliest possible effective withdrawal date from the Paris Agreement is November 2020. Also, the EPA has undertaken efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA expanded its regulations relating to those emissions and adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Subsequent to the Paris Agreement, there has been no significant legislative progress in cap and trade proposals or greenhouse gas emission reductions. The adoption of legislation or regulatory programs to reduce greenhouse gas emissions could also increase the cost of consuming, and thereby reduce demand for, the hydrocarbons that our customers produce. Consequently, such legislation or regulatory programs could have an adverse effect on our financial condition and results of operations. It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impact a new regulatory action might have on us or our customers. Generally, the anticipated regulatory actions do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies that are our competitors. However, our business and prospects could be adversely affected to the extent laws are enacted or modified or other governmental action is taken that prohibits or restricts our customers’ exploration and production activities or imposes environmental protection requirements that result in increased costs to us or our customers.

In addition to potential impacts on our business resulting from climate-change legislation or regulations, our business also could be negatively affected by climate-change related physical changes or changes in weather patterns. An increase in severe weather patterns could result in damages to or loss of our equipment, impact our ability to conduct our operations and/or result in a disruption of our customers’ operations. There have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital.

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

Our business operations depend on our information technology (IT) systems. Despite our security and back-up measures, our IT systems are vulnerable to cyber incidents or attacks, natural disasters and other disruptions or failures. Due to the nature of cyber-attacks, breaches to our IT systems could go unnoticed for a prolonged period of time. The failure of our IT systems to perform as anticipated for any reason or any significant breach of security could disrupt our business or the businesses of key customers or suppliers and result in numerous adverse consequences, including reduced effectiveness and efficiency of our operations and those of our customers or suppliers, the loss, theft, corruption or inappropriate disclosure of confidential information or critical data, including sensitive employee and customer data, increased overhead costs, loss of revenue, legal liabilities and regulatory penalties, including under data protection laws and regulations, loss of intellectual property and damage to our reputation, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to prevent or respond to damage caused by these disruptions or security breaches in the future.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas
—Hempstead Highway	175,000	12.9	Owned
—N. Eldridge Parkway	1,731,000	218	Owned
—S. Main Street	127,000	2.9	Owned
Aberdeen, Scotland	222,800	24.1	Owned
Singapore	293,200	14.4	Leased
Macae, Brazil	169,600	10.6	Owned

For additional information on our manufacturing facilities, see "Item 1. Business - General" and "Manufacturing".

Sales, Service and Reconditioning Facilities

Location*	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
Midland, Texas	10,000	0.2	Sales/Service/Warehouse
Oklahoma City, Oklahoma*	6,000	0.1	Sales/Warehouse
Villahermosa, Mexico*	12,400	0.3	Sales/Service/Warehouse
Anaco, Venezuela*	3,000	0.1	Sales/Service/Warehouse
Quito, Ecuador	2,600	0.1	Sales
Shushufindi, Ecuador	135,800	3.1	Sales/Service/Warehouse
Szolnok, Hungary	4,300	0.1	Sales/Service/Warehouse
Beverwijk, Holland	32,000	0.7	Sales/Warehouse
Stavanger, Norway*	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,100	2.6	Sales/Service/Reconditioning/Warehouse
Takoradi, Ghana	2,500	0.8	Service/Reconditioning/Warehouse
Port Harcourt, Nigeria	6,600	0.1	Service/Reconditioning/Warehouse
Cairo, Egypt	2,200	—	Sales
Alexandria, Egypt	5,200	0.6	Service/Reconditioning/Warehouse
Doha, Qatar	8,900	—	Service/Reconditioning/Warehouse
Shekou, China	11,100	—	Sales/Service/Warehouse
Perth and Welshpool, Australia	28,000	2.9	Sales/Service/Reconditioning/Warehouse
Mumbai, India	130	—	Sales
Jakarta, Indonesia	150	—	Sales
Kuala Lumpur, Malaysia	400	—	Sales
Beijing, China	120	—	Sales

*These facilities are owned; all other facilities are leased.

The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen, Singapore and Macae. For additional information on our manufacturing facilities, see "Item 1. Business – General."

Item 3.        Legal Proceedings

Brazilian Tax Issue

From 2002 to 2007, the Company’s Brazilian subsidiary imported goods through the State of Espirito Santo in Brazil. Upon the final sale of these goods, the Company’s Brazilian subsidiary collected taxes from customers and remitted them to the State of Rio de Janeiro net of the taxes paid on importation of those goods to the State of Espirito Santo in accordance with the Company’s understanding of Brazilian tax laws.

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

For a further description of the Company’s legal proceedings, see “Contingencies,” Note 15 of Notes to Consolidated Financial Statements. The Company also is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of such legal action, in the opinion of management, the ultimate liability with respect thereto will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Item 4.        Mine Safety Disclosure

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is publicly traded on the New York Stock Exchange under the symbol "DRQ."

There were approximately 306 stockholders of record of the Company’s common stock as of December 31, 2019. This number includes the Company’s employees and directors that hold shares, but does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

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

Information concerning securities authorized for issuance under equity compensation plans is included in "Stock-Based Compensation and Stock Awards," Note 18 of Notes to Consolidated Financial Statements.

Repurchase of Equity Securities

The following table summarizes the repurchase and cancellation of our common stock during the year ended December 31, 2019

	Twelve months ended December 31, 2019
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs

January 1-31, 2019	-	$-	-	$100.0
February 1-28, 2019	-	-	-	100.0
March 1-31, 2019	28,078	39.74	28,078	98.9
April 1-30, 2019	-	-	-	-
May 1-31, 2019	21,173	39.87	21,173	98.0
June 1-30, 2019	900	39.98	900	98.0
July 1-31, 2019	-	-	-	-
August 1-31, 2019	26,842	44.66	26,842	96.8
September 1-30, 2019	48,895	44.34	48,895	94.6
October 1-31, 2019	292,888	42.81	292,888	82.1
November 1-30, 2019	197,164	43.91	197,164	73.4
December 1-31, 2019	-	-	-	-
	615,940	$43.12	615,940	$73.4

(1) On February 26, 2019, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company is authorized to repurchase up to $100.0 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. During the year ended December 31, 2019, the Company purchased 615,940 shares under the share repurchase plan at an average price of approximately $43.12 per share totaling approximately $26.6 million , pursuant to a 10b5-1 plan, which is reflected in " Retained earnings" in the Consolidated Balance Sheet. All repurchased shares have been cancelled as of December 31, 2019.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock to the cumulative total shareholder return on the Standard & Poor’s 500 Stock Index and the Philadelphia Oil Service Sector Index (“OSX”), an index of oil and natural gas related companies that represents an industry composite of peers. This graph covers the period from December 31, 2014 through December 31, 2019. This comparison assumes the investment of $100 on December 31, 2014 and the reinvestment of all dividends, if any. The shareholder return set forth is not necessarily indicative of future performance.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Products	$303,279	$265,052	$351,132	$433,012	$685,364
Services	72,018	72,414	61,945	64,094	96,297
Leasing	39,509	47,160	42,392	41,625	62,649
Total revenues	414,806	384,626	455,469	538,731	844,310
Cost and expenses:
Cost of sales:
Products	223,502	222,568	270,854	296,696	422,468
Services	36,550	37,196	32,733	32,784	45,401
Leasing	34,955	33,809	26,656	27,215	30,960
Total cost of sales	295,007	293,573	330,243	356,695	498,829
Selling, general and administrative	96,782	101,090	113,588	50,361	85,392
Engineering and product development	17,329	20,297	19,974	18,919	11,254
Impairment, restructuring and other charges	4,396	98,602	60,968	-	-
Gain on Sale of Assets	(1,511)	(6,198)	(168)	(103)	-
Total costs and expenses	412,003	507,364	524,605	425,872	595,475
Operating income (loss)	2,803	(122,738)	(69,136)	112,859	248,835
Interest income	7,940	8,040	3,564	3,037	948
Interest expense	(314)	(291)	(72)	(28)	(12)
Income (loss) before income taxes	10,429	(114,989)	(65,644)	115,868	249,771
Income tax (benefit) provision	8,709	(19,294)	34,995	22,647	57,763
Net income (loss)	$1,720	$(95,695)	$(100,639)	$93,221	$192,008
Earnings (loss) per common share:
Basic	$0.05	$(2.58)	$(2.69)	$2.48	$5.00
Diluted	$0.05	$(2.58)	$(2.69)	$2.47	$4.98
Weighted average common shares outstanding:
Basic	35,839	37,075	37,457	37,537	38,364
Diluted	36,152	37,075	37,457	37,667	38,531
Statement of Cash Flows Data:
Net cash provided by operating activities	$14,678	$45,503	$107,993	$246,522	$190,155
Net cash used in investing activities	(8,471)	(15,173)	(44,892)	(157,849)	(26,655)
Net cash provided by (used in) financing activities	$(24,572)	$(99,199)	$560	$(21,893)	$(73,565)
Other Data:
Depreciation and amortization	$34,020	$35,312	$40,974	$31,857	$30,477
Capital expenditures	$11,501	$32,061	$27,622	$25,763	$27,079

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data:
Working capital	$783,549	$771,442	$908,638	$955,231	$1,023,483
Total assets	$1,206,565	$1,192,510	$1,399,805	$1,461,404	$1,428,250
Total stockholders' equity	$1,090,701	$1,096,162	$1,294,461	$1,356,424	$1,324,458

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

During 2019, Brent crude oil prices fluctuated significantly, with a high of $74.94 per barrel, a low of $53.23 per barrel, and an average of $64.28 per barrel compared to an average of $71.34 per barrel in 2018 and $54.15 per barrel in 2017. According to the January 2020 release of the Short-Term Energy Outlook published by the EIA, Brent crude oil prices are projected to average $64.83 per barrel in 2020 and $67.53 per barrel in 2021. The International Energy Agency projected the global oil demand to grow by approximately 1.2 million barrels per day to a total of 101.5 million barrels per day in 2020 based on its December 2019 Oil Market Report.

Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the years ended December 31, 2019, 2018 and 2017. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	2019		2018		2017
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	52	43	56	37	58	41
Eastern Hemisphere	63	74	57	63	56	60
Asia Pacific	39	252	34	231	34	222
Total	154	369	147	331	148	323

Source: IHS—Petrodata RigBase— December 31, 2019, 2018 and 2017

According to IHS-Petrodata RigBase, as of December 31, 2019, there were 540 rigs contracted for the Company’s geographic regions (156 floating rigs and 384 jack-up rigs), which represents a 10.9% increase from the rig count of 487 rigs (146 floating rigs and 341 jack-up rigs) as of December 31, 2018. The December 31, 2018 rig count represented a 3.4% increase from the rig count on December 31, 2017 of 471 rigs (148 floating rigs and 323 jack-up rigs).

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, at the end of 2019, 2018 and 2017, there were 72, 121, and 138 rigs, respectively, under construction.

The expected delivery dates for the rigs under construction on December 31, 2019 are as follows:

	Floating Rigs	Jack-up Rigs	Total
2020	16	36	52
2021	8	7	15
2022	2	3	5
Total	26	46	72

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

In September 2018, the President directed the U.S. Trade Representative (USTR) to place additional tariffs on approximately $200 billion worth of additional imports from China. These tariffs, which took effect on September 24, 2018, were initially set at a level of 10 percent until the end of the year, at which point the tariffs were to rise to 25 percent. However, on December 19, 2018, USTR postponed the date on which the rate of the additional duties would increase to 25 percent until March 2, 2019. On May 9, 2019, USTR announced that the United States increased the level of tariffs from 10 percent to 25 percent on approximately $200 billion worth of Chinese imports. The President also ordered USTR to begin the process of raising tariffs on essentially all remaining imports from China, which are valued at approximately $300 billion. On August 13, 2019 and August 23, 2019, USTR announced the imposition of an additional tariff of 15 percent on approximately $300 billion worth of Chinese imports, effective September 1, 2019 (or December 15, 2019 for certain articles). Following the conclusion of a phase one trade deal with China, USTR suspended the implementation of the 15 percent additional duty on approximately $160 billion worth of Chinese imports and reduced the applicable duty from 15 percent to 7.5 percent for $120 billion worth of Chinese imports. Negotiations for a phase two trade deal with China are currently underway and could lead to additional changes to the tariff rates described above.

In November 2018, the United States, Mexico and Canada signed the United States-Mexico-Canada Agreement (USMCA), the successor agreement to the North American Free Trade Agreement (NAFTA). Mexico and the United States have ratified the new agreement, but the USMCA still requires ratification by Canada before going into effect.

  The imposition of any additional tariffs or initiation of trade restrictions by or against the United States or the failure by Canada to ratify the USMCA could cause our cost of raw materials to increase or affect the markets for our products. However, given the uncertainty regarding the scope and duration of these trade actions by the United States and other countries, their ultimate impact on our business and operations remains uncertain.

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

The Company expects continued pressure in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Lower drilling and production activity that had a negative impact on the Company’s results for the year ended December 31, 2018 improved slightly in certain markets in 2019. A prolonged delay in the recovery of commodity prices could also lead to further material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company's results of operations.

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

Revenues . Dril-Quip’s revenues are generated from three sources: products, services and leasing rental tools. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rental tools during installation and retrieval of the Company’s products. Additionally, the Company earns service revenues when rework and reconditioning services are provided. In 2019, the Company derived 73.1% of its revenues from the sale of its products, 17.4% of its revenues from services and 9.5% of its revenues from leasing rental tools, compared to 68.9%, 18.8% and 12.3% for products, services and leasing rental tools in 2018, respectively, and 77.1%, 13.6% and 9.3% for products, services and leasing rental tools in 2017, respectively. During 2019, we leased our forge facilities and equipment to AFGlobal Corporation, which also has an option to acquire those same assets. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. However, customer stocking and destocking can affect the correlation between demand for services and product sales. The Company has substantial international operations, with approximately 65.0% of its revenues derived from foreign sales in 2019, 61.0% in 2018 and 55.0% in 2017. Substantially all of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 35.0% of the Company’s total revenues in 2019, 39.0% in 2018 and 45.0% in 2017.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on an over time basis. During 2019, there were 36 projects that were accounted for using the over time method, which represented approximately 20.5% of the Company’s total revenues and 28.0% of the Company’s product revenues. During 2018, there were 22 projects that were accounted for using the over time method, which represented approximately 16.0% of the Company’s total revenues and 23.0% of the Company’s product revenues. During 2017, there were eight projects that were accounted for using the over time method, which represented approximately 13.0% of the Company’s total revenues and 16.0% of the Company’s product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against current earnings because of over time method of accounting.”

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs associated with sales and marketing, general corporate overhead, business development expenses, compensation expense, stock-based compensation expense, legal expenses, foreign currency transaction gains and losses and other related administrative functions. The Company’s U.K. subsidiary, whose functional currency is the British pound sterling, conducts a portion of its operations in U.S. dollars. As a result, this subsidiary holds significant monetary assets denominated in U.S. dollars. These monetary assets are subject to changes in exchange rates between the U.S. dollar and the British pound sterling, which has resulted in pre-tax non-cash foreign currency (gains) loss during the years ended December 31, 2019, 2018 and 2017 totaling $(1.6) million, $(1.0) million and $8.3 million, respectively .

Engineering and Product Development Expenses. Engineering and product development expenses consist of new product development and testing, as well as application engineering related to customized products.

Impairment, Restructuring and Other Charges. During 2019, we incurred approximately $4.4 million of expenses primarily associated with professional fees related to our strategic restructuring and approximately $1.1 million in severance payout to our former Chief Operating Officer, pursuant to a separation agreement entered into with him during the first quarter of 2019. No goodwill impairment losses were recorded for the year ended December 31, 2019.

For the year ended December 31, 2018, we incurred impairment, restructuring and other charges consisting of certain goodwill, inventory, long-lived assets and other restructuring costs of $38.6 million, $32.1 million, $14.9 million and $13.0 million, respectively.

For the year ended December 31, 2017, the balance consisted of certain inventory and fixed asset write-downs of $27.4 million and $33.6 million, respectively. For more detail, see "Impairment, Restructuring and Other Charges", Note 7 of Notes to Consolidated Financial Statements and "Goodwill," Note 8 of Notes to Consolidated Financial Statements.

Income Tax Provision. Income tax expense for 2019 was $8.7 million on net income before taxes of $10.4 million, resulting in an effective income tax rate of 83.5%. Income tax benefit for 2018 was $19.3 million on net loss before taxes of $115.0 million, resulting in an effective income tax rate of 16.8%. Income tax expense in 2017 was $35.0 million on net loss before taxes of $65.6 million, resulting in an effective tax rate of approximately negative 53.3%. The change in the 2019 effective income tax rate was primarily impacted by changes in valuation allowance positions against the net U.S. deferred tax assets as well as those in various foreign countries, the mix of foreign income taxed at different statuory rates, non-taxable income, non-deductible expenses, foreign income inclusions and foreign tax credits.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2019	2018	2017
Revenues:
Products	73.1%	68.9%	77.1%
Services	17.4	18.8	13.6
Leasing	9.5	12.3	9.3
Total revenues	100.0	100.0	100.0
Cost of sales:
Products	53.9	57.6	59.5
Services	8.8	9.7	7.2
Leasing	8.4	8.8	5.9
Total cost of sales	71.1	76.1	72.5
Selling, general and administrative	23.3	26.3	24.9
Engineering and product development	4.2	5.3	4.4
Impairment, restructuring and other charges	1.1	25.6	13.4
Gain on sale of assets	(0.4)	(1.6)	-
Total costs and expenses	99.3	131.7	115.2
Operating income (loss)	0.7	(31.7)	(15.2)
Interest income	1.9	2.1	0.8
Interest expense	(0.1)	(0.1)	-
Income (loss) before income taxes	2.5	(29.7)	(14.4)
Income tax provision (benefit)	2.1	(5.0)	7.7
Net income (loss)	0.4%	(24.7)%	(22.1)%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Revenues:
Products:
Subsea equipment	$245.3	$209.1	$291.2
Downhole tools	28.5	32.2	33.4
Surface equipment	19.4	19.6	14.5
Offshore rig equipment	10.1	4.1	12.1
Total products	303.3	265.0	351.2
Services	72.0	72.4	61.9
Leasing	39.5	47.2	42.4
Total revenues	$414.8	$384.6	$455.5

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues. Revenues increased by $30.2 million, or approximately 7.8%, to $414.8 million in 2019 from $384.6 million in 2018. The overall increase in revenue was driven by increased product revenues of $38.3 million, partially offset by decreased service revenues of $0.4 million and leasing revenues of $7.7 million. Product revenues increased by approximately $38.3 million for the year ended December 31, 2019 compared to the same period in 2018 as a result of increased revenues of $36.2 million in subsea equipment and $6.0 million in offshore rig equipment, partially offset by decreased revenues of $3.7 million and $0.2 million in downhole tools and surface equipment sales, respectively. Product revenues increased in Asia Pacific by $32.1 million and $14.4 million in the Eastern Hemisphere, partially offset by decreased revenues of $8.2 million in the Western Hemisphere. The overall increased revenues were largely due to increases in the demand for exploration and production equipment, especially subsea equipment, as a result of improving market conditions in 2019. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time method, market conditions and customer demand. Service revenues decreased by approximately $0.4 million, resulting from decreased service revenues in the Eastern Hemisphere of $1.2 million and in Asia Pacific of $0.9 million, partially offset by an increase in the Western Hemisphere of $1.7 million. The decreased service revenues were largely due to decreased technical advisory assistance and reconditioning of customer-owned property. Leasing revenues decreased by approximately $7.7 million for the year ended December 31, 2019 compared to the same period in 2018 as a result of decreased rental tool leases of $3.3 million in Asia Pacific, $3.1 million in the Western Hemisphere and $1.3 million in the Eastern Hemisphere.

Cost of Sales. Cost of sales increased by $1.4 million, or 0.5%, to $295.0 million for 2019 from $293.6 million for 2018. As a percentage of revenues, cost of sales was approximately 71.1% in 2019 and 76.3% in 2018. Cost of sales as a percentage of revenue decreased in 2019, primarily as a result of lower unabsorbed manufacturing costs and savings from our transformation initiatives including the leasing of our forge facilities, partially offset by product mix.

Selling, General and Administrative Expenses. For 2019, selling, general and administrative expenses decreased by approximately $4.3 million, or 4.3%, to $96.8 million from $101.1 million in 2018. Foreign exchange gain for the twelve months ended December 30, 2019 was $1.6 million as compared to a gain of $1.0 million for the same period in 2018. Excluding the impact of foreign exchange gain, selling, general and administrative expense was $98.4 million and $102.1 million for the twelve months ended December 31, 2019 and 2018, respectively. The decrease of $3.7 million is primarily due to continued progress in the Company’s transformation efforts, partially offset by an increase in stock-based compensation expense, annual merit increases, bonuses and partial restoration of prior salary rollbacks. Selling, general and administrative expenses as a percentage of revenues decreased to 23.3% for the year ended December 31, 2019 from 26.3% for the same period of 2018.

Engineering and Product Development Expenses. For 2019, engineering and product development expenses decreased by approximately $3.0 million, or 14.6%, to $17.3 million from $20.3 million in 2018. Engineering and product development expenses as a percentage of revenues decreased to 4.2% in 2019 from 5.3% in 2018, largely as a result of our transformation activities.

Impairment, Restructuring and Other Charges. During 2019, we incurred approximately $4.4 million of expenses primarily associated with professional fees related to our strategic restructuring and approximately $1.1 million in severance payout to our former Chief Operating Officer, pursuant to a separation agreement entered into with him during the first quarter of 2019. In December 2018, the overall offshore market conditions declined. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential delays associated with certain of our long term projects. Further, in December 2018 due to the decline in our stock price, our market capitalization dropped below the carrying value of our assets. As a result, an interim goodwill impairment analysis was performed as of December 31, 2018. Based on this analysis, we recorded an impairment loss of $38.6 million for our Western Hemisphere reporting unit for the year ended December 31, 2018. For further information, see "Goodwill," Note 8 of Notes to Consolidated Financial Statements.

Additionally, we incurred restructuring, long-lived asset impairments and other charges associated with the cost reduction plan of $60.0 million during the year ended December 31, 2018.

Income Tax Provision (Benefit). Income tax expense for 2019 was $8.7 million on income before taxes of $10.4 million, resulting in an effective income tax rate of 83.5%. Income tax benefit in 2018 was $19.3 million on a loss before taxes of $115.0 million, resulting in an effective tax rate of approximately 16.8%. The change in the effective income tax rate was primarily impacted by the change in valuation allowance against the net U.S. deferred tax assets as well as those in various foreign countries, the mix of foreign income taxed at different statuory rates, an increase in non-taxable income, non-deductible expenses, foreign income inclusions and foreign tax credits.

Net Income (Loss). Net income was approximately $1.7 million in 2019, compared to a net loss of $95.7 million in 2018, for the reasons set forth above.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

  For a discussion of our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Adjusted EBITDA

We calculate Adjusted EBITDA as one of the indicators to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure and certain other items, including those that affect the comparability of operating results. This measurement is used in concert with operating income, its most directly comparable financial measure, and net cash from operating activities, which measures actual cash generated in the period.  In addition, we believe that Adjusted EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance, ability to pursue and service possible debt opportunities and analyze possible future capital expenditures. Adjusted EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income, as measured under U.S. generally accepted accounting principles. The items excluded from Adjusted EBITDA, but included in the calculation of reported net income, are significant components of the consolidated statements of income and must be considered in performing a comprehensive assessment of overall financial performance. Our calculation of Adjusted EBITDA may not be consistent with calculations of Adjusted EBITDA used by other companies.

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income (loss)	$1,720	$(95,695)	$(100,639)
Add:
Interest income	(7,626)	(7,749)	(3,492)
Income tax expense (benefit)	8,709	(19,294)	34,995
Depreciation and amortization expense	34,020	35,312	40,974
Restructuring costs, including severance	4,396	13,071	5,170
Long-lived asset, inventory and goodwill impairments	-	85,531	60,968
Gain on sale of assets	(1,511)	(6,198)	-
Foreign currency loss (gain)	(1,630)	(1,007)	8,292
Stock compensation expense	15,721	13,459	14,270
Adjusted EBITDA (1)	$53,799	$17,430	$60,538

(1) Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) operations by type of activity were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$14,678	$45,503	$107,993
Net cash used in investing activities	(8,471)	(15,173)	(44,892)
Net cash (used in) provided by financing activities	(24,572)	(99,199)	560
	(18,365)	(68,869)	63,661
Effect of exchange rate changes on cash activities	(789)	(6,211)	6,022
Increase (decrease) in cash and cash equivalents	$(19,154)	$(75,080)	$69,683

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

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools, (ii) to fund working capital and (iii) to fund the repurchase of the Company's shares. The Company’s principal source of funds is cash flows from operations. As of December 31, 2019, the Company had availability of $33.4 million under the ABL Credit Facility. The Company may use its liquidity for, among other things, the support of the Company's research and development efforts, the funding of key projects and spending required by any upturn in the Company's business and the pursuit of possible acquisitions.

Net cash provided by operating activities in 2019 decreased by approximately $30.8 million primarily due to decreases resulting from the change in non-operating assets and liabilities of $90.0 million and operating assets and liabilities of $38.2 million, partially offset by a decreased net loss of $97.4 million between 2019 and 2018. Decreases in the change in non-operating assets and liabilities of $90.0 million primarily related to decreases in impairment, restructuring and other non-cash charges of $98.4 million, partially offset by a lower gain on sale of equipment of $4.7 million and a change in deferred income taxes of $4.7 million. Decreases in the change in operating assets and liabilities of $38.2 million related to change in inventory of $64.0 million and change in trade receivables, net and unbilled receivables of $34.4 million, partially offset by change in accounts payable and accrued expenses of $34.1 million and change in prepaid and other assets of $26.1 million.

The change in trade receivables in 2019 was driven by increased activity both for point in time and over time projects. Revenues from over time projects increased by 40.0% in 2019. This higher activity also resulted in the Company having to build additional inventory and invest in a strategic stocking program for its subsea production system and its downhole tools business. This led to a growth in unbilled receivables of $57.0 million, partially offset by a decrease in trade receivables, net of approximately $11.0 million. On the other hand, trade payables increased primarily as a result of continued negotiations with vendors on extending payment terms, which led to an increase of $19.6 million in 2019.

Net income changed by $97.4 million to $1.7 million in 2019 from a net loss of $95.7 million in 2018. Net loss decreased by $4.9 million to a net loss of $95.7 million in 2018 from net loss of $100.6 million in 2017. The reasons for the changes in net losses are set forth in the “Results of Operations” section above.

The change in operating assets and liabilities of $71.3 million during 2018 was offset by a decreased net loss of $4.9 million between 2018 and 2017 and increases in non-operating assets and liabilities of approximately $3.9 million. The decreases in the change in operating assets and liabilities primarily related to decreases in the change in contract assets and trade receivables of $38.0 million as a result of increased settlements with customers during 2018, prepaid and other assets of $25.2 million and trade accounts payable and accrued expenses of $20.5 million, offset by increases in inventory of $12.3 million as a result of reductions in customer orders and efforts to utilize existing inventory and other costs of $0.3 million.

Net cash used in investing activities decreased by approximately $6.7 million due to decreased capital expenditures related to facilities in the Western and Asia Pacific Hemispheres, partially offset by decreased proceeds related to sales of assets. Capital expenditures by the Company were $11.5 million, $32.1 million and $27.6 million in 2019, 2018 and 2017, respectively. Capital expenditures in 2019, 2018 and 2017 included expanding worldwide manufacturing facilities as well as increased expenditures on machinery and equipment and running tools. Capital expenditures in 2019 included $3.0 million for facilities, machinery and equipment, $2.4 million for rental tools, and other expenditures of $6.1 million. Capital expenditures in 2019 were primarily related to the re-alignment of our facilities associated with the Company’s transformation initiatives. Capital expenditures in 2018 were primarily $14.0 million for facilities, $2.9 million for machinery and equipment, $12.6 million for rental tools and other expenditures of $2.6 million. Capital expenditures in 2017 were comprised of $15.7 million for facilities, $5.5 million for machinery and equipment, $5.6 million for rental tools and other expenditures of $0.8 million.

The Company acquired The Technologies Alliance Inc. d/b/a OilPatch Technologies (OPT) for approximately $19.9 million, net of cash and working capital adjustments, during the first quarter of 2017.

Repurchase of Equity Securities

On February 26, 2019, the Company announced that the Board of Directors had authorized a new stock repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock. The repurchase program has no set expiration date. Repurchases under the program will be made through open market purchases, privately negotiated transactions or plans, instructions or contracts established under Rule 10b5-1 under the Exchange Act. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or superseded at any time at the Company’s discretion. During the year ended December 31, 2019, the Company purchased 615,940 shares at an average price of $43.12 per share totaling approximately $26.6 million. All repurchased shares have been cancelled as of December 31, 2019. Refer to "Item 5 - Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities" for further discussion.

On July 26, 2016, the Board of Directors authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. During the year ended December 31, 2018, the Company purchased, and subsequently cancelled, 1,991,206 shares for $100.0 million . The repurchase plan was completed on October 19, 2018. All repurchased shares have been cancelled as of December 31, 2018.

On February 26, 2015, the Company announced that the Board of Directors had authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. As part of the repurchase plan, the Company repurchased 400,500 shares under this plan for a total of $24.2 million during 2017. All repurchased shares were subsequently cancelled.

Contractual Obligations

The following table presents the long-term contractual obligations of the Company’s leases and the related payments in total and by year as of December 31, 2019 :

	Twelve months ended
	December 31, 2019
	Operating	Finance
	Leases	Leases	Total
	(In thousands)
2020	$1,486	$244	$1,730
2021	711	142	853
2022	461	53	514
2023	361	25	386
2024	329	20	349
After 2024	3,513	-	3,513
Total lease payments	6,861	484	7,345
Less: interest	1,797	31	1,828
Present value of lease liabilities	$5,064	$453	$5,517

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

As of December 31, 2019, the availability under the ABL Credit Facility was $33.4 million, after taking into account the outstanding letters of credit of approximately $0.4 million issued under the facility. For additional information on the ABL Credit Facility, see "Asset Backed Loan (ABL) Credit Facility," Note 14 of Notes to Consolidated Financial Statements.

Backlog

Backlog typically consists of firm customer orders of Dril-Quip products for which a purchase order, signed contract or letter of award has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in the commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog was approximately $272.5 million at December 31, 2019 and $270.0 million at December 31, 2018. The backlog at the end of 2019 represents an increase of approximately $2.5 million, or 1.0% from the end of 2018. The Company’s backlog balance during 2019 was negatively impacted by translation adjustments of approximately $0.5 million, due primarily to the weakening of the U.S. dollar and by approximately $61.0 million in cancellations. The Company’s backlog balance during 2018 was negatively impacted by translation adjustments of approximately $3.1 million, due primarily to the weakening of the U.S. dollar and by approximately $11.7 million in cancellations.

The following table represent the change in backlog.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Beginning Backlog	$269,968	$207,303	$317,579
Bookings:	-
Product (1) (2)	367,365	342,474	241,235
Service	72,018	72,414	61,945
Leasing	39,509	47,160	42,392
Cancellation/Revision adjustments	(61,015)	(11,675)	(3,105)
Translation adjustments	(502)	(3,082)	2,726
Total Bookings	417,375	447,291	345,193
Revenues:
Product	303,279	265,052	351,132
Service	72,018	72,414	61,945
Leasing	39,509	47,160	42,392
Total Revenue	414,806	384,626	455,469
Ending Backlog (1)	$272,537	$269,968	$207,303

(1) The backlog data shown above includes all bookings as of December 31, 2019, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $109.8 million as of December 31, 2019, within "Revenue Recognition,” Note 4 of Notes to Consolidated Financial Statements.

(2) As of December 31, 2019, approximately $3.8 million related to contract awards is included in our backlog.

During the first quarter of 2018, Dril-Quip Asia-Pacific Pte Ltd. was awarded a contract to supply top-tensioned riser (TTR) systems and related services for the development of the CRD Project located offshore Vietnam operated by Repsol with the participation of Mubadala, PVEP and PetroVietnam. The CRD Project was terminated in the third quarter of 2019 and is not included within the backlog balance as of December 31, 2019.

The Company expects to fill approximately 70% to 80% of the December 31, 2019 product backlog by December 31, 2020. The remaining backlog at December 31, 2019 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times.

In August 2012, the Company’s Brazilian subsidiary, Dril-Quip do Brasil LTDA, was awarded a four-year contract by Petrobras, Brazil’s national oil company. As part of an amendment to extend the term of the contract for an additional four years, Petrobras agreed to issue purchase orders totaling a minimum of approximately $24.4 million (based on current exchange rates) before 2019. As of December 31, 2019, Petrobras has issued purchase orders totaling that required minimum amount. See “Item 1A. Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”

Geographic Segments

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil. Revenues for each of these segments are dependent upon the ultimate sale of products and services to the Company’s customers. For information on revenues by geographic segment, see "Geographic Segments," Note 16 of Notes to Consolidated Financial Statements.

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

The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contracts. The Company had, net of income taxes, a transaction gain of $1.3 million in 2019, a transaction gain of $0.8 million in 2018 and a transaction loss of $12.7 million in 2017. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. The Company has put in place an active cash management process to convert excess foreign currency and concentrate this cash in certain of our holding company bank accounts to minimize foreign currency risk and increase investment income.

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

Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables, net. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2019 and 2018, unbilled receivables included $83.2 million and $57.0 million of unbilled receivables related to products accounted for using over time method of accounting, respectively. For the year ended December 31, 2019, there were 36 projects representing approximately 20.5% of the Company’s total revenues and approximately 28.0% of its product revenues, and 22 projects during 2018 representing approximately 16.0% of the Company’s total revenues and approximately 23.0% of its product revenues, which were accounted for using over time method of accounting.

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

The Company earns lease revenues from the rental of running tools. Rental revenues are recognized within leasing revenues over the lease term.

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

Inventory Reserves. Periodically, obsolescence reviews are performed on slow moving and excess inventories and reserves are established based on current assessments about future demands and market conditions. The Company determines the reserve percentages based on an analysis of stocking levels, historical sales levels and future sales forecasts anticipated for inventory items by product type. The inventory values have been reduced by a reserve for slow moving and excess inventories of $71.0 million and $108.6 million as of December 31, 2019 and 2018, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Goodwill. For goodwill an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. Goodwill is not amortized but rather tested for impairment annually on October 1 or when events occur or circumstances change that would trigger such a review. The impairment test entails an assessment of qualitative factors to determine whether it is more likely than not that an impairment exists. If it is more likely than not that an impairment exists, then a quantitative impairment test is performed. Impairment exists when the carrying amount of a reporting unit exceeds its fair value. We complete our annual impairment test for goodwill using an assessment date of October 1. In 2019, we performed an analysis of our goodwill and as a result of our qualitative assessment no impairment was recorded. In 2018, goodwill was reviewed for impairment by comparing the carrying value of each of our reporting unit’s net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a discounted cash flow approach. We selected this valuation approach because we believe it, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for each of our reporting units. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital ("discount rates"), a terminal growth value and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value.

Contingent Liabilities . The Company establishes reserves for estimated loss contingencies when the Company believes a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in net income in the period in which different or additional facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon the Company’s assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from the Company’s assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign currency exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company from December 31, 2018.

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

The Company uses a sensitivity analysis model to measure the potential impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would have resulted in a decrease in revenues of approximately $13.8 million and a decrease in net income of approximately $3.2 million for 2019. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dril-Quip, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Slow Moving and Excess Inventory

As described in Notes 2 and 5 to the consolidated financial statements, management periodically performs obsolescence reviews on slow-moving and excess inventories and reserves are established based on current assessments about future demands and market conditions. Management determines the reserve percentages based on an analysis of stocking levels, historical sales levels and future sales forecasts anticipated for inventory items by product type. The Company’s consolidated inventories, net balance was $205.1 million as of December 31, 2019, which is net of an allowance for slow moving and excess inventory of $71.0 million.

The principal considerations for our determination that performing procedures relating to the allowance for slow moving and excess inventory is a critical audit matter are there was significant judgment by management when developing the reserve percentages, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s significant assumptions, including the assumption that the historical inventory movements are indicative of future sales.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s inventory reserve assessment. These procedures also included, among others, evaluating the reasonableness of the significant assumptions used by management in developing the reserve percentages by product type. Evaluating the reasonableness of the assumption that the historical inventory movements are indicative of future sales involved considering the consumption and use of inventory in previous periods, changes in market conditions, and current backlog levels and whether these were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2020

We have served as the Company’s auditor since 2014.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Revenues:
Products	$303,279	$265,052	$351,132
Services	72,018	72,414	61,945
Leasing	39,509	47,160	42,392
Total revenues	414,806	384,626	455,469
Cost and expenses:
Cost of sales:
Products	223,502	222,568	270,854
Services	36,550	37,196	32,733
Leasing	34,955	33,809	26,656
Total cost of sales	295,007	293,573	330,243
Selling, general and administrative	96,782	101,090	113,588
Engineering and product development	17,329	20,297	19,974
Impairment, restructuring and other charges	4,396	98,602	60,968
Gain on sale of assets	(1,511)	(6,198)	(168)
Total costs and expenses	412,003	507,364	524,605
Operating income (loss)	2,803	(122,738)	(69,136)
Interest income	7,940	8,040	3,564
Interest expense	(314)	(291)	(72)
Income (loss) before income taxes	10,429	(114,989)	(65,644)
Income tax provision (benefit)	8,709	(19,294)	34,995
Net income (loss)	$1,720	$(95,695)	$(100,639)
Income (loss) per common share:
Basic	$0.05	$(2.58)	$(2.69)
Diluted	$0.05	$(2.58)	$(2.69)
Weighted average common shares outstanding:
Basic	35,839	37,075	37,457
Diluted	36,152	37,075	37,457

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income (loss)	$1,720	$(95,695)	$(100,639)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,550	(18,823)	24,117
Total comprehensive income (loss)	$3,270	$(114,518)	$(76,522)

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$398,946	$418,100
Trade receivables, net	107,626	118,663
Unbilled receivables	140,534	83,502
Inventories, net	205,062	191,194
Prepaids and other current assets	28,321	41,522
Total current assets	880,489	852,981
Operating lease right of use assets	5,144	-
Property, plant and equipment, net	258,497	274,123
Deferred income taxes	8,936	7,995
Goodwill	7,947	7,714
Intangible assets	32,245	34,974
Other assets	13,307	14,723
Total assets	$1,206,565	$1,192,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,324	$26,693
Accrued income taxes	4,561	3,138
Contract liabilities	6,901	9,648
Accrued compensation	13,599	10,537
Operating lease liabilities	1,314	-
Other accrued liabilities	24,241	31,523
Total current liabilities	96,940	81,539
Deferred income taxes	4,150	2,466
Income tax payable	8,868	9,623
Operating lease liabilities, long-term	3,801	-
Other long-term liabilities	2,105	2,720
Total liabilities	115,864	96,348
Contingencies (Note 15)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value at December 31, 2019 and 2018, 35,859,540 and 36,264,001 issued and outstanding at December 31, 2019 and 2018	371	376
Additional paid-in capital	52,870	34,953
Retained earnings	1,181,023	1,205,946
Accumulated other comprehensive losses	(143,563)	(145,113)
Total stockholders' equity	1,090,701	1,096,162
Total liabilities and stockholders' equity	$1,206,565	$1,192,510

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Operating activities
Net income (loss)	$1,720	$(95,695)	$(100,639)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,020	35,312	40,974
Release of contingent consideration	(2,001)	-	-
Stock-based compensation expense	15,721	13,459	14,270
Impairment, restructuring and other non-cash charges	174	98,602	60,968
Gain on sale of equipment	(1,511)	(6,198)	(168)
Deferred income taxes	598	(4,091)	17,231
Changes in operating assets and liabilities:
Trade receivables, net	10,783	17,988	6,200
Unbilled receivables	(57,032)	(29,843)	19,912
Inventories, net	(14,054)	49,926	37,642
Prepaids and other assets	10,980	(15,084)	10,107
Accounts payable and accrued expenses	15,343	(18,755)	1,765
Other, net	(63)	(118)	(269)
Net cash provided by operating activities	14,678	45,503	107,993
Investing activities
Purchase of property, plant and equipment	(11,501)	(32,061)	(27,622)
Proceeds from sale of equipment	3,030	16,888	3,170
Acquisition of business, net of cash acquired	-	-	(20,440)
Net cash used in investing activities	(8,471)	(15,173)	(44,892)
Financing activities
Proceeds from exercise of stock options	2,181	1,616	560
ABL Credit Facility issuance costs	-	(815)	-
Repurchase of common shares	(26,570)	(100,000)	-
Other	(183)	-	-
Net cash provided by (used) in financing activities	(24,572)	(99,199)	560
Effect of exchange rate changes on cash activities	(789)	(6,211)	6,022
Increase (decrease) in cash and cash equivalents	(19,154)	(75,080)	69,683
Cash and cash equivalents at beginning of year	418,100	493,180	423,497
Cash and cash equivalents at end of year	$398,946	$418,100	$493,180

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(In thousands)
Balance at December 31, 2016	$375	$5,468	$1,500,988	$(150,407)	$1,356,424
Foreign currency translation adjustment	-	-	-	24,117	24,117
Net loss	-	-	(100,639)	-	(100,639)
Comprehensive loss	-	-	-	-	(76,522)
Options exercised and awards vested (208,163 shares)	-	560	-	-	560
Stock option expense	-	14,270	-	-	14,270
Other	(3)	(215)	(53)	-	(271)
Balance at December 31, 2017	372	20,083	1,400,296	(126,290)	1,294,461
Foreign currency translation adjustment	-	-	-	(18,823)	(18,823)
Net loss	-	-	(95,695)	-	(95,695)
Comprehensive loss	-	-	-		(114,518)
Repurchase of common stock (1,991,206 shares)	(20)	-	(99,980)	-	(100,000)
Options exercised and awards vested (261,055 shares)	25	1,591	-	-	1,616
Stock option expense	-	13,459	-	-	13,459
ASC 606 Implementation	-	-	1,683	-	1,683
Other	(1)	(180)	(358)	-	(539)
Balance at December 31, 2018	376	34,953	1,205,946	(145,113)	1,096,162
Foreign currency translation adjustment	-	-	-	1,550	1,550
Net income	-	-	1,720	-	1,720
Comprehensive loss	-	-		-	3,270
Repurchase of common stock (615,940 shares)	(6)	-	(26,564)	-	(26,570)
Options exercised and awards vested (478,246 shares)	-	2,181	-	-	2,181
Stock option expense	-	15,721	-	-	15,721
Other	1	15	(79)	-	(63)
Balance at December 31, 2019	$371	$52,870	$1,181,023	$(143,563)	$1,090,701

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

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Azerbaijan, Denmark, Norway and Holland; Dril-Quip Asia Pacific PTE Ltd., located in Singapore; and Dril-Quip do Brasil LTDA, located in Macae, Brazil. Other operating subsidiaries include TIW Corporation (TIW) and Honing, Inc., both located in Houston, Texas; DQ Holdings Pty. Ltd., located in Perth, Australia; Dril-Quip Cross (Ghana) Ltd., located in Takoradi, Ghana; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; Dril-Quip (Nigeria) Ltd., located in Port Harcourt, Nigeria; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip TIW Saudi Arabia Limited, located in Dammam, Kingdom of Saudi Arabia; Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China, with branches in Shenzhen and Beijing, China; Dril-Quip Qatar LLC, located in Doha, Qatar; Dril-Quip TIW Mexico S.A. de C.V., located in Villahermosa, Mexico; TIW de Venezuela S.A., located in Anaco, Venezuela and with a registered branch located in Shushufindi, Ecuador; TIW (UK) Limited, located in Aberdeen, Scotland; TIW Hungary LLC, located in Szolnok, Hungary; and TIW International LLC, with a registered branch located in Singapore. For a listing of all of Dril-Quip's subsidiaries, please see Exhibit 21.1 to this report.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform to the current year presentation on the consolidated statements of income (loss), consolidated balance sheets and the consolidated statements of cash flows.

Reclassifications.  As a result of our global business transformation, certain prior period amounts have been reclassified to conform to the current period presentation as it related to product engineering and quality assurance cost. We reclassified approximately $19.1 million of engineering cost from our engineering and product development cost and approximately $2.9 million of quality assurance cost from selling, general and administrative to product cost of sales during the twelve months ended December 31, 2018. We reclassified approximately $22.2 million of engineering cost from our engineering and product development cost and approximately $2.7 million of quality assurance cost from selling, general and administrative to product cost of sales during the twelve months ended December 31, 2017. These reclassifications did not have an impact on our Condensed Consolidated Statements of Income (Loss), Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition and slow moving and excess inventories.

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

Trade Receivables

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience combined with a specific review of each customer’s outstanding trade receivable balance. The allowance estimate includes expected recoveries of amounts previously written off and expected to be written off in the valuation account. Management believes that the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance.

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

   Inventory Reserves

Periodically, obsolescence reviews are performed on slow moving and excess inventories and reserves are established based on current assessments about future demands and market conditions. The Company determines the reserve percentages based on an analysis of stocking levels, historical sales levels and future sales forecasts anticipated for inventory items by product type. The inventory values have been reduced by a reserve for slow moving and excess inventories of $71.0 million and $108.6 million as of December 31, 2019 and 2018, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives. We capitalize costs incurred to enhance, improve and extend the useful lives of our property and equipment and expense costs incurred to repair and maintain the existing condition of our assets.

   Goodwill and intangible assets

For goodwill and intangible assets, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. Goodwill is not amortized but rather tested for impairment annually on October 1 or when events occur or circumstances change that would trigger such a review. The impairment test entails an assessment of qualitative factors to determine whether it is more likely than not that an impairment exists. If it is more likely than not that an impairment exists, then a quantitative impairment test is performed. Impairment exists when the carrying amount of a reporting unit exceeds its fair value. We complete our annual impairment test for goodwill and other intangibles using an assessment date of October 1. In 2019, we performed an analysis of our goodwill and as a result of our qualitative assessment no impairment was recorded. Goodwill is reviewed for impairment by comparing the carrying value of each of our reporting unit’s net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a discounted cash flow approach. We selected this valuation approach because we believe it, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for each of our reporting units. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital ("discount rates"), a terminal growth value and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value.

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

Restructuring costs and other charges

As a result of unfavorable market conditions, combined with the impact of decreased capital expenditure budgets within the industry driven by sustained low oil prices, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities in the second quarter of 2018. During 2019, we incurred approximately $4.4 million of expenses primarily associated with professional fees related to our strategic restructuring and approximately $1.1 million in severance payout to our former Chief Operating Officer, pursuant to a separation agreement entered into with him during the first quarter of 2019. We incurred restructuring and other charges associated with the cost reduction plan of $60.0 million during the year ended December 31, 2018. There were no costs incurred for employee termination benefits during the year ended December 31, 2019 and approximately $7.3 million of costs related to employee termination benefits were incurred during the year ended December 31, 2018. Additionally, in 2018, we incurred non-cash inventory and long-lived asset write-downs of approximately $32.1 million and $14.9 million, respectively, as a result of expected changes in our business structure and where specific products are manufactured. In 2018, there were other charges incurred of approximately $5.7 million related to professional fees for consulting services for the strategic planning and implementation efforts. These charges are reflected as "Impairment, restructuring and other charges" in our consolidated statement of operations. We did not incur restructuring charges during the year ended December 31, 2017.

For the year ended December 31, 2018, we recorded an impairment charge of $38.6 million for the fourth quarter of 2018 as a result of our updated assessment of current market conditions and restructuring efforts. For further information, see Note 8, “Goodwill.”

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

Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in trade receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2019 and 2018, unbilled receivables included $83.2 million and $57.0 million of unbilled receivables related to products accounted for using over time method of accounting, respectively. For the year ended December 31, 2019, there were 36 projects representing approximately 20.5% of the Company’s total revenues and approximately 28.0% of its product revenues, and 22 projects during 2018 representing approximately 16.0% of the Company’s total revenues and approximately 23.0% of its product revenues, which were accounted for using over time method of accounting.

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

Lease revenues

The Company earns lease revenues from the rental of running tools. Rental revenues are recognized within leasing revenues on a over the lease term.

Practical Expedients

As permitted under Accounting Standards Update (ASU) 2016-02 “Leases (Topic 842),” we elected the package of practical expedients permitted under the transition guidance which, among other things, allows companies to carry forward their historical lease classification.

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates except for revenues and expenses, which are translated at average monthly rates. Translation adjustments are reflected as a separate component of stockholders’ equity and have no effect on current earnings or cash flows.

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. The Company had, net of income taxes, a transaction gain of $1.3 million in 2019, a transaction gain of $0.8 million in 2018 and a transaction loss of $12.7 million in 2017. These amounts are included in selling, general and administrative costs in the Consolidated Statements of Income on a pre-tax basis.

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

3. New Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12 “Income Taxes (Topic 740).” Topic 740 is effective for fiscal years and interim periods beginning after December 15, 2020. This update simplifies the accounting for income taxes by removing certain exceptions such as the exception to the incremental approach for intraperiod tax allocation, the exception to the requirement to recognize a deferred tax liability for equity method investments, the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary and the exception to the general methodology for calculating income taxes in an interim period. We are currently in the process of assessing the impact of this guidance on our financial position, results of operations or cash flows.

In November 2019, the FASB issued Accounting Standards Update (ASU) 2019-10 “Financial Instruments – Credit Losses (Topic 326).” Topic 326 is effective for fiscal years and interim periods beginning after December 15, 2019. This update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test (Accounting Standards Update No. 2017-.04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. These amendments align the mandatory effective dates for goodwill with those for Credit Losses. The adoption of ASU 2019-10 did not have a material impact on our financial position, results of operations or cash flows.

In April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Financial Instruments – Credit Losses (Topic 326).” The new standard clarifies certain aspects of accounting for credit losses, hedging activities and financial instruments (addressed by ASUs 2016-13, 2017-12, and 2016-01, respectively). The standard is effective for fiscal periods beginning after December 15, 2019, including interim periods within those fiscal years. We early adopted as of October 1, 2019, and the result of adoption did not have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (right of use) and lease obligations (lease liability) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for fiscal periods beginning after December 15, 2018, including interim periods within those fiscal years. Please see Note 10, “Leases and Lease Commitments,” for a discussion of the impact related to the adoption of this standard

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” On January 1, 2018, we adopted the new accounting standard ASC 606 and all the related amendments (the "new revenue standard”) for contracts that are not completed at the date of initial application using the modified retrospective method.

We recognized the cumulative effect of the initial application of the new revenue standard as an increase to the opening balance of retained earnings at January 1, 2018 for $1.7 million . Therefore, the comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

4. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Twelve Months Ended
	December 31, 2019
	Western Hemisphere	Eastern Hemisphere	Asia- Pacific	Total
	(In thousands)
Product Revenues	$162,067	$86,057	$55,155	$303,279
Service Revenues	42,694	18,509	10,815	72,018
Total	$204,761	$104,566	$65,970	$375,297

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2018	$83,188
Additions	88,144
Transfers to Accounts Receivable	(35,000)
Contract Assets at December 31, 2019	$136,332

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2018	$9,648
Additions	109,249
Revenue Recognized	(111,996)
Contract Liabilities at December 31, 2019	$6,901

Contract asset receivables were $136.3 million and $83.2 million for the years ended December 31, 2019 and 2018, respectively. Contract assets include unbilled accounts receivable associated with contracts accounted for under the over time accounting method which were approximately $83.2 million and $57.0 million at December 31, 2019 and 2018, respectively. Unbilled contract assets are transferred to the trade receivables, net, when the rights become unconditional. The contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of December 31, 2019.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $111.1 million as of December 31, 2019. The Company expects to recognize revenue on approximately 65.8% of the remaining performance obligations over the next 12 months and the remaining 34.2% thereafter.

The Company applies the practical expedient available under the new revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

5. Inventories, net

Inventories consist of the following:

	December 31,
	2019	2018
	(In thousands)
Raw materials and supplies	$46,282	$55,878
Work in progress	54,171	51,251
Finished goods	175,629	192,632
	276,082	299,761
Less: allowance for slow moving and excess inventory	(71,020)	(108,567)
Total inventory	$205,062	$191,194

6. Property, Plant and Equipment, net

Property, plant and equipment consists of:

	Estimated Useful	December 31,
	Lives	2019	2018
		(In thousands)
Land improvements	10-25 years	$7,790	$7,774
Buildings	15-40 years	213,705	212,501
Machinery, equipment and other	3-10 years	382,837	375,240
		604,332	595,515
Less accumulated depreciation		(371,365)	(349,701)
		232,967	245,814
Land		12,550	12,524
Construction work in process		12,980	15,785
Total property, plant and equipment		$258,497	$274,123

Depreciation expense totaled $31.0 million, $32.8 million and $38.6 million for 2019, 2018 and 2017, respectively.

7. Impairment, Restructuring and Other Charges

Restructuring Charges

During 2019, we incurred approximately $4.4 million of expenses primarily associated with professional fees related to our strategic restructuring and approximately $1.1 million in severance payout to our former Chief Operating Officer, pursuant to a separation agreement entered into with him during the first quarter of 2019.

As a result of unfavorable market conditions, including lower commodity prices, the decline in expected offshore rig counts, decreases in our customers’ capital budgets and potential delays associated with certain of our long term projects, as well as the decline in our stock price in December 2018 which resulted in our market capitalization decreasing to below the carrying value of our assets, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities in the second quarter of 2018. In conjunction with the strategic review, the Company adjusted its forecast for recovery to reflect a more delayed recovery in the offshore industry, with pre-downturn demand not returning until after 2025. We incurred restructuring and other charges associated with the cost reduction plan of $60.0 million during the year ended December 31, 2018. Costs incurred for employee termination benefits during the year ended December 31, 2018 were $7.3 million. Additionally, we incurred non-cash inventory and long-lived asset write-downs of approximately $32.1 million and $14.9 million, respectively, as a result of changes in our business structure and where specific products are manufactured. Remaining costs incurred of approximately $5.7 million related to professional fees for consulting services for the strategic planning and implementation efforts. These charges are reflected as "Impairment, restructuring and other charges" in our consolidated statement of operations. We did not incur restructuring charges during the year ended December 31, 2017.

2019 Impairment Charge

There were no impairment of goodwill, inventory or long-lived assets during the year ended December 31, 2019.

2018 Impairment Charge

For the year ended December 31, 2018, we recorded an impairment charge of $38.6 million for the fourth quarter of 2018 as a result of our updated assessment of current market conditions and restructuring efforts. For further information, see Note 8, “Goodwill.”

2017 Impairment of Inventory and Long-lived Assets

In connection with our preparation and review of financial statements for the year ended December 31, 2017, after considering current Brent crude (Brent) consensus forecasts and expected rig counts for the foreseeable future, we determined the carrying amount of certain of our long-lived assets in the Western Hemisphere exceeded the fair values of such assets due to projected declines in asset utilization and that the cost of some of our worldwide inventory exceeded its market value. As a result, we recorded corresponding impairments and other charges. Primarily as a result of the factors described above, we recorded charges of approximately $33.6 million related to inventory and $27.4 million related to fixed assets.

8. Goodwill

We recorded an impairment charge of $38.6 million for the fourth quarter of 2018, as discussed below. There was no impairment of goodwill during the twelve months ended December 31, 2019. The changes in the carrying amount of goodwill by reporting unit during the years ended December 31, 2019 and 2018 were as follows:

	Carrying Value January 1, 2019	Foreign Currency Translation	Impairments	Carrying Value December 31, 2019
	(In thousands)
Western Hemisphere	$-	$-	$-	$-
Eastern Hemisphere	7,714	233	-	7,947
Asia Pacific	-	-	-	-
Total	$7,714	$233	$-	$7,947

	Carrying Value January 1, 2018	Foreign Currency Translation	Impairments	Carrying Value December 31, 2018
	(In thousands)
Western Hemisphere	$39,158	$(599)	$(38,559)	$-
Eastern Hemisphere	8,466	(752)	-	7,714
Asia Pacific	-	-	-	-
Total	$47,624	$(1,351)	$(38,559)	$7,714

At October 1, 2019, the Company performed its annual impairment test on each of its reporting units. The impairment test entailed an assessment of qualitative factors to determine whether it is more likely than not that an impairment exists. As a result of our assessment no goodwill impairment losses were recorded for the year ended December 31, 2019.

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

In December 2018, the overall offshore market conditions declined. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential delays associated with certain of our long term projects. Further, in December 2018 due to the decline in our stock price, our market capitalization dropped below the carrying value of our assets. An interim goodwill impairment analysis was performed for the year ended December 31, 2018. Based on this analysis, we recorded an impairment loss of $38.6 million for our Western Hemisphere reporting unit for the year ended December 31, 2018. Following this impairment charge, the Western Hemisphere reporting unit has no remaining goodwill balance. The remaining goodwill balance is associated with our Eastern Hemisphere reporting unit. Based on our interim goodwill impairment analysis the fair value of the Eastern Hemisphere reporting unit exceeds its carry value by 71% . Further declines in the overall offshore market, commodity prices, or sustained lower valuation for the Company’s common stock could indicate a reduction in the estimate of the Eastern Hemisphere’s reporting unit fair value which, in turn, could lead to additional impairment charges associated with goodwill. No goodwill impairment losses were recorded for the year ended December 31, 2017.

9. Intangible Assets

Intangible assets, the majority of which were acquired in the acquisition of TIW and OPT, consist of the following:

	Estimated Useful Lives	2019
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
	(In thousands)
Trademarks	15 years	$8,159	$(512)	$47	$7,694
Patents	15 - 30 years	5,945	(2,529)	-	3,416
Customer relationships	5 - 15 years	25,787	(4,954)	122	20,955
Non-compete agreements	3 years	171	(170)	-	1
Organizational Costs	indefinite	172	-	7	179
		$40,234	$(8,165)	$176	$32,245

	Estimated Useful Lives	2018
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	indefinite	$8,236	$-	$(72)	$8,164
Patents	15 - 30 years	6,026	(1,925)	(11)	4,090
Customer relationships	5 - 15 years	25,703	(2,953)	(260)	22,490
Non-compete agreements	3 years	171	(113)	-	58
Organizational costs	indefinite	172	-	-	172
		$40,308	$(4,991)	$(343)	$34,974

In December 2018, the overall offshore market conditions declined. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential delays associated with certain of our long term projects. As a result, we determined that the trademark asset is no longer indefinite lived and determined a 15 -year useful life to be appropriate based on our current market forecast.

Amortization expense was $2.9 million for each of the years 2019, 2018 and 2017. Based on the carrying value of intangible assets at December 31, 2019, amortization expense for the subsequent five years is estimated to be as follows: 2020 — $3.0 million; 2021 — $2.9 million; 2022 — $2.9 million ; and 2023 — $2.8 million; 2024 — $2.6 million.

10. Leases and Lease Commitments

Effective January 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842),” and elected the package of practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. The impact of the adoption of ASC 842, as of January 1, 2019, was approximately $5.5 million to our assets, approximately $1.6 million to our current liability and approximately $3.9 million to our long-term liability.

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

We lease facilities related to sales and service, manufacturing, reconditioning, certain office spaces, apartments and warehouse, all of which we classify as operating leases. In addition, we also lease certain office equipment and vehicles, which we classify as financing leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; short-term lease expense for the twelve months ended December 31, 2019 was approximately $2.1 million.

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

		December 31, 2019
	Classification	(In thousands)
Assets
Operating	Operating lease right of use assets	$5,144
Finance	Other assets	437
Total lease assets		$5,581

Liabilities
Current
Operating	Operating lease liabilities	$1,314
Finance	Other accrued liabilities	228

Noncurrent
Operating	Operating lease liabilities, long-term	3,801
Finance	Other long-term liabilities	224
Total lease liabilities		$5,567

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is based on our rate for the ABL Credit Facility (as defined herein).

Our lease cost for the twelve months ended December 31, 2019 is as follows:

		Twelve Months Ended
		December 31, 2019
		(In thousands)
	Classification
Operating lease cost	Selling, general and administrative	$1,713
Short-term lease costs	Selling, general and administrative	2,104
Amortization of leased assets	Selling, general and administrative	361
Interest on lease liabilities	Net interest expense	25
Total lease cost		$4,203

The Company leases certain offices, shop and warehouse facilities, automobiles and equipment. Total lease expense incurred was $3.8 million, $5.4 million, $6.0 million in 2019, 2018 and 2017, respectively. Under the current lease guidance, ASC 842, the future annual minimum lease commitments at December 31, 2019 are as follows: 2020 — $1.7 million; 2021 — $0.9 million; 2022 — $0.5 million; 2023 — $0.4 million; 2024 — $0.3 million; and thereafter— $3.5 million. The five year and beyond maturity of our lease obligations is presented below:

	Twelve months ended
	December 31, 2019
	Operating	Finance
	Leases	Leases	Total
	(In thousands)
2020	$1,486	$244	$1,730
2021	711	142	853
2022	461	53	514
2023	361	25	386
2024	329	20	349
After 2024	3,513	-	3,513
Total lease payments	6,861	484	7,345
Less: interest	1,797	31	1,828
Present value of lease liabilities	$5,064	$453	$5,517

     Under the previous lease guidance, ASC 840, the future annual minimum lease commitments at December 31, 2018 were as follows: 2019 - $2.0 million; 2020 - $1.5 million; 2021 - $0.8 million; 2022 - $0.5 million; 2023 - $0.4 million; and thereafter - $4.2 million.

The lease term and discount rate for our operating and finance leases is as follows:

December 31, 2019
Weighted average remaining lease term (years)
Operating leases	12.6
Finance leases	2.5

Weighted average discount rate
Operating leases	4.8%
Finance leases	4.3%

We had no material non-cash financing leases entered into during the twelve months ended December 31, 2019.

Other information pertaining to our lease obligations is as follows:

December 31, 2019
(In thousands)
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,737
Operating cash flows from finance leases	28
Financing cash flows from finance leases	183

11. Income Taxes

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Domestic	$(51,041)	$(120,784)	$(84,278)
Foreign	61,470	5,795	18,634
Total	$10,429	$(114,989)	$(65,644)

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current:
Federal	$(569)	$(24,366)	$20,435
Foreign	8,513	9,163	(2,671)
Total current	7,944	(15,203)	17,764
Deferred:
Federal	-	-	20,592
Foreign	765	(4,091)	(3,361)
Total deferred	765	(4,091)	17,231
Total	$8,709	$(19,294)	$34,995

The difference between the effective income tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	Year Ended December 31,
	2019	2018	2017
Federal income tax statutory rate	21.00%	21.00%	35.00%
Foreign income tax rate differential	16.20	(0.94)	2.41
Foreign development tax incentive	(0.91)	0.24	1.78
Nondeductible goodwill impairment	-	(5.21)	-
Exempt income	(24.02)	2.32	-
Foreign taxes and inclusions (net of FTC)	21.00	(1.83)	-
Transition tax (net of FTC)	-	5.80	(28.62)
Nondeductible expenses	15.51	(1.03)	(1.75)
Foreign intellectual property tax benefit	-	-	16.06
Manufacturing benefit	-	(1.18)	-
Change in valuation allowance	24.96	(1.99)	(35.61)
Changes to PY Accruals	6.28	(1.17)	(4.01)
Deferred tax rate change	(0.36)	0.66	(20.66)
Change in Uncertain tax positions	4.31	(0.78)	(25.59)
Interest on net equity	-	1.02	3.15
General business credits	(11.14)	0.59	1.39
Branch income	9.64	(0.66)	-
Other	1.03	(0.06)	3.14
Effective tax rate	83.50%	16.78%	(53.31)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	As of December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Foreign tax credit carryforward	$4,817	$2,918
Inventory	17,777	28,181
Net operating losses	18,991	4,899
Allowance for doubtful accounts	358	1,729
Reserve for accrued liabilities	2,732	3,357
Stock options	2,782	3,908
Unrealized gain/loss	1,862	-
Other	867	1,003
Total deferred tax assets	50,186	45,995
Valuation allowance	(34,464)	(31,833)
Deferred tax liabilities:
Property, plant and equipment	(5,757)	(6,601)
Goodwill & Intangibles	(2,092)	(881)
Deferred revenue	(1,830)	-
Other	(1,257)	(1,151)
Total deferred tax liability	(10,936)	(8,633)
Net deferred tax asset	$4,786	$5,529

Tax operating loss carryforwards totaled $88.9 million at December 31, 2019. These operating losses will expire as shown in the table below.

Tax operating losses	Expiration
(in thousands)
$3,633	2020-2025
1,658	2026-2032
1,985	2033-2038
81,591	Indefinite
$88,867

In assessing the realizability of our deferred tax assets, the Company has assessed whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, the Company considered taxable income in prior years, if carryback is permitted, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company has a three-year cumulative loss at December 31, 2019 in the United States and certain foreign jurisdictions and has recorded a valuation allowance at December 31, 2019 of $34.5 million against deferred tax assets in those jurisdictions.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (US Tax Reform). US Tax Reform eliminated the deferral of U.S. income tax on the historical unrepatriated earnings by imposing a transition tax, which is a one-time mandatory deemed repatriation tax on undistributed earnings. Certain undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for income taxes has been provided thereon. The estimate of undistributed earnings of the Company’s foreign subsidiaries amounted to $535 million as of December 31, 2019. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both income taxes and withholding taxes payable. Determination of the amount of the potential tax liability on repatriation is not practicable at this time because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

US Tax Reform subjects a US shareholder to tax on Global Intangible Low-Taxed Income (GILTI). We have elected to account for GILTI in the year that the tax is incurred as a period expense.

The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had an uncertain tax position of $18.7 million at December 31, 2019 due to uncertainty in tax positions taken in the U.S. and certain foreign tax jurisdictions. The tax years which remain subject to examination by major tax jurisdictions are the years ended December 31, 2012 through December 31, 2019.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	2019	2018	2017
	(In thousands)
Balance at beginning of year	$18,648	$18,323	$5,151
Additions for tax positions related to the current year	-	-	16,800
Additions for tax positions related to the prior year	17	325	-
Settlements with tax authorities	-	-	(3,628)
Balance at end of year	$18,665	$18,648	$18,323

The amounts above exclude accrued interest and penalties of $1.6 million, $1.1 million and $0.6 million at December 31, 2019, 2018 and 2017 respectively. The Company classifies interest and penalties relating to uncertain tax positions within Tax expense(benefit) in the Consolidated Statement of Income (Loss).

It is reasonably possible that the Company's existing liabilities for unrecognized tax benefits may increase or decrease in the year ending December 31, 2019, primarily due to the progression of any audits and the expiration of statutes of limitation. However, the Company cannot reasonably estimate a range of potential changes in its existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of any possible audits. As of December 31, 2019, if recognized, $7.3 million of the Company's unrecognized tax benefits would favorably impact the effective tax rate.

The Company received a net income tax refund of $10.9 million in 2019 and paid $3.8 million and $8.4 million in income taxes in 2018 and 2017, respectively.

12. Other Accrued Liabilities

Current other accrued liabilities consist of the following:

	December 31,
	2019	2018
	(In thousands)
Accrued vendor costs	$10,289	$3,495
Property, sales and other taxes	7,243	7,898
Commissions payable	2,426	5,248
Payroll taxes	2,159	6,227
Accrued warranties	-	1,868
Severance	-	5,498
Other	2,124	1,289
Total	$24,241	$31,523

13. Employee Benefit Plans

The Company sponsors a defined-contribution (cash balance) 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense under these plans was $4.1 million, $4.1 million and $4.3 million in 2019, 2018 and 2017, respectively.

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

The ABL Credit Facility contains various covenants and restrictive provisions that limit the Company’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The ABL Credit Facility also requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0, based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to the Company’s other indebtedness. The Company is in compliance with the related covenants as of December 31, 2019.

As of December 31, 2019, the availability under the ABL Credit Facility was $33.4 million, after taking into account the outstanding letters of credit of approximately $0.4 million issued under the facility.

15. Contingencies

Brazilian Tax Issue

From 2002 to 2007, the Company’s Brazilian subsidiary imported goods through the State of Espirito Santo in Brazil. Upon the final sale of these goods, the Company’s Brazilian subsidiary collected taxes from customers and remitted them to the State of Rio de Janeiro net of the taxes paid on importation of those goods to the State of Espirito Santo in accordance with the Company’s understanding of Brazilian tax laws.

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

16. Geographic Segments

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Western Hemisphere
Revenues
Products
Point in Time	$108,006	$135,687	$215,907
Over Time	54,061	34,595	1,178
Total Products	162,067	170,282	217,085
Services
Technical Advisory	31,962	29,973	28,053
Reconditioning	10,733	10,985	8,846
Total Services (excluding Leasing)	42,695	40,958	36,899
Leasing	22,202	25,302	28,151
Total Services (including Leasing)	64,897	66,260	65,050
Intercompany	12,856	13,343	27,554
Total	$239,820	$249,885	$309,689
Depreciation and amortization	$21,737	$23,314	$30,441
Income (loss) before taxes	$19,882	$(29,823)	$(18,099)
Eastern Hemisphere
Revenues
Products
Point in Time	$65,416	$49,216	$43,260
Over Time	20,641	22,503	26,404
Total Products	86,057	71,719	69,664
Services
Technical Advisory	15,100	16,499	15,313
Reconditioning	3,409	3,188	1,958
Total Services (excluding Leasing)	18,509	19,687	17,271
Leasing	12,351	13,639	10,776
Total Services (including Leasing)	30,860	33,326	28,047
Intercompany	1,267	2,010	772
Total	$118,184	$107,055	$98,483
Depreciation and amortization	$4,163	$4,578	$4,096
Income before taxes	$28,045	$20,495	$1,379

	Year Ended December 31,
Asia Pacific Hemisphere	2019	2018	2017
	(In thousands)
Revenues
Products
Point in Time	$44,908	$19,569	$34,951
Over Time	10,247	3,482	29,432
Total Products	55,155	23,051	64,383
Services
Technical Advisory	9,369	10,143	7,559
Reconditioning	1,445	1,626	216
Total Services (excluding Leasing)	10,814	11,769	7,775
Leasing	4,956	8,219	3,465
Total Services (including Leasing)	15,770	19,988	11,240
Intercompany	5,792	2,058	781
Total	$76,717	$45,097	$76,404
Depreciation and amortization	$5,038	$4,785	$4,063
Income (loss) before taxes	$27,302	$(3,123)	$4,928
Corporate
Depreciation and amortization	$3,082	$2,635	$2,374
Loss before taxes	$(64,800)	$(102,538)	$(53,852)
Consolidated
Revenues
Products
Point in Time	$218,330	$204,472	$294,118
Over Time	84,949	60,580	57,014
Total Products	303,279	265,052	351,132
Services
Technical Advisory	56,431	56,615	50,925
Reconditioning	15,587	15,799	11,020
Total Services (excluding Leasing)	72,018	72,414	61,945
Leasing	39,509	47,160	42,392
Total Services (including Leasing)	111,527	119,574	104,337
Intercompany	19,915	17,411	29,107
Eliminations	(19,915)	(17,411)	(29,107)
Total	$414,806	$384,626	$455,469
Depreciation and amortization	$34,020	$35,312	$40,974
Income (loss) before taxes	$10,429	$(114,989)	$(65,644)

	December 31,
	2019	2018
	(In thousands)
Total long-lived assets:
Western Hemisphere	$379,776	$412,624
Eastern Hemisphere	246,854	256,899
Asia Pacific	71,384	65,944
Eliminations	(371,938)	(395,938)
Total	$326,076	$339,529

Total assets:
Western Hemisphere	$732,716	$708,723
Eastern Hemisphere	818,803	788,171
Asia Pacific	181,188	154,298
Eliminations	(526,142)	(458,682)
Total	$1,206,565	$1,192,510

In 2019, BP and its affiliated companies accounted for approximately 10% of the Company’s total revenues. In 2018, BP and its affiliated companies accounted for approximately 13% of the Company’s total revenues. In 2017, Chevron and its affiliated companies accounted for approximately 14% of the Company’s total revenues. No other customer accounted for more than 10% of the Company’s total revenues in 2019, 2018 or 2017.

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

17. Stock Repurchase Plan

On February 26, 2019, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. During the year ended December 31, 2019, the Company purchased 615,940 shares at an average price of $43.12 under the share repurchase plan for approximately $26.6 million. Refer to Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion.

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

18. Stock-Based Compensation and Stock Awards

On May 13, 2004, the Company’s stockholders approved the 2004 Incentive Plan of Dril-Quip, Inc. (as amended in 2012 and approved by the Company’s stockholders on May 10, 2012, the “2004 Plan”), which reserved up to 2,696,294 shares of common stock for awards under the 2004 Plan. Persons eligible for awards under the 2004 Plan are employees holding positions of responsibility with the Company or any of its subsidiaries and members of the Board of Directors.

On May 12, 2017, the Company’s stockholders approved the 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (the “2017 Plan”), which reserved up to 1,500,000 shares of common stock to be used for awards under the 2017 Plan. Persons eligible for awards under the 2017 Plan are employees of the Company or any of its subsidiaries and members of the Board of Directors.

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

Option activity for the year ended December 31, 2019 was as follows:

	Number of Options	Weighted Average Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	224,087	$63.57
Exercised	(47,712)	48.77
Forfeited	(44,000)	66.74
Outstanding at December 31, 2019	132,375	$67.85	-	1.4

Exercisable at year-end	132,375	$67.85	-	1.4

The total intrinsic value of stock options exercised in 2019, 2018 and 2017 was $0.2 million, $0.7 million and $0.4 million, respectively. The income tax benefit realized from stock options exercised was $38,342, $157,442 and $153,759 for the years ended December 31, 2019, 2018 and 2017, respectively. There were 184,692 anti-dilutive stock option shares on December 31, 2019.

Stock-based compensation is recognized as selling, general and administrative expense in the accompanying Consolidated Statements of Income. For the years ended December 31, 2019, 2018 and 2017, there was no stock-based compensation expense for stock option awards and no stock-based compensation expense was capitalized during 2019, 2018 and 2017.

Options granted to employees vest over four years and the Company recognizes compensation expense on a straight-line basis over the vesting period of the options. At December 31, 2019, there was no unrecognized compensation expense related to non-vested stock options as all outstanding options were fully vested.

Restricted Stock Awards

On October 28, 2019 and 2018, pursuant to the 2017 Plan and the 2004 Plan, the Company awarded officers, directors and key employees restricted stock awards (RSAs), which is an award of common stock subject to time vesting. The awards issued under both the 2017 Plan and the 2004 Plan are restricted as to transference, sale and other disposition. These RSAs vest ratably over a three -year period. The RSAs may also vest in the event of a change of control. Upon termination, whether voluntary or involuntary, the RSAs that have not vested will be returned to the Company resulting in stock forfeitures. The fair market value of the stock on the date of grant is amortized and charged to selling, general and administrative expense over the stipulated time period over which the RSAs vest on a straight-line basis, net of estimated forfeitures.

The Company’s RSA activity and related information is presented below:

	Restricted Stock	Weighted- average Grant Date Fair Value
Unvested at December 31, 2018	403,179	$43.18
Granted	186,730	44.35
Vested	(218,180)	44.22
Forfeited	(23,039)	43.08
Nonvested at December 31, 2019	348,690	$43.16

RSA compensation expense for the years ended December 31, 2019, 2018 and 2017 totaled $8.6 million, $8.8 million and $8.4 million, respectively. For 2019, 2018 and 2017, the income tax benefit recognized in net income for RSAs was $2.0 million, $1.5 million and $1.9 million , respectively. As of December 31, 2019, there was $7.4 million of total unrecognized compensation cost related to nonvested RSAs, which is expected to be recognized over a weighted average period of 2.9 years. There were 45,857 anti-dilutive restricted shares on December 31, 2019.

Performance Unit Awards

On October 28, 2019 and 2018, pursuant to the 2017 Plan and the 2004 Plan, the Company awarded performance unit awards (Performance Units) to officers and key employees. The Performance Units were valued on a per unit basis based on a Monte Carlo simulation at $48.47 for the 2019 grants, $54.62 for the 2018 grants, and $54.64 for the 2017 grants, approximately 108.9%, 126.8% and 131.7% , respectively, of the grant date share price. Under the terms of the Performance Units, participants may earn from 0% to 200% of their target award based upon the Company’s relative total share return (TSR) in comparison to the 15 component companies of the Philadelphia Oil Service Index.

The TSR is calculated over a three -year period from October 1, 2019 and 2018 to September 30, 2022 and 2021, respectively, and assumes reinvestment of dividends for companies within the index that pay dividends, which Dril-Quip does not.

Assumptions used in the Monte Carlo simulation are as follows:

	2019	2018
Grant date	October 28, 2019	October 28, 2018
Performance period	October 1, 2019 to September 30, 2022	October 1, 2018 to September 30, 2021
Volatility	38.8%	32.6%
Risk-free interest rate	1.7%	2.9%
Grant date price	$44.53	$43.09

The Company’s Performance Unit activity and related information is presented below:

	Number of Performance Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance at December 31, 2018	288,093	$54.22
Granted	183,471	48.47
Vested	(203,014)	53.46
Nonvested balance at December 31, 2019	268,550	$52.81

Performance Unit compensation expense was $9.6 million, $4.2 million and $5.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The income tax benefit recognized in net income for Performance Units was $1.9 million, $0.4 million and $0.8 million, for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $8.3 million of total unrecognized compensation expense related to nonvested Performance Units which is expected to be recognized over a weighted average period of 2.1 years. There were 14,596 anti-dilutive Performance Units at December 31, 2019.

Director Stock Compensation Awards

In June 2014, the Board of Directors authorized a stock compensation program for the directors pursuant to the 2004 Plan. This program continues under the 2017 Plan. Under this program, the Directors may elect to receive all or a portion of their fees in the form of restricted stock awards (DSAs) in an amount equal to 125% of the fees in lieu of cash. The awards are made quarterly on the first business day after the end of each calendar quarter and vest on January 1 of the second year after the grant date.

The Company's DSA activity for the year ended December 31, 2019 is presented below:

	DSA Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2018	18,879	$49.93
Granted	26,781	43.29
Vested	(9,340)	51.58
Nonvested balance at December 31, 2019	36,320	$44.61

Director stock compensation awards expense for 2019 was $782,125 as compared to $460,884 for 2018 and $462,968 for 2017. For 2019, 2018, and 2017, the income tax benefit recognized in net income for DSAs was $58,901, $81,879, and $115,002, respectively. There was $885,558 of unrecognized compensation expense related to nonvested DSAs, which is expected to be recognized over a weighted average period of one year. There were 6,514 anti-dilutive DSA shares on December 31, 2019.

Equity Compensation Plan Information

The following table summarizes information for equity compensation plans in effect as of December 31, 2019 :

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plan
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	400,925	$67.85	597,780
Equity compensation plans not approved by stockholders	-	-	-
Total	400,925	$67.85	597,780

(1)

Excludes 385,010 shares of unvested RSAs and DSAs, which were granted pursuant to the 2017 Plan and the 2004 Plan. Includes 268,550 unvested Performance Units shown at 100% level of performance achievement.

(2)	The weighted average exercise price does not take into account 268,550 unvested Performance Units, which do not have an exercise price.

19. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation.

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Net income (loss)	$1,720	$(95,695)	$(100,639)
Weighted average basic common shares outstanding	35,839	37,075	37,457
Effect of dilutive securities - stock options and awards	313	-	-
Total shares and dilutive securities	36,152	37,075	37,457
Basic income (loss) per common share	$0.05	$(2.58)	$(2.69)
Diluted income (loss) per common share	$0.05	$(2.58)	$(2.69)

For the years ended December 31, 2019, 2018 and 2017, the Company has excluded the following common stock options and awards because their impact on the loss per share is anti-dilutive (in thousands on a weighted average basis):

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Director stock awards	6	9	8
Stock options	185	6	21
Performance share units	15	169	160
Restricted stock awards	46	240	186

20. Quarterly Results of Operations (Unaudited):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
	Unaudited
2019
Revenues	$94,317	$103,808	$108,227	$108,454
Cost of sales	69,376	73,867	76,023	75,741
Gross profit	24,941	29,941	32,204	32,713
Operating income (loss)	(5,603)	2,120	222	6,064
Net income (loss)	(6,051)	1,681	(1,310)	7,400
Earnings (loss) per share:
Basic (1)	$(0.17)	$0.05	$(0.04)	$0.21
Diluted (1)	$(0.17)	$0.05	$(0.04)	$0.21
2018
Revenues	$99,173	$94,861	$93,257	$97,335
Cost of sales	73,485	75,537	71,113	73,438
Gross profit	25,688	19,324	22,144	23,897
Operating loss	(6,277)	(3,748)	(14,084)	(98,629)
Net loss	(7,383)	(3,042)	(10,358)	(74,912)
Loss per share:
Basic (1)	$(0.20)	$(0.08)	$(0.28)	$(2.02)
Diluted (1)	$(0.20)	$(0.08)	$(0.28)	$(2.02)

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

21. Subsequent Events

None.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 48 of this Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2020 Proxy Statement”) for its annual meeting of stockholders to be held on May 14, 2020, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.        Executive Compensation

The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2020 Proxy Statement, which sections are incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2020 Proxy Statement, which sections are incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2020 Proxy Statement, which section is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Registered Public Accounting Firm—Fees Paid to PwC” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2020 Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

All financial statements of the registrant are set forth under Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charges to costs and expenses	Recoveries and write offs	Balance at end of period
	(In thousands)
Allowance for doubtful trade receivables
December 31, 2019	$5,666	$617	$(4,069)	$2,214
December 31, 2018	$4,519	$3,794	$(2,647)	$5,666
December 31, 2017	$5,570	$1,709	$(2,760)	$4,519
Allowance for slow moving and excess inventory
December 31, 2019	$108,567	$1,032	$(38,579)	$71,020
December 31, 2018	$83,566	$34,155	$(9,154)	$108,567
December 31, 2017	$45,648	$32,204	$5,714	$83,566

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

*3.3	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2014, File No. 001-13439).

*4.1	—	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-13439).

*4.2	—	Description of securities

*+10.1	—

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

Separation Agreement and Release, dated as of March 5, 2019, between the Company and James A. Gariepy (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019, File No. 001-13439).

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

*+10.6	—

Employment Agreement, dated as of May 16, 2019, between the Company and Mr. Kumar (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on May 20, 2019).

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

*+10.11	—

Form of Restricted Stock Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on May 20, 2019, File No. 001-13439).

*+10.12	—

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

*+10.14	—	Form of Indemnification Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 17, 2005, File No. 001-13439).

*10.15	—

Contract for Goods and Services dated August 20, 2012 between Petroleo Brasileiro S.A. and Dril-Quip do Brasil LTDA (English translation) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-13439).

*10.16	—

Amendment to Contract #4600368806 dated as of July 29, 2016, between Petroleo Brasileiro S.A., the Company, and Dril-Quip do Brasil LTDA (English translation) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, File No. 001-13439).

*10.17	—

Extrajudicial Agreement, dated as of October 17, 2016, between Petróleo Brasileiro S.A., the Company and Dril-Quip do Brazil LTDA (English translation) (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, File No. 001-13439).

*10.18	—

Credit Agreement, dated as of February 23, 2018, among the Company, as borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-13439).

*10.19	—

Pledge and Security Agreement, dated as of February 23, 2018, among the Company, TIW Corporation and Honing, Inc., as grantors, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-13439).

*10.20	—

Form of Director Restricted Stock Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 001-13439).

**21.1	—	Subsidiaries of the Registrant.

**23.1	—	Consent of PricewaterhouseCoopers LLP.

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey J. Bird.

**32.1	—	Section 1350 Certification of Blake T. DeBerry.

**32.2	—	Section 1350 Certification of Jeffrey J. Bird.

**101.INS	—	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

**101.SCH	—	Inline XBRL Schema Document

**101.CAL	—	Inline XBRL Calculation Document

**101.DEF	—	Inline XBRL Definition Linkbase Document

**101.LAB	—	Inline XBRL Label Linkbase Document

**101.PRE	—	Inline XBRL Presentation Linkbase Document

104	—	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL (included as exhibit 101).

*	Incorporated herein by reference as indicated.

**	Filed with this report.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2020.

DRIL-QUIP, INC.

By:	/S/ BLAKE T. DEBERRY
Blake T. DeBerry President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ JOHN V. LOVOI	Chairman of the Board	February 27, 2020
JOHN V. LOVOI
/S/ BLAKE T. DEBERRY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
BLAKE T. DEBERRY
/S/ JEFFREY J. BIRD	Senior Vice President, Production Operations and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)	February 27, 2020
JEFFREY J. BIRD	Vice President, Finance and Chief Accounting Officer
/S/ RAJ KUMAR		February 27, 2020
RAJ KUMAR /S/ A.P. SHUKIS	Director	February 27, 2020
A.P. SHUKIS
/S/ TERENCE B. JUPP	Director	February 27, 2020
TERENCE B. JUPP
/S/ STEVEN L. NEWMAN	Director	February 27, 2020
STEVEN L. NEWMAN
/S/ AMY SCHWETZ	Director	February 27, 2020
AMY SCHWETZ