Form 10-Q
period 2020-03-31
DRIL-QUIP INC
filed 2020-05-06
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

(713) 939-7711

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DRQ	New York Stock Exchange

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

As of May 4, 2020, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,060,690.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	December 31, 2019
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$343,472	$398,946
Trade receivables, net	118,640	107,626
Unbilled receivables	129,310	140,534
Inventories, net	197,035	205,062
Prepaids and other current assets	37,834	28,321
Total current assets	826,291	880,489
Operating lease right of use assets	5,047	5,144
Property, plant and equipment, net	244,495	258,497
Deferred income taxes	17,879	8,936
Goodwill	-	7,947
Intangible assets	31,204	32,245
Other assets	11,194	13,307
Total assets	$1,136,110	$1,206,565
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,817	$46,324
Accrued income taxes	6,943	4,561
Contract liabilities	6,431	6,901
Accrued compensation	6,916	13,599
Operating lease liabilities	1,213	1,314
Other accrued liabilities	22,126	24,241
Total current liabilities	93,446	96,940
Deferred income taxes	3,495	4,150
Income tax payable	8,988	8,868
Operating lease liabilities, long-term	3,809	3,801
Other long-term liabilities	2,171	2,105
Total liabilities	111,909	115,864
Contingencies (Note 12)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 35,060,690 and 35,859,540 shares issued and outstanding at March 31, 2020 and December 31, 2019	363	371
Additional paid-in capital	56,045	52,870
Retained earnings	1,136,335	1,181,023
Accumulated other comprehensive losses	(168,542)	(143,563)
Total stockholders' equity	1,024,201	1,090,701
Total liabilities and stockholders' equity	$1,136,110	$1,206,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 31,
	2020	2019
	(In thousands, except per share data)
Revenues:
Products	$67,558	$65,434
Services	18,814	18,476
Leasing	9,626	10,407
Total revenues	95,998	94,317
Cost and expenses:
Cost of sales:
Products	53,645	51,544
Services	9,688	9,237
Leasing	8,081	8,595
Total cost of sales	71,414	69,376
Selling, general and administrative	21,416	24,544
Engineering and product development	5,525	3,617
Impairments	7,719	-
Restructuring and other charges	32,713	2,396
Gain on sale of assets	(467)	(13)
Total costs and expenses	138,320	99,920
Operating loss	(42,322)	(5,603)
Interest income	1,206	2,006
Interest expense	(191)	(121)
Loss before income taxes	(41,307)	(3,718)
Income tax provision (benefit)	(21,609)	2,333
Net loss	(19,698)	(6,051)
Loss per common share:
Basic	$(0.55)	$(0.17)
Diluted	$(0.55)	$(0.17)
Weighted average common shares outstanding:
Basic	35,695	35,559
Diluted	35,695	35,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 31,
	2020	2019
	(In thousands)
Net loss	$(19,698)	$(6,051)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(24,979)	1,627
Total comprehensive loss	$(44,677)	$(4,424)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31,
	2020	2019
	(In thousands)
Operating activities
Net loss	$(19,698)	$(6,051)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,873	8,356
Stock-based compensation expense	3,176	4,862
Impairments	7,719	-
Restructuring and other charges	32,713	1,271
Gain on sale of assets	(467)	(13)
Deferred income taxes	(10,862)	(73)
Changes in operating assets and liabilities:
Trade receivables, net	(19,444)	15,768
Unbilled receivables	11,224	(21,365)
Inventories, net	(15,537)	(2,700)
Prepaids and other assets	(11,723)	15,960
Accounts payable and accrued expenses	(7,212)	(14,478)
Other, net	1	(699)
Net cash provided by (used in) operating activities	(21,237)	838
Investing activities
Purchase of property, plant and equipment	(4,187)	(3,527)
Proceeds from sale of equipment	687	341
Net cash used in investing activities	(3,500)	(3,186)
Financing activities
Repurchase of common shares	(25,000)	(1,116)
Other	(85)	-
Net cash used in financing activities	(25,085)	(1,116)
Effect of exchange rate changes on cash activities	(5,652)	172
Decrease in cash and cash equivalents	(55,474)	(3,292)
Cash and cash equivalents at beginning of period	398,946	418,100
Cash and cash equivalents at end of period	$343,472	$414,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at January 1, 2020	$371	$52,870	$1,181,023	$(143,563)	$1,090,701
Foreign currency translation adjustment	-	-	-	(24,979)	(24,979)
Net loss	-	-	(19,698)	-	(19,698)
Comprehensive loss	-	-	-	-	(44,677)
Repurchase of common stock (808,389 shares)	(8)	-	(25,000)	-	(25,008)
Stock option expense	-	3,176	-	-	3,176
Other	-	(1)	10	-	9
Balance at March 31, 2020	$363	$56,045	$1,136,335	$(168,542)	$1,024,201

Balance at January 1, 2019	$376	$34,953	$1,205,946	$(145,113)	$1,096,162
Foreign currency translation adjustment	-	-	-	1,627	1,627
Net loss	-	-	(6,051)	-	(6,051)
Comprehensive loss	-	-	-	-	(4,424)
Repurchase of common stock (28,078 shares)	-	-	(1,116)	-	(1,116)
Stock option expense	-	4,862	-	-	4,862
Other	-	-	(79)	-	(79)
Balance at March 31, 2019	$376	$39,815	$1,198,700	$(143,486)	$1,095,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Basis of Presentation

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

The Company’s operations are organized into three geographic segments — Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Azerbaijan, Denmark, Norway and Holland; Dril-Quip Asia-Pacific PTE Ltd., located in Singapore; and Dril-Quip do Brasil LTDA, located in Macae, Brazil. Other operating subsidiaries include TIW Corporation (TIW) and Honing, Inc., both located in Houston, Texas; DQ Holdings Pty. Ltd., located in Perth, Australia; Dril-Quip Cross (Ghana) Ltd., located in Takoradi, Ghana; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; Dril-Quip (Nigeria) Ltd., located in Port Harcourt, Nigeria; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip TIW Saudi Arabia Limited, located in Dammam, Kingdom of Saudi Arabia; Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China, with branches in Shenzhen and Beijing, China; Dril-Quip Qatar LLC, located in Doha, Qatar; Dril-Quip TIW Mexico S. de R.L.C.V., located in Villahermosa, Mexico; TIW de Venezuela S.A., located in Anaco, Venezuela and with a registered branch located in Ecuador; TIW (UK) Limited, located in Aberdeen, Scotland; TIW Hungary LLC, located in Szolnok, Hungary; and TIW International LLC, with a registered branch located in Singapore.

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of March 31, 2020 and the results of operations and comprehensive income (loss) and cash flows for the three months ended March 31, 2020 and 2019. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate. The results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”).

The recent outbreak of COVID-19 and its development into a pandemic has resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, curtailed business operations, prohibited public gatherings and restricted the overall level of individual movement and in-person interaction across the globe. This has significantly reduced global economic activity and caused global demand for oil and gas to decrease at an unprecedented rate. This demand reduction was further exacerbated by disputes over oil production by Organization of Petroleum Exporting Countries (OPEC) and non-OPEC nations. The subsequent actions taken by such countries as a result thereof, including Saudi Arabia discounting its crude oil export prices, have led to significant declines in crude oil prices, resulting in a challenging industry environment. The extent of the impact of the pandemic and the decline in oil prices on our operational and financial performance will depend on future developments which are uncertain and cannot be predicted. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and financial condition.

2. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, impairment of our goodwill and asset recoverability tests and inventories.

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

Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in unbilled receivables. Unbilled revenues are expected to be billed and collected within one year. At March 31, 2020 and December 31, 2019, unbilled receivables included $87.4 million and $83.2 million of unbilled receivables related to products accounted for using the over time method of accounting, respectively. For the three months ended March 31, 2020, there were 42 projects representing approximately 31.4% of the Company's total revenues and approximately 44.7% of its product revenues that were accounted for using over time accounting, compared to 21 projects for the three months ended March 31, 2019, which represented approximately 18.0% of the Company's total revenues and approximately 26.0% of its product revenues.

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

Lease revenues

The Company earns lease revenues from the rental of running tools and rental of its forging facility. Rental revenues are recognized within leasing revenues on a day rate basis over the lease term, which is generally between one to three months. Rental revenue from the forging facility is recognized on a straight-line basis over the expected life of the lease. Lease revenues from rental of running tools for the three months ended March 31, 2020 were $9.1 million and lease revenues from rental of facilities were $0.5 million for the same period.

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

Goodwill and indefinite-lived intangible assets

For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. We complete our annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of each of our reporting unit’s net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a discounted cash flow approach. We selected this valuation approach because we believe it, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for each of our reporting units. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital ("discount rates"), a terminal growth value, and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value. In March 2020, the overall offshore market conditions declined primarily due to the COVID-19 pandemic and the developments in the global oil markets. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential delays of contracts. As such, an interim goodwill impairment analysis was performed in connection with the preparation and review of financial statements for the three months ended March 31, 2020. Based on this analysis, we recorded an impairment loss of $7.7 million for our Eastern Hemisphere reporting unit for the three months ended March 31, 2020.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate our property and equipment and definite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We assess recoverability based on undiscounted future net cash flows. Estimating future net cash flows requires us to make judgements regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. There was no impairment of property and equipment and definite-lived intangible assets during the three months ended March 31, 2020 or 2019.

Restructuring and Other Charges

In March 2020, the overall offshore market conditions declined primarily due to the COVID-19 pandemic and the developments in the global oil markets. As such, we amended our 2018 global strategic plan to realign our manufacturing facilities globally. We recorded non-cash inventory and long-lived asset write-downs of approximately $17.3 million and $6.9 million, respectively, as a result of expected changes in our business structure and where specific products are manufactured. Additionally, we incurred severance and other charges of $8.4 million and $0.1 million respectively, during the three months ended March 31, 2020. These charges are reflected as "Restructuring and other charges" in our consolidated statement of operations.

In the third quarter of 2018, we initiated a global strategic plan to better align our operations with market conditions. We incurred restructuring charges consisting primarily of consulting fees of approximately $2.4 million during the three months ended March 31, 2019.

Treasury Shares

On February 26, 2019, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. For the three months ended March 31, 2020, the Company purchased 808,389 shares under the share repurchase plan at an average price of approximately 30.91 per share totaling approximately $25.0 million and has retired such shares. For the three-month period ended March 31, 2019, the Company purchased 28,078 shares under the share repurchase plan at an average price of approximately $39.74 per share totaling approximately $1.1 million and has retired such shares.

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

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended
	March 31,
	2020	2019
	(In thousands)
Weighted average common shares outstanding - basic	35,695	35,559
Dilutive effect of common stock awards	-	-
Weighted average common shares outstanding – diluted	35,695	35,559

For the three months ended March 31, 2020 and 2019, the Company has excluded the following common stock options and awards because their impact on the income/(loss) per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended
	March 31,
	2020	2019
	(In thousands)
Director stock awards	40	4
Stock options	132	-
Performance share units	277	92
Restricted stock awards	336	44

3. New Accounting Standards

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04 “Reference Rate Reform (Topic 848).” Topic 848 is effective for fiscal years and interim periods beginning as of March 12, 2020 through December 31, 2022. This update provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. We are currently in the process of assessing the impact of this guidance on our financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740).” Topic 740 is effective for fiscal years and interim periods beginning after December 15, 2020. This update simplifies the accounting for income taxes by removing certain exceptions such as the exception to the incremental approach for intraperiod tax allocation, the exception to the requirement to recognize a deferred tax liability for equity method investments, the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary and the exception to the general methodology for calculating income taxes in an interim period. We are currently in the process of assessing the impact of this guidance on our financial position, results of operations or cash flows.

4. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Three months ended
	March 31, 2020
	Western Hemisphere	Eastern Hemisphere	Asia- Pacific	Total
	(In thousands)
Product Revenues	$41,472	$18,179	$7,907	$67,558
Service Revenues	10,956	4,338	3,520	18,814
Total	$52,428	$22,517	$11,427	$86,372

	Three months ended
	March 31, 2019
	Western Hemisphere	Eastern Hemisphere	Asia- Pacific	Total
	(In thousands)
Product Revenues	$36,376	$18,618	$10,440	$65,434
Service Revenues	9,845	5,005	3,626	18,476
Total	$46,221	$23,623	$14,066	$83,910

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2019	$136,332
Additions	31,460
Transfers to Trade Receivables, Net	(43,727)
Contract Assets at March 31, 2020	$124,065

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2019	$6,901
Additions	2,988
Revenue Recognized	(3,458)
Contract Liabilities at March 31, 2020	$6,431

Contract assets include unbilled accounts receivable associated with contracts accounted for under the over time accounting method which were approximately $87.4 million and $83.2 million at March 31, 2020 and December 31, 2019, respectively. Unbilled contract assets are transferred to the trade receivables, net, when the billing milestones are met. The contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of March 31, 2020.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $116.5 million as of March 31, 2020. The Company expects to recognize revenue on approximately 73.9% of the remaining performance obligations over the next 12 months and the remaining 26.1% thereafter.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

5. Stock-Based Compensation and Stock Awards

During the three months ended March 31, 2020, the Company recognized approximately $3.2 million of stock-based compensation expense. Stock-based compensation is included in "Selling, general and administrative" in our accompanying condensed consolidated statements of income (loss) and "Additional paid-in capital" in our accompanying condensed consolidated balance sheets. Stock-based compensation expense was $4.9 million which included approximately $1.8 million related to accelerated vesting of restricted stock awards of our former Chief Operating Officer recognized for the three months ended March 31, 2019. No stock-based compensation expense was capitalized during the three months ended March 31, 2020 or 2019.

6. Inventories, net

Inventories consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Raw materials and supplies	$41,137	$46,282
Work in progress	51,897	54,171
Finished goods	186,897	175,629
	279,931	276,082
Less: allowance for slow moving and excess inventory	(82,896)	(71,020)
Total inventory	$197,035	$205,062

7. Impairment, Restructuring and Other Charges

Restructuring and Other Charges

As a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in the global oil markets, which triggered historically low crude oil prices and decreases in our customers’ capital budgets, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities in the first quarter of 2020. We incurred restructuring and other charges associated with the cost reduction plan of $32.7 million during the three months ended March 31, 2020. We expect to incur cost through out the year under this plan. Of these charges, inventory write-downs, severance charges, long-lived assets write-downs and other charges were $17.3 million, $8.4 million, $6.9 million and $0.1 million respectively, during the three months ended March 31, 2020. These charges are reflected as "Restructuring and other charges" in our consolidated statement of operations. During the three months ended March 31, 2019, we incurred restructuring and other charges of approximately $2.4 million related to consulting fees, and an approximate $1.1 million payout to our former Chief Operating Officer, pursuant to a separation agreement entered into with him during the first quarter of 2019.

The following table summarizes the components of charges included in "Restructuring and other charges" in our consolidated statement of operations for the three months ended March 31, 2020 (in thousands):

Three months ended March 31, 2020
Inventory write-down	$17,272
Severance	8,399
Long-lived asset write-down	6,912
Other	130
$32,713

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the three months ended March 31, 2020 (in thousands):

March 31, 2020
Balance at January 1, 2020	$-
Additions for costs expensed	8,000
Reductions for payments	-
Ending balance at March 31, 2020	$8,000

Goodwill Impairment

In connection with our preparation and review of financial statements for the three months ended March 31, 2020, we recorded an impairment loss of $7.7 million for the first quarter of 2020 as a result of our updated assessment of current market conditions and restructuring efforts. These charges are reflected as "Impairments" in our consolidated statement of operations. No goodwill impairment losses were recorded for the three months ended March 31, 2019.

8. Intangible Assets

Intangible assets consist of the following:

		March 31, 2020
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,206	$(638)	$(49)	$7,519
Patents	15 - 30 years	5,951	(2,371)	111	3,691
Customer relationships	5 - 15 years	25,939	(5,833)	(281)	19,825
Non-compete agreements	3 years	171	(171)	-	-
Organizational costs	indefinite	179	-	(10)	169
		$40,446	$(9,013)	$(229)	$31,204

		December 31, 2019
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,159	(512)	$47	$7,694
Patents	15 - 30 years	5,945	(2,529)	-	3,416
Customer relationships	5 - 15 years	25,787	(4,954)	122	20,955
Non-compete agreements	3 years	171	(170)	-	1
Organizational costs	indefinite	172	-	7	179
		$40,234	$(8,165)	$176	$32,245

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

The ABL Credit Facility contains various covenants and restrictive provisions that limit the Company’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions; and (5) engage in transactions with affiliates. The ABL Credit Facility also requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0, based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to the Company’s other indebtedness. The Company is in compliance with the related covenants as of March 31, 2020.

As of March 31, 2020, the availability under the ABL Credit Facility was $44.5 million, after taking into account the outstanding letters of credit of approximately $0.9 million issued under the facility.

10. Geographic Areas

	Three months ended March 31,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)
Revenues
Products
Point in Time	$22,964	$23,767	$8,962	$14,118	$5,447	$10,440	$-	$-	$37,373	$48,325
Over Time	18,508	12,609	9,217	4,500	2,460	-	-	-	30,185	17,109
Total Products	41,472	36,376	18,179	18,618	7,907	10,440	-	-	67,558	65,434
Services
Technical Advisory	7,396	7,022	3,496	4,082	3,289	3,195	-	-	14,181	14,299
Reconditioning	3,560	2,823	842	923	231	431	-	-	4,633	4,177
Total Services (excluding rental tools)	10,956	9,845	4,338	5,005	3,520	3,626	-	-	18,814	18,476
Leasing	4,761	6,321	2,748	2,647	2,117	1,439	-	-	9,626	10,407
Total Services (including rental tools)	15,717	16,166	7,086	7,652	5,637	5,065	-	-	28,440	28,883
Intercompany	3,314	4,091	331	144	2,256	740		-	5,901	4,975
Eliminations	-	-	-	-	-	-	(5,901)	(4,975)	(5,901)	(4,975)
Total Revenues	$60,503	$56,633	$25,596	$26,414	$15,800	$16,245	$(5,901)	$(4,975)	$95,998	$94,317
Depreciation and amortization	$5,622	$5,419	$974	$1,053	$1,340	$1,198	$937	$686	$8,873	$8,356
Income (loss) before income taxes	$8,153	$1,579	$(28,321)	$6,581	$1,569	$5,196	$(22,708)	$(17,074)	$(41,307)	$(3,718)

During the three months ended March 31, 2020, we recorded impairments, restructuring and other charges of $40.4 million. Of these charges, $32.1 million were recorded in the Eastern Hemisphere, $1.9 million in the Western Hemisphere and $6.2 million in DQ Corporate and $0.2 million in Asia-Pacific.

	March 31, 2020	December 31, 2019
	(In thousands)
Total long-lived assets:
Western Hemisphere	$375,729	$379,776
Eastern Hemisphere	235,939	246,854
Asia-Pacific	70,088	71,384
Eliminations	(371,937)	(371,938)
Total	$309,819	$326,076

Total assets:
Western Hemisphere	$777,321	$732,716
Eastern Hemisphere	786,238	818,803
Asia-Pacific	179,839	181,188
Eliminations	(607,288)	(526,142)
Total	$1,136,110	$1,206,565

During the three months ended March 31, 2020, we wrote-down some of our inventory and long-lived assets balances in the amount of $24.2 million, of which $22.3 million was recorded in the Eastern Hemisphere and $1.9 million in the Western Hemisphere. We also recorded a $7.7 million impairment of our Goodwill balance all of which was in the Eastern Hemisphere.

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

11. Income Tax

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and includes favorable changes to tax law and incentives for businesses impacted by COVID-19. The CARES Act includes provisions relating to net operating loss carryback periods which have discretely impacted and increased the effective tax rate by 79.8% in the current period.

The effective tax rate for the three months ended March 31, 2020 was 52.3%, compared to (62.7)% for the same period in 2019. The change in the effective tax rate between the periods was primarily a result of discretely recognized tax benefits of net operating losses, impairment losses, changes in valuation allowances in the United States and in various foreign countries and a mix of earnings in jurisdictions with differing tax rates.

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income (loss) and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto presented elsewhere herein as well as the discussion under Part II – Item 1A, “Risk Factors,” included herein and “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Business Environment

The recent outbreak of COVID-19 and its development into a pandemic has resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, curtailed business operations, prohibited public gatherings and restricted the overall level of individual movement and in-person interaction across the globe. This has significantly reduced global economic activity and caused global demand for oil and gas to decrease at an unprecedented rate. This demand reduction was further exacerbated by disputes over oil production by Organization of Petroleum Exporting Countries (OPEC) and non-OPEC nations. The subsequent actions taken by such countries as a result thereof, including Saudi Arabia discounting its crude oil export prices, have led to significant declines in crude oil prices, resulting in a challenging industry environment.

The pandemic has also caused disruption to our suppliers and their sub-contractors. Our suppliers and their sub-contractors’ operations were disrupted by worker absenteeism, quarantine, travel and health-related restrictions as a result of COVID-19. In addition to this, increased costs associated with ensuring the safety and health of their personnel were incurred. Consequently, our supply chain was disrupted, our product shipments were delayed, and our productivity suffered.

In response to the COVID-19 pandemic, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners and suppliers globally. We enacted rigorous safety measures in all of our sites, including implementing social distancing protocols, requiring remote work arrangements where possible, staggering shifts, suspending travel, extensively and frequently disinfecting our workspaces and providing masks to those employees who must be physically present at work. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained. We may take further safety precautions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

All our facilities currently remain operational with staggered shifts which has reduced productivity. We expect the constraints and limits imposed on our operations to slow or diminish our research and development activities and qualification activities with our customers. We do not believe that remote work arrangements have adversely affected our ability to maintain financial reporting systems, internal control over financial reporting and disclosure controls and procedures.

COVID-19 and the developments in the global oil markets have negatively impacted the Company’s results during the first quarter as there were supply chain disruptions, staggered shifts, delivery extensions requested by customers and governmental quarantine requirements. The extent to which our future results are affected by these externalities will depend on various factors and circumstances beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of containing the virus and developments in the global oil markets. In addition to this, COVID-19 and the volatile regional and global economic conditions could also aggravate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including leading to further material impairment charges.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended
	March 31,
Brent Crude Oil Price per Barrel	2020	2019
Low	$14.85	$53.23
High	70.25	68.35
Average	50.27	63.10
Closing	14.85	67.93

According to the April 2020 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $33 per barrel in 2020 and $46 per barrel in 2021, compared with an average of $64 per barrel in 2019. In its April 2020 Oil Market Report, the International Energy Agency projected the 2020 global oil demand will decrease 9.3 million barrels per day compared to 2019. This decrease in demand coupled with an overabundance of supply due to the production disputes between the OPEC and non-OPEC nations has resulted in the Brent Crude Oil price per barrel to decrease to $20.40 as of May 4, 2020.

Lower crude oil and natural gas prices have resulted in a trend of customers seeking to renegotiate contract terms with the Company, including reductions in the prices of its products and services, extensions of delivery terms and, in some instances, contract revisions. In some cases, a customer may already hold an inventory of the Company’s equipment, which may delay the placement of new orders. In addition, some of the Company’s customers could experience liquidity or solvency issues or could otherwise be unable or unwilling to perform under a contract, which could ultimately lead a customer to enter bankruptcy or otherwise encourage a customer to seek to repudiate, cancel or renegotiate a contract. An extended period of reduced crude oil and natural gas prices may accelerate these trends. If the Company experiences significant contract terminations, suspensions or scope adjustments to its contracts, then its financial condition, results of operations and cash flows may be adversely impacted.

Offshore Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the three months ended March 31, 2020 and 2019. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Three months ended March 31,
	2020		2019
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	57	48	51	38
Eastern Hemisphere	56	76	62	71
Asia-Pacific	42	268	40	242
Total	155	392	153	351

Source: IHS—Petrodata RigBase – March 31, 2020 and 2019

According to IHS-Petrodata RigBase, as of March 31, 2020, there were 536 contracted rigs for the Company’s geographic regions (152 floating rigs and 384 jack-up rigs), which represents a 6.3% increase from the rig count of 504 rigs (153 floating rigs and 351 jack-up rigs) as of March 31, 2019. However, since March 31, 2020 the industry has seen an increase in contract cancellations, and we expect this trend to continue due to the current market conditions as evidenced by the contracted rig count as of May 5, 2020 which has decreased to 526 (147 floating rigs and 379 jack-up rigs).

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, as of March 31, 2020 and 2019, there were 74 and 103 rigs, respectively, under construction, which represents an approximate 28.2% decrease in rigs under construction. The expected delivery dates for the rigs under construction at March 31, 2020 are as follows:

	Floating	Jack-Up
	Rigs	Rigs	Total
2020	11	26	37
2021	13	17	30
2022	2	5	7
2023	-	-	-
After 2023 or unspecified delivery date	-	-	-
Total	26	48	74

However, given the developments in the current global oil markets and oversupply of offshore drilling rigs, the Company believes it is possible that delivery of some rigs under construction could be postponed or cancelled, limiting the opportunity for supply of the Company’s products.

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

In September 2018, the President directed the U.S. Trade Representative (USTR) to place additional tariffs on approximately $200 billion worth of additional imports from China. These tariffs, which took effect on September 24, 2018, were initially set at a level of 10 percent until the end of the year, at which point the tariffs were to rise to 25 percent. However, on December 19, 2018, USTR postponed the date on which the rate of the additional duties would increase to 25 percent until March 2, 2019. On May 9, 2019, USTR announced that the United States increased the level of tariffs from 10 percent to 25 percent on approximately $200 billion worth of Chinese imports. The President also ordered USTR to begin the process of raising tariffs on essentially all remaining imports from China, which are valued at approximately $300 billion. On August 13, 2019 and August 23, 2019, USTR announced the imposition of an additional tariff of 15 percent on approximately $300 billion worth of Chinese imports, effective September 1, 2019 (or December 15, 2019 for certain articles). The President also instructed USTR to begin the process of increasing the 25 percent tariff on approximately $250 billion worth of Chinese imports to 30 percent. Following the conclusion of a phase one trade deal with China, USTR suspended the implementation of the 15 percent additional duty on approximately $160 billion worth of Chinese imports and reduced the applicable duty from 15 percent to 7.5 percent for $120 billion worth of Chinese imports. Negotiations for a phase two trade deal with China had begun prior to the outbreak of the global COVID-19 pandemic and if continued could lead to additional changes to the tariff rates described above.

In November 2018, the United States, Mexico and Canada signed the United States-Mexico-Canada Agreement (USMCA), the successor agreement to the North American Free Trade Agreement (NAFTA). The three countries have all ratified the new agreement, but the USMCA still requires each country to meet certain additional obligations before the agreement can enter into force.

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

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at March 31, 2020 was approximately $261.1 million, compared to approximately $272.5 million at December 31, 2019, and $303.7 million at March 31, 2019.

The following table represents the change in backlog for the three months ended March 31, 2020, December 31, 2019, and March 31, 2019:

	Three months ended
	March 31, 2020	December 31, 2019	March 31, 2019
	(In thousands)
Beginning Backlog	$272,537	$250,673	$269,968
Bookings:
Product (1)	60,137	95,589	104,350
Service	18,814	19,082	18,476
Leasing	9,626	10,610	10,407
Cancellation/Revision adjustments	(2,266)	5,022	(5,324)
Translation adjustments	(1,718)	15	143
Total Bookings	84,593	130,318	128,052
Revenues:
Product	67,558	78,762	65,434
Service	18,814	19,082	18,476
Leasing	9,626	10,610	10,407
Total Revenue	95,998	108,454	94,317
Ending Backlog	$261,132	$272,537	$303,703

(1)

The backlog data shown above includes all bookings as of March 31, 2020, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $116.5 million as of March 31, 2020 within “Revenue Recognition”, Note 4 to the Notes to Condensed Consolidated Financial Statements.

During the first quarter of 2018, Dril-Quip Asia-Pacific Pte Ltd. was awarded a contract to supply top-tensioned riser (TTR) systems and related services for the development of the Ca Rong Do Project (CRD Project) located offshore Vietnam operated by Repsol with the participation of Mubadala, PVEP and PetroVietnam for approximately $82 million. The CRD Project was terminated in the third quarter of 2019 and is not included within the backlog balance as of March 31, 2020 and December 31, 2019.

As of March 31, 2019, the total number of the Company's employees was 1,850 of which 823 were located in the United States. The total number of the Company’s employees as of December 31, 2019 was 1,814, of which 906 were located in the United States. The total number of employees as of March 31, 2020 was 1,831, of which 914 were located in the United States.

As of January 31, 2020 (“exit day”), the U.K. has formally left the E.U. Under the terms of the withdrawal agreement, a post-Brexit transition period started on exit day and will end on December 31, 2020 unless extended (the end of the “transition period”). During the transition period all E.U. law, across all policy areas, is still applicable to, and in, the U.K., with the exception of provisions of those treaties and acts that were not binding upon, and in, the U.K. before the withdrawal agreement entered into force. In particular, the U.K. remains in the E.U. Customs Union and in the Single Market with all four freedoms (of movement of goods, capital, persons and services) and all EU policies applying. The transition period, however, can be extended "for up to one or two years" in a one-off decision made pursuant to the withdrawal agreement by the joint U.K. and E.U. committee before July 1, 2020. However, it is not clear at this time whether or not there will be an extension. Significant change is expected at the end of the transition period, even if a comprehensive future U.K. and E.U. relationship is concluded within the transition period. Further, even if a comprehensive future U.K. and E.U. relationship is concluded, negotiations regarding the future U.K. and E.U. relationship may continue in the future and may be expected to result in continued volatility in the value of the British pound sterling. A weaker British pound sterling compared to the U.S. dollar during a reporting period would cause local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. In addition, the Company continues to monitor potential changes to trade and customs requirements as a result of Brexit. Continued adverse consequences such as deterioration in economic conditions and volatility in currency exchange rates could have a negative impact on the Company's financial position and results of operations.

In early March 2020, full face-to-face negotiations between the E.U. and the U.K. were suspended after just one round as officials focused on the COVID-19 pandemic sweeping Europe. However, on April 20, 2020, E.U. and U.K. officials resumed Brexit trade talks by videoconference. As of the second quarter of 2020, the post-Brexit process between the E.U. and the U.K. is continuing despite COVID-19 and as noted above, unless an extension is agreed, the transition period will end on December 31, 2020. See “Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows" under "Item 1A. Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products and from lease of our forging facility. For the three months ended March 31, 2020 and 2019, the Company derived 70.4% and 69.4%, respectively, of its revenues from the sale of its products, 19.6% and 19.6%, respectively, of its revenue from services, and 10.0% and 11.0%, respectively, of its revenues from leasing. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 63.1% and 62.1% of its revenues derived from foreign sales for the three months ended March 31, 2020 and 2019, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 36.9% and 37.9% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over time basis. For the three months ended March 31, 2020, there were 42 projects representing approximately 31.4% of the Company’s total revenues and approximately 44.7% of its product revenues that were accounted for using over time accounting, compared to 21 projects for the three months ended March 31, 2019, which represented approximately 18.0% of the Company’s total revenues and approximately 26.0% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Impairments. Impairment losses consist of Goodwill impairment of $7.7 million, which occurred in connection with our preparation and review of financial statements for the three months ended March 31, 2020.

Restructuring and Other Charges. Restructuring and other charges consist of inventory write-downs, severance charges, long-lived assets write-downs and other charges of $17.3 million, $8.4 million, $6.9 million and $0.1 million respectively, which occurred in connection with our preparation and review of financial statements for the three months ended March 31, 2020.

Gain on sale of assets. Gain on sale of assets consists of sales of certain property, plant and equipment. Gain on sale of assets during the three months ended March 31, 2020 and 2019 was $0.5 million and nil, respectively. This gain consisted primarily of the sale of our TIW Oklahoma facility.

Income Tax Provision (Benefit). The Company’s effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, impact of valuation allowances, and other differences related to the recognition of income and expense between U.S. GAAP and applicable tax rules.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of income data expressed as a percentage of revenues:

	Three months ended
	March 31,
	2020	2019
Revenues:
Products	70.4%	69.4%
Services	19.6	19.6
Leasing	10.0	11.0
Total revenues	100.0	100.0
Cost of sales:
Products	55.9	54.6
Services	10.1	9.8
Leasing	8.4	9.1
Total cost of sales	74.4	73.5
Selling, general and administrative	22.3	26.0
Engineering and product development	5.8	3.8
Impairments	8.0	-
Restructuring and other charges	34.1	2.5
Gain on sale of assets	(0.5)	(0.0)
Operating loss	(44.1)	(5.8)
Interest income	1.3	2.1
Interest expense	(0.2)	(0.1)
Loss before income taxes	(43.0)	(3.8)
Income tax provision (benefit)	(22.5)	2.5
Net loss	(20.5)%	(6.3)%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended
	March 31,
	2020	2019
	(In millions)
Revenues:
Products:
Subsea equipment	$51.9	$52.2
Surface equipment	3.9	3.0
Downhole tools	8.7	8.4
Offshore rig equipment	3.1	1.8
Total products	67.6	65.4
Services	18.8	18.5
Leasing	9.6	10.4
Total revenues	$96.0	$94.3

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues.   Revenues increased by $1.7 million, or approximately 1.8%, to $96.0 million for the three months ended March 31, 2020 from $94.3 million for the three months ended March 31, 2019. Product revenues increased by approximately $2.1 million for the three months ended March 31, 2020 as compared to the same period in 2019 as a result of increased revenues of $1.3 million in offshore rig equipment, and $0.8 million in surface equipment. Product revenues in the Western Hemisphere increased by $5.1 million, partially offset by decreased revenues in Asia-Pacific of $2.5 million and in the Eastern Hemisphere of $0.5 million. Although revenues for the three months ended March 31, 2020 were marginally higher as compared to the three months ended March 31, 2019, our revenues were negatively impacted by reduced productivity, customers requesting extension of their deliveries and supply chain disruptions attributable to both COVID-19 and the developments in the global oil markets. Although all regions were impacted to differing degrees broadly in line with the spread of the pandemic and the developments in the global oil markets, the impact was most felt in Asia-Pacific. This stemmed from their governments requiring two weeks of quarantine of any person returning from China after the Lunar New Year holidays. Further, as a result of supply chain interruptions to our wellhead business in Europe we shifted our focus to pipe fabrication which invariably has lower gross margins. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand.

Service revenues increased by approximately $0.3 million resulting mainly from increased service revenues in the Western Hemisphere of $1.1 million, partially offset by decreased service revenues of $0.7 million in the Eastern Hemisphere. The increase of service revenues in the Western Hemisphere is due largely to increased demand for downhole tool technical advisory assistance within Latin America. Lower service revenues in the Eastern Hemisphere and Asia-Pacific are attributable primarily to COVID-19 disruptions and the developments in the global oil markets. Service revenues were also negatively impacted due to travel restrictions around the globe.

Leasing revenues decreased by approximately $0.8 million resulting mainly from decreased leasing revenues in the Western Hemisphere of $1.6 million, partially offset by increased leasing revenues of $0.7 million in Asia-Pacific. The majority of the decrease in leasing revenues is related to decreased subsea rental tool utilization in the Western Hemisphere due to timing of customer exploration activity and COVID-19 related travel restrictions and the developments in the global oil markets.

Cost of Sales.  Cost of sales increased by $2.0 million, or approximately 2.9%, to $71.4 million for the three months ended March 31, 2020 from $69.4 million for the same period in 2019. In the Eastern Hemisphere and Asia-Pacific this was primarily driven by lower productivity resulting from staggered shifts, additional freight costs, quarantine of our employees in the Asia-Pacific region upon their return from China after the Lunar New Year and more extensive cleaning and sanitization of workstations. These factors more than offset the gains achieved from the business transformation executed over 2019. Although we were impacted by COVID-19 in the Western Hemisphere, our cost of sales as a percentage of revenue decreased primarily due to savings from leasing of our forge facility.

Selling, General and Administrative Expenses.  For the three months ended March 31, 2020, selling, general and administrative expenses decreased by approximately $3.1 million, or 12.7%, to $21.4 million from $24.5 million for the same period in 2019. Foreign exchange gain for the three months ended March 31, 2020 was $3.2 million as compared to a gain of $0.7 million for the same period in 2019. Excluding the impact of foreign exchange gain, selling, general and administrative expense was $24.6 million and $25.2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $0.6 million is primarily due to a decrease in stock-based compensation expense, bonuses and annual merit increases, partially offset by an increase in professional fees.

Impairments.  In March 2020, the overall offshore market conditions declined primarily due to the COVID-19 pandemic and the developments in the global oil markets. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential delays or cancellations of contracts. As a result, an interim goodwill impairment analysis was performed in connection with the preparation and review of financial statements for the three months ended March 31, 2020. Based on this analysis, we recorded an impairment loss of $7.7 million for our Eastern Hemisphere reporting unit for the three months ended March 31, 2020. No Goodwill impairment losses were recorded for the three months ended March 31, 2019.

Restructuring and Other Charges. As a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in the global oil markets, which triggered historically low crude oil prices and decreases in our customers’ capital budgets, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities in the first quarter of 2020. We recorded inventory write-downs, severance charges, long-lived assets write-downs and other charges of $32.7 million during the three months ended March 31, 2020.

In the third quarter of 2018, we initiated a global strategic plan to better align our operations with market conditions. As a result of this plan, we incurred restructuring charges consisting primarily of consulting fees of approximately $2.4 million during the three months ended March, 2019.

Engineering and Product Development Expenses.  For the three months ended March 31, 2020, engineering and product development expenses increased by approximately $1.9 million, or 52.8%, to $5.5 million from $3.6 million for the same period in 2019 due to increased activity required to support strategic growth initiatives tied to committed customer orders and our continued research and development efforts within the Subsea Productions Systems product line which resulted in Offshore Technology Conference award for VXTe product.

Gain on Sale of Assets.  During the three months ended March 31, 2020, gain on sale of assets was $0.5 million, which consisted primarily of the sale of our TIW Oklahoma facility.

Income Tax Provision (Benefit).   Income tax benefit for the three months ended March 31, 2020 was $21.6 million on loss before taxes of $41.3 million, resulting in an effective tax rate of 52.3%. Income tax expense for the three months ended March 31, 2019 was $2.3 million on a loss before taxes of $3.7 million, resulting in an effective income tax rate of approximately (62.7)%. The change in the effective tax rate between the periods was primarily a result of discretely recognized tax benefits of net operating losses, impairment losses, changes in valuation allowances in the United States and in various foreign countries and a mix of earnings in jurisdictions with differing tax rates.

Net Loss. Net loss was approximately $19.7 million for the three months ended March 31, 2020, compared to a net loss of $6.1 million for the same period in 2019 for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended March 31,
	2020	2019
	(In thousands)
Net loss	$(19,698)	$(6,051)
Add:
Interest income, net	(1,015)	(1,885)
Income tax provision (benefit)	(21,609)	2,333
Depreciation and amortization expense	8,873	8,356
Impairments	7,719	-
Restructuring and other charges	32,713	2,396
Gain on sale of assets	(467)	(13)
Foreign currency gain	(3,242)	(704)
Stock compensation expense	3,176	4,862
Adjusted EBITDA	$6,450	$9,294

Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Operating activities	$(21,237)	$838
Investing activities	(3,500)	(3,186)
Financing activities	(25,085)	(1,116)
	(49,822)	(3,464)
Effect of exchange rate changes on cash activities	(5,652)	172
Decrease in cash and cash equivalents	$(55,474)	$(3,292)

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

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. The Company’s principal source of funds is cash flows from operations. As of March 31, 2020, the Company had approximately of $343.5 million of cash and cash equivalents on hand and an availability of $44.5 million under the ABL Credit Facility.

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our business model, our current cash reserves and the recent restructuring and facility realignment will strengthen our balance sheet and leave us well-positioned to manage our business through this crisis as it continues to unfold. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on the global economy and the oil and gas industry. Based on our analysis, we believe our existing balances of cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Net cash used in operating activities for the three months ended March 31, 2020 was $21.2 million as compared to $0.8 million of net cash provided by operating activities for the three months ended March 31, 2019. The net change is primarily due to decreased cash flow resulting from changes in operating assets and liabilities of $35.2 million, a decrease due to increase in net loss of $13.6 million, offset by $26.8 million of non-cash movements which included an increase in impairment, restructuring and other charges of

$39.2 million, of which $24.2 million is related to write-down of inventory and long-lived assets and $7.7 million is related to impairment of Goodwill.

The change in operating assets and liabilities for the three months ended March 31, 2020 resulted in a $42.7 million decrease in cash. The increase in trade receivables resulted in decreased cash flow of $19.5 million primarily due to lower global collections as customers started to focus on cash conservation due to the unprecedented downturn in the global oil markets coupled with remote working arrangements in response to the COVID-19 pandemic that caused some initial disruptions to collection efforts. Change in inventory resulted in decreased cash flow of $15.5 million primarily due to delay in shipments as a result of COVID-19 related productivity disruptions and to a lesser degree the stocking program activity related to our downhole tools business. The $11.7 million increase in prepaids and other assets resulted in decreased cash flow and was primarily due to the CARES Act tax benefit. The decrease in accrued liabilities was primarily due to the release of seasonal compensation accruals and tax payments, partially offset by an increase in trade accounts payable, which resulted in a net decrease in cash flow of $7.2 million. This was partially offset by $11.2 million decrease in unbilled receivables primarily due to increased invoicing of work performed on projects that are accounted on an over time basis.

The change in investing cash flows for the three months ended March 31, 2020 resulted in a $3.5 million decrease to cash. Capital expenditures by the Company were $4.2 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively. The capital expenditures for the three months ended March 31, 2020 were $0.7 million for machinery and equipment, $1.9 million for rental tools, and $1.6 million for other capital expenditures. The capital expenditures for the three months ended March 31, 2019 were $0.8 million for buildings, $1.2 million for rental tools, $1.1 million for machinery and equipment and $0.4 million for other capital expenditures.

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

During the three-month period ended March 31, 2020, the Company purchased 808,389 shares under the share repurchase plan at an average price of approximately $30.91 per share totaling approximately $25.0 million and has retired such shares.

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

As of March 31, 2020, the availability under the ABL Credit Facility was $44.5 million, after taking into account the outstanding letters of credit of approximately $0.9 million issued under the facility. For additional information on the ABL Credit Facility, see "Asset Backed Loan (ABL) Credit Facility", Note 9 to the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting policies. During the three months ended March 31, 2020, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company since December 31, 2019.

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

The Company experienced a foreign currency pre-tax gain of approximately $3.2 million and $0.7 million, respectively, during the three months ended March 31, 2020 and 2019, respectively.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings

For a description of the Company’s legal proceedings, see “Contingencies,” Note 12 to the Notes to Condensed Consolidated Financial Statements.

Item 1A.      Risk Factors

This section augments and updates certain risk factors disclosed under “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019. The following risk factors supplement the corresponding risks described in the Annual Report and should be read together with the other risk factors disclosed in the Annual Report.

The outbreak of COVID-19 and developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our customers, suppliers and other counterparties.

The recent outbreak of COVID-19 and the responses of governmental authorities, companies and individuals across the world to stem the spread of the virus have significantly reduced global economic activity, as there has been a dramatic decrease in the number of businesses open for operation and substantially less people across the world have been traveling to work or leaving their home to purchase goods and services. As a result, there has been an unprecedented decline in the demand for, and thus also the market prices of, crude oil.  Additionally, the lack of sufficient storage capacity for the large increase in crude oil inventories and recent actions taken by OPEC and non-OPEC nations related to crude oil supply have exacerbated the negative impact on the market prices for crude oil.

Any prolonged period of economic slowdown or recession resulting from the negative effects of COVID-19 on economic and business prospects across the world may negatively impact crude oil prices and the demand for our products, and could have significant adverse consequences to our financial condition and the financial condition of our customers, suppliers and other counterparties.

The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition, results of operation and liquidity will depend largely on future developments, including the duration and spread of the outbreak, and the related impact on overall economic activity, all of which are uncertain and cannot be predicted with certainty at this time.

To the extent the COVID-19 pandemic or the developments in the global oil markets adversely affects our business, financial condition, results of operation and liquidity, these events may also have the effect of heightening many of the other risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019, as those risk factors are amended or supplemented by subsequent Quarterly Reports on Form 10-Q and other reports and documents we file with the SEC.

We depend on third-party suppliers for timely deliveries of raw materials, and our results of operations could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

Our manufacturing operations depend upon obtaining adequate supplies of raw materials from third parties. The ability of these third parties to deliver raw materials may be affected by events beyond our control, such as the COVID-19 pandemic. Restrictions or disruptions of transportation related to the pandemic, including reduced availability of air transport, port closures and increased border controls or closures, have resulted in higher costs and delays, both on obtaining raw materials and shipping finished goods to customers. Any interruption or increased costs in the supply of raw materials needed to manufacture our products could adversely affect our business, results of operations and reputation with our customers.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase and cancellation of our common stock during the three months ended March 31, 2020.

	Three months ended
	March 31, 2020
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2020	-	$-	-	$73.4
February 1 - 29, 2020	-	-	-	73.4
March 1 - 31, 2020	808,389	30.91	808,389	48.5
	808,389	$30.91	808,389	$48.5

(1)

On February 26, 2019, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company is authorized to repurchase up to $100.0 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Dril-Quip, Inc. (the “Company” or “Dril-Quip”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements:

•	the impact of the COVID-19 pandemic and the effects thereof:
•	the impact of actions taken by OPEC and non-OPEC nations in response to their dispute over production levels and the effects thereof;
•	future operating results and cash flow;
•	scheduled, budgeted and other future capital expenditures;
•	planned or estimated cost savings;
•	working capital requirements;
•	the need for and the availability of expected sources of liquidity;
•	the introduction into the market of the Company’s future products;
•	the market for the Company’s existing and future products;
•	the Company’s ability to develop new applications for its technologies;
•	the exploration, development and production activities of the Company’s customers;
•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;
•	effects of pending legal proceedings;
•	changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities; and
•	future operations, financial results, business plans and cash needs.

These statements are based on assumptions and analysis in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part II of this report, “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the following:

•	the impact of the ongoing COVID-19 pandemic;
•	the impact of the recent significant decline in oil and natural gas prices and the general volatility of oil and natural gas prices;
•	the impact of actions taken by OPEC and non-OPEC nations in response to their dispute over production levels;
•	the cyclical nature of the oil and gas industry;
•	uncertainties associated with the United States and worldwide economies;
•	uncertainties regarding political tensions in the Middle East, South America, Africa and elsewhere;
•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	uncertainties regarding future oil and gas exploration and production activities, including new regulations, customs requirements and product testing requirements;
•

operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	project terminations, suspensions or scope adjustments to contracts reflected in the Company’s backlog;
•	the Company’s reliance on product development;
•	technological developments;
•	the Company’s reliance on third-party technologies;
•	acquisition and merger activities involving the Company or its competitors;
•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;
•	the Company’s reliance on sources of raw materials, including any increase in steel costs or decreases in steel supply as a result of global tariffs on certain imported steel mill products;
•	impact of environmental matters, including future environmental regulations;
•	competitive products and pricing pressures;
•	fluctuations in foreign currency, including those attributable to the Brexit;
•	the ability of the OPEC to set and maintain production levels and pricing;
•	oil and natural gas production levels by non-OPEC countries;
•	the Company’s reliance on significant customers;
•	creditworthiness of the Company’s customers;
•	fixed-price contracts;
•	changes in general economic, market or business conditions;
•	access to capital markets;
•	negative outcome of litigation, threatened litigation or government proceedings;
•	terrorist threats or acts, war and civil disturbances; and
•	changes to, and differing interpretations of, tax laws with respect to our operations and subsidiaries.

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

Item 6.

(a) Exhibits

The following Exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

*3.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2014).

*4.1	—	Form of Certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-13439).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey J. Bird.

32.1	—	Section 1350 Certification of Blake T. DeBerry.

32.2	—	Section 1350 Certification of Jeffrey J. Bird.

101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

Date: May 06, 2020	BY:	/s/ Jeffrey J. Bird
Jeffrey J. Bird,
Senior Vice President – Production Operations and Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)