Form 10-Q
period 2020-06-30
DRIL-QUIP INC
filed 2020-07-30
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 27, 2020, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,093,933.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	December 31, 2019
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$345,808	$398,946
Trade receivables, net	101,034	107,626
Unbilled receivables	140,226	140,534
Inventories, net	212,412	205,062
Prepaids and other current assets	48,732	28,321
Total current assets	848,212	880,489
Operating lease right of use assets	4,729	5,144
Property, plant and equipment, net	243,796	258,497
Deferred income taxes	9,566	8,936
Goodwill	-	7,947
Intangible assets	30,473	32,245
Other assets	10,915	13,307
Total assets	$1,147,691	$1,206,565
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,856	$46,324
Accrued income taxes	8,936	4,561
Contract liabilities	7,682	6,901
Accrued compensation	9,209	13,599
Operating lease liabilities	984	1,314
Other accrued liabilities	28,044	24,241
Total current liabilities	113,711	96,940
Deferred income taxes	3,609	4,150
Income tax payable	9,123	8,868
Operating lease liabilities, long-term	3,714	3,801
Other long-term liabilities	2,147	2,105
Total liabilities	132,304	115,864
Contingencies (Note 12)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 35,073,744 and 35,859,540 shares issued and outstanding at June 30, 2020 and December 31, 2019	363	371
Additional paid-in capital	59,327	52,870
Retained earnings	1,122,191	1,181,023
Accumulated other comprehensive losses	(166,494)	(143,563)
Total stockholders' equity	1,015,387	1,090,701
Total liabilities and stockholders' equity	$1,147,691	$1,206,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Revenues:
Products	$63,133	$77,233	$130,691	$142,667
Services	20,750	16,575	39,564	35,051
Leasing	6,563	10,000	16,189	20,407
Total revenues	90,446	103,808	186,444	198,125
Cost and expenses:
Cost of sales:
Products	49,741	53,568	103,386	105,110
Services	9,222	10,219	18,910	19,455
Leasing	7,974	10,080	16,055	18,675
Total cost of sales	66,937	73,867	138,351	143,240
Selling, general and administrative	23,331	23,068	47,989	48,315
Engineering and product development	5,364	5,157	10,889	8,777
Impairments	-	-	7,719	-
Restructuring and other charges	1,587	1,019	34,300	3,415
Gain on sale of assets	(85)	(1,190)	(552)	(1,203)
Foreign currency transaction (gains) and losses	817	(233)	(2,425)	(937)
Total costs and expenses	97,951	101,688	236,271	201,607
Operating income (loss)	(7,505)	2,120	(49,827)	(3,482)
Interest income	653	2,680	1,859	4,686
Interest expense	(209)	-	(400)	(121)
Income (loss) before income taxes	(7,061)	4,800	(48,368)	1,083
Income tax provision (benefit)	7,081	3,119	(14,528)	5,452
Net income (loss)	$(14,142)	$1,681	$(33,840)	$(4,369)
Income (loss) per common share:
Basic	$(0.40)	$0.05	$(0.96)	$(0.12)
Diluted	$(0.40)	$0.05	$(0.96)	$(0.12)
Weighted average common shares outstanding:
Basic	35,023	35,967	35,359	35,764
Diluted	35,023	36,210	35,359	35,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Net income (loss)	$(14,142)	$1,681	$(33,840)	$(4,369)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,048	(2,317)	(22,931)	(690)
Total comprehensive loss	$(12,094)	$(636)	$(56,771)	$(5,059)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2020	2019
	(In thousands)
Operating activities
Net loss	$(33,840)	$(4,369)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,813	16,851
Stock-based compensation expense	6,458	8,083
Impairments	7,719	-
Restructuring and other charges	34,300	314
Gain on sale of assets	(552)	(1,203)
Deferred income taxes	(2,421)	164
Changes in operating assets and liabilities:
Trade receivables, net	(104)	7,621
Unbilled receivables	(467)	(24,337)
Inventories, net	(33,869)	(1,002)
Prepaids and other assets	(23,452)	5,860
Accounts payable and accrued expenses	11,224	2,731
Other, net	-	(63)
Net cash provided by (used in) operating activities	(18,191)	10,650
Investing activities
Purchase of property, plant and equipment	(8,318)	(4,598)
Proceeds from sale of equipment	3,138	1,565
Net cash used in investing activities	(5,180)	(3,033)
Financing activities
Repurchase of common shares	(25,000)	(1,996)
Other	(129)	-
Net cash used in financing activities	(25,129)	(1,996)
Effect of exchange rate changes on cash activities	(4,638)	(595)
Increase (decrease) in cash and cash equivalents	(53,138)	5,026
Cash and cash equivalents at beginning of period	398,946	418,100
Cash and cash equivalents at end of period	$345,808	$423,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at April 1, 2020	$363	$56,045	$1,136,335	$(168,542)	$1,024,201
Foreign currency translation adjustment	-	-	-	2,048	2,048
Net loss	-	-	(14,142)	-	(14,142)
Comprehensive loss	-	-	-	-	(12,094)
Stock option expense	-	3,282	-	-	3,282
Other	-	-	(2)	-	(2)
Balance at June 30, 2020	$363	$59,327	$1,122,191	$(166,494)	$1,015,387

Balance at January 1, 2020	$371	$52,870	$1,181,023	$(143,563)	$1,090,701
Foreign currency translation adjustment	-	-	-	(22,931)	(22,931)
Net loss	-	-	(33,840)	-	(33,840)
Comprehensive loss	-	-	-	-	(56,771)
Repurchase of common stock (808,389 shares)	(8)	-	(24,992)	-	(25,000)
Stock option expense	-	6,458	-	-	6,458
Other	-	(1)	-	-	(1)
Balance at June 30, 2020	$363	$59,327	$1,122,191	$(166,494)	$1,015,387

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at April 1, 2019	$376	$39,815	$1,198,700	$(143,486)	$1,095,405
Foreign currency translation adjustment	-	-	-	(2,317)	(2,317)
Net income	-	-	1,681	-	1,681
Comprehensive loss					(636)
Repurchase of common stock (22,073 shares)	-	-	(880)	-	(880)
Stock option expense	-	3,221	-	-	3,221
Other	-	17	1	-	18
Balance at June 30, 2019	$376	$43,053	$1,199,502	$(145,803)	$1,097,128

Balance at January 1, 2019	$376	$34,953	$1,205,946	$(145,113)	$1,096,162
Foreign currency translation adjustment	-	-		(690)	(690)
Net loss	-	-	(4,369)	-	(4,369)
Comprehensive loss					(5,059)
Repurchase of common stock (50,151 shares)	-	-	(1,996)	-	(1,996)
Stock option expense	-	8,083	-	-	8,083
Other	-	17	(79)	-	(62)
Balance at June 30, 2019	$376	$43,053	$1,199,502	$(145,803)	$1,097,128

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements as of that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of June 30, 2020 and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and comprehensive income (loss) for the three and six months ended June 30, 2020 and cash flows for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The recent outbreak of COVID-19 and its development into a pandemic has resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, curtailed business operations, prohibited public gatherings and restricted the overall level of individual movement and in-person interaction across the globe. This has significantly reduced global economic activity and caused global demand for oil and gas to decrease at an unprecedented rate. This demand reduction was further exacerbated by disputes over oil production by Organization of Petroleum Exporting Countries (OPEC) and non-OPEC nations. Although the OPEC and non-OPEC nations have agreed upon substantial production cuts to stabilize oil prices, the dispute has led to significant declines in crude oil prices, resulting in a challenging industry environment. The extent of the impact of the pandemic and the decline in oil prices on our operational and financial performance will depend on future developments, which are uncertain and cannot be predicted. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

2. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, impairment of our goodwill and asset recoverability tests and inventories.

Revenue Recognition

The Company generates revenues through the sale of products, the sale of services and the leasing of installation tools. The Company normally negotiates contracts for products, including those accounted for under the over time method, rental tools and services separately. Modifications to the scope and price of sales contracts may occur in the form of variations and change orders. For all product sales, it is the customer’s decision as to the timing of the product installation, as well as whether Dril-Quip running tools will be purchased or rented. Furthermore, the customer is under no obligation to utilize the Company’s technical advisory assistance services. The customer may instead choose to use a third party or its own personnel.

Lease revenues

The Company earns lease revenues from the rental of running tools and rental of its forging facility. Rental revenues are recognized within leasing revenues on a day rate basis over the lease term, which is generally between one to three months. Rental revenue from the forging facility is recognized on a straight-line basis over the expected life of the lease. Lease revenues from rental of running tools for the three and six months ended June 30, 2020 were $6.0 million and $15.1 million, respectively, and lease revenues from rental of facilities were $0.6 million and $1.1 million, respectively, for the same period.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables and payables. The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature.

Goodwill and indefinite-lived intangible assets

For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. We complete our annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of each of our reporting unit’s net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a discounted cash flow approach. We selected this valuation approach because we believe it, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for each of our reporting units. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital ("discount rates"), a terminal growth value, and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value. In March 2020, the overall offshore market conditions declined primarily due to the outbreak of the COVID-19 pandemic and the developments in the global oil markets. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential contract delays. As such, an interim goodwill impairment analysis was performed in connection with the preparation and review of financial statements for the three months ended March 31, 2020. Based on this analysis, we recorded a $7.7 million goodwill impairment loss in the first quarter of 2020, all of which was in our Eastern Hemisphere reporting unit.

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

Restructuring and Other Charges

During 2020, the overall offshore market conditions declined as a result of the COVID-19 pandemic and developments in global oil markets. As such, we incurred additional costs under our existing 2018 global strategic plan to realign our manufacturing facilities globally. In the first quarter of 2020, we recorded non-cash inventory and long-lived asset write-downs of approximately $17.3 million and $6.9 million, respectively, as a result of expected changes in our business structure and manufacturing footprint. Additionally, during the three months ended March 31, 2020, we incurred severance and other charges of $8.4 million and $0.1 million, respectively. We incurred restructuring and other charges of $1.6 million primarily related to the write-down of long-lived assets and consulting fees for the three months ended June 30, 2020. These charges are reflected as "Restructuring and other charges" in our consolidated statement of operations.

In the third quarter of 2018, we initiated a global strategic plan to better align our operations with market conditions and finalized this plan during the second quarter of 2019. As a result of this plan, during the three and six months ended June 30, 2019, we incurred restructuring charges of approximately $1.0 million and $3.4 million, respectively. All of these charges primarily relate to employee termination benefits and consulting fees.

Treasury Shares

On February 26, 2019, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. For the six months ended June 30, 2020, the Company purchased 808,389 shares under the share repurchase plan at an average price of approximately $30.91 per share totaling approximately $25.0 million and has retired such shares. For the three months ended June 30, 2020, the Company purchased no shares under the share repurchase plan.

For the three month period ended June 30, 2019, the Company purchased 22,073 shares under the share repurchase plan at an average price of approximately $39.87 per share totaling approximately $0.9 million and has retired such shares. For the six-month period ended June 30, 2019, the Company purchased 50,151 shares under the share repurchase plan at an average price of approximately $39.80 per share totaling approximately $2.0 million and has retired such shares.

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

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Weighted average common shares outstanding - basic	35,023	35,967	35,359	35,764
Dilutive effect of common stock awards	-	243	-	-
Weighted average common shares outstanding – diluted	35,023	36,210	35,359	35,764

For the three and six months ended June 30, 2020 and 2019, the Company has excluded the following common stock options and awards because their impact on the income/(loss) per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Director stock awards	45	-	42	7
Stock options	122	-	124	-
Performance share units	279	2	278	121
Restricted stock awards	333	7	333	97

Reclassifications

We reclassified approximately $3.2 million of foreign currency transaction gains for the three months ended March 31, 2020 from selling, general and administrative to foreign currency transaction (gains) and losses to conform to the current period presentation. We reclassified approximately $0.2 million and $0.9 million of foreign currency transaction gains for the three and six months ended June 30, 2019, respectively, from selling, general and administrative to foreign currency transaction (gains) and losses. These reclassifications did not have an impact on our Condensed Consolidated Statements of Income (Loss), Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows.

3. New Accounting Standards

In June 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04 “Reference Rate Reform (Topic 848).” Topic 848 is effective for fiscal years and interim periods beginning as of March 12, 2020 through December 31, 2022. This update provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. We are currently in the process of assessing the impact of this guidance on our financial position, results of operations or cash flows.

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

4. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Three months ended June 30,
	Western Hemisphere		Eastern Hemisphere		Asia- Pacific		Total
	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)
Product Revenues	$36,797	$38,883	$14,216	$24,540	$12,120	$13,810	$63,133	$77,233
Service Revenues	13,164	9,161	3,593	4,869	3,993	2,545	20,750	16,575
Total	$49,961	$48,044	$17,809	$29,409	$16,113	$16,355	$83,883	$93,808

	Six months ended June 30,
	Western Hemisphere		Eastern Hemisphere		Asia- Pacific		Total
	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)
Product Revenues	$78,269	$75,259	$32,395	$43,158	$20,027	$24,250	$130,691	$142,667
Service Revenues	24,120	19,006	7,931	9,873	7,513	6,172	39,564	35,051
Total	$102,389	$94,265	$40,326	$53,031	$27,540	$30,422	$170,255	$177,718

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2019	$136,332
Additions	66,017
Transfers to Trade Receivables, Net	(66,025)
Contract Assets at June 30, 2020	$136,324

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2019	$6,901
Additions	2,517
Revenue Recognized	(1,838)
Contract Liabilities at June 30, 2020	$7,580

Contract assets include unbilled accounts receivable associated with contracts accounted for under the over time accounting method which were approximately $102.1 million and $83.2 million at June 30, 2020 and December 31, 2019, respectively. Unbilled contract assets are transferred to trade receivables, net, when billing milestones are achieved. The contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of June 30, 2020.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $92.7 million as of June 30, 2020. The Company expects to recognize revenue on approximately 62.3% of the remaining performance obligations over the next 12 months and the remaining 37.7% thereafter.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

5. Stock-Based Compensation and Stock Awards

During the three and six months ended June 30, 2020, the Company recognized approximately $3.3 million and $6.5 million, respectively, of stock-based compensation expense. Stock-based compensation is included in "Selling, general and administrative" in our accompanying condensed consolidated statements of income (loss) and "Additional paid-in capital" in our accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2019, the Company recognized approximately $3.2 million and $8.1 million, respectively, which includes approximately $1.8 million related to accelerated vesting of restricted stock awards of our former Chief Operating Officer recognized in the first quarter of 2019. No stock-based compensation expense was capitalized during the three and six months ended June 30, 2020 or 2019.

6. Inventories, net

Inventories consist of the following:

	June 30,	December 31,
	2020	2019
	(In thousands)
Raw materials and supplies	$40,100	$46,282
Work in progress	49,863	54,171
Finished goods	204,402	175,629
	294,365	276,082
Less: allowance for slow moving and excess inventory	(81,953)	(71,020)
Total inventory	$212,412	$205,062

7. Impairment, Restructuring and Other Charges

Restructuring and Other Charges

As a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in global oil markets, which triggered historically low crude oil prices and decreases in our customers’ capital budgets, we incurred additional costs under our 2018 global strategic plan primarily focused on workforce reductions and the reorganization of certain facilities during the first quarter of 2020. We expect to incur these costs associated with such plan throughout the year.

In the third quarter of 2018, we initiated a global strategic plan to better align our operations with current market conditions and finalized this plan during the second quarter of 2019. As a result of this plan, we incurred goodwill impairment, inventory and long-lived asset write-downs, and other restructuring charges of approximately $98.6 million during 2018. During the three months ended June 30, 2019 we incurred approximately $1.0 million in restructuring and other charges, primarily related to consulting fees. During the six months ended June 30, 2019, we incurred restructuring and other charges of approximately $3.4 million primarily related to consulting fees, and an approximate $1.1 million payout to our former Chief Operating Officer, pursuant to a separation agreement entered into with him during the first quarter of 2019. These charges are reflected as "Restructuring and other charges" in our consolidated statement of operations.

The following table summarizes the components of charges included in "Restructuring and other charges" in our consolidated statement of operations for the three and six months ended June 30, 2020 (in thousands):

	Three months ended June 30, 2020	Six months ended June 30, 2020
Inventory write-down	$-	$17,272
Severance	-	8,399
Long-lived asset write-down	942	7,854
Other	645	775
	$1,587	$34,300

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges as of June 30, 2020 (in thousands):

June 30, 2020
Balance at January 1, 2020	$-
Additions for costs expensed	8,399
Reductions for payments	(1,344)
Ending balance at June 30, 2020	$7,055

Goodwill Impairment

Impairment losses consist of Goodwill impairment of $7.7 million, which occurred in connection with our preparation and review of financial statements for the three months ended March 31, 2020. There were no impairment charges recorded for the three months ended June 30, 2020. These charges are reflected as "Impairments" in our consolidated statement of operations. No goodwill impairment losses were recorded for the three and six months ended June 30, 2019.

8. Intangible Assets

Intangible assets consist of the following:

		June 30, 2020
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,206	$(765)	$(51)	$7,390
Patents	15 - 30 years	5,951	(2,408)	(3)	3,540
Customer relationships	5 - 15 years	25,939	(6,385)	(178)	19,376
Non-compete agreements	3 years	171	(171)	-	-
Organizational costs	indefinite	179	-	(12)	167
		$40,446	$(9,729)	$(244)	$30,473

		December 31, 2019
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,159	$(512)	$47	$7,694
Patents	15 - 30 years	5,945	(2,529)	-	3,416
Customer relationships	5 - 15 years	25,787	(4,954)	122	20,955
Non-compete agreements	3 years	171	(170)	-	1
Organizational costs	indefinite	172	-	7	179
		$40,234	$(8,165)	$176	$32,245

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

The ABL Credit Facility contains various covenants and restrictive provisions that limit the Company’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions; and (5) engage in transactions with affiliates. The ABL Credit Facility also requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0, based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to the Company’s other indebtedness. The Company is in compliance with the related covenants as of June 30, 2020.

As of June 30, 2020, the availability under the ABL Credit Facility was $38.0 million, after taking into account the outstanding letters of credit of approximately $1.0 million issued under the facility.

10. Geographic Areas

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

Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

	Three months ended June 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)
Revenues
Products
Point in Time	$14,873	$26,874	$6,839	$17,826	$7,293	$10,517	$-	$-	$29,005	$55,217
Over Time	21,924	12,009	7,377	6,714	4,827	3,293	-	-	34,128	22,016
Total Products	36,797	38,883	14,216	24,540	12,120	13,810	-	-	63,133	77,233
Services
Technical Advisory	10,456	6,929	1,937	4,044	2,938	2,085	-	-	15,331	13,058
Reconditioning	2,708	2,232	1,656	825	1,055	460	-	-	5,419	3,517
Total Services (excluding rental tools)	13,164	9,161	3,593	4,869	3,993	2,545	-	-	20,750	16,575
Leasing	3,674	4,962	1,826	3,439	1,063	1,599	-	-	6,563	10,000
Total Services (including rental tools)	16,838	14,123	5,419	8,308	5,056	4,144	-	-	27,313	26,575
Intercompany	2,317	2,519	689	202	3,413	1,040		-	6,419	3,761
Eliminations	-	-	-	-	-	-	(6,419)	(3,761)	(6,419)	(3,761)
Total Revenues	$55,952	$55,525	$20,324	$33,050	$20,589	$18,994	$(6,419)	$(3,761)	$90,446	$103,808
Depreciation and amortization	$4,801	$5,437	$952	$1,176	$1,254	$1,199	$933	$683	$7,940	$8,495
Income (loss) before income taxes	$5,024	$5,675	$(2,349)	$7,321	$5,615	$6,704	$(15,351)	$(14,900)	$(7,061)	$4,800

During the three months ended June 30, 2020, we recorded restructuring and other charges of $1.6 million, consisting primarily of a $0.9 million in write-down of long-lived assets in the Western Hemisphere and $0.7 million for consulting fees in DQ Corporate. During the three months ended June 30, 2019, we recorded restructuring and other charges of $1.0 million, consisting primarily of consulting fees in DQ Corporate.

	Six months ended June 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)
Revenues
Products
Point in Time	$37,837	$50,640	$15,801	$31,944	$12,740	$20,957	$-	$-	$66,378	$103,541
Over Time	40,432	24,619	16,594	11,214	7,287	3,293	-	-	64,313	39,126
Total Products	78,269	75,259	32,395	43,158	20,027	24,250	-	-	130,691	142,667
Services
Technical Advisory	17,852	13,953	5,433	8,126	6,227	5,281	-	-	29,512	27,360
Reconditioning	6,268	5,053	2,498	1,747	1,286	891	-	-	10,052	7,691
Total Services (excluding rental tools)	24,120	19,006	7,931	9,873	7,513	6,172	-	-	39,564	35,051
Leasing	8,435	11,283	4,574	6,086	3,180	3,038	-	-	16,189	20,407
Total Services (including rental tools)	32,555	30,289	12,505	15,959	10,693	9,210	-	-	55,753	55,458
Intercompany	5,631	6,613	1,020	346	5,669	1,778	-	-	12,320	8,737
Eliminations	-	-	-	-	-	-	(12,320)	(8,737)	(12,320)	(8,737)
Total	$116,455	$112,161	$45,920	$59,463	$36,389	$35,238	$(12,320)	$(8,737)	$186,444	$198,125
Depreciation and amortization	$10,423	$10,857	$1,926	$2,228	$2,594	$2,397	$1,870	$1,369	$16,813	$16,851
Income (loss) before income taxes	$13,177	$8,408	$(30,670)	$13,902	$7,184	$11,901	$(38,059)	$(33,128)	$(48,368)	$1,083

During the six months ended June 30, 2020, we recorded impairments, restructuring and other charges of $42.0 million. Of these charges, $32.1 million was recorded in the Eastern Hemisphere, $2.8 million in the Western Hemisphere, $6.9 million in DQ Corporate and $0.2 million in Asia-Pacific. During the six months ended June 30, 2019, we recorded $3.4 million of restructuring and other charges, primarily related to consulting fees, and an approximate $1.1 million payout to our former Chief Operating Officer, pursuant to a separation agreement entered into with him during the first quarter of 2019.

	June 30, 2020	December 31, 2019
	(In thousands)
Total long-lived assets:
Western Hemisphere	$366,922	$379,776
Eastern Hemisphere	235,400	246,854
Asia-Pacific	69,096	71,384
Eliminations	(371,939)	(371,938)
Total	$299,479	$326,076

Total assets:
Western Hemisphere	$785,060	$732,716
Eastern Hemisphere	781,078	818,803
Asia-Pacific	188,768	181,188
Eliminations	(607,215)	(526,142)
Total	$1,147,691	$1,206,565

As of June 30, 2020, we wrote down $25.1 million related to inventory and long-lived assets balances, with $22.3 million recorded in the Eastern Hemisphere and $2.8 million in the Western Hemisphere. We also recorded a $7.7 million impairment of our Goodwill balance all of which was in the Eastern Hemisphere.

11. Income Tax

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and includes favorable changes to tax law and incentives for businesses impacted by COVID-19. The CARES Act includes provisions relating to net operating loss carryback periods which have discretely impacted and increased the effective tax rate by 69.1% in the current period.

The effective tax rate for the three and six months ended June 30, 2020 was (100.3)% and 30.0%, respectively, compared to 65.0% and 503.5%, respectively, for the same period in 2019. The change in the effective tax rate between the periods resulted primarily from discretely recognized tax benefits of net operating losses, impairment losses, changes in valuation allowances in the United States and in various foreign countries, deferred tax accrual for unrepatriated foreign earnings and the mix of earnings in jurisdictions with differing tax rates.

We have historically considered the majority of undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested, and, accordingly, no deferred taxes had been provided on the indefinitely reinvested earnings. As of June 30, 2020, the Company reversed its indefinite reinvestment assertion. As a result, we recorded a deferred foreign tax liability of $3.4 million, which is primarily related to estimated foreign withholding tax associated with repatriating all non-U.S. earnings back to the United States.

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

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with two assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo on the importation of goods from July 2005 to October 2007. The Company objected to these assessments on the grounds that they would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. The Company’s Brazilian subsidiary filed appeals with a State of Rio de Janeiro judicial court to annul both of these tax assessments and deposited with the court approximately $8.8 million in December 2014 and December 2016 as the full amount of the assessments with penalties and interest. The first level judicial court has ruled against the Company in each of these cases and the Company has appealed both of those rulings. The Company believes that these credits are valid and that success in the judicial court process is probable despite the unfavorable rulings at the lower court level. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.

General

The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and is dependent on the condition of the oil and gas industry. Additionally, certain of the Company’s products are used in potentially hazardous drilling, completion, and production applications that can cause personal injury, property damage and environmental claims. Although exposure to such risk has not resulted in any significant problems in the past, there can be no assurance that ongoing and future developments will not adversely impact the Company.

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

Business Environment

  On June 24, 2020, the Company and Proserv Group, Inc. (“Proserv”) announced an agreement pursuant to which the Company would rely upon Proserv for the manufacture and supply of its subsea control systems. The agreement allows the Company to continue to serve its existing subsea controls customers with the support and collaboration of Proserv and follows the Company’s strategic decision to consolidate the supply and development of control systems with a dedicated subsea controls provider. This arrangement will allow the Company to avoid operating and research and development costs related to subsea controls which typically are between $8 million and $10 million per year.

The outbreak of COVID-19 during the first quarter of 2020 and its subsequent development into a pandemic has resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, curtailed business operations, prohibited public gatherings and restricted the overall level of individual movement and in-person interaction across the globe. This has significantly reduced global economic activity and caused worldwide demand for oil and gas to decrease at an unprecedented rate. This demand reduction was further exacerbated by disputes over oil production by the Organization of Petroleum Exporting Countries (OPEC) and non-OPEC nations. Although OPEC and non-OPEC nations have now implemented substantial production cuts to stabilize oil prices, the initial dispute coupled with the effects of the pandemic have led to significant declines in crude oil prices, resulting in a challenging industry environment.

The pandemic has continued to cause disruption to our suppliers and their sub-contractors. Our suppliers and their sub-contractors’ operations experienced disruptions related to worker absenteeism, quarantine, travel and health-related restrictions. Consequently, our supply chain was disrupted, our product shipments were delayed causing an increase of our inventory balance, and our production output suffered due to delays and interruptions to our manufacturing schedules. We actively review our global production plans with our supply chain and manufacturing groups and adopt contingency plans where possible to minimize the impact of these disruptions.

In response to the COVID-19 pandemic, we have taken proactive measures to protect the health and safety of our employees, customers, partners and suppliers globally. We enacted rigorous safety measures in all of our sites, including implementing social distancing protocols, requiring remote work arrangements where possible, staggering shifts, suspending travel, extensively and frequently disinfecting our workspaces and providing masks to those employees who must be physically present at work. Furthermore, we have also utilized government employee support packages where available, in an effort to retain employees during this uncertain period.

During the second quarter, the Company took advantage of the Payroll Tax Deferral provided by the Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”). The Payroll Tax Deferral allows the Company to defer the payment of the Company’s share of FICA taxes of 6.2%. As such, the Company was able to defer its share of FICA taxes for the period beginning March 27, 2020 and ending December 31, 2020 to 2021. This resulted in approximately $3.1 million in FICA cash tax payments being deferred to next year. The Company must still deposit its share of the Medicare hospital insurance tax of 1.45% as well as all of the employee’s share of the payroll taxes withheld. The CARES Act also provides for the five-year carryback of Net Operating Losses (“NOLs”) generated in the 2018, 2019 and 2020 taxable years. Taxpayers with NOLs may be able to file amended returns to carry those NOLs back to previous years to generate immediate cash refunds. In addition, the taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. In view of this, the Company booked the estimated benefit of the expected NOL carryback refund in 2020 of $24.0 million.

During the second quarter of 2020, the Company also took advantage of the Singapore Job Support Scheme under which the Singaporean government introduced a plan to help businesses co-fund wages of workers for a nine month period to encourage employers to retain their workers. The Company has recorded an estimated benefit of $1.4 million through June 30, 2020.

We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained. In compliance with the orders issued by certain local jurisdictions in which the Company operates, the Company is requiring all employees to wear a face covering while working at all sites. We may take further safety precautions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

All our facilities currently remain operational with staggered shifts which has impacted production output. We expect the constraints and limits imposed on our operations to slow or diminish our research and development activities and qualification activities with our customers. We do not believe that remote work arrangements have adversely affected our ability to maintain financial reporting systems, internal control over financial reporting and disclosure controls and procedures. The Company has taken steps and adjusted the workforce to be in line with the current situation as we continue to monitor the ongoing market conditions. The extent to which our future results are affected by these externalities will depend on various factors and circumstances beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of containing the virus and developments in the global oil markets. We believe COVID-19 pandemic will continue to negatively impact oilfield activity for the majority of 2020 and possibly linger into 2021. Similarly, we expect that the oil price decline, and continued uncertainty regarding its duration or repetition, will continue to have a negative impact on oil and gas activities. In addition to this, COVID-19 and the volatile regional and global economic conditions could also aggravate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including leading to further material impairment charges.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended		Six months ended
	June 30,		June 30,
Brent Crude Oil Price per Barrel	2020	2019	2020	2019
Low	$9.12	$61.66	$9.12	$53.23
High	43.20	74.94	70.25	74.94
Average	29.70	69.04	40.23	66.07
Closing	41.64	67.52	41.64	67.52

According to the July 2020 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $41 per barrel in 2020 and $50 per barrel in 2021, compared with an average of $64 per barrel in 2019. In its July 2020 Oil Market Report, the International Energy Agency projected global oil demand to decrease by 7.9 million barrels per day in 2020, but will recover by 5.3 million barrels per day in 2021. Although the OPEC and non-OPEC nations have implemented substantial production cuts to stabilize oil prices, this decrease in demand coupled with an overabundance of supply has resulted in the Brent Crude Oil price per barrel to remain relatively unchanged at $43.39 as of July 27, 2020.

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

Offshore Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the six months ended June 30, 2020 and 2019. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Six months ended June 30,
	2020		2019
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	58	47	50	41
Eastern Hemisphere	53	68	64	72
Asia-Pacific	38	263	40	244
Total	149	378	154	357

Source: IHS—Petrodata RigBase – June 30, 2020 and 2019

According to IHS-Petrodata RigBase, as of June 30, 2020, there were 497 contracted rigs for the Company’s geographic regions (138 floating rigs and 359 jack-up rigs), which represents a 5.5% decrease from the rig count of 526 rigs (159 floating rigs and 367 jack-up rigs) as of June 30, 2019. Since the outbreak of the COVID-19 pandemic, the industry has seen an increase in contract cancellations, and we expect this trend to continue due to the current market conditions as evidenced by the contracted rig count as of June 30, 2020.

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, as of June 30, 2020 and 2019, there were 73 and 93 rigs, respectively, under construction, which represents an approximate 21.5% decrease in rigs under construction. The expected delivery dates for the rigs under construction at June 30, 2020 are as follows:

	Floating	Jack-Up
	Rigs	Rigs	Total
2020	5	19	24
2021	16	18	34
2022	5	8	13
2023	-	1	1
After 2023 or unspecified delivery date	-	1	1
Total	26	47	73

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

In November 2018, the United States, Mexico and Canada signed the United States-Mexico-Canada Agreement (USMCA), the successor agreement to the North American Free Trade Agreement. The three countries have all ratified the new agreement, and on July 1, 2020, the USMCA became effective.

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

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at June 30, 2020 was approximately $237.9 million, compared to approximately $261.1 million at March 31, 2020 and $272.5 million at December 31, 2019.

The following table represents the change in backlog for the three months ended June 30, 2020, March 31, 2020, and June 30, 2019:

	Three months ended
	June 30, 2020	March 31, 2020	December 31, 2019
	(In thousands)
Beginning Backlog	$261,132	$272,537	$250,673
Bookings:
Product (1)	43,165	60,137	95,589
Service	20,750	18,814	19,082
Leasing	6,563	9,626	10,610
Cancellation/Revision adjustments	(2,695)	(2,266)	5,022
Translation adjustments	(602)	(1,718)	15
Total Bookings	67,181	84,593	130,318
Revenues:
Product	63,133	67,558	78,762
Service	20,750	18,814	19,082
Leasing	6,563	9,626	10,610
Total Revenue	90,446	95,998	108,454
Ending Backlog	$237,867	$261,132	$272,537

(1)

The backlog data shown above includes all bookings as of June 30, 2020, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $92.7 million as of June 30, 2020 within “Revenue Recognition”, Note 4 to the Notes to Condensed Consolidated Financial Statements.

As of June 30, 2019, the total number of the Company's employees was 1,721, of which 907 were located in the United States. The total number of the Company’s employees as of December 31, 2019 was 1,690, of which 851 were located in the United States. As a result of worldwide reductions in workforce and natural attrition, the total number of employees as of June 30, 2020 was 1,572, a 7% reduction from December 2019, of which 757 were located in the United States.

As of January 31, 2020 (“exit day”), the U.K. formally left the E.U. Under the terms of the withdrawal agreement, a post-Brexit transition period started on exit day and will end on December 31, 2020 (the end of the “transition period”). During the transition period all E.U. law, across all policy areas, is still applicable to, and in, the U.K., with the exception of provisions of those treaties and acts that were not binding upon, and in, the U.K. before the withdrawal agreement entered into force. In particular, the U.K. remains in the E.U. Customs Union and in the Single Market with all four freedoms (of movement of goods, capital, persons and services) and all EU policies applying. The transition period could have been extended "for up to one or two years" in a one-off decision made pursuant to the withdrawal agreement by the joint U.K. and E.U. committee before July 1, 2020, but the decision was made not to extend the transition period by the U.K. Both sides have agreed that there will be no extension, the E.U. having accepted the U.K.'s position against it. Even if some aspects of a future U.K. and E.U. relationship are agreed before December 31, 2020, further negotiations regarding the future U.K. and E.U. relationship may continue in the future and may be expected to result in continued volatility in the value of the British pound sterling. A weaker British pound sterling compared to the U.S. dollar during a reporting period would cause local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. In addition, the Company continues to monitor potential changes to trade and customs requirements as a result of Brexit. Continued adverse consequences such as deterioration in economic conditions and volatility in currency exchange rates could have a negative impact on the Company's financial position and results of operations.

In early March 2020, full face-to-face negotiations between the E.U. and the U.K. were suspended after just one round as officials focused on the COVID-19 pandemic sweeping Europe. However, on April 20, 2020, E.U. and U.K. officials resumed Brexit trade talks by videoconference. On June 29, 2020, the E.U. and the U.K began a month of intensified negotiations, with weekly face-to-face meetings taking place in either Brussels or London. See “Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows" under "Item 1A. Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Revenues.  Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products and from lease of our forging facility. For the three months ended June 30, 2020 and 2019, the Company derived 69.8% and 74.4%, respectively, of its revenues from the sale of its products, 22.9% and 16.0%, respectively, of its revenue from services, and 7.3% and 9.6%, respectively, of its revenues from leasing. For the six months ended June 30, 2020 and 2019, the Company derived 70.1% and 72.0%, respectively, of its revenues from the sale of its products, 21.2% and 17.7%, respectively, of its revenue from services, and 8.7% and 10.3%, respectively, of its revenues from leasing. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 64.0% and 63.0% of its revenues derived from foreign sales for the six months ended June 30, 2020 and 2019, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 36.0% and 37.0% of the Company’s total revenues for the six months ended June 30, 2020 and 2019, respectively.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over time basis. For the three months ended June 30, 2020, there were 43 projects representing approximately 37.7% of the Company's total revenues and approximately 54.1% of its product revenues that were accounted for using over time accounting, compared to 24 projects for the three months ended June 30, 2019, which represented approximately 21.0% of the Company's total revenues and approximately 29.0% of its product revenues. For the six months ended June 30, 2020, there were 46 projects representing approximately 34.5% of the Company's total revenues and approximately 49.2% of its product revenues that were accounted for using over time accounting, compared to 24 projects for the six months ended June 30, 2019, which represented approximately 20.0% of the Company's total revenues and approximately 27.0% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses include the costs associated with sales and marketing, general corporate overhead, business development expenses, compensation expense, stock-based compensation expense, legal expenses and other related administrative functions.

Engineering and Product Development Expenses.  Engineering and product development expenses consist of new product development and testing.

Impairments. Impairment losses consist of Goodwill impairment of $7.7 million, which occurred in connection with our preparation and review of financial statements for the three months ended March 31, 2020. There were no impairment charges recorded for the three months ended June 30, 2020.

Restructuring and Other Charges. Restructuring and other charges consist of inventory write-downs, severance charges, long-lived assets write-downs and other charges of $17.3 million, $8.4 million, $7.8 million and $0.8 million, respectively, which occurred in connection with our preparation and review of financial statements for the three and six months ended June 30, 2020. During the three months ended June 30, 2020, we recorded restructuring and other charges of $1.6 million primarily related to the write-down of long-lived assets and consulting fees.

Gain on Sale of Assets. Gain on sale of assets consists of sales of certain property, plant and equipment. Gain on sale of assets during the three and six months ended June 30, 2020 and 2019 was $0.1 million and $0.6 million, respectively. This gain consisted primarily of the sale of our TIW Oklahoma facility.

Foreign Currency Transaction (Gains) and Losses.  Foreign currency transaction (gains) and losses result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated.

Income Tax Provision (Benefit).  The Company’s effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, impact of valuation allowances, and other permanent differences related to the recognition of income and expense between U.S. GAAP and applicable tax rules.

Reclassifications.  We reclassified approximately $3.2 million of foreign currency transaction gains for the three months ended March 31, 2020 from selling, general and administrative to foreign currency transaction (gains) and losses to conform to the current period presentation. We reclassified approximately $0.2 million and $0.9 million of foreign currency transaction gains for the three and six months ended June 30, 2019, respectively, from selling, general and administrative to foreign currency transaction (gains) and losses. These reclassifications did not have an impact on our Condensed Consolidated Statements of Income (Loss), Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of income data expressed as a percentage of revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Products	69.8%	74.4%	70.1%	72.0%
Services	22.9	16.0	21.2	17.7
Leasing	7.3	9.6	8.7	10.3
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	55.0	51.6	55.5	53.1
Services	10.2	9.8	10.1	9.8
Leasing	8.8	9.7	8.6	9.4
Total cost of sales	74.0	71.1	74.2	72.3
Selling, general and administrative	25.8	22.2	25.7	24.4
Engineering and product development	5.9	5.0	5.8	4.4
Impairments	-	-	4.1	-
Restructuring and other charges	1.8	1.0	18.4	1.7
Gain on sale of assets	(0.1)	(1.1)	(0.3)	(0.6)
Foreign currency transaction (gains) and losses	0.9	(0.2)	(1.3)	(0.5)
Operating income (loss)	(8.3)	2.0	(26.6)	(1.7)
Interest income	0.7	2.6	1.0	2.4
Interest expense	(0.2)	-	(0.2)	(0.1)
Income (loss) before income taxes	(7.8)	4.6	(25.8)	0.6
Income tax provision (benefit)	7.8	3.0	(7.8)	2.8
Net income (loss)	(15.6)%	1.6%	(18.0)%	(2.2)%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions)
Revenues:
Products:
Subsea equipment	$47.5	$61.8	$99.4	$114.0
Surface equipment	3.8	5.6	7.7	8.6
Downhole tools	8.4	7.1	17.1	15.6
Offshore rig equipment	3.4	2.7	6.5	4.5
Total products	63.1	77.2	130.7	142.7
Services	20.7	16.6	39.5	35.0
Leasing	6.6	10.0	16.2	20.4
Total revenues	$90.4	$103.8	$186.4	$198.1

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues.  Revenues decreased by $13.4 million, or approximately 12.9%, to $90.4 million for the three months ended June 30, 2020 from $103.8 million for the three months ended June 30, 2019. Product revenues decreased by approximately $14.1 million for the three months ended June 30, 2020 as compared to the same period in 2019 as a result of decreased revenues in subsea equipment of $14.3 million and $1.8 million in surface equipment, partially offset by increased revenues of $1.3 million in downhole tools and $0.7 million in offshore rig equipment. Product revenues in the Eastern Hemisphere, Western Hemisphere and Asia-Pacific decreased by

$10.3 million, $2.1 million and $1.7 million, respectively. Our revenues continue to be negatively impacted by reduced production output, customers requesting extensions on their deliveries and supply chain disruptions attributable to COVID-19. As the year progressed, the effects of the COVID-19 pandemic, which was initially felt in the Asia-Pacific region, spread to other regions causing delays and, in some instances, disruptions to our production schedule. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand.

Service revenues increased by approximately $4.1 million resulting mainly from increased service revenues in the Western Hemisphere of $4.0 million and in Asia-Pacific of $1.4 million, partially offset by decreased service revenues of $1.3 million in the Eastern Hemisphere. The increase of service revenues in the Western Hemisphere and Asia-Pacific is due largely to the increase in technical advisory services and maintenance requests related to products delivered. Lower service revenues in the Eastern Hemisphere resulted primarily from COVID-19 disruptions and delays which more than offset an increase in customer rework and conditioning activity during the period. Global travel restrictions also impacted service revenue, especially in the Eastern Hemisphere.

Leasing revenues decreased by approximately $3.4 million resulting mainly from decreased leasing revenues in the Eastern Hemisphere of $1.6 million, in the Western Hemisphere of $1.3 million and in Asia-Pacific of $0.5 million. The majority of the decrease in leasing revenues is related to decreased subsea rental tool utilization due to timing of customer drilling activity and COVID-19 related travel restrictions and the overall lower commodity price environment.

Cost of Sales.  Cost of sales decreased by $6.9 million, or approximately 9.4%, to $66.9 million for the three months ended June 30, 2020 from $73.9 million for the same period in 2019. The decrease in costs of sales were mainly in line with the decrease in revenue for the three months ended June 30, 2020. Savings resulting from our business transformation executed in 2019 was partially offset by dilutive revenue mix and costs related to the COVID-19 pandemic comprising staggered shifts, supply chain disruptions, additional freight charges and more extensive cleaning and sanitization of workstations. Overall, the COVID-19 disruptions resulted in increase in cost of sales as a percentage of revenue to 74.0% from 71.1% for the three months ended June 30, 2020 and 2019, respectively. This was partially offset by savings resulting from leasing of our forge facility to AFGlobal Corporation in the fourth quarter of 2019.

Selling, General and Administrative Expenses.  For the three months ended June 30, 2020, selling, general and administrative expenses remained relatively unchanged at $23.3 million as compared to $23.1 million for the same period in 2019.

Restructuring and Other Charges. As a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in the global oil markets, which triggered historically low crude oil prices and decreases in our customers’ capital budgets, we incurred additional costs under our existing 2018 global strategic plan primarily focused on workforce reductions and to realign our manufacturing facilities during the first quarter of 2020. For the three months ended June 30, 2020, we recorded restructuring and other charges of $1.6 million primarily related to the write-down of long-lived assets and consulting fees.

In the third quarter of 2018, we initiated a global strategic plan to better align our operations with market conditions and finalized this plan in the second quarter of 2019. As a result of this plan, we incurred restructuring charges consisting primarily of consulting fees of approximately $1.0 million during the three months ended June 30, 2019.

Engineering and Product Development Expenses.  For the three months ended June 30, 2020, engineering and product development expenses increased by approximately $0.2 million, or 4.0%, to $5.4 million from $5.2 million for the same period in 2019.

Gain on Sale of Assets.  During the three months ended June 30, 2020, gain on sale of assets was $0.1 million. During the three months ended June 30, 2019, gain on sale of assets was $1.2 million, which consisted primarily of the sale of our Youngsville, Louisiana manufacturing and services facility.

Foreign Currency Transaction (Gains) and Losses.  Foreign exchange loss for the three months ended June 30, 2020 was $0.8 million as compared to a gain of $0.2 million for the same period in 2019.

Income Tax Provision.  Income tax expense for the three months ended June 30, 2020 was $7.1 million on loss before taxes of $7.1 million, resulting in an effective tax rate of (100.3)%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in the valuation allowances in the United States and in various foreign countries. Income tax expense for the three months ended June 30, 2019 was $3.1 million on an income before taxes of $4.8 million, resulting in an effective income tax rate of approximately 65.0%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in the valuation allowances in the United States and in various foreign countries. The change in the effective tax rate between the periods was primarily a result of a mix of earnings in jurisdictions with differing tax rates, and the discretely recognized tax benefits noted herein.

Net Income (Loss). Net loss was approximately $14.1 million for the three months ended June 30, 2020 as compared to a net income of $1.7 million for the same period in 2019 for the reasons set forth above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues.  Revenues decreased by $11.7 million, or approximately 5.9%, to $186.4 million for the six months ended June 30, 2020 from $198.1 million for the six months ended June 30, 2019. Product revenues decreased by approximately $12.0 million for the six months ended June 30, 2020 as compared to the same period in 2019 as a result of decreased revenues of $14.6 million in subsea equipment and $0.9 million in surface equipment, partially offset by increased revenues of $2.0 million in offshore rig equipment and $1.5 million in downhole tools. Product revenues decreased in the Eastern Hemisphere by $10.8 million and in Asia-Pacific by $4.2 million, partially offset by increased product revenues in the Western Hemisphere by $3.0 million. The Company’s revenues were negatively impacted by reduced productivity, customers requesting extensions on their deliveries, the related quarantine requirements in certain regions and supply chain disruptions attributable to both the COVID-19 pandemic and the developments in the global oil markets. For the six months ended June 30, 2020, all regions were impacted with the spread of the pandemic and the developments in the global oil markets. Further, as a result of supply chain interruptions to our wellhead business in Europe we shifted our focus to pipe fabrication which invariably has lower gross margins. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand.

Service revenues increased by approximately $4.5 million resulting mainly from increased service revenues in the Western Hemisphere of $5.1 million and in Asia-Pacific of $1.3 million, partially offset by decreased service revenues of $1.9 million in the Eastern Hemisphere. The increase of service revenues in the Western Hemisphere and Asia-Pacific is due largely to the increase in technical advisory services and maintenance requests related to products delivered. Lower service revenues in the Eastern Hemisphere are attributable primarily to COVID-19 disruptions, including travel restrictions, and lower activity which more than offset increased customer rework and conditioning activity during the period.

Leasing revenues decreased by approximately $4.2 million resulting mainly from decreased leasing revenues in the Western Hemisphere of $2.8 million and in the Eastern Hemisphere of $1.5 million, partially offset by increased leasing revenues of $0.1 million in Asia-Pacific. The majority of the decrease in leasing revenues is related to decreased subsea rental tool utilization in the Western Hemisphere and the Eastern Hemisphere due to timing of customer exploration activity, COVID-19 related travel restrictions and the unfavorable developments in the global oil markets.

Cost of Sales.  Cost of sales decreased by $4.9 million, or approximately 3.4%, to $138.4 million for the six months ended June 30, 2020 from $143.2 million for the same period in 2019. The decrease in costs of sales were mainly in line with the decrease in revenue for the six months ended June 30, 2020. Savings resulting from our business transformation executed in 2019 was partially offset by dilutive revenue mix and costs associated with the COVID-19 pandemic which included staggered shifts, supply chain disruptions, additional freight charges and more extensive cleaning and sanitization of workstations. Overall, the COVID-19 disruptions resulted in the increase in cost of sales as a percentage of revenue to 74.2% from 72.3% for the six months ended June 30, 2020 and 2019, respectively. This was partially offset by savings resulting from leasing of our forge facility to AFGlobal Corporation in the fourth quarter of 2019.

Selling, General and Administrative Expenses.  For the six months ended June 30, 2020, selling, general and administrative expenses remained relatively unchanged at $48.0 million as compared to $48.3 million for the same period in 2019.

Impairments.  In March 2020, the overall offshore market conditions declined primarily due to the COVID-19 pandemic and unfavorable developments in the global oil markets. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential delays or cancellations of contracts. As a result, an interim goodwill impairment analysis was performed in connection with the preparation and review of financial statements for the three months ended March 31, 2020. Based on this analysis, we recorded an impairment loss of $7.7 million for our Eastern Hemisphere reporting unit for the six months ended June 30, 2020.

Restructuring and Other Charges.  As a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in the global oil markets, which triggered historically low crude oil prices and decreases in our customers’ capital budgets, we incurred additional costs under our existing 2018 global strategic plan primarily focused on workforce reductions and to realign our manufacturing facilities during the first quarter of 2020. We recorded inventory write-downs, severance charges, long-lived asset write-downs and other charges of $34.3 million during the six months ended June 30, 2020.

In the third quarter of 2018, we initiated a global strategic plan to better align our operations with market conditions and finalized this plan in the second quarter of 2019. During the six months ended June 30, 2019, we incurred restructuring and other charges of approximately $3.4 million related to consulting fees and an approximate $1.1 million payout to our former Chief Operating Officer pursuant to a separation agreement entered into with him during the first quarter of 2019.

Engineering and Product Development Expenses.  For the six months ended June 30, 2020, engineering and product development expenses increased by approximately $2.1 million, or 24.1%, to $10.9 million from $8.8 million for the same period in 2019. This was due to increased activity required to support strategic growth initiatives tied to committed customer orders and our continued research and development efforts within the Subsea Productions Systems product line which resulted in the Offshore Technology Conference award for the VXTe product.

Gain on Sale of Assets.  During the six months ended June 30, 2020, gain on sale of assets was $0.6 million, which consisted primarily of the sale of our TIW Oklahoma facility. During the six months ended June 30, 2019, gain on sale of assets was $1.2 million, which consisted primarily of the sale of our Youngsville, Louisiana manufacturing and services facility.

Foreign Currency Transaction Gains.  Foreign exchange gain for the six months ended June 30, 2020 was $2.4 million as compared to a gain of $0.9 million for the same period in 2019.

Income Tax Provision (Benefit).  Income tax benefit for the six months ended June 30, 2020 was $14.5 million on loss before taxes of $48.4 million, resulting in an effective tax rate of 30.0%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to the impact of recording the NOL benefit of the CARES Act of $24.2 million, changes in the valuation allowance in the United States and in various foreign countries, changes in accruals for undistributed earnings and goodwill impairments. Income tax expense for the six months ended June 30, 2019 was $5.5 million on an income before taxes of $1.1 million, resulting in an effective income tax rate of approximately 503.4%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in the valuation allowances in the United States and in various foreign countries. The change in the effective tax rate between the periods was primarily a result of a mix of earnings in jurisdictions with differing tax rates, and the discretely recognized tax benefits noted herein.

Net Loss. Net loss was approximately $33.8 million for the six months ended June 30, 2020 as compared to a net loss of $4.4 million for the same period in 2019 for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income (loss)	$(14,142)	$1,681	$(33,840)	$(4,369)
Add:
Interest income, net	(444)	(2,680)	(1,459)	(4,565)
Income tax provision (benefit)	7,081	3,119	(14,528)	5,452
Depreciation and amortization expense	7,940	8,495	16,813	16,851
Impairments	-	-	7,719	-
Restructuring and other charges	1,587	1,019	34,300	3,415
Gain on sale of assets	(85)	(1,190)	(552)	(1,203)
Foreign currency transaction (gains) and losses	817	(233)	(2,425)	(937)
Stock compensation expense	3,282	3,221	6,458	8,083
Adjusted EBITDA	$6,036	$13,432	$12,486	$22,727

Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Six months ended June 30,
	2020	2019
	(In thousands)
Operating activities	$(18,191)	$10,650
Investing activities	(5,180)	(3,033)
Financing activities	(25,129)	(1,996)
	(48,500)	5,621
Effect of exchange rate changes on cash activities	(4,638)	(595)
Increase (decrease) in cash and cash equivalents	$(53,138)	$5,026

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

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. The Company’s principal source of funds is cash flows from operations. As of June 30, 2020, the Company had approximately of $345.8 million of cash and cash equivalents on hand and an availability of $38.0 million under the ABL Credit Facility.

Although there still remains uncertainty related to the impact of the COVID-19 pandemic on our future results, we continue to monitor our spend and reduce non-essential spending. Further, the Company adjusted the workforce to be in line with the current situation as we continue to monitor the ongoing market conditions.

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

Net cash used in operating activities for the six months ended June 30, 2020 was $18.2 million as compared to $10.7 million of net cash provided by operating activities for the six months ended June 30, 2019. The net change is primarily due to decreased cash flow resulting from changes in operating assets and liabilities of $37.5 million and a decrease due to an increase in net loss of $29.5 million. This was partially offset by $38.1 million of non-cash movements which included an increase in impairment, restructuring and other charges of $41.7 million, of which $25.1 million is related to the write-down of inventory and long-lived assets and $7.7 million is related to the impairment of Goodwill.

The change in operating assets and liabilities for the six months ended June 30, 2020 resulted in a $37.5 million decrease in cash. The $29.3 million increase in prepaids and other assets was primarily due to the CARES Act tax benefit. The increase in inventory of $32.9 million was mainly due to delays in shipments due to COVID-19 pandemic related disruptions and our strategic stocking program activity related to our downhole tools business. Trade receivables increased by $7.7 million primarily due to lower global collections which was impacted by customers focus on conserving cash and remote working arrangements which impacted our ability to collect. However, we were able to improve cash collections in the second quarter of 2020 as we actively engaged customers for collections. This decrease in cash was partially offset by an increase of $23.9 million due to lower unbilled receivables from increased invoicing of work performed on projects that are accounted on an over time basis and a $8.5 million increase in cash from higher accounts payable and accrued expenses related to the timing of our payments.

The change in investing cash flows for the six months ended June 30, 2020 resulted in a $5.2 million decrease to cash. Capital expenditures by the Company were $8.3 million and $4.6 million for the six months ended June 30, 2020 and 2019, respectively. Capital expenditures for the six months ended June 30, 2020 were $3.6 million for rental tools to support our current and recently developed products, $2.5 million for machinery and equipment related to our transformation program which includes our consolidation of manufacturing from the Eastern Hemisphere and $2.2 million for other capital expenditures. We constantly review capital expenditure needs to ensure these are justified expenditures. Capital expenditures for the six months ended June 30, 2019 were $2.1 million for machinery and equipment, $1.0 million for buildings, $1.0 million for rental tools and $0.5 million for other capital expenditures.

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

For the three months ended June 30, 2020, the Company purchased no shares under the share repurchase plan. For the six months ended June 30, 2020, the Company purchased 808,389 shares under the share repurchase plan at an average price of approximately $30.91 per share totaling approximately $25.0 million and has retired such shares.

For the three months period ended June 30, 2019, the Company purchased 22,073 shares under the share repurchase plan at an average price of approximately $39.87 per share totaling approximately $0.9 million and has retired such shares. For the six month period ended June 30, 2019, the Company purchased 50,151 shares under the share repurchase plan at an average price of approximately $39.80 per share totaling approximately $2.0 million and has retired such shares.

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

As of June 30, 2020, the availability under the ABL Credit Facility was $38.0 million, after taking into account the outstanding letters of credit of approximately $1.0 million issued under the facility. For additional information on the ABL Credit Facility, see "Asset Backed Loan (ABL) Credit Facility", Note 9 to the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting policies. During the six months ended June 30, 2020, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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

The Company experienced a foreign currency pre-tax loss of approximately $0.8 million and a pre-tax gain of approximately $2.4 million, respectively, during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company experienced a foreign currency pre-tax gain of approximately $0.2 million and $0.9 million, respectively.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings

For a description of the Company’s legal proceedings, see “Contingencies,” Note 12 to the Notes to Condensed Consolidated Financial Statements.

Item 1A.      Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase and cancellation of our common stock during the six months ended June 30, 2020.

	Six months ended
	June 30, 2020
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2020	-	$-	-	$73.4
February 1 - 29, 2020	-	-	-	73.4
March 1 - 31, 2020	808,389	30.91	808,389	48.5
April 1 - 30, 2020	-	-	-	48.5
May 1 - 31, 2020	-	-	-	48.5
June 1 - 30, 2020	-	-	-	48.5
	808,389	$30.91	808,389	$48.5

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Dril-Quip, Inc. (the “Company” or “Dril-Quip”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements:

•	the impact of the COVID-19 pandemic and the effects thereof;
•	the impact of actions taken by OPEC and non-OPEC nations in response to their dispute over production levels and the effects thereof;
•	future operating results and cash flow;
•	scheduled, budgeted and other future capital expenditures;
•	planned or estimated cost savings;
•	working capital requirements;
•	the need for and the availability of expected sources of liquidity;
•	the introduction into the market of the Company’s future products;
•	the market for the Company’s existing and future products;
•	the Company’s ability to develop new applications for its technologies;
•	the exploration, development and production activities of the Company’s customers;
•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;
•	effects of pending legal proceedings;
•	changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities; and
•	future operations, financial results, business plans and cash needs.

These statements are based on assumptions and analysis in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part II of this report, “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the following:

•	the impact of the ongoing COVID-19 pandemic;
•	the effects of actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors and suppliers, in response to the COVID-19 pandemic;
•	the impact of the recent significant decline in oil and natural gas prices and the general volatility of oil and natural gas prices;
•	the impact of actions taken by OPEC and non-OPEC nations in response to their dispute over production levels;
•	the cyclical nature of the oil and gas industry;
•	uncertainties associated with the United States and worldwide economies;
•	uncertainties regarding political tensions in the Middle East, South America, Africa and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;
•	uncertainties regarding future oil and gas exploration and production activities, including new regulations, customs requirements and product testing requirements;
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

Many of such factors are beyond the Company’s ability to control or predict, and the effects of the COVID-19 pandemic may give rise to risks that are currently unknown or amplify the risks associated with many of these factors. Any of the factors, or a combination of these factors, could materially affect the Company’s future results of operations and the ultimate accuracy of the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Every forward-looking statement speaks only as of the date of the particular statement, and the Company undertakes no obligation to publicly update or revise any forward-looking statement.

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

Item 6.

(a) Exhibits

The following Exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

*3.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2014).

*4.1	—	Form of Certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-13439).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Raj Kumar.

32.1	—	Section 1350 Certification of Blake T. DeBerry.

32.2	—	Section 1350 Certification of Raj Kumar.

101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

Date: July 30, 2020	BY:	/s/ Raj Kumar
Raj Kumar,
Vice President – Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)