Form 10-Q
period 2020-09-30
DRIL-QUIP INC
filed 2020-10-29
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of October 26, 2020, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,095,795.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$359,171	$398,946
Trade receivables, net	93,502	107,626
Unbilled receivables	145,349	140,534
Inventories, net	219,007	205,062
Prepaids and other current assets	45,973	28,321
Total current assets	863,002	880,489
Operating lease right of use assets	7,221	5,144
Property, plant and equipment, net	239,591	258,497
Deferred income taxes	9,325	8,936
Goodwill	-	7,947
Intangible assets	29,895	32,245
Other assets	10,505	13,307
Total assets	$1,159,539	$1,206,565
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,186	$46,324
Accrued income taxes	6,783	4,561
Contract liabilities	7,134	6,901
Accrued compensation	8,290	13,599
Operating lease liabilities	1,257	1,314
Other accrued liabilities	26,332	24,241
Total current liabilities	100,982	96,940
Deferred income taxes	3,657	4,150
Income tax payable	9,253	8,868
Operating lease liabilities, long-term	5,952	3,801
Other long-term liabilities	2,133	2,105
Total liabilities	121,977	115,864
Contingencies (Note 12)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 35,093,933 and 35,859,540 shares issued and outstanding at September 30, 2020 and December 31, 2019	363	371
Additional paid-in capital	62,331	52,870
Retained earnings	1,136,517	1,181,023
Accumulated other comprehensive losses	(161,649)	(143,563)
Total stockholders' equity	1,037,562	1,090,701
Total liabilities and stockholders' equity	$1,159,539	$1,206,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Revenues:
Products	$66,451	$81,851	$197,142	$224,518
Services	17,778	17,884	57,342	52,936
Leasing	7,066	8,492	23,255	28,899
Total revenues	91,295	108,227	277,739	306,353
Cost and expenses:
Cost of sales:
Products	50,550	58,632	153,926	163,750
Services	9,125	8,451	28,035	27,906
Leasing	7,536	8,940	23,591	27,615
Total cost of sales	67,211	76,023	205,552	219,271
Selling, general and administrative	20,843	29,105	68,832	77,411
Engineering and product development	3,983	3,754	14,882	12,531
Impairments	-	-	7,719	-
Restructuring and other charges	602	546	34,902	3,961
(Gain) loss on sale of assets	14	(280)	(538)	(1,483)
Foreign currency transaction (gains) and losses	746	(1,143)	(1,679)	(2,079)
Total costs and expenses	93,399	108,005	329,670	309,612
Operating income (loss)	(2,104)	222	(51,931)	(3,259)
Interest income	188	1,906	2,047	6,592
Interest expense	(138)	(26)	(538)	(148)
Income (loss) before income taxes	(2,054)	2,102	(50,422)	3,185
Income tax provision (benefit)	(16,380)	3,412	(30,908)	8,864
Net income (loss)	$14,326	$(1,310)	$(19,514)	$(5,679)
Income (loss) per common share:
Basic	$0.41	$(0.04)	$(0.55)	$(0.16)
Diluted	$0.41	$(0.04)	$(0.55)	$(0.16)
Weighted average common shares outstanding:
Basic	35,049	35,559	35,255	35,827
Diluted	35,249	35,559	35,255	35,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Net income (loss)	$14,326	$(1,310)	$(19,514)	$(5,679)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,845	(9,621)	(18,086)	(10,311)
Total comprehensive income (loss)	$19,171	$(10,931)	$(37,600)	$(15,990)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,
	2020	2019
	(In thousands)
Operating activities
Net loss	$(19,514)	$(5,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,721	25,155
Release of contingent consideration	-	(2,001)
Stock-based compensation expense	9,461	15,746
Impairments	7,719	-
Restructuring and other charges	34,902	162
Gain on sale of assets	(538)	(1,483)
Deferred income taxes	(2,116)	(534)
Changes in operating assets and liabilities:
Trade receivables, net	8,705	7,727
Unbilled receivables	(4,815)	(43,193)
Inventories, net	(38,475)	(15,624)
Prepaids and other assets	(23,185)	12,744
Accounts payable and accrued expenses	(1,169)	13,667
Other, net	2	(63)
Net cash provided by (used in) operating activities	(4,302)	6,624
Investing activities
Purchase of property, plant and equipment	(10,243)	(8,620)
Proceeds from sale of equipment	3,646	2,401
Net cash used in investing activities	(6,597)	(6,219)
Financing activities
Repurchase of common shares	(25,000)	(5,365)
Proceeds from exercise of stock options	-	2,327
Other	(176)	(239)
Net cash used in financing activities	(25,176)	(3,277)
Effect of exchange rate changes on cash activities	(3,700)	(2,126)
Decrease in cash and cash equivalents	(39,775)	(4,998)
Cash and cash equivalents at beginning of period	398,946	418,100
Cash and cash equivalents at end of period	$359,171	$413,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at July 1, 2020	$363	$59,327	$1,122,191	$(166,494)	$1,015,387
Foreign currency translation adjustment	-	-	-	4,845	4,845
Net income	-	-	14,326	-	14,326
Comprehensive income	-	-	-	-	19,171
Stock option expense	-	3,004	-	-	3,004
Balance at September 30, 2020	$363	$62,331	$1,136,517	$(161,649)	$1,037,562

Balance at January 1, 2020	$371	$52,870	$1,181,023	$(143,563)	$1,090,701
Foreign currency translation adjustment	-	-	-	(18,086)	(18,086)
Net loss	-	-	(19,514)	-	(19,514)
Comprehensive loss	-	-	-	-	(37,600)
Repurchase of common stock (808,389 shares)	(8)	-	(24,992)	-	(25,000)
Stock option expense	-	9,461	-	-	9,461
Balance at September 30, 2020	$363	$62,331	$1,136,517	$(161,649)	$1,037,562

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at July 1, 2019	$376	$43,053	$1,199,502	$(145,803)	$1,097,128
Foreign currency translation adjustment	-	-	-	(9,621)	(9,621)
Net loss	-	-	(1,310)	-	(1,310)
Comprehensive loss					(10,931)
Repurchase of common stock (75,737 shares)	(1)	-	(3,367)	-	(3,368)
Options exercised and awards vested (47,712 shares), net of shares withheld for employee taxes	1	2,181	-	-	2,182
Stock option expense	-	7,663	-	-	7,663
Other	-	(1)	(1)	-	(2)
Balance at September 30, 2019	$376	$52,896	$1,194,824	$(155,424)	$1,092,672

Balance at January 1, 2019	$376	$34,953	$1,205,946	$(145,113)	$1,096,162
Foreign currency translation adjustment	-	-		(10,311)	(10,311)
Net loss	-	-	(5,679)	-	(5,679)
Comprehensive loss					(15,990)
Repurchase of common stock (125,888 shares)	(1)	-	(5,364)	-	(5,365)
Options exercised and awards vested (47,712 shares), net of shares withheld for employee taxes	1	2,181	-	-	2,182
Stock option expense	-	15,746	-	-	15,746
Other	-	16	(79)	-	(63)
Balance at September 30, 2019	$376	$52,896	$1,194,824	$(155,424)	$1,092,672

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

The Company’s operations are organized into three geographic segments — Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has major manufacturing facilities in all three of its regional headquarter locations, as well as in Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Azerbaijan, Denmark, Norway and Holland; Dril-Quip Asia-Pacific PTE Ltd., located in Singapore; and Dril-Quip do Brasil LTDA, located in Macae, Brazil. Other operating subsidiaries include TIW Corporation (TIW) and Honing, Inc., both located in Houston, Texas; DQ Holdings Pty. Ltd., located in Perth, Australia; Dril-Quip Cross (Ghana) Ltd., located in Takoradi, Ghana; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip TIW Saudi Arabia Limited, located in Dammam, Kingdom of Saudi Arabia; Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China, with branches in Shenzhen and Beijing, China; Dril-Quip Qatar LLC, located in Doha, Qatar; Dril-Quip TIW Mexico S. de R.L.C.V., located in Villahermosa, Mexico; TIW de Venezuela S.A., located in Anaco, Venezuela and with a registered branch located in Ecuador; TIW (UK) Limited, located in Aberdeen, Scotland; TIW Hungary LLC, located in Szolnok, Hungary; and TIW International LLC, with a registered branch located in Singapore.

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements as of that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of September 30, 2020 and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020 and cash flows for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The outbreak of COVID-19 and its development into a pandemic has continued to result in significant economic disruption globally. Although we have seen some relaxation in the actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19, such actions continue to impact our business and have significantly reduced global economic activity and caused global demand for oil and gas to decrease at an unprecedented rate. This demand reduction was further exacerbated by disputes over oil production by the Organization of Petroleum Exporting Countries (OPEC) and non-OPEC nations. Although the OPEC and non-OPEC nations have since agreed upon substantial production cuts to stabilize oil prices, the dispute has led to significant declines and volatility in crude oil prices, resulting in a challenging industry environment. The extent of the impact of the pandemic and the decline in oil prices on our operational and financial performance will depend on future developments, which are uncertain and cannot be predicted. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

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

Revenue Recognition

The Company generates revenues through the sale of products, the sale of services and the leasing of running tools. The Company normally negotiates contracts for products, including those accounted for under the over time method, rental tools and services separately. Modifications to the scope and price of sales contracts may occur in the form of variations and change orders. For all product sales, it is the customer’s decision as to the timing of the product installation, as well as whether Dril-Quip running tools will be purchased or rented. Furthermore, the customer is under no obligation to utilize the Company’s technical advisory assistance services. The customer may instead choose to use a third party or its own personnel.

Lease revenues

The Company earns lease revenues from the rental of running tools and rental of its forging facility. Rental revenues are recognized within leasing revenues on a day rate basis over the lease term, which is generally between one to three months. Rental revenue from the forging facility is recognized on a straight-line basis over the expected life of the lease. Lease revenues from rental of running tools for the three and nine months ended September 30, 2020 were $6.6 million and $21.7 million, respectively, and lease revenues from rental of facilities were $0.5 million and $1.6 million, respectively, for the same period.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables and payables. The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature.

Goodwill and indefinite-lived intangible assets

For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. We complete our annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of each of our reporting unit’s net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a discounted cash flow approach. We selected this valuation approach because we believe it, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for each of our reporting units. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital ("discount rates"), a terminal growth value, and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value. In March 2020, the overall offshore market conditions declined primarily due to the outbreak of the COVID-19 pandemic and the developments in the global oil markets. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential contract delays. As a result, an interim goodwill impairment analysis was performed in connection with the preparation and review of financial statements during the first quarter of 2020. Based on this analysis, we fully impaired our goodwill balance of $7.7 million, all of which was in the Eastern Hemisphere reporting unit.

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

Restructuring and Other Charges

During 2020, the overall offshore market conditions declined as a result of the COVID-19 pandemic and developments in global oil markets. As such, we incurred additional costs under our existing 2018 global strategic plan to realign our manufacturing facilities globally. We incurred restructuring and other charges of $0.6 million primarily related to consulting fees for the three months ended September 30, 2020. We incurred restructuring and other charges of $34.9 million related to non-cash inventory write-downs, long-lived asset write-downs, severance and other charges of approximately $17.3 million, $7.8 million, $8.4 million and $1.4 million, respectively, for the nine months ended September 30, 2020. These charges are reflected as "Restructuring and other charges" in our condensed consolidated statements of income (loss).

In the third quarter of 2018, we initiated a global strategic plan to better align our operations with market conditions and finalized this plan during the second quarter of 2019. As a result of this plan, during the three and nine months ended September 30, 2019, we incurred restructuring charges of approximately $0.5 million and $4.0 million, respectively. All of these charges primarily relate to employee termination benefits and consulting fees.

Treasury Shares

On February 26, 2019, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date, and any repurchased shares are expected to be cancelled. For the three months ended September 30, 2020, the Company purchased no shares under the share repurchase plan. For the nine months ended September 30, 2020, the Company purchased 808,389 shares under the share repurchase plan at an average price of approximately $30.91 per share totaling approximately $25.0 million and has retired such shares.

For the three month period ended September 30, 2019, the Company purchased 75,737 shares under the share repurchase plan at an average price of approximately $44.45 per share totaling approximately $3.4 million and has retired such shares. For the nine-month period ended September 30, 2019, the Company purchased 125,888 shares under the share repurchase plan at an average price of approximately $42.60 per share totaling approximately $5.4 million and has retired such shares.

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

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Weighted average common shares outstanding – basic	35,049	35,559	35,255	35,827
Dilutive effect of common stock awards	200	-	-	-
Weighted average common shares outstanding – diluted	35,249	35,559	35,255	35,827

For the three and nine months ended September 30, 2020 and 2019, the Company has excluded the following common stock options and awards because their impact on the income/(loss) per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Director stock awards	-	39	45	37
Stock options	-	170	122	200
Performance share units	9	298	276	298
Restricted stock awards	7	332	326	343

Reclassifications

We reclassified approximately $1.1 million and $2.1 million of foreign currency transaction gains for the three and nine months ended September 30, 2019, respectively, from selling, general and administrative to foreign currency transaction (gains) and losses. These reclassifications did not have an impact on our condensed consolidated statements of income (loss), condensed consolidated balance sheets, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows.

During the three months ended September 30, 2019, the Company identified errors related to a product contract in which the performance obligation was satisfied in the three months ended June 30, 2019 and product costs of sales were incorrectly eliminated at June 30, 2019. The Company recorded in the three months ended September 30, 2019 out-of-period adjustments, which increased product revenue by $3.4 million and decreased net income (loss) by $1.5 million. Management determined the errors were not material to the previously issued condensed consolidated interim financial statements as of and for the three and six months ended June 30, 2019. In addition, the correction of the errors in the three months ended September 30, 2019 was not material on either a quantitative basis or a qualitative basis.

3. New Accounting Standards

In June 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04 “Reference Rate Reform (Topic 848).” Topic 848 is effective for fiscal years and interim periods beginning as of March 12, 2020 through December 31, 2022. This update provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. We are currently in the process of assessing the impact of this guidance on our financial position, results of operations and cash flows.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740).” Topic 740 is effective for fiscal years and interim periods beginning after December 15, 2020. This update simplifies the accounting for income taxes by removing certain exceptions such as the exception to the incremental approach for intraperiod tax allocation, the exception to the requirement to recognize a deferred tax liability for equity method investments, the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary and the exception to the general methodology for calculating income taxes in an interim period. We are currently in the process of assessing the impact of this guidance on our financial position, results of operations and cash flows.

4. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Three months ended September 30,
	Western Hemisphere		Eastern Hemisphere		Asia- Pacific		Total
	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)
Product Revenues	$36,095	$42,561	$13,377	$23,656	$16,979	$15,634	$66,451	$81,851
Service Revenues	10,974	11,057	3,689	4,654	3,115	2,173	17,778	17,884
Total	$47,069	$53,618	$17,066	$28,310	$20,094	$17,807	$84,229	$99,735

	Nine months ended September 30,
	Western Hemisphere		Eastern Hemisphere		Asia- Pacific		Total
	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)
Product Revenues	$114,364	$117,820	$45,772	$66,815	$37,006	$39,883	$197,142	$224,518
Service Revenues	35,094	30,063	11,620	14,528	10,628	8,345	57,342	52,936
Total	$149,458	$147,883	$57,392	$81,343	$47,634	$48,228	$254,484	$277,454

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2019	$136,332
Additions	95,973
Transfers to Trade Receivables, Net	(89,834)
Contract Assets at September 30, 2020	$142,471

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2019	$6,901
Additions	3,596
Revenue Recognized	(3,423)
Contract Liabilities at September 30, 2020	$7,074

Contract assets include unbilled accounts receivable associated with contracts accounted for under the over time accounting method which were approximately $106.3 million and $83.2 million at September 30, 2020 and December 31, 2019, respectively. Unbilled contract assets are transferred to trade receivables, net, when billing milestones are achieved. The contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of September 30, 2020.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $76.5 million as of September 30, 2020. The Company expects to recognize revenue on approximately 81.4% of the remaining performance obligations over the next 12 months and the remaining 18.6% thereafter.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

5. Stock-Based Compensation and Stock Awards

During the three and nine months ended September 30, 2020, the Company recognized approximately $3.0 million and $9.5 million, respectively, of stock-based compensation expense. Stock-based compensation is included in "Selling, general and administrative" in our accompanying condensed consolidated statements of income (loss) and "Additional paid-in capital" in our accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2019, the Company recognized approximately $7.7 million and $15.7 million, respectively, which includes approximately $1.8 million related to accelerated vesting of restricted stock awards and approximately $2.4 million related to continued vesting of performance share units pursuant to a separation agreement with our former Chief Operating Officer entered into during the first quarter of 2019. No stock-based compensation expense was capitalized during the three and nine months ended September 30, 2020 or 2019.

6. Inventories, net

Inventories consist of the following:

	September 30,	December 31,
	2020	2019
	(In thousands)
Raw materials and supplies	$38,456	$46,282
Work in progress	53,427	54,171
Finished goods	209,291	175,629
	301,174	276,082
Less: allowance for slow moving and excess inventory	(82,167)	(71,020)
Total inventory	$219,007	$205,062

7. Impairment, Restructuring and Other Charges

Restructuring and Other Charges

As a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in global oil markets, which triggered historically low crude oil prices and decreases in our customers’ capital budgets, we incurred additional costs under our 2018 global strategic plan primarily focused on workforce reductions and the reorganization of certain facilities during the first quarter of 2020. We expect to incur these costs associated with such plan throughout the year. These charges are reflected as "Restructuring and other charges" in our condensed consolidated statements of income (loss).

The following table summarizes the components of charges included in "Restructuring and other charges" in our condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Inventory write-down	$-	$-	$17,272	$-
Severance	-	-	8,399	1,125
Long-lived asset write-down	-	-	7,854	-
Other	602	546	1,377	2,836
	$602	$546	$34,902	$3,961

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges as of September 30, 2020 (in thousands):

Total
Beginning balance at January 1, 2020	$-
Additions for costs expensed	8,399
Reductions for payments	(5,799)
Ending balance at September 30, 2020	$2,600

Goodwill Impairment

Impairment losses consist of a full impairment of our Goodwill balance of $7.7 million, which occurred in connection with our preparation and review of financial statements during the first quarter of 2020. These charges are reflected as "Impairments" in our condensed consolidated statements of income (loss). No goodwill impairment losses were recorded for the three and nine months ended September 30, 2019.

8. Intangible Assets

Intangible assets consist of the following:

		September 30, 2020
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,084	$(823)	$(32)	$7,229
Patents	15 - 30 years	5,952	(2,557)	(3)	3,392
Customer relationships	5 - 15 years	25,943	(6,768)	(76)	19,099
Non-compete agreements	3 years	171	(171)	-	-
Organizational costs	indefinite	179	-	(4)	175
		$40,329	$(10,319)	$(115)	$29,895

		December 31, 2019
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,159	$(512)	$47	$7,694
Patents	15 - 30 years	5,945	(2,529)	-	3,416
Customer relationships	5 - 15 years	25,787	(4,954)	122	20,955
Non-compete agreements	3 years	171	(170)	-	1
Organizational costs	indefinite	172	-	7	179
		$40,234	$(8,165)	$176	$32,245

9. Asset Backed Loan (ABL) Credit Facility

On February 23, 2018, the Company, as borrower, and the Company’s subsidiaries TIW and Honing, Inc., as guarantors, entered into a five-year senior secured revolving credit facility (the “ABL Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions, as lenders with total commitments of $100.0 million, including up to $10.0 million available for letters of credit. The maximum amount that the Company may borrow under the ABL Credit Facility is subject to the borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.

All obligations under the ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by the Company, TIW, Honing, Inc., and future significant domestic subsidiaries, subject to customary exceptions. Borrowings under the ABL Credit Facility are secured by liens on substantially all of the Company’s personal property, and bear interest at the Company’s option at either (i) the CB Floating Rate (as defined therein), calculated as the rate of interest publicly announced by JPMorgan Chase Bank, N.A., as its “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, with such CB Floating Rate not being less than Adjusted One Month LIBOR (as defined therein) or (ii) the Adjusted LIBOR (as defined therein), plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 1.50% per annum for CBFR loans and 2.00% to 2.50% per annum for Eurodollar loans and, in each case, is based on the Company’s leverage ratio. The unused portion of the ABL Credit Facility is subject to a commitment fee that varies from 0.250% to 0.375% per annum, according to the average unused commitments under the ABL Credit Facility. Interest on Eurodollar loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on CB Floating Rate loans is payable monthly in arrears.

The ABL Credit Facility contains various covenants and restrictive provisions that limit the Company’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions; and (5) engage in transactions with affiliates. The ABL Credit Facility also requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0, based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to the Company’s other indebtedness. The Company is in compliance with the related covenants as of September 30, 2020.

As of September 30, 2020, the availability under the ABL Credit Facility was $44.6 million, after taking into account the outstanding letters of credit of approximately $1.0 million issued under the facility.

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

Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

	Three months ended September 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)
Revenues
Products
Point in Time	$16,937	$30,135	$8,033	$18,514	$7,776	$10,890	$-	$-	$32,746	$59,539
Over Time	19,158	12,425	5,344	5,143	9,203	4,744	-	-	33,705	22,312
Total Products	36,095	42,560	13,377	23,657	16,979	15,634	-	-	66,451	81,851
Services
Technical Advisory	8,317	8,165	2,285	3,301	2,402	2,050	-	-	13,004	13,516
Reconditioning	2,657	2,892	1,404	1,353	713	123	-	-	4,774	4,368
Total Services (excluding rental tools)	10,974	11,057	3,689	4,654	3,115	2,173	-	-	17,778	17,884
Leasing	5,384	4,658	1,970	2,719	(288)	1,115	-	-	7,066	8,492
Total Services (including rental tools)	16,358	15,715	5,659	7,373	2,827	3,288	-	-	24,844	26,376
Intercompany	3,060	2,572	1,006	72	4,329	2,458		-	8,395	5,102
Eliminations	-	-	-	-	-	-	(8,395)	(5,102)	(8,395)	(5,102)
Total Revenues	$55,513	$60,847	$20,042	$31,102	$24,135	$21,380	$(8,395)	$(5,102)	$91,295	$108,227
Depreciation and amortization	$4,831	$5,327	$882	$970	$1,265	$1,240	$930	$767	$7,908	$8,304
Income (loss) before income taxes	$3,339	$3,882	$3,255	$11,627	$5,396	$6,051	$(14,044)	$(19,458)	$(2,054)	$2,102

During the three months ended September 30, 2020, we recorded restructuring and other charges of $0.6 million, consisting primarily of consulting fees in DQ Corporate. During the three months ended September 30, 2019, we recorded restructuring and other charges of $0.5 million, consisting primarily of consulting fees in DQ Corporate.

	Nine months ended September 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)
Revenues
Products
Point in Time	$54,774	$81,120	$23,834	$50,458	$20,516	$31,846	$-	$-	$99,124	$163,424
Over Time	59,590	36,700	21,938	16,357	16,490	8,037	-	-	98,018	61,094
Total Products	114,364	117,820	45,772	66,815	37,006	39,883	-	-	197,142	224,518
Services
Technical Advisory	26,169	22,118	7,718	11,428	8,629	7,331	-	-	42,516	40,877
Reconditioning	8,925	7,945	3,902	3,100	1,999	1,014	-	-	14,826	12,059
Total Services (excluding rental tools)	35,094	30,063	11,620	14,528	10,628	8,345	-	-	57,342	52,936
Leasing	13,819	15,942	6,544	8,804	2,892	4,153	-	-	23,255	28,899
Total Services (including rental tools)	48,913	46,005	18,164	23,332	13,520	12,498	-	-	80,597	81,835
Intercompany	8,691	9,185	2,026	418	9,998	4,237	-	-	20,715	13,840
Eliminations	-	-	-	-	-	-	(20,715)	(13,840)	(20,715)	(13,840)
Total	$171,968	$173,010	$65,962	$90,565	$60,524	$56,618	$(20,715)	$(13,840)	$277,739	$306,353
Depreciation and amortization	$15,254	$16,183	$2,808	$3,198	$3,859	$3,637	$2,800	$2,137	$24,721	$25,155
Income (loss) before income taxes	$16,516	$12,291	$(27,415)	$25,529	$12,580	$17,951	$(52,103)	$(52,586)	$(50,422)	$3,185

During the nine months ended September 30, 2020, we recorded impairments, restructuring and other charges of $42.6 million. Of these charges, $32.1 million was recorded in the Eastern Hemisphere, $3.2 million in the Western Hemisphere, $7.1 million in DQ Corporate and $0.2 million in Asia-Pacific. During the nine months ended September 30, 2019, we recorded $4.0 million of restructuring and other charges, primarily related to consulting fees, and an approximate $1.1 million payout to our former Chief Operating Officer, pursuant to a separation agreement entered into with him during the first quarter of 2019.

	September 30, 2020	December 31, 2019
	(In thousands)
Total long-lived assets:
Western Hemisphere	$364,056	$379,776
Eastern Hemisphere	235,521	246,854
Asia-Pacific	68,898	71,384
Eliminations	(371,938)	(371,938)
Total	$296,537	$326,076

Total assets:
Western Hemisphere	$776,385	$732,716
Eastern Hemisphere	785,576	818,803
Asia-Pacific	189,543	181,188
Eliminations	(591,965)	(526,142)
Total	$1,159,539	$1,206,565

As of September 30, 2020, we wrote down $25.1 million related to inventory and long-lived assets balances, with $22.3 million recorded in the Eastern Hemisphere and $2.8 million in the Western Hemisphere. We also recorded a full impairment of our goodwill balance of $7.7 million during the first quarter of 2020, all of which was in the Eastern Hemisphere.

11. Income Tax

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and includes tax relief provisions and incentives for businesses impacted by COVID-19. The CARES Act includes provisions relating to net operating loss carryback periods which have discretely impacted and increased the effective tax rate by 72.5% in the current period.

The effective tax rate for the three and nine months ended September 30, 2020 was 797.5% and 61.3%, respectively, compared to 162.3% and 278.3%, respectively, for the same period in 2019. The change in the effective tax rate between the periods resulted primarily from discretely recognized tax benefits of Net Operating Losses (“NOLs”), changes in income or loss earned in foreign jurisdictions, impairment losses, changes in valuation allowances in the United States and in various foreign countries, deferred tax accrual for unrepatriated foreign earnings and the mix of earnings in jurisdictions with differing tax rates.

We have historically considered the majority of undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested, and, accordingly, no deferred taxes had been provided on the indefinitely reinvested earnings. As of June 30, 2020, the Company reversed its indefinite reinvestment assertion. As a result, we recorded a deferred foreign tax liability, which had a balance of $3.8 million as of September 30, 2020, and is primarily related to estimated foreign withholding tax associated with repatriating all non-U.S. earnings back to the United States.

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

FMC Technologies Lawsuit

On October 5, 2020, FMC Technologies, Inc. (“FMC”) sued the Company alleging misappropriation of trade secrets and seeking money damages and injunctive relief in the 127th District Court of Harris County in an action styled FMC Technologies, Inc. v. Richard Murphy and Dril-Quip, Inc., Cause No. 2020-63081. FMC alleges that its former employee communicated FMC trade secrets to the Company prior to being hired by the Company and that the Company used those trade secrets in its VXTe subsea tree systems. The Company denies these allegations and intends to vigorously defend against this lawsuit. The Company has not accrued any liability in conjunction with this matter.

General

The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and is dependent on the condition of the oil and gas industry. Additionally, certain of the Company’s products are used in potentially hazardous drilling, completion, and production applications that can cause personal injury, property damage and environmental claims. Although exposure to such risks have not resulted in any significant problems in the past, there can be no assurance that ongoing and future developments will not adversely impact the Company.

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

•	project terminations, suspensions or scope adjustments to contracts reflected in the Company’s backlog;
•	the Company’s reliance on product development;
•	technological developments;
•	declines in investor and lender sentiment with respect to, and new capital investments in, the oil and gas industry;
•	the Company’s reliance on third-party technologies;
•	acquisition and merger activities involving the Company or its competitors;
•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;
•	the Company’s reliance on sources of raw materials, including any increase in steel costs or decreases in steel supply as a result of global tariffs on certain imported steel mill products;
•	impact of environmental matters, including future environmental regulations;
•	competitive products and pricing pressures;
•	fluctuations in foreign currency, including those attributable to the Brexit;
•	the ability of the OPEC to set and maintain production levels and pricing;
•	oil and natural gas production levels by non-OPEC countries;
•	the Company’s reliance on significant customers;
•	creditworthiness of the Company’s customers;
•	fixed-price contracts;
•	changes in general economic, market or business conditions;
•	access to capital markets;
•	negative outcome of litigation, threatened litigation or government proceedings;
•	terrorist threats or acts, war and civil disturbances; and
•	changes to, and differing interpretations of, tax laws with respect to our operations and subsidiaries.

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

Business Environment

  On June 24, 2020, the Company and Proserv Group, Inc. (“Proserv”) announced an agreement pursuant to which the Company would rely upon Proserv for the manufacture and supply of its subsea control systems. The agreement allows the Company to continue to serve its existing subsea controls customers with the support and collaboration of Proserv and follows the Company’s strategic decision to consolidate the supply and development of control systems with a dedicated subsea controls provider. This arrangement will allow the Company to avoid operating and research and development costs related to subsea controls, which typically are between $8 million and $10 million per year.

The outbreak of COVID-19 during the first quarter of 2020 and its subsequent development into a pandemic has continued to result in significant economic disruption globally. Although we have seen some relaxation in the actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19, such actions continue to impact our business and have significantly reduced global economic activity and caused worldwide demand for oil and gas to decrease at an unprecedented rate. This demand reduction was further exacerbated by disputes over oil production by the Organization of Petroleum Exporting Countries (OPEC) and non-OPEC nations. Although the OPEC and non-OPEC nations have since implemented substantial production cuts to stabilize oil prices, the initial dispute coupled with the effects of the pandemic have led to a significant decline in crude oil prices, resulting in a challenging industry environment.

In addition to this, the pandemic has continued to cause disruption to our suppliers and their sub-contractors. Our suppliers and their sub-contractors’ operations experienced disruptions related to worker absenteeism, quarantine, travel and health-related restrictions. This in turn exerts downward pressure on our global manufacturing capacity and scheduling as our supply chain is disrupted causing delays in product shipments and leading to an increase of our inventory balance. As a result of these disruptions and the related downturn in customer activity, overall production output decreased by 8% as compared to the prior quarter. We actively review our global production plans with our supply chain and manufacturing groups and adopt contingency plans where possible to minimize the impact of these COVID-19 related disruptions.

The proactive safety measures we had previously implemented in response to the COVID-19 pandemic to protect the health and safety of our employees, customers, partners and suppliers globally will continue to remain in place until we have determined that the COVID-19 pandemic has been adequately contained. We enacted rigorous safety measures in all of our sites, including implementing social distancing protocols, requiring remote work arrangements where possible, staggering shifts, suspending travel, extensively and frequently disinfecting our workspaces and providing masks to those employees who must be physically present at work. Furthermore, we have also utilized government employee support packages where available, in an effort to retain employees during this uncertain period.

During the second and third quarter, the Company took advantage of the Payroll Tax Deferral provided by the Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”). The Payroll Tax Deferral allows the Company to defer the payment of the Company’s share of FICA taxes of 6.2%. As such, the Company was able to defer its share of FICA taxes for the period beginning March 27, 2020 and ending December 31, 2020 to 2021. This resulted in approximately $3.1 million in FICA cash tax payments being deferred to next year. The Company must still deposit its share of the Medicare hospital insurance tax of 1.45% as well as all of the employee’s share of the payroll taxes withheld. The CARES Act also provides for the five-year carryback of Net Operating Losses (“NOLs”) generated in the 2018, 2019 and 2020 taxable years. Taxpayers with NOLs may be able to file amended returns to carry those NOLs back to previous years to generate immediate cash refunds. In addition, the taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. In view of this, the Company booked the estimated benefit of the expected 2019 NOL carryback refund in 2020 of $31.1 million.

During the second and third quarter of 2020, the Company also took advantage of the Singapore Job Support Scheme under which the Singaporean government introduced a plan to help businesses co-fund wages of workers to encourage employers to retain their workers. The Company has recorded an estimated benefit of $1.9 million through September 30, 2020.

We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained. In compliance with the orders issued by certain local jurisdictions in which the Company operates, the Company has continued the practice of requiring all employees to wear a face mask or covering while working at all sites. We may take further safety precautions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

All our facilities currently remain operational with staggered shifts which has impacted production output. We expect the constraints and limits imposed on our operations to slow or diminish our research and development activities and qualification activities with our customers. We do not believe that remote work arrangements have adversely affected our ability to maintain financial reporting systems, internal control over financial reporting and disclosure controls and procedures. The Company has taken steps and adjusted its workforce to be in line with the current situation as we continue to monitor ongoing market conditions. The extent to which our future results are affected by these externalities will depend on various factors and circumstances beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of containing the virus and developments in the global oil markets. We believe the COVID-19 pandemic will continue to negatively impact oilfield activity for the majority of 2020 and possibly linger into 2021. Similarly, we expect that the oil price decline, and continued uncertainty regarding its duration, will continue to have a negative impact on oil and gas activities. In addition to this, COVID-19 and the associated depressed global economic conditions could also aggravate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including leading to further material impairment charges.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended		Nine months ended
	September 30,		September 30,
Brent Crude Oil Price per Barrel	2020	2019	2020	2019
Low	$38.53	$55.03	$9.12	$53.23
High	46.01	68.42	70.25	74.94
Average	42.91	61.95	41.15	64.65
Closing	40.30	60.99	40.30	60.99

According to the October 2020 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $41 per barrel in 2020 and $47 per barrel in 2021, compared with an average of $64 per barrel in 2019. In its September 2020 Oil Market Report, the International Energy Agency projected global oil demand to decrease by 8.4 million barrels per day in 2020 but projected to grow by 5.5 million barrels per day in 2021. Although the OPEC and non-OPEC nations have implemented substantial production cuts to stabilize oil prices, this decrease in demand coupled with an overabundance of supply has resulted in the Brent Crude Oil price per barrel to remain relatively unchanged at $39.06 as of October 26, 2020.

Lower crude oil and natural gas prices have resulted in a trend of customers seeking to renegotiate contract terms with the Company, including reductions in the prices of its products and services, extensions of delivery terms and, in some instances, contract revisions. In some cases, a customer may already hold inventory of the Company’s equipment, which may delay the placement of new orders. In addition, some of the Company’s customers could experience liquidity or solvency issues or could otherwise be unable or unwilling to perform under a contract, which could ultimately lead a customer to enter bankruptcy or otherwise encourage a customer to seek to repudiate, cancel or renegotiate a contract. An extended period of reduced crude oil and natural gas prices may accelerate these trends. If the Company experiences significant contract terminations, suspensions or scope adjustments to its contracts, then its financial condition, results of operations and cash flows may be adversely impacted.

Offshore Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the nine months ended September 30, 2020 and 2019. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Nine months ended September 30,
	2020		2019
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	56	46	51	44
Eastern Hemisphere	50	63	64	73
Asia-Pacific	36	261	39	248
Total	142	370	154	365

Source: IHS—Petrodata RigBase – September 30, 2020 and 2019

According to IHS-Petrodata RigBase, as of September 30, 2020, there were 479 contracted rigs for the Company’s geographic regions (132 floating rigs and 347 jack-up rigs), which represents an 11.0% decrease from the rig count of 538 rigs (158 floating rigs and 380 jack-up rigs) as of September 30, 2019. Since the outbreak of the COVID-19 pandemic, the industry has seen an increase in contract cancellations, and we expect this trend to continue due to the current market conditions as evidenced by the contracted rig count as of September 30, 2020.

The Company believes that the number of rigs (semi-submersibles, drillships and jack-up rigs) under construction impacts its backlog and resulting revenues because in certain cases, its customers order some of the Company’s products during the construction of such rigs. As a result, an increase in rig construction activity tends to favorably impact the Company’s backlog while a decrease in rig construction activity tends to negatively impact the Company’s backlog. According to IHS-Petrodata RigBase, as of September 30, 2020 and 2019, there were 67 and 84 rigs, respectively, under construction, which represents an approximate 20.2% decrease in rigs under construction. The expected delivery dates for the rigs under construction at September 30, 2020 are as follows:

	Floating	Jack-Up
	Rigs	Rigs	Total
2020	3	5	8
2021	16	27	43
2022	7	9	16
2023	-	-	-
After 2023 or unspecified delivery date	-	-	-
Total	26	41	67

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

The imposition of any additional tariffs or initiation of trade restrictions by or against the United States could cause our cost of raw materials to increase or affect the markets for our products. However, given the uncertainty regarding the scope and duration of these trade actions by the United States and other countries, their ultimate impact on our business and operations remains uncertain.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at September 30, 2020 was approximately $221.6 million, compared to approximately $237.9 million at June 30, 2020, $261.1 million at March 31, 2020 and $272.5 million at December 31, 2019.

The following table represents the change in backlog for the three months ended September 30, 2020, June 30, 2020, March 31, 2020 and December 31, 2019:

	Three months ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
	(In thousands)
Beginning Backlog	$237,867	$261,132	$272,537	$250,673
Bookings:
Product (1)	50,740	43,165	60,137	95,589
Service	17,778	20,750	18,814	19,082
Leasing	7,066	6,563	9,626	10,610
Cancellation/Revision adjustments	(4,305)	(2,695)	(2,266)	5,022
Translation adjustments	3,715	(602)	(1,718)	15
Total Bookings	74,994	67,181	84,593	130,318
Revenues:
Product	66,451	63,133	67,558	78,762
Service	17,778	20,750	18,814	19,082
Leasing	7,066	6,563	9,626	10,610
Total Revenue	91,295	90,446	95,998	108,454
Ending Backlog	$221,566	$237,867	$261,132	$272,537

(1)

The backlog data shown above includes all bookings as of September 30, 2020, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $76.5 million as of September 30, 2020 within “Revenue Recognition”, Note 4 to the Notes to Condensed Consolidated Financial Statements.

As of September 30, 2019, the total number of the Company's employees were 1,639, of which 830 were located in the United States. The total number of the Company’s employees as of December 31, 2019 were 1,690, of which 851 were located in the United States. As a result of worldwide reductions in workforce and natural attrition, the total number of employees as of September 30, 2020 was 1,444, a 14.6% reduction from December 2019, of which 748 were located in the United States.

The United Kingdom (U.K.) formally left the European Union (E.U.) on January 31, 2020, commonly known as “Brexit”. Under the terms of the withdrawal agreement, the U.K. entered a transition period until December 31, 2020 in order to allow U.K. – E.U. negotiations on the future of the U.K. – E.U. relationship to take place. During the transition period, all E.U. law, across all policy areas, is still applicable to, and in, the U.K., with the exception of provisions of those treaties and acts that were not binding upon, and in, the U.K. before the withdrawal agreement entered into force.

The ninth round of negotiations between the E.U. and the U.K. took place between September 29, 2020 and October 2, 2020. On October 3, 2020, the U.K. Prime Minister and the European Commission President approved a further month of Brexit negotiations after agreeing that enough progress has been made to justify a last push to reach a deal.

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

Revenues.  Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products and from lease of our forging facility. For the three months ended September 30, 2020 and 2019, the Company derived 72.8% and 75.6%, respectively, of its revenues from the sale of its products, 19.5% and 16.5%, respectively, of its revenue from services, and 7.7% and 7.9%, respectively, of its revenues from leasing. For the nine months ended September 30, 2020 and 2019, the Company derived 71.0% and 73.3%, respectively, of its revenues from the sale of its products, 20.6% and 17.3%, respectively, of its revenue from services, and 8.4% and 9.4%, respectively, of its revenues from leasing. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 66.7% and 64.3% of its revenues derived from foreign sales for the nine months ended September 30, 2020 and 2019, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 33.3% and 35.7% of the Company’s total revenues for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over time basis. For the three months ended September 30, 2020, there were 50 projects representing approximately 36.9% of the Company's total revenues and approximately 50.7% of its product revenues that were accounted for using over time accounting, compared to 29 projects for the three months ended September 30, 2019, which represented approximately 21.9% of the Company's total revenues and approximately 28.9% of its product revenues. For the nine months ended September 30, 2020, there were 55 projects representing approximately 35.3% of the Company's total revenues and approximately 49.7% of its product revenues that were accounted for using over time accounting, compared to 31 projects for the nine months ended September 30, 2019, which represented approximately 20.5% of the Company's total revenues and approximately 28.0% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Impairments. Impairment losses consist of a full impairment of our goodwill balance of $7.7 million, which occurred in connection with our preparation and review of financial statements during the first quarter of 2020. There were no impairment charges recorded for the three months ended September 30, 2020.

Restructuring and Other Charges. Restructuring and other charges consist of inventory write-downs, severance charges, long-lived assets write-downs and other charges of $17.3 million, $8.4 million, $7.8 million and $1.4 million, respectively, which occurred in connection with our preparation and review of financial statements for the nine months ended September 30, 2020. During the three months ended September 30, 2020, we recorded restructuring and other charges of $0.6 million primarily related to consulting fees.

(Gain) Loss on Sale of Assets. Gain or loss on sale of assets consists of sales of certain property, plant and equipment. Loss on sale of assets during the three months ended September 30, 2020 was immaterial. Gain on sale of assets for the nine months ended September 30, 2020 was $0.5 million, which consisted primarily of the sale of our TIW Oklahoma facility.

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

Reclassifications.  We reclassified approximately $1.1 million and $2.1 million of foreign currency transaction gains for the three and nine months ended September 30, 2019, respectively, from selling, general and administrative to foreign currency transaction (gains) and losses. These reclassifications did not have an impact on our condensed consolidated statements of income (loss), condensed consolidated balance sheets, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows.

During the three months ended September 30, 2019, the Company identified errors related to a product contract in which the performance obligation was satisfied in the three months ended June 30, 2019 and product costs of sales were incorrectly eliminated at June 30, 2019. The Company recorded in the three months ended September 30, 2019 out-of-period adjustments, which increased product revenue by $3.4 million and decreased net income (loss) by $1.5 million. Management determined the errors were not material to the previously issued condensed consolidated interim financial statements as of and for the three and six months ended June 30, 2019. In addition, the correction of the errors in the three months ended September 30, 2019 was not material on either a quantitative basis or a qualitative basis.

Results of Operations

The following table sets forth, for the periods indicated, certain condensed consolidated statements of income (loss) data expressed as a percentage of revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Products	72.8%	75.6%	71.0%	73.3%
Services	19.5	16.5	20.6	17.3
Leasing	7.7	7.9	8.4	9.4
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	55.4	54.2	55.4	53.5
Services	10.0	7.8	10.1	9.1
Leasing	8.3	8.3	8.5	9.0
Total cost of sales	73.7	70.3	74.0	71.6
Selling, general and administrative	22.8	26.9	24.8	25.3
Engineering and product development	4.4	3.5	5.4	4.1
Impairments	-	-	2.8	-
Restructuring and other charges	0.7	0.5	12.6	1.3
Gain on sale of assets	0.0	(0.3)	(0.2)	(0.5)
Foreign currency transaction (gains) and losses	0.8	(1.1)	(0.6)	(0.7)
Operating income (loss)	(2.4)	0.2	(18.8)	(1.1)
Interest income	0.2	1.8	0.7	2.1
Interest expense	(0.2)	(0.0)	(0.2)	(0.0)
Income (loss) before income taxes	(2.4)	2.0	(18.3)	1.0
Income tax provision (benefit)	(17.9)	3.2	(11.1)	2.9
Net income (loss)	15.5%	(1.2)%	(7.2)%	(1.9)%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions)
Revenues:
Products:
Subsea equipment	$54.6	$68.2	$154.0	$182.2
Surface equipment	4.5	3.8	12.2	12.4
Downhole tools	5.7	7.8	22.8	23.4
Offshore rig equipment	1.6	2.0	8.1	6.5
Total products	66.4	81.8	197.1	224.5
Services	17.8	17.9	57.3	53.0
Leasing	7.1	8.5	23.3	28.9
Total revenues	$91.3	$108.2	$277.7	$306.4

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues.  Revenues decreased by $16.9 million, or approximately 15.6%, to $91.3 million for the three months ended September 30, 2020 from $108.2 million for the three months ended September 30, 2019. Product revenues decreased by approximately $15.4 million for the three months ended September 30, 2020 as compared to the same period in 2019 as a result of decreased revenues in subsea equipment of $13.6 million, $2.1 million in downhole tools and $0.4 million in offshore rig equipment, partially offset by increased revenues of $0.7 million in surface equipment. Product revenues in the Eastern Hemisphere and Western Hemisphere decreased by $10.3 million and $6.5 million, respectively. This was partially offset by an increase in product revenues in Asia-Pacific by $1.4 million. Our revenues continue to be negatively impacted by reduced production output, customers requesting extensions on their deliveries and supply chain disruptions attributable to COVID-19. As the year progressed, the effects of the COVID-19 pandemic continue to cause delays and disruptions to our production schedule. Additionally, we continue to experience delays in our shipments due to reduced freight capacity. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand.

Service revenues decreased by approximately $0.1 million resulting mainly from decreased service revenues in the Eastern Hemisphere of $1.0 million, partially offset by increased revenues of $0.9 million in Asia-Pacific. Service revenues in the Western Hemisphere remained relatively unchanged. Lower service revenues in the Eastern Hemisphere resulted primarily from COVID-19 disruptions and delays. Global travel restrictions also impacted service revenue, especially in the Eastern Hemisphere. Increase in service revenues in Asia-Pacific is mainly due to increases in technical advisory services and maintenance requests related to products delivered.

Leasing revenues decreased by approximately $1.4 million resulting mainly from decreased leasing revenues in Asia-Pacific of $1.4 million and the Eastern Hemisphere of $0.7 million. This was partially offset by increased leasing revenue in the Western Hemisphere of $0.7 million. The decrease in Asia-Pacific is mainly due to resolution of a one-time customer dispute on rental equipment. The majority of the decrease in the Eastern Hemisphere is related to decreased subsea rental tool utilization due to timing of customer drilling activity and COVID-19 related travel restrictions and the overall lower commodity price environment. The increase in leasing revenues in the Western Hemisphere is mainly due to leasing of our forge facility to AFGlobal Corporation.

Cost of Sales.  Cost of sales decreased by $8.8 million, or approximately 11.6%, to $67.2 million for the three months ended September 30, 2020 from $76.0 million for the same period in 2019. The decrease in costs of sales were mainly in line with the decrease in revenue for the three months ended September 30, 2020. Savings resulting from our business transformation activities were offset by higher COVID-19 related volume reductions, costs related to the COVID-19 pandemic comprising staggered shifts, supply chain disruptions, additional freight charges and more extensive cleaning and sanitization of workstations and unfavorable product mix. Overall, the COVID-19 disruptions resulted in increase in cost of sales as a percentage of revenue to 73.7% from 70.3% for the three months ended September 30, 2020 and 2019, respectively. This was partially offset by savings resulting from leasing of our forge facility to AFGlobal Corporation in the fourth quarter of 2019.

Selling, General and Administrative Expenses.  For the three months ended September 30, 2020, selling, general and administrative expenses decreased by $8.3 million, or 28.4% to $20.8 million from $29.1 million for the same period in 2019. This decrease was attributable mainly to workforce reductions as part of our global strategic plan and the suspension of our short-term incentive plans.

Restructuring and Other Charges. As a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in the global oil markets, which triggered historically low crude oil prices and decreases in our customers’ capital budgets, we incurred additional costs under our existing 2018 global strategic plan primarily focused on workforce reductions and to realign our manufacturing facilities during the first quarter of 2020. For the three months ended September 30, 2020, we recorded restructuring and other charges of $0.6 million primarily related to consulting fees.

In the third quarter of 2018, we initiated a global strategic plan to better align our operations with market conditions and finalized this plan in the second quarter of 2019. As a result of this plan, we incurred restructuring charges consisting primarily of consulting fees of approximately $0.5 million during the three months ended September 30, 2019.

Engineering and Product Development Expenses.  For the three months ended September 30, 2020, engineering and product development expenses increased by approximately $0.2 million, or 6.1%, to $4.0 million from $3.8 million for the same period in 2019.

(Gain) Loss on Sale of Assets.  During the three months ended September 30, 2020, loss on sale of assets was immaterial. During the three months ended September 30, 2019, gain on sale of assets was $0.3 million.

Foreign Currency Transaction (Gains) and Losses.  Foreign exchange loss for the three months ended September 30, 2020 was $0.7 million as compared to a gain of $1.1 million for the same period in 2019.

Income Tax Provision (Benefit).  Income tax benefit for the three months ended September 30, 2020 was $16.4 million on loss before taxes of $2.1 million, resulting in an effective tax rate of 797.5%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in pre-tax income or loss in foreign jurisdictions, the impact of NOL carrybacks and the change in valuation allowances in the United States and in various foreign countries. Income tax expense for the three months ended September 30, 2019 was $3.4 million on an income before taxes of $2.1 million, resulting in an effective income tax rate of approximately 162.3%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in the valuation allowances in the United States and in various foreign countries. The change in the effective tax rate between the periods was primarily a result of a mix of earnings in jurisdictions with differing tax rates, and the discretely recognized tax benefits noted herein.

Net Income (Loss). Net income was approximately $14.3 million for the three months ended September 30, 2020 as compared to a net loss of $1.3 million for the same period in 2019 for the reasons set forth above.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues.  Revenues decreased by $28.7 million, or approximately 9.4%, to $277.7 million for the nine months ended September 30, 2020 from $306.4 million for the nine months ended September 30, 2019. Product revenues decreased by approximately $27.4 million for the nine months ended September 30, 2020 as compared to the same period in 2019 as a result of decreased revenues of $28.2 million in subsea equipment, $0.6 million in downhole tools and $0.2 million in surface equipment, partially offset by increased revenues of $1.6 million in offshore rig equipment. Product revenues decreased in the Eastern Hemisphere by $21.0 million, in the Western Hemisphere by $3.5 million and in Asia-Pacific by $2.9 million. The Company’s revenues were negatively impacted by reduced production output, customers requesting extensions on their deliveries, related quarantine requirements in certain regions and supply chain disruptions attributable to both the COVID-19 pandemic and developments in the global oil markets. For the nine months ended September 30, 2020, all regions were impacted by the spread of the pandemic and the developments in the global oil markets. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand.

Service revenues increased by approximately $4.3 million resulting mainly from increased service revenues in the Western Hemisphere of $5.0 million and in Asia-Pacific of $2.2 million, partially offset by decreased service revenues of $2.9 million in the Eastern Hemisphere. The increase in service revenues in the Western Hemisphere and Asia-Pacific is due largely to the increases in technical advisory services and maintenance requests related to products delivered. Lower service revenues in the Eastern Hemisphere are attributable primarily to COVID-19 disruptions, including travel restrictions, and lower activity, which more than offset increased customer rework and conditioning activity during the period.

Leasing revenues decreased by approximately $5.6 million resulting mainly from decreased leasing revenues in the Eastern Hemisphere of $2.2 million, in the Western Hemisphere of $2.1 million and in Asia-Pacific of $1.3 million. The majority of the decrease in the Eastern and Western Hemispheres is related to decreased subsea rental tool utilization due to timing of customer exploration activity, COVID-19 related travel restrictions and the unfavorable developments in the global oil markets. The decrease in Asia-Pacific is mainly due to resolution of a one-time customer dispute on rental equipment.

Cost of Sales.  Cost of sales decreased by $13.7 million, or approximately 6.3%, to $205.6 million for the nine months ended September 30, 2020 from $219.3 million for the same period in 2019. The decrease in costs of sales were mainly in line with the decrease in revenue for the nine months ended September 30, 2020. Savings resulting from our business transformation executed in 2019 were offset by higher COVID-19 related volume reductions, costs associated with the COVID-19 pandemic which included staggered shifts, supply chain disruptions, additional freight charges and more extensive cleaning and sanitization of workstations and unfavorable product mix. Overall, the COVID-19 disruptions resulted in the increase in cost of sales as a percentage of revenue to 74.0% from 71.6% for the nine months ended September 30, 2020 and 2019, respectively. This was partially offset by savings resulting from leasing of our forge facility to AFGlobal Corporation in the fourth quarter of 2019.

Selling, General and Administrative Expenses.  For the nine months ended September 30, 2020, selling, general and administrative expenses decreased by $8.6 million, or 11.1%. to $68.8 million from $77.4 million for the same period in 2019. This decrease was attributable mainly to workforce reductions as part of our global strategic plan and the suspension of our short-term incentive plans, approximately $1.8 million related to accelerated vesting of restricted stock awards and approximately $2.4 million related to continued vesting of performance share units pursuant to a separation agreement with our former Chief Operating Officer entered into during the first quarter of 2019.

Impairments.  In March 2020, the overall offshore market conditions declined primarily due to the COVID-19 pandemic and unfavorable developments in the global oil markets. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential delays or cancellations of contracts. As a result, an interim goodwill impairment analysis was performed in connection with the preparation and review of financial statements during the first quarter of 2020. Based on this analysis, we fully impaired our goodwill balance of $7.7 million, all of which was in the Eastern Hemisphere reporting unit.

Restructuring and Other Charges.  As a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in the global oil markets, which triggered historically low crude oil prices and decreases in our customers’ capital budgets, we incurred additional costs under our existing 2018 global strategic plan primarily focused on workforce reductions and to realign our manufacturing facilities during the first quarter of 2020. We recorded inventory write-downs, severance charges, long-lived asset write-downs and other charges of $34.9 million during the nine months ended September 30, 2020.

In the third quarter of 2018, we initiated a global strategic plan to better align our operations with market conditions and finalized this plan in the second quarter of 2019. During the nine months ended September 30, 2019, we incurred restructuring and other charges of approximately $4.0 million related to consulting fees and an approximate $1.1 million payout to our former Chief Operating Officer, pursuant to a separation agreement entered into with him during the first quarter of 2019.

Engineering and Product Development Expenses.  For the nine months ended September 30, 2020, engineering and product development expenses increased by approximately $2.4 million, or 18.8%, to $14.9 million from $12.5 million for the same period in 2019. This was due to increased activity required to support strategic growth initiatives tied to committed customer orders and our continued research and development efforts within the Subsea Productions Systems product line which resulted in the Offshore Technology Conference award for the VXTe product.

Gain on Sale of Assets.  During the nine months ended September 30, 2020, gain on sale of assets was $0.5 million, which consisted primarily of the sale of our TIW Oklahoma facility. During the nine months ended September 30, 2019, gain on sale of assets was $1.5 million, which consisted primarily of the sale of our Youngsville, Louisiana manufacturing and services facility.

Foreign Currency Transaction Gains.  Foreign exchange gain for the nine months ended September 30, 2020 was $1.7 million as compared to a gain of $2.1 million for the same period in 2019.

Income Tax Provision (Benefit).  Income tax benefit for the nine months ended September 30, 2020 was $30.9 million on loss before taxes of $50.4 million, resulting in an effective tax rate of 61.3%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to the impact of recording the NOL benefit of the CARES Act, changes in the valuation allowance in the United States and in various foreign countries, changes in accruals for undistributed earnings and goodwill impairments. Income tax expense for the nine months ended September 30, 2019 was $8.9 million on an income before taxes of $3.2 million, resulting in an effective income tax rate of approximately 278.3%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in the valuation allowances in the United States and in various foreign countries. The change in the effective tax rate between the periods was primarily a result of a mix of earnings in jurisdictions with differing tax rates, and the discretely recognized tax benefits noted herein.

Net Loss. Net loss was approximately $19.5 million for the nine months ended September 30, 2020 as compared to a net loss of $5.7 million for the same period in 2019 for the reasons set forth above.

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

Adjusted EBITDA

We calculate Adjusted EBITDA as one of the indicators to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure. This measurement is used in concert with net income and cash flows from operations, which measures actual cash generated in the period. In addition, we believe that Adjusted EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance, ability to pursue and service possible debt opportunities and analyze possible future capital expenditures. Adjusted EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income, as measured under U.S. generally accepted accounting principles. The items excluded from Adjusted EBITDA, but included in the calculation of reported net income, are significant components of the condensed consolidated statements of income (loss) and must be considered in performing a comprehensive assessment of overall financial performance. Our calculation of Adjusted EBITDA may not be consistent with calculations of Adjusted EBITDA used by other companies.

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income (loss)	$14,326	$(1,310)	$(19,514)	$(5,679)
Add:
Interest income, net	(50)	(1,880)	(1,509)	(6,445)
Income tax provision (benefit)	(16,380)	3,412	(30,908)	8,864
Depreciation and amortization expense	7,908	8,304	24,721	25,155
Impairments	-	-	7,719	-
Restructuring and other charges	602	546	34,902	3,961
(Gain) loss on sale of assets	14	(280)	(538)	(1,483)
Foreign currency transaction (gains) and losses	746	(1,143)	(1,679)	(2,079)
Stock compensation expense	3,003	7,663	9,461	15,746
Adjusted EBITDA	$10,169	$15,312	$22,655	$38,040

Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Nine months ended September 30,
	2020	2019
	(In thousands)
Operating activities	$(4,302)	$6,624
Investing activities	(6,597)	(6,219)
Financing activities	(25,176)	(3,277)
	(36,075)	(2,872)
Effect of exchange rate changes on cash activities	(3,700)	(2,126)
Decrease in cash and cash equivalents	$(39,775)	$(4,998)

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

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. The Company’s principal source of funds is cash flows from operations. As of September 30, 2020, the Company had approximately $359.2 million of cash and cash equivalents on hand and an availability of $44.6 million under the ABL Credit Facility.

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

Net cash used in operating activities for the nine months ended September 30, 2020 was $4.3 million as compared to $6.6 million of net cash provided by operating activities for the nine months ended September 30, 2019. The $10.9 million net change is primarily due to decreased cash flow resulting from changes in operating assets and liabilities of $34.2 million and an increase in net loss of $13.8 million. This was partially offset by $37.1 million of non-cash movements which included an increase in impairment, restructuring and other charges of $42.5 million, of which, $25.1 million is related to the write-down of inventory and long-lived assets and $7.7 million is related to the impairment of goodwill.

The change in operating assets and liabilities for the nine months ended September 30, 2020 resulted in a $34.2 million decrease in cash as compared to the change in operating assets and liabilities for the nine months ended September 30, 2019. The $35.9 million increase in prepaids and other assets was primarily due to the CARES Act and other tax benefits recognized due to losses incurred in various foreign jurisdictions. The increase in inventory of $22.9 million was mainly due to delays in shipments due to COVID-19 pandemic related disruptions and the strategic stocking program activity related to our downhole tools business. The decrease in accounts payable and accrued expenses of $14.8 million was mainly related to proactive discussions with most of our vendors on extending payment terms to be in line with the current market conditions. Unbilled receivables decreased by $38.4 million mainly due to the timing difference on our milestone billing and progress on the projects that are accounted for on an over time basis. Trade receivables decreased by $1.0 million primarily due to our increased focus on global cash collections during the third quarter of 2020.

The change in investing cash flows for the nine months ended September 30, 2020 resulted in a $6.6 million decrease to cash primarily due to capital expenditures incurred during the year. Capital expenditures by the Company were $10.2 million and $8.6 million for the nine months ended September 30, 2020 and 2019, respectively. Capital expenditures for the nine months ended September 30, 2020 were $4.4 million for rental tools to support our current and recently developed products, $3.5 million for machinery and equipment related to our global strategic program which includes consolidation of our manufacturing facilities from the Eastern Hemisphere to the Western Hemisphere and $2.3 million for other capital expenditures. We constantly review capital expenditure needs to ensure these are justified expenditures. Capital expenditures for the nine months ended September 30, 2019 were $4.8 million for machinery and equipment, $1.9 million for rental tools, $1.2 million for buildings and $0.7 million for other capital expenditures.

Repurchase of Equity Securities

On February 26, 2019, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The program does not obligate the Company to acquire any amount of common stock and may be modified or superseded at any time at the Company’s discretion.

For the three months ended September 30, 2020, the Company purchased no shares under the share repurchase plan. For the nine months ended September 30, 2020, the Company purchased 808,389 shares under the share repurchase plan at an average price of approximately $30.91 per share totaling approximately $25.0 million and has retired such shares.

For the three months period ended September 30, 2019, the Company purchased 75,737 shares under the share repurchase plan at an average price of approximately $44.45 per share totaling approximately $3.4 million and has retired such shares. For the nine-month period ended September 30, 2019, the Company purchased 125,888 shares under the share repurchase plan at an average price of approximately $42.60 per share totaling approximately $5.4 million and has retired such shares.

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

As of September 30, 2020, the availability under the ABL Credit Facility was $44.6 million, after taking into account the outstanding letters of credit of approximately $1.0 million issued under the facility. For additional information on the ABL Credit Facility, see "Asset Backed Loan (ABL) Credit Facility", Note 9 to the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting policies. During the nine months ended September 30, 2020, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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

The Company experienced a foreign currency pre-tax loss of approximately $0.7 million and a pre-tax gain of approximately $1.7 million, respectively, during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company experienced a foreign currency pre-tax gain of approximately $1.2 million and $2.1 million, respectively.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase and cancellation of our common stock during the nine months ended September 30, 2020.

	Nine months ended
	September 30, 2020
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2020	-	$-	-	$73.4
February 1 - 29, 2020	-	-	-	73.4
March 1 - 31, 2020	808,389	30.91	808,389	48.5
April 1 - 30, 2020	-	-	-	48.5
May 1 - 31, 2020	-	-	-	48.5
June 1 - 30, 2020	-	-	-	48.5
July 1 - 31, 2020	-	-	-	48.5
August 1 - 31, 2020	-	-	-	48.5
September 1 - 30, 2020	-	-	-	48.5
	808,389	$30.91	808,389	$48.5

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

DRIL-QUIP, INC.

Date: October 29, 2020	BY:	/s/ Raj Kumar
Raj Kumar,
Vice President – Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)