Form 10-K
period 2020-12-31
DRIL-QUIP INC
filed 2021-02-25
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.¨ ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

At June 30, 2020, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,031,500,000 based on the closing price of such stock on such date of $29.79.

At February 23, 2021, the number of shares outstanding of registrant’s Common Stock was 35,428,778.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Dril-Quip, Inc. (the “Company” or “Dril-Quip”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

•	the impact of the ongoing COVID-19 pandemic and the effects thereof;
•	the impact of actions taken by the Organization of Petroleum Exporting Countries (OPEC) and non-OPEC nations in response to their dispute over production levels and the effects thereof;
•	future operating results and cash flow;
•	scheduled, budgeted and other future capital expenditures;
•	planned or estimated cost savings;
•	working capital requirements;
•	the need for and the availability of expected sources of liquidity;
•	the introduction into the market of the Company’s future products;
•	the Company's ability to deliver its backlog in a timely fashion;
•	the market for the Company’s existing and future products;
•	the Company’s ability to develop new applications for its technologies;
•	the exploration, development and production activities of the Company’s customers;
•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;
•	effects of pending legal proceedings;
•	changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities; and
•	future operations, financial results, business plans and cash needs.

These statements are based on assumptions and analysis in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in this report and the following:

•	the impact of the ongoing COVID-19 pandemic;
•	the effects of actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors and suppliers in response to the COVID-19 pandemic;
•	the general volatility of oil and natural gas prices;
•	the impact of actions taken by OPEC and non-OPEC nations to adjust their production levels;
•	the cyclical nature of the oil and gas industry;
•	uncertainties associated with the United States and worldwide economies;
•	uncertainties regarding political tensions in the Middle East, South America, Africa and elsewhere;
•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	uncertainties regarding future oil and gas exploration and production activities, including new regulations, customs requirements and product testing requirements;
•

operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	project terminations, suspensions or scope adjustments to contracts reflected in the Company’s backlog;
•	the Company’s reliance on product development;
•	technological developments;
•	the Company’s reliance on third-party technologies;
•	acquisition and merger activities involving the Company or its competitors;
•	the Company’s dependence on key employees and skilled machinists, fabricators and technical personnel;
•	the Company’s reliance on sources of raw materials, including any increase in steel costs or decreases in steel supply as a result of global tariffs on certain imported steel mill products;
•	impact of environmental matters, including future environmental regulations;
•	competitive products and pricing pressures;
•	fluctuations in foreign currency, including those attributable to Brexit;
•	the ability of the OPEC to set and maintain production levels and pricing;
•	oil and natural gas production levels by non-OPEC countries;
•	the Company’s reliance on significant customers;
•	creditworthiness of the Company’s customers;
•	fixed-price contracts;
•	changes in general economic, market or business conditions;
•	access to capital markets;
•	negative outcome of litigation, threatened litigation or government proceedings;
•	the impact of global health epidemics and concerns;
•	terrorist threats or acts, war and civil disturbances;
•	changes to, and differing interpretations of, tax laws with respect to our operations and subsidiaries;
•	declines in investor and lender sentiment with respect to, and new capital investments in, the oil and gas industry; and
•	the impact of our customers and the global energy sector shifting some of their asset allocation from fossil-fuel production to renewable energy resources.

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

The Company’s operations are organized into three geographic segments — Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has manufacturing facilities in all three of its regional headquarter locations, as well as in Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Azerbaijan, Denmark, Norway and Holland; Dril-Quip Asia-Pacific PTE Ltd., located in Singapore; and Dril-Quip do Brasil LTDA, located in Macae, Brazil. Other operating subsidiaries include TIW Corporation (TIW) and Honing, Inc., both located in Houston, Texas; DQ Holdings Pty. Ltd., located in Perth, Australia; Dril-Quip Cross (Ghana) Ltd., located in Takoradi, Ghana; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip TIW Saudi Arabia Limited, located in Dammam, Kingdom of Saudi Arabia; Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China, with branches in Shenzhen and Beijing, China; Dril-Quip Qatar LLC, located in Doha, Qatar; Dril-Quip TIW Mexico S. de R.L.C.V., located in Villahermosa, Mexico; Dril-Quip Venezuela S.C.A., located in Anaco, Venezuela and with a registered branch located in Ecuador; TIW (UK) Limited, located in Aberdeen, Scotland; and TIW International LLC, with a registered branch located in Singapore.

Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2020 the Company generated approximately 66.7% of its revenues from foreign sales compared to 65.0% and 61.0% in 2019 and 2018, respectively.

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

Overview and Industry Outlook

The outbreak of COVID-19 and its development into a pandemic in the first quarter of 2020 resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing included restricted travel, curtailed business operations, prohibited public gatherings and restricted the overall level of individual movement and in-person interaction across the globe. While the severity of the government-imposed restrictions in different regions and changes to consumer behavior have continued to evolve during the course of the pandemic, significant global economic disruptions have continued throughout 2020. With the recent increase in the number of COVID-19 cases during the fourth quarter, governments in certain jurisdictions have reimposed enhanced restrictions on business activity and travel. These actions and changes in consumer behavior resulting from the pandemic continue to impact our business and have significantly reduced global economic activity and caused global demand for oil and gas to decrease at an unprecedented rate. This demand reduction was further exacerbated by disputes over oil production by the OPEC and non-OPEC nations seen in the first half of the year. Although the OPEC and non-OPEC nations have since agreed upon substantial production cuts to stabilize oil prices, declines and volatility in crude oil prices persist as a result of a challenging industry environment. The extent of the impact of the pandemic, including economic impacts that may persist following the widespread deployment of vaccines, and the decline in oil prices on our operational and financial performance will depend on future developments, which are uncertain and cannot be predicted. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

Both the market for drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. The level of capital expenditures has generally been dependent upon the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies and the ability and/or desire of OPEC and other producing nations to set and maintain production levels and prices. Oil prices continued to fluctuate significantly in 2020 due to market conditions discussed in the preceding paragraph, as Brent crude oil prices oscillated between a high of $70.25 per barrel and a low of $9.12 per barrel during the year.

Lower crude oil and natural gas prices resulted in a trend of customers seeking to renegotiate contract terms with the Company including extensions of delivery terms and, in some instances, contract revisions. In some cases, a customer already holds inventory of the Company’s equipment, which may delay the placement of new orders. In addition, some of the Company’s customers could experience liquidity or solvency issues or could otherwise be unable or unwilling to perform under a contract, which could ultimately lead a customer to declare bankruptcy or otherwise encourage a customer to seek to repudiate, cancel or renegotiate a contract. An extended period of reduced crude oil and natural gas prices may accelerate these trends. If the Company experiences significant contract terminations, suspensions or scope adjustments to its contracts, then its financial condition, results of operations and cash flows may be adversely impacted. According to the January 2021 release of the Short-Term Energy Outlook published by the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent crude oil prices averaged approximately $41.96 per barrel in 2020, and the price is forecasted to average $52.70 per barrel in 2021 and $53.44 per barrel in 2022.

Brent crude oil prices per barrel for the three-year period ended December 31, 2020 are summarized below:

	Brent Crude Oil Prices
	2020	2019	2018
High	$70.25	$74.94	$86.07
Low	$9.12	$53.23	$50.57
Average	$41.96	$64.28	$71.34
Closing, December 31,	$51.22	$67.77	$50.57

The volatility in Brent crude oil prices over the past three years continues to have a significant effect on major integrated, large independent and foreign national oil and gas companies’ capital expenditure budgets. The Company expects continued pressure in both crude oil and natural gas prices, as well as in the level of drilling and production related activities, particularly as they relate to offshore activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the availability, expiration date and price of leases, the discovery rate of new oil and gas reserves, technological advances and alternative opportunities to invest in onshore exploration and production operations. Oil and gas prices and the level of drilling and production activity have historically been characterized by significant volatility. Future declines in oil and gas prices may further adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations, which could have an adverse impact on the Company’s results of operations, financial position and cash flows. In its January 2021 Short-Term Energy Outlook, the EIA reported United States crude oil production averaged an estimated 11.3 million barrels per day in 2020 and is forecasted to average 11.1 million barrels per day in 2021.The impact of the COVID-19 pandemic during the year resulted in substantially lower drilling and production activity, which had a negative impact on the Company’s results for the year ended December 31, 2020. We have seen slight improvements in the global markets with vaccinations being deployed in response to the COVID-19 pandemic and from the relative stabilization of oil prices due to production cuts by the OPEC and non-OPEC nations, however, there continues to be underlying volatility in the oil price market. A prolonged delay in the recovery of commodity prices could also lead to further material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company's results of operations. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

Products and Services

Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products and from leasing our forging facility. In 2020, the Company derived 70.9% of its revenues from the sale of its products, 20.7% of its revenues from services and 8.4% from leasing revenues, compared to 73.1%, 17.4% and 9.5% for products, services and leasing in 2019, respectively, and 68.9%, 18.8% and 12.3% for products, services and leasing in 2018, respectively. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. However, existing customer equipment can be used in certain circumstances, which creates demand for services with no correlating product sales. The Company has substantial international operations, with approximately 66.7% of its revenues derived from foreign sales in 2020, 65.0% in 2019 and 61.0% in 2018. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 33.3% of the Company’s total revenues in 2020, 35.0% in 2019 and 39.0% in 2018.

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

Subsea Equipment - Subsea equipment is used in the drilling and production of offshore oil and gas wells around the world. Included in the subsea equipment product line are subsea wellheads, mudline hanger systems, specialty connectors and associated pipe, production riser systems, subsea production trees and liner hangers.

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

A subsea production tree is an assembly composed of valves, a wellhead connector, control equipment and various other components installed on a subsea wellhead or a mudline hanger system and used to control the flow of oil and gas from a producing well. Subsea trees may be used as stand-alone satellite wells or multiple well template mounted and cluster arrangements. These types typically produce via a subsea gathering system of manifolds and flowlines to a central control point located on a platform, TLP, Spar or FPSO. The use of subsea production trees has become an increasingly important method for producing wells located in hard-to-reach deepwater areas or economically marginal fields located in shallower waters. The Company is an established manufacturer of complicated dual-bore production trees. In addition, Dril-Quip manufactures a single bore subsea completion system. This system eliminates the need for an expensive multibore installation and workover riser, thereby saving both cost and installation time. The horizontal bore subsea production completion system accommodates numerous completion configuration possibilities and features large vertical access drill-through for passage of drill-bits, submersible pumps, coil tubing strings and Dril-Quip's slimline casing hanger system. The concentric monobore vertical bore subsea production system accommodates numerous completion configuration possibilities including in tubing head and in the subsea wellhead. Dril-Quip’s subsea production trees are used in ultra-deepwater applications. These trees feature remote flowline and control connections, utilizing remotely operated intervention tools. The Company’s subsea production trees are generally custom designed and manufactured to customer specifications.

Downhole Tools - Downhole tools are primarily comprised of liner hangers, production packers, safety valves and specialty downhole tools. A liner hanger is used to hang-off and seal casing into a previously installed casing string in the well bore and can provide a means of tying back the liner for production to surface. Dril-Quip has developed a state-of-the-art liner hanger system and has installed its liner hangers in a number of difficult well applications, resulting in improved industry recognition and market opportunities. In addition to liner hanger systems that are well suited for onshore use, TIW offers expandable liner hanger systems that are typically utilized in challenging environments such as deepwater or High Pressure, High Temperature (HPHT) applications.

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

Services

The Company provides services to customers, including technical advisory assistance as well as rework and reconditioning services on its customer-owned products. These services are provided from the Company’s worldwide locations and represented approximately 20.7% of revenues in 2020 compared to 17.4% in 2019 and 18.8% in 2018.

Technical Advisory Assistance. Dril-Quip generally does not install products for its customers, but it does provide technical advisory assistance to the customer, if requested, in the installation of its products. The customer is not obligated to utilize these services and may use its own personnel or a third party to perform these services. Technical advisory assistance services performed by the Company are negotiated and sold separately from the Company’s products. These services are not a prerequisite to the sale of the Company’s products as its products are fully functional on a stand-alone basis. The Company’s technicians provide assistance in the onsite installation of the Company’s products and are available on a 24-hour call out from the Company’s facilities located in Houston, Texas; Midland, Texas; Baku, Azerbaijan; Villahermosa, Mexico; Anaco, Venezuela; Shushufindi, Ecuador; Macae, Brazil; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Alexandria, Egypt; Takoradi, Ghana; Tianjin, China; Doha, Qatar; Singapore; and Perth, Australia.

Reconditioning. The Company provides reconditioning of its customer-owned products at its facilities in Houston, Texas; Macae, Brazil; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Baku, Azerbaijan; Alexandria, Egypt; Takoradi, Ghana; Tianjin, China; Doha, Qatar; Singapore; and Perth, Australia. The Company does not typically service, repair or recondition its competitors’ products.

Leasing

The Company leases running and installation tools for use in installing its products. These tools are required to install and retrieve the Company’s products that are purchased by customers. Rental or purchase of running tools is not a condition of the sale of the Company’s products and is contracted for separately from product sales and other services offered by the Company. Running tools are available from Dril-Quip’s locations in Houston, Texas; Midland, Texas; Villahermosa, Mexico; Anaco, Venezuela; Shushufindi, Ecuador; Macae, Brazil; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Singapore; and Perth, Australia. These rentals are provided from the Company's worldwide locations and represented approximately 8.4% of revenues in 2020 compared to 9.5% in 2019 and 12.3% in 2018. During the latter part of 2019 we entered into an agreement to lease our forge facilities and equipment to AFGlobal Corporation.

Manufacturing

Dril-Quip has manufacturing facilities in Houston, Texas; Aberdeen, Scotland; Singapore; and Macae, Brazil. See “Item 2. Properties—Manufacturing Facilities.” Dril-Quip maintains its high standards of product quality through the implementation of Advanced Product Quality Planning (APQP) methodologies, as well as through the use of quality control specialists.

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

The Company is not dependent on any one customer or group of customers. In 2020, the Company’s top 15 customers represented approximately 60% of total revenues, and Chevron and its affiliated companies accounted for approximately 11% of total revenues. In 2019, the Company’s top 15 customers represented approximately 52% of total revenues, and BP and its affiliated companies accounted for approximately 10% of total revenues. In 2018, the Company’s top 15 customers represented approximately 56% of total revenues and BP and its affiliated companies accounted for approximately 13% of total revenues. No other customer accounted for more than 10% of total revenues in 2020, 2019 or 2018. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

Backlog

Backlog consists of firm customer orders of Dril-Quip products for which a purchase order, signed contract or letter of award has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s product backlog was approximately $195.7 million and $272.5 million at December 31, 2020 and 2019, respectively. The backlog at the end of 2020 represents a decrease of approximately $76.8 million, or 28.2%, from the end of 2019. The Company’s backlog balance during 2020 was negatively impacted by a decrease in the number of new product bookings due to the outbreak of the COVID-19 pandemic resulting in a depressed global economic environment that led to weakness in oil prices. In addition, we had approximately $11.3 million in cancellations during the year.

The Company expects to fill approximately 70% to 80% of the December 31, 2020 product backlog by December 31, 2021. The remaining backlog at December 31, 2020 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times.

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

A portion of the Company’s business consists of designing, manufacturing and selling equipment, as well as offering technical advisory assistance during installation of the equipment, for major projects pursuant to competitive bids. The number of such projects in any year may fluctuate. The Company’s profitability on such projects is critically dependent on making accurate and cost-effective bids and performing efficiently in accordance with bid specifications. Various factors, including availability of raw materials, changes in customer requirements and governmental regulations, can adversely affect the Company’s performance on individual projects, with potential material adverse effects on project profitability.

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

Since its founding in 1981, Dril-Quip has actively engaged in continuing research and development efforts to generate new products and improve existing products. When developing new products, the Company typically seeks to design the most technologically advanced version for a particular application to establish its reputation and qualification in that product. Thereafter, the Company leverages its expertise in the more technologically advanced product to produce less costly and complex versions of the product for less demanding applications. The Company also focuses its activities on reducing the overall cost to the customer, which includes not only the initial capital cost but also operating, installation and maintenance costs associated with its products.

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

Historically, Dril-Quip’s product development work is primarily conducted at its facilities in Houston, Texas; however, such activities have gradually increased in other regions, such as Singapore and Brazil. In addition to the work of its product development staff, the Company’s application engineering staff provides technical services to customers in connection with the design and sales of its products. The Company’s ability to develop new products and maintain technological advantages is important to its future success. See “Item 1A. Risk Factors—Our business could be adversely affected if we do not develop new products and secure and retain patents related to our products.”

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

During 2020, our continued research and development efforts within the Subsea Production Systems product line resulted in the Offshore Technology Conference Spotlight on New Technology award for the Vertical Subsea Tree (VXTe) product. Dril-Quip developed this system to interface directly with Dril-Quip’s market leading wellhead technology. The VXTe uses a self-aligning mandrel to passively align the subsea tree to the tubing hanger, without regard to the tubing hanger’s orientation in the wellhead. Dril-Quip’s VXTe system provides oil companies with an opportunity to reduce their carbon footprint by reducing the amount of equipment and time required for subsea completions when compared to those activities today. Additionally, Dril-Quip met a major product milestone in the successful installation of Dril-Quip’s first Horizontal Subsea Tree (HXT) completion system in the Gulf of Mexico. The HXT also incorporated a DXe connector that resulted in two of Dril-Quip’s newest product offerings establishing field history. Additional subsea trees were delivered for field development projects within the UK Continental Shelf and the Black Sea; both of which included novel protective structures for shallow water applications associated with the region. Dril-Quip also designed, tested, and supplied equipment to a major oil company within the Gulf of Mexico in connection with a project that established new records in casing string depth to be met, which offered cost and time savings to the operator. Dril-Quip continued to support the tieback of multiple wells for projects in the Gulf of Mexico.

In 2019 Dril-Quip was awarded the Spotlight on New Technology Award for an industry first double expansion system, the Double Expansion XPak Liner Hanger System deploys through wellhead restrictions to provide a metal-to-metal seal within seamed thin-wall casing. The system helps to eliminate the need for fixed landing profiles and risks associated with sub-mudline hangers, increases operational flexibility and provides significant cost savings.

In 2019, major production milestones were met for several key global projects. In the North Sea, the additional subsea completion trees for a subsea field development project were successfully installed. Dril-Quip performed an extensive front-end engineering and design contract for a subsea production system project located off the coast of South America. The completion of a subsea completion field development and associated start-up activities for an offshore project within Indonesia included the subsea and topside control system architecture, reinforcing Dril-Quip’s ability to support larger scopes within the subsea production system market. Also, off the coast of Mexico, multiple deepwater subsea wellhead systems were installed with the support of a new service facility in Villahermosa, expanding Dril-Quip's aftermarket support presence in the region in support of international oil and gas operators’ entry in the Mexican Gulf of Mexico. Dril-Quip continued to support the tieback of multiple wells for projects in the Gulf of Mexico and offshore Brazil. Engineering, manufacturing, assembly and test work continued on additional subsea completion projects for upcoming installations off the coasts of India and the UK and contribute to the Company’s subsea production system backlog that has increased year-to-year. The requirements of the equipment in these projects represent significant technological challenges, the development of which is serving to enhance the Company's overall engineering capabilities and has resulted in product bookings for several new products throughout the year.

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

Talent and Human Capital Management

We believe that building a diverse, inclusive, engaged and empowered workforce will enable us to manage our business with a focus on health and safety, the environment, ethical behavior, quality and being a good corporate citizen in all countries in which we operate. Our people are the key to achieving our vision, and nurturing a transparent, collaborative and development focused culture drives alignment with our business strategy to achieve sustainable long-term shareholder value. We aim to attract and retain the right talent with the competencies and motivation required to execute our business strategy. Our global human capital strategy drives a consistent approach to human capital management and provides tools to facilitate employee development. Performance management and leadership succession are a key part of our people development process that helps identify and develop future leadership talent. Annually, our board provides oversight to the leadership succession process using our human capital analytics on workforce demographics, diversity and inclusion and hiring and attrition rates. These metrics are tracked, and progress is measured at cascading levels of the organization.

The Company took steps to increase engagement with employees during the unprecedented situation posed by the COVID-19 pandemic and used several methods to measure and increase engagement through pulse surveys and employee assistance programs. Although COVID-19 has brought changes and new challenges to our work environment, we have gained valuable experience working with new technology platforms and learned more about the possibilities of remote working. As a result of this experience, we are now evaluating our working arrangements which may evolve in the future to include more flexible or remote options.

Core Values and Culture

Fostering and maintaining a strong, healthy culture is a key strategic focus. Our core values reflect who we are and the way our employees interact with one another, our customers, suppliers and shareholders. We believe in doing the right thing always. Ethics and integrity are the foundation of our brand and the guiding principles for all we do. Safety and environment protection are our highest priorities. Our culture of collaboration helps to work together with customers to provide the best solution with our innovative technology and services. Our transparent culture facilitates open communication, feedback, and helps build trust.

Employee Engagement

To help determine whether we meet our goal of providing a rich experience for our employees, we measure organizational culture and engagement which help us build on the competencies that are important for our future success. We periodically engage independent third parties to conduct cultural and employee engagement surveys. These include corporate culture assessments, as well as real-time feedback on employee engagement and employee well-being focused on physical, emotional, social and financial health.

Employees

As a result of worldwide reductions in workforce and natural attrition, the total number of the Company's employees as of December 31, 2020 was 1,424, a 21.5% reduction from December 31, 2019. Of those 1,424 employees, 729 were located in the United States. The total number of the Company's employees as of December 31, 2019 was 1,814. Of those 1,814 employees, 906 were located in the United States. Substantially all of the Company's employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good. At the end of fiscal year 2020, the Company’s global workforce was 88.5% male and 11.5% female. In the U.S., ethnicity of our workforce was 45.3% White, 35.4% Hispanic, 10.0% Asian, 8.5% Black and 0.8% Other. As a manufacturing organization, our workforce is made up of a high percentage of roles that are predominantly held by male workers such as welders, machinists, and workshop and offshore technicians.

The Company’s operations depend in part on its ability to attract quality employees. We provide employee wages and salaries that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. While the Company believes that its wage and salary rates are competitive and that its relationship with its labor force is good, a significant increase in the wages and salaries paid by competing employers could result in a reduction of the Company’s labor force, increases in the wage and salary rates paid by the Company or both. If either of these events were to occur, in the near-term, the profits realized by the Company from work in progress would be reduced and, in the long-term, the production capacity and profitability of the Company could be diminished and the growth potential of the Company could be impaired. See “Item 1A. Risk Factors—Loss of our key management or other personnel could adversely impact our business.”

Diversity and Inclusion

Our culture is underpinned by our core values, including our commitment to inclusion and diversity. We are developing goals to increase the number of employees from underrepresented groups. The Company has implemented several measures that focus on ensuring accountabilities exist for making progress in diversity. The Company has partnered with non-profit and community organizations to support and develop a diverse talent pipeline. The Company’s commitment to diversity recruiting includes partnering with a number of universities, non-profit and community organizations to support and develop a diverse talent pipeline. In their workforce planning forecasts, the Company’s business units are developing initiatives and goals to recruit diverse talent across all leadership and skill areas. The Company also trains its recruiting workforce in diversity sourcing strategies and partners with external organizations that develop and supply diverse talent.

Employee Development

The development, attraction and retention of employees is a critical success factor for the Company. To support the advancement of our employees, we offer training and development programs encouraging advancement from within. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and operating unit level. Various internship programs and informal mentoring demonstrate the Company’s ongoing commitment and initiatives towards accelerating our future leaders. The executive team also commits substantial time in evaluating the talent of our leadership team with a focus on addressing leadership gaps through executive coaching and mentoring.

Competitive Compensation

Dril-Quip’s compensation programs are designed to align the compensation of our employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

• We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.

• We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs and to provide benchmarking against our peers within the industry.

• We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance.

• Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion.

Employee Benefits

We have demonstrated a history of investing in our workforce by offering competitive salaries and wages. To foster a stronger sense of ownership and align the interests of employees with shareholders, restricted stock units are provided to eligible employees under our broad-based stock incentive programs. Furthermore, we offer comprehensive and locally relevant and innovative benefits to all eligible employees worldwide. In the U.S, these include, among other benefits:

• Comprehensive health insurance coverage is offered to employees working an average of 20 hours or more each week

• Company paid group dental and vision care

• The Company sponsors a defined-contribution (cash balance) 401(k) plan covering domestic employees. Due to cost containment measures put in place in response to COVID-19, the Company suspended the employer match for U.S. employees starting July 1, 2020 with the expectation that the match will resume when market conditions recover

• Short-term and long-term disability benefits are provided to all full-time employees for added income protection

• Health Savings Account (HSA) and Flexible Spending Accounts (FSA)

• Company paid life insurance and accidental death and dismemberment benefits

• Employee assistance program for concerns or emotional issues surrounding personal or work life. Unlimited access to consultants by telephone and tools online for help with short-term problems

• Parental leaves are provided to all new parents for birth, adoption or foster placement.

Health, Safety and Environment

Our people are our greatest asset and a key driver to our success in Health, Safety and Environment (HSE). Our HSE policy includes a commitment to provide safe and healthy working conditions for the prevention of work-related injury and ill health and is appropriate for the purpose, size and context of the organization. We established the Goal Zero program which requires each employee to hold themselves and those around them to the highest levels of safety, awareness and self-discipline. Goal Zero advocates conducting each activity in a manner that assures a safe outcome for ourselves, our co-workers and our families. Our vision is to create an environment where every employee embraces HSE as a core value and engages in Goal Zero. As part of our HSE policy we aim to identify and remediate any work practices that pose an HSE risk to our employees. The Company is devoted to creating a sustainable environment and implementing process improvements for both health and safety and the environment in the countries we operate. We evaluate our processes to ensure our protection schemes and work practices minimize these risks. Furthermore, we periodically evaluate our HSE objectives to ensure they remain aligned with our HSE goals and annually create a strategy focused on risk reduction to get us closer to zero incidents. This is the foundation on which Goal Zero is built as it shows commitment to identifying and controlling risk.

During 2020, our experience and continuing focus on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic.

Employee Turnover

We continually monitor employee turnover rates, both regionally and globally, as our success depends upon retaining our highly trained manufacturing and operating personnel. We believe the combination of competitive compensation and career growth and development opportunities help increase employee tenure and reduce voluntary turnover. Voluntary workforce turnover (rolling 12-month attrition) was 4.8% in December 2020. The average tenure of our employees is approximately 10 years, and about 38% of our employees have been employed by us for more than ten years.

Employee Recruitment

The Company works diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of our business. We have established relationships with trade schools, world-class universities, professional associations and industry groups to proactively attract talent. The Company has a strong employee value proposition that leverages our unique culture, collaborative working environment, shared sense of purpose, desire to do the right thing and entrepreneurial spirit to attract talent to our Company.

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

In recent years, increased concern has been raised over the protection of the environment. Legislation to regulate emissions of greenhouse gases has been introduced, but not enacted, in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. In November 2015, the United Nations Climate Change Conference (COP21) was held in Paris with the goal to achieve a legally binding and universal agreement on climate, with the aim of keeping global warming below 2 C (Celsius), from all nations, regardless of size. The Paris Agreement, signed by the U.S. on April 22, 2016, requires countries to review and “represent a progression” in their nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. Although the Trump administration had withdrawn the U.S. from the Paris Agreement on November 4, 2020, the Biden administration officially reentered the U.S. in the Paris Agreement in February 2021. Protection Agency (EPA) has undertaken efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA expanded its regulations relating to those emissions and adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Moreover, specific design and operational standards apply to U.S. outer continental shelf vessels, rigs, platforms, vehicles, structures and equipment.

The U.S. Bureau of Safety and Environmental Enforcement (BSEE) regulates the design and operation of well control and other equipment at offshore production sites, among other requirements. BSEE has adopted stricter requirements for subsea drilling production equipment. In April 2016, BSEE published a final blowout preventer systems and well control rule, which focuses on blowout preventer requirements and includes reforms in well design, well control, casing, cementing, real-time monitoring and subsea containment, among other things. BSEE also finalized a rule in September 2016 concerning production safety systems for oil and natural gas operations on the Outer Continental Shelf. However, in December 2017, BSEE published a proposed rule that would revise a number of the requirements in the September 2016 rule. The final rule implementing these revisions was published in September 2018. Subsequently, on May 2, 2019, BSEE issued the 2019 Well Control Rule, the revised well control and blowout preventer rule governing Outer Continental Shelf (OCS) activities. The new rule revised the then existing regulations impacting offshore oil and gas drilling, completions, workovers, and decommissioning activities. Specifically, the 2019 Well Control Rule addresses six areas of offshore operations: well design, well control, casing, cementing, real-time monitoring, and subsea containment. The revisions were targeted to ensure safety and environmental protection while correcting errors in the 2016 rule and reducing unnecessary regulatory burden. In addition, drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. For example, in December 2016, the Obama administration banned offshore drilling in portions of the Arctic and Atlantic oceans. Although the Trump administration announced a proposal in January 2018 to open most U.S. coastal waters to offshore drilling, several coastal states have taken steps to prohibit offshore drilling. For example, California passed laws in September 2018 barring the construction of new oil drilling-related infrastructure in state waters. Similarly, in November 2018, voters in Florida approved an amendment to the state constitution that would ban oil and gas drilling in offshore state waters. Further, in December 2018, environmental groups challenged incidental harassment authorizations issued by the National Marine Fisheries Service that allow companies to conduct air gun seismic surveys for oil and gas exploration off the Atlantic coast. The attorneys general for nine coastal states also sought to intervene as plaintiffs.

More recently, the acting Secretary of the Department of the Interior recently issued an order preventing staff from producing any new fossil fuel leases or permits without sign-off from a top political appointee, and President Biden recently announced a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of Federal oil and gas permitting and leasing practices, including consideration of whether to adjust royalties associated with oil and gas resources extracted from public lands and offshore waters or other appropriate action to account for corresponding climate costs. President Biden’s order also established climate change as a primary foreign policy and national security consideration, affirms that achieving net-zero greenhouse gas emissions by or before midcentury is a critical priority, affirms the Biden Administration’s desire to establish the United States as a leader in addressing climate change, generally further integrates climate change and environmental justice considerations into government agencies’ decision-making, and eliminates fossil fuel subsidies, among other measures.

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

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of February 20, 2021) and positions of the Company’s executive officers:

Name	Age	Position
Blake T. DeBerry	61	Chief Executive Officer and Director
Jeffrey J. Bird	54	President and Chief Operating Officer
James C. Webster	51	Vice President, General Counsel and Secretary
Raj Kumar	48	Vice President and Chief Financial Officer

Blake T. DeBerry has been the Chief Executive Officer and a member of the Board of Directors of the Company since October 2011. Mr. DeBerry was President from October 2011 to May 2020, Senior Vice President – Sales and Engineering from July 2011 until October 2011, and was Vice President – Dril-Quip Asia Pacific (which covers the Pacific Rim, Asia, Australia, India and the Middle East) from March 2007 to July 2011. He has been an employee of the Company since 1988 and has held a number of management and engineering positions in the Company’s domestic and international offices. Mr. DeBerry holds a Bachelor of Science degree in mechanical engineering from Texas Tech University.

Jeffrey J. Bird is President and Chief Operating Officer. He joined the Company in March 2017 as Vice President and Chief Financial officer. From February 2019 to May 2020, he was Senior Vice President – Production Operations and Chief Financial Officer before being promoted to his current position of President and Chief Operating Officer in May 2020. From December 2014 through February 2017, he was Executive Vice President and Chief Financial Officer of Frank's International, a provider of engineered tubular services to the oil and gas industry. Prior to joining Frank's International, Mr. Bird was the Vice President of Finance and Chief Financial Officer of Ascend Performance Materials, a provider of chemicals, fibers and plastics in Houston, Texas, from September 2010. Prior to joining Ascend, Mr. Bird served in a variety of accounting and finance roles, primarily in the industrial manufacturing sector including serving as a division Chief Financial Officer at Danaher Corporation. Mr. Bird holds a BA in Accounting from Cedarville University in Ohio.

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

Raj Kumar is Vice President and Chief Financial Officer. He joined the Company in June 2017 as Vice President and Treasurer and was promoted to Chief Accounting Officer in February 2019 and to Chief Financial Officer in May 2020. Prior to joining the Company, Mr. Kumar was the Vice President of Integrated Supply Chain from October 2016 to May 2017 and the Vice President – Finance from March 2015 to October 2016 at Franks International. Prior to that, he served as Segment Controller – O&P Americas at LyondellBasell from December 2012 to December 2014.  Prior to joining LyondellBasell, Mr. Kumar served in a variety of accounting, finance and strategic planning roles with FMC Technologies, Inc. and Dell Inc. Mr. Kumar holds a BBA in accounting from Deakin University in Australia and an MBA from Columbia University in New York.

Item 1A.        Risk Factors

In this Item 1A., the terms “we,” “our,” “us” and “Dril-Quip” used herein refer to Dril-Quip, Inc. and its subsidiaries unless otherwise indicated or as the context so requires.

Risks Related to COVID-19

The outbreak of COVID-19 and developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our customers, suppliers and other counterparties.

The outbreak of COVID-19 and the responses of governmental authorities, companies and individuals across the world to stem the spread of the virus have significantly reduced global economic activity, as there has been a dramatic decrease in the number of businesses open for operation and substantially less people across the world have been traveling to work or leaving their home to purchase goods and services. As a result, there has been an unprecedented decline in the demand for, and thus also the market prices of crude oil. Additionally, the lack of sufficient storage capacity for the large increase in crude oil inventories and actions taken by OPEC and non-OPEC nations related to crude oil supply have exacerbated the negative impact on the market prices for crude oil.

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

Risks Related to Business, Operations and Industry

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

Oil and gas prices and the level of drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to crude oil and natural gas price volatility and are likely to continue to do so in the future. In addition, the effects of global health epidemics and concerns, such as the COVID-19 pandemic, has negatively impacted demand for crude oil and natural gas which has contributed to further price volatility.

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

Our products are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. In addition, certain areas where our products are used, including in and near the U.S. Gulf of Mexico, are close to high population areas and subject to hurricanes and other extreme weather conditions on a relatively frequent basis. A catastrophic occurrence at a location where our equipment and/or services are used may expose us to substantial liability for personal injury, wrongful death, product liability, environmental damage or commercial claims. Our general liability insurance program includes an aggregate coverage limit with respect to property damage, injury or death and pollution. Additionally, our insurance policies may not cover fines, penalties or costs and expenses related to government-mandated cleanup of pollution. Our insurance does not provide coverage for all liabilities, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our results of operations, financial position and cash flows.

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

We have substantial international operations, with approximately 66.7% of our revenues derived from foreign sales in 2020, 65.0% in 2019 and 61.0% in 2018. We operate our business and market our products and services in many of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

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

We depend on the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer and our President and Chief Operating Officer. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. The loss of one or more of our key employees or groups could have a material adverse effect on our results of operations, financial position and cash flows.

The overall timing and level of transition of the global energy sector from fossil-based systems of energy production and consumption to more renewable energy sources could adversely affect our business.

Our current product offering is targeted to our customers that are engaged in the development and production of oil and gas. Any changes by our customers or the global energy sector from fossil-fuel production to renewable energy sources like wind and solar may negatively impact the demand for our products that are used in the drilling and production of oil and gas. The increasing penetration of renewable energy into the energy supply mix, the increased use of electric vehicles and improvements in energy storage may all affect the demand for our current products. Any transition of the global energy sector from fossil-based systems of energy production and consumption to more renewable energy sources could have a material adverse effect on our results of operations, financial position and cash flows.

Risks Related to Third-Party Relationships

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

Our principal customers are major integrated oil and gas companies, large independent and foreign national oil and gas companies throughout the world. Drilling contractors, other oilfield contractors and engineering and construction companies also represent a portion of our customer base. In 2020, our top 15 customers represented approximately 60% of total revenues, and Chevron and its affiliated companies accounted for approximately 11% of total revenues. In 2019 and 2018, our top 15 customers represented approximately 52% and 56% of total revenues, respectively, while BP and its affiliated companies accounted for approximately 10% and 13%, respectively of 2019 and 2018 total revenues. The loss of one or more of our significant customers could have an adverse effect on our results of operations, financial position and cash flows.

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

Financial Risks

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

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we could incur additional impairment charges related to the carrying value of our long-lived assets.

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

We incurred inventory and long-lived asset write-downs of approximately $17.3 million and $8.3 million, respectively, during the year ended December 31, 2020. These charges are reflected as "Restructuring and other charges" in our Consolidated Statements of Income (Loss).

During the fourth quarter of 2018, we incurred inventory and long-lived asset write-downs of approximately $32.1 million and $14.9 million, respectively, as a result of changes in our business structure and where specific products are manufactured. There were no inventory and long-lived asset write-downs recorded during the year ended December 31, 2019.

In December 2018, the overall offshore market conditions declined. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential delays associated with certain of our long-term projects. Further, in December 2018 due to the decline in our stock price, our market capitalization dropped below the carrying value of our assets. An interim goodwill impairment analysis was performed for the year ended December 31, 2018. Based on this analysis, we recorded an impairment loss of $38.6 million for our Western Hemisphere reporting unit for the year ended December 31, 2018. Following this impairment charge, the Western Hemisphere reporting unit has no remaining goodwill balance. There were no impairment charges recorded during the year ended December 31, 2019.

During 2020, Brent crude oil prices fluctuated significantly, with a high of $70.25 per barrel, a low of $9.12 per barrel, and an average of $41.96 per barrel. Continued weakness or volatility in market conditions may further deteriorate the financial performance or future prospects of our operating segments from current levels, which may result in an impairment of long-lived assets or inventory and negatively impact our financial results in the period of impairment.

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

A portion of our business consists of the designing, manufacturing and selling of our equipment for major projects pursuant to competitive bids and is performed on a fixed-price basis. Under these contracts, we are typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested changes in order specifications. Our actual costs and any gross profit realized on these fixed-price contracts may vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:

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

Risks Related to Legal, Compliance and Regulations

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

On June 23, 2016 the United Kingdom (U.K.) held a referendum in which a majority of British voters voted to exit the E.U., commonly known as “Brexit”, with the U.K. officially withdrawing from the E.U. on January 31, 2020. A transition period (during which the trading relationship between the E.U. and the U.K. remained substantially the same as prior to Brexit) followed, and this transition period expired on December 31, 2020. Shortly prior to expiration of the transition period, in December 2020, the U.K. and the E.U. reached an accord on a trade and cooperation agreement (TCA). Brexit and the terms of the TCA brought to an end the U.K.’s automatic access to the E.U. single market, resulting in the U.K. no longer benefitting from the free movement of goods and services between the E.U. and the U.K. The rights of people to freely move between the E.U. and the U.K. have also been restricted. The TCA is provisionally applicable from January 1, 2021, having been ratified by the UK Parliament on December 30, 2020 and it is currently awaiting formal approval of the European Parliament and the adoption by the European Council (both expected by the end of February 2021).

The June 2016 referendum, and the uncertainty that has followed, adversely impacted global markets, including currencies, resulted in a decline in the value of the British pound sterling, as compared to the U.S. dollar and other currencies. Volatility in exchange rates could be expected to continue in the short to medium term. Brexit could be expected to lead to additional political, legal, regulatory and economic instability in the E.U. and the U.K. In the long term, Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to divergent national laws and regulations as the U.K. government determines which E.U. laws to modify or replace. Depending on the application of the terms of the TCA, our business could face new regulatory costs and challenges. Any of these effects of Brexit, and others which we cannot anticipate, could have a negative impact on the Company’s financial position and results of operations.

Even though aspects of the future U.K. and E.U. relationship were agreed by December 31, 2020, further discussions regarding the future U.K. and E.U. relationship continue and may be expected to result in continued economic uncertainty and volatility in the value of the British pound sterling. A weaker British pound sterling compared to the U.S. dollar during a reporting period would cause local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. In addition, the Company continues to monitor potential changes to trade and customs requirements as a result of Brexit. Continued adverse consequences such as deterioration in economic conditions and volatility in currency exchange rates could have a negative impact on the Company's financial position and results of operations. See “Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows" under "Item 1A. Risk Factors".

The consequences of Brexit, the application of the terms of the TCA and the negotiations that the U.K. is currently undertaking with other countries with a view to replicating (where possible) the effects of the E.U.’s international trade agreements, which the U.K. will no longer benefit from, could introduce significant uncertainties into global financial markets and adversely impact the regions in which we and our clients operate. For example, importing and exporting activity from our Aberdeen manufacturing facility could be subject to higher costs and delays, which could cause disruptions in our delivery schedules to our customers. The risk of a possible second Scottish referendum on the independence of Scotland from the U.K. and the uncertainty associated with such a referendum (as well as any potential outcomes were a referendum to be held) could result in additional economic uncertainty and cause disruption to economic trade and our business operations. A second Scottish referendum is supported by the currently ruling pro-independence Scottish National Party and if they are re-elected in the upcomimg Scottish parliamentary elections of May 2021, the issue of Scotand’s independence may become a dominant factor and impact economic activity and trade, which could have a negative effect on our business operations.

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

Our operations and the operations of our customers are also subject to federal, state, local and foreign laws and regulations relating to the protection of human health and the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. For example, our operations are subject to numerous and complex laws and regulations that, among other things, may regulate the management and disposal of hazardous and non-hazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities and concentrations of various materials that can be released into the environment; limit or prohibit operation activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record-keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. We are required to invest financial and managerial resources to comply with such environmental, health and safety laws and regulations and anticipate that we will continue to be required to do so in the future. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. For example, legislation to regulate emissions of greenhouse gases has been introduced, but not enacted, in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences, including the United Nations Climate Change Conference in Paris (COP 21) in November 2015, which resulted in the creation of the Paris Agreement. The Paris Agreement, signed by the U.S. on April 22, 2016, requires countries to review and “represent a progression” in their nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. Although the Trump administration had withdrawn the U.S. from the Paris Agreement on November 4, 2020, the Biden administration officially reentered the U.S. in the Paris Agreement in February 2021. Also, the EPA has undertaken efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA expanded its regulations relating to those emissions and adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Subsequent to the Paris Agreement, there has been no significant legislative progress in cap and trade proposals or greenhouse gas emission reductions. The adoption of legislation or regulatory programs to reduce greenhouse gas emissions could also increase the cost of consuming, and thereby reduce demand for, the hydrocarbons that our customers produce. The Biden Administration have identified climate change as a priority, and it is likely that new executive orders, regulatory action, and/or legislation targeting greenhouse gas emissions, or prohibiting, delaying or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. For example, on January 27, 2021, President Biden issued an executive order mandating the Secretary of the Interior to pause new oil and gas leasing on federal lands, onshore and offshore, pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices, including consideration of whether to adjust royalties associated with oil and gas resources extracted from public lands and offshore waters or other appropriate action to account for corresponding climate costs. Consequently, such legislation or regulatory programs could have an adverse effect on our financial condition and results of operations. It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impact a new regulatory action might have on us or our customers. Generally, the anticipated regulatory actions do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies that are our competitors. However, our business and prospects could be adversely affected to the extent laws are enacted or modified or other governmental action is taken that prohibits or restricts our customers’ exploration and production activities or imposes environmental protection requirements that result in increased costs to us or our customers.

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

Risks Related to Cybersecurity and Technology

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

Risks Related to Ownership of our Common Stock

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas	1,731,000	218.0	Owned
Aberdeen, Scotland	222,800	24.1	Owned
Singapore	293,200	14.4	Leased
Macae, Brazil	169,600	10.6	Owned

For additional information on our manufacturing facilities, see "Item 1. Business - General" and "Manufacturing".

Sales, Service and Reconditioning Facilities

Location*	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
Midland, Texas	10,000	0.2	Sales/Service/Warehouse
Villahermosa, Mexico*	12,400	0.3	Sales/Service/Warehouse
Anaco, Venezuela*	3,000	0.1	Sales/Service/Warehouse
Quito, Ecuador	2,600	0.1	Sales
Shushufindi, Ecuador	135,800	3.1	Sales/Service/Warehouse
Beverwijk, Holland	32,000	0.7	Sales/Warehouse
Stavanger, Norway*	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,100	2.6	Sales/Service/Reconditioning/Warehouse
Takoradi, Ghana	2,500	0.8	Service/Reconditioning/Warehouse
Cairo, Egypt	2,200	—	Sales
Alexandria, Egypt	5,200	0.6	Service/Reconditioning/Warehouse
Doha, Qatar	8,900	—	Service/Reconditioning/Warehouse
Shekou, China	11,100	—	Sales/Service/Warehouse
Perth and Welshpool, Australia	28,000	2.9	Sales/Service/Reconditioning/Warehouse
Mumbai, India	130	—	Sales
Jakarta, Indonesia	150	—	Sales
Kuala Lumpur, Malaysia	400	—	Sales
Beijing, China	120	—	Sales

*These facilities are owned; all other facilities are leased.

The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen, Singapore and Macae. For additional information on our manufacturing facilities, see "Item 1. Business – General."

Item 3.        Legal Proceedings

For information with respect to this item, see "Contingencies", Note 15 of Notes to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.

Item 4.        Mine Safety Disclosure

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is publicly traded on the New York Stock Exchange under the symbol "DRQ."

There were approximately 338 stockholders of record of the Company’s common stock as of December 31, 2020. This number includes the Company’s employees and directors that hold shares but does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

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

Repurchase of Equity Securities

The following table summarizes the repurchase and cancellation of our common stock during the year ended December 31, 2020

	Twelve months ended December 31, 2020
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs

January 1-31, 2020	-	$-	-	$73.4
February 1-29, 2020	-	-	-	73.4
March 1-31, 2020	808,389	30.91	808,389	48.5
April 1-30, 2020	-	-	-	48.5
May 1-31, 2020	-	-	-	48.5
June 1-30, 2020	-	-	-	48.5
July 1-31, 2020	-	-	-	48.5
August 1-31, 2020	-	-	-	48.5
September 1-30, 2020	-	-	-	48.5
October 1-31, 2020	-	-	-	48.5
November 1-30, 2020	-	-	-	48.5
December 1-31, 2020	-	-	-	48.5
	808,389	$30.91	808,389	$48.5

(1) On February 26, 2019, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company is authorized to repurchase up to $100.0 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. During the year ended December 31, 2020, the Company purchased 808,389 shares under the share repurchase plan at an average price of approximately $30.91 per share totaling approximately $25.0 million, pursuant to a 10b5-1 plan, which is reflected in "Retained earnings" in the Consolidated Balance Sheets. All repurchased shares have been cancelled as of December 31, 2020.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock to the cumulative total shareholder return on the Standard & Poor’s 500 Stock Index and the Philadelphia Oil Service Sector Index (“OSX”), an index of oil and natural gas related companies that represents an industry composite of peers. This graph covers the period from December 31, 2015 through December 31, 2020. This comparison assumes the investment of $100 on December 31, 2015 and the reinvestment of all dividends, if any. The shareholder return set forth is not necessarily indicative of future performance.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Products	$258,834	$303,279	$265,052	$351,132	$433,012
Services	75,577	72,018	72,414	61,945	64,094
Leasing	30,562	39,509	47,160	42,392	41,625
Total revenues	364,973	414,806	384,626	455,469	538,731
Cost and expenses:
Cost of sales:
Products	200,758	223,502	222,568	270,854	296,696
Services	37,449	36,550	37,196	32,733	32,784
Leasing	31,491	34,955	33,809	26,656	27,215
Total cost of sales	269,698	295,007	293,573	330,243	356,695
Selling, general and administrative	95,057	98,412	102,097	105,296	82,125
Engineering and product development	18,920	17,329	20,297	19,974	18,919
Impairments	7,719	-	38,559	-	-
Restructuring and other charges	35,380	4,396	60,043	60,968	-
Gain on Sale of Assets	(587)	(1,511)	(6,198)	(168)	(103)
Foreign currency transaction (gains) and losses	2,345	(1,630)	(1,007)	8,292	(31,764)
Total costs and expenses	428,532	412,003	507,364	524,605	425,872
Operating income (loss)	(63,559)	2,803	(122,738)	(69,136)	112,859
Interest income	2,131	7,940	8,040	3,564	3,037
Interest expense	(621)	(314)	(291)	(72)	(28)
Income (loss) before income taxes	(62,049)	10,429	(114,989)	(65,644)	115,868
Income tax (benefit) provision	(31,281)	8,709	(19,294)	34,995	22,647
Net income (loss)	$(30,768)	$1,720	$(95,695)	$(100,639)	$93,221
Earnings (loss) per common share:
Basic	$(0.87)	$0.05	$(2.58)	$(2.69)	$2.48
Diluted	$(0.87)	$0.05	$(2.58)	$(2.69)	$2.47
Weighted average common shares outstanding:
Basic	35,260	35,839	37,075	37,457	37,537
Diluted	35,260	36,152	37,075	37,457	37,667
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$(21,088)	$14,678	$45,503	$107,993	$246,522
Net cash used in investing activities	(5,628)	(8,471)	(15,173)	(44,892)	(157,849)
Net cash provided by (used in) financing activities	$(25,183)	$(24,572)	$(99,199)	$560	$(21,893)
Other Data:
Depreciation and amortization	$32,389	$34,020	$35,312	$40,974	$31,857
Capital expenditures	$11,943	$11,501	$32,061	$27,622	$25,763

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Balance Sheet Data:
Working capital	$777,681	$783,549	$771,442	$908,638	$955,231
Total assets	$1,151,172	$1,206,565	$1,192,510	$1,399,805	$1,461,404
Total stockholders' equity	$1,041,528	$1,090,701	$1,096,162	$1,294,461	$1,356,424

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

For a discussion of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Oil and Gas Prices

Both the market for drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. The outbreak of COVID-19 in 2020 and the disputes over oil production early in the year by the OPEC and non-OPEC nations resulted in oil prices reaching historic lows in the earlier part of 2020. Subsequent to this, the OPEC and non-OPEC nations have since implemented substantial production cuts to stabilize oil prices. However, the initial dispute coupled with the effects of the pandemic led to a significant decline in crude oil prices, resulting in a challenging industry environment.

Lower crude oil and natural gas prices have resulted in a trend of customers seeking to renegotiate contract terms with the Company, including extensions of delivery terms and, in some instances, contract revisions. In some cases, a customer may already hold inventory of the Company’s equipment, which delays the placement of new orders. In addition, some of the Company’s customers could experience liquidity or solvency issues or could otherwise be unable or unwilling to perform under a contract, which could ultimately lead a customer to declare bankruptcy or otherwise encourage a customer to seek to repudiate, cancel or renegotiate a contract. An extended period of reduced crude oil and natural gas prices may accelerate these trends. If the Company experiences significant contract terminations, suspensions or scope adjustments to its contracts, then its financial condition, results of operations and cash flows may be adversely impacted. Oil and gas prices and the level of drilling and production activity have historically been characterized by significant volatility. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

During 2020, Brent crude oil prices fluctuated significantly, with a high of $70.25 per barrel, a low of $9.12 per barrel, and an average of $41.96 per barrel compared to an average of $64.28 per barrel in 2019 and $71.34 per barrel in 2018. According to the January 2021 release of the Short-Term Energy Outlook published by the EIA, Brent crude oil prices are projected to average $52.70 per barrel in 2021 and $53.44 per barrel in 2022. The International Energy Agency projected the global oil demand to grow by approximately 5.5 million barrels per day to a total of 96.6 million barrels per day in 2021 based on its January 2021 Oil Market Report.

Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the years ended December 31, 2020, 2019 and 2018. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	2020		2019		2018
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	55	47	52	43	56	37
Eastern Hemisphere	47	60	63	74	57	63
Asia-Pacific	34	259	39	252	34	231
Total	136	366	154	369	147	331

Source: IHS—Petrodata RigBase— December 31, 2020, 2019 and 2018

According to IHS-Petrodata RigBase, as of December 31, 2020, there were 461 rigs contracted for the Company’s geographic regions (126 floating rigs and 335 jack-up rigs), which represents a 14.6% decrease from the rig count of 540 rigs (156 floating rigs and 384 jack-up rigs) as of December 31, 2019. The December 31, 2019 rig count represented a 10.9% increase from the rig count on December 31, 2018 of 487 rigs (146 floating rigs and 341 jack-up rigs).

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

President Biden has indicated that these tariffs will likely remain in place while the new administration assesses the United States’ current posture, including a review of the phase one trade deal with China. The imposition of any additional tariffs or initiation of trade restrictions by or against the United States could cause our cost of raw materials to increase or affect the markets for our products. However, given the uncertainty regarding the scope and duration of these trade actions by the United States and other countries, their ultimate impact on our business and operations remains uncertain.

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

On June 24, 2020, the Company and Proserv Group, Inc. (“Proserv”) announced an agreement pursuant to which the Company would rely upon Proserv for the manufacture and supply of subsea control systems but on a non-exclusive basis. The agreement allows the Company to continue to serve its existing subsea controls customers with the support and collaboration of Proserv and follows the Company’s strategic decision to consolidate the supply and development of control systems with a dedicated subsea controls provider. This arrangement will allow the Company to avoid operating and research and development costs related to subsea controls, which were expected to be between $8 million and $10 million per year.

The COVID-19 pandemic continues to have an impact globally. While we have been actively monitoring the worldwide spread of COVID-19, the extent to which the pandemic will ultimately impact our business remains difficult to predict. Our priority remains the safety of our employees, clients and the communities in which we live and operate. We are taking a measured approach in bringing our employees back in the office. We continue to remain in close and regular contact with our employees, clients, suppliers, partners and governments globally to help them navigate these challenging times.

The outbreak of COVID-19 and its development into a pandemic in the first quarter of 2020 resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, curtailed business operations, prohibited public gatherings and restricted the overall level of individual movement and in-person interaction across the globe. While the severity of the government-imposed restrictions in different regions and changes to consumer behavior have continued to evolve during the course of the pandemic, significant global economic disruptions have continued throughout 2020. With the recent increase in the number of COVID-19 cases during the fourth quarter, governments in certain jurisdictions have reimposed enhanced restrictions on business activity and travel. These actions and changes in consumer behavior resulting from the pandemic continue to impact our business and have significantly reduced global economic activity and caused global demand for oil and gas to decrease at an unprecedented rate. This demand reduction was further exacerbated by disputes over oil production by the OPEC and non-OPEC nations, especially during the first half of the year. Although the OPEC and non-OPEC nations have since agreed upon substantial production cuts to stabilize oil prices, the dispute has led to significant declines and volatility in crude oil prices, resulting in a challenging industry environment. The extent of the impact of the pandemic, including economic impacts that may persist following the widespread deployment of vaccines, and the decline in oil prices on our operational and financial performance will depend on future developments, which are uncertain and cannot be predicted. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

In addition, the pandemic has continued to cause disruption to our suppliers and their sub-contractors. Our suppliers and their sub-contractors’ operations experienced disruptions related to worker absenteeism, quarantine, travel and health-related restrictions. This in turn exerts downward pressure on our global manufacturing scheduling and capacity as our supply chain is disrupted causing delays in product shipments and leading to an increase of our inventory balance. As a result of these disruptions and the related downturn in customer activity, overall production output decreased by 6.5% as compared to the prior year. We actively review our global production plans with our supply chain and manufacturing groups and adopt contingency plans where possible to minimize the impact of these COVID-19 related disruptions.

The proactive safety measures we had previously implemented in response to the COVID-19 pandemic to protect the health and safety of our employees, customers and suppliers globally will continue to remain in place until we have determined that the COVID-19 pandemic has been adequately contained. We enacted rigorous safety measures in all of our sites, including implementing social distancing protocols, requiring remote work arrangements where possible, staggering shifts, suspending travel, extensively and frequently disinfecting our workspaces and providing masks to those employees who must be physically present at work. Furthermore, we have also utilized government employee support packages where available, in an effort to retain employees during this uncertain period.

We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained. In compliance with the orders issued by certain local jurisdictions in which the Company operates, the Company has continued the practice of requiring all employees to wear a face mask or covering while working at all sites. We may take further safety precautions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers and suppliers.

All our facilities currently remain operational with staggered shifts which has impacted production output including quarantine requirements for our service technicians both before and after being deployed on an offshore engagement. We expect the constraints and limits imposed on our operations to slow or diminish our research and development activities and qualification activities with our customers. We do not believe that remote work arrangements have adversely affected our ability to maintain financial reporting systems, internal control over financial reporting and disclosure controls and procedures. The Company has taken steps and adjusted its workforce to be in line with the current situation as we continue to monitor ongoing market conditions. The extent to which our future results are affected by these externalities will depend on various factors and circumstances beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of containing the virus and developments in the global oil markets. We believe the COVID-19 pandemic will continue to negatively impact oilfield activity in 2021. Similarly, we expect that the oil price decline, and continued uncertainty regarding its duration, will continue to have a negative impact on oil and gas activities. In addition to this, COVID-19 and the associated depressed global economic conditions could also aggravate the risk factors identified in “Item 1A. Risk Factors”, including leading to further material impairment charges.

During 2020, the Company took advantage of the Payroll Tax Deferral provided by the Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”). The Payroll Tax Deferral allows the Company to defer the payment of the Company’s share of FICA taxes of 6.2%. As such, the Company was able to defer its share of FICA taxes for the period beginning March 27, 2020 and ending December 31, 2020 to 2021. This resulted in approximately $2.9 million in FICA cash tax payments being deferred to next year. The Company must still deposit its share of the Medicare hospital insurance tax of 1.45% as well as all of the employee’s share of the payroll taxes withheld. The CARES Act also provides for the five-year carryback of Net Operating Losses (“NOLs”) generated in the 2018, 2019 and 2020 taxable years. In addition, the taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. The Company filed returns to carryback its NOLs back to previous tax years to generate a refund of $31.0 million and expects to file a NOL carryback claim for the 2020 tax year in the second quarter of 2021.

During 2020, the Company also took advantage of job support schemes in Singapore, Australia, the U.K. and Denmark under which the governments introduced a plan to help businesses co-fund wages of workers to encourage employers to retain their workers. The Company has recorded an estimated benefit of $3.1 million through December 31, 2020.

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

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products and from leasing our forging facility. In 2020, the Company derived 70.9% of its revenues from the sale of its products, 20.7% of its revenues from services and 8.4% from leasing revenues, compared to 73.1%, 17.4% and 9.5% for products, services and leasing in 2019, respectively. During the latter part of 2019 we entered into an agreement to lease our forge facilities and equipment to AFGlobal Corporation, which also has an option to acquire those same assets. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. However, customer stocking and destocking can affect the correlation between demand for services and product sales. The Company has substantial international operations, with approximately 66.7% of its revenues derived from foreign sales in 2020 and 65.0% in 2019. Substantially all of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 33.3% of the Company’s total revenues in 2020 and 35.0% in 2019.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on an over time basis. During 2020, there were 57 projects that were accounted for using the over time method, which represented approximately 33.2% of the Company’s total revenues and 46.9% of the Company’s product revenues. During 2019, there were 36 projects that were accounted for using the over time method, which represented approximately 20.5% of the Company’s total revenues and 28.0% of the Company’s product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against current earnings because of over time method of accounting.”

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

Engineering and Product Development Expenses. Engineering and product development expenses consist of new product development and testing, as well as application engineering related to customized products. The engineering and product development expenses during the years ended December 31, 2020 and 2019 were $18.9 million and $17.3 million, respectively.

Impairment. During 2020, impairment losses consist of a full impairment of our goodwill balance of $7.7 million, which occurred in connection with our preparation and review of financial statements during the first quarter of 2020. No goodwill impairment losses were recorded for the year ended December 31, 2019.

Restructuring and Other Charges. During 2020, restructuring and other charges consisted of inventory write-downs, severance charges, long-lived assets write-downs and other charges of $17.3 million, $8.4 million, $8.3 million, and $1.4 million, respectively. For the year ended December 31, 2019, we incurred approximately $4.4 million of expenses primarily associated with professional fees related to our strategic restructuring and approximately $1.1 million in severance payout to our former Chief Operating Officer, pursuant to a separation agreement entered into with him during the first quarter of 2019.

(Gain) Loss on Sale of Assets. Gain or loss on sale of assets consists of sales of certain property, plant and equipment. Gain on sale of assets for the year ended December 31, 2020 was $0.6 million, which consisted primarily of a gain on sale of our TIW Oklahoma facility. Gain on sale of assets for the year ended December 31, 2019 was $1.5 million.

Foreign Currency Transaction (Gains) and Losses.  Foreign currency transaction (gains) and losses result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated. The Company’s foreign subsidiaries, whose functional currency is the local currency, conduct a portion of their operations in U.S. dollars. As a result, these subsidiaries hold significant monetary assets denominated in U.S. dollars. These monetary assets are subject to changes in exchange rates between the U.S. dollar and the local currency, which has resulted in pre-tax non-cash foreign currency loss of $2.3 million during the year ended December 31, 2020 and a pre-tax non-cash foreign currency gain of $1.6 million during the year ended December 31, 2019.

Income Tax Provision. Income tax benefit for 2020 was $31.3 million on a net loss before taxes of $62.0 million, resulting in an effective income tax rate of 50.4%. Income tax expense for 2019 was $8.7 million on net income before taxes of $10.4 million, resulting in an effective income tax rate of 83.5%. The Company’s effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, impact of valuation allowances, changes due to CARES Act legislation, foreign inclusions, changes in withholding tax reserves on undistributed earnings and other permanent differences related to the recognition of income and expense between U.S. GAAP and applicable tax rules.

Reclassifications.  We reclassified approximately $1.6 million and $1.0 million of foreign currency transaction gains for the years ended December 31, 2019 and 2018, respectively, from selling, general and administrative to foreign currency transaction (gains) and losses. These reclassifications did not have an impact on our Consolidated Statements of Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2020	2019	2018
Revenues:
Products	70.9%	73.1%	68.9%
Services	20.7	17.4	18.8
Leasing	8.4	9.5	12.3
Total revenues	100.0	100.0	100.0
Cost of sales:
Products	55.0	53.9	57.6
Services	10.3	8.8	9.7
Leasing	8.6	8.4	8.8
Total cost of sales	73.9	71.1	76.1
Selling, general and administrative	26.0	23.7	26.6
Engineering and product development	5.2	4.2	5.3
Impairments	2.1	-	10.0
Restructuring and other charges	9.7	1.1	15.6
Gain on sale of assets	(0.2)	(0.4)	(1.6)
Foreign currency transaction (gains) and losses	0.6	(0.4)	(0.3)
Total costs and expenses	117.3	99.3	131.7
Operating income (loss)	(17.3)	0.7	(31.7)
Interest income	0.6	1.9	2.1
Interest expense	(0.2)	(0.1)	(0.1)
Income (loss) before income taxes	(16.9)	2.5	(29.7)
Income tax provision (benefit)	(8.6)	2.1	(5.0)
Net income (loss)	(8.3)%	0.4%	(24.7)%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Revenues:
Products:
Subsea equipment	$206.4	$245.3	$209.1
Downhole tools	28.9	28.5	32.2
Surface equipment	12.8	19.4	19.6
Offshore rig equipment	10.7	10.1	4.1
Total products	258.8	303.3	265.0
Services	75.6	72.0	72.4
Leasing	30.6	39.5	47.2
Total revenues	$365.0	$414.8	$384.6

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues. Revenues decreased by $49.8 million, or approximately 12.0%, to $365.0 million in 2020 from $414.8 million in 2019. The overall decrease in revenue was driven by decreased product revenues of $44.5 million and decreased leasing revenues of $8.9 million, partially offset by increased service revenues of $3.6 million. Product revenues decreased by approximately $44.5 million for the year ended December 31, 2020 compared to the same period in 2019 as a result of decreased revenues of $38.9 million in subsea equipment and $6.6 million in surface equipment, partially offset by increased revenues of $0.6 million in offshore rig equipment and $0.4 million in downhole tools. Total revenues decreased in the Eastern Hemisphere by $38.9 million, in the Western Hemisphere by $11.6 million, partially offset by increase in revenues in Asia-Pacific by $0.7 million. The Company’s revenues were negatively impacted by customers requesting extensions on their deliveries, orders and projects being delayed, disruptions to supply chain and production output and an increase in the number of employees in quarantine. All of these negative impacts were attributable to both the COVID-19 pandemic and developments in the global oil markets.

During the first quarter of 2020 as the COVID-19 pandemic outbreak began to affect the global markets, our revenues were negatively impacted by reduced productivity, customers requesting extension of their deliveries and supply chain disruptions. Although all regions were impacted to differing degrees, the initial impact earlier in the year was most felt in the Asia-Pacific region. Further, as a result of supply chain interruptions to our wellhead business in Europe we shifted our focus to pipe fabrication which invariably has lower gross margins. As the year progressed, the effects of the COVID-19 pandemic spread globally and continued to cause delays and disruptions to our production schedule. In the fourth quarter of 2020, as the COVID-19 cases began to rise again, we witnessed an increase of our plant workers requiring quarantine resulting in lower production output and consequently lower revenue compared to the prior year. Overall, stagnant demand and reduced productivity negatively impacted our revenue during the year as a result of the developments discussed in this section. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand.

Service revenues increased by approximately $3.6 million resulting mainly from increased service revenues in Asia-Pacific of $4.9 million and in the Western Hemisphere of $2.9 million, partially offset by decreased service revenue in the Eastern Hemisphere of $4.2 million. The increase in service revenues in Asia-Pacific and the Western Hemisphere is due largely to the increases in technical advisory services and maintenance requests related to products delivered. Lower service revenues in the Eastern Hemisphere are attributable primarily to COVID-19 disruptions, including travel restrictions, and lower activity, which more than offset increased customer rework and conditioning activity during the period.

Leasing revenues decreased by approximately $8.9 million for the year ended December 31, 2020 compared to the same period in 2019 mainly from decreased leasing revenues in the Eastern Hemisphere of $4.7 million, in the Western Hemisphere of $3.8 million and in Asia-Pacific of $0.4 million. The majority of the decrease in the Eastern and Western Hemispheres is related to decreased subsea rental tool utilization due to timing of customer exploration activity, COVID-19 related travel restrictions and the unfavorable developments in the global oil markets. The decrease in Asia-Pacific is mainly due to resolution of a one-time customer dispute on rental equipment.

Cost of Sales. Cost of sales decreased by $25.3 million, or 8.6%, to $269.7 million for 2020 from $295.0 million for 2019. The decrease in costs of sales were mainly in line with the decrease in revenue for the year ended December 31, 2020. Savings resulting from our business transformation were partially offset by higher COVID-19 related costs which included higher manufacturing overhead costs from staggered shifts, an increase in the number of employees in quarantine, supply chain disruptions, additional freight charges, more extensive cleaning and sanitization of workstations and, to a lesser extent unfavorable product mix. Overall, the COVID-19 disruptions and unfavorable product mix resulted in the increase in cost of sales as a percentage of revenue to 73.9% in 2020 from 71.1% in 2019. This was partially offset by savings resulting from leasing of our forge facility to AFGlobal Corporation in the fourth quarter of 2019 and continuing for the entire year in 2020.

Selling, General and Administrative Expenses. For 2020, selling, general and administrative expenses decreased by approximately $3.4 million, or 3.4%, to $95.1 million from $98.4 million in 2019. The decrease was attributable mainly to workforce reductions as part of our global strategic transformation plan and the suspension of our short-term incentive plans and approximately $1.8 million related to accelerated vesting of restricted stock awards and $2.4 million related to continued vesting of performance share units pursuant to a separation agreement with our former Chief Operating Officer entered into during the first quarter of 2019. This was partially offset by higher legal expenses during 2020 related to an ongoing legal matter.

Engineering and Product Development Expenses. For 2020, engineering and product development expenses increased by approximately $1.6 million, or 9.2%, to $18.9 million from $17.3 million in 2019. Engineering and product development expenses as a percentage of revenues increased to 5.2% in 2020 from 4.2% in 2019. This was due to increased activity required to support strategic growth initiatives tied to committed customer orders and our continued research and development efforts within the Subsea Productions Systems product line which resulted in the Offshore Technology Conference award for the VXTe product.

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

Restructuring and Other Charges. As a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in the global oil markets, which triggered historically low crude oil prices and decreases in our customers’ capital budgets, we incurred additional costs under our existing 2018 global strategic plan primarily focused on workforce reductions and to realign our manufacturing facilities during the first quarter of 2020. We recorded inventory write-downs, severance charges, long-lived asset write-downs and other charges of $35.4 million during the year 2020.

During 2019, we incurred approximately $4.4 million of expenses primarily associated with professional fees related to our strategic restructuring and approximately $1.1 million in severance payout to our former Chief Operating Officer, pursuant to a separation agreement entered into with him during the first quarter of 2019.

Gain on Sale of Assets.  During 2020, gain on sale of assets was $0.6 million, which consisted primarily of a gain on sale of our TIW Oklahoma facility. During 2019, gain on sale of assets was $1.5 million, which consisted primarily of the sale of our Youngsville, Louisiana manufacturing and services facility.

Foreign Currency Transaction (Gains) and Losses.  Foreign exchange loss for 2020 was $2.3 million as compared to a foreign exchange gain of $1.6 million for the same period in 2019.

Income Tax Provision (Benefit). Income tax benefit for 2020 was $31.3 million on a loss before taxes of $62.0 million, resulting in an effective income tax rate of 50.4%. Income tax expense was different than the U.S. federal statutory income tax rate of 21% primarily due to the impact of recording the NOL benefit of the CARES Act, changes in accruals for undistributed earnings and foreign inclusions. Income tax expense in 2019 was $8.7 million on an income before taxes of $10.4 million, resulting in an effective tax rate of approximately 83.5%. The change in the effective income tax rate from 2019 to 2020 was primarily driven by the NOL benefit of the CARES Act legislation, increase in accruals for undistributed earnings, change in valuation allowance against the net U.S. deferred tax assets as well as those in various foreign countries, the mix of foreign income taxed at different statutory rates, an increase in non-taxable income, non-deductible expenses, foreign income inclusions and foreign tax credits.

Net Income (Loss). Net loss was approximately $30.8 million in 2020, compared to a net income of $1.7 million in 2019, for the reasons set forth above.

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

Adjusted EBITDA

We calculate Adjusted EBITDA as one of the indicators to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure and certain other items, including those that affect the comparability of operating results. This measurement is used in concert with operating income, its most directly comparable financial measure, and net cash from operating activities, which measures actual cash generated in the period.  In addition, we believe that Adjusted EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance, ability to pursue and service possible debt opportunities and analyze possible future capital expenditures. Adjusted EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income, as measured under U.S. generally accepted accounting principles. The items excluded from Adjusted EBITDA, but included in the calculation of reported net income, are significant components of the Consolidated Statements of Income (Loss) and must be considered in performing a comprehensive assessment of overall financial performance. Our calculation of Adjusted EBITDA may not be consistent with calculations of Adjusted EBITDA used by other companies.

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net income (loss)	$(30,768)	$1,720	$(95,695)
Add:
Interest income, net	(1,510)	(7,626)	(7,749)
Income tax provision (benefit)	(31,281)	8,709	(19,294)
Depreciation and amortization expense	32,389	34,020	35,312
Impairments	7,719	-	38,559
Restructuring and other charges (2)	40,480	4,396	60,043
Gain on sale of assets	(587)	(1,511)	(6,198)
Foreign currency loss (gain)	2,345	(1,630)	(1,007)
Stock compensation expense	12,914	15,721	13,459
Adjusted EBITDA (1)	$31,701	$53,799	$17,430

(1) Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.
(2)  Restructuring and other charges include legal expenses related to a non-recurring legal matter.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) operations by type of activity were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net cash provided by (used in) operating activities	$(21,088)	$14,678	$45,503
Net cash used in investing activities	(5,628)	(8,471)	(15,173)
Net cash used in financing activities	(25,183)	(24,572)	(99,199)
	(51,899)	(18,365)	(68,869)
Effect of exchange rate changes on cash activities	(1,092)	(789)	(6,211)
Decrease in cash and cash equivalents	$(52,991)	$(19,154)	$(75,080)

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

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools, (ii) to fund working capital and (iii) to fund the repurchase of the Company's shares. The Company’s principal source of funds is cash flows from operations. As of December 31, 2020, the Company had availability of $40.2 million under the ABL Credit Facility. The Company may use its liquidity for, among other things, the support of the Company's research and development efforts, the funding of key projects and spending required by any upturn in the Company's business and the pursuit of possible acquisitions.

Net cash used in operating activities in 2020 increased by approximately $35.8 million primarily due to increases resulting from the change in operating assets and liabilities of $49.0 million and an increase in net loss of $32.5 million. This was partially offset by $45.7 million of non-cash movements which included an increase in impairment, restructuring and other charges of $42.9 million, of which, $35.2 million is related to the write-down of inventory and long-lived assets and $7.7 million is related to the impairment of goodwill.

The change in operating assets and liabilities during 2020 resulted in a $49.0 million decrease in cash as compared to the change in operating assets and liabilities during 2019. The $35.9 million increase in prepaids and other assets was primarily due to the CARES Act and other tax benefits recognized due to losses incurred in various foreign jurisdictions. The decrease in accounts payable and accrued expenses of $35.7 million was mainly related to lower material purchases and suspension of our short-term incentive plan during the year. Trade receivables increased by $20.3 million primarily due to lower global collections which was impacted by delays in customer collections due to their remote working arrangements which impacted our ability to collect. As such, we have subsequently collected approximately $20.0 million in the first half of January 2021 related to the customer collection delays from the fourth quarter of 2020. The increase in inventory of $14.3 million was mainly due to delays in shipments due to COVID-19 pandemic related disruptions and the strategic stocking program activity related to our downhole tools and subsea tree businesses. Unbilled receivables decreased by $57.2 million mainly due to the timing difference on our milestone billing, which is offset by an increase in trade receivables, and progress on the projects that are accounted for on an over time basis.

Net income (loss) changed by $32.5 million to a net loss of $30.8 million in 2020 from a net income of $1.7 million in 2019. Net income (loss) changed by $97.4 million to a net income of $1.7 million in 2019 from net loss of $95.7 million in 2018. The reasons for the changes in net income or losses are set forth in the “Results of Operations” section above.

Net cash provided by operating activities in 2019 decreased by approximately $30.8 million from 2018 primarily due to decreases resulting from the change in non-operating assets and liabilities of $90.0 million and operating assets and liabilities of $38.2 million, partially offset by a decreased net loss of $97.4 million between 2019 and 2018. Decreases in the change in non-operating assets and liabilities of $90.0 million primarily related to decreases in impairment, restructuring and other non-cash charges of $98.4 million, partially offset by a lower gain on sale of equipment of $4.7 million and a change in deferred income taxes of $4.7 million. Decreases in the change in operating assets and liabilities of $38.2 million related to change in inventory of $64.0 million and change in trade receivables, net and unbilled receivables of $34.4 million, partially offset by change in accounts payable and accrued expenses of $34.1 million and change in prepaid and other assets of $26.1 million.

Net cash used in investing activities decreased by approximately $2.8 million due to increased proceeds related to sales of assets, partially offset by increased capital expenditures related to rental tools and machinery and equipment in the Western Hemisphere. Capital expenditures by the Company were $11.9 million, $11.5 million and $32.1 million in 2020, 2019 and 2018, respectively. Capital expenditures in 2020 included $5.1 million for rental tools, $3.9 million for machinery and equipment and other expenditures of $2.9 million. Capital expenditures in 2020 were primarily for rental tools to support our current and recently developed products, our downhole tools segment and machinery and equipment required for the consolidation of our manufacturing facilities from the Eastern Hemisphere to the Western Hemisphere. Capital expenditures in 2019 were primarily $3.0 million for facilities, machinery and equipment, $2.4 million for rental tools and other expenditures of $6.1 million. Capital expenditures in 2018 were comprised of $14.0 million for facilities, $2.9 million for machinery and equipment, $12.6 million for rental tools and other expenditures of $2.6 million.

Repurchase of Equity Securities

During the year ended December 31, 2020, the Company purchased 808,389 shares at an average price of $30.91 per share totaling approximately $25.0 million. All repurchased shares have been cancelled as of December 31, 2020. Refer to "Item 5 - Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities" for further discussion.

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

On July 26, 2016, the Board of Directors authorized a stock repurchase plan under which the Company was authorized to repurchase up to $100 million of its common stock. During the year ended December 31, 2018, the Company purchased, and subsequently cancelled, 1,991,206 shares for $100.0 million. The repurchase plan was completed on October 19, 2018. All repurchased shares were subsequently cancelled.

Contractual Obligations

The following table presents the long-term contractual obligations of the Company’s leases and the related payments in total and by year as of December 31, 2020:

	Twelve months ended
	December 31, 2020
	Operating	Finance
	Leases	Leases	Total
	(In thousands)
2021	$1,376	$149	$1,525
2022	1,125	54	1,179
2023	870	26	896
2024	625	20	645
2025	602	-	602
After 2025	4,654	-	4,654
Total lease payments	9,252	249	9,501
Less: interest	2,297	15	2,312
Present value of lease liabilities	$6,955	$234	$7,189

In addition to the above, the Company has issued purchase orders in the ordinary course of business for the purchase of goods and services. These purchase orders are enforceable and legally binding. However, none of the Company’s purchase obligations call for deliveries of goods or services for time periods in excess of one year.

The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months at current activity levels. However, if work activity increases, we expect further working capital investment will be required.

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

As of December 31, 2020, the availability under the ABL Credit Facility was $40.2 million, after taking into account the outstanding letters of credit of approximately $1.0 million issued under the facility. For additional information on the ABL Credit Facility, see "Asset Backed Loan (ABL) Credit Facility," Note 14 of Notes to Consolidated Financial Statements.

Backlog

Backlog typically consists of firm customer orders of Dril-Quip products for which a purchase order, signed contract or letter of award has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in the commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog was approximately $195.7 million at December 31, 2020 and $272.5 million at December 31, 2019. The backlog at the end of 2020 represents a decrease of approximately $76.8 million, or 28.2%, from the end of 2019. The Company’s backlog balance during 2020 was negatively impacted by a decrease in the number of new product bookings due to the outbreak of the COVID-19 pandemic resulting in a depressed global economic environment that led to weakness in oil prices and decreases in our customers’ capital budgets. In addition, we had approximately $11.3 million in cancellations during the year.

The following table represent the change in backlog.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Beginning Backlog	$272,537	$269,968	$207,303
Bookings:
Product (1)	191,301	367,365	342,474
Service	75,577	72,018	72,414
Leasing	30,562	39,509	47,160
Cancellation/Revision adjustments	(11,280)	(61,015)	(11,675)
Translation adjustments	1,926	(502)	(3,082)
Total Bookings	288,086	417,375	447,291
Revenues:
Product	258,834	303,279	265,052
Service	75,577	72,018	72,414
Leasing	30,562	39,509	47,160
Total Revenue	364,973	414,806	384,626
Ending Backlog (1)	$195,650	$272,537	$269,968

(1) The backlog data shown above includes all bookings as of December 31, 2020, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $58.1 million as of December 31, 2020, within "Revenue Recognition,” Note 4 of Notes to Consolidated Financial Statements.

The Company expects to fill approximately 70% to 80% of the December 31, 2020 product backlog by December 31, 2021. The remaining backlog at December 31, 2020 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times.

See “Item 1A. Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”

Geographic Segments

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil. Revenues for each of these segments are dependent upon the ultimate sale of products and services to the Company’s customers. For information on revenues by geographic segment, see "Geographic Segments," Note 16 of Notes to Consolidated Financial Statements.

Currency Risk

The Company has operations in various countries around the world and conducts business in a number of different currencies other than the U.S. dollar, principally the British pound sterling, Mexican pesos and the Brazilian real. Our significant foreign subsidiaries may also have monetary assets and liabilities not denominated in their functional currency. These monetary assets and liabilities are exposed to changes in currency exchange rates which may result in non-cash gains and losses primarily due to fluctuations between the U.S. dollar and each subsidiary’s functional currency.

The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contracts. The Company had, net of income taxes, a transaction loss of $1.9 million in 2020, a transaction gain of $1.3 million in 2019 and a transaction gain of $0.8 million in 2018. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. The Company has put in place an active cash management process to convert excess foreign currency and concentrate this cash in certain of our holding company bank accounts to minimize foreign currency risk and increase investment income.

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

Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in unbilled receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2020 and 2019, unbilled receivables included $96.5 million and $83.2 million of unbilled receivables related to products accounted for using over time method of accounting, respectively. For the year ended December 31, 2020, there were 57 projects representing approximately 33.2% of the Company’s total revenues and approximately 46.9% of its product revenues, and 36 projects during 2019 representing approximately 20.5% of the Company’s total revenues and approximately 28.0% of its product revenues, which were accounted for using over time method of accounting.

Revenues recognized under the point in time method

Revenues from the sale of standard inventory products, not accounted for under the over time method, are recorded at the point in time that the customer obtains control of the promised asset and the Company satisfies its performance obligation. This point in time recognition aligns with when the product is available to the customer, which is when the Company typically has a present right to payment, title transfers to the customer, the customer or its carrier has physical possession and the customer has significant risks and rewards of ownership. The Company may provide product storage to some customers. Revenues for these products are recognized at the point in time that control of the product transfers to the customer, the reason for storage is requested by the customer, the product is separately identified, the product is ready for physical transfer to the customer and the Company does not have the ability to use or direct the use of the product. This point in time typically occurs when the products are moved to storage. We receive payment after control of the products has transferred to the customer.

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

Leasing revenues

The Company earns leasing revenues from the rental of running tools and rental of its forging facility. Revenues from the rental of running tools are recognized within leasing revenues on a day rate basis over the lease term, which is generally between one to three months. Leasing revenue from the rental of our forging facility is recognized on a straight-line basis over the expected life of the lease.

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

Inventory Reserves

Periodically, obsolescence reviews are performed on slow moving and excess inventories and reserves are established based on current assessments about future demands and market conditions. The Company determines the reserve percentages based on an analysis of stocking levels, historical sales levels and future sales forecasts anticipated for inventory items by product type. The inventory values have been reduced by a reserve for slow moving and excess inventories of $82.1 million and $71.0 million as of December 31, 2020 and 2019, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Goodwill

For goodwill an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. Goodwill is not amortized but rather tested for impairment annually on October 1 or when events occur or circumstances change that would trigger such a review. The impairment test entails an assessment of qualitative factors to determine whether it is more likely than not that an impairment exists. If it is more likely than not that an impairment exists, then a quantitative impairment test is performed. Impairment exists when the carrying amount of a reporting unit exceeds its fair value. We complete our annual impairment test for goodwill using an assessment date of October 1. An interim goodwill impairment analysis was performed in connection with the preparation and review of financial statements during the first quarter of 2020. Based on this analysis, we fully impaired our goodwill balance of $7.7 million, all of which was in the Eastern Hemisphere reporting unit. Goodwill was reviewed for impairment by comparing the carrying value of each of our reporting unit’s net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a discounted cash flow approach. We selected this valuation approach because we believe it, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for each of our reporting units. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital ("discount rates"), a terminal growth value and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value. In 2019, we performed an analysis of our goodwill, and as a result of our qualitative assessment no impairment was recorded. See “Item 1A. Risk Factors” for a more detailed discussion of Goodwill impairment during the year.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign currency exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company from December 31, 2019.

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

The Company uses a sensitivity analysis model to measure the potential impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would have resulted in a decrease in revenues of approximately $12.7 million and a decrease in net income of approximately $0.2 million for 2020. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dril-Quip, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Slow Moving and Excess Inventory

As described in Notes 2 and 5 to the consolidated financial statements, management periodically performs obsolescence reviews on slow-moving and excess inventories and reserves are established based on current assessments about future demands and market conditions. Management determines the reserve percentages based on an analysis of stocking levels, historical sales levels and future sales forecasts anticipated for inventory items by product type. The Company’s consolidated inventories, net balance was $212.5 million as of December 31, 2020, which was net of an allowance for slow moving and excess inventory of $82.1 million.

The principal considerations for our determination that performing procedures relating to the allowance for slow moving and excess inventory is a critical audit matter are the significant judgment by management when developing the reserve percentages, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s significant assumption that the historical inventory movements are indicative of future sales.

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

February 25, 2021

We have served as the Company’s auditor since 2014.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Revenues:
Products	$258,834	$303,279	$265,052
Services	75,577	72,018	72,414
Leasing	30,562	39,509	47,160
Total revenues	364,973	414,806	384,626
Cost and expenses:
Cost of sales:
Products	200,758	223,502	222,568
Services	37,449	36,550	37,196
Leasing	31,491	34,955	33,809
Total cost of sales	269,698	295,007	293,573
Selling, general and administrative	95,057	98,412	102,097
Engineering and product development	18,920	17,329	20,297
Impairments	7,719	-	38,559
Restructuring and other charges	35,380	4,396	60,043
Gain on sale of assets	(587)	(1,511)	(6,198)
Foreign currency transaction (gains) and losses	2,345	(1,630)	(1,007)
Total costs and expenses	428,532	412,003	507,364
Operating income (loss)	(63,559)	2,803	(122,738)
Interest income	2,131	7,940	8,040
Interest expense	(621)	(314)	(291)
Income (loss) before income taxes	(62,049)	10,429	(114,989)
Income tax provision (benefit)	(31,281)	8,709	(19,294)
Net income (loss)	$(30,768)	$1,720	$(95,695)
Income (loss) per common share:
Basic	$(0.87)	$0.05	$(2.58)
Diluted	$(0.87)	$0.05	$(2.58)
Weighted average common shares outstanding:
Basic	35,260	35,839	37,075
Diluted	35,260	36,152	37,075

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net income (loss)	$(30,768)	$1,720	$(95,695)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,148)	1,550	(18,823)
Total comprehensive income (loss)	$(36,916)	$3,270	$(114,518)

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$345,955	$398,946
Trade receivables, net	116,202	107,626
Unbilled receivables	140,318	140,534
Inventories, net	212,536	205,062
Prepaids and other current assets	48,182	28,321
Total current assets	863,193	880,489
Operating lease right of use assets	6,962	5,144
Property, plant and equipment, net	234,823	258,497
Deferred income taxes	5,768	8,936
Goodwill	-	7,947
Intangible assets	29,434	32,245
Other assets	10,992	13,307
Total assets	$1,151,172	$1,206,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,424	$46,324
Accrued income taxes	4,343	4,561
Contract liabilities	11,339	6,901
Accrued compensation	5,015	13,599
Operating lease liabilities	1,110	1,314
Other accrued liabilities	26,281	24,241
Total current liabilities	85,512	96,940
Deferred income taxes	6,779	4,150
Income tax payable	9,383	8,868
Operating lease liabilities, long-term	5,845	3,801
Other long-term liabilities	2,125	2,105
Total liabilities	109,644	115,864
Contingencies (Note 15)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 35,417,712 and 35,859,540 shares issued and outstanding at December 31, 2020 and December 31, 2019	363	371
Additional paid-in capital	65,613	52,870
Retained earnings	1,125,263	1,181,023
Accumulated other comprehensive losses	(149,711)	(143,563)
Total stockholders' equity	1,041,528	1,090,701
Total liabilities and stockholders' equity	$1,151,172	$1,206,565

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Operating activities
Net income (loss)	$(30,768)	$1,720	$(95,695)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,389	34,020	35,312
Release of contingent consideration	-	(2,001)	-
Stock-based compensation expense	12,914	15,721	13,459
Impairments	7,719	-	38,559
Restructuring and other charges	35,380	174	60,043
Gain on sale of property, plant and equipment	(587)	(1,511)	(6,198)
Deferred income taxes	4,950	598	(4,091)
Changes in operating assets and liabilities:
Trade receivables, net	(9,522)	10,783	17,988
Unbilled receivables	216	(57,032)	(29,843)
Inventories, net	(28,290)	(14,054)	49,926
Prepaids and other assets	(24,930)	10,980	(15,084)
Accounts payable and accrued expenses	(20,387)	15,343	(18,755)
Other, net	(172)	(63)	(118)
Net cash provided by (used in) operating activities	(21,088)	14,678	45,503
Investing activities
Purchase of property, plant and equipment	(11,943)	(11,501)	(32,061)
Proceeds from sale of equipment	6,315	3,030	16,888
Net cash used in investing activities	(5,628)	(8,471)	(15,173)
Financing activities
Proceeds from exercise of stock options	-	2,181	1,616
ABL Credit Facility issuance costs	-	-	(815)
Repurchase of common shares	(25,000)	(26,570)	(100,000)
Other	(183)	(183)	-
Net cash used in financing activities	(25,183)	(24,572)	(99,199)
Effect of exchange rate changes on cash activities	(1,092)	(789)	(6,211)
Decrease in cash and cash equivalents	(52,991)	(19,154)	(75,080)
Cash and cash equivalents at beginning of year	398,946	418,100	493,180
Cash and cash equivalents at end of year	$345,955	$398,946	$418,100

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(In thousands)
Balance at December 31, 2017	$372	$20,083	$1,400,296	$(126,290)	$1,294,461
Foreign currency translation adjustment	-	-	-	(18,823)	(18,823)
Net loss	-	-	(95,695)	-	(95,695)
Comprehensive loss	-	-	-	-	(114,518)
Repurchase of common stock (1,991,206 shares)	(20)	-	(99,980)	-	(100,000)
Options exercised and awards vested (261,055 shares)	25	1,591			1,616
Stock option expense	-	13,459	-	-	13,459
ASC 606 Implementation		-	1,683		1,683
Other	(1)	(180)	(358)	-	(539)
Balance at December 31, 2018	376	34,953	1,205,946	(145,113)	1,096,162
Foreign currency translation adjustment	-	-	-	1,550	1,550
Net Income	-	-	1,720	-	1,720
Comprehensive income	-	-	-		3,270
Repurchase of common stock (615,940 shares)	(6)	-	(26,564)	-	(26,570)
Options exercised and awards vested (478,246 shares)	-	2,181	-	-	2,181
Stock option expense	-	15,721	-	-	15,721
Other	1	15	(79)	-	(63)
Balance at December 31, 2019	371	52,870	1,181,023	(143,563)	1,090,701
Foreign currency translation adjustment	-	-	-	(6,148)	(6,148)
Net loss	-	-	(30,768)	-	(30,768)
Comprehensive loss	-	-		-	(36,916)
Repurchase of common stock (808,389 shares)	(8)	-	(24,992)	-	(25,000)
Payroll taxes for shares withheld	-	(171)	-	-	(171)
Stock option expense	-	12,914	-	-	12,914
Balance at December 31, 2020	$363	$65,613	$1,125,263	$(149,711)	$1,041,528

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

The Company’s operations are organized into three geographic segments — Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has manufacturing facilities in all three of its regional headquarter locations, as well as in Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Azerbaijan, Denmark, Norway and Holland; Dril-Quip Asia-Pacific PTE Ltd., located in Singapore; and Dril-Quip do Brasil LTDA, located in Macae, Brazil. Other operating subsidiaries include TIW Corporation (TIW) and Honing, Inc., both located in Houston, Texas; DQ Holdings Pty. Ltd., located in Perth, Australia; Dril-Quip Cross (Ghana) Ltd., located in Takoradi, Ghana; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip TIW Saudi Arabia Limited, located in Dammam, Kingdom of Saudi Arabia; Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China, with branches in Shenzhen and Beijing, China; Dril-Quip Qatar LLC, located in Doha, Qatar; Dril-Quip TIW Mexico S. de R.L.C.V., located in Villahermosa, Mexico; Dril-Quip Venezuela S.C.A., located in Anaco, Venezuela and with a registered branch located in Ecuador; TIW (UK) Limited, located in Aberdeen, Scotland; and TIW International LLC, with a registered branch located in Singapore.

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

Reclassifications

We reclassified approximately $1.6 million and $1.0 million of foreign currency transaction gains for the years ended December 31, 2019 and 2018, respectively, from selling, general and administrative to foreign currency transaction (gains) and losses. These reclassifications did not have an impact on our Consolidated Statements of Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 continues to impact the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition and slow moving and excess inventories.

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

Inventory Reserves

Periodically, obsolescence reviews are performed on slow moving and excess inventories and reserves are established based on current assessments about future demands and market conditions. The Company determines the reserve percentages based on an analysis of stocking levels, historical sales levels and future sales forecasts anticipated for inventory items by product type. The inventory values have been reduced by a reserve for slow moving and excess inventories of $82.1 million and $71.0 million as of December 31, 2020 and 2019, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

In 2019, we performed an analysis of our goodwill and as a result of our qualitative assessment no impairment was recorded. For the year ended December 31, 2018, we recorded an impairment charge of $38.6 million. For further information, see Note 8, “Goodwill.”

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

Restructuring and other charges

During 2020, the overall offshore market conditions declined as a result of the COVID-19 pandemic and developments in global oil markets and decreases in our customers’ capital budgets. As such, we incurred additional costs under our existing 2018 global strategic plan to realign our manufacturing facilities globally. We incurred restructuring and other charges of $35.4 million related to non-cash inventory write-downs, severance, long-lived asset write-downs and other charges of approximately $17.3 million, $8.4 million, $8.3 million, and $1.4 million, respectively, for the year ended December 31, 2020. Other charges consisted primarily of professional fees related to the global strategic plan. During 2019, we incurred approximately $4.4 million of expenses primarily associated with professional fees related to our strategic restructuring and approximately $1.1 million in severance payout to our former Chief Operating Officer, pursuant to a separation agreement entered into with him during the first quarter of 2019. There were no costs incurred for employee termination benefits during the year ended December 31, 2019. As a result of unfavorable market conditions, combined with the impact of decreased capital expenditure budgets within the industry driven by sustained low oil prices, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities in the second quarter of 2018. During 2018, we incurred non-cash inventory, long-lived asset write-downs and employee termination benefits of approximately $32.1 million, $14.9 million and $7.3 million, respectively, as a result of expected changes in our business structure and where specific products are manufactured. Additionally, in 2018, there were other charges incurred of approximately $5.7 million related to professional fees for consulting services for the strategic planning and implementation efforts. These charges are reflected as "Restructuring and other charges" in our Consolidated Statements of Income (Loss).

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

Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in unbilled receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2020 and 2019, unbilled receivables included $96.5 million and $83.2 million of unbilled receivables related to products accounted for using over time method of accounting, respectively. For the year ended December 31, 2020, there were 57 projects representing approximately 33.2% of the Company’s total revenues and approximately 46.9% of its product revenues, and 36 projects during 2019 representing approximately 20.5% of the Company’s total revenues and approximately 28.0% of its product revenues, which were accounted for using over time method of accounting.

Revenues recognized under the point in time method

Revenues from the sale of standard inventory products, not accounted for under the over time method, are recorded at the point in time that the customer obtains control of the promised asset and the Company satisfies its performance obligation. This point in time recognition aligns with when the product is available to the customer, which is when the Company typically has a present right to payment, title transfers to the customer, the customer or its carrier has physical possession and the customer has significant risks and rewards of ownership. The Company may provide product storage to some customers. Revenues for these products are recognized at the point in time that control of the product transfers to the customer, the reason for storage is requested by the customer, the product is separately identified, the product is ready for physical transfer to the customer and the Company does not have the ability to use or direct the use of the product. This point in time typically occurs when the products are moved to storage. We receive payment after control of the products has transferred to the customer.

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

Leasing revenues

The Company earns leasing revenues from the rental of running tools and rental of its forging facility. Revenues from rental of running tools are recognized within leasing revenues on a day rate basis over the lease term, which is generally between one to three months. Rental revenue from the forging facility is recognized on a straight-line basis over the expected life of the lease. Leasing revenues from rental of running tools during years ended December 31, 2020 and 2019 were $28.5 million and $39.0 million, respectively. Leasing revenues from rental of facilities were $2.1 million and $0.5 million, respectively, for the same period.

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

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. The Company had, net of income taxes, a transaction loss of $1.9 million in 2020, a transaction gain of $1.3 million in 2019 and a transaction gain of $0.8 million in 2018.

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

3. New Accounting Standards

In June 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04 “Reference Rate Reform (Topic 848).” Topic 848 is effective for fiscal years and interim periods beginning as of March 12, 2020 through December 31, 2022. This update provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The adoption of ASU 2020-04 did not have a material impact on our financial position, results of operations or cash flows.

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12 “Income Taxes (Topic 740).” Topic 740 is effective for fiscal years and interim periods beginning after December 15, 2020. This update simplifies the accounting for income taxes by removing certain exceptions such as the exception to the incremental approach for intraperiod tax allocation, the exception to the requirement to recognize a deferred tax liability for equity method investments, the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary and the exception to the general methodology for calculating income taxes in an interim period. The adoption of ASU 2019-12 will not have a material impact on our financial position, results of operations or cash flows.

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

4. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Twelve Months Ended
	December 31, 2020
	Western Hemisphere	Eastern Hemisphere	Asia- Pacific	Total
	(In thousands)
Product Revenues	$151,351	$56,038	$51,445	$258,834
Service Revenues	$45,536	$14,332	$15,709	$75,577
Total	$196,887	$70,370	$67,154	$334,411

	Twelve Months Ended
	December 31, 2019
	Western Hemisphere	Eastern Hemisphere	Asia- Pacific	Total
	(In thousands)
Product Revenues	$162,067	$86,057	$55,155	$303,279
Service Revenues	42,694	18,509	10,815	72,018
Total	$204,761	$104,566	$65,970	$375,297

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2019	$136,332
Additions	111,828
Transfers to Accounts Receivable	(112,187)
Contract Assets at December 31, 2020	$135,973

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2019	$6,901
Additions	16,393
Revenue Recognized	(12,479)
Contract Liabilities at December 31, 2020	$10,815

Contract asset receivables were $136.0 million and $136.3 million for the years ended December 31, 2020 and 2019, respectively. Contract assets include unbilled accounts receivable associated with contracts accounted for under the over time accounting method which were approximately $96.5 million and $83.2 million at December 31, 2020 and 2019, respectively. Unbilled contract assets are transferred to the trade receivables, net, when the rights become unconditional. The contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of December 31, 2020.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $58.1 million as of December 31, 2020. The Company expects to recognize revenue on approximately 70.4% of the remaining performance obligations over the next 12 months and the remaining 29.6% thereafter.

The Company applies the practical expedient available under the new revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

5. Inventories, net

Inventories consist of the following:

	December 31,
	2020	2019
	(In thousands)
Raw materials and supplies	$32,833	$46,282
Work in progress	44,924	54,171
Finished goods	216,928	175,629
	294,685	276,082
Less: allowance for slow moving and excess inventory	(82,149)	(71,020)
Total inventory	$212,536	$205,062

6. Property, Plant and Equipment, net

Property, plant and equipment consists of:

	Estimated Useful	December 31,
	Lives	2020	2019
		(In thousands)
Land improvements	10-25 years	$7,379	$7,790
Buildings	15-40 years	206,732	213,705
Machinery, equipment and other	3-10 years	390,803	382,837
		604,914	604,332
Less accumulated depreciation		(399,095)	(371,365)
		205,819	232,967
Land		12,408	12,550
Construction work in process		16,596	12,980
Total property, plant and equipment		$234,823	$258,497

Depreciation expense totaled $28.7 million, $31.0 million and $32.8 million for 2020, 2019 and 2018, respectively.

7. Restructuring and Other Charges

As a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in global oil markets, which triggered historically low crude oil prices and decreases in our customers’ capital budgets, we incurred additional costs under our 2018 global strategic plan primarily focused on workforce reductions and the reorganization of certain facilities during the first quarter of 2020. These charges are reflected as "Restructuring and other charges" in our Consolidated Statements of Income (Loss).

The following table summarizes the components of charges included in "Restructuring and other charges" in our Consolidated Statements of Income (Loss) for the year ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Inventory write-down	$17,272	$-	$32,070
Severance	8,462	1,125	7,324
Long-lived asset write-down	8,269	-	14,902
Exit costs	-	-	447
Other	1,377	3,271	5,300
	$35,380	$4,396	$60,043

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges as of December 30, 2020 (in thousands):

December 31, 2020
Balance at January 1, 2020	$-
Additions for costs expensed	8,462
Reductions for payments	(7,316)
Ending balance at December 31, 2020	$1,146

8. Goodwill

The changes in the carrying amount of goodwill by reporting unit during the years ended December 31, 2020 and 2019 were as follows:

	Carrying Value January 1, 2020	Foreign Currency Translation	Impairments	Carrying Value December 31, 2020
	(In thousands)
Western Hemisphere	$-	$-	$-	$-
Eastern Hemisphere	7,947	(247)	(7,700)	-
Asia-Pacific	-	-	-	-
Total	$7,947	$(247)	$(7,700)	$-

	Carrying Value January 1, 2019	Foreign Currency Translation	Impairments	Carrying Value December 31, 2019
	(In thousands)
Western Hemisphere	$-	$-	$-	$-
Eastern Hemisphere	7,714	233	-	7,947
Asia-Pacific	-	-	-	-
Total	$7,714	$233	$-	$7,947

In March 2020, the overall offshore market conditions declined primarily due to the outbreak of the COVID-19 pandemic and the developments in the global oil markets. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential contract delays. As a result, an interim goodwill impairment analysis was performed in connection with the preparation and review of financial statements during the first quarter of 2020. Based on this analysis, we fully impaired our goodwill balance of $7.7 million, all of which was in the Eastern Hemisphere reporting unit. These charges are reflected as "Impairments" in our Consolidated Statements of Income (Loss).

The fair values were determined using the net present value of the expected future cash flows for each reporting unit. During the Company’s goodwill impairment analysis, the Company determined the fair value of its Eastern Hemisphere reporting unit as a whole using discounted cash flow analysis, which requires significant assumptions and estimates about the future operations of the reporting unit. The assumptions about future cash flows and growth rates are based on our strategic budget for 2020 and for future periods, and management’s beliefs about future activity levels. The discount rate we used for future periods could change substantially if the cost of debt or equity were to significantly increase or decrease, or if we were to choose different comparable companies in determining the appropriate discount rate for our reporting unit. Forecasted cash flows in future periods were estimated using a terminal value calculation, which considered long-term earnings growth rates.

No goodwill impairment losses were recorded for the year ended December 31, 2019. In December 2018, the overall offshore market conditions declined. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential delays associated with certain of our long-term projects. Further, in December 2018 due to the decline in our stock price, our market capitalization dropped below the carrying value of our assets. As a result, an interim goodwill impairment analysis was performed in connection with our preparation and review of financial statements for the year ended December 31, 2018. Based on this analysis, we recorded an impairment loss of $38.6 million for our Western Hemisphere reporting unit for the year ended December 31, 2018. Following this impairment charge, the Western Hemisphere reporting unit had no remaining goodwill balance. Based on our 2019 goodwill impairment analysis the fair value of the Eastern Hemisphere reporting unit exceeded its carrying value by 71%.

9. Intangible Assets

Intangible assets, the majority of which were acquired in the acquisition of TIW and OPT, consist of the following:

	Estimated Useful Lives	2020
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
	(In thousands)
Trademarks	15 years	$8,238	$(1,033)	$(5)	$7,200
Patents	15 - 30 years	6,054	(2,715)	(2)	3,337
Customer relationships	5 - 15 years	25,966	(7,304)	65	18,727
Non-compete agreements	3 years	171	(171)	-	-
Organizational Costs	indefinite	179	(15)	6	170
		$40,608	$(11,238)	$64	$29,434

	Estimated Useful Lives	2019
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,159	$(512)	$47	$7,694
Patents	15 - 30 years	5,945	(2,529)	-	3,416
Customer relationships	5 - 15 years	25,787	(4,954)	122	20,955
Non-compete agreements	3 years	171	(170)	-	1
Organizational costs	indefinite	172	-	7	179
		$40,234	$(8,165)	$176	$32,245

Amortization expense was $3.0 million, $2.9 million, $2.4 million, respectively for each of the years 2020, 2019 and 2018. Based on the carrying value of intangible assets at December 31, 2020, amortization expense for the subsequent five years is estimated to be as follows: 2021 — $3.1 million; 2022 — $2.8 million; 2023 — $2.8 million ; 2024 — $2.8 million; and 2025 — $2.8 million.

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

Under the transition method selected by the Company, leases expiring at, or entered into after, January 1, 2019 were required to be recognized and measured. Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company's historical accounting under ASC 840. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities as of January 1, 2019, with no related impact on the Company’s Consolidated Statements of Stockholders’ Equity or Consolidated Statements of Income (Loss). Short-term leases have not been recorded on the Company’s Consolidated Balance Sheets.

We lease facilities related to sales and service, manufacturing, reconditioning, certain office spaces, apartments and warehouse, all of which we classify as operating leases. In addition, we also lease certain office equipment and vehicles, which we classify as financing leases. Leases with an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance Sheets; short-term lease expense for the twelve months ended December 31, 2020 was approximately $2.2 million.

Most leases include one or more options to renew, with renewal terms that can extend the lease term on a monthly, annual or longer basis. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term unless there is a transfer of title or purchase option that is reasonably certain of being exercised.

Certain lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

		December 31, 2020	December 31, 2019
	Classification	(In thousands)	(In thousands)
Assets
Operating	Operating lease right of use assets	$6,962	$5,144
Finance	Other assets	228	437
Total lease assets		$7,190	$5,581

Liabilities
Current
Operating	Operating lease liabilities	$1,110	$1,314
Finance	Other accrued liabilities	141	228

Noncurrent
Operating	Operating lease liabilities, long-term	5,845	3,801
Finance	Other long-term liabilities	93	224
Total lease liabilities		$7,189	$5,567

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is based on our rate for the ABL Credit Facility (as defined herein).

Our lease costs are as follows:

		Twelve Months Ended
		December 31, 2020	December 31, 2019
		(In thousands)	(In thousands)
	Classification
Operating lease cost	Selling, general and administrative	$1,617	$1,713
Short-term lease costs	Selling, general and administrative	2,173	2,104
Amortization of leased assets	Selling, general and administrative	186	361
Interest on lease liabilities	Net interest expense	14	25
Total lease cost		$3,990	$4,203

The Company leases certain offices, shop and warehouse facilities, automobiles and equipment. Total lease expense incurred was $3.8 million, $3.8 million, and $5.4 million in 2020, 2019 and 2018, respectively. The five year and beyond maturity of our lease obligations is presented below:

	Twelve months ended
	December 31, 2020
	Operating	Finance
	Leases	Leases	Total
	(In thousands)
2021	$1,376	$149	$1,525
2022	1,125	54	1,179
2023	870	26	896
2024	625	20	645
2025	602	-	602
After 2025	4,654	-	4,654
Total lease payments	9,252	249	9,501
Less: interest	2,297	15	2,312
Present value of lease liabilities	$6,955	$234	$7,189

The lease term and discount rate for our operating and finance leases is as follows:

December 31, 2020
Weighted average remaining lease term (years)
Operating leases	11.7
Finance leases	2.3

Weighted average discount rate
Operating leases	5.1%
Finance leases	4.5%

We had no material non-cash financing or operating leases entered into during the twelve months ended December 31, 2020.

Other information pertaining to our lease obligations is as follows:

	December 31, 2020	December 31, 2019
	(In thousands)	(In thousands)
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,615	$1,737
Operating cash flows from finance leases	16	28
Financing cash flows from finance leases	183	183

11. Income Taxes

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Domestic	$(76,056)	$(51,041)	$(120,784)
Foreign	14,007	61,470	5,795
Total	$(62,049)	$10,429	$(114,989)

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current:
Federal	$(44,752)	$(569)	$(24,366)
Foreign	8,454	8,513	9,163
Total current	(36,298)	7,944	(15,203)
Deferred:
Federal	-	-	-
Foreign	5,017	765	(4,091)
Total deferred	5,017	765	(4,091)
Total	$(31,281)	$8,709	$(19,294)

The difference between the effective income tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows:

	Year Ended December 31,
	2020	2019	2018
Federal income tax statutory rate	21.00%	21.00%	21.00%
CARES ACT NOL rate differential (2019 and 2020)	32.60	-	-
Accrual for undistributed earnings	(5.15)	-	-
Foreign income tax rate differential	(1.03)	16.20	(0.94)
Foreign development tax incentive	(0.38)	(0.91)	0.24
Nondeductible goodwill impairment	(2.42)	-	(5.21)
Exempt income	1.25	(24.02)	2.32
Foreign taxes and inclusions (net of FTC)	(9.26)	21.00	(1.83)
Transition tax (net of FTC)	-	-	5.80
Nondeductible expenses	(5.35)	15.51	(1.03)
Manufacturing benefit	(7.32)	-	(1.18)
Change in valuation allowance	28.26	24.96	(1.99)
Changes to PY Accruals	(3.15)	6.28	(1.17)
Deferred tax rate change	(0.10)	(0.36)	0.66
Change in Uncertain tax positions	(0.83)	4.31	(0.78)
Interest on net equity	-	-	1.02
General business credits	2.32	(11.14)	0.59
Branch income	(0.31)	9.64	(0.66)
Other	0.28	1.03	(0.06)
Effective tax rate	50.41%	83.50%	16.78%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	As of December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Foreign tax credit carryforward	$6,549	$4,817
Inventory	13,536	17,777
Net operating losses	1,250	18,991
Allowance for doubtful accounts	490	358
Reserve for accrued liabilities	4,029	2,732
Stock options	1,670	2,782
Unrealized gain/loss	1,554	1,862
Disallowed interest carryforward	1,912	-
Other	1,939	867
Total deferred tax assets	32,929	50,186
Valuation allowance	(17,049)	(34,464)
Deferred tax liabilities:
Property, plant and equipment	(6,048)	(5,757)
Goodwill & Intangibles	(1,903)	(2,092)
Deferred revenue	(3,415)	(1,830)
Reserve for unremitted earnings	(3,608)	-
Other	(1,917)	(1,257)
Total deferred tax liability	(16,891)	(10,936)
Net deferred tax asset	$(1,011)	$4,786

Tax operating loss carryforwards totaled $5.2 million (gross) at December 31, 2020. These operating losses will expire as shown in the table below.

Tax operating losses	Expiration
(in thousands)
$1,466	2021-2026
29	2027-2033
1,899	2034-2039
1,827	Indefinite
$5,221

In assessing the realizability of our deferred tax assets, the Company has assessed whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, the Company considered taxable income in prior years, if carryback is permitted, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company has a three-year cumulative loss at December 31, 2020 in the United States and certain foreign jurisdictions and has recorded a valuation allowance at December 31, 2020 of $17.0 million against deferred tax assets in those jurisdictions.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and includes tax relief provisions and incentives for businesses impacted by COVID-19. The CARES Act includes provisions relating to net operating loss carryback periods which have increased the effective tax rate by 72.0% as reflected through release in valuation allowances, rate differentials and the manufacturing deductions. The Company has $22.0 million in outstanding NOL carryback claims as of December 31, 2020 including the estimated carryback claim relating to the 2020 tax year, which is reflected in Prepaids and other current assets on the consolidated balance sheet. The Company expects to receive carryback claims by the end of 2021.

U.S. Tax Reform in 2017 eliminated the deferral of U.S. income tax on the historical unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed earnings. We have historically considered the majority of undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested, and, accordingly, no deferred taxes had been provided on the indefinitely reinvested earnings. As of June 30, 2020, the Company reversed its indefinite reinvestment assertion. During 2020, we recorded a deferred foreign tax liability of $3.6 million, which is primarily related to estimated foreign withholding tax associated with repatriating all non-U.S. earnings back to the United States.

U.S. Tax Reform subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (GILTI). We have elected to account for GILTI in the year that the tax is incurred as a period expense.

The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had an uncertain tax position of $18.7 million at December 31, 2020 due to uncertainty in tax positions taken in the U.S. and certain foreign tax jurisdictions. The tax years which remain subject to examination by major tax jurisdictions are the years ended December 31, 2015 through December 31, 2020.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	2020	2019	2018
	(In thousands)
Balance at beginning of year	$18,665	$18,648	$18,323
Additions for tax positions related to the current year	3	-	-
Reductions for tax positions related to the prior year	(3)	17	325
Balance at end of year	$18,665	$18,665	$18,648

The amounts above exclude accrued interest and penalties of $2.1 million, $1.6 million and $1.1 million at December 31, 2020, 2019 and 2018 respectively. The Company classifies interest and penalties relating to uncertain tax positions within Tax expense(benefit) in the Consolidated Statements of Income (Loss).

It is reasonably possible that the Company's existing liabilities for unrecognized tax benefits may increase or decrease in the year ending December 31, 2019, primarily due to the progression of any audits and the expiration of statutes of limitation. However, the Company cannot reasonably estimate a range of potential changes in its existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of any possible audits. As of December 31, 2020, if recognized, $7.3 million of the Company's unrecognized tax benefits would favorably impact the effective tax rate.

The Company received a net income tax refund of $18.2 million in 2020 and received a net income tax refund of $10.9 million and paid $3.8 million in income taxes in 2019 and 2018, respectively.

12. Other Accrued Liabilities

Current other accrued liabilities consist of the following:

	December 31,
	2020	2019
	(In thousands)
Accrued vendor costs	$10,610	$10,289
Property, sales and other taxes	6,014	7,243
Commissions payable	1,065	2,426
Payroll taxes	4,760	2,159
Severance	1,147	-
Other	2,685	2,124
Total	$26,281	$24,241

13. Employee Benefit Plans

The Company sponsors a defined-contribution (cash balance) 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. Due to cost containment measures put in place in response to COVID-19, the Company suspended the employer match for U.S. employees starting July 1, 2020 through the end of the calendar year with the expectation that the match will resume when market conditions recover. The Company’s contribution expense under these plans was $2.5 million, $4.1 million and $4.1 million in 2020, 2019 and 2018, respectively.

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

The ABL Credit Facility contains various covenants and restrictive provisions that limit the Company’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The ABL Credit Facility also requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0, based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to the Company’s other indebtedness. The Company is in compliance with the related covenants as of December 31, 2020.

As of December 31, 2020, the availability under the ABL Credit Facility was $40.2 million, after taking into account the outstanding letters of credit of approximately $1.0 million issued under the facility.

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

FMC Technologies Lawsuit

On October 5, 2020, FMC Technologies, Inc. (“FMC”) sued the Company alleging misappropriation of trade secrets and seeking money damages and injunctive relief in the 127th District Court of Harris County in an action styled FMC Technologies, Inc. v. Richard Murphy and Dril-Quip, Inc., Cause No. 2020-63081. FMC alleges that its former employee communicated FMC trade secrets to the Company and that the Company used those trade secrets in its VXTe subsea tree systems. The Company denies these allegations and intends to vigorously defend against this lawsuit.

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

16. Geographic Segments

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Western Hemisphere
Revenues
Products
Point in Time	$79,433	$108,006	$135,687
Over Time	71,918	54,061	34,595
Total Products	151,351	162,067	170,282
Services
Technical Advisory	33,431	31,962	29,973
Reconditioning	12,105	10,733	10,985
Total Services (excluding Leasing)	45,536	42,695	40,958
Leasing	18,448	22,202	25,302
Total Services (including Leasing)	63,984	64,897	66,260
Intercompany	13,015	12,856	13,343
Total	$228,350	$239,820	$249,885
Depreciation and amortization	$19,716	$21,737	$23,314
Income (loss) before taxes	$3,067	$19,882	$(29,823)
Eastern Hemisphere
Revenues
Products
Point in Time	$30,191	$65,416	$49,216
Over Time	25,847	20,641	22,503
Total Products	56,038	86,057	71,719
Services
Technical Advisory	9,489	15,100	16,499
Reconditioning	4,843	3,409	3,188
Total Services (excluding Leasing)	14,332	18,509	19,687
Leasing	7,610	12,351	13,639
Total Services (including Leasing)	21,942	30,860	33,326
Intercompany	2,375	1,267	2,010
Total	$80,355	$118,184	$107,055
Depreciation and amortization	$3,820	$4,163	$4,578
Income before taxes	$3,284	$28,045	$20,495

	Year Ended December 31,
Asia-Pacific	2020	2019	2018
	(In thousands)
Revenues
Products
Point in Time	$27,897	$44,908	$19,569
Over Time	23,548	10,247	3,482
Total Products	51,445	55,155	23,051
Services
Technical Advisory	12,372	9,369	10,143
Reconditioning	3,337	1,445	1,626
Total Services (excluding Leasing)	15,709	10,814	11,769
Leasing	4,504	4,956	8,219
Total Services (including Leasing)	20,213	15,770	19,988
Intercompany	13,084	5,792	2,058
Total	$84,742	$76,717	$45,097
Depreciation and amortization	$5,126	$5,038	$4,785
Income (loss) before taxes	$5,921	$27,302	$(3,123)
Corporate
Depreciation and amortization	$3,727	$3,082	$2,635
Loss before taxes	$(74,321)	$(64,800)	$(102,538)
Consolidated
Revenues
Products
Point in Time	$137,521	$218,330	$204,472
Over Time	121,313	84,949	60,580
Total Products	258,834	303,279	265,052
Services
Technical Advisory	55,292	56,431	56,615
Reconditioning	20,285	15,587	15,799
Total Services (excluding Leasing)	75,577	72,018	72,414
Leasing	30,562	39,509	47,160
Total Services (including Leasing)	106,139	111,527	119,574
Intercompany	28,474	19,915	17,411
Eliminations	(28,474)	(19,915)	(17,411)
Total	$364,973	$414,806	$384,626
Depreciation and amortization	$32,389	$34,020	$35,312
Income (loss) before taxes	$(62,049)	$10,429	$(114,989)

	December 31,
	2020	2019
	(In thousands)
Total long-lived assets:
Western Hemisphere	$350,577	$379,776
Eastern Hemisphere	222,741	246,854
Asia-Pacific	68,600	71,384
Eliminations	(353,939)	(371,938)
Total	$287,979	$326,076

Total assets:
Western Hemisphere	$769,649	$732,716
Eastern Hemisphere	779,147	818,803
Asia-Pacific	186,808	181,188
Eliminations	(584,432)	(526,142)
Total	$1,151,172	$1,206,565

During 2020, we wrote down $25.5 million related to inventory and long-lived assets balances, with $22.3 million recorded in the Eastern Hemisphere and $3.2 million in the Western Hemisphere. We also recorded a full impairment of our goodwill balance of $7.7 million during the first quarter of 2020, all of which was in the Eastern Hemisphere.

In 2020, Chevron and its affiliated companies accounted for approximately 11% of the Company’s total revenues. In 2019, BP and its affiliated companies accounted for approximately 10% of the Company’s total revenues. In 2018, BP and its affiliated companies accounted for approximately 13% of the Company’s total revenues. No other customer accounted for more than 10% of the Company’s total revenues in 2020, 2019 or 2018.

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil.

Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

17. Stock Repurchase Plan

On February 26, 2019, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. During the year ended December 31, 2020, the Company purchased 808,389 shares at an average price of $30.91 under the share repurchase plan for approximately $25.0 million. During the year ended December 31, 2019, the Company purchased 615,940 shares at an average price of $43.12 under the share repurchase plan for approximately $26.6 million. Refer to Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion.

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

Stock Options

Options granted under the 2004 Plan have a term of ten years and become exercisable in cumulative annual increments of one-fourth of the total number of shares of common stock subject thereto, beginning on the first anniversary of the date of the grant. The last outstanding options granted under the 2004 Plan will expire on October 28, 2021. No stock options have been granted under the 2017 Plan.

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

Option activity for the year ended December 31, 2020 was as follows:

	Number of Options	Weighted Average Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	132,375	$67.85
Forfeited	(74,750)	67.40
Outstanding at December 31, 2020	57,625	$68.43	-	0.8

Exercisable at year-end	57,625	$68.43	-	0.8

The total intrinsic value of stock options exercised in 2020, 2019 and 2018 was nil, $0.2 million and $0.7 million, respectively. The income tax benefit realized from stock options exercised was nil, $38,342 and $157,442 for the years ended December 31, 2020, 2019 and 2018, respectively. There were 108,992 anti-dilutive stock option shares on December 31, 2020.

Stock-based compensation is recognized as selling, general and administrative expense in the accompanying Consolidated Statements of Income (Loss). For the years ended December 31, 2020, 2019 and 2018, there was no stock-based compensation expense for stock option awards and no stock-based compensation expense was capitalized during 2020, 2019 and 2018.

Options granted to employees vest over four years and the Company recognizes compensation expense on a straight-line basis over the vesting period of the options. At December 31, 2020, there was no unrecognized compensation expense related to non-vested stock options as all outstanding options were fully vested.

Restricted Stock Awards

On October 28, 2020 and 2019 and 2018, pursuant to the 2017 Plan, the Company awarded officers, directors and key employees restricted stock awards (RSAs), which is an award of common stock subject to time vesting. The awards issued under both the 2017 Plan and the 2004 Plan are restricted as to transference, sale and other disposition. These RSAs vest ratably over a three-year period. The RSAs may also vest in the event of a change of control. Upon termination, whether voluntary or involuntary, the RSAs that have not vested will be returned to the Company resulting in stock forfeitures. The fair market value of the stock on the date of grant is amortized and charged to selling, general and administrative expense over the stipulated time period over which the RSAs vest on a straight-line basis, net of estimated forfeitures.

The Company’s RSA activity and related information is presented below:

	Restricted Stock	Weighted- average Grant Date Fair Value
Unvested at December 31, 2019	348,690	$43.16
Granted	340,107	24.24
Vested	(172,501)	42.02
Forfeited	(35,520)	42.88
Nonvested at December 31, 2020	480,776	$30.20

RSA compensation expense for the years ended December 31, 2020, 2019 and 2018 totaled $7.5 million, $8.6 million and $8.8 million, respectively. For 2020, 2019 and 2018, the income tax benefit recognized in net income for RSAs was $1.1 million, $2.0 million and $1.5 million, respectively. As of December 31, 2020, there was $7.2 million of total unrecognized compensation cost related to nonvested RSAs, which is expected to be recognized over a weighted average period of 2.9 years. There were 352,408 anti-dilutive restricted shares on December 31, 2020.

Performance Unit Awards

On October 28, 2020, 2019 and 2018, pursuant to the 2017 Plan, the Company awarded performance unit awards (Performance Units) to officers and key employees. The Performance Units were valued on a per unit basis based on a Monte Carlo simulation at $32.05 for the 2020 grants, $48.47 for the 2019 grants, and $54.62 for the 2018 grants, approximately 134.3%, 108.9% and 126.8%, respectively, of the grant date share price. Under the terms of the Performance Units, participants may earn from 0% to 200% of their target award based upon the Company’s relative total share return (TSR) in comparison to the 15 component companies of the Philadelphia Oil Service Index.

The TSR is calculated over a three -year period from October 1, 2020 and 2019 and 2018 to September 30, 2023 and 2022, and 2021, respectively, and assumes reinvestment of dividends for companies within the index that pay dividends, which Dril-Quip does not.

Assumptions used in the Monte Carlo simulation are as follows:

	2020	2019	2018
Grant date	October 28, 2020	October 28, 2019	October 28, 2018
Performance period	October 1, 2020 to September 30, 2023	October 1, 2019 to September 30, 2022	October 1, 2018 to September 30, 2021
Volatility	50.9%	38.8%	32.6%
Risk-free interest rate	0.2%	1.7%	2.9%
Grant date price	$23.86	$44.53	$43.09

The Company’s Performance Unit activity and related information is presented below:

	Number of Performance Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance at December 31, 2019	268,550	$52.81
Granted	264,355	40.66
Vested	(168,902)	54.64
Forfeited	(33,036)	53.06
Nonvested balance at December 31, 2020	330,967	$42.10

Performance Unit compensation expense was $4.0 million, $9.6 million and $4.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The income tax benefit recognized in net income for Performance Units was $0.8 million, $1.9 million and $0.4 million, for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $9.0 million of total unrecognized compensation expense related to nonvested Performance Units which is expected to be recognized over a weighted average period of 2.3 years. There were 349,014 anti-dilutive Performance Units at December 31, 2020.

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

The Company's DSA activity for the year ended December 31, 2020 is presented below:

	DSA Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2019	36,320	$44.61
Granted	58,194	29.41
Vested	(32,318)	45.16
Nonvested balance at December 31, 2020	62,196	$30.18

Director stock compensation awards expense for 2020 was $1,464,590 as compared to $782,125 for 2019 and $460,884 for 2018. For 2020, 2019, and 2018, the income tax benefit recognized in net income for DSAs was $208,106, $58,901, and $81,879, respectively. There was $957,281 of unrecognized compensation expense related to nonvested DSAs, which is expected to be recognized over a weighted average period of one year. There were 48,676 anti-dilutive DSA shares on December 31, 2020.

Equity Compensation Plan Information

The following table summarizes information for equity compensation plans in effect as of December 31, 2020 :

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plan
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	388,592	$68.43	11,897
Total	388,592	$68.43	11,897

(1)

Excludes 542,972 shares of unvested RSAs and DSAs, which were granted pursuant to the 2017 Plan and the 2004 Plan. Includes 330,967 unvested Performance Units shown at 100% level of performance achievement.

(2)	The weighted average exercise price does not take into account 330,967 unvested Performance Units, which do not have an exercise price.

19. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation.

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Net income (loss)	$(30,768)	$1,720	$(95,695)
Weighted average basic common shares outstanding	35,260	35,839	37,075
Effect of dilutive securities - stock options and awards	-	313	-
Total shares and dilutive securities	35,260	36,152	37,075
Basic income (loss) per common share	$(0.87)	$0.05	$(2.58)
Diluted income (loss) per common share	$(0.87)	$0.05	$(2.58)

For the years ended December 31, 2020, 2019 and 2018, the Company has excluded the following common stock options and awards because their impact on the loss per share is anti-dilutive (in thousands on a weighted average basis):

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Director stock awards	49	6	9
Stock options	109	185	6
Performance share units	349	15	169
Restricted stock awards	352	46	240

20. Quarterly Results of Operations (Unaudited):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
	Unaudited
2020
Revenues	$95,998	$90,446	$91,295	$87,234
Cost of sales	71,414	66,937	67,211	64,136
Gross profit	24,584	23,509	24,084	23,098
Operating loss (2)	(42,322)	(7,505)	(2,104)	(11,628)
Net income (loss)	(19,698)	(14,142)	14,326	(11,254)
Earnings (loss) per share:
Basic (1)	$(0.55)	$(0.40)	$0.41	$(0.33)
Diluted (1)	$(0.55)	$(0.40)	$0.41	$(0.33)
2019
Revenues	$94,317	$103,808	$108,227	$108,454
Cost of sales	69,376	73,867	76,023	75,741
Gross profit	24,941	29,941	32,204	32,713
Operating income (loss)	(5,603)	2,120	222	6,064
Net income (loss)	(6,051)	1,681	(1,310)	7,400
Earnings (loss) per share:
Basic (1)	$(0.17)	$0.05	$(0.04)	$0.21
Diluted (1)	$(0.17)	$0.05	$(0.04)	$0.21

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.
(2)

Operating loss for the quarter ending March 31, 2020 included restructuring and other charges and goodwill impairment as discussed in "Restructuring and Other Charges", Note 7 and “Goodwill”, Note 8 of Notes to the Consolidated Financial Statements in Item 8 of Part II, respectively.

21. Subsequent Events

None.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 48 of this Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2021 Proxy Statement”) for its annual meeting of stockholders to be held on May 12, 2021, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.        Executive Compensation

The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2021 Proxy Statement, which sections are incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2021 Proxy Statement, which sections are incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2021 Proxy Statement, which section is incorporated herein by reference.

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

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

All financial statements of the registrant are set forth under Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charges to costs and expenses	Recoveries and write offs	Balance at end of period
	(In thousands)
Allowance for doubtful trade receivables
December 31, 2020	$2,214	$1,876	$(1,935)	$2,155
December 31, 2019	$5,666	$617	$(4,069)	$2,214
December 31, 2018	$4,519	$3,794	$(2,647)	$5,666
Allowance for slow moving and excess inventory
December 31, 2020	$71,020	$15,595	$(4,466)	$82,149
December 31, 2019	$108,567	$1,032	$(38,579)	$71,020
December 31, 2018	$83,566	$34,155	$(9,154)	$108,567

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

*3.2	—

Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-13439).

*3.3	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2014, File No. 001-13439).

*4.1	—	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-13439).

*4.2	—	Description of securities (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, file No. 001-13439).

*+10.1	—

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

Contract for Goods and Services dated August 20, 2012 between Petróleo Brasileiro S.A. and Dril-Quip do Brasil LTDA (English translation) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-13439).

*10.16	—

Amendment to Contract #4600368806 dated as of July 29, 2016, between Petróleo Brasileiro S.A., the Company, and Dril-Quip do Brasil LTDA (English translation) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, File No. 001-13439).

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

**10.21	—	2020 Performance Unit Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc.

**21.1	—	Subsidiaries of the Registrant.

**23.1	—	Consent of PricewaterhouseCoopers LLP.

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Blake T. DeBerry.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Raj Kumar.

**32.1	—	Section 1350 Certification of Blake T. DeBerry.

**32.2	—	Section 1350 Certification of Raj Kumar.

**101.INS	—	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

**101.SCH	—	Inline XBRL Schema Document

**101.CAL	—	Inline XBRL Calculation Document

**101.DEF	—	Inline XBRL Definition Linkbase Document

**101.LAB	—	Inline XBRL Label Linkbase Document

**101.PRE	—	Inline XBRL Presentation Linkbase Document

104	—	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (included as exhibit 101).

*	Incorporated herein by reference as indicated.

**	Filed with this report.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2021.

DRIL-QUIP, INC.

By:	/S/ BLAKE T. DEBERRY
Blake T. DeBerry President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ JOHN V. LOVOI	Chairman of the Board	February 25, 2021
JOHN V. LOVOI
/S/ BLAKE T. DEBERRY	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
BLAKE T. DEBERRY
/S/ RAJ KUMAR	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)	February 25, 2021
RAJ KUMAR /S/ A.P. SHUKIS	Director	February 25, 2021
A.P. SHUKIS
/S/ TERENCE B. JUPP	Director	February 25, 2021
TERENCE B. JUPP
/S/ STEVEN L. NEWMAN	Director	February 25, 2021
STEVEN L. NEWMAN
/S/ AMY SCHWETZ	Director	February 25, 2021
AMY SCHWETZ