Form 10-Q
period 2021-03-31
DRIL-QUIP INC
filed 2021-04-29
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of April 26, 2021, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,429,694.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$362,213	$345,955
Trade receivables, net	103,803	116,202
Unbilled receivables	139,516	140,318
Inventories, net	194,911	212,536
Prepaids and other current assets	44,278	48,182
Total current assets	844,721	863,193
Operating lease right of use assets	5,646	6,962
Property, plant and equipment, net	231,385	234,823
Deferred income taxes	6,109	5,768
Intangible assets	28,743	29,434
Other assets	10,227	10,992
Total assets	$1,126,831	$1,151,172
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,495	$37,424
Accrued income taxes	5,207	4,343
Contract liabilities	13,858	11,339
Accrued compensation	7,012	5,015
Operating lease liabilities	788	1,110
Other accrued liabilities	29,947	26,281
Total current liabilities	95,307	85,512
Deferred income taxes	6,934	6,779
Income tax payable	9,423	9,383
Operating lease liabilities, long-term	4,916	5,845
Other long-term liabilities	1,985	2,125
Total liabilities	118,565	109,644
Contingencies (Note 12)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 35,428,778 and 35,417,712 shares issued and outstanding at March 31, 2021 and December 31, 2020	363	363
Additional paid-in capital	68,799	65,613
Retained earnings	1,090,905	1,125,263
Accumulated other comprehensive losses	(151,801)	(149,711)
Total stockholders' equity	1,008,266	1,041,528
Total liabilities and stockholders' equity	$1,126,831	$1,151,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 31,
	2021	2020
	(In thousands, except per share data)
Revenues:
Products	$55,583	$67,558
Services	17,667	18,814
Leasing	7,989	9,626
Total revenues	81,239	95,998
Cost and expenses:
Cost of sales:
Products	41,204	53,645
Services	9,350	9,688
Leasing	6,233	8,081
Total cost of sales	56,787	71,414
Selling, general and administrative	29,558	24,658
Engineering and product development	4,037	5,525
Impairments	-	7,719
Restructuring and other charges	25,020	32,713
Gain on sale of assets	(3,955)	(467)
Foreign currency transaction (gains) and losses	1,374	(3,242)
Total costs and expenses	112,821	138,320
Operating loss	(31,582)	(42,322)
Interest income	49	1,206
Interest expense	(439)	(191)
Loss before income taxes	(31,972)	(41,307)
Income tax provision (benefit)	2,386	(21,609)
Net loss	$(34,358)	$(19,698)
Loss per common share:
Basic	$(0.97)	$(0.55)
Diluted	$(0.97)	$(0.55)
Weighted average common shares outstanding:
Basic	35,385	35,695
Diluted	35,385	35,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 31,
	2021	2020
	(In thousands)
Net loss	$(34,358)	$(19,698)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,090)	(24,979)
Total comprehensive loss	$(36,448)	$(44,677)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31,
	2021	2020
	(In thousands)
Operating activities
Net loss	$(34,358)	$(19,698)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,416	8,873
Stock-based compensation expense	3,186	3,176
Impairments	-	7,719
Restructuring and other charges	25,020	32,713
Gain on sale of assets	(3,955)	(467)
Deferred income taxes	(433)	(10,862)
Changes in operating assets and liabilities:
Trade receivables, net	11,024	(19,444)
Unbilled receivables	802	11,224
Inventories, net	(5,794)	(15,537)
Prepaids and other assets	4,962	(11,723)
Accounts payable and accrued expenses	5,202	(7,211)
Net cash provided by (used in) operating activities	13,072	(21,237)
Investing activities
Purchase of property, plant and equipment	(2,513)	(4,187)
Proceeds from sale of equipment	5,944	687
Net cash provided by (used in) investing activities	3,431	(3,500)
Financing activities
Repurchase of common shares	-	(25,000)
Other	(40)	(85)
Net cash used in financing activities	(40)	(25,085)
Effect of exchange rate changes on cash activities	(205)	(5,652)
Increase (decrease) in cash and cash equivalents	16,258	(55,474)
Cash and cash equivalents at beginning of period	345,955	398,946
Cash and cash equivalents at end of period	$362,213	$343,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at January 1, 2021	$363	$65,613	$1,125,263	$(149,711)	$1,041,528
Foreign currency translation adjustment	-	-	-	(2,090)	(2,090)
Net loss	-	-	(34,358)	-	(34,358)
Comprehensive loss					(36,448)
Stock option expense	-	3,186	-	-	3,186
Balance at March 31, 2021	$363	$68,799	$1,090,905	$(151,801)	$1,008,266

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at January 1, 2020	$371	$52,870	$1,181,023	$(143,563)	$1,090,701
Foreign currency translation adjustment	-	-	-	(24,979)	(24,979)
Net loss	-	-	(19,698)	-	(19,698)
Comprehensive loss					(44,677)
Repurchase of common stock (808,389 shares)	(8)	-	(25,000)	-	(25,008)
Stock option expense	-	3,176	-	-	3,176
Other	-	(1)	10	-	9
Balance at March 31, 2020	$363	$56,045	$1,136,335	$(168,542)	$1,024,201

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements as of that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of March 31, 2021 and the results of operations and comprehensive income (loss) for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and comprehensive income (loss) for the three months ended March 31, 2021 and cash flows for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

In February 2021, a severe winter storm resulted in widespread power outages across Texas. This unprecedented event caused our Houston manufacturing facilities to be shut down for a week resulting in additional costs. In addition to these weather-related impacts, we are continuing to experience effects resulting from the COVID-19 pandemic, although to a lesser degree as compared to 2020. The introduction of the COVID-19 vaccine during the first quarter of 2021 and the recent availability of the vaccine to the general population has resulted in the rate of new infections trend downwards. Although the downward trend is encouraging, the effect of the pandemic and the actions and changes in consumer behavior resulting from the pandemic continue to impact our business and have significantly reduced global economic activity and caused global demand for oil and gas to decrease at an unprecedented rate. This demand reduction was further exacerbated by disputes over oil production between the Organization of Petroleum Exporting Countries (OPEC) and non-OPEC nations. We continue to experience demand deterioration in 2021 as the market continues to be volatile and challenging. The extent of the impact of the pandemic, including economic impacts that may persist following the widespread deployment of vaccines, and the decline in oil prices on our operational and financial performance will depend on future developments, which are uncertain and cannot be predicted. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

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

Leasing revenues

The Company earns leasing revenues from the rental of running tools and rental of its forging facility. Revenues from rental of running tools are recognized within leasing revenues on a day rate basis over the lease term, which is generally between one to three months. Rental revenue from the forging facility is recognized on a straight-line basis over the expected life of the lease. Leasing revenues from rental of running tools for the three months ended March 31, 2021 were $7.5 million and leasing revenues from rental of facilities were $0.5 million for the same period.

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

Restructuring and Other Charges

During the first quarter of 2021, the Company incurred additional costs under our existing 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we are exiting certain underperforming countries and markets and shifting from manufacturing in-house to a vendor sourcing model which resulted in non-cash inventory write downs of $19.3 million, severance charges of $2.7 million and other charges of $3.0 million, consisting of facilities-related restructuring charges and professional fees. We incurred restructuring and other charges of $32.7 million related to non-cash inventory write-downs, long-lived asset write-downs, severance and other charges of approximately $17.3 million, $6.9 million, $8.4 million and $0.1 million, respectively, for the three months ended March 31, 2020. These charges are reflected as "Restructuring and other charges" in our condensed consolidated statements of income (loss).

Repurchase of Equity Securities

On February 26, 2019, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date, and any repurchased shares are expected to be cancelled. For the three months ended March 31, 2021, the Company purchased no shares under the share repurchase plan. For the three months ended March 31, 2020, the Company purchased 808,389 shares under the share repurchase plan at an average price of approximately $30.91 per share totaling approximately $25.0 million and has retired such shares.

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

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended
	March 31,
	2021	2020
	(In thousands)
Weighted average common shares outstanding – basic	35,385	35,695
Dilutive effect of common stock awards	-	-
Weighted average common shares outstanding – diluted	35,385	35,695

For the three months ended March 31, 2021 and 2020, the Company has excluded the following common stock options and awards because their impact on the income/(loss) per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended
	March 31,
	2021	2020
	(In thousands)
Director stock awards	56	40
Stock options	58	132
Performance share units	331	277
Restricted stock awards	480	336

Reclassifications

We reclassified approximately $3.2 million of foreign currency transaction gains for the three months ended March 31, 2020, from selling, general and administrative to foreign currency transaction (gains) and losses. These reclassifications did not have an impact on our condensed consolidated statements of income (loss), condensed consolidated balance sheets, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows.

3. New Accounting Standards

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740).” Topic 740 is effective for fiscal years and interim periods beginning after December 15, 2020. This update simplifies the accounting for income taxes by removing certain exceptions such as the exception to the incremental approach for intraperiod tax allocation, the exception to the requirement to recognize a deferred tax liability for equity method investments, the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary and the exception to the general methodology for calculating income taxes in an interim period. The adoption of ASU 2019-12 did not have a material impact on our financial position, results of operations or cash flows.

4. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Three months ended March 31,
	Western Hemisphere		Eastern Hemisphere		Asia- Pacific		Total
	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)
Product Revenues	$37,916	$41,472	$6,722	$18,179	$10,945	$7,907	$55,583	$67,558
Service Revenues	10,504	10,956	2,719	4,338	4,444	3,520	17,667	18,814
Total	$48,420	$52,428	$9,441	$22,517	$15,389	$11,427	$73,250	$86,372

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2020	$135,973
Additions	25,307
Transfers to Trade Receivables, Net	(26,121)
Contract Assets at March 31, 2021	$135,159

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2020	$10,815
Additions	6,546
Revenue Recognized	(3,650)
Contract Liabilities at March 31, 2021	$13,711

Contract assets include unbilled accounts receivable associated with contracts accounted for under the over time accounting method which were approximately $92.5 million and $98.2 million at March 31, 2021 and December 31, 2020, respectively. Unbilled contract assets are transferred to trade receivables, net, when the rights become unconditional. The contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of March 31, 2021.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $69.4 million as of March 31, 2021. The Company expects to recognize revenue on approximately 49.5% of the remaining performance obligations over the next 12 months and the remaining 50.5% thereafter.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

5. Stock-Based Compensation and Stock Awards

During the three months ended March 31, 2021, the Company recognized approximately $3.2 million of stock-based compensation expense. Stock-based compensation is included in "Selling, general and administrative" in our accompanying condensed consolidated statements of income (loss) and "Additional paid-in capital" in our accompanying condensed consolidated balance sheets. During the three months ended March 31, 2020, the Company recognized approximately $3.2 million of stock-based compensation expense.

6. Inventories, net

Inventories consist of the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
Raw materials and supplies	$30,991	$32,833
Work in progress	$42,593	44,924
Finished goods	$221,588	216,928
	295,172	294,685
Less: allowance for slow moving and excess inventory	(100,261)	(82,149)
Total inventory	$194,911	$212,536

7. Impairment, Restructuring and Other Charges

Restructuring and Other Charges

During the first quarter of 2021, the Company incurred additional costs under our existing 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we are exiting certain underperforming countries and markets and shifting from manufacturing in-house to a vendor sourcing model which resulted in non-cash inventory write downs of $19.3 million, severance charges of $2.7 million and other charges of $3.0 million, consisting of facilities-related restructuring charges and professional fees.

We incurred restructuring and other charges associated with the global strategic plan of $32.7 million during the three months ended March 31, 2020. Of these charges, inventory write-downs, severance charges, long-lived assets write-downs and other charges were $17.3 million, $8.4 million, $6.9 million and $0.1 million respectively, during the three months ended March 31, 2020. These charges are reflected as "Restructuring and other charges" in our condensed consolidated statements of income (loss).

The following table summarizes the components of charges included in "Restructuring and other charges" in our condensed consolidated statements of income (loss) for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Inventory write-down	$19,251	$17,272
Severance	2,746	8,399
Long-lived asset write-down	-	6,912
Other	3,023	130
	$25,020	$32,713

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges as of March 31, 2021 (in thousands):

Total
Beginning balance at January 1, 2021	$1,146
Additions for costs expensed	5,769
Reductions for payments	(768)
Other	(5)
Ending balance at March 31, 2021	$6,142

Goodwill Impairment

For the three months ended March 31, 2020, as a result of our updated assessment of market conditions and restructuring efforts, impairment losses consisted of a full impairment of our Goodwill balance of $7.7 million, all of which was in the Eastern Hemisphere reporting unit. These charges are reflected as "Impairments" in our condensed consolidated statements of income (loss).

8. Intangible Assets

Intangible assets, the majority of which were acquired in the acquisition of TIW and OPT, consist of the following:

		March 31, 2021
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,262	$(1,162)	$(16)	$7,084
Patents	15 - 30 years	6,059	(2,871)	(2)	3,186
Customer relationships	5 - 15 years	26,082	(7,784)	4	18,302
Non-compete agreements	3 years	171	(171)	-	-
Organizational costs	3 years	185	(15)	1	171
		$40,759	$(12,003)	$(13)	$28,743

		December 31, 2020
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,238	$(1,033)	$(5)	$7,200
Patents	15 - 30 years	6,054	(2,715)	(2)	3,337
Customer relationships	5 - 15 years	25,966	(7,304)	65	18,727
Non-compete agreements	3 years	171	(171)	-	-
Organizational costs	3 years	179	(15)	6	170
		$40,608	$(11,238)	$64	$29,434

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

The ABL Credit Facility contains various covenants and restrictive provisions that limit the Company’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions; and (5) engage in transactions with affiliates. The ABL Credit Facility also requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0, based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to the Company’s other indebtedness. The Company is in compliance with the related covenants as of March 31, 2021.

As of March 31, 2021, the availability under the ABL Credit Facility was $35.4 million, after taking into account the outstanding letters of credit of approximately $1.0 million issued under the facility.

10. Geographic Areas

The Company’s operations are organized into three geographic segments - Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services and the Company has manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil.

Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

	Three months ended March 31,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)
Revenues
Products
Point in Time	$28,286	$22,964	$4,853	$8,962	$8,576	$5,447	$-	$-	$41,715	$37,373
Over Time	9,629	18,508	1,869	9,217	2,369	2,460	-	-	13,867	30,185
Total Products	37,915	41,472	6,722	18,179	10,945	7,907	-	-	55,582	67,558
Services
Technical Advisory	8,321	7,396	1,893	3,496	4,187	3,289	-	-	14,401	14,181
Reconditioning	2,183	3,560	826	842	257	231	-	-	3,266	4,633
Total Services (excluding rental tools)	10,504	10,956	2,719	4,338	4,444	3,520	-	-	17,667	18,814
Leasing	4,438	4,761	1,128	2,748	2,424	2,117	-	-	7,990	9,626
Total Services (including rental tools)	14,942	15,717	3,847	7,086	6,868	5,637	-	-	25,657	28,440
Intercompany	2,224	3,314	141	331	2,074	2,256		-	4,439	5,901
Eliminations	-	-	-	-	-	-	(4,439)	(5,901)	(4,439)	(5,901)
Total Revenues	$55,081	$60,503	$10,710	$25,596	$19,887	$15,800	$(4,439)	$(5,901)	$81,239	$95,998
Depreciation and amortization	$4,304	$5,622	$990	$974	$1,203	$1,340	$919	$937	$7,416	$8,873
Income (loss) before income taxes	$(19,379)	$8,153	$(2,863)	$(28,321)	$10,738	$1,569	$(20,468)	$(22,708)	$(31,972)	$(41,307)

	March 31, 2021	December 31, 2020
	(In thousands)
Total long-lived assets:
Western Hemisphere	$348,212	$350,577
Eastern Hemisphere	222,763	222,741
Asia-Pacific	65,073	68,600
Eliminations	(353,938)	(353,939)
Total	$282,110	$287,979

Total assets:
Western Hemisphere	$770,279	$769,649
Eastern Hemisphere	800,621	779,147
Asia-Pacific	200,152	186,808
Eliminations	(644,221)	(584,432)
Total	$1,126,831	$1,151,172

During the first quarter of 2021, there were approximately $19.1 million of non-cash inventory write downs in the Western Hemisphere and $0.2 million in the Eastern Hemisphere as we proceeded to shift from the manufacturing of our downhole tools products business to a vendor outsourcing model. During 2020, we wrote down $25.5 million related to inventory and long-lived assets balances, with $22.3 million recorded in the Eastern Hemisphere and $3.2 million in the Western Hemisphere. We also recorded a full impairment of our goodwill balance of $7.7 million during the first quarter of 2020, all of which was in the Eastern Hemisphere.

11. Income Tax

The effective tax rate for the three months ended March 31, 2021 was (7.5)%, compared to 52.3% for the same period in 2020. The change in the effective tax rate between the periods resulted primarily from discretely recognized tax benefits of Net Operating Losses (“NOLs”) in 2020 due to the Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”), changes in income or loss earned in foreign jurisdictions, changes in valuation allowances in the United States, changes in nondeductible compensation and the mix of earnings in jurisdictions with differing tax rates.

We have historically considered the majority of undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested, and, accordingly, no deferred taxes had been provided on the indefinitely reinvested earnings. As of June 30, 2020, the Company reversed its indefinite reinvestment assertion. As a result, we recorded a deferred foreign tax liability, which had a balance of $3.6 million as of March 31, 2021, and is primarily related to estimated foreign withholding tax associated with repatriating all non-U.S. earnings back to the United States.

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

In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with two assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo on the importation of goods from July 2005 to October 2007. The Company objected to these assessments on the grounds that they would represent double taxation on the importation of the same goods and that the Company is entitled to the credits under applicable Brazilian law. The Company’s Brazilian subsidiary filed appeals with a State of Rio de Janeiro judicial court to annul both of these tax assessments and deposited with the court approximately $8.8 million (approximately $5.9 million at current exchange rates) in December 2014 and December 2016 as the full amount of the assessments with penalties and interest. The first level judicial court has ruled against the Company in each of these cases and the Company has appealed both of those rulings. The Company believes that these credits are valid and that success in the judicial court process is probable despite the unfavorable rulings at the lower court level. Based upon this analysis, the Company has not accrued any liability in conjunction with this matter.

The relevant governmental agencies of the State of Rio de Janeiro recently authorized an amnesty program with interest discounts and reduced fines that allows the Company’s Brazilian subsidiary to settle and pay off both of these tax assessments for approximately $2.1 million. The Company’s Brazilian subsidiary has elected to participate in this amnesty program and as such recorded the settlement amount as of March 31, 2021. After settling and paying off the tax assessment with the relevant governmental agencies, the security amounts deposited with the court totaling approximately $6 million at current exchange rates will be returned to our Brazilian subsidiary in due course.

FMC Technologies Lawsuit

On October 5, 2020, FMC Technologies, Inc. (“FMC”) sued the Company alleging misappropriation of trade secrets and sought money damages and injunctive relief in the 127th District Court of Harris County in an action styled FMC Technologies, Inc. v. Richard Murphy and Dril-Quip, Inc., Cause No. 2020-63081. FMC alleges that its former employee communicated FMC trade secrets to the Company and that the Company used those trade secrets in its VXTe subsea tree systems. The Company denies these allegations and intends to vigorously defend against this lawsuit. The trial began on April 6, 2021 and the jury started deliberations on April 27, 2021 but has not reached a verdict yet.

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Dril-Quip, Inc. (the “Company” or “Dril-Quip”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

•	the impact of the ongoing COVID-19 pandemic and the effects thereof;
•	the impact of actions taken by OPEC and non-OPEC nations in response to their dispute over production levels and the effects thereof;
•	future operating results and cash flow;
•	scheduled, budgeted and other future capital expenditures;
•	planned or estimated cost savings;
•	working capital requirements;
•	the need for and the availability of expected sources of liquidity;
•	the introduction into the market of the Company’s future products;
•	the Company’s ability to deliver its backlog in a timely fashion;
•	the market for the Company’s existing and future products;
•	the Company’s ability to develop new applications for its technologies;
•	the exploration, development and production activities of the Company’s customers;
•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;
•	effects of pending legal proceedings;
•	changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities; and
•	future operations, financial results, business plans and cash needs.

These statements are based on assumptions and analysis in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part II of this report, “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income (loss) and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto presented elsewhere herein as well as the discussion under Part II – Item 1A, “Risk Factors,” included herein and “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Business Environment

  In February 2021, a severe winter storm resulted in widespread power outages across Texas. This unprecedented event caused our Houston manufacturing facilities to be shut down for a week resulting in additional costs.

The COVID-19 pandemic continues to have an impact globally. The introduction of the COVID-19 vaccine during the first quarter of 2021 and the recent availability of the vaccine to the general population has resulted in the rate of new infections trend downwards. Although the downward trend is encouraging, the effect of the pandemic and the actions and changes in consumer behavior resulting from the pandemic continue to impact our business and have significantly reduced global economic activity and caused global demand for oil and gas to decrease at an unprecedented rate. This demand reduction was further exacerbated by disputes over oil production between the OPEC and non-OPEC nations. We continue to experience demand deterioration in 2021 as the market continues to be volatile and challenging. As a result of these disruptions and the related downturn in customer activity, overall production output decreased in the current quarter by approximately 14% as compared to the first quarter of 2020. We actively review our global production plans with our supply chain and manufacturing groups and adopt contingency plans where possible to minimize the impact of these COVID-19 related disruptions.

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

The proactive safety measures we had previously implemented in response to the COVID-19 pandemic to protect the health and safety of our employees, customers and suppliers globally will continue to remain in place until we have determined that the COVID-19 pandemic has been adequately contained. We enacted rigorous safety measures in all of our sites, including implementing social distancing protocols, requiring remote work arrangements where possible, staggering shifts, suspending travel, extensively and frequently disinfecting our workspaces and providing masks to those employees who must be physically present at work. Additionally, as Covid-19 vaccines have become available, the Company organized the administration of the vaccines on site to our employees and their families in the US. Furthermore, we have also utilized government employee support packages where available, in an effort to retain employees during this uncertain period.

During 2020, the Company took advantage of the Payroll Tax Deferral provided by the CARES Act. The Payroll Tax Deferral allows the Company to defer the payment of the Company’s share of FICA taxes of 6.2%. As such, the Company was able to defer to 2021 its share of FICA taxes for the period beginning March 27, 2020 and ending December 31, 2020. This resulted in approximately $2.9 million in FICA cash tax payments being deferred to 2021 and 2022. The CARES Act provided for the five-year carryback of Net Operating Losses (“NOLs”) generated in the 2018, 2019 and 2020 taxable years. The Company filed returns to carryback its NOLs back to previous tax years to generate a refund of $31.0 million and expects to file a NOL carryback claim for the 2020 tax year in the second quarter of 2021.

During 2020 and the first quarter of 2021 the Company also took advantage of job support schemes in Singapore, Australia, the U.K. and Denmark under which the governments introduced a plan to help businesses co-fund wages of workers to encourage employers to retain their workers. The Company has recorded an estimated benefit of $0.4 million through March 31, 2021.

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

All our facilities currently remain operational with staggered shifts which has impacted production output. We expect the constraints and limits imposed on our operations to slow or diminish our research and development activities and qualification activities with our customers. We do not believe that remote work arrangements have adversely affected our ability to maintain financial reporting systems, internal control over financial reporting and disclosure controls and procedures. The Company has taken steps and adjusted its workforce to be in line with the current situation as we continue to monitor ongoing market conditions. The extent to which our future results are affected by these externalities will depend on various factors and circumstances beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of containing the virus and developments in the global oil markets. We believe the COVID-19 pandemic will continue to negatively impact oilfield activity for the majority of 2021 and possibly linger into 2022. Similarly, we expect that the oil price decline, and continued uncertainty regarding its duration, will continue to have a negative impact on oil and gas activities. In addition to this, COVID-19 and the associated depressed global economic conditions could also aggravate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, including leading to further material impairment charges.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended
	March 31,
Brent Crude Oil Price per Barrel	2021	2020
Low	$50.37	$14.85
High	69.95	70.25
Average	61.04	50.27
Closing	63.52	14.85

According to the April 2021 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $62 per barrel in 2021 and $60 per barrel in 2022, compared with an average of $41.96 per barrel in 2020. In its April 2021 Oil Market Report, the International Energy Agency projected global oil demand to grow by 5.7 million barrels per day to reach 96.7 million barrels per day in 2021, after contracting by 8.7 million barrels per day in 2020.

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

Offshore Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the three months ended March 31, 2021 and 2020. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Three months ended March 31,
	2021		2020
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	55	43	57	48
Eastern Hemisphere	41	52	56	76
Asia-Pacific	33	249	42	268
Total	129	344	155	392

Source: IHS—Petrodata RigBase – March 31, 2021 and 2020

According to IHS-Petrodata RigBase, as of March 31, 2021, there were 475 contracted rigs for the Company’s geographic regions (126 floating rigs and 349 jack-up rigs), which represents an 11.4% decrease from the rig count of 536 rigs (152 floating rigs and 384 jack-up rigs) as of March 31, 2020.

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

In September 2018, the President directed the U.S. Trade Representative (USTR) to place additional tariffs on approximately $200 billion worth of additional imports from China. These tariffs, which took effect on September 24, 2018, were initially set at a level of 10 percent until the end of the year, at which point the tariffs were to rise to 25 percent. However, on December 19, 2018, USTR postponed the date on which the rate of the additional duties would increase to 25 percent until March 2, 2019. On May 9, 2019, USTR announced that the United States increased the level of tariffs from 10 percent to 25 percent on approximately $200 billion worth of Chinese imports. The President also ordered USTR to begin the process of raising tariffs on essentially all remaining imports from China, which are valued at approximately $300 billion. On August 13, 2019 and August 23, 2019, USTR announced the imposition of an additional tariff of 15 percent on approximately $300 billion worth of Chinese imports, effective September 1, 2019 (or December 15, 2019 for certain articles). Following the conclusion of a phase one trade deal with China, USTR suspended the implementation of the 15 percent additional duty on approximately $160 billion worth of Chinese imports and reduced the applicable duty from 15 percent to 7.5 percent for $120 billion worth of Chinese imports. Negotiations for a phase two trade deal with China had begun prior to the outbreak of the global COVID-19 pandemic and if continued could lead to additional changes to the tariff rates described above. However, President Biden has indicated that these tariffs will likely remain in place while the new administration assesses the United States’ current posture, including a review of the phase one trade deal with China.

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

On June 23, 2016 the United Kingdom (U.K.) held a referendum in which a majority of British voters voted to exit the E.U., commonly known as “Brexit”, with the U.K. officially withdrawing from the E.U. on January 31, 2020. A transition period (during which the trading relationship between the E.U. and the U.K. remained substantially the same as prior to Brexit) followed, and this transition period expired on December 31, 2020. Shortly prior to expiration of the transition period, in December 2020, the U.K. and the E.U. reached an accord on a trade and cooperation agreement (TCA). Brexit and the terms of the TCA brought to an end the U.K.’s automatic access to the E.U. single market, resulting in the U.K. no longer benefitting from the free movement of goods and services between the E.U. and the U.K. The rights of people to freely move between the E.U. and the U.K. have also been restricted. The TCA is provisionally applicable from January 1, 2021, having been ratified by the UK Parliament on December 30, 2020 and it is currently awaiting formal approval of the European Parliament (expected on or around April 26, 2021). For more information on the risks associate with Brexit and the TCA, see “Our international operations require us to comply with a number of U.S. and foreign regulations governing the international trade of goods, services and technology, which expose us to compliance risks" under “Item 1A. Risk Factors” in Part II of this report and “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at March 31, 2021 was approximately $196.7 million, compared to approximately $195.7 million at December 31, 2020, and $261.1 million at March 31, 2020.

The following table represents the change in backlog for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020:

	Three months ended
	March 31, 2021	December 31, 2020	March 31, 2020
	(In thousands)
Beginning Backlog	$195,650	$221,566	$272,537
Bookings:
Product (1)	58,639	37,259	60,137
Service	17,667	18,235	18,814
Leasing	7,989	7,307	9,626
Cancellation/Revision adjustments	(1,048)	(2,014)	(2,266)
Translation adjustments	(997)	531	(1,718)
Total Bookings	82,250	61,318	84,593
Revenues:
Product	55,583	61,692	67,558
Service	17,667	18,235	18,814
Leasing	7,989	7,307	9,626
Total Revenue	81,239	87,234	95,998
Ending Backlog	$196,661	$195,650	$261,132

(1)

The backlog data shown above includes all bookings as of March 31, 2021, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $69.4 million as of March 31, 2021 within “Revenue Recognition”, Note 4 to the Notes to Condensed Consolidated Financial Statements.

Employees

As a result of worldwide reductions in workforce and natural attrition, the total number of employees as of March 31, 2021 were reduced to 1,400, of which 727 were located in the United States. The total number of the Company’s employees as of December 31, 2020 were 1,424, of which 729 were located in the United States. As of March 31, 2020, the total number of the Company's employees were 1,831, of which 914 were located in the United States.

Revenues.  Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products and from lease of our forging facility. For the three months ended March 31, 2021 and 2020, the Company derived 68.4% and 70.4%, respectively, of its revenues from the sale of its products, 21.8% and 19.6%, respectively, of its revenue from services, and 9.8% and 10.0%, respectively, of its revenues from leasing. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 68.5% and 63.1% of its revenues derived from foreign sales for the three months ended March 31, 2021 and 2020, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 31.5% and 36.9% of the Company’s total revenues for the three months ended March 31, 2021 and 2020, respectively.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over time basis. For the three months ended March 31, 2021, there were 41 projects representing approximately 17.1% of the Company's total revenues and approximately 24.9% of its product revenues that were accounted for using over time accounting, compared to 42 projects for the three months ended March 31, 2020, which represented approximately 31.4% of the Company's total revenues and approximately 44.7% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Impairments. We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we could incur additional impairment charges related to the carrying value of our long-lived assets. There were no impairment charges recorded for the three months ended March 31, 2021.

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with our global strategic plan that was initiated in 2018 to better align our operations with market conditions. This plan continued in 2020 as a result of the COVID-19 pandemic and the developments in global oil markets. During the first quarter of 2021, we continued to incur restructuring charges under the global strategic plan as we exited from certain underperforming countries and markets and shifted from manufacturing in-house to a vendor outsourcing model.

(Gain) Loss on Sale of Assets. Gain or loss on sale of assets consists of sales of certain property, plant and equipment.

Foreign Currency Transaction (Gains) and Losses.  Foreign currency transaction (gains) and losses result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated.

Income Tax Provision (Benefit).  The Company’s effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, impact of valuation allowances, changes in tax legislation, and other permanent differences related to the recognition of income and expense between U.S. GAAP and applicable tax rules.

Results of Operations

The following table sets forth, for the periods indicated, certain condensed consolidated statements of income (loss) data expressed as a percentage of revenues:

	Three months ended
	March 31,
	2021	2020
Revenues:
Products	68.4%	70.4%
Services	21.8	19.6
Leasing	9.8	10.0
Total revenues	100.0	100.0
Cost of sales:
Products	50.7	55.9
Services	11.5	10.1
Leasing	7.7	8.4
Total cost of sales	69.9	74.4
Selling, general and administrative	36.4	25.7
Engineering and product development	5.0	5.8
Impairments	-	8.0
Restructuring and other charges	30.8	34.1
Gain on sale of assets	(4.9)	(0.5)
Foreign currency transaction (gains) and losses	1.7	(3.4)
Operating loss	(38.9)	(44.1)
Interest income	0.1	1.3
Interest expense	(0.5)	(0.2)
Loss before income taxes	(39.3)	(43.0)
Income tax provision (benefit)	2.9	(22.5)
Net loss	(42.2)%	(20.5)%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended
	March 31,
	2021	2020
	(In millions)
Revenues:
Products:
Subsea equipment	$38.1	$51.9
Surface equipment	3.4	3.9
Downhole tools	11.9	8.7
Offshore rig equipment	2.2	3.1
Total products	55.6	67.6
Services	17.6	18.8
Leasing	8.0	9.6
Total revenues	$81.2	$96.0

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues.  Revenues decreased by $14.8 million, or approximately 15.4%, to $81.2 million for the three months ended March 31, 2021 from $96.0 million for the three months ended March 31, 2020. Product revenues decreased by approximately $12.0 million for the three months ended March 31, 2021 as compared to the same period in 2020 as a result of decreased revenues in subsea equipment of $13.8 million, $0.9 million in offshore rig equipment and $0.5 million in surface equipment, partially offset by increased downhole tools revenue of $3.2 million. Product revenues in the Eastern Hemisphere and Western Hemisphere decreased by $11.5 million and $3.5 million, respectively, partially offset by increased product revenues of $3.0 million in the Asia-Pacific region. Our revenues continue to be negatively impacted by lower production output primarily due to reduced global demand and customer requests to extend their deliveries into future periods as a result of drilling schedule delays. These negative impacts were attributable to both the COVID-19 pandemic and developments in the global oil markets. The effects of the winter storm on our Houston manufacturing facilities were partially mitigated through extended production shifts. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand.

Service revenues decreased by approximately $1.2 million resulting mainly from decreased service revenues in the Eastern Hemisphere of $1.6 million, in the Western Hemisphere of $0.5 million, partially offset by increased service revenues of $0.9 million in the Asia-Pacific region. Lower service revenues in the Eastern Hemisphere and Western Hemisphere resulted primarily from COVID-19 disruptions and developments in the global oil markets. Global travel restrictions also impacted service revenue, especially in the Eastern Hemisphere. Increase in service revenues in Asia-Pacific is mainly due to customer specific increases in technical advisory services and maintenance requests in Malaysia.

Leasing revenues decreased by approximately $1.6 million resulting mainly from decreased leasing revenues in the Eastern Hemisphere of $1.6 million and in the Western Hemisphere of $0.3 million, partially offset by increased leasing revenue in Asia-Pacific region of $0.3 million. The majority of the decrease in the Eastern Hemisphere is related to decreased subsea rental tool utilization due to timing of customer drilling activity and COVID-19 related travel restrictions.

Cost of Sales.  Cost of sales decreased by $14.6 million, or approximately 20.5%, to $56.8 million for the three months ended March 31, 2021 from $71.4 million for the same period in 2020. The decrease in costs of sales were mainly in line with the decrease in revenue for the three months ended March 31, 2021. Savings resulting from our business transformation activities were partially offset by higher costs related to the COVID-19 pandemic comprising staggered shifts, extensive cleaning and sanitization of workstations, and incremental production costs related to the winter storm shut down of our Houston manufacturing facility. Overall, savings from our business transformation activities resulted in a decrease in cost of sales as a percentage of revenue to 69.9% from 74.4% for the three months ended March 31, 2021 and 2020, respectively.

Selling, General and Administrative Expenses.  For the three months ended March 31, 2021, selling, general and administrative expenses increased by $4.9 million, or 19.9% to $29.6 million from $24.7 million for the same period in 2020. This increase was attributable mainly to higher legal expenses in the current period related to an ongoing legal matter and an importation tax settlement under a recently introduced Brazilian tax amnesty program.

Restructuring and Other Charges. During the first quarter of 2021, the Company incurred additional costs under our existing 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we are exiting certain underperforming countries and markets and shifting from manufacturing in-house to a vendor sourcing model which resulted in non-cash inventory write downs of $19.3 million, severance charges of $2.7 million and other charges of $3.0 million, consisting of facilities-related restructuring charges and professional fees. We incurred restructuring and other charges of $32.7 million related to non-cash inventory write-downs, long-lived asset write-downs, severance and other charges of approximately $17.3 million, $6.9 million, $8.4 million and $0.1 million, respectively, for the three months ended March 31, 2020.

Engineering and Product Development Expenses.  For the three months ended March 31, 2021, engineering and product development expenses decreased by approximately $1.5 million, or 26.9%, to $4.0 million from $5.5 million for the same period in 2020. The decrease was attributable to lower spend on research and development activities for completed strategic projects.

(Gain) Loss on Sale of Assets.  During the three months ended March 31, 2021, gain on sale of assets was approximately $4.0 million primarily related to the sale of two of our buildings in Singapore. During the three months ended March 31, 2020, gain on sale of assets was $0.5 million, which consisted primarily of the sale of our TIW Oklahoma facility.

Foreign Currency Transaction (Gains) and Losses.  Foreign exchange loss for the three months ended March 31, 2021, was $1.4 million as compared to a gain of $3.2 million for the same period in 2020.

Income Tax Provision (Benefit).  Income tax provision for the three months ended March 31, 2021 was $2.4 million on a loss before taxes of $32.0 million, resulting in an effective tax rate of (7.5)%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in pre-tax income or loss in foreign jurisdictions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries. Income tax benefit for the three months ended March 31, 2020 was $21.6 million on a loss before taxes of $41.3 million, resulting in an effective income tax rate of approximately 52.3%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to tax benefits of the CARES Act, changes in the valuation allowances in the United States and in various foreign countries. The change in the effective tax rate between the periods was primarily a result of discretely recognized benefits of the CARES Act in 2020, changes in valuation allowances and a mix of earnings in jurisdictions with differing tax rates.

Net Loss. Net loss was approximately $34.4 million for the three months ended March 31, 2021 as compared to a net loss of $19.7 million for the same period in 20120 for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended March 31,
	2021	2020
	(In thousands)
Net loss	$(34,358)	$(19,698)
Add:
Interest (income) expense, net	390	(1,015)
Income tax provision (benefit)	2,386	(21,609)
Depreciation and amortization expense	7,416	8,873
Impairments	-	7,719
Restructuring and other charges (2)	29,820	32,713
Gain on sale of assets	(3,955)	(467)
Foreign currency transaction (gains) and losses	1,374	(3,242)
Stock compensation expense	3,186	3,176
Brazilian amnesty settlement	1,787	-
Adjusted EBITDA (1)	$8,046	$6,450

(1)  Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.
(2)  Restructuring and other charges include legal expenses related to a non-recurring legal matter.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Operating activities	$13,072	$(21,237)
Investing activities	3,431	(3,500)
Financing activities	(40)	(25,085)
	16,463	(49,822)
Effect of exchange rate changes on cash activities	(205)	(5,652)
Increase (decrease) in cash and cash equivalents	$16,258	$(55,474)

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

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. The Company’s principal source of funds is cash flows from operations. As of March 31, 2021, the Company had approximately $362.2 million of cash and cash equivalents on hand and an availability of $35.4 million under the ABL Credit Facility.

Although there still remains uncertainty related to the impact of the COVID-19 pandemic on our future results, we continue to monitor our spend and reduce non-essential spending. Further, the Company adjusted the workforce to be in line with the current situation as we continue to monitor the ongoing market conditions.

We believe our business model, our current cash reserves and the recent downhole tools business restructuring and facility realignment will strengthen our balance sheet and leave us well-positioned to manage our business through this crisis as it continues to unfold. We continue to review potential scenarios in connection with the impact of COVID-19 on the global economy and the oil and gas industry. Based on our analysis, we believe our existing balances of cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Net cash provided by operating activities for the three months ended March 31, 2021 was $13.1 million as compared to net cash used in operating activities of $21.2 million for the three months ended March 31, 2020. The $34.3 million net change is primarily due to increased cash flow resulting from changes in operating assets and liabilities of $58.9 million. This was partially offset by $9.9 million of non-cash movements which included decreases in items such as impairments, restructuring and other charges, and an increase in net loss of $14.7 million.

The change in operating assets and liabilities for the three months ended March 31, 2021 resulted in a $58.9 million increase in cash as compared to the change in operating assets and liabilities for the three months ended March 31, 2020. Trade receivables decreased by $30.5 million during the first quarter of 2021, primarily due to our continued focus on global cash collections. The $16.7 million decrease in prepaids and other assets was primarily due to receipt of tax receivables. The increase in accounts payable and accrued expenses of $12.4 million was mainly related to proactive discussions with most of our vendors on extending payment terms to be in line with the current market conditions. The decrease in inventory of $9.7 million was mainly related to our focus on inventory management and consumption during the year. These were partially offset by increase in unbilled receivables by $10.4 million mainly due to the timing difference on our milestone billing and progress on the projects that are accounted for on an over time basis.

The change in investing cash flows for the three months ended March 31, 2021 resulted in a $3.4 million increase in cash primarily due to the sale of two of our buildings in Singapore. Capital expenditures by the Company were $2.5 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively. Capital expenditures for the three months ended March 31, 2021 were $1.2 million for rental tools to support our current and recently developed products, $0.6 million for machinery and equipment related to our global strategic program which includes consolidation of our manufacturing facilities from the Eastern Hemisphere to the Western Hemisphere and $0.7 million for other capital expenditures. We constantly review capital expenditure needs to ensure these are justified expenditures. Capital expenditures for the three months ended March 31, 2020 were $0.7 million for machinery and equipment, $1.9 million for rental tools, and $1.6 million for other capital expenditures.

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

For the three months ended March 31, 2021, the Company purchased no shares under the share repurchase plan. For the three months ended March 31, 2020, the Company purchased 808,389 shares under the share repurchase plan at an average price of approximately $30.91 per share totaling approximately $25.0 million and has retired such shares.

Asset Backed Loan (ABL) Credit Facility

As of March 31, 2021, the availability under the ABL Credit Facility was $35.4 million, after taking into account the outstanding letters of credit of approximately $1.0 million issued under the facility. For additional information on the ABL Credit Facility, see "Asset Backed Loan (ABL) Credit Facility", Note 9 to the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting policies. During the three months ended March 31, 2021, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company since December 31, 2020.

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

The Company experienced a foreign currency pre-tax loss of approximately $1.4 million and a pre-tax gain of approximately $3.2 million, respectively, during the three months ended March 31, 2021 and 2020, respectively.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings

For a description of the Company’s legal proceedings, see “Contingencies,” Note 12 to the Notes to Condensed Consolidated Financial Statements.

Item 1A.      Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

DRIL-QUIP, INC.

Date: April 29, 2021	BY:	/s/ Raj Kumar
Raj Kumar,
Vice President – Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)