Form 10-Q
period 2021-06-30
DRIL-QUIP INC
filed 2021-07-29
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of July 26, 2021, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,431,110.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$370,481	$345,955
Trade receivables, net	90,417	116,202
Unbilled receivables	145,400	140,318
Inventories, net	202,382	212,536
Prepaids and other current assets	40,606	48,182
Total current assets	849,286	863,193
Operating lease right of use assets	5,542	6,962
Property, plant and equipment, net	229,247	234,823
Deferred income taxes	6,403	5,768
Intangible assets	27,979	29,434
Other assets	6,252	10,992
Total assets	$1,124,709	$1,151,172
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,610	$37,424
Accrued income taxes	1,960	4,343
Contract liabilities	13,448	11,339
Accrued compensation	8,549	5,015
Operating lease liabilities	928	1,110
Other accrued liabilities	34,040	26,281
Total current liabilities	106,535	85,512
Deferred income taxes	6,694	6,779
Income tax payable	9,524	9,383
Operating lease liabilities, long-term	4,636	5,845
Other long-term liabilities	1,996	2,125
Total liabilities	129,385	109,644
Contingencies (Note 12)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 35,431,110 and 35,417,712 shares issued and outstanding at June 30, 2021 and December 31, 2020	363	363
Additional paid-in capital	71,878	65,613
Retained earnings	1,071,838	1,125,263
Accumulated other comprehensive losses	(148,755)	(149,711)
Total stockholders' equity	995,324	1,041,528
Total liabilities and stockholders' equity	$1,124,709	$1,151,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Revenues:
Products	$55,860	$63,133	$111,443	$130,691
Services	17,536	20,750	35,203	39,564
Leasing	7,401	6,563	15,390	16,189
Total revenues	80,797	90,446	162,036	186,444
Cost and expenses:
Cost of sales:
Products	43,920	49,741	85,124	103,386
Services	8,317	9,222	17,667	18,910
Leasing	9,302	7,974	15,535	16,055
Total cost of sales	61,539	66,937	118,326	138,351
Selling, general and administrative	29,593	23,331	59,151	47,989
Engineering and product development	3,722	5,364	7,759	10,889
Impairments	-	-	-	7,719
Restructuring and other charges	1,000	1,587	26,020	34,300
(Gain) loss on sale of assets	82	(85)	(3,873)	(552)
Foreign currency transaction (gains) and losses	(475)	817	899	(2,425)
Total costs and expenses	95,461	97,951	208,282	236,271
Operating loss	(14,664)	(7,505)	(46,246)	(49,827)
Interest income	63	653	112	1,859
Interest expense	(59)	(209)	(498)	(400)
Loss before income taxes	(14,660)	(7,061)	(46,632)	(48,368)
Income tax provision (benefit)	4,407	7,081	6,793	(14,528)
Net loss	$(19,067)	$(14,142)	$(53,425)	$(33,840)
Loss per common share:
Basic	$(0.54)	$(0.40)	$(1.51)	$(0.96)
Diluted	$(0.54)	$(0.40)	$(1.51)	$(0.96)
Weighted average common shares outstanding:
Basic	35,387	35,023	35,386	35,359
Diluted	35,387	35,023	35,386	35,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(19,067)	$(14,142)	$(53,425)	$(33,840)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,046	2,048	956	(22,931)
Total comprehensive loss	$(16,021)	$(12,094)	$(52,469)	$(56,771)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2021	2020
	(In thousands)
Operating activities
Net loss	$(53,425)	$(33,840)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,759	16,813
Stock-based compensation expense	6,265	6,458
Impairments	-	7,719
Restructuring and other charges	23,218	34,300
Gain on sale of assets	(3,873)	(552)
Deferred income taxes	(695)	(2,421)
Changes in operating assets and liabilities:
Trade receivables, net	26,450	(104)
Unbilled receivables	(5,082)	(467)
Inventories, net	(12,700)	(33,869)
Prepaids and other assets	14,375	(23,452)
Accounts payable and accrued expenses	15,123	11,224
Net cash provided by (used in) operating activities	24,415	(18,191)
Investing activities
Purchase of property, plant and equipment	(5,625)	(8,318)
Proceeds from sale of equipment	5,950	3,138
Net cash provided by (used in) investing activities	325	(5,180)
Financing activities
Repurchase of common shares	-	(25,000)
Other	(77)	(129)
Net cash used in financing activities	(77)	(25,129)
Effect of exchange rate changes on cash activities	(137)	(4,638)
Increase (decrease) in cash and cash equivalents	24,526	(53,138)
Cash and cash equivalents at beginning of period	345,955	398,946
Cash and cash equivalents at end of period	$370,481	$345,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at April 1, 2021	$363	$68,799	$1,090,905	$(151,801)	$1,008,266
Foreign currency translation adjustment	-	-	-	3,046	3,046
Net loss	-	-	(19,067)	-	(19,067)
Comprehensive loss					(16,021)
Stock option expense	-	3,079	-	-	3,079
Balance at June 30, 2021	$363	$71,878	$1,071,838	$(148,755)	$995,324

Balance at January 1, 2021	$363	$65,613	$1,125,263	$(149,711)	$1,041,528
Foreign currency translation adjustment	-	-	-	956	956
Net loss	-	-	(53,425)	-	(53,425)
Comprehensive loss	-	-	-	-	(52,469)
Stock option expense	-	6,265	-	-	6,265
Balance at June 30, 2021	$363	$71,878	$1,071,838	$(148,755)	$995,324

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at April 1, 2020	$363	$56,045	$1,136,335	$(168,542)	$1,024,201
Foreign currency translation adjustment	-	-	-	2,048	2,048
Net loss	-	-	(14,142)	-	(14,142)
Comprehensive loss					(12,094)
Stock option expense	-	3,282	-	-	3,282
Other	-	-	(2)	-	(2)
Balance at June 30, 2020	$363	$59,327	$1,122,191	$(166,494)	$1,015,387

Balance at January 1, 2020	$371	$52,870	$1,181,023	$(143,563)	$1,090,701
Foreign currency translation adjustment	-	-		(22,931)	(22,931)
Net loss	-	-	(33,840)	-	(33,840)
Comprehensive loss					(56,771)
Repurchase of common stock (808,389 shares)	(8)	-	(24,992)	-	(25,000)
Stock option expense	-	6,458	-	-	6,458
Other	-	(1)	-	-	(1)
Balance at June 30, 2020	$363	$59,327	$1,122,191	$(166,494)	$1,015,387

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements as of that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of June 30, 2021 and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and cash flows for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

We are continuing to experience effects resulting from the COVID-19 pandemic, albeit to a lesser degree as compared to 2020. Increased availability of the COVID-19 vaccine to the general population in the second quarter of 2021 has resulted in a lower rate of new infections, hospitalizations and deaths as compared to 2020. Although the downward trend is encouraging, emergence and spread of the COVID-19 Delta variant adds uncertainty for a potential economic recovery. The effect of the pandemic and the actions and changes in consumer behavior resulting from the pandemic continue to impact our business and have significantly reduced global economic activity and global demand for oil and gas. This demand reduction was further exacerbated by disputes over oil production between the Organization of Petroleum Exporting Countries (OPEC) and non-OPEC nations. We continue to experience delayed recovery in 2021 as the market continues to be volatile and challenging. The extent of the impact of the pandemic, including economic impacts that may persist following the widespread global deployment of vaccines, and the decline in oil prices on our operational and financial performance will depend on future developments, which are uncertain and cannot be predicted. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

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

Leasing revenues

The Company earns leasing revenues from the rental of running tools. Revenues from rental of running tools are recognized on a day rate basis over the lease term, which is generally between one to three months.

On April 30, 2021, as a result of lower activity stemming from the COVID-19 pandemic, AFGlobal Corporation provided a 90-day written notice of termination of the lease agreement between the Company and AFGlobal in relation to the Company’s forge facility and equipment at its Houston Eldridge campus.

Based on the initial 5-year term of the lease agreement, the Company had straight-lined the total anticipated lease revenue for that initial term into equal monthly lease revenue. As a result of the lease termination, the Company has approximately $2.3 million in unbilled revenue that was expensed as of June 30, 2021. Leasing revenue from renting this facility that was not recognized due to the termination of the lease agreement was approximately $0.5 million for the three and six months ended June 30, 2021. The Company has numerous other forging suppliers and does not expect any disruptions in forging supply as a result of the lease termination.

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

Restructuring and Other Charges

During the first half of 2021, the Company incurred additional costs under our existing 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we exited certain underperforming countries and markets and shifted from manufacturing in-house to a vendor sourcing model. During the first half of 2020, the overall offshore market conditions declined as a result of the COVID-19 pandemic and developments in global oil markets. As such, we incurred additional costs under our existing 2018 global strategic plan to realign our manufacturing facilities globally. These charges are reflected as "Restructuring and other charges" in our condensed consolidated statements of income (loss).

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

For the three and six months ended June 30, 2021, the Company purchased no shares under the share repurchase plan.

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

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Weighted average common shares outstanding – basic	35,387	35,023	35,386	35,359
Dilutive effect of common stock awards	-	-	-	-
Weighted average common shares outstanding – diluted	35,387	35,023	35,386	35,359

For the three and six months ended June 30, 2021 and 2020, the Company has excluded the following common stock options and awards because their impact on the income/(loss) per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Director stock awards	60	45	58	42
Stock options	58	122	58	124
Performance share units	329	279	330	278
Restricted stock awards	479	333	480	333

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

4. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Three months ended June 30,
	Western Hemisphere		Eastern Hemisphere		Asia- Pacific		Total
	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)
Product Revenues	$37,259	$36,797	$8,565	$14,216	$10,036	$12,120	$55,860	$63,133
Service Revenues	10,438	13,164	2,571	3,593	4,527	3,993	17,536	20,750
Total	$47,697	$49,961	$11,136	$17,809	$14,563	$16,113	$73,396	$83,883

	Six months ended June 30,
	Western Hemisphere		Eastern Hemisphere		Asia- Pacific		Total
	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)
Product Revenues	$75,175	$78,269	$15,287	$32,395	$20,981	$20,027	$111,443	$130,691
Service Revenues	20,942	24,120	5,290	7,931	8,971	7,513	35,203	39,564
Total	$96,117	$102,389	$20,577	$40,326	$29,952	$27,540	$146,646	$170,255

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2020	$135,973
Additions	46,990
Transfers to Trade Receivables, Net	(41,930)
Contract Assets at June 30, 2021	$141,033

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2020	$10,815
Additions	21,618
Revenue Recognized	(19,058)
Contract Liabilities at June 30, 2021	$13,375

Contract assets include unbilled accounts receivable associated with contracts accounted for under the over time accounting method which were approximately $83.4 million and $98.2 million at June 30, 2021 and December 31, 2020, respectively. Unbilled contract assets are transferred to trade receivables, net, when the rights become unconditional. The contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of June 30, 2021.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $57.6 million as of June 30, 2021. The Company expects to recognize revenue on approximately 87.0% of the remaining performance obligations over the next 12 months and the remaining 13.0% thereafter.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

5. Stock-Based Compensation and Stock Awards

During the three and six months ended June 30, 2021, the Company recognized approximately $3.1 million and $6.3 million, respectively, of stock-based compensation expense. Stock-based compensation is included in "Selling, general and administrative" in our accompanying condensed consolidated statements of income (loss) and "Additional paid-in capital" in our accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2020, the Company recognized approximately $3.3 million and $6.5 million, respectively of stock-based compensation expense.

6. Inventories, net

Inventories consist of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Raw materials and supplies	$30,346	$32,833
Work in progress	43,169	44,924
Finished goods	226,438	216,928
	299,953	294,685
Less: allowance for slow moving and excess inventory	(97,571)	(82,149)
Total inventory	$202,382	$212,536

7. Impairment, Restructuring and Other Charges

Restructuring and Other Charges

During the three and six months ended June 30, 2021, the Company incurred additional costs under our existing 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we exited certain underperforming countries and markets and shifted from manufacturing in-house to a vendor sourcing model.

As a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in global oil markets, which triggered historically low crude oil prices and decreases in our customers’ capital budgets, we incurred additional costs under our 2018 global strategic plan primarily focused on workforce reductions and the reorganization of certain facilities during the three and six months ended June 30, 2020.

The following table summarizes the components of charges included in "Restructuring and other charges" in our condensed consolidated statements of income (loss) for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Inventory write-down	$-	$-	$19,251	$17,272
Severance	-	-	2,745	8,399
Long-lived asset write-down	-	942	-	7,854
Other	1,000	645	4,024	775
	$1,000	$1,587	$26,020	$34,300

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges as of June 30, 2021 (in thousands):

Total
Beginning balance at January 1, 2021	$1,146
Additions for costs expensed	5,768
Reductions for payments	(1,802)
Other	2
Ending balance at June 30, 2021	$5,114

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

8. Intangible Assets

Intangible assets, the majority of which were acquired in the acquisition of TIW and OPT, consist of the following:

		June 30, 2021
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,262	$(1,298)	$(16)	$6,948
Patents	15 - 30 years	6,060	(3,034)	(2)	3,024
Customer relationships	5 - 15 years	26,095	(8,233)	5	17,867
Organizational costs	3 years	185	(47)	2	140
		$40,602	$(12,612)	$(11)	$27,979

		December 31, 2020
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,238	$(1,033)	$(5)	$7,200
Patents	15 - 30 years	6,054	(2,715)	(2)	3,337
Customer relationships	5 - 15 years	25,966	(7,304)	65	18,727
Organizational costs	3 years	179	(15)	6	170
		$40,437	$(11,067)	$64	$29,434

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

The ABL Credit Facility contains various covenants and restrictive provisions that limit the Company’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions; and (5) engage in transactions with affiliates. The ABL Credit Facility also requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0, based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to the Company’s other indebtedness. The Company is in compliance with the related covenants as of June 30, 2021.

As of June 30, 2021, the availability under the ABL Credit Facility was $25.1 million, after taking into account the outstanding letters of credit of approximately $7.4 million issued under the facility.

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

Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

	Three months ended June 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)
Revenues
Products
Point in Time	$25,948	$14,873	$5,956	$6,839	$6,890	$7,293	$-	$-	$38,794	$29,005
Over Time	11,311	21,924	2,609	7,377	3,146	4,827	-	-	17,066	34,128
Total Products	37,259	36,797	8,565	14,216	10,036	12,120	-	-	55,860	63,133
Services
Technical Advisory	7,781	10,456	2,127	1,937	3,787	2,938	-	-	13,695	15,331
Reconditioning	2,657	2,708	444	1,656	740	1,055	-	-	3,841	5,419
Total Services (excluding rental tools)	10,438	13,164	2,571	3,593	4,527	3,993	-	-	17,536	20,750
Leasing	4,233	3,674	1,944	1,826	1,224	1,063	-	-	7,401	6,563
Total Services (including rental tools)	14,671	16,838	4,515	5,419	5,751	5,056	-	-	24,937	27,313
Intercompany	2,553	2,317	496	689	6,223	3,413		-	9,272	6,419
Eliminations	-	-	-	-	-	-	(9,272)	(6,419)	(9,272)	(6,419)
Total Revenues	$54,483	$55,952	$13,576	$20,324	$22,010	$20,589	$(9,272)	$(6,419)	$80,797	$90,446
Depreciation and amortization	$4,250	$4,801	$986	$952	$1,180	$1,254	$927	$933	$7,343	$7,940
Income (loss) before income taxes	$(2,175)	$5,024	$3,553	$(2,349)	$4,800	$5,615	$(20,838)	$(15,351)	$(14,660)	$(7,061)

During the three months ended June 30, 2021, we recorded restructuring and other charges of $1.0 million, consisting primarily of consulting fees in DQ Corporate. During the three months ended June 30, 2020, we recorded restructuring and other charges of $1.6 million, consisting primarily of a $0.9 million in write-down of long-lived assets in the Western Hemisphere and $0.7 million for consulting fees in DQ Corporate.

	Six months ended June 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)
Revenues
Products
Point in Time	$54,235	$37,837	$10,809	$15,801	$15,467	$12,740	$-	$-	$80,511	$66,378
Over Time	20,940	40,432	4,478	16,594	5,514	7,287	-	-	30,932	64,313
Total Products	75,175	78,269	15,287	32,395	20,981	20,027	-	-	111,443	130,691
Services
Technical Advisory	16,102	17,852	4,020	5,433	7,974	6,227	-	-	28,096	29,512
Reconditioning	4,840	6,268	1,270	2,498	997	1,286	-	-	7,107	10,052
Total Services (excluding rental tools)	20,942	24,120	5,290	7,931	8,971	7,513	-	-	35,203	39,564
Leasing	8,671	8,435	3,072	4,574	3,647	3,180	-	-	15,390	16,189
Total Services (including rental tools)	29,613	32,555	8,362	12,505	12,618	10,693	-	-	50,593	55,753
Intercompany	4,777	5,631	637	1,020	8,297	5,669	-	-	13,711	12,320
Eliminations	-	-	-	-	-	-	(13,711)	(12,320)	(13,711)	(12,320)
Total	$109,565	$116,455	$24,286	$45,920	$41,896	$36,389	$(13,711)	$(12,320)	$162,036	$186,444
Depreciation and amortization	$8,555	$10,423	$1,977	$1,926	$2,383	$2,594	$1,844	$1,870	$14,759	$16,813
Income (loss) before income taxes	$(21,551)	$13,177	$690	$(30,670)	$15,538	$7,184	$(41,309)	$(38,059)	$(46,632)	$(48,368)

During the six months ended June 30, 2021, we recorded $26.0 million of restructuring and other charges. These charges were related to non-cash inventory write downs, severance charges and other charges, primarily consisting of facilities restructuring exit costs and consulting fees. Of these charges, $21.0 million was recorded in the Western Hemisphere, $1.6 million in the Eastern Hemisphere and $3.4 million in DQ Corporate. During the six months ended June 30, 2020, we recorded impairments, restructuring and other charges of $42.0 million. Of these charges, $32.1 million was recorded in the Eastern Hemisphere, $2.8 million in the Western Hemisphere, $6.9 million in DQ Corporate and $0.2 million in Asia-Pacific.

	June 30, 2021	December 31, 2020
	(In thousands)
Total long-lived assets:
Western Hemisphere	$342,705	$350,577
Eastern Hemisphere	222,582	222,741
Asia-Pacific	64,070	68,600
Eliminations	(353,934)	(353,939)
Total	$275,423	$287,979

Total assets:
Western Hemisphere	$764,757	$769,649
Eastern Hemisphere	796,853	779,147
Asia-Pacific	202,601	186,808
Eliminations	(639,502)	(584,432)
Total	$1,124,709	$1,151,172

As of June 30, 2021, we wrote down $19.1 million of non-cash inventory write downs in the Western Hemisphere and $0.2 million in the Eastern Hemisphere as we shifted from the manufacturing of our downhole tools products business to a vendor outsourcing model. During 2020, we wrote down $25.5 million related to inventory and long-lived assets balances, with $22.3 million recorded in the Eastern Hemisphere and $3.2 million in the Western Hemisphere. We also recorded a full impairment of our goodwill balance of $7.7 million during the first quarter of 2020, all of which was in the Eastern Hemisphere.

11. Income Tax

The effective tax rate for the three and six months ended June 30, 2021 was (30.1)% and (14.6)%, respectively, compared to (100.3)% and 30.0%, respectively, for the same period in 2020. The change in the effective tax rate between the periods resulted primarily from discretely recognized tax benefits of Net Operating Losses (“NOLs”) in 2020 due to the Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”), changes in income or loss earned in foreign jurisdictions, changes in valuation allowances in the United States, changes in nondeductible compensation and the mix of earnings in jurisdictions with differing tax rates.

We have historically considered the majority of undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested, and, accordingly, no deferred taxes had been provided on the indefinitely reinvested earnings. As of June 30, 2020, the Company reversed its indefinite reinvestment assertion. As a result, we recorded a deferred foreign tax liability, which had a balance of $3.5 million as of June 30, 2021, and is primarily related to estimated foreign withholding tax associated with repatriating all non-U.S. earnings back to the United States.

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

In the first quarter of 2021, the relevant governmental agencies of the State of Rio de Janeiro authorized an amnesty program with interest discounts and reduced fines. The Company’s Brazilian subsidiary elected to participate in this amnesty program and recorded the settlement amount of approximately $2.1 million as of March 31, 2021. As a result of settling these tax assessments with the relevant governmental agencies pursuant to the amnesty program, the security amounts previously deposited with the court totaling approximately $6 million at current exchange rates are being returned to our Brazilian subsidiary, with approximately $4 million already received during the second quarter of 2021.

FMC Technologies Lawsuit

On October 5, 2020, FMC Technologies, Inc. (“FMC”) sued the Company alleging misappropriation of trade secrets and sought money damages and injunctive relief in the 127th District Court of Harris County in an action styled FMC Technologies, Inc. v. Richard Murphy and Dril-Quip, Inc., Cause No. 2020-63081. FMC alleged that its former employee communicated FMC trade secrets to the Company and the Company used those trade secrets in its VXTe subsea tree systems. On April 29, 2021, the jury returned a verdict in favor of the Company. If FMC appeals, the Company intends to continue its vigorous defense of this matter.

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Dril-Quip, Inc. (the “Company” or “Dril-Quip”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

•	the impact of the ongoing COVID-19 pandemic and the effects thereof;
•	the impact of actions taken by OPEC and non-OPEC nations in response to their dispute over production levels and the effects thereof;
•	future operating results and cash flow;
•	scheduled, budgeted and other future capital expenditures;
•	planned or estimated cost savings;
•	working capital requirements;
•	the need for and the availability of expected sources of liquidity;
•	the introduction into the market of the Company’s future products;
•	the Company’s ability to deliver its backlog in a timely fashion;
•	the market for the Company’s existing and future products;
•	the Company’s ability to develop new applications for its technologies;
•	the exploration, development and production activities of the Company’s customers;
•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;
•	effects of pending legal proceedings;
•	changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities;
•	future operations, financial results, business plans and cash needs; and
•	the overall timing and level of transition of the global energy sector from fossil-based systems of energy production and consumption to more renewable energy sources.

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

Business Environment

During the second quarter of 2021, Dril-Quip entered into a collaboration and supply agreement in which the Company will serve as a supplier of subsea wellheads, tubular goods, liner hangers and other related tools and services to a peer provider of subsea equipment and services. The arrangement provides a framework for bundling several of our products and services into an integrated engineering, procurement and construction offering by our peer for the subsea production system market. We believe this collaboration and supply agreement will lead to opportunities to participate in more subsea projects and bids as a subcontractor for this industry peer that we previously may not have had access to independently.

The COVID-19 pandemic continues to have an impact globally. Increased availability of the COVID-19 vaccine to the general population during the second quarter of 2021 has resulted in the rate of new infections, hospitalizations and deaths trending downwards, especially in the United States. Although the downward trend is encouraging, emergence and spread of the COVID-19 Delta variant adds uncertainty to the economic recovery. The effect of the pandemic and the actions and changes in consumer behavior resulting from the pandemic continue to impact our business and have significantly reduced global economic activity and global demand for oil and gas. This demand reduction was further exacerbated by disputes over oil production between the OPEC and non-OPEC nations. We continue to experience delayed recovery in 2021 as the market continues to be volatile and challenging. We actively review our global production plans with our supply chain and manufacturing groups and adopt contingency plans where possible to minimize the impact of these COVID-19 related disruptions, however the emergence and spread of the COVID-19 Delta variant adds uncertainty to future economic recovery.

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

As a larger proportion of the population gets vaccinated from increased availability of the COVID-19 vaccines, some jurisdictions in which the Company operates have eased safety protocols such as face mask and social distancing requirements. The Company will continue to implement safety measures as recommended by government health agencies until we have determined that the COVID-19 pandemic has been adequately contained. We continue to enact safety measures, including implementing social distancing protocols, requiring remote work arrangements where possible, staggering shifts, suspending travel, and extensively and frequently disinfecting our workspaces. Additionally, as COVID-19 vaccines became available in the first quarter of 2021, the Company organized administration of the vaccines on site to our employees and their families in the US. Furthermore, we have also utilized government employee support packages where available, in an effort to retain employees during this uncertain period.

The Company took advantage of the Payroll Tax Deferral provided by the CARES Act in 2020. The Payroll Tax Deferral allows the Company to defer the payment of the Company’s share of FICA taxes of 6.2%. As such, the Company was able to defer its share of FICA taxes for the period beginning March 27, 2020 and ending December 31, 2020. This resulted in approximately $2.9 million in FICA cash tax payments being deferred to 2021 and 2022. The CARES Act provided for the five-year carryback of Net Operating Losses (“NOLs”) generated in the 2018, 2019 and 2020 taxable years. In the prior year, the Company filed returns to carryback its NOLs to previous tax years to generate a refund of $31.0 million. In the second quarter of 2021 the Company filed returns for the 2019 tax year to carryback the NOL for the 2020 tax year for an additional refund of approximately $15.0 million.

During 2020 and the first half of 2021, the Company also took advantage of job support schemes in Singapore, Australia, the U.K. and Denmark under which the governments introduced a plan to help businesses co-fund wages of workers to encourage employers to retain their workers. The Company has recorded an estimated benefit of $0.7 million through June 30, 2021.

All our facilities currently remain operational with staggered shifts which has impacted production output. We expect the constraints and limits imposed on our operations to slow or diminish our research and development activities and qualification activities with our customers. We do not believe that remote work arrangements have adversely affected our ability to maintain financial reporting systems, internal control over financial reporting and disclosure controls and procedures. The Company has taken steps and adjusted its workforce to be in line with the current situation as we continue to monitor ongoing market conditions. The extent to which our future results are affected by these externalities will depend on various factors and circumstances beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of containing the virus and developments in the global oil markets. We believe the COVID-19 pandemic will continue to negatively impact oilfield activity for the majority of 2021 and possibly linger into 2022. Similarly, we expect that any declines in oil prices, and continued uncertainty regarding its duration, will continue to have a negative impact on oil and gas activities. In addition to this, COVID-19 and the associated depressed global economic conditions could also aggravate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, including leading to further material impairment charges.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended		Six months ended
	June 30,		June 30,
Brent Crude Oil Price per Barrel	2021	2020	2021	2020
Low	$61.47	$9.12	$50.37	$9.12
High	76.94	43.20	76.94	70.25
Average	68.98	29.70	64.95	40.23
Closing	76.94	41.64	76.94	41.64

According to the July 2021 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $69 per barrel in 2021 and $67 per barrel in 2022, compared with an average of $41.69 per barrel in 2020. In its July 2021 Oil Market Report, the International Energy Agency projected global oil demand to grow by 5.4 million barrels per day in 2021 and 3.0 million barrels per day in 2022, after contracting by 8.7 million barrels per day in 2020.

Although crude oil prices have started to recover in 2021, we have yet to see an increase in activity from our customers as any recovery in the subsea market generally lags relative to the overall recovery in crude oil prices. If the Company experiences significant contract terminations, suspensions or scope adjustments to its contracts, then its financial condition, results of operations and cash flows may be adversely impacted.

Offshore Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the six months ended June 30, 2021 and 2020. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Six months ended June 30,
	2021		2020
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	55	46	58	47
Eastern Hemisphere	41	54	53	68
Asia-Pacific	31	253	38	263
Total	127	353	149	378

Source: IHS—Petrodata RigBase – June 30, 2021 and 2020

According to IHS-Petrodata RigBase, as of June 30, 2021, there were 479 contracted rigs for the Company’s geographic regions (125 floating rigs and 354 jack-up rigs), which represents a 3.6% decrease from the rig count of 497 rigs (138 floating rigs and 359 jack-up rigs) as of June 30, 2020.

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

On June 23, 2016 the United Kingdom (U.K.) held a referendum in which a majority of British voters voted to exit the E.U., commonly known as “Brexit”, with the U.K. officially withdrawing from the E.U. on January 31, 2020. A transition period (during which the trading relationship between the E.U. and the U.K. remained substantially the same as prior to Brexit) followed, and this transition period expired on December 31, 2020. Shortly prior to expiration of the transition period, in December 2020, the U.K. and the E.U. reached an accord on a trade and cooperation agreement (TCA). Brexit and the terms of the TCA brought to an end the U.K.’s automatic access to the E.U. single market, resulting in the U.K. no longer benefitting from the free movement of goods and services between the E.U. and the U.K. The rights of people to freely move between the E.U. and the U.K. have also been restricted. The TCA entered into force on January 1, 2021 and, following formal ratification by the E.U. on April 28, 2021, entered fully into force on May 1, 2021. For more information on the risks associated with Brexit and the TCA, see “Our international operations require us to comply with a number of U.S. and foreign regulations governing the international trade of goods, services and technology, which expose us to compliance risks" under “Item 1A. Risk Factors” in Part II of this report and “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The U.K.’s Financial Conduct Authority, which regulates LIBOR, intends to phase out LIBOR as a benchmark by the end of 2021. At the present time, the ABL Credit Facility has a term that extends beyond 2021, and borrowings under the ABL Credit Facility (as defined herein) bear interest at the Company’s option at either (i) the CB Floating Rate (as defined therein), calculated as the rate of interest publicly announced by JPMorgan Chase Bank, N.A., as its “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, with such CB Floating Rate not being less than Adjusted One Month LIBOR (as defined therein) or (ii) the Adjusted LIBOR (as defined therein), plus, in each case, an applicable margin. We have not yet pursued any technical amendment or other contractual alternative to address this matter. We are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at June 30, 2021 was approximately $191.2 million, compared to approximately $196.7 million at March 31, 2021, and $195.7 million at December 31, 2020.

The following table represents the change in backlog for the three months ended June 30, 2021, March 31, 2021, and December 31, 2020:

	Three months ended
	June 30, 2021	March 30, 2021	December 31, 2020
	(In thousands)
Beginning Backlog	$196,661	$195,650	$221,566
Bookings:
Product (1)	52,788	58,639	37,259
Service	17,536	17,667	18,235
Leasing	7,401	7,989	7,307
Cancellation/Revision adjustments	(3,427)	(1,048)	(2,014)
Translation adjustments	1,028	(997)	531
Total Bookings	75,326	82,250	61,318
Revenues:
Product	55,860	55,583	61,692
Service	17,536	17,667	18,235
Leasing	7,401	7,989	7,307
Total Revenue	80,797	81,239	87,234
Ending Backlog	$191,190	$196,661	$195,650

(1)

The backlog data shown above includes all bookings as of June 30, 2021, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $57.6 million as of June 30, 2021 within “Revenue Recognition”, Note 4 to the Notes to Condensed Consolidated Financial Statements.

Employees

As a result of worldwide reductions in workforce and natural attrition, the total number of employees as of June 30, 2021 were reduced to 1,357, of which 677 were located in the United States. The total number of the Company’s employees as of December 31, 2020 were 1,424, of which 729 were located in the United States. As of June 30, 2020, the total number of the Company's employees were 1,572, of which 757 were located in the United States.

Revenues.  Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products. For the three months ended June 30, 2021 and 2020, the Company derived 69.1% and 69.8%, respectively, of its revenues from the sale of its products, 21.7% and 22.9%, respectively, of its revenue from services, and 9.2% and 7.3%, respectively, of its revenues from leasing. For the six months ended June 30, 2021 and 2020, the Company derived 68.8% and 70.1%, respectively, of its revenues from the sale of its products, 21.7% and 21.2%, respectively, of its revenue from services, and 9.5% and 8.7%, respectively, of its revenues from leasing. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 67.2% and 64.0% of its revenues derived from foreign sales for the six months ended June 30, 2021 and 2020, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 32.8% and 36.0% of the Company’s total revenues for the six months ended June 30, 2021 and 2020, respectively.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over time basis. For the three months ended June 30, 2021, there were 39 projects representing approximately 21.1% of the Company's total revenues and approximately 30.6% of its product revenues that were accounted for using over time accounting, compared to 43 projects for the three months ended June 30, 2020, which represented approximately 37.7% of the Company's total revenues and approximately 54.1% of its product revenues. For the six months ended June 30, 2021, there were 45 projects representing approximately 19.1% of the Company's total revenues and approximately 27.8% of its product revenues that were accounted for using over time accounting, compared to 46 projects for the six months ended June 30, 2020, which represented approximately 34.5% of the Company's total revenues and approximately 49.2% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Impairments. We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we could incur additional impairment charges related to the carrying value of our long-lived assets. There were no impairment charges recorded for the three months ended June 30, 2021.

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with our global strategic plan that was initiated in 2018 to better align our operations with market conditions. This plan continued in 2020 as a result of the COVID-19 pandemic and the developments in global oil markets. During 2021, we continued to incur restructuring charges under the global strategic plan as we exited from certain underperforming countries and markets and shifted from manufacturing in-house to a vendor outsourcing model.

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

Results of Operations

The following table sets forth, for the periods indicated, certain condensed consolidated statements of income (loss) data expressed as a percentage of revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Products	69.1%	69.8%	68.8%	70.1%
Services	21.7	22.9	21.7	21.2
Leasing	9.2	7.3	9.5	8.7
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	54.4	55.0	52.5	55.5
Services	10.3	10.2	10.9	10.1
Leasing	11.5	8.8	9.6	8.6
Total cost of sales	76.2	74.0	73.0	74.2
Selling, general and administrative	36.6	25.8	36.5	25.7
Engineering and product development	4.6	5.9	4.8	5.8
Impairments	-	-	-	4.1
Restructuring and other charges	1.2	1.8	16.1	18.4
(Gain) loss on sale of assets	0.1	(0.1)	(2.4)	(0.3)
Foreign currency transaction (gains) and losses	(0.6)	0.9	0.6	(1.3)
Operating loss	(18.1)	(8.3)	(28.6)	(26.6)
Interest income	0.1	0.7	0.1	1.0
Interest expense	(0.1)	(0.2)	(0.3)	(0.2)
Loss before income taxes	(18.1)	(7.8)	(28.8)	(25.8)
Income tax provision (benefit)	5.5	7.8	4.2	(7.8)
Net loss	(23.6)%	(15.6)%	(33.0)%	(18.0)%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In millions)
Revenues:
Products:
Subsea equipment	$40.1	$47.5	$78.2	$99.4
Surface equipment	2.5	3.8	5.8	7.7
Downhole tools	9.7	8.4	21.6	17.1
Offshore rig equipment	3.6	3.4	5.8	6.5
Total products	55.9	63.1	111.4	130.7
Services	17.5	20.7	35.2	39.5
Leasing	7.4	6.6	15.4	16.2
Total revenues	$80.8	$90.4	$162.0	$186.4

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues.  Revenues decreased by $9.6 million, or approximately 10.7%, to $80.8 million for the three months ended June 30, 2021 from $90.4 million for the three months ended June 30, 2020. Product revenues decreased by approximately $7.2 million for the three months ended June 30, 2021 as compared to the same period in 2020 as a result of decreased revenues in subsea equipment of $7.4 million and $1.3 million in surface equipment, partially offset by increased downhole tools revenue of $1.3 million and $0.2 million in offshore rig equipment. Product revenues in the Eastern Hemisphere and the Asia-Pacific region decreased by $5.6 million and $2.1 million, respectively, partially offset by increased product revenues of $0.5 million in the Western Hemisphere. Our revenues continue to be negatively impacted by reduced global demand and customer drilling schedule delays. These negative impacts were attributable to both the COVID-19 pandemic and developments in the global oil markets. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand.

Service revenues decreased by approximately $3.2 million resulting mainly from decreased service revenues in the Western Hemisphere of $2.7 million, in the Eastern Hemisphere of $1.0 million, partially offset by increased service revenues of $0.5 million in the Asia-Pacific region. Lower service revenues in the Eastern Hemisphere and Western Hemisphere resulted primarily from developments in the global oil markets. Global travel restrictions resulting from the COVID-19 pandemic also impacted service revenue, especially in the Eastern Hemisphere. Increase in service revenues in Asia-Pacific is mainly due to customer specific increases in technical advisory services and maintenance requests.

Leasing revenues increased by approximately $0.8 million resulting mainly from increased leasing revenues in the Western Hemisphere of $0.5 million, in the Asia-Pacific region of $0.2 million and in the Eastern Hemisphere of $0.1 million. The majority of the increases are related to increased subsea rental tool utilization due to timing of customer drilling activity.

Cost of Sales.  Cost of sales decreased by $5.4 million, or approximately 8.1%, to $61.5 million for the three months ended June 30, 2021 from $66.9 million for the same period in 2020. The decrease in costs of sales were mainly in line with the decrease in revenue for the three months ended June 30, 2021. Cost of sales as a percentage of revenue increased to 76.2% and excluding a one-time expense related to the termination of our forge facility lease agreement with AFGlobal, decreased to 73.3% from 74.0% for the three months ended June 30, 2021 and 2020, respectively, as a result of savings from our business transformation activities.

Selling, General and Administrative Expenses.  For the three months ended June 30, 2021, selling, general and administrative expenses increased by $6.3 million, or 26.8% to $29.6 million from $23.3 million for the same period in 2020. This increase was attributable mainly to higher legal expenses in the current period related to costs incurred in connection with the FMC Technologies, Inc. lawsuit.

Engineering and Product Development Expenses.  For the three months ended June 30, 2021, engineering and product development expenses decreased by approximately $1.7 million, or 30.6%, to $3.7 million from $5.4 million for the same period in 2020. This decrease was attributable mainly to lower spend on research and development activities as we completed certain strategic projects.

Restructuring and Other Charges. For the three months ended June 30, 2021, the Company incurred additional costs under our existing 2018 global strategic plan primarily related to consulting fees of $1.0 million. We recorded restructuring and other charges of $1.6 million primarily related to the write-down of long-lived assets and consulting fees for the three months ended June 30, 2020.

(Gain) Loss on Sale of Assets.  For the three months ended June 30, 2021, loss on sale of assets was approximately $0.1 million. For the three months ended June 30, 2020, gain on sale of assets was $0.1 million.

Foreign Currency Transaction (Gains) and Losses.  Foreign exchange gain for the three months ended June 30, 2021, was $0.5 million as compared to a loss of $0.8 million for the same period in 2020.

Income Tax Provision.  Income tax provision for the three months ended June 30, 2021 was $4.4 million on a loss before taxes of $14.7 million, resulting in an effective tax rate of (30.1)%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in pre-tax income or loss in foreign jurisdictions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries. Income tax provision for the three months ended June 30, 2020 was $7.1 million on a loss before taxes of $7.1 million, resulting in an effective income tax rate of approximately (100.3)%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to tax benefits of the CARES Act, changes in the valuation allowances in the United States and in various foreign countries. The change in the effective tax rate between the periods was primarily a result of discretely recognized benefits of the CARES Act in 2020, changes in valuation allowances, and a mix of earnings in jurisdictions with differing tax rates.

Net Loss. Net loss was approximately $19.1 million for the three months ended June 30, 2021 as compared to a net loss of $14.1 million for the same period in 20120 for the reasons set forth above.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues.  Revenues decreased by $24.4 million, or approximately 13.1%, to $162.0 million for the six months ended June 30, 2021 from $186.4 million for the six months ended June 30, 2020. Product revenues decreased by approximately $19.3 million for the six months ended June 30, 2021 as compared to the same period in 2020 as a result of decreased revenues in subsea equipment of $21.2 million, in surface equipment of $1.9 million and in offshore rig equipment of $0.7 million, partially offset by increased downhole tools revenue of $4.5 million. Product revenues in the Eastern Hemisphere and Western Hemisphere decreased by $17.1 million and $3.1 million, respectively, partially offset by an increase of $0.9 million in the Asia-Pacific region. Our revenues continue to be negatively impacted by reduced global demand and customer drilling schedule delays. These negative impacts were attributable to both the COVID-19 pandemic and developments in the global oil markets. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand.

Service revenues decreased by approximately $4.3 million resulting mainly from decreased service revenues in the Western Hemisphere of $3.2 million and in the Eastern Hemisphere of $2.6 million, partially offset by an increase in the Asia-Pacific region of $1.5 million. Lower service revenues in the Eastern Hemisphere and Western Hemisphere resulted primarily from COVID-19 disruptions and developments in the global oil markets. Global travel restrictions also impacted service revenue, especially in the Eastern Hemisphere. Increase in service revenues in Asia-Pacific is mainly due to customer specific increases in technical advisory services and maintenance requests.

Leasing revenues decreased by approximately $0.8 million resulting mainly from decreased leasing revenues in the Eastern Hemisphere of $1.5 million, partially offset by increased leasing revenues in the Asia-Pacific region of $0.5 million and in the Western Hemisphere of $0.2 million. The majority of the decrease in the Eastern Hemisphere is related to decreased subsea rental tool utilization due to timing of customer drilling activity and COVID-19 related travel restrictions. Increase in leasing revenues in the Western Hemisphere and the Asia-Pacific region were due to customer specific increases in rental tool utilization.

Cost of Sales.  Cost of sales decreased by $20.1 million, or approximately 14.5%, to $118.3 million for the six months ended June 30, 2021 from $138.4 million for the same period in 2020. The decrease in cost of sales were mainly in line with the decrease in revenue for the six months ended June 30, 2021. Cost of sales as a percentage of revenue was 73.0% and excluding a one-time expense related to the termination of our forge facility lease agreement with AFGlobal, decreased to 71.6% from 74.2% for the six months ended June 30, 2021 and 2020, respectively, as a result of savings from our business transformation activities.

Selling, General and Administrative Expenses.  For the six months ended June 30, 2021, selling, general and administrative expenses increased by $11.2 million, or approximately 23.3% to $59.2 million from $48.0 million for the same period in 2020. This increase was attributable mainly to higher legal expenses in the current period related to costs incurred in connection with the FMC Technologies, Inc. lawsuit and an importation tax settlement under a Brazilian tax amnesty program introduced in the first quarter of 2021.

Engineering and Product Development Expenses.  For the six months ended June 30, 2021, engineering and product development expenses decreased by approximately $3.1 million, or 28.7%, to $7.8 million from $10.9 million for the same period in 2020. This decrease was attributable mainly to lower spend on research and development activities as we completed certain strategic projects.

Restructuring and Other Charges.  For the six months ended June 30, 2021, the Company incurred additional costs under our existing 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we exited certain underperforming countries and markets and shifted from manufacturing in-house to a vendor sourcing model which resulted in non-cash inventory write downs of $19.3 million, severance charges of $2.7 million and other charges of $4.0 million, consisting of facilities-related market exit costs and consulting fees. As a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in the global oil markets, we recorded inventory write-downs, severance charges, long-lived asset write-downs and other charges of $34.3 million during the six months ended June 30, 2020.

Gain on Sale of Assets.  For the six months ended June 30, 2021, gain on sale of assets was approximately $3.9 million, primarily related to the sale of two of our buildings in Singapore. For the six months ended June 30, 2020, gain on sale of assets was $0.6 million, which consisted primarily of the sale of our TIW Oklahoma facility.

Foreign Currency Transaction (Gains) and Losses.  Foreign exchange loss for the six months ended June 30, 2021, was $0.9 million as compared to a gain of $2.4 million for the same period in 2020.

Income Tax Provision (Benefit).  Income tax provision for the six months ended June 30, 2021 was $6.8 million on a loss before taxes of $46.6 million, resulting in an effective tax rate of (14.6)%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in pre-tax income or loss in foreign jurisdictions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries. Income tax benefit for the six months ended June 30, 2020 was $14.5 million on a loss before taxes of $48.4 million, resulting in an effective income tax rate of approximately 30.0%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to tax benefits of the CARES Act, changes in the valuation allowances in the United States and in various foreign countries. The change in the effective tax rate between the periods was primarily a result of discretely recognized benefits of the CARES Act in 2020, changes in valuation allowances and a mix of earnings in jurisdictions with differing tax rates.

Net Loss.  Net loss was approximately $53.4 million for the six months ended June 30, 2021 as compared to a net loss of $33.8 million for the same period in 2020 for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(19,067)	$(14,142)	$(53,425)	$(33,840)
Add:
Interest (income) expense, net	(4)	(444)	386	(1,459)
Income tax provision (benefit)	4,407	7,081	6,793	(14,528)
Depreciation and amortization expense	7,343	7,940	14,759	16,813
Impairments	-	-	-	7,719
Restructuring and other charges (2)	7,250	1,587	30,820	34,300
(Gain) loss on sale of assets	82	(85)	(3,873)	(552)
Foreign currency transaction (gains) and losses	(475)	817	899	(2,425)
Stock compensation expense	3,079	3,282	6,265	6,458
Brazilian amnesty settlement	-	-	1,787	-
Adjusted EBITDA (1)	$2,615	$6,036	$4,411	$12,486

(1)  Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.
(2)  Restructuring and other charges include legal expenses related to the FMC Technologies, Inc. lawsuit. These legal expenses are included in "Sellling, general and administrative" in our condensed consolidated statements of income (loss) for the three and six months ended June 30, 2021 and 2020 (in thousands).

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Six months ended June 30,
	2021	2020
	(In thousands)
Operating activities	$24,415	$(18,191)
Investing activities	325	(5,180)
Financing activities	(77)	(25,129)
	24,663	(48,500)
Effect of exchange rate changes on cash activities	(137)	(4,638)
Increase (decrease) in cash and cash equivalents	$24,526	$(53,138)

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

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. The Company’s principal source of funds is cash flows from operations. As of June 30, 2021, the Company had approximately $370.5 million of cash and cash equivalents on hand and an availability of $25.1 million under the ABL Credit Facility.

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

Net cash provided by operating activities for the six months ended June 30, 2021 was $24.4 million as compared to net cash used in operating activities of $18.2 million for the six months ended June 30, 2020. The $42.6 million net change is primarily due to increased cash flow resulting from changes in operating assets and liabilities of $84.8 million. This was partially offset by $22.6 million of non-cash movements which included decreases in items such as impairments, restructuring and other charges, and an increase in net loss of $19.6 million.

The change in operating assets and liabilities for the six months ended June 30, 2021 resulted in a $84.8 million increase in cash as compared to the change in operating assets and liabilities for the six months ended June 30, 2020. The $37.8 million decrease in prepaids and other assets was primarily due to receipt of tax receivables. Trade receivables decreased by $26.5 million primarily due to our continued focus on global cash collections by improving our invoicing cycle time and increasing collection efforts across all business units. The decrease in inventory of $21.2 million was mainly related to our focus on inventory management and consumption during the year. The increase in accounts payable and accrued expenses of $3.9 million was mainly related to the reinstatement of our short-term incentive plan in 2021. These were partially offset by an increase in unbilled receivables by $4.6 million mainly due to the timing difference on our milestone billing and progress on the projects that are accounted for on an over time basis.

The change in investing cash flows for the six months ended June 30, 2021 resulted in a $0.3 million increase in cash primarily due to the sale of two of our buildings in Singapore for $5.9 million, partially offset by capital expenditure spend by the Company. Capital expenditures by the Company were $5.6 million and $8.3 million for the six months ended June 30, 2021 and 2020, respectively. Capital expenditures for the six months ended June 30, 2021 were $2.6 million for machinery and equipment related to our global strategic program which includes consolidation of our manufacturing facilities from the Eastern Hemisphere to the Western Hemisphere, $2.1 million for rental tools to support our current and recently developed products and $0.9 million for other capital expenditures. Capital expenditures for the six months ended June 30, 2020 were $2.5 million for machinery and equipment, $3.6 million for rental tools, and $2.2 million for other capital expenditures. We constantly review capital expenditure needs to ensure these are justified expenditures.

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

For the three and six months ended June 30, 2021, the Company purchased no shares under the share repurchase plan.

For the six months ended June 30, 2020, the Company purchased 808,389 shares under the share repurchase plan at an average price of approximately $30.91 per share totaling approximately $25.0 million and has retired such shares.

Asset Backed Loan (ABL) Credit Facility

As of June 30, 2021, the availability under the ABL Credit Facility was $25.1 million, after taking into account the outstanding letters of credit of approximately $7.4 million issued under the facility. For additional information on the ABL Credit Facility, see "Asset Backed Loan (ABL) Credit Facility", Note 9 to the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting policies. During the six months ended June 30, 2021, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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

The Company experienced a foreign currency pre-tax gain of approximately $0.5 million and a pre-tax loss of approximately $0.9 million, respectively, during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company experienced a foreign currency pre-tax loss of approximately $0.8 million and a pre-tax gain of approximately $2.4 million, respectively.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4.        Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings

For a description of the Company’s legal proceedings, see “Contingencies,” Note 12 to the Notes to Condensed Consolidated Financial Statements.

Item 1A.      Risk Factors

This section augments and updates certain risk factors disclosed under “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020. The following risk factor supplement the corresponding risks described in the Annual Report and should be read together with the other risk factors disclosed in the Annual Report.

Risks Related to COVID-19

The outbreak of COVID-19 and developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our customers, suppliers and other counterparties.

The outbreak of COVID-19 and the responses of governmental authorities, companies and individuals across the world to stem the spread of the virus significantly reduced global economic activity.

Although the demand and price of crude oil has improved as COVID-19 vaccines have become more widely deployed and available worldwide, any prolonged recovery from the negative effects of COVID-19 on economic and business prospects across the world may negatively impact crude oil prices and the demand for our products, and could have significant adverse consequences to our financial condition and the financial condition of our customers, suppliers and other counterparties.

The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition, results of operation and liquidity will depend largely on the pace and level of the recovery from the pandemic and whether overall economic activity returns to pre-pandemic levels, all of which are uncertain and cannot be predicted with certainty at this time.

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

DRIL-QUIP, INC.

Date: July 29, 2021	BY:	/s/ Raj Kumar
Raj Kumar,
Vice President – Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)