Form 10-Q
period 2021-09-30
DRIL-QUIP INC
filed 2021-10-28
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of October 25, 2021, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,385,885.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$375,172	$345,955
Trade receivables, net	102,715	116,202
Unbilled receivables	114,357	140,318
Inventories, net	194,720	212,536
Prepaids and other current assets	40,307	48,182
Total current assets	827,271	863,193
Operating lease right of use assets	5,284	6,962
Property, plant and equipment, net	224,676	234,823
Deferred income taxes	5,965	5,768
Intangible assets	27,137	29,434
Other assets	3,404	10,992
Total assets	$1,093,737	$1,151,172
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,007	$37,424
Accrued income taxes	1,687	4,343
Contract liabilities	5,585	11,339
Accrued compensation	7,414	5,015
Operating lease liabilities	881	1,110
Other accrued liabilities	36,252	26,281
Total current liabilities	91,826	85,512
Deferred income taxes	6,194	6,779
Income tax payable	9,525	9,383
Operating lease liabilities, long-term	4,414	5,845
Other long-term liabilities	2,001	2,125
Total liabilities	113,960	109,644
Contingencies (Note 12)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 35,385,885 and 35,417,712 shares issued and outstanding at September 30, 2021 and December 31, 2020	363	363
Additional paid-in capital	75,154	65,613
Retained earnings	1,059,563	1,125,263
Accumulated other comprehensive losses	(155,303)	(149,711)
Total stockholders' equity	979,777	1,041,528
Total liabilities and stockholders' equity	$1,093,737	$1,151,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Revenues:
Products	$53,622	$66,451	$165,066	$197,142
Services	19,560	17,778	54,763	57,342
Leasing	9,815	7,066	25,204	23,255
Total revenues	82,997	91,295	245,033	277,739
Cost and expenses:
Cost of sales:
Products	48,120	50,550	133,243	153,926
Services	7,020	9,125	24,687	28,035
Leasing	7,694	7,536	23,229	23,591
Total cost of sales	62,834	67,211	181,159	205,552
Selling, general and administrative	25,265	20,843	84,416	68,832
Engineering and product development	3,510	3,983	11,270	14,882
Impairments	-	-	-	7,719
Restructuring and other charges	-	602	26,020	34,902
(Gain) loss on sale of assets	(13)	14	(3,886)	(538)
Foreign currency transaction (gains) and losses	(1,663)	746	(764)	(1,679)
Total costs and expenses	89,933	93,399	298,215	329,670
Operating loss	(6,936)	(2,104)	(53,182)	(51,931)
Interest income	188	188	300	2,047
Interest expense	(94)	(138)	(592)	(538)
Loss before income taxes	(6,842)	(2,054)	(53,474)	(50,422)
Income tax provision (benefit)	4,301	(16,380)	11,094	(30,908)
Net income (loss)	$(11,143)	$14,326	$(64,568)	$(19,514)
Income (loss) per common share:
Basic	$(0.31)	$0.41	$(1.82)	$(0.55)
Diluted	$(0.31)	$0.41	$(1.82)	$(0.55)
Weighted average common shares outstanding:
Basic	35,387	35,049	35,386	35,255
Diluted	35,387	35,249	35,386	35,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss)	$(11,143)	$14,326	$(64,568)	$(19,514)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,548)	4,845	(5,592)	(18,086)
Total comprehensive income (loss)	$(17,691)	$19,171	$(70,160)	$(37,600)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,
	2021	2020
	(In thousands)
Operating activities
Net loss	$(64,568)	$(19,514)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,658	24,721
Stock-based compensation expense	9,541	9,461
Impairments	-	7,719
Restructuring and other charges	22,465	34,902
Gain on sale of assets	(3,886)	(538)
Deferred income taxes	(993)	(2,116)
Changes in operating assets and liabilities:
Trade receivables, net	11,632	8,705
Unbilled receivables	25,961	(4,815)
Inventories, net	(6,680)	(38,475)
Prepaids and other assets	14,706	(23,185)
Accounts payable and accrued expenses	2,902	(1,169)
Other, net	-	2
Net cash provided by (used in) operating activities	33,738	(4,302)
Investing activities
Purchase of property, plant and equipment	(7,928)	(10,243)
Proceeds from sale of equipment	5,967	3,646
Net cash used in investing activities	(1,961)	(6,597)
Financing activities
Repurchase of common shares	(1,132)	(25,000)
Other	(113)	(176)
Net cash used in financing activities	(1,245)	(25,176)
Effect of exchange rate changes on cash activities	(1,315)	(3,700)
Increase (decrease) in cash and cash equivalents	29,217	(39,775)
Cash and cash equivalents at beginning of period	345,955	398,946
Cash and cash equivalents at end of period	$375,172	$359,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at July 1, 2021	$363	$71,878	$1,071,838	$(148,755)	$995,324
Foreign currency translation adjustment	-	-	-	(6,548)	(6,548)
Net loss	-	-	(11,143)	-	(11,143)
Comprehensive loss					(17,691)
Repurchase of common stock (45,225 shares)	-	-	(1,132)	-	(1,132)
Stock option expense	-	3,276	-	-	3,276
Balance at September 30, 2021	$363	$75,154	$1,059,563	$(155,303)	$979,777

Balance at January 1, 2021	$363	$65,613	$1,125,263	$(149,711)	$1,041,528
Foreign currency translation adjustment	-	-	-	(5,592)	(5,592)
Net loss	-	-	(64,568)	-	(64,568)
Comprehensive loss	-	-	-	-	(70,160)
Repurchase of common stock (45,225 shares)	-	-	(1,132)		(1,132)
Stock option expense	-	9,541	-	-	9,541
Balance at September 30, 2021	$363	$75,154	$1,059,563	$(155,303)	$979,777

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at July 1, 2020	$363	$59,327	$1,122,191	$(166,494)	$1,015,387
Foreign currency translation adjustment	-	-	-	4,845	4,845
Net income	-	-	14,326	-	14,326
Comprehensive income					19,171
Stock option expense	-	3,004	-	-	3,004
Balance at September 30, 2020	$363	$62,331	$1,136,517	$(161,649)	$1,037,562

Balance at January 1, 2020	$371	$52,870	$1,181,023	$(143,563)	$1,090,701
Foreign currency translation adjustment	-	-		(18,086)	(18,086)
Net loss	-	-	(19,514)	-	(19,514)
Comprehensive loss					(37,600)
Repurchase of common stock (808,389 shares)	(8)	-	(24,992)	-	(25,000)
Stock option expense	-	9,461	-	-	9,461
Balance at September 30, 2020	$363	$62,331	$1,136,517	$(161,649)	$1,037,562

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements as of that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of September 30, 2021 and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and cash flows for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

We are continuing to experience effects resulting from the COVID-19 pandemic, albeit to a lesser degree as compared to 2020. Increased availability of the COVID-19 vaccine to the general population has resulted in a lower rate of new infections, hospitalizations and deaths in the current quarter, as compared to 2020. Although the downward trend is encouraging, the potential emergence and spread of new COVID-19 variants adds uncertainty for an economic recovery. The effect of the pandemic and the actions and changes in consumer behavior resulting from the pandemic continue to impact our business and have significantly reduced global economic activity and global demand for oil and gas, despite marginal improvements in the current quarter. Effects of the pandemic are also seen in our supply chain as a result of logistics bottlenecks which are resulting in increased transportation costs. We continue to experience delayed recovery in 2021 as the market continues to be volatile and challenging. The extent of the impact of the pandemic, including economic impacts that may persist following the widespread global deployment of vaccines and the fluctuations in demand for oil on our operational and financial performance will depend on future developments, which are uncertain and cannot be predicted. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

2. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition and asset recoverability tests and inventories.

Revenue Recognition

The Company generates revenues through the sale of products, the sale of services and the leasing of running tools. The Company normally negotiates contracts for products, including those accounted for under the over-time method, rental tools and services separately. Modifications to the scope and price of sales contracts may occur in the form of variations and change orders. For all product sales, it is the customer’s decision as to the timing of the product installation, as well as whether Dril-Quip running tools will be purchased or rented. Furthermore, the customer is under no obligation to utilize the Company’s technical advisory assistance services. The customer may instead choose to use a third party or its own personnel.

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

Based on the initial 5-year term of the lease agreement, the Company had straight-lined the total anticipated lease revenue for that initial term into equal monthly lease revenue. As a result of the lease termination, the Company has approximately $2.3 million in unbilled revenue that was expensed in second quarter of 2021. Leasing revenue from renting this facility that was not recognized due to the termination of the lease agreement was approximately $0.5 million and $1.0 million for the three and nine months ended September 30, 2021, respectively. The Company has numerous other forging suppliers and does not expect any disruptions in forging supply as a result of the lease termination.

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

Restructuring and Other Charges

During the first half of 2021, the Company incurred additional costs under our existing 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we exited certain underperforming countries and markets and shifted from manufacturing in-house to a vendor sourcing model. The Company has concluded its 2018 global strategic plan and did not incur any additional costs in the third quarter of 2021. During the first half of 2020, the overall offshore market conditions declined as a result of the COVID-19 pandemic and developments in global oil markets. As such, we incurred additional costs under our existing 2018 global strategic plan to realign our manufacturing facilities globally. These charges are reflected as "Restructuring and other charges" in our condensed consolidated statements of income (loss).

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

For the three and nine months ended September 30, 2021, the Company purchased 45,225 shares under the share repurchase plan at an average price of approximately $25.02 per share totaling approximately $1.1 million and has retired such shares.

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

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Weighted average common shares outstanding – basic	35,387	35,049	35,386	35,255
Dilutive effect of common stock awards	-	200	-	-
Weighted average common shares outstanding – diluted	35,387	35,249	35,386	35,255

For the three and nine months ended September 30, 2021 and 2020, the Company has excluded the following common stock options and awards because their impact on the income/(loss) per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Director stock awards	63	-	60	45
Stock options	54	-	56	122
Performance share units	323	9	328	276
Restricted stock awards	477	7	479	326

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

4. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Three months ended September 30,
	Western Hemisphere		Eastern Hemisphere		Asia- Pacific		Total
	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)
Product Revenues	$37,612	$36,095	$10,217	$13,377	$5,793	$16,979	$53,622	$66,451
Service Revenues	12,872	10,974	2,458	3,689	4,230	3,115	19,560	17,778
Total	$50,484	$47,069	$12,675	$17,066	$10,023	$20,094	$73,182	$84,229

	Nine months ended September 30,
	Western Hemisphere		Eastern Hemisphere		Asia- Pacific		Total
	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)
Product Revenues	$112,787	$114,364	$25,505	$45,772	$26,774	$37,006	$165,066	$197,142
Service Revenues	33,813	35,094	7,748	11,620	13,202	10,628	54,763	57,342
Total	$146,600	$149,458	$33,253	$57,392	$39,976	$47,634	$219,829	$254,484

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2020	$135,973
Additions	72,185
Transfers to Trade Receivables, Net	(97,722)
Contract Assets at September 30, 2021	$110,436

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2020	$10,815
Additions	21,160
Revenue Recognized	(26,627)
Contract Liabilities at September 30, 2021	$5,348

Contract assets include unbilled accounts receivable associated with contracts accounted for under the over-time accounting method which were approximately $65.0 million and $98.2 million at September 30, 2021 and December 31, 2020, respectively. Unbilled contract assets are transferred to trade receivables, net, when the rights become unconditional. The contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of September 30, 2021.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over-time product lines was $39.5 million as of September 30, 2021. The Company expects to recognize revenue on approximately 89.9% of the remaining performance obligations over the next 12 months and the remaining 10.1% thereafter.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

5. Stock-Based Compensation and Stock Awards

During the three and nine months ended September 30, 2021, the Company recognized approximately $3.3 million and $9.5 million, respectively, of stock-based compensation expense. Stock-based compensation is included in "Selling, general and administrative" in our accompanying condensed consolidated statements of income (loss) and "Additional paid-in capital" in our accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2020, the Company recognized approximately $3.0 million and $9.5 million, respectively of stock-based compensation expense.

6. Inventories, net

Inventories consist of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Raw materials and supplies	$28,612	$32,833
Work in progress	42,278	44,924
Finished goods	215,640	216,928
	286,530	294,685
Less: allowance for slow moving and excess inventory	(91,810)	(82,149)
Total inventory	$194,720	$212,536

7. Impairment, Restructuring and Other Charges

Restructuring and Other Charges

During the nine months ended September 30, 2021, the Company incurred additional costs under our existing 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we exited certain underperforming countries and markets and shifted from manufacturing in-house to a vendor sourcing model. The Company has concluded its 2018 global strategic plan and did not incur any additional costs during the three months ended September 30, 2021.

As a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in global oil markets, which triggered historically low crude oil prices and decreases in our customers’ capital budgets, we incurred additional costs under our 2018 global strategic plan primarily focused on workforce reductions and the reorganization of certain facilities during the three and nine months ended September 30, 2020.

The following table summarizes the components of charges included in "Restructuring and other charges" in our condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Inventory write-down	$-	$-	$19,251	$17,272
Severance	-	-	2,745	8,399
Long-lived asset write-down	-	-	-	7,854
Other	-	602	4,024	1,377
	$-	$602	$26,020	$34,902

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges as of September 30, 2021 (in thousands):

Total
Beginning balance at January 1, 2021	$1,146
Additions for costs expensed	5,768
Reductions for payments	(2,554)
Other	(2)
Ending balance at September 30, 2021	$4,358

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

8. Intangible Assets

Intangible assets, the majority of which were acquired in the acquisition of TIW and OPT, consist of the following:

		September 30, 2021
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,257	$(1,442)	$(28)	$6,787
Patents	15 - 30 years	6,058	(3,179)	(1)	2,878
Customer relationships	5 - 15 years	26,078	(8,678)	(49)	17,351
Organizational costs	3 years	185	(61)	(3)	121
		$40,578	$(13,360)	$(81)	$27,137

		December 31, 2020
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,238	$(1,033)	$(5)	$7,200
Patents	15 - 30 years	6,054	(2,715)	(2)	3,337
Customer relationships	5 - 15 years	25,966	(7,304)	65	18,727
Organizational costs	3 years	179	(15)	6	170
		$40,437	$(11,067)	$64	$29,434

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

The ABL Credit Facility contains various covenants and restrictive provisions that limit the Company’s ability to, among other things, (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions; and (5) engage in transactions with affiliates. The ABL Credit Facility also requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0, based on the ratio of EBITDA (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If the Company fails to perform its obligations under the agreement that results in an event of default, the commitments under the ABL Credit Facility could be terminated and any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable. The ABL Credit Facility also contains cross default provisions that apply to the Company’s other indebtedness. The Company is in compliance with the related covenants as of September 30, 2021.

As of September 30, 2021, the availability under the ABL Credit Facility was $31.1 million, after taking into account the outstanding letters of credit of approximately $7.2 million issued under the facility.

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

Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

	Three months ended September 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)
Revenues
Products
Point in Time	$22,692	$16,937	$6,276	$8,033	$3,953	$7,776	$-	$-	$32,921	$32,746
Over-Time	14,920	19,158	3,941	5,344	1,840	9,203	-	-	20,701	33,705
Total Products	37,612	36,095	10,217	13,377	5,793	16,979	-	-	53,622	66,451
Services
Technical Advisory	10,814	8,317	2,038	2,285	3,629	2,402	-	-	16,481	13,004
Reconditioning	2,058	2,657	420	1,404	601	713	-	-	3,079	4,774
Total Services (excluding rental tools)	12,872	10,974	2,458	3,689	4,230	3,115	-	-	19,560	17,778
Leasing	6,627	5,384	1,564	1,970	1,624	(288)	-	-	9,815	7,066
Total Services (including rental tools)	19,499	16,358	4,022	5,659	5,854	2,827	-	-	29,375	24,844
Intercompany	4,029	3,060	920	1,006	576	4,329		-	5,525	8,395
Eliminations	-	-	-	-	-	-	(5,525)	(8,395)	(5,525)	(8,395)
Total Revenues	$61,140	$55,513	$15,159	$20,042	$12,223	$24,135	$(5,525)	$(8,395)	$82,997	$91,295
Depreciation and amortization	$4,736	$4,831	$1,044	$882	$1,194	$1,265	$925	$930	$7,899	$7,908
Income (loss) before income taxes	$8,417	$3,339	$(1,273)	$3,255	$2,002	$5,396	$(15,988)	$(14,044)	$(6,842)	$(2,054)

During the three months ended September 30, 2021, the Company did not incur any additional restructuring and other charges. During the three months ended September 30, 2020, we recorded restructuring and other charges of $0.6 million, consisting primarily of consulting fees in DQ Corporate.

	Nine months ended September 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)
Revenues
Products
Point in Time	$76,927	$54,774	$17,086	$23,834	$19,420	$20,516	$-	$-	$113,433	$99,124
Over-Time	35,860	59,590	8,419	21,938	7,354	16,490	-	-	51,633	98,018
Total Products	112,787	114,364	25,505	45,772	26,774	37,006	-	-	165,066	197,142
Services
Technical Advisory	26,916	26,169	6,058	7,718	11,603	8,629	-	-	44,577	42,516
Reconditioning	6,897	8,925	1,690	3,902	1,599	1,999	-	-	10,186	14,826
Total Services (excluding rental tools)	33,813	35,094	7,748	11,620	13,202	10,628	-	-	54,763	57,342
Leasing	15,297	13,819	4,635	6,544	5,272	2,892	-	-	25,204	23,255
Total Services (including rental tools)	49,110	48,913	12,383	18,164	18,474	13,520	-	-	79,967	80,597
Intercompany	8,807	8,691	1,558	2,026	8,875	9,998	-	-	19,240	20,715
Eliminations	-	-	-	-	-	-	(19,240)	(20,715)	(19,240)	(20,715)
Total	$170,704	$171,968	$39,446	$65,962	$54,123	$60,524	$(19,240)	$(20,715)	$245,033	$277,739
Depreciation and amortization	$13,291	$15,254	$3,021	$2,808	$3,576	$3,859	$2,770	$2,800	$22,658	$24,721
Income (loss) before income taxes	$(13,136)	$16,516	$(583)	$(27,415)	$17,540	$12,580	$(57,295)	$(52,103)	$(53,474)	$(50,422)

During the nine months ended September 30, 2021, we recorded $26.0 million of restructuring and other charges. These charges were related to non-cash inventory write downs, severance charges and other charges, primarily consisting of facilities restructuring exit costs and consulting fees. Of these charges, $21.0 million was recorded in the Western Hemisphere, $1.6 million in the Eastern Hemisphere and $3.4 million in DQ Corporate. During the nine months ended September 30, 2020, we recorded impairments, restructuring and other charges of $42.6 million. Of these charges, $32.1 million was recorded in the Eastern Hemisphere, $3.2 million in the Western Hemisphere, $7.1 million in DQ Corporate and $0.2 million in Asia-Pacific.

	September 30, 2021	December 31, 2020
	(In thousands)
Total long-lived assets:
Western Hemisphere	$335,900	$350,577
Eastern Hemisphere	222,057	222,741
Asia-Pacific	62,448	68,600
Eliminations	(353,939)	(353,939)
Total	$266,466	$287,979

Total assets:
Western Hemisphere	$720,191	$769,649
Eastern Hemisphere	793,426	779,147
Asia-Pacific	195,085	186,808
Eliminations	(614,965)	(584,432)
Total	$1,093,737	$1,151,172

As of September 30, 2021, we had $19.1 million of non-cash inventory write-downs in the Western Hemisphere and $0.2 million in the Eastern Hemisphere as we shifted from the manufacturing of our downhole tools products business to a vendor outsourcing model. During 2020, we wrote down $25.5 million related to inventory and long-lived assets balances, with $22.3 million recorded in the Eastern Hemisphere and $3.2 million in the Western Hemisphere. We also recorded a full impairment of our goodwill balance of $7.7 million during the first quarter of 2020, all of which was in the Eastern Hemisphere.

11. Income Tax

The effective tax rate for the three and nine months ended September 30, 2021 was (62.9)% and (20.7)%, respectively, compared to 797.5% and 61.3%, respectively, for the same period in 2020. The change in the effective tax rate between the periods resulted primarily from discretely recognized tax benefits of Net Operating Losses (“NOLs”) in 2020 due to the Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”), changes in income or loss earned in foreign jurisdictions, changes in valuation allowances in the United States, changes in nondeductible compensation and the mix of earnings in jurisdictions with differing tax rates.

We have historically considered the majority of undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested, and, accordingly, no deferred taxes had been provided on the indefinitely reinvested earnings. As of June 30, 2020, the Company reversed its indefinite reinvestment assertion. As a result, we recorded a deferred foreign tax liability, which had a balance of $3.3 million as of September 30, 2021, and is primarily related to estimated foreign withholding tax associated with repatriating all non-U.S. earnings back to the United States.

The Company is subject to ongoing tax authority examinations in various jurisdictions in which it operates. The Company reviews its accrual for uncertain tax positions at each reporting period and updates positions based on available information.

12. Contingencies

Brazilian Tax Issue

From 2002 to 2007, the Company’s Brazilian subsidiary imported goods through, and paid taxes on such imports to, the State of Espirito Santo in Brazil. Upon the final sale of these goods, the Company’s Brazilian subsidiary collected taxes from customers and remitted them to the State of Rio de Janeiro net of the taxes paid on importation of those goods to the State of Espirito Santo in accordance with the Company’s understanding of Brazilian tax laws. In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with two assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo on the importation of goods from July 2005 to October 2007. The Company's Brazilian subsidiary objected to these assessments and filed appeals with a State of Rio de Janeiro judicial court to annul both of these tax assessments.

In the first quarter of 2021, the relevant governmental agencies of the State of Rio de Janeiro authorized an amnesty program with interest discounts and reduced fines. The Company’s Brazilian subsidiary elected to participate in this amnesty program and recorded the settlement amount of approximately $2.1 million as of March 31, 2021. As a result of settling these tax assessments with the relevant governmental agencies pursuant to the amnesty program, the security amounts previously deposited with the court totaling approximately $6 million at current exchange rates were returned to our Brazilian subsidiary during the second and third quarter of 2021.

FMC Technologies Lawsuit

On October 5, 2020, FMC Technologies, Inc. (“FMC”) sued the Company alleging misappropriation of trade secrets and sought money damages and injunctive relief in the 127th District Court of Harris County in an action styled FMC Technologies, Inc. v. Richard Murphy and Dril-Quip, Inc., Cause No. 2020-63081. FMC alleged that its former employee communicated FMC trade secrets to the Company and the Company used those trade secrets in its VXTe subsea tree systems. On April 29, 2021, the jury returned a verdict in favor of the Company. FMC filed a notice of appeal on August 20, 2021. The Company intends to continue its vigorous defense of this matter on appeal.

General

The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and is dependent on the condition of the oil and gas industry. Additionally, certain of the Company’s products are used in potentially hazardous drilling, completion, and production applications that can cause personal injury, property damage and environmental claims. Although exposure to such risks have not resulted in any significant problems for the Company in the past, ongoing exposure to these risks and future developments could adversely impact the Company in the future.

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

The COVID-19 pandemic continues to have a global impact. Increased availability of the COVID-19 vaccine to the general population has resulted in a downward trend in the rate of new infections, hospitalizations and deaths. Although the downward trend is encouraging, emergence and spread of the new COVID-19 variants adds uncertainty to a potential economic recovery. The effect of the pandemic and the actions and changes in consumer behavior continue to impact our business and have significantly reduced global economic activity and demand for oil and gas. The pandemic has also affected our supply chain as a result of logistics bottlenecks and increased transportation costs. We continue to experience delayed recovery in 2021 as the market continues to be volatile and challenging. We actively review our global production plans with our supply chain and manufacturing groups have adopted contingency plans where possible to minimize the impact of these COVID-19 related disruptions. However, the potential emergence and spread of new COVID-19 variants adds uncertainty to future economic recovery.

Although oil prices have started to stabilize during 2021, the extent of the impact of the pandemic, including economic impacts that may persist following the widespread deployment of vaccines and the uncertainty in the sustainability of current oil prices on our operational and financial performance will depend on future developments. An extended period of economic disruption and uncertain conditions in the oil and gas industry could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

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

The Company took advantage of the Payroll Tax Deferral provided by the CARES Act in 2020. The Payroll Tax Deferral allows the Company to defer the payment of the Company’s share of FICA taxes of 6.2%. As such, the Company was able to defer its share of FICA taxes for the period beginning March 27, 2020 and ending December 31, 2020. This resulted in approximately $2.9 million in FICA cash tax payments being deferred to 2021 and 2022. The CARES Act provided for the five-year carryback of Net Operating Losses (“NOLs”) generated in the 2018, 2019 and 2020 taxable years. The Company filed returns to carryback its NOLs to generate a refund of $31.0 million.

During 2020 and 2021, the Company also took advantage of job support schemes as they became available in Singapore, Australia, the U.K. and Denmark under which the governments introduced a plan to help businesses co-fund wages of workers to encourage employers to retain their workers. The Company has recorded an estimated benefit of $1.0 million through September 30, 2021.

All our facilities currently remain operational with staggered shifts which has impacted production output. We expect the constraints and limits imposed on our operations to slow or diminish our research and development activities and qualification activities with our customers. We do not believe that remote work arrangements have adversely affected our ability to maintain financial reporting systems, internal controls over financial reporting and disclosure controls and procedures. The Company has taken steps and adjusted its workforce to be in line with the current situation as we continue to monitor ongoing market conditions. The extent to which our future results are affected by these externalities will depend on various factors and circumstances beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of containing the virus and developments in the global oil markets. We believe the COVID-19 pandemic will continue to negatively impact oilfield activity for the majority of 2021 and possibly linger into 2022. Similarly, we expect that the uncertainty in the sustainability of current oil prices will continue to have a negative impact on oil and gas activities. In addition to this, COVID-19 and the associated depressed global economic conditions could also aggravate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, including leading to further material impairment charges.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended		Nine months ended
	September 30,		September 30,
Brent Crude Oil Price per Barrel	2021	2020	2021	2020
Low	$65.51	$38.53	$50.37	$9.12
High	78.85	46.01	78.85	70.25
Average	73.51	42.91	67.89	41.15
Closing	77.81	40.30	77.81	40.30

According to the October 2021 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $71 per barrel in 2021 and $72 per barrel in 2022, compared with an average of $41.69 per barrel in 2020. In its October 2021 Oil Market Report, the International Energy Agency projected global oil demand to grow by 5.5 million barrels per day in 2021 and 3.3 million barrels per day in 2022, after contracting by 8.7 million barrels per day in 2020.

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

Offshore Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the nine months ended September 30, 2021 and 2020. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Nine months ended September 30,
	2021		2020
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	56	40	56	46
Eastern Hemisphere	45	58	50	63
Asia-Pacific	30	252	36	261
Total	131	350	142	370

Source: IHS—Petrodata RigBase – September 30, 2021 and 2020

According to IHS-Petrodata RigBase, as of September 30, 2021, there were 480 contracted rigs for the Company’s geographic regions (133 floating rigs and 347 jack-up rigs), largely unchanged from the rig count of 479 rigs (132 floating rigs and 347 jack-up rigs) as of September 30, 2020.

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

The U.K.’s Financial Conduct Authority (FCA), which regulates LIBOR, intends to phase out LIBOR as a benchmark in new contracts by the end of 2021. The FCA has announced that 30 LIBOR settings (all non-US dollar tenors plus one-week and two-month US dollar LIBOR) will either cease or become non-representative after December 31, 2021. The remaining five US dollar LIBOR settings (overnight, one-month, three-month, six-month and 12-month US dollar LIBOR) will continue to be published on a representative basis until June 30, 2023. At the present time, the ABL Credit Facility has a term that does not extend beyond 2023, and borrowings under the ABL Credit Facility (as defined herein) bear interest at the Company’s option at either (i) the CB Floating Rate (as defined therein), calculated as the rate of interest publicly announced by JPMorgan Chase Bank, N.A., as its “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, with such CB Floating Rate not being less than Adjusted One Month LIBOR (as defined therein) or (ii) the Adjusted LIBOR (as defined therein), plus, in each case, an applicable margin. We have not yet pursued any technical amendment or other contractual alternative to address this matter. We are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at September 30, 2021 was approximately $179.0 million, compared to approximately $191.2 million at June 30, 2021, $196.7 million at March 30, 2021, and $195.7 million at December 31, 2020.

The following table represents the change in backlog for the three months ended September 30, 2021, June 30, 2021, March 31, 2021 and December 31, 2020:

	Three months ended
	September 30, 2021	June 30, 2021	March 30, 2021	December 31, 2020
	(In thousands)
Beginning Backlog	$191,190	$196,661	$195,650	$221,566
Bookings:
Product (1)	45,501	52,788	58,639	37,259
Service	19,560	17,536	17,667	18,235
Leasing	9,815	7,401	7,989	7,307
Cancellation/Revision adjustments	(3,783)	(3,427)	(1,048)	(2,014)
Translation adjustments	(274)	1,028	(997)	531
Total Bookings	70,819	75,326	82,250	61,318
Revenues:
Product	53,622	55,860	55,583	61,692
Service	19,560	17,536	17,667	18,235
Leasing	9,815	7,401	7,989	7,307
Total Revenue	82,997	80,797	81,239	87,234
Ending Backlog	$179,012	$191,190	$196,661	$195,650

(1) The backlog data shown above includes all bookings as of September 30, 2021, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $39.5 million as of September 30, 2021 within “Revenue Recognition”, Note 4 to the Notes to Condensed Consolidated Financial Statements.

Employees

As a result of worldwide reductions in workforce and natural attrition, the total number of employees as of September 30, 2021 were reduced to 1,347, of which 671 were located in the United States. The total number of the Company’s employees as of December 31, 2020 were 1,424, of which 729 were located in the United States. As of September 30, 2020, the total number of the Company's employees were 1,444, of which 748 were located in the United States.

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products. For the three months ended September 30, 2021 and 2020, the Company derived 64.6% and 72.8%, respectively, of its revenues from the sale of its products, 23.6% and 19.5%, respectively, of its revenue from services, and 11.8% and 7.7%, respectively, of its revenues from leasing. For the nine months ended September 30, 2021 and 2020, the Company derived 67.4% and 71.0%, respectively, of its revenues from the sale of its products, 22.3% and 20.6%, respectively, of its revenue from services, and 10.3% and 8.4%, respectively, of its revenues from leasing. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 64.5% and 66.7% of its revenues derived from foreign sales for the nine months ended September 30, 2021 and 2020, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 35.5% and 33.3% of the Company’s total revenues for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over-time basis. For the three months ended September 30, 2021, there were 29 projects representing approximately 24.9% of the Company's total revenues and approximately 38.6% of its product revenues that were accounted for using over-time accounting, compared to 50 projects for the three months ended September 30, 2020, which represented approximately 36.9% of the Company's total revenues and approximately 50.7% of its product revenues. For the nine months ended September 30, 2021, there were 45 projects representing approximately 21.1% of the Company's total revenues and approximately 31.3% of its product revenues that were accounted for using over-time accounting, compared to 55 projects for the nine months ended September 30, 2020, which represented approximately 35.3% of the Company's total revenues and approximately 49.7% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

Cost of Sales. The principal elements of cost of sales are labor, raw materials, manufacturing overhead, and application engineering expenses related to customized products. Cost of sales as a percentage of revenues is influenced by the product mix sold in any particular period, costs from projects accounted for under the over-time method, over/under manufacturing overhead absorption, pricing and market conditions. The Company’s costs related to its foreign operations do not significantly differ from its domestic costs.

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

Impairments. We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we could incur additional impairment charges related to the carrying value of our long-lived assets. There were no impairment charges recorded for the three months ended September 30, 2021.

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with our global strategic plan that was initiated in 2018 to better align our operations with market conditions. This plan continued in 2020 as a result of the COVID-19 pandemic and the developments in global oil markets. During 2021, we continued to incur restructuring charges under the global strategic plan as we exited from certain underperforming countries and markets and shifted from manufacturing in-house to a vendor outsourcing model. The Company concluded its 2018 global strategic plan and did not incur any additional costs during the three months ended September 30, 2021.

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

Results of Operations

The following table sets forth, for the periods indicated, certain condensed consolidated statements of income (loss) data expressed as a percentage of revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Products	64.6%	72.8%	67.4%	71.0%
Services	23.6	19.5	22.3	20.6
Leasing	11.8	7.7	10.3	8.4
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	58.0	55.4	54.4	55.4
Services	8.5	10.0	10.1	10.1
Leasing	9.3	8.3	9.5	8.5
Total cost of sales	75.8	73.7	74.0	74.0
Selling, general and administrative	30.4	22.8	34.5	24.8
Engineering and product development	4.2	4.4	4.6	5.4
Impairments	-	-	-	2.8
Restructuring and other charges	-	0.7	10.6	12.6
(Gain) loss on sale of assets	-	-	(1.6)	(0.2)
Foreign currency transaction (gains) and losses	(2.0)	0.8	(0.3)	(0.6)
Operating loss	(8.4)	(2.4)	(21.8)	(18.8)
Interest income	0.2	0.2	0.1	0.7
Interest expense	(0.1)	(0.2)	(0.2)	(0.2)
Loss before income taxes	(8.3)	(2.4)	(21.9)	(18.3)
Income tax provision (benefit)	5.2	(17.9)	4.5	(11.1)
Net income (loss)	(13.5)%	15.5%	(26.4)%	(7.2)%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In millions)
Revenues:
Products:
Subsea equipment	$37.2	$54.6	$115.3	$154.0
Surface equipment	4.1	4.5	10.0	12.2
Downhole tools	11.6	5.7	33.3	22.8
Offshore rig equipment	0.7	1.6	6.5	8.1
Total products	53.6	66.4	165.1	197.1
Services	19.6	17.8	54.7	57.3
Leasing	9.8	7.1	25.2	23.3
Total revenues	$83.0	$91.3	$245.0	$277.7

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues. Revenues decreased by $8.3 million, or approximately 9.1%, to $83.0 million for the three months ended September 30, 2021 from $91.3 million for the three months ended September 30, 2020. Product revenues decreased by approximately $12.8 million for the three months ended September 30, 2021 as compared to the same period in 2020 as a result of $17.4 million in decreased revenues in subsea equipment, $0.9 million in offshore rig equipment and $0.4 million in surface equipment, partially offset by increased downhole tools revenue of $5.9 million. Product revenues in the Asia-Pacific region and the Eastern Hemisphere decreased by $11.2 million and $3.1 million, respectively, partially offset by increased product revenues of $1.5 million in the Western Hemisphere. Although oil prices have started to stabilize during 2021, there is generally a delay in recovery of drilling activity in the offshore market. As such, our revenues continue to be negatively impacted by reduced global demand and customer drilling schedule delays. These negative impacts were attributable to both the COVID-19 pandemic and developments in the global oil markets. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over-time accounting method, market conditions and customer demand.

Service revenues increased by approximately $1.8 million resulting mainly from increase in service revenues in the Western Hemisphere of $1.9 million, in the Asia-Pacific region of $1.1 million, partially offset by decrease in service revenues of $1.2 million in the Eastern Hemisphere. Increase in service revenues in the Western Hemisphere and the Asia-Pacific region is mainly due to customer specific increases in technical advisory services and maintenance requests tied to drilling schedules. Lower service revenues in the Eastern Hemisphere resulted primarily from developments in the global oil markets. Global travel restrictions resulting from the COVID-19 pandemic also impacted service revenue, especially in the Eastern Hemisphere.

Leasing revenues increased by approximately $2.7 million resulting mainly from increased leasing revenues in the Asia-Pacific region of $1.9 million, in the Western Hemisphere of $1.2 million, partially offset by a decrease in leasing revenues of $0.4 million in the Eastern Hemisphere. The majority of the increases in the Asia-Pacific region and the Western Hemisphere are related to increased subsea rental tool utilization due to timing of customer drilling activity. The decrease in the Eastern Hemisphere is related to decreased subsea rental tool utilization due to timing of customer drilling activity and the COVID-19 related restrictions.

Cost of Sales. Cost of sales decreased by $4.4 million, or approximately 6.5%, to $62.8 million for the three months ended September 30, 2021 from $67.2 million for the same period in 2020. The decrease in costs of sales were mainly in line with the decrease in revenue for the three months ended September 30, 2021. Cost of sales as a percentage of revenue increased to 75.8% from 73.7% for the three months ended September 30, 2021 and 2020, respectively, primarily as a result of increases in manufacturing and freight costs.

Selling, General and Administrative Expenses. For the three months ended September 30, 2021, selling, general and administrative expenses increased by $4.4 million, or 21.2% to $25.3 million from $20.8 million for the same period in 2020. This increase was attributable mainly to higher legal expenses in the current period related to costs incurred in connection with the FMC Technologies, Inc. lawsuit, reinstatement of employee short-term incentive plan for the current year, consulting fees associated with our ongoing global strategic plan and administrative costs associated with the importation tax settlement under the Brazilian tax amnesty program.

Engineering and Product Development Expenses. For the three months ended September 30, 2021, engineering and product development expenses decreased by approximately $0.5 million, or 11.9%, to $3.5 million from $4.0 million for the same period in 2020. This decrease was attributable mainly to lower spend on research and development activities as we completed certain strategic projects.

Restructuring and Other Charges. For the three months ended September 30, 2021, the Company did not incur any additional costs as we concluded the 2018 global strategic plan. We recorded restructuring and other charges of $0.6 million primarily related to consulting fees for the three months ended September 30, 2020.

(Gain) Loss on Sale of Assets. For the three months ended September 30, 2021, and 2020, the gain or loss on sale of assets was deemed immaterial.

Foreign Currency Transaction (Gains) and Losses. Foreign exchange gain for the three months ended September 30, 2021, was $1.7 million as compared to a loss of $0.7 million for the same period in 2020.

Income Tax Provision (Benefit). Income tax provision for the three months ended September 30, 2021 was $4.3 million on a loss before taxes of $6.8 million, resulting in an effective tax rate of (62.9)%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in pre-tax income or loss in foreign jurisdictions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries. Income tax benefit for the three months ended September 30, 2020 was $16.4 million on a loss before taxes of $2.1 million, resulting in an effective income tax rate of approximately 797.5%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to tax benefits of the CARES Act, changes in the valuation allowances in the United States and in various foreign countries. The change in the effective tax rate between the periods was primarily a result of discretely recognized benefits of the CARES Act in 2020, changes in valuation allowances, and a mix of earnings in jurisdictions with differing tax rates.

Net Income (Loss). Net loss was approximately $11.1 million for the three months ended September 30, 2021 as compared to a net income of $14.3 million for the same period in 2020 for the reasons set forth above.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues. Revenues decreased by $32.7 million, or approximately 11.8%, to $245.0 million for the nine months ended September 30, 2021 from $277.7 million for the nine months ended September 30, 2020. Product revenues decreased by approximately $32.0 million for the nine months ended September 30, 2021 as compared to the same period in 2020 as a result of decreased revenues in subsea equipment of $38.7 million, in surface equipment of $2.2 million and in offshore rig equipment of $1.6 million, partially offset by increased downhole tools revenue of $10.5 million. Product revenues in the Eastern Hemisphere, the Asia-Pacific region and the Western Hemisphere decreased by $20.2 million, $10.2 million and $1.6 million, respectively. Although oil prices have started to stabilize during 2021, there is generally a delay in recovery of drilling activity in the offshore market. As such, our revenues continue to be negatively impacted by reduced global demand and customer drilling schedule delays. These negative impacts were attributable to both the COVID-19 pandemic and developments in the global oil markets. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over-time accounting method, market conditions and customer demand.

Service revenues decreased by approximately $2.6 million resulting mainly from decreased service revenues in the Eastern Hemisphere of $3.9 million and in the Western Hemisphere of $1.3 million, partially offset by an increase in the Asia-Pacific region of $2.6 million. Lower service revenues in the Eastern Hemisphere and Western Hemisphere resulted primarily from COVID-19 disruptions and developments in the global oil markets. Global travel restrictions also impacted service revenue, especially in the Eastern Hemisphere. Increase in service revenues in Asia-Pacific is mainly due to customer specific increases in technical advisory services and maintenance requests.

Leasing revenues increased by approximately $1.9 million resulting mainly from increased leasing revenues in the Asia-Pacific region of $2.4 million and in the Western Hemisphere of $1.4 million, partially offset by decreased leasing revenues in the Eastern Hemisphere of $1.9 million. Increase in leasing revenues in the Western Hemisphere and the Asia-Pacific region were due to customer specific increases in rental tool utilization. The majority of the decrease in the Eastern Hemisphere is related to decreased subsea rental tool utilization due to timing of customer drilling activity and COVID-19 related travel restrictions.

Cost of Sales. Cost of sales decreased by $24.4 million, or approximately 11.9%, to $181.2 million for the nine months ended September 30, 2021 from $205.6 million for the same period in 2020. The decrease in cost of sales were mainly in line with the decrease in revenue for the nine months ended September 30, 2021. Cost of sales as a percentage of revenue was largely unchanged at 74.0% and excluding a one-time expense related to the termination of our forge facility lease agreement with AFGlobal, decreased to 73.0% from 74.0% for the nine months ended September 30, 2021 and 2020, respectively, as a result of savings from our business transformation activities.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2021, selling, general and administrative expenses increased by $15.6 million, or approximately 22.6% to $84.4 million from $68.8 million for the same period in 2020. This increase was attributable mainly to higher legal expenses in the current period related to costs incurred in connection with the FMC Technologies, Inc. lawsuit, reinstatement of employee short-term incentive plan for the current year, an importation tax settlement under a Brazilian tax amnesty program introduced in the first quarter of 2021 and consulting fees associated with our ongoing global strategic plan.

Engineering and Product Development Expenses. For the nine months ended September 30, 2021, engineering and product development expenses decreased by approximately $3.6 million, or 24.3%, to $11.3 million from $14.9 million for the same period in 2020. This decrease was attributable mainly to lower spend on research and development activities as we completed certain strategic projects.

Restructuring and Other Charges. For the nine months ended September 30, 2021, the Company incurred additional costs under our existing 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we exited certain underperforming countries and markets and shifted from manufacturing in-house to a vendor sourcing model which resulted in non-cash inventory write downs of $19.3 million, severance charges of $2.7 million and other charges of $4.0 million, consisting of facilities-related market exit costs and consulting fees. The Company concluded its 2018 global strategic plan and did not incur any additional charges in the third quarter of 2021. As a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in the global oil markets, we recorded inventory write-downs, severance charges, long-lived asset write-downs and other charges of $34.9 million during the nine months ended September 30, 2020.

Gain on Sale of Assets. For the nine months ended September 30, 2021, gain on sale of assets was approximately $3.9 million, primarily related to the sale of two of our buildings in Singapore. For the nine months ended September 30, 2020, gain on sale of assets was $0.5 million, which consisted primarily of the sale of our TIW Oklahoma facility.

Foreign Currency Transaction Gains. Foreign exchange gain for the nine months ended September 30, 2021, was $0.8 million as compared to a gain of $1.7 million for the same period in 2020.

Income Tax Provision (Benefit). Income tax provision for the nine months ended September 30, 2021 was $11.1 million on a loss before taxes of $53.5 million, resulting in an effective tax rate of (20.7)%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in pre-tax income or loss in foreign jurisdictions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries. Income tax benefit for the nine months ended September 30, 2020 was $30.9 million on a loss before taxes of $50.4 million, resulting in an effective income tax rate of approximately 61.3%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to tax benefits of the CARES Act, changes in the valuation allowances in the United States and in various foreign countries. The change in the effective tax rate between the periods was primarily a result of discretely recognized benefits of the CARES Act in 2020, changes in valuation allowances and a mix of earnings in jurisdictions with differing tax rates.

Net Loss. Net loss was approximately $64.6 million for the nine months ended September 30, 2021 as compared to a net loss of $19.5 million for the same period in 2020 for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss)	$(11,143)	$14,326	$(64,568)	$(19,514)
Add:
Interest (income) expense, net	(94)	(50)	292	(1,509)
Income tax provision (benefit)	4,301	(16,380)	11,094	(30,908)
Depreciation and amortization expense	7,899	7,908	22,658	24,721
Impairments	-	-	-	7,719
Restructuring and other charges (2)	1,400	602	38,470	34,902
(Gain) loss on sale of assets	(13)	14	(3,886)	(538)
Foreign currency transaction (gains) and losses	(1,663)	746	(764)	(1,679)
Stock compensation expense	3,276	3,003	9,541	9,461
Brazilian amnesty settlement	-	-	1,787	-
Adjusted EBITDA (1)	$3,963	$10,169	$14,624	$22,655

(1) Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.
(2) Restructuring and other charges include legal expenses related to the FMC Technologies, Inc. lawsuit. These legal expenses are included in "Selling, general and administrative" in our condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands).

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Nine months ended September 30,
	2021	2020
	(In thousands)
Operating activities	$33,738	$(4,302)
Investing activities	(1,961)	(6,597)
Financing activities	(1,245)	(25,176)
	30,532	(36,075)
Effect of exchange rate changes on cash activities	(1,315)	(3,700)
Increase (decrease) in cash and cash equivalents	$29,217	$(39,775)

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

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. The Company’s principal source of funds is cash flows from operations. As of September 30, 2021, the Company had approximately $375.2 million of cash and cash equivalents on hand and an availability of $31.1 million under the ABL Credit Facility.

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

Net cash provided by operating activities for the nine months ended September 30, 2021 was $33.7 million as compared to net cash used in operating activities of $4.3 million for the nine months ended September 30, 2020. The $38.0 million net change is primarily due to increased cash flow resulting from changes in operating assets and liabilities of $107.5 million. This was partially offset by $24.4 million of non-cash movements which included decreases in items such as impairments, restructuring and other charges, and an increase in net loss of $45.1 million.

The change in operating assets and liabilities for the nine months ended September 30, 2021 resulted in a $107.5 million increase in cash as compared to the change in operating assets and liabilities for the nine months ended September 30, 2020. The $37.9 million decrease in prepaids and other assets was primarily due to receipt of tax receivables and the reimbursement of the security amounts deposited with the Brazilian courts related to the tax amnesty program. The decrease in inventory of $31.8 million was mainly related to our continued focus on inventory management and consumption during the year. The decrease in unbilled receivables by $30.8 million mainly due to progress and completion of some of our major projects that are accounted for on an over-time basis. The increase in accounts payable and accrued expenses of $4.1 million was mainly related to the reinstatement of our short-term incentive plan in 2021. Trade receivables decreased by $2.9 million primarily due to our continued focus on global cash collections by improving our invoicing cycle time and increasing collection efforts across all business units.

The change in investing cash flows for the nine months ended September 30, 2021 resulted in a $2.0 million decrease in cash primarily due to capital expenditure spend by the Company, partially offset by the sale of two of our buildings in Singapore for $5.9 million. Capital expenditures by the Company were $7.9 million and $10.2 million for the nine months ended September 30, 2021 and 2020, respectively. Capital expenditures for the nine months ended September 30, 2021 were $3.7 million for machinery and equipment related to our global strategic program which includes consolidation of our manufacturing facilities from the Eastern Hemisphere to the Western Hemisphere, $2.8 million for rental tools to support our current and recently developed products and $1.4 million for other capital expenditures. Capital expenditures for the nine months ended September 30, 2020 were $4.4 million for rental tools, $3.5 million for machinery and equipment and $2.3 million for other capital expenditures. We constantly review capital expenditure needs to ensure these are justified expenditures.

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

For the three and nine months ended September 30, 2021, the Company purchased 45,225 shares under the share repurchase plan at an average price of approximately $25.02 per share totaling approximately $1.1 million and has retired such shares.

For the nine months ended September 30, 2020, the Company purchased 808,389 shares under the share repurchase plan at an average price of approximately $30.91 per share totaling approximately $25.0 million and has retired such shares.

Asset Backed Loan (ABL) Credit Facility

As of September 30, 2021, the availability under the ABL Credit Facility was $31.1 million, after taking into account the outstanding letters of credit of approximately $7.2 million issued under the facility. For additional information on the ABL Credit Facility, see "Asset Backed Loan (ABL) Credit Facility", Note 9 to the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting policies. During the nine months ended September 30, 2021, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies.

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

The Company experienced a foreign currency pre-tax gain of approximately $1.7 million and $0.8 million, respectively, during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company experienced a foreign currency pre-tax loss of approximately $0.7 million and a pre-tax gain of approximately $1.7 million, respectively.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see “Contingencies,” Note 12 to the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and updated in our Quarterly Report on Form 10-Q for the period ending June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase and cancellation of our common stock during the three and nine months ended September 30, 2021.

	Three months ended
	September 30, 2021
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2021	-	$-	-	$48.5
August 1 - 31, 2021	-	-	-	48.5
September 1 - 30, 2021	45,225	25.02	45,225	47.3
	45,225	$25.02	45,225	$47.3

	Nine months ended
	September 30, 2021
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2021	-	$-	-	$48.5
February 1 - 28, 2021	-	-	-	48.5
March 1 - 31, 2021	-	-	-	48.5
April 1 - 30, 2021	-	-	-	48.5
May 1 - 31, 2021	-	-	-	48.5
June 1 - 30, 2021	-	-	-	48.5
July 1 - 31, 2021	-	-	-	48.5
August 1 - 31, 2021	-	-	-	48.5
September 1 - 30, 2021	45,225	25.02	45,225	47.3
	45,225	$25.02	45,225	$47.3

Item 6.

(a) Exhibits

The following Exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

*3.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2014).

*4.1	—	Form of Certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-13439).

*10.1	—

Separation and Release Agreement by and between the Company and Blake T. DeBerry dated September 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 1, 2021).

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

DRIL-QUIP, INC.

Date: October 28, 2021	BY:	/s/ Raj Kumar
Raj Kumar,
Vice President – Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)