Form 10-K
period 2021-12-31
DRIL-QUIP INC
filed 2022-02-23
CIK 1042893

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At June 30, 2021, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,178,900,000 based on the closing price of such stock on such date of $33.83.

At February 21, 2022, the number of shares outstanding of registrant’s Common Stock was 34,792,487.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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
•
the impact of actions taken by the Organization of Petroleum Exporting Countries and the expanded alliance (OPEC+) in response to their dispute over production levels and the effects thereof;
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
•
the impact of actions taken by OPEC+ to adjust their production levels;
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
•
the ability of the OPEC+ to set and maintain production levels and pricing;
•
oil and natural gas production levels by non-OPEC+ countries;
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

The Company’s operations are organized into three geographic segments — Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has manufacturing facilities in all three of its regional headquarter locations, as well as in Macae, Brazil. The Company’s major subsidiaries are Dril-Quip (Europe) Limited, located in Aberdeen with branches in Azerbaijan, Denmark, Norway and Holland; Dril-Quip Asia-Pacific PTE Ltd., located in Singapore; and Dril-Quip do Brasil LTDA, located in Macae, Brazil. Other operating subsidiaries include TIW Corporation (TIW) and Honing, Inc., both located in Houston, Texas; DQ Holdings Pty. Ltd., located in Perth, Australia; Dril-Quip Cross (Ghana) Ltd., located in Takoradi, Ghana; PT DQ Oilfield Services Indonesia, located in Jakarta, Indonesia; Dril-Quip Egypt for Petroleum Services S.A.E., located in Alexandria, Egypt; Dril-Quip TIW Saudi Arabia Limited, located in Dammam, Kingdom of Saudi Arabia; Dril-Quip Oilfield Services (Tianjin) Co. Ltd., located in Tianjin, China, with branches in Shenzhen and Beijing, China; Dril-Quip Qatar LLC, located in Doha, Qatar; Dril-Quip TIW Mexico S. de R.L.C.V., located in Villahermosa, Mexico; and Dril-Quip Venezuela S.C.A., located in Anaco, Venezuela and with a registered branch located in Ecuador.

Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2021 the Company generated approximately 63.8% of its revenues from foreign sales compared to 66.7% and 65.0% in 2020 and 2019, respectively.

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

Overview and Industry Outlook

The Company's operations are continuing to experience disruptions resulting from the COVID-19 pandemic, albeit to a lesser degree as compared to 2020. During the first half of 2021, increased availability of the COVID-19 vaccines to the general population had resulted in a lower rate of new infections, hospitalizations and deaths in the current year, as compared to 2020. In late 2021, some restrictions to mitigate the spread of COVID-19 began to return in many regions, notably Europe, even before the Omicron variant surfaced. The effect of the pandemic and the actions and changes in consumer behavior resulting from the pandemic continue to impact our business and have significantly reduced global economic activity and global demand for oil and gas, despite improvements in the current year. Effects of the pandemic are also seen in our supply chain as a result of logistics bottlenecks which are resulting in increased transportation costs. We experienced delayed recovery in 2021 as the market continued to be volatile and challenging. Supply and pricing were impacted by a blend of OPEC+ production agreements and reduced capital spending by operators in the North American region. The extent of the impact of the pandemic, including economic impacts that may persist following the widespread global deployment of vaccines, and the fluctuations in demand for oil on our operational and financial performance will depend on future developments, which are uncertain and cannot be predicted. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

Both the market for drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. The level of capital expenditures has generally been dependent upon the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies and the ability and/or desire of OPEC+ and other producing nations to set and maintain production levels and prices. Oil price recovery which had begun in 2020 continued in 2021 as the oil markets remained encouraging throughout the year. Brent oil prices started the year with a low of around $50 per barrel and reached a high of about $86 in October.

Although crude oil prices recovered during 2021, we have just started to see an increase in activity from our customers as any recovery in the subsea market generally lags relative to the overall recovery in crude oil prices. Crude oil prices increased in 2021 as increasing COVID-19 vaccination rates, loosening pandemic-related restrictions, and a growing economy resulted in global petroleum demand rising faster than petroleum supply. Surges in COVID-19 variants could cause restrictions and disruptions to return as we are seeing in the case of the Omicron variant. This could lead to decreased demand and an oversupply resulting in an imbalance causing a decrease in crude oil prices. According to the January 2022 release of the Short-Term Energy Outlook published by the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent crude oil prices averaged approximately $70.86 per barrel in 2021, and the price is forecasted to average $74.95 per barrel in 2022 and $67.50 per barrel in 2023.

Brent crude oil prices per barrel for the three-year period ended December 31, 2021 are summarized below:

	Brent Crude Oil Prices
	2021	2020	2019
High	$85.76	$70.25	$74.94
Low	$50.37	$9.12	$53.23
Average	$70.86	$41.96	$64.28
Closing, December 31,	$77.24	$51.22	$67.77

The volatility in Brent crude oil prices over the past three years continues to have a significant effect on major integrated, large independent and foreign national oil and gas companies’ capital expenditure budgets. The Company expects continued pressure in both crude oil and natural gas prices, as well as in the level of drilling and production related activities, particularly as they relate to offshore activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the availability, expiration date and price of leases, the discovery rate of new oil and gas reserves, technological advances and alternative opportunities to invest in onshore exploration and production operations. Oil and gas prices and the level of drilling and production activity have historically been characterized by significant volatility. Future declines in oil and gas prices may further adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations, which could have an adverse impact on the Company’s results of operations, financial position and cash flows. In its January 2022 Short-Term Energy Outlook, the EIA reported United States crude oil production averaged an estimated 11.2 million barrels per day in 2021 and is forecasted to average 11.8 million barrels per day in 2022. The impact of the COVID-19 pandemic during the year resulted in substantially lower drilling and production activity, which had a negative impact on the Company’s results for the year ended December 31, 2021. We have seen improvements in the global markets with vaccinations being deployed in response to the COVID-19 pandemic and from the recovery of oil prices seen in 2021. Any future deterioration of commodity prices could lead to material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company's results of operations. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

Products and Services

Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products. In 2021, the Company derived 66.1% of its revenues from the sale of its products, 23.0% of its revenues from services and 10.9% from leasing revenues, compared to 70.9%, 20.7% and 8.4% for products, services and leasing in 2020, respectively, and 73.1%, 17.4% and 9.5% for products, services and leasing in 2019, respectively. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. However, existing customer equipment can be used in certain circumstances, which creates demand for services with no correlating product sales. The Company has substantial international operations, with approximately 63.8% of its revenues derived from foreign sales in 2021, 66.7% in 2020 and 65.0% in 2019. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 36.2% of the Company’s total revenues in 2021, 35.0% in 2020 and 39.0% in 2019.

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

Products

Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, downhole tools, surface equipment and offshore rig equipment. The Company’s products are used primarily for exploration and production of oil and gas from offshore drilling rigs, such as floating rigs and jack-up rigs, and for drilling and production of oil and gas wells on offshore platforms, tension leg platforms (TLPs), Spars and moored vessels such as floating production, storage and offloading monohull moored vessels (FPSOs). TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers. A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter and is anchored in place. The Downhole Tool products are used in the drilling and production for oil and gas both onshore and offshore.

Subsea Equipment - Subsea equipment is used in the drilling and production of offshore oil and gas wells around the world. Included in the subsea equipment product line are subsea wellheads systems, mudline hanger systems, specialty connectors and associated pipe, production riser systems, subsea production trees, subsea manifolds and liner hangers.

Subsea wellheads are pressure-containing vessels that are sometimes referred to as a “wellhead housing” and are made from forged and machined steel. A casing hanger, also made of steel, lands inside the wellhead housing and suspends casing (pipe) downhole. As drilling depth increases, successively smaller diameter casing strings are installed, each suspended by an independent casing hanger. Subsea wellheads systems are utilized when drilling from floating drilling rigs, either semi-submersible or drillship types, or TLPs and Spars. The Company’s flagship subsea wellhead, called the SS-15® Subsea Wellhead System, is rated for 15,000 pounds per square inch (psi) internal pressure and is offered to the industry in a variety of configurations. The Company’s newest wellhead product, the SS-20 BigBore II-e Subsea Wellhead System, is designed to contain higher pressures (20,000 psi) and provides the ability to reduce the number of casing strings in the well design by increasing load carrying and pressure capacities of casing hangers and associated installation tools.

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

A subsea production tree is an assembly composed of flow and pressure control valves, a wellhead connector, control equipment and various other components such as pressure/temperature sensors, chemical injection valves and flowline connection systems. Subsea trees are installed on a subsea wellhead or a mudline hanger system and used to control the flow of oil and gas from a producing well. Subsea trees may be used as stand-alone satellite wells or multiple well template mounted and cluster arrangements. These types typically produce via a subsea gathering system of manifolds and flowlines to a central control point located on a platform, TLP, Spar or FPSO. The use of subsea production trees has become an increasingly important method for producing wells located in hard-to-reach deepwater (and ultra-deepwater) areas or economically marginal fields located in shallower waters. The Company is an established manufacturer of complicated dual-bore production trees. In addition, Dril-Quip manufactures a single bore subsea completion system. This system eliminates the need for an expensive multibore installation and workover riser, thereby saving both cost and installation time. The horizontal bore subsea production completion system accommodates numerous completion configuration possibilities and features large vertical access drill-through for passage of drill-bits, submersible pumps, coil tubing strings and Dril-Quip's slimline casing hanger system. The concentric monobore vertical bore subsea production system accommodates numerous completion configuration possibilities including in tubing head and in the subsea wellhead. Dril-Quip’s newly patented VXTe design and technology allows for simpler installations within the wellhead completions by eliminating the requirements of special orientation devices like tubing heads. These trees feature remote flowline and control connections, utilizing remotely operated intervention tools. The Company’s subsea production trees are generally custom designed and manufactured to customer specifications.

Downhole Tools - Downhole tools are primarily comprised of liner hangers, production packers, safety valves and specialty downhole tools. A liner hanger is used to hang-off and seal casing into a previously installed casing string in the well bore and can provide a means of tying back the liner for production to surface. Dril-Quip offers conventional and expandable state-of-the-art liner hanger system and has installed its liner hangers in a number of difficult well applications such as High Pressure High Temperature (HPHT) applications, resulting in improved industry recognition and market opportunities.

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

Services

The Company provides services to customers, including technical advisory assistance as well as rework and reconditioning services on its customer-owned products. These services are provided from the Company’s worldwide locations and represented approximately 23.0% of revenues in 2021 compared to 20.7% in 2020 and 17.4% in 2019.

Technical Advisory Assistance. Dril-Quip generally does not install products for its customers, but it does provide technical advisory assistance to the customer, if requested, in the installation of its products. The customer is not obligated to utilize these services and may use its own personnel or a third party to perform these services. Technical advisory assistance services performed by the Company are negotiated and sold separately from the Company’s products. These services are not a prerequisite to the sale of the Company’s products as its products are fully functional on a stand-alone basis. The Company’s technicians provide assistance in the onsite installation of the Company’s products and are available on a 24-hour call out from the Company’s facilities located in Houston, Texas; Villahermosa, Mexico; Shushufindi, Ecuador; Macae, Brazil; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Alexandria, Egypt; Takoradi, Ghana; Shenzhen, China; Doha, Qatar; Singapore; and Perth, Australia.

Reconditioning. The Company provides reconditioning of its customer-owned products at its facilities in Houston, Texas; Macae, Brazil; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Baku, Azerbaijan; Alexandria, Egypt; Takoradi, Ghana; Tianjin, China; Doha, Qatar; Singapore; and Perth, Australia. The Company does not typically service, repair or recondition its competitors’ products.

Leasing

The Company leases running and installation tools for use in installing its products. These tools are required to install and retrieve the Company’s products that are purchased by customers. Rental or purchase of running tools is not a condition of the sale of the Company’s products and is contracted for separately from product sales and other services offered by the Company. Running tools are available from Dril-Quip’s locations in Houston, Texas; Villahermosa, Mexico; Shushufindi, Ecuador; Macae, Brazil; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Shenzhen, China; Singapore; and Perth, Australia. These rentals are provided from the Company's worldwide locations and represented approximately 10.9% of revenues in 2021 compared to 8.4% in 2020 and 9.5% in 2019.

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

The Company’s Houston, Aberdeen, Singapore and Macae manufacturing plants are ISO 14001, OHSAS 18001 and ISO 9001 certified. The Houston, Aberdeen, Singapore and Macae plants are also licensed to applicable American Petroleum Institute (API) product specifications and are API Q1, 9th edition and API Q2 compliant. Dril-Quip works to maintain its high standards of product quality through the use of precision measuring equipment such as MRP gages, Faro Arms, Coordinate Measuring Machine and the application of APQP. APQP entails concurrent engineering principles to identify and address potential quality concerns early in the product development process. The Company has the capability to manufacture its products globally and continues to have local capability in key critical markets. The Company’s primary raw material is forged steel products which it procures from qualified forging suppliers located globally as well as domestically.

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

The Company is not dependent on any one customer or group of customers. In 2021, the Company’s top 15 customers represented approximately 59% of total revenues, and Chevron and its affiliated companies accounted for approximately 12% of total revenues. In 2020, the Company’s top 15 customers represented approximately 60% of total revenues, and Chevron and its affiliated companies accounted for approximately 11% of total revenues. In 2019, the Company’s top 15 customers represented approximately 52% of total revenues and BP and its affiliated companies accounted for approximately 10% of total revenues. No other customer accounted for more than 10% of total revenues in 2021, 2020 or 2019. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

Backlog

Backlog consists of firm customer orders of Dril-Quip products for which a purchase order, signed contract or letter of award has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s product backlog was approximately $210.1 million and $195.7 million at December 31, 2021 and 2020, respectively. The backlog at the end of 2021 represents an increase of approximately $14.5 million, or 7.4%, from the end of 2020. The Company’s backlog balance was initially negatively impacted due to the COVID-19 pandemic resulting in a depressed global economic environment that led to weakness in oil prices. In the latter half of 2021 as we saw improvements in the global markets with vaccinations being deployed resulting in positive market trends, our product bookings increased in the fourth quarter of 2021. In addition, we had approximately $11.6 million in cancellations during the year.

The Company expects to fill approximately 70% to 80% of the December 31, 2021 product backlog by December 31, 2022. The remaining backlog at December 31, 2021 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times.

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

Some of the locations in which Dril-Quip has sales agents or representatives are Trinidad, Indonesia, Malaysia, Kuwait, Vietnam, Saudi Arabia and the United Arab Emirates. Although they do not have authority to contractually bind the Company, these representatives market the Company’s products in their respective territories in return for sales commissions. The Company advertises its products and services in trade and technical publications targeted to its customer base. The Company also participates in industry conferences and trade shows to enhance industry awareness of its products.

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

Since its founding in 1981, Dril-Quip has actively engaged in continuing research and development efforts to generate new products and improve existing products. When developing new products, the Company typically seeks to design the most technologically advanced version for a particular application to establish its reputation and qualification in that product. Thereafter, the Company leverages its expertise in the more technologically advanced product to produce less costly and complex versions of the product for less demanding applications. The Company also focuses its activities on reducing the overall cost to the customer, which includes not only the initial capital cost but also operating, installation and maintenance costs associated with its products in an effort to help reduce customers’ carbon footprint.

In the 1980s, the Company introduced its first product, specialty connectors, as well as mudline suspension systems, template systems and subsea wellheads. In the 1990s, the Company introduced a series of new products, including diverters, wellhead connectors, SingleBore™ subsea trees, improved severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling riser systems and TLP and Spar production riser systems. Since 2000, Dril-Quip has introduced multiple new products, including liner hangers, subsea manifolds, riser tensioners, and enhanced versions of subsea wellhead connectors and Dril-Quip’s industry leading subsea wellhead system(s). Recent product development efforts focus on the evolution and enhancement of Dril-Quip’s subsea tree portfolio to align with projected market needs, ability to meet a wider array of customer applications, and offer customers overall project cost savings through technological advantages.

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

In 2021, Dril-Quip was awarded the Offshore Technology Conference's Spotlight on New Technology Award for its BADGeR specialty casing connector. The connector features a hands-free anti-rotation device that automatically engages and enables remote make-up operations that removes rig personnel from the red zone. By lowering operating costs and providing superior fatigue and metal sealing performance, it aligns and joins Dril-Quip’s e-Series product family that have also been recognized for technological innovation and customer benefits.

During 2021, Dril-Quip continued to meet new product milestones by delivering DXe hydraulic connectors and the installation of subsea wellhead systems, featuring the award-winning DXe profile, within the Norwegian North Sea sector. This added to the field history for the e-series technology that began with the installation of Dril-Quip’s first Horizontal Subsea Tree (HXT) in 2020. Dril-Quip also continued research and development efforts within the Subsea Wellhead System and Subsea Product System product lines. Dril-Quip completed development of high pressure sub-mudline supplemental hanger systems and delivered them with its SS-20 BB-IIe subsea wellhead system, which accommodates higher pressures and provides greater flexibility in casing well programs. Additionally, Dril-Quip expanded its portfolio by being awarded its first 15,000 psi Horizontal Subsea Tree (HXT) completion system.

During 2020, research and development efforts within the Subsea Production Systems product line resulted in the Offshore Technology Conference Spotlight on New Technology award for the Vertical Subsea Tree (VXTe) product. Dril-Quip developed this system to interface directly with Dril-Quip’s market leading wellhead technology. The VXTe uses a self-aligning mandrel to passively align the subsea tree to the tubing hanger, without regard to the tubing hanger’s orientation in the wellhead. Dril-Quip’s VXTe system provides oil companies with an opportunity to reduce their carbon footprint by reducing the amount of equipment and time required for subsea completions when compared to those activities today. Additionally, Dril-Quip met a major product milestone in the successful installation of Dril-Quip’s first Horizontal Subsea Tree (HXT) completion system in the Gulf of Mexico. The HXT also incorporated a DXe connector that resulted in two of Dril-Quip’s newest product offerings establishing field history. Additional subsea trees were delivered for field development projects within the UK Continental Shelf and the Black Sea; both of which included novel protective structures for shallow water applications associated with the region. Dril-Quip also designed, tested, and supplied equipment to a major oil company within the Gulf of Mexico in connection with a project that established new records in casing string depth to be met, which offered cost and time savings to the operator. Dril-Quip continued to support the tieback of multiple wells for projects in the Gulf of Mexico.

Dril-Quip’s continued efforts in developing technologically advanced products enable Dril-Quip to offer products for the harshest environments. The latest subsea wellhead system utilized by a major oil company for its high pressure, high temperature applications was installed at the end of 2021, further strengthening Dril-Quip’s position in the subsea market. A contract for the same system was also awarded in late 2021 by a major oil company in Brazil.

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

The Company took steps to increase engagement with employees during the unprecedented situation posed by the COVID-19 pandemic and used several methods to measure and increase engagement through pulse surveys and employee assistance programs. Although COVID-19 has brought changes and new challenges to our work environment, we have gained valuable experience working with new technology platforms and learned more about the possibilities of remote working. As a result of this experience, we have adopted hybrid work environments in many of our locations to attract and retain talent with the company.

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

Employees

As a result of worldwide reductions in workforce and natural attrition, the total number of the Company's employees as of December 31, 2021 was 1,342, a 5.8% reduction from December 31, 2020. Of those 1,342 employees, 658 were located in the United States. Substantially all of the Company's employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good. At the end of fiscal year 2021, the Company’s global workforce was 87.1% male and 12.9% female. In the U.S., ethnicity of our workforce was 45.0% White, 35.4% Hispanic, 10.3% Asian, 8.5% Black and 0.8% Other. As a manufacturing organization, our workforce is made up of a high percentage of roles that are predominantly held by male workers such as welders, machinists, and workshop and offshore technicians.

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

Diversity and Inclusion

Our culture is underpinned by our core values, including our commitment to inclusion and diversity. We have developed our diversity, equity and inclusion framework to further emphasize our vision, values and strategic objectives to support our talent strategy and desired cultural alignment. Diversity in our workplace broadens thinking and stimulates innovation. A more diverse workplace impacts how we act and what we do and opens our minds to be more creative and collaborative. The Company has implemented several measures that focus on ensuring accountabilities exist for making progress in diversity. The Company has partnered with non-profit and community organizations to support and develop a diverse talent pipeline. The Company’s commitment to diversity recruiting includes partnering with a number of universities, non-profit and community organizations to support and develop a diverse talent pipeline. In their workforce planning forecasts, the Company’s business units are developing initiatives and goals to recruit diverse talent across all leadership and skill areas. The Company also trains its recruiting workforce in diversity sourcing strategies and partners with external organizations that develop and supply diverse talent pipeline.

As part of our diversity and inclusion efforts, we launched a “Lunch ‘N Learn” series to support a women’s peer network with a focus on furthering career development opportunities. Our commitment to supporting communities to further improve employee engagement have resulted in overwhelming response to volunteering efforts. Our global employees have come together and have contributed during natural disaster relief work to supporting several local charity events. We will further drive alignment through formal training on diversity, equity and inclusion to reduce unconscious bias in our hiring and other employment practices and to build our network of diversity champions among our employees, managers, and executives.

Employee Development

The development, attraction and retention of employees is a critical success factor for the Company. To support the advancement all of our employees, we offer training and development programs encouraging advancement from within. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and operating unit level. Various internship programs and informal mentoring demonstrate the Company’s ongoing commitment and initiatives towards accelerating our future leaders. The executive team also commits substantial time in evaluating the talent of our leadership team with a focus on addressing leadership gaps through executive coaching and mentoring. To help determine whether we meet our goal of providing a rich experience for our employees, we measure organizational culture and engagement which help us build on the competencies that are important for our future success. We periodically engage independent third parties to conduct cultural and employee engagement surveys. These include corporate culture assessments, as well as real-time feedback on employee engagement and employee well-being focused on physical, emotional, social and financial health.

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

Employee Turnover

We continually monitor employee turnover rates, both regionally and globally, as our success depends upon retaining our highly trained manufacturing and operating personnel. We believe the combination of competitive compensation and career growth and development opportunities help increase employee tenure and reduce voluntary turnover. Voluntary workforce turnover (rolling 12-month attrition) was 7.8% in December 2021. The average tenure of our employees is approximately 10 years, and about 37% of our employees have been employed by us for more than ten years.

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

Governmental Regulations

Many aspects of the Company’s operations are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to oilfield operations, the discharge of materials into the environment from our manufacturing or other facilities, health and worker safety aspects of our operations, or otherwise relating to human health and environmental protection. In addition, the Company depends on the demand for its products and services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry in general, including those specifically directed to onshore and offshore operations. The adoption of new laws and regulations, or changes to existing laws or regulations, that curtail exploration and development drilling for oil and gas for economic or other policy reasons, could adversely affect the Company’s operations by limiting demand for its products. See “Item 1A. Risk Factors—Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”

In recent years, increased concern has been raised over the protection of the environment. Legislation to regulate emissions of greenhouse gases has been introduced, but not enacted, in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. In November 2015, the United Nations Climate Change Conference (COP21) was held in Paris with the goal to achieve a legally binding and universal agreement on climate, with the aim of keeping global warming below 2 C (Celsius), from all nations, regardless of size. The Paris Agreement, signed by the U.S. on April 22, 2016, requires countries to review and “represent a progression” in their nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. Although the Trump administration had withdrawn the U.S. from the Paris Agreement on November 4, 2020, the Biden administration officially reentered the U.S. in the Paris Agreement in February 2021. In April 2021, the Biden administration announced a new goal to reduce greenhouse gas emissions by 50% to 52% economy-wide by 2030 compared to 2005. In November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions by 30% by 2030, and cooperating toward the advancement of the development of clean energy. With the United States recommitting to the Paris Agreement, executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve the agreement’s goals.

The Environmental Protection Agency (EPA) has undertaken efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA expanded its regulations relating to those emissions and adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Moreover, specific design and operational standards apply to U.S. outer continental shelf vessels, rigs, platforms, vehicles, structures and equipment.

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

In January 2021, the Secretary of the Department of the Interior issued an order preventing staff from producing any new fossil fuel leases or permits without sign-off from a top political appointee, and President Biden announced a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices, including consideration of whether to adjust royalties associated with oil and gas resources extracted from public lands and offshore waters or other appropriate action to account for corresponding climate costs. A federal court in the Western District of Louisiana issued a preliminary injunction on this moratorium. Pursuant to the order, in November 2021, the Department of the Interior released a report identifying potential reforms to the federal oil and gas permitting and leasing practices. President Biden’s order also established climate change as a primary foreign policy and national security consideration, affirms that achieving net-zero greenhouse gas emissions by or before midcentury is a critical priority, affirms the Biden Administration’s desire to establish the United States as a leader in addressing climate change, generally further integrates climate change and environmental justice considerations into government agencies’ decision-making, and eliminates fossil fuel subsidies, among other measures.

Other parties are also pursuing lawsuits to stop or restrict offshore drilling. For example, on January 27, 2022, the United States District Court for the District of Columbia found that Bureau of Ocean Energy Management’s failure to calculate the potential emissions from foreign oil consumption had violated the agency’s approval of oil and gas leases in the Gulf of Mexico under the National Environmental Policy Act. This decision may disrupt or delay drilling operations if the agency is forced to reassess the environmental impacts of the Gulf of Mexico drilling program.

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

To the extent that new laws or other governmental actions prohibit or restrict drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry in general and the drilling industry in particular, the business of the Company could be adversely affected. Similarly, restrictions on authorizations needed to conduct seismic surveys could impact our customers' ability to identify oil and gas reserves, thereby reducing demand for our products. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations. Compliance with any new laws, regulations or other legal initiatives could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business and financial condition. See “Item 1A. Risk

Factors—Our business and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”

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

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of February 20, 2022) and positions of the Company’s executive officers:

Name	Age	Position
Jeffrey J. Bird	55	President, Chief Executive Officer and Director
James C. Webster	52	Vice President, General Counsel and Secretary
Kyle F. McClure	46	Vice President and Chief Financial Officer

Jeffrey J. Bird is President, Chief Executive Officer and Director. He joined the Company in March 2017 as Vice President and Chief Financial officer. From February 2019 to May 2020, he was Senior Vice President – Production Operations and Chief Financial Officer before being promoted to President and Chief Operating Officer in May 2020. He was promoted to his current position of President, Chief Executive Officer and Director in January 2022. From December 2014 through February 2017, he was Executive Vice President and Chief Financial Officer of Frank's International, a provider of engineered tubular services to the oil and gas industry. Prior to joining Frank's International, Mr. Bird was the Vice President of Finance and Chief Financial Officer of Ascend Performance Materials, a provider of chemicals, fibers and plastics in Houston, Texas, from September 2010. Prior to joining Ascend, Mr. Bird served in a variety of accounting and finance roles, primarily in the industrial manufacturing sector including serving as a division Chief Financial Officer at Danaher Corporation. Mr. Bird holds a BA in Accounting from Cedarville University in Ohio.

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

Kyle F. McClure is Vice President and Chief Financial Officer. He was appointed as the Vice President and Chief Financial Officer in January 2022. Prior to joining the Company, Mr. McClure served as Chief Financial Officer of Airswift, a global workforce solutions company, from June 2019 until December 2021. Prior to joining Airswift, Kyle served as Senior Vice President and Chief Financial Officer of Frank’s International, a provider of engineered tubular services to the oil and gas industry, from March 2017 until June 2019, and before that as Treasurer of Frank’s International from March 2015 until March 2017. Prior to joining Frank’s International, Kyle served in a variety of finance and accounting positions of increasing responsibility at Ascend Performance Materials, Cooper Industries plc and Dell Technologies. Mr. McClure holds an economics degree from the University of Texas at Austin and an MBA from Baylor University.

Item 1A. Risk Factors

In this Item 1A., the terms “we,” “our,” “us” and “Dril-Quip” used herein refer to Dril-Quip, Inc. and its subsidiaries unless otherwise indicated or as the context so requires.

Risks Related to COVID-19

The COVID-19 pandemic and developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our customers, suppliers and other counterparties.

The COVID-19 pandemic and the responses of governmental authorities, companies and individuals across the world to stem the spread of the virus have had a material negative impact on global economic activity and our business. Our manufacturing facilities rely on raw materials and components provided by our suppliers. The impacts of COVID-19 have caused and may continue to cause delays or disruptions in our supply chain. As a result, we have experienced and may continue experiencing manufacturing slow-downs, requiring us to seek to obtain alternate sources of supply, that may not be available or may be more expensive. We have experienced or may experience disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, including disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products. Such disruptions have had and could continue to have adverse ripple effects on our business. Further, governments have imposed and may continue to impose travel bans, quarantines and other emergency public health measures that decrease the number of businesses open for operation and substantially reduce the number of people traveling to work or leaving their home to purchase goods and services. As a result, there has been substantial volatility in the demand for and the market prices of crude oil. Additionally, actions taken by OPEC+ related to crude oil supply have exacerbated the negative impact on the market prices for crude oil. Despite the current price recovery, uncertainty remains around the current level of oil prices as a result of the on-going effects of COVID-19 and the global vaccine efforts, as well as the uncertainty surrounding the longevity of the OPEC+ production agreements.

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
•
the ability and/or desire of OPEC+ and other major producers to set and maintain production levels and pricing;
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

Oil and gas prices and the level of drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to crude oil and natural gas price volatility and are likely to continue to do so in the future. In addition, the effects of global health epidemics and concerns, such as the COVID-19 pandemic, has materially impacted demand for crude oil and natural gas which has contributed to further price volatility.

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

Any increases in commodity prices for items such as nickel, molybdenum and heavy metal scrap that are used to make the steel alloys required for our products would result in an increase in our raw material costs. Like others in our industry, in 2021, we faced, and continue to face, unprecedented inflationary pressures. Similarly, any increase in energy costs would increase our product costs. If we are not successful in raising our prices on products to compensate for any increased raw material or energy costs, our margins will be negatively impacted.

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

We have substantial international operations, with approximately 63.8% of our revenues derived from foreign sales in 2021, 66.7% in 2020 and 65.0% in 2019. We operate our business and market our products and services in many of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

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

Our principal customers are major integrated oil and gas companies, large independent and foreign national oil and gas companies throughout the world. Drilling contractors, other oilfield contractors and engineering and construction companies also represent a portion of our customer base. In 2021, our top 15 customers represented approximately 59% of total revenues, and Chevron and its affiliated companies accounted for approximately 12% of total revenues. In 2020 and 2019, our top 15 customers represented approximately 60% and 52% of total revenues, respectively, while Chevron and BP and their affiliated companies accounted for approximately 11% and 10%, respectively of 2020 and 2019 total revenues. The loss of one or more of our significant customers could have an adverse effect on our results of operations, financial position and cash flows.

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

Impairment in the carrying value of long-lived assets, inventory and intangible assets could negatively affect our operating results.

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we could incur additional impairment charges related to the carrying value of our long-lived assets.

Long-lived assets, including property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate our property and equipment and definite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We assess recoverability based on undiscounted future net cash flows. Estimating future net cash flows requires us to make judgements regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. We incurred inventory and long-lived asset write-downs of approximately $66.9 million and $4.2 million, respectively, during the year ended December 31, 2021. These charges are reflected as "Restructuring and other charges" in our Consolidated Statements of Income (Loss).

In March 2020, the overall offshore market conditions declined primarily due to the outbreak of the COVID-19 pandemic and the developments in the global oil markets. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential contract delays. As a result, an interim goodwill impairment analysis was performed in connection with the preparation and review of financial statements during the first quarter of 2020. Based on this analysis, we fully impaired our goodwill balance of $7.7 million, all of which was in the Eastern Hemisphere reporting unit. Additionally, we incurred inventory and long-lived asset write-downs of approximately $17.3 million and $8.3 million, respectively, during the year ended December 31, 2020. These charges are reflected as "Restructuring and other charges" in our Consolidated Statements of Income (Loss).

There were no inventory and long-lived asset write-downs, and impairments recorded during the year ended December 31, 2019.

During 2021, Brent crude oil prices fluctuated significantly, with a high of $85.76 per barrel, a low of $50.37 per barrel, and an average of $70.86 per barrel. Continued volatility in market conditions may further deteriorate the financial performance or future prospects of our operating segments from current levels, which may result in an impairment of long-lived assets or inventory and negatively impact our financial results in the period of impairment.

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

The United Kingdom (U.K.) formally left the European Union (E.U.) on January 31, 2020 (“Brexit”) and the transition period, during which E.U. laws continued to apply to the U.K., expired on December 31, 2020. Accordingly, E.U. laws now only directly apply to the U.K. in respect of Northern Ireland, as laid out in the Protocol on Ireland and Northern Ireland. Following the end of the transition period, the E.U. and the U.K. concluded a trade and cooperation agreement (“TCA”), which entered into force on May 1, 2021. The TCA includes provisions on the trade of goods (including on customs and tariffs) leaving other areas for further discussion and agreement between the E.U. and the U.K. Since January 1, 2021, the E.U. laws which have been adopted and transposed into U.K. law through secondary legislation continue to be applicable in the U.K. as “retained E.U. law” (subject to any amendment or repeal by the U.K.) Brexit could lead to increasingly divergent national laws and regulations as the U.K. government determines which retained E.U. laws to modify or replace. This in turn could impact compliance and operational costs for the Company, in particular to the extent that it is reliant upon access into or outputs from the E.U. This, or other effects of Brexit which we cannot anticipate, could have a negative impact on the Company’s financial position and results of operations. See “Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows" under "Item 1A. Risk Factors".

The consequences of Brexit and the negotiations that the U.K. has undertaken, and is currently undertaking with other countries with a view to replicating (where possible) the effects of the E.U.’s international trade agreements, which the U.K. no longer benefits from, could introduce significant uncertainties into global financial markets and adversely impact the regions in which we and our clients operate. For example, importing and exporting activity from our Aberdeen manufacturing facility could be subject to higher costs and delays, which could cause disruptions in our delivery schedules to our customers. The possibility of a second Scottish referendum on the independence of Scotland from the U.K. and the uncertainty associated with such a referendum (as well as any potential outcomes were a referendum to be held) could result in additional economic uncertainty and cause disruption to economic trade and our business operations.

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

Global climate change may in the future increase the frequency and severity of weather events and the losses resulting therefrom, which could have a material adverse effect on the economies in the markets in which we operate or plan to operate in the future and therefore on our business.

Our business could be negatively affected by climate-change related physical changes or changes in weather patterns. Severe weather events affecting platforms or structures may result in a suspension of our customer’s exploration and production activities. In addition, impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall and hurricane-strength winds may damage our facilities or those of our customers. An increase in severe weather patterns could result in damages to or loss of our equipment, impact our ability to conduct our operations and/or result in a disruption of our customers’ operations which could be material to our results of operations, financial position and cash flows.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our ESG policies may impose additional costs on us or expose us to additional risks.

Companies across all industries are facing increasing scrutiny relating to their Environmental, Social and Governance (‘‘ESG’’) policies. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG and similar matters may hinder access to capital, as investors and lenders may decide to reallocate capital or not to commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition or stock price of such a company could be materially and adversely affected.

We may face increasing pressures from investors, lenders and other market participants, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors and lenders remain invested in us and make further investments in us, especially given the specific business of providing drilling and production equipment for oil and gas exploration in which we are engaged. If we do not meet these standards, our business or our ability to access capital could be harmed.

Additionally, certain investors and lenders have and may continue to exclude companies engaged in drilling and production activity, such as us, from their investing portfolios altogether due to ESG factors. For example, New York State’s Pension Fund, which had already divested from nearly two dozen thermal coal companies in July 2020, announced in December 2020 that it would seek to divest from fossil fuel stocks by 2025 and sell its shares in other companies that contribute to climate change by 2040. Likewise, in January 2021, two of New York City’s largest pension funds, the New York City Employees’ Retirement System and the New York City Teachers’ Retirement System, approved the divestment of approximately $4 billion from fossil fuel companies, and the New York City Board of Education Retirement System is expected to follow suit. These limitations in both the debt and equity capital markets may affect our ability to grow as our plans for growth may include accessing those markets. If those markets are unavailable, or if we are unable to access alternative means of financing on acceptable terms, or at all, we may be unable to implement our business strategy, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.

Further, it is likely that we will incur additional costs and require additional resources to monitor, report and comply with wide ranging ESG requirements. Similarly, these policies may negatively impact the ability of our customers to access debt and capital markets. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.

Demand for our products and services could be reduced by existing and future legislation, regulations and public sentiment related to the transition away from fossil fuel energy sources.

Regulatory agencies and environmental advocacy groups in the European Union, the United States and other regions or countries have been focusing considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their role in climate change. There is also increased focus, including by governments and our customers, investors and other stakeholders, on these and other sustainability and energy transition matters. Existing or future legislation and regulations related to greenhouse gas emissions and climate change, as well as initiatives by governments, nongovernmental organizations, and companies to conserve energy or promote the use of alternative energy sources, and negative attitudes toward or perceptions of fossil fuel products and their relationship to the environment, may significantly curtail demand for and production of oil and gas in areas of the world where our customers operate, and thus reduce future demand for our products and services. This may, in turn, adversely affect our financial condition, results of operations and cash flows. Our business, reputation and demand for our stock could be negatively affected if we do not (or are perceived to not) act responsibly with respect to sustainability matters.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas	1,731,000	218.0	Owned
Aberdeen, Scotland	222,800	24.1	Owned
Singapore	293,200	14.4	Leased
Macae, Brazil	169,600	10.6	Owned

For additional information on our manufacturing facilities, see "Item 1. Business - General" and "Manufacturing".

Sales, Service and Reconditioning Facilities

Location*	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
Villahermosa, Mexico	18,836	2.9	Sales/Service/Warehouse
Anaco, Venezuela*	3,000	0.1	Sales/Service/Warehouse
Quito, Ecuador	2,600	0.1	Sales
Shushufindi, Ecuador	135,800	3.1	Sales/Service/Warehouse
Stavanger, Norway*	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,100	2.6	Sales/Service/Reconditioning/Warehouse
Takoradi, Ghana	2,500	0.8	Service/Reconditioning/Warehouse
Cairo, Egypt	2,200	—	Sales
Alexandria, Egypt	5,200	0.6	Service/Reconditioning/Warehouse
Doha, Qatar	8,900	—	Service/Reconditioning/Warehouse
Shekou, China	11,100	—	Sales/Service/Warehouse
Perth and Welshpool, Australia	28,000	2.9	Sales/Service/Reconditioning/Warehouse
Mumbai, India	130	—	Sales
Jakarta, Indonesia	150	—	Sales
Kuala Lumpur, Malaysia	400	—	Sales
Beijing, China	120	—	Sales

*These facilities are owned; all other facilities are leased.

The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen, Singapore and Macae. For additional information on our manufacturing facilities, see "Item 1. Business – General."

Item 3. Legal Proceedings

For information with respect to this item, see "Contingencies," Note 15 of Notes to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is publicly traded on the New York Stock Exchange under the symbol "DRQ."

There were approximately 209 stockholders of record of the Company’s common stock as of December 31, 2021. This number includes the Company’s employees and directors that hold shares but does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

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

Information concerning securities authorized for issuance under equity compensation plans is included in "Stock-Based Compensation and Stock Awards," Note 18 of Notes to Consolidated Financial Statements in Item 8 of Part II, which in incorporated herein by reference.

Repurchase of Equity Securities

The following table summarizes the repurchase and cancellation of our common stock during the year ended December 31, 2021

	Twelve months ended December 31, 2021
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs

January 1-31, 2021	-	$-	-	$48.5
February 1-29, 2021	-	-	-	48.5
March 1-31, 2021	-	-	-	48.5
April 1-30, 2021	-	-	-	48.5
May 1-31, 2021	-	-	-	48.5
June 1-30, 2021	-	-	-	48.5
July 1-31, 2021	-	-	-	48.5
August 1-31, 2021	-	-	-	48.5
September 1-30, 2021	45,225	25.02	45,225	47.3
October 1-31, 2021	343,315	25.81	343,315	38.5
November 1-30, 2021	-	-	-	38.5
December 1-31, 2021	720,647	19.67	720,647	24.3
	1,109,187	$21.79	1,109,187	$24.3

(1) On February 26, 2019, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company is authorized to repurchase up to $100.0 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. During the year ended December 31, 2021, the Company purchased 1,109,187 shares under the share repurchase plan at an average price of approximately $21.79 per share totaling approximately $24.2 million, pursuant to a 10b5-1 plan, which is reflected in "Retained earnings" in the Consolidated Balance Sheets. All repurchased shares have been cancelled as of December 31, 2021.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock to the cumulative total shareholder return on the Standard & Poor’s 500 Stock Index and the Philadelphia Oil Service Sector Index (“OSX”), an index of oil and natural gas related companies that represents an industry composite of peers. This graph covers the period from December 31, 2016 through December 31, 2021. This comparison assumes the investment of $100 on December 31, 2016 and the reinvestment of all dividends, if any. The shareholder return set forth is not necessarily indicative of future performance.

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

Item 6. [Removed and Reserved].

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

For a discussion of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Although crude oil prices recovered in 2021, we have just started to see an increase in activity from our customers as any recovery in the subsea market generally lags relative to the overall recovery in crude oil prices. Future declines in oil and gas prices or ongoing pricing volatility may further adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations, which could have an adverse impact on the Company’s results of operations, financial position and cash flows. Any future deterioration of commodity prices could lead to material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company's results of operations. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

During 2021, Brent crude oil prices fluctuated significantly, with a high of $85.76 per barrel, a low of $50.37 per barrel, and an average of $70.86 per barrel compared to an average of $41.96 per barrel in 2020. According to the January 2022 release of the Short-Term Energy Outlook published by the EIA, Brent crude oil prices are projected to average $74.95 per barrel in 2022 and $67.50 per barrel in 2023. The International Energy Agency projected the global oil demand to grow by approximately 3.3 million barrels per day to a total of 99.7 million barrels per day in 2022 based on its January 2022 Oil Market Report.

Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the years ended December 31, 2021, and 2020. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	2021		2020
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	55	41	55	47
Eastern Hemisphere	45	57	47	60
Asia-Pacific	31	253	34	259
Total	131	351	136	366

Source: IHS—Petrodata RigBase— December 31, 2021, and 2020

According to IHS-Petrodata RigBase, as of December 31, 2021, there were 486 rigs contracted for the Company’s geographic regions (137 floating rigs and 349 jack-up rigs), which represents a 5.4% increase from the rig count of 461 rigs (126 floating rigs and 335 jack-up rigs) as of December 31, 2020.

Business Environment

Oil and gas prices and the level of drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. The Company expects continued pressure in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Any future deterioration of commodity prices could lead to material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company's results of operations.

The COVID-19 pandemic continues to have a global impact. During the first half of 2021, increased availability of the COVID-19 vaccines to the general population had resulted in a lower rate of new infections, hospitalizations and deaths in the current year, as compared to 2020. In late 2021, some restrictions to mitigate the spread of COVID-19 began to return in many regions, notably Europe, even before the Omicron variant surfaced. The effect of the pandemic and the actions and changes in consumer behavior continue to impact our business and have significantly reduced global economic activity and demand for oil and gas. The pandemic has also affected our supply chain due to logistical bottlenecks and increased transportation costs resulting in significant inflationary trends in the cost of raw materials. We actively review our global production plans with our supply chain and manufacturing groups have adopted contingency plans where possible to minimize the impact of these COVID-19 related disruptions.

Although crude oil prices recovered during 2021, the extent of the impact of the pandemic, including economic impacts that may persist despite the widespread deployment of vaccines, and the uncertainty in the sustainability of current oil prices on our operational and financial performance will depend on future developments. An extended period of economic disruption and uncertain conditions in the oil and gas industry could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

As a larger proportion of the population is vaccinated from increased availability of the COVID-19 vaccines, some jurisdictions in which the Company operates have eased safety protocols such as face mask and social distancing requirements. Customer mandates for fully vaccinated offshore technicians started to become a reality in the third quarter of 2021 and by the fourth quarter of 2021 more than 50% of our customers started requiring our technicians to be fully vaccinated, which we accommodated with some impact to our business. The Company will continue to implement safety measures as recommended by government health agencies until we have determined that the COVID-19 pandemic has been adequately contained. We continue to enact safety measures, including implementing social distancing protocols, mandatory masks for unvaccinated employees, requiring remote work arrangements where possible, staggering shifts, suspending travel, and extensively and frequently disinfecting our workspaces. Additionally, as COVID-19 vaccines became available in the first quarter of 2021, the Company organized administration of the vaccines on site to our employees and their families in the US. Globally, we have achieved more than 80% vaccination rate for our employees which includes the supplemental booster vaccine. Furthermore, we have also utilized government employee support packages where available, in an effort to retain employees during this uncertain period.

All our facilities currently remain operational with staggered shifts which has impacted production output. We expect the constraints and limits imposed on our operations to slow or diminish our research and development activities and qualification activities with our customers. We do not believe that remote work arrangements have adversely affected our ability to maintain financial reporting systems, internal controls over financial reporting and disclosure controls and procedures. The Company has taken steps and adjusted its workforce to be in line with the current situation as we continue to monitor ongoing market conditions. The extent to which our future results are affected by these externalities will depend on various factors and circumstances beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of containing the virus and developments in the global oil markets. We believe the COVID-19 pandemic will continue to negatively impact oilfield activity in 2022. Similarly, we expect that the uncertainty in the sustainability of current oil prices will continue to have a negative impact on oil and gas activities.

During 2020, the Company took advantage of the Payroll Tax Deferral provided by the Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”). The Payroll Tax Deferral allows the Company to defer the payment of the Company’s share of FICA taxes of 6.2%. As such, the Company was able to defer its share of FICA taxes for the period beginning March 27, 2020 and ending December 31, 2020. This resulted in approximately $2.9 million in FICA cash tax payments being deferred to 2021 and 2022. The Company must still deposit its share of the Medicare hospital insurance tax of 1.45% as well as all of the employee’s share of the payroll taxes withheld. The CARES Act also provides for the five-year carryback of Net Operating Losses (“NOLs”) generated in the 2018, 2019 and 2020 taxable years. In addition, the taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. The Company filed returns to carryback its NOLs to generate a refund of $31.0 million and receivable of $14.8 million.

During 2020 and 2021, the Company also took advantage of job support schemes as they became available in Singapore, Australia, the U.K. and Denmark under which the governments introduced a plan to help businesses co-fund wages of workers to encourage employers to retain their workers. The Company recorded an estimated benefit of $1.1 million and $3.1 million for the year ending December 31, 2021, and 2020, respectively.

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

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products and from leasing our forging facility. In 2021, the Company derived 66.1% of its revenues from the sale of its products, 23.0% of its revenues from services and 10.9% from leasing revenues, compared to 70.9%, 20.7% and 8.4% for products, services and leasing in 2020, respectively. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. However, customer stocking and destocking can affect the correlation between demand for services and product sales. The Company has substantial international operations, with approximately 63.8% of its revenues derived from foreign sales in 2021 and 66.7% in 2020. Substantially all of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 36.2% of the Company’s total revenues in 2021 and 35.0% in 2020.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on an over time basis. During 2021, there were 54 projects that were accounted for using the over time method, which represented approximately 21.7% of the Company’s total revenues and 32.7% of the Company’s product revenues. During 2020, there were 57 projects that were accounted for using the over time method, which represented approximately 33.2% of the Company’s total revenues and 46.9% of the Company’s product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against current earnings because of over time method of accounting.”

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

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with our global strategic plan that was initiated in 2018 to better align our operations with market conditions. During 2021, we continued to incur restructuring charges under the 2018 global strategic plan as we exited from certain underperforming countries and markets and shifted from manufacturing in-house to a vendor outsourcing model which resulted in inventory write-downs of approximately $19.3 million, severance charges of

$2.7 million and other charges of $4.0 million, consisting of facilities-related market exit costs and consulting fees. This concluded our 2018 global strategic plan as of the third quarter of 2021. In the fourth quarter of 2021, in an effort to realign our subsea product business with the market conditions, we initiated a 2021 global strategic plan. As part of the 2021 global strategic plan we discontinued certain product categories which resulted in inventory write-downs, long-lived asset write-downs and severance charges of approximately $47.7 million, $4.2 million, and $1.0 million, respectively, during the fourth quarter of 2021.

(Gain) Loss on Sale of Assets. Gain or loss on sale of assets consists of sales of certain property, plant and equipment.

Foreign Currency Transaction (Gains) and Losses. Foreign currency transaction (gains) and losses result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated. The Company’s foreign subsidiaries, whose functional currency is the local currency, conduct a portion of their operations in U.S. dollars. As a result, these subsidiaries hold significant monetary assets denominated in U.S. dollars. These monetary assets are subject to changes in exchange rates between the U.S. dollar and the local currency.

Income Tax Provision. The Company’s effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, impact of valuation allowances, changes in tax legislation, and other permanent differences related to the recognition of income and expense between U.S. GAAP and applicable tax rules.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2021	2020
Revenues:
Products	66.1%	70.9%
Services	23.0	20.7
Leasing	10.9	8.4
Total revenues	100.0	100.0
Cost of sales:
Products	55.3	55.0
Services	10.3	10.3
Leasing	9.5	8.6
Total cost of sales	75.1	73.9
Selling, general and administrative	35.6	26.0
Engineering and product development	4.7	5.2
Impairments	-	2.1
Restructuring and other charges	24.4	9.7
Gain on sale of assets	(1.4)	(0.2)
Foreign currency transaction losses	0.3	0.6
Total costs and expenses	138.7	117.3
Operating loss	(38.7)	(17.3)
Interest income	0.2	0.6
Interest expense	(0.2)	(0.2)
Loss before income taxes	(38.7)	(16.9)
Income tax provision (benefit)	0.9	(8.6)
Net loss	(39.6)%	(8.3)%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Year Ended December 31,
	2021	2020
	(In millions)
Revenues:
Products:
Subsea equipment	$151.1	$206.4
Downhole tools	42.6	28.9
Surface equipment	12.1	12.8
Offshore rig equipment	7.9	10.7
Total products	213.7	258.8
Services	74.1	75.6
Leasing	35.1	30.6
Total revenues	$322.9	$365.0

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues. Revenues decreased by $42.1 million, or approximately 11.5%, to $322.9 million in 2021 from $365.0 million in 2020. The overall decrease in revenue was driven by decreased product revenues of $45.1 million and decreased service revenues of $1.5 million, partially offset by increased leasing revenues of $4.5 million. Product revenues decreased by approximately $45.1 million for the year ended December 31, 2021 compared to the same period in 2020 as a result of decreased revenues of $55.3 million in subsea equipment, $2.9 million in offshore rig equipment, and $0.7 million in surface equipment, partially offset by increased revenues of $13.8 million in downhole tools. Total revenues decreased in the Eastern Hemisphere by $26.8 million, in the Asia-Pacific region by $13.1 million, and in the Western Hemisphere by $2.1 million. Although crude oil prices recovered during 2021, there were instances of uncertain demand growth due to surges in COVID-19 variants. Furthermore, shifts in customer allocation of working capital resulted in reduced investment in exploratory wells, a segment which significantly drives demand for Dril-Quip equipment. These circumstances resulted in reduced demand for our products and thus negatively impacted revenues for the year ending December 31, 2021. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over-time accounting method, market conditions and customer demand.

Service revenues decreased by approximately $1.5 million resulting mainly from decreased service revenues in Eastern Hemisphere of $4.1 million, partially offset by increased service revenues of $2.5 million in the Asia-Pacific region and $0.1 million in the Western Hemisphere. Lower service revenues in the Eastern Hemisphere resulted primarily from COVID-19 disruptions, developments in the global oil markets, and regional demand for drilling activity. Global travel restrictions also impacted service revenue, especially in the Eastern Hemisphere. Increase in service revenues in the Asia-Pacific region and the Western Hemisphere is mainly due to customer specific increases in technical advisory services and maintenance requests.

Leasing revenues increased by approximately $4.5 million for the year ended December 31, 2021 compared to the same period in 2020 mainly from increased leasing revenues in the Asia-Pacific region of $3.6 million, in the Western Hemisphere of $2.5 million partially offset by decreased leasing revenues in the Eastern Hemisphere of $1.6 million. Increase in leasing revenues in the Asia-Pacific region and the Western Hemisphere were due to customer specific increases in rental tool utilization. The majority of the decrease in the Eastern Hemisphere is related to decreased subsea rental tool utilization due to timing of customer drilling activity and COVID-19 related travel restrictions.

Cost of Sales. Cost of sales decreased by $27.3 million, or 10.1%, to $242.4 million in 2021 from $269.7 million in 2020. The decrease in costs of sales were mainly in line with the decrease in revenue for the year ended December 31, 2021. Cost of sales as a percentage of revenue, excluding a one-time expense related to the termination of our forge facility lease agreement with AFGlobal, was largely unchanged at 74.3% as compared to 73.9% in 2020. We were able to achieve these margins despite inflationary pressures for materials largely due to savings resulting from our business transformation activities.

Selling, General and Administrative Expenses. For 2021, selling, general and administrative expenses increased by approximately $20.0 million, or 21.0%, to $115.0 million from $95.1 million in 2020. This increase was attributable mainly to higher legal expenses in the current period related to costs incurred in connection with the FMC Technologies, Inc. lawsuit, reinstatement of employee short-term incentive plan for the current year, an importation tax settlement under a Brazilian tax amnesty program introduced in the first quarter of 2021 and severance payout to our former Chief Executive Officer, pursuant to a separation agreement entered into with him during the fourth quarter of 2021.

Engineering and Product Development Expenses. For 2021, engineering and product development expenses decreased by approximately $3.8 million, or 20.2%, to $15.1 million from $18.9 million in 2020. Engineering and product development expenses as a percentage of revenues decreased to 4.7% in 2021 from 5.2% in 2020. This decrease was attributable mainly to lower spend on research and development activities as we completed certain strategic projects.

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

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with our global strategic plan that was initiated in 2018 to better align our operations with market conditions. During 2021, the Company incurred additional costs under the 2018 global strategic plan as we exited from certain underperforming countries and markets and shifted from manufacturing in-house to a vendor outsourcing model which resulted in inventory write-downs of approximately $19.3 million, severance charges of $2.7 million and other charges of $4.0 million, consisting of facilities-related market exit costs and consulting fees. This concluded our 2018 global strategic plan as of the third quarter of 2021. In the fourth quarter of 2021, in an effort to realign our subsea product business with the market conditions, we initiated a 2021 global strategic plan. As part of the 2021 global strategic plan we discontinued certain product categories which resulted in inventory write-downs, long-lived asset write-downs and severance charges of approximately $47.7 million, $4.2 million, and $1.0 million, respectively, during the fourth quarter of 2021.

During 2020, as a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in the global oil markets, which triggered historically low crude oil prices and decreases in our customers’ capital budgets, we incurred additional costs under our existing 2018 global strategic plan primarily focused on workforce reductions and to realign our manufacturing facilities during the first quarter of 2020. We recorded inventory write-downs, severance charges, long-lived asset write-downs and other charges of $35.4 million during the year 2020.

Gain on Sale of Assets. For the year ended December 31, 2021, gain on sale of assets was approximately $4.5 million, primarily related to the sale of two of our buildings in Singapore. During 2020, gain on sale of assets was $0.6 million, which consisted primarily of a gain on sale of our TIW Oklahoma facility.

Foreign Currency Transaction (Gains) and Losses. Foreign exchange loss for 2021 was $0.8 million as compared to a loss of $2.3 million for the same period in 2020.

Income Tax Provision. Income tax expense for 2021 was $2.9 million on a loss before taxes of $125.1 million, resulting in an effective income tax rate of (2.4%). Income tax expense was different than the U.S. federal statutory income tax rate of 21% primarily due to changes in valuation allowances, nondeductible compensation, foreign income inclusions, foreign tax withholdings and credits, and other general business credits and incentives. Income tax benefit in 2020 was $31.3 million on an loss before taxes of $62.0 million, resulting in an effective tax rate of approximately 50.4%. The change in the effective income tax rate from 2020 to 2021 was primarily driven by the NOL benefit of the CARES Act legislation recorded in 2020, change in valuation allowance against the net U.S. deferred tax assets as well as those in various foreign countries, the mix of foreign income taxed at different statutory rates, an increase in non-taxable income, non-deductible expenses, foreign income inclusions and foreign tax credits.

Net Loss. Net loss was approximately $128.0 million in 2021, compared to a net loss of $30.8 million in 2020, for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Year Ended December 31,
	2021	2020
	(In thousands)
Net loss	$(127,996)	$(30,768)
Add:
Interest (income) expense, net	212	(1,510)
Income tax provision (benefit)	2,946	(31,281)
Depreciation and amortization expense	30,381	32,389
Impairments	-	7,719
Restructuring and other charges (2)	96,650	40,480
Gain on sale of assets	(4,482)	(587)
Foreign currency loss	836	2,345
Stock compensation expense	14,895	12,914
Brazilian amnesty settlement	1,787	-
Adjusted EBITDA (1)	$15,229	$31,701

(1) Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.
(2) Restructuring and other charges include legal expenses related to the FMC lawsuit, severance charges related to our former Chief Executive Officer and a one-time provision for settlement of certain receivables.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) operations by type of activity were as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$38,428	$(21,088)
Net cash used in investing activities	(3,207)	(5,628)
Net cash used in financing activities	(24,300)	(25,183)
	10,921	(51,899)
Effect of exchange rate changes on cash activities	(1,425)	(1,092)
Increase (decrease) in cash and cash equivalents	$9,496	$(52,991)

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

Net cash provided by operating activities in 2021 increased by approximately $59.5 million primarily due to increases resulting from the change in operating assets and liabilities of $142.2 million and a net increase of $14.5 million in non-cash movements. This was partially offset by an increase in net loss of $97.2 million.

The change in operating assets and liabilities during 2021 resulted in a $142.2 million increase in cash as compared to the change in operating assets and liabilities during 2020. The decrease in unbilled receivables by $37.5 million was mainly due to progress and completion of some of our major projects that are accounted for on an over-time basis. The $35.6 million prepaids and other assets decrease was primarily due to receipt of tax receivables and the reimbursement of the security amounts deposited with the Brazilian courts related to the tax amnesty program. The increase in accounts payable and accrued expenses of $23.4 million was mainly related to the reinstatement of our short-term incentive plan in 2021, restructuring related market exit costs accruals and severance accruals. The decrease in trade receivables by $22.9 million was primarily due to our continued focus on global cash collections by improving our invoicing cycle time and increasing collection efforts across all business units. The decrease in inventory of $22.8 million was mainly related to our continued focus on inventory management and consumption during the year.

Net loss changed by $97.2 million to a net loss of $128.0 million in 2021 from a net loss of $30.8 million in 2020. The reasons for the changes in net income or losses are set forth in the “Results of Operations” section above.

Net cash used in investing activities decreased by approximately $2.4 million due to lower capital expenditure spend and increased proceeds related to sales of assets. Capital expenditures by the Company were $10.0 million and $11.9 million in 2021 and 2020, respectively. Capital expenditures in 2021 included $4.6 million for machinery and equipment, $3.7 million for rental tools and other expenditures of $1.7 million. Capital expenditures in 2021 were primarily to support our current and recently developed products and to support the restructuring of our downhole tools business where we exited certain underperforming markets. Capital expenditures in 2020 included $5.1 million for rental tools, $3.9 million for machinery and equipment and other expenditures of $2.9 million. Capital expenditures in 2020 were primarily for rental tools to support our current and recently developed products, our downhole tools segment and machinery and equipment required for the consolidation of our manufacturing facilities from the Eastern Hemisphere to the Western Hemisphere.

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

During the year ended December 31, 2021, the Company purchased 1,109,187 shares under the share repurchase plan at an average price of approximately $21.79 per share totaling approximately $24.2 million and has retired such shares.

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

The Company's ABL Credit Facility, dated February 23, 2018, as amended was terminated effective February 22, 2022 and otherwise would have matured on February 23, 2023. We have approximately $0.2 million of unamortized debt issuance costs as of December 31, 2021 that will be written off upon early termination of the credit facility. In addition, we opened a new account with JP Morgan Chase Bank, N.A., to facilitate our existing and future letters of credit. We transferred approximately $7.1 million of letters of credit upon termination of our ABL Credit Facility to JP Morgan Chase, N.A.

Contractual Obligations

For information with respect to this item, see "Leases and Lease Commitments," Note 10 of Notes to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.

Backlog

Backlog typically consists of firm customer orders of Dril-Quip products for which a purchase order, signed contract or letter of award has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in the commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog was approximately $210.1 million at December 31, 2021 and $195.7 million at December 31, 2020. The backlog at the end of 2021 represents an increase of approximately $14.5 million, or 7.4%, from the end of 2020. The Company’s backlog balance was initially negatively impacted due to the COVID-19 pandemic resulting in a depressed global economic environment that led to weakness in oil prices. In the latter half of 2021 as we saw improvements in the global markets and recovery of crude oil prices with vaccinations being deployed resulting in positive market trends, our product bookings increased in the fourth quarter of 2021. In addition, we had approximately $11.6 million in cancellations during the year.

The following table represent the change in backlog.

	Year Ended December 31,
	2021	2020
	(In thousands)
Beginning Backlog	$195,650	$272,537
Bookings:
Product (1)	240,033	191,301
Service	74,143	75,577
Leasing	35,042	30,562
Cancellation/Revision adjustments	(11,594)	(11,280)
Translation adjustments	(210)	1,926
Total Bookings	337,414	288,086
Revenues:
Product	213,760	258,834
Service	74,143	75,577
Leasing	35,042	30,562
Total Revenue	322,945	364,973
Ending Backlog (1)	$210,119	$195,650

(1) The backlog data shown above includes all bookings as of December 31, 2021, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $65.8 million as of December 31, 2021, within "Revenue Recognition,” Note 4 of Notes to Consolidated Financial Statements.

The Company expects to fill approximately 70% to 80% of the December 31, 2021 product backlog by December 31, 2022. The remaining backlog at December 31, 2021 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times.

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

Currency Risk

The Company has operations in various countries around the world and conducts business in a number of different currencies other than the U.S. dollar, principally the British pound sterling, Mexican peso and the Brazilian real. Our significant foreign subsidiaries may also have monetary assets and liabilities not denominated in their functional currency. These monetary assets and liabilities are exposed to changes in currency exchange rates which may result in non-cash gains and losses primarily due to fluctuations between the U.S. dollar and each subsidiary’s functional currency.

The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contracts. The Company had, net of income taxes, a transaction loss of $0.7 million in 2021 and a transaction gain of $1.9 million in 2020. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. The Company has put in place an active cash management process to convert excess foreign currency and concentrate this cash in certain of our holding company bank accounts to minimize foreign currency risk and increase investment income.

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

On April 30, 2021, as a result of lower activity stemming from the COVID-19 pandemic, AFGlobal Corporation provided a 90-day written notice of termination of the lease agreement between the Company and AFGlobal in relation to the Company’s forge facility and equipment at its Houston Eldridge campus. Based on the initial 5-year term of the lease agreement, the Company had straight-lined the total anticipated lease revenue for that initial term into equal monthly lease revenue. As a result of the lease termination, the Company had approximately $2.3 million in unbilled revenue that was expensed in second quarter of 2021. The Company has numerous other forging suppliers and does not expect any disruptions in forging supply as a result of the lease termination.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign currency exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company from December 31, 2020.

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

The Company uses a sensitivity analysis model to measure the potential impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would have resulted in a decrease in revenues of approximately $9.9 million and an increase in net loss of approximately $15.1 million for 2021. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dril-Quip, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Slow Moving and Excess Inventory

As described in Notes 2 and 5 to the consolidated financial statements, management periodically performs obsolescence reviews on slow-moving and excess inventories and reserves are established based on current assessments about future demands and market conditions. Management determines the reserve percentages based on an analysis of stocking levels, historical sales levels and future sales forecasts anticipated for inventory items by product type. The Company’s consolidated inventories, net balance was $145.7 million as of December 31, 2021, which was net of an allowance for slow moving and excess inventory of $129.0 million.

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

February 23, 2022

We have served as the Company’s auditor since 2014.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Revenues:
Products	$213,760	$258,834	$303,279
Services	74,143	75,577	72,018
Leasing	35,042	30,562	39,509
Total revenues	322,945	364,973	414,806
Cost and expenses:
Cost of sales:
Products	178,494	200,758	223,502
Services	33,173	37,449	36,550
Leasing	30,689	31,491	34,955
Total cost of sales	242,356	269,698	295,007
Selling, general and administrative	115,036	95,057	98,412
Engineering and product development	15,104	18,920	17,329
Impairments	-	7,719	-
Restructuring and other charges	78,933	35,380	4,396
Gain on sale of assets	(4,482)	(587)	(1,511)
Foreign currency transaction (gains) and losses	836	2,345	(1,630)
Total costs and expenses	447,783	428,532	412,003
Operating income (loss)	(124,838)	(63,559)	2,803
Interest income	575	2,131	7,940
Interest expense	(787)	(621)	(314)
Income (loss) before income taxes	(125,050)	(62,049)	10,429
Income tax provision (benefit)	2,946	(31,281)	8,709
Net income (loss)	$(127,996)	$(30,768)	$1,720
Income (loss) per common share:
Basic	$(3.62)	$(0.87)	$0.05
Diluted	$(3.62)	$(0.87)	$0.05
Weighted average common shares outstanding:
Basic	35,331	35,260	35,839
Diluted	35,331	35,260	36,152

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income (loss)	$(127,996)	$(30,768)	$1,720
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,874)	(6,148)	1,550
Total comprehensive income (loss)	$(134,870)	$(36,916)	$3,270

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$355,451	$345,955
Trade receivables, net	100,987	116,202
Unbilled receivables	102,597	140,318
Inventories, net	145,724	212,536
Prepaids and other current assets	40,790	48,182
Total current assets	745,549	863,193
Operating lease right of use assets	5,258	6,962
Property, plant and equipment, net	216,200	234,823
Deferred income taxes	11,381	5,768
Intangible assets	26,446	29,434
Other assets	5,592	10,992
Total assets	$1,010,426	$1,151,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,232	$37,424
Accrued income taxes	4,102	4,343
Contract liabilities	9,746	11,339
Accrued compensation	6,291	5,015
Operating lease liabilities	1,046	1,110
Other accrued liabilities	37,246	26,281
Total current liabilities	93,663	85,512
Deferred income taxes	3,925	6,779
Income tax payable	9,627	9,383
Operating lease liabilities, long-term	4,170	5,845
Other long-term liabilities	1,933	2,125
Total liabilities	113,318	109,644
Contingencies (Note 15)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 34,774,156 and 35,417,712 shares issued and outstanding at December 31, 2021 and December 31, 2020	352	363
Additional paid-in capital	80,254	65,613
Retained earnings	973,087	1,125,263
Accumulated other comprehensive losses	(156,585)	(149,711)
Total stockholders' equity	897,108	1,041,528
Total liabilities and stockholders' equity	$1,010,426	$1,151,172

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Operating activities
Net income (loss)	$(127,996)	$(30,768)	$1,720
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,381	32,389	34,020
Release of contingent consideration	-	-	(2,001)
Stock-based compensation expense	14,895	12,914	15,721
Impairments	-	7,719	-
Restructuring and other charges	75,214	35,380	174
Gain on sale of property, plant and equipment	(4,482)	(587)	(1,511)
Deferred income taxes	(8,701)	4,950	598
Changes in operating assets and liabilities:
Trade receivables, net	13,469	(9,522)	10,783
Unbilled receivables	37,721	216	(57,032)
Inventories, net	(5,482)	(28,290)	(14,054)
Prepaids and other assets	10,650	(24,930)	10,980
Accounts payable and accrued expenses	3,015	(20,387)	15,343
Other, net	(256)	(172)	(63)
Net cash provided by (used in) operating activities	38,428	(21,088)	14,678
Investing activities
Purchase of property, plant and equipment	(9,990)	(11,943)	(11,501)
Proceeds from sale of equipment	6,783	6,315	3,030
Net cash used in investing activities	(3,207)	(5,628)	(8,471)
Financing activities
Proceeds from exercise of stock options	-	-	2,181
Repurchase of common shares	(24,191)	(25,000)	(26,570)
Other	(109)	(183)	(183)
Net cash used in financing activities	(24,300)	(25,183)	(24,572)
Effect of exchange rate changes on cash activities	(1,425)	(1,092)	(789)
Increase (decrease) in cash and cash equivalents	9,496	(52,991)	(19,153)
Cash and cash equivalents at beginning of year	345,955	398,946	418,100
Cash and cash equivalents at end of year	$355,451	$345,955	$398,946

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(In thousands)
Balance at December 31, 2018	$376	$34,953	$1,205,946	$(145,113)	$1,096,162
Foreign currency translation adjustment	-	-	-	1,550	1,550
Net income	-	-	1,720	-	1,720
Comprehensive income	-	-	-	-	3,270
Repurchase of common stock (615,940 shares)	(6)	-	(26,564)	-	(26,570)
Options exercised and awards vested (478,246 shares)	-	2,181	-	-	2,181
Stock option expense	-	15,721	-	-	15,721
Other	1	15	(79)	-	(63)
Balance at December 31, 2019	371	52,870	1,181,023	(143,563)	1,090,701
Foreign currency translation adjustment	-	-	-	(6,148)	(6,148)
Net loss	-	-	(30,768)	-	(30,768)
Comprehensive loss	-	-	-	-	(36,916)
Repurchase of common stock (808,389 shares)	(8)	-	(24,992)	-	(25,000)
Payroll taxes for shares withheld	-	(171)	-	-	(171)
Stock option expense	-	12,914	-	-	12,914
Balance at December 31, 2020	363	65,613	1,125,263	(149,711)	1,041,528
Foreign currency translation adjustment	-	-	-	(6,874)	(6,874)
Net loss	-	-	(127,996)	-	(127,996)
Comprehensive loss	-	-		-	(134,870)
Repurchase of common stock (1,063,962 shares)	(11)	-	(24,180)	-	(24,191)
Payroll taxes for shares withheld	-	(254)	-	-	(254)
Stock option expense	-	14,895	-	-	14,895
Balance at December 31, 2021	$352	$80,254	$973,087	$(156,585)	$897,108

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

Inventory Reserves

Periodically, obsolescence reviews are performed on slow moving and excess inventories and reserves are established based on current assessments about future demands and market conditions. The Company determines the reserve percentages based on an analysis of stocking levels, historical sales levels and future sales forecasts anticipated for inventory items by product type. The inventory values have been reduced by a reserve for slow moving and excess inventories of $129.0 million and $82.1 million as of December 31, 2021 and 2020, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to be generated by the asset, an impairment charge is recognized by reflecting the asset at its fair value. We review the recoverability of the carrying value of our assets based upon estimated future cash flows while taking into consideration assumptions and estimates, including the future use of the asset, remaining useful life of the asset and service potential of the asset. In the fourth quarter of 2021, we wrote-down long-lived assets of approximately $4.2 million related to our R&D facility in Singapore.

Restructuring and other charges

Restructuring and other charges consist of costs associated with our global strategic plan that was initiated in 2018 to better align our operations with market conditions. During 2021, the Company incurred additional costs under the 2018 global strategic plan as we exited from certain underperforming countries and markets and shifted from manufacturing in-house to a vendor outsourcing model which resulted in inventory write-downs of approximately $19.3 million, severance charges of $2.7 million and other charges of $4.0 million, consisting of facilities-related market exit costs and consulting fees. This concluded our 2018 global strategic plan as of the third quarter of 2021. In the fourth quarter of 2021, in an effort to realign our subsea product business with the market conditions, we initiated a 2021 global strategic plan. As part of the 2021 global strategic plan we discontinued certain product categories which resulted in inventory write-downs, long-lived asset write-downs and severance charges of approximately $47.7 million, $4.2 million, and $1.0 million, respectively, during the fourth quarter of 2021.

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

Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in unbilled receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2021 and 2020, unbilled receivables included $58.7 million and $96.5 million of unbilled receivables related to products accounted for using over time method of accounting, respectively. For the year ended December 31, 2021, there were 54 projects representing approximately 21.7% of the Company’s total revenues and approximately 32.7% of its product revenues, and 57 projects during 2020 representing approximately 33.2% of the Company’s total revenues and approximately 46.9% of its product revenues, which were accounted for using over time method of accounting.

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

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. The Company had, net of income taxes, a transaction loss of $0.7 million in 2021, a transaction loss of $1.9 million in 2020 and a transaction gain of $1.3 million in 2019.

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

4. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Twelve Months Ended
	December 31, 2021
	Western Hemisphere	Eastern Hemisphere	Asia- Pacific	Total
	(In thousands)
Product Revenues	$146,609	$34,912	$32,239	$213,760
Service Revenues	45,680	10,268	18,195	74,143
Total	$192,289	$45,180	$50,434	$287,903

	Twelve Months Ended
	December 31, 2020
	Western Hemisphere	Eastern Hemisphere	Asia- Pacific	Total
	(In thousands)
Product Revenues	$151,351	$56,038	$51,445	$258,834
Service Revenues	45,536	14,332	15,709	75,577
Total	$196,887	$70,370	$67,154	$334,411

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2020	$135,973
Additions	97,721
Transfers to Accounts Receivable	(135,978)
Contract Assets at December 31, 2021	$97,716

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2020	$10,815
Additions	5,936
Revenue Recognized	(7,529)
Contract Liabilities at December 31, 2021	$9,222

Contract asset receivables were $97.7 million and $136.0 million for the years ended December 31, 2021 and 2020, respectively. Contract assets include unbilled accounts receivable associated with contracts accounted for under the over time accounting method which were approximately $58.7 million and $96.5 million at December 31, 2021 and 2020, respectively. Unbilled contract assets are transferred to the trade receivables, net, when the rights become unconditional. The contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of December 31, 2021.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $65.8 million as of December 31, 2021. The Company expects to recognize revenue on approximately 86.3% of the remaining performance obligations over the next 12 months and the remaining 13.7% thereafter.

The Company applies the practical expedient available under the new revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

5. Inventories, net

Inventories consist of the following:

	December 31,
	2021	2020
	(In thousands)
Raw materials and supplies	$27,398	$32,833
Work in progress	28,361	44,924
Finished goods	218,946	216,928
	274,705	294,685
Less: allowance for slow moving and excess inventory	(128,981)	(82,149)
Total inventory	$145,724	$212,536

6. Property, Plant and Equipment, net

Property, plant and equipment consists of:

	Estimated Useful	December 31,
	Lives	2021	2020
		(In thousands)
Land improvements	10-25 years	$7,374	$7,379
Buildings	15-40 years	206,037	206,732
Machinery, equipment and other	3-10 years	398,995	390,803
		612,406	604,914
Less accumulated depreciation		(419,834)	(399,095)
		192,572	205,819
Land		12,261	12,408
Construction work in process		11,367	16,596
Total property, plant and equipment		$216,200	$234,823

Depreciation expense totaled $27.2 million, $28.7 million and $31.0 million for 2021, 2020 and 2019, respectively.

7. Restructuring and Other Charges

In the fourth quarter of 2021, in an effort to realign our subsea product business with the market conditions, we initiated a 2021 global strategic plan. As part of the 2021 global strategic plan we discontinued certain product categories which resulted in inventory write-downs, long-lived asset write-downs and severance charges of approximately $47.7 million, $4.2 million, and $1.0 million, respectively.

During 2021, the Company incurred additional costs under the 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we exited certain underperforming countries and markets and shifted from manufacturing in-house to a vendor sourcing model which resulted in inventory write-downs of approximately $19.3 million, severance charges of $2.7 million and other charges of $4.0 million, consisting of facilities-related market exit costs and consulting fees. This concluded our 2018 global strategic plan as of the third quarter of 2021.

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

The following table summarizes the components of charges included in "Restructuring and other charges" in our Consolidated Statements of Income (Loss) for the year ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Inventory write-down	$66,910	$17,272	$-
Severance	3,760	8,462	1,125
Long-lived asset write-down	4,240	8,269	-
Other	4,023	1,377	3,271
	$78,933	$35,380	$4,396

The following table summarizes the changes to our accrued liability balances related to restructuring and other charges as of December 30, 2021 (in thousands):

December 31, 2021
Balance at January 1, 2021	$1,146
Additions for costs expensed	5,577
Reductions for payments	(2,723)
Ending balance at December 31, 2021	$4,000

8. Goodwill

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

9. Intangible Assets

Intangible assets, the majority of which were acquired in the acquisition of TIW and OPT, consist of the following:

	Estimated Useful Lives	2021
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
	(In thousands)
Trademarks	15 years	$8,257	$(1,579)	$(23)	$6,655
Patents	15 - 30 years	6,058	(3,285)	(1)	2,772
Customer relationships	5 - 15 years	26,078	(9,128)	(38)	16,912
Organizational Costs	3 years	185	(76)	(2)	107
		$40,578	$(14,068)	$(64)	$26,446

	Estimated Useful Lives	2020
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,238	$(1,033)	$(5)	$7,200
Patents	15 - 30 years	6,054	(2,715)	(2)	3,337
Customer relationships	5 - 15 years	25,966	(7,304)	65	18,727
Organizational costs	indefinite	179	(15)	6	170
		$40,437	$(11,067)	$64	$29,434

Amortization expense was $3.0 million, $3.0 million, $2.9 million, respectively for each of the years 2021, 2020 and 2019. Based on the carrying value of intangible assets at December 31, 2021, amortization expense for the subsequent five years is estimated to be as follows: 2022 — $2.8 million; 2023 — $2.8 million; 2024 — $2.8 million ; 2025 — $2.8 million; and 2026 — $2.8 million.

10. Leases and Lease Commitments

We lease facilities related to sales and service, manufacturing, reconditioning, certain office spaces, apartments and warehouse, all of which we classify as operating leases. In addition, we also lease certain office equipment and vehicles, which we classify as financing leases. Leases with an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance Sheets; short-term lease expense for the twelve months ended December 31, 2021 was approximately $1.3 million.

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

		December 31, 2021	December 31, 2020
	Classification	(In thousands)	(In thousands)
Assets
Operating	Operating lease right of use assets	$5,258	$6,962
Finance	Other assets	164	228
Total lease assets		$5,422	$7,190

Liabilities
Current
Operating	Operating lease liabilities	$1,046	$1,110
Finance	Other accrued liabilities	127	141

Noncurrent
Operating	Operating lease liabilities, long-term	4,170	5,845
Finance	Other long-term liabilities	52	93
Total lease liabilities		$5,395	$7,189

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is based on our rate for the ABL Credit Facility (as defined herein).

Our lease costs are as follows:

		Twelve Months Ended
		December 31, 2021	December 31, 2020	December 31, 2019
		(In thousands)	(In thousands)	(In thousands)
	Classification
Operating lease cost	Selling, general and administrative	$1,602	$1,617	$1,713
Short-term lease costs	Selling, general and administrative	1,296	2,173	2,104
Amortization of leased assets	Selling, general and administrative	114	186	361
Interest on lease liabilities	Net interest expense	59	14	25
Total lease cost		$3,071	$3,990	$4,203

The Company leases certain offices, shop and warehouse facilities, automobiles and equipment. Total lease expense incurred was $2.9 million, $3.8 million, and $3.8 million in 2021, 2020 and 2019, respectively. The five year and beyond maturity of our lease obligations is presented below:

	Twelve months ended
	December 31, 2021
	Operating	Finance
	Leases	Leases	Total
	(In thousands)
2022	$1,266	$135	$1,401
2023	758	33	791
2024	515	20	535
2025	493	-	493
2026	493	-	493
After 2026	3,362	-	3,362
Total lease payments	6,887	188	7,075
Less: interest	1,671	9	1,680
Present value of lease liabilities	$5,216	$179	$5,395

The lease term and discount rate for our operating and finance leases is as follows:

December 31, 2021
Weighted average remaining lease term (years)
Operating leases	11.3
Finance leases	1.7

Weighted average discount rate
Operating leases	5.1%
Finance leases	5.5%

We had no material non-cash financing or operating leases entered into during the twelve months ended December 31, 2021.

Other information pertaining to our lease obligations is as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)	(In thousands)	(In thousands)
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,591	$1,615	$1,737
Operating cash flows from finance leases	59	16	28
Financing cash flows from finance leases	109	183	183

11. Income Taxes

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Domestic	$(135,403)	$(76,056)	$(51,041)
Foreign	10,353	14,007	61,470
Total	$(125,050)	$(62,049)	$10,429

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current:
Federal	$833	$(44,752)	$(569)
Foreign	10,579	8,454	8,513
Total current	11,412	(36,298)	7,944
Deferred:
Federal	(56)	-	-
Foreign	(8,410)	5,017	765
Total deferred	(8,466)	5,017	765
Total	$2,946	$(31,281)	$8,709

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

	Year Ended December 31,
	2021	2020	2019
Federal income tax statutory rate	21.00%	21.00%	21.00%
CARES Act NOL rate differential (2019 and 2020)	-	32.60	-
Accrual for undistributed earnings	0.79	(5.15)	-
Foreign income tax rate differential	-	(1.03)	16.20
Foreign development tax incentive	(0.24)	(0.38)	(0.91)
Nondeductible goodwill impairment	-	(2.42)	-
Exempt income	0.54	1.25	(24.02)
Foreign taxes and inclusions (net of FTC)	(1.15)	(9.26)	21.00
Nondeductible expenses	(2.82)	(5.35)	15.51
Manufacturing benefit	-	(7.32)	-
Change in valuation allowance	(21.87)	28.26	24.96
Changes to prior year accruals	0.23	(3.15)	6.28
Deferred tax rate change	0.11	(0.10)	(0.36)
Change in uncertain tax positions	(0.19)	(0.83)	4.31
Interest on net equity	0.41	-	-
General business credits	1.31	2.32	(11.14)
Branch income	(0.29)	(0.31)	9.64
Other	(0.19)	0.28	1.03
Effective tax rate	-2.36%	50.41%	83.50%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	As of December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Foreign tax credit carryforward	$9,190	$4,202
General business credit carryforward	3,853	2,347
Inventory	22,178	13,536
Net operating losses	21,348	1,250
Allowance for doubtful accounts	1,043	490
Reserve for accrued liabilities	3,161	4,029
Stock options	868	1,670
Unrealized gain/loss	1,217	1,554
Disallowed interest carryforward	2,071	1,912
Other	221	1,939
Total deferred tax assets	65,150	32,929
Valuation allowance	(44,235)	(17,049)
Deferred tax liabilities:
Property, plant and equipment	(7,233)	(6,048)
Goodwill & Intangibles	(1,796)	(1,903)
Deferred revenue	(1,258)	(3,415)
Reserve for unremitted earnings	(2,586)	(3,608)
Other	(586)	(1,917)
Total deferred tax liability	(13,459)	(16,891)
Net deferred tax asset	$7,456	$(1,011)

The Company has $9.2 million of excess foreign tax credits of which $4.7 million will expire in years ending 2024-2031 and $4.5 million are carried forward indefinitely. The Company has $3.9 million of general business credits which expire in tax year ending 2037-2041.

Tax operating loss carryforwards totaled $100.9 million (gross) at December 31, 2021. These operating losses will expire as shown in the table below.

Tax operating losses	Expiration
(in thousands)
$2,228	2022-2027
-	2028-2034
1,843	2035-2040
96,837	Indefinite
$100,908

The United States gross loss carryforwards of approximately $95.8 million, includes $94.7 million of losses which are indefinite and the remaining are in relation to various foreign jurisdictions.

In assessing the realizability of our deferred tax assets, the Company has assessed whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, the Company considered taxable income in prior years, if carryback is permitted, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company has a three-year cumulative loss at December 31, 2021 in the United States and certain foreign jurisdictions and has recorded a valuation allowance at December 31, 2021 of $44.2 million against deferred tax assets in those jurisdictions.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and includes tax relief provisions and incentives for businesses impacted by COVID-19. The CARES Act includes provisions relating to net operating loss carryback periods. The Company has $14.8 million in outstanding NOL carryback claims as of December 31, 2021 including the estimated carryback claim relating to the 2020 tax year, which is reflected in Prepaids and other current assets on the consolidated balance sheet. The Company expects to receive carryback claims by the end of 2022.

As the Company no longer asserts the indefinite reinvestment assertion, we maintain a deferred foreign tax liability, which had a balance of $2.6 million as of December 31, 2021. It is primarily related to estimated foreign withholding tax associated with repatriating all non-U.S. earnings back to the United States.

U.S. Tax Reform subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (GILTI). We have elected to account for GILTI in the year that the tax is incurred as a period expense.

The Company operates in multiple jurisdictions with complex tax and regulatory environments and our tax returns are periodically audited or subjected to review by tax authorities. We monitor tax law changes and the potential impact to our results of operations.

The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had an accrual for uncertain tax position of $18.6 million at December 31, 2021 due to uncertainty in tax positions taken in the U.S. and certain foreign tax jurisdictions. The tax years which remain subject to examination by major tax jurisdictions are the years ended December 31, 2016 through December 31, 2021.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	2021	2020	2019
	(In thousands)
Balance at beginning of year	$18,665	$18,665	$18,648
Additions for tax positions related to the current year	3	3	-
Reductions for tax positions related to the prior year	(50)	(3)	17
Balance at end of year	$18,618	$18,665	$18,665

The amounts above exclude accrued interest and penalties of $2.4 million, $2.1 million and $1.6 million at December 31, 2021, 2020 and 2019 respectively. The Company classifies interest and penalties relating to uncertain tax positions within Tax expense(benefit) in the Consolidated Statements of Income (Loss).

It is reasonably possible that the Company's existing liabilities for unrecognized tax benefits may increase or decrease in the year ending December 31, 2021, primarily due to the progression of any audits and the expiration of statutes of limitation. However, the Company cannot reasonably estimate a range of potential changes in its existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of any possible audits. As of December 31, 2021, if recognized, $7.3 million of the Company's unrecognized tax benefits would favorably impact the effective tax rate.

The Company paid net income taxes of $2.0 million in 2021 and received net income tax refunds of $18.2 million and $10.9 million in 2020 and 2019, respectively.
12. Other Accrued Liabilities

Current other accrued liabilities consist of the following:

	December 31,
	2021	2020
	(In thousands)
Accrued vendor costs	$13,359	$10,610
Property, sales and other taxes	5,911	6,014
Commissions payable	1,450	1,065
Payroll taxes	3,621	4,760
Accrued restructuring costs	3,000	-
Accrued severance	1,001	1,147
Accrued bonus	5,700	-
Other	3,204	2,685
Total	$37,246	$26,281

13. Employee Benefit Plans

The Company sponsors a defined-contribution (cash balance) 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. Due to cost containment measures put in place in response to COVID-19, the Company suspended the employer match for U.S. employees starting July 1, 2020 with the expectation that the match will resume when market conditions recover. The Company’s contribution expense under these plans was $1.0 million, $2.5 million and $4.1 million in 2021, 2020 and 2019, respectively.

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

The Company's ABL Credit Facility, dated February 23, 2018, as amended was terminated effective February 22, 2022 and otherwise would have matured on February 23, 2023. We have approximately $0.2 million of unamortized debt issuance costs as of

December 31, 2021 that will be written off upon early termination of the credit facility. In addition, we opened a new account with JP Morgan Chase Bank, N.A., to facilitate our existing and future letters of credit. We transferred approximately $7.1 million of letters of credit upon termination of our ABL Credit Facility to JP Morgan Chase, N.A.

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

16. Geographic Segments

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Western Hemisphere
Revenues
Products
Point in Time	$99,051	$79,433	$108,006
Over Time	47,558	71,918	54,061
Total Products	146,609	151,351	162,067
Services
Technical Advisory	36,897	33,431	31,962
Reconditioning	8,783	12,105	10,733
Total Services (excluding Leasing)	45,680	45,536	42,695
Leasing	20,944	18,448	22,202
Total Services (including Leasing)	66,624	63,984	64,897
Intercompany	14,084	13,015	12,856
Total	$227,317	$228,350	$239,820
Depreciation and amortization	$17,889	$19,716	$21,737
Income (loss) before taxes	$(32,033)	$3,067	$19,882
Eastern Hemisphere
Revenues
Products
Point in Time	$21,188	$30,191	$65,416
Over Time	13,724	25,847	20,641
Total Products	34,912	56,038	86,057
Services
Technical Advisory	7,920	9,489	15,100
Reconditioning	2,348	4,843	3,409
Total Services (excluding Leasing)	10,268	14,332	18,509
Leasing	5,970	7,610	12,351
Total Services (including Leasing)	16,238	21,942	30,860
Intercompany	2,056	2,375	1,267
Total	$53,206	$80,355	$118,184
Depreciation and amortization	$4,027	$3,820	$4,163
Income before taxes	$4,502	$3,284	$28,045

	Year Ended December 31,
Asia-Pacific	2021	2020	2019
	(In thousands)
Revenues
Products
Point in Time	$23,531	$27,897	$44,908
Over Time	8,708	23,548	10,247
Total Products	32,239	51,445	55,155
Services
Technical Advisory	16,824	12,372	9,369
Reconditioning	1,371	3,337	1,445
Total Services (excluding Leasing)	18,195	15,709	10,814
Leasing	8,128	4,504	4,956
Total Services (including Leasing)	26,323	20,213	15,770
Intercompany	9,047	13,084	5,792
Total	$67,609	$84,742	$76,717
Depreciation and amortization	$4,777	$5,126	$5,038
Income before taxes	$4,860	$5,921	$27,302
Corporate
Depreciation and amortization	$3,688	$3,727	$3,082
Loss before taxes	$(102,379)	$(74,321)	$(64,800)
Consolidated
Revenues
Products
Point in Time	$143,770	$137,521	$218,330
Over Time	69,990	121,313	84,949
Total Products	213,760	258,834	303,279
Services
Technical Advisory	61,641	55,292	56,431
Reconditioning	12,502	20,285	15,587
Total Services (excluding Leasing)	74,143	75,577	72,018
Leasing	35,042	30,562	39,509
Total Services (including Leasing)	109,185	106,139	111,527
Intercompany	25,187	28,474	19,915
Eliminations	(25,187)	(28,474)	(19,915)
Total	$322,945	$364,973	$414,806
Depreciation and amortization	$30,381	$32,389	$34,020
Income (loss) before taxes	$(125,050)	$(62,049)	$10,429

	December 31,
	2021	2020
	(In thousands)
Total long-lived assets:
Western Hemisphere	$335,760	$350,577
Eastern Hemisphere	224,345	222,741
Asia-Pacific	58,308	68,600
Eliminations	(353,536)	(353,939)
Total	$264,877	$287,979

Total assets:
Western Hemisphere	$686,361	$769,649
Eastern Hemisphere	805,574	779,147
Asia-Pacific	184,097	186,808
Eliminations	(665,606)	(584,432)
Total	$1,010,426	$1,151,172

During 2021, we recorded inventory write-downs of approximately $66.9 million. Out of these, $44.2 million was recorded in the Western Hemisphere, $13.0 million in the Asia-Pacific region and $9.7 million in the Eastern Hemisphere. Additionally, we wrote-down approximately $4.2 million of our long-lived assets in the Asia-Pacific region. During 2020, we wrote down $25.5 million related to inventory and long-lived assets balances, with $22.3 million recorded in the Eastern Hemisphere and $3.2 million in the Western Hemisphere. We also recorded a full impairment of our goodwill balance of $7.7 million during the first quarter of 2020, all of which was in the Eastern Hemisphere.

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

17. Stock Repurchase Plan

On February 26, 2019, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. During the year ended December 31, 2021, the Company purchased 1,109,187 shares at an average price of $21.79 under the share repurchase plan for approximately $24.2 million. During the year ended December 31, 2020, the Company purchased 808,389 shares at an average price of $30.91 under the share repurchase plan for approximately $25.0 million. During the year ended December 31, 2019, the Company purchased 615,940 shares at an average price of $43.12 under the share repurchase plan for approximately $26.6 million. Refer to Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion.

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

On May 12, 2017, the Company’s stockholders approved the 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (the “2017 Plan”), which reserved up to 1,500,000 shares of common stock to be used for awards under the 2017 Plan. Persons eligible for awards under the 2017 Plan are employees of the Company or any of its subsidiaries and members of the Board of Directors. On May 12, 2021, the Company’s stockholders approved an amendment to the 2017 Plan to add 1,900,000 shares of common stock to be used for awards under the 2017 Plan.

Stock Options

The last outstanding options granted under the 2004 Plan expired on October 28, 2021. No stock options have been granted under the 2017 Plan. Options granted under the 2004 Plan had term of ten years and were exercisable in cumulative annual increments of one-fourth of the total number of shares of common stock subject thereto, beginning on the first anniversary of the date of the grant.

Restricted Stock Awards

On October 28, 2021 and 2020 and 2019, pursuant to the 2017 Plan, the Company awarded officers, directors and key employees restricted stock awards (RSAs), which is an award of common stock subject to time vesting. These RSA are restricted as to transference, sale and other disposition, and vest ratably over a three-year period. The RSAs may also vest in the event of a change of control. Upon termination, whether voluntary or involuntary, the RSAs that have not vested will be returned to the Company resulting in stock forfeitures. The fair market value of the stock on the date of grant is amortized and charged to selling, general and administrative expense over the stipulated time period over which the RSAs vest on a straight-line basis, net of estimated forfeitures.

The Company’s RSA activity and related information is presented below:

	Restricted Stock	Weighted- average Grant Date Fair Value
Unvested at December 31, 2020	480,776	$30.20
Granted	276,783	23.96
Vested	(265,840)	32.21
Forfeited	(26,684)	27.78
Unvested at December 31, 2021	465,035	$25.48

RSA compensation expense for the years ended December 31, 2021, 2020 and 2019 totaled $8.0 million, $7.5 million and $8.6 million, respectively. For 2021, 2020 and 2019, the income tax benefit recognized in net income for RSAs was $1.3 million, $1.1 million and $2.0 million, respectively. As of December 31, 2021, there was $5.9 million of total unrecognized compensation cost related to unvested RSAs, which is expected to be recognized over a weighted average period of 2.9 years. There were 485,047 anti-dilutive restricted shares on December 31, 2021.

Performance Unit Awards

On October 28, 2021, 2020 and 2019, pursuant to the 2017 Plan, the Company awarded performance unit awards (Performance Units) to officers and key employees. The Performance Units were valued on a per unit basis based on a Monte Carlo simulation at $29.88 for the 2021 grants, $32.05 for the 2020 grants, and $48.47 for the 2019 grants, approximately 126.9%, 134.3% and 108.9%, respectively, of the grant date share price. Under the terms of the Performance Units, participants may earn from 0% to 200% of their target award based upon the Company’s relative total share return (TSR) in comparison to the 15 component companies of the Philadelphia Oil Service Index and, starting with the 2020 grants, the S&P 500 Index.

The TSR is calculated over a three -year period from October 1, 2021 and 2020 and 2019 to September 30, 2024 and 2023, and 2022, respectively, and assumes reinvestment of dividends for companies within the index that pay dividends, which Dril-Quip does not.

Assumptions used in the Monte Carlo simulation are as follows:

	2021	2020	2019
Grant date	October 28, 2021	October 28, 2020	October 28, 2019
Performance period	October 1, 2021 to September 30, 2024	October 1, 2020 to September 30, 2023	October 1, 2019 to September 30, 2022
Volatility	56.1%	50.9%	38.8%
Risk-free interest rate	0.8%	0.2%	1.7%
Grant date price	$23.54	$23.86	$44.53

The Company’s Performance Unit activity and related information is presented below:

	Number of Performance Units	Weighted Average Grant Date Fair Value Per Unit
Unvested balance at December 31, 2020	330,967	$42.10
Granted	96,111	29.88
Vested	(166,693)	45.52
Forfeited	(36,011)	38.92
Unvested balance at December 31, 2021	224,374	$34.83

Performance Unit compensation expense was $5.5 million, $4.0 million and $9.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The income tax benefit recognized in net income for Performance Units was $0.7 million, $0.8 million and $1.9 million, for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $5.0 million of total unrecognized compensation expense related to unvested Performance Units which is expected to be recognized over a weighted average period of 2.2 years. There were 324,781 anti-dilutive Performance Units at December 31, 2021.

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

The Company's DSA activity for the year ended December 31, 2021 is presented below:

	DSA Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2020	62,196	$30.18
Granted	52,455	25.61
Vested	(43,865)	29.94
Unvested balance at December 31, 2021	70,786	$26.94

Director stock compensation awards expense for 2021 was $1,396,356 as compared to $1,464,590 for 2020 and $782,125 for 2019. For 2021, 2020, and 2019, the income tax benefit recognized in net income for DSAs was $230,971, $208,106, and $58,901, respectively. There was $1,030,916 of unrecognized compensation expense related to unvested DSAs, which is expected to be recognized over a weighted average period of one year. There were 62,363 anti-dilutive DSA shares on December 31, 2021.

Equity Compensation Plan Information

The following table summarizes information for equity compensation plans in effect as of December 31, 2021 :

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plan
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	224,374	$34.83	1,549,243
Total	224,374	$34.83	1,549,243

(1)
Excludes 535,821 shares of unvested RSAs and DSAs, which were granted pursuant to the 2017 Plan and the 2004 Plan. Includes 224,,374 unvested Performance Units shown at 100% level of performance achievement.
(2)
The weighted average exercise price does not take into account 224,374 unvested Performance Units, which do not have an exercise price.

19. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation.

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Net income (loss)	$(127,996)	$(30,768)	$1,720
Weighted average basic common shares outstanding	35,331	35,260	35,839
Effect of dilutive securities - stock options and awards	-	-	313
Total shares and dilutive securities	35,331	35,260	36,152
Basic income (loss) per common share	$(3.62)	$(0.87)	$0.05
Diluted income (loss) per common share	$(3.62)	$(0.87)	$0.05

For the years ended December 31, 2021, 2020 and 2019, the Company has excluded the following common stock options and awards because their impact on the loss per share is anti-dilutive (in thousands on a weighted average basis):

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Director stock awards	62	49	6
Stock options	46	109	185
Performance share units	325	349	15
Restricted stock awards	485	352	46

20. Subsequent Events

The Company's ABL Credit Facility, dated February 23, 2018, as amended was terminated effective February 22, 2022 and otherwise would have matured on February 23, 2023. We have approximately $0.2 million of unamortized debt issuance costs as of December 31, 2021 that will be written off upon early termination of the credit facility. In addition, we opened a new account with JP Morgan Chase Bank, N.A., to facilitate our existing and future letters of credit. We transferred approximately $7.1 million of letters of credit upon termination of our ABL Credit Facility to JP Morgan Chase, N.A.

On February 22, 2022, the Board of Directors authorized an incremental $100 million share repurchase authorization plan. This results in a cumulative authorized amount of approximately $118 million currently available for share repurchases.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 48 of this Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

On February 22, 2022, the Company terminated its existing $100.0 million ABL Credit Facility, dated February 23, 2018, with JP Morgan Chase Bank, N.A., as administrative agent, issuing bank, swingline lender, sole bookrunner and sole lead arranger, the lenders named therein, and the guarantors named therein. We repaid in full the principal, accrued and unpaid interest, fees and other amounts (other than obligations not then due and payable or that by their terms survive the termination thereof) outstanding under the ABL Credit Facility. All commitments to extend credit thereunder were terminated and any security interests and guarantees in connection therewith were terminated and/or released.

Under its terms, the ABL Credit Facility was due to expire February 23, 2023. The Company did not have any borrowings outstanding under the ABL Credit Facility, and the Company did not incur any termination penalties in connection with the termination of the ABL Credit Facility. Some of the lenders under the ABL Credit Facility, and their affiliates, have various relationships with us and our subsidiaries involving the provision of financial services, including lending, cash management, trust services and foreign exchange arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “2022 Proxy Statement”) for its annual meeting of stockholders to be held on May 17, 2022, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11. Executive Compensation

The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2022 Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2022 Proxy Statement, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2022 Proxy Statement, which section is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Registered Public Accounting Firm—Fees Paid to PwC” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2022 Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

All financial statements of the registrant are set forth under Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charges to costs and expenses	Recoveries and write offs	Balance at end of period
	(In thousands)
Allowance for doubtful trade receivables
December 31, 2021	$2,155	$3,933	$(841)	$5,247
December 31, 2020	$2,214	$1,876	$(1,935)	$2,155
December 31, 2019	$5,666	$617	$(4,069)	$2,214
Allowance for slow moving and excess inventory
December 31, 2021	$82,149	$61,905	$(15,073)	$128,981
December 31, 2020	$71,020	$15,595	$(4,466)	$82,149
December 31, 2019	$108,567	$1,032	$(38,579)	$71,020

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

Employment Agreement, dated as of December 8, 2011, between the Company and Blake T. DeBerry (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 12, 2011, File No. 001-13439).

*+10.2

Separation and Release Agreement, dated as of September 1, 2021, between the Company and Mr. DeBerry (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2021, File No. 001-13439).

*+10.4	—

Employment Agreement, dated as of December 2, 2021, between the Company and Mr. Webster (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 3, 2021, File No. 001-13439).

*+10.5	—

Employment Agreement, dated as of December 2, 2021, between the Company and Mr. Bird (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 3, 2021, File No. 001-13439).

*+10.6	—

Employment Agreement, dated as of May 16, 2019, between the Company and Mr. Kumar (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on May 20, 2019).

*+10.7	—

Employment Agreement, dated as of December 2, 2021, between the Company and Mr. McClure (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2021).

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

**10.21	—	2020 Performance Unit Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc.

**10.22	—	2022 Amended and Restated Stock Compensation Program for Directors under 2017 Omnibus Incentive Plan of Dril-Quip, Inc.

**21.1	—	Subsidiaries of the Registrant.

**23.1	—	Consent of PricewaterhouseCoopers LLP.

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey J. Bird.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Kyle F. McClure.

**32.1	—	Section 1350 Certification of Jeffrey J. Bird.

**32.2	—	Section 1350 Certification of Kyle F. McClure.

**101.INS	—	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

**101.SCH	—	Inline XBRL Schema Document

**101.CAL	—	Inline XBRL Calculation Document

**101.DEF	—	Inline XBRL Definition Linkbase Document

**101.LAB	—	Inline XBRL Label Linkbase Document

**101.PRE	—	Inline XBRL Presentation Linkbase Document

104	—	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (included as exhibit 101).

*	Incorporated herein by reference as indicated.

**	Filed with this report.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2022.

DRIL-QUIP, INC.

By:	/S/ JEFFREY J. BIRD
Jeffrey J. Bird President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ JOHN V. LOVOI	Chairman of the Board	February 23, 2022
JOHN V. LOVOI
/S/ JEFFREY J. BIRD	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2022
JEFFREY J. BIRD
/S/ KYLE F. MCCLURE	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)	February 23, 2022
KYLE F. MCCLURE /S/ A.P. SHUKIS	Director	February 23, 2022
A.P. SHUKIS
/S/ TERENCE B. JUPP	Director	February 23, 2022
TERENCE B. JUPP
/S/ STEVEN L. NEWMAN	Director	February 23, 2022
STEVEN L. NEWMAN
/S/ AMY SCHWETZ	Director	February 23, 2022
AMY SCHWETZ

/S/ DARRYL K. WILLIS	Director	February 23, 2022
DARRYL K. WILLIS