Form 10-Q
period 2022-03-31
DRIL-QUIP INC
filed 2022-04-28
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 25, 2022, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 34,518,858.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	December 31, 2021
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$338,008	$355,451
Trade receivables, net	86,375	100,987
Unbilled receivables	109,548	102,597
Inventories, net	141,289	145,724
Prepaids and other current assets	42,156	40,790
Total current assets	717,376	745,549
Operating lease right of use assets	4,900	5,258
Property, plant and equipment, net	212,944	216,200
Deferred income taxes	11,021	11,381
Intangible assets	25,684	26,446
Other assets	6,185	5,592
Total assets	$978,110	$1,010,426
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,599	$35,232
Accrued income taxes	3,583	4,102
Contract liabilities	6,504	9,746
Accrued compensation	7,399	6,291
Operating lease liabilities	919	1,046
Other accrued liabilities	15,317	37,246
Total current liabilities	70,321	93,663
Deferred income taxes	4,335	3,925
Income tax payable	9,725	9,627
Operating lease liabilities, long-term	3,965	4,170
Other long-term liabilities	1,989	1,933
Total liabilities	90,335	113,318
Contingencies (Note 12)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 34,518,858 and 34,774,156 shares issued and outstanding at March 31, 2022 and December 31, 2021	349	352
Additional paid-in capital	82,781	80,254
Retained earnings	958,344	973,087
Accumulated other comprehensive losses	(153,699)	(156,585)
Total stockholders' equity	887,775	897,108
Total liabilities and stockholders' equity	$978,110	$1,010,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 31,
	2022	2021
	(In thousands, except per share data)
Revenues:
Products	$55,642	$55,583
Services	17,499	17,667
Leasing	9,996	7,989
Total revenues	83,137	81,239
Cost and expenses:
Cost of sales:
Products	48,038	41,204
Services	8,784	9,350
Leasing	7,173	6,233
Total cost of sales	63,995	56,787
Selling, general and administrative	22,393	29,558
Engineering and product development	3,676	4,037
Restructuring and other charges	32	25,020
Gain on sale of property, plant and equipment	(114)	(3,955)
Foreign currency transaction (gains) and losses	(1,254)	1,374
Total costs and expenses	88,728	112,821
Operating loss	(5,591)	(31,582)
Interest income	203	49
Interest expense	(54)	(439)
Loss before income taxes	(5,442)	(31,972)
Income tax provision (benefit)	3,496	2,386
Net loss	$(8,938)	$(34,358)
Loss per common share:
Basic	$(0.26)	$(0.97)
Diluted	$(0.26)	$(0.97)
Weighted average common shares outstanding:
Basic	34,494	35,385
Diluted	34,494	35,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 31,
	2022	2021
	(In thousands)
Net income (loss)	$(8,938)	$(34,358)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,886	(2,090)
Total comprehensive income (loss)	$(6,052)	$(36,448)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31,
	2022	2021
	(In thousands)
Operating activities
Net loss	$(8,938)	$(34,358)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,559	7,416
Stock-based compensation expense	2,527	3,186
Restructuring and other charges	32	25,020
Gain on sale of property, plant and equipment	(114)	(3,955)
Deferred income taxes	1,327	(433)
Changes in operating assets and liabilities:
Trade receivables, net	14,849	11,024
Unbilled receivables	(6,951)	802
Inventories, net	5,658	(5,794)
Prepaids and other assets	(1,768)	4,962
Accounts payable and accrued expenses	(25,109)	5,202
Net cash provided by (used in) operating activities	(10,928)	13,072
Investing activities
Purchase of property, plant and equipment	(2,066)	(2,513)
Proceeds from sale of property, plant and equipment	208	5,944
Net cash provided by (used in) investing activities	(1,858)	3,431
Financing activities
Repurchase of common shares	(5,808)	-
Other	(51)	(40)
Net cash used in financing activities	(5,859)	(40)
Effect of exchange rate changes on cash activities	1,202	(205)
Increase (decrease) in cash and cash equivalents	(17,443)	16,258
Cash and cash equivalents at beginning of period	355,451	345,955
Cash and cash equivalents at end of period	$338,008	$362,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at January 1, 2022	$352	$80,254	$973,087	$(156,585)	$897,108
Foreign currency translation adjustment	-	-	-	2,886	2,886
Net loss	-	-	(8,938)	-	(8,938)
Comprehensive loss					(6,052)
Repurchase of common shares (273,629 shares)	(3)	-	(5,805)	-	(5,808)
Stock-based compensation expense	-	2,527	-	-	2,527
Balance at March 31, 2022	$349	$82,781	$958,344	$(153,699)	$887,775

Balance at January 1, 2021	$363	$65,613	$1,125,263	$(149,711)	$1,041,528
Foreign currency translation adjustment	-	-	-	(2,090)	(2,090)
Net loss	-	-	(34,358)	-	(34,358)
Comprehensive loss	-	-	-	-	(36,448)
Stock-based compensation expense	-	3,186	-	-	3,186
Balance at March 31, 2021	$363	$68,799	$1,090,905	$(151,801)	$1,008,266

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements as of that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of March 31, 2022 and the results of operations and comprehensive income (loss) for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and comprehensive income (loss) for the three months ended March 31, 2022 and cash flows for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Restructuring and Other Charges

During the first quarter of 2022, the Company did not incur any significant costs under the 2021 global strategic plan. During the first quarter of 2021, the Company incurred costs under the former 2018 global strategic plan as the Company exited from certain underperforming countries and markets and shifted from manufacturing in-house to a vendor outsourcing model which resulted in inventory write-downs, severance charges and other charges consisting of facilities-related restructuring charges and professional fees. These charges are reflected as "Restructuring and other charges" in our condensed consolidated statements of income (loss).

Repurchase of Equity Securities

On February 22, 2022, the Board of Directors authorized an incremental $100 million share repurchase plan. This results in a cumulative authorized amount of approximately $118 million currently available for share repurchases based on the $18 million remaining under our share repurchase plan authorized by the Board of Directors in 2019.

The repurchase plans have no set expiration date and any repurchased shares are expected to be cancelled. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The program does not obligate the Company to acquire any amount of common stock and may be modified or superseded at any time at the Company’s discretion.

For the three months ended March 31, 2022, the Company purchased 273,629 shares under the share repurchase plans at an average price of approximately $21.20 per share totaling approximately $5.8 million and has retired such shares.

For the three months ended March 31, 2021, the Company purchased no shares under the share repurchase plans.

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

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended
	March 31,
	2022	2021
	(In thousands)
Weighted average common shares outstanding – basic	34,494	35,385
Dilutive effect of common stock awards	-	-
Weighted average common shares outstanding – diluted	34,494	35,385

For the three months ended March 31, 2022 and 2021, the Company has excluded the following common stock options and awards because their impact on the income/(loss) per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended
	March 31,
	2022	2021
	(In thousands)
Director stock awards	58	56
Stock options	-	58
Performance share units	260	331
Restricted stock awards	516	480

3. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Three months ended March 31,
	Western Hemisphere		Eastern Hemisphere		Asia- Pacific		Total
	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)
Product Revenues	$36,661	$37,916	$11,783	$6,722	$7,198	$10,945	$55,642	$55,583
Service Revenues	11,585	10,504	3,262	2,719	2,652	4,444	17,499	17,667
Total	$48,246	$48,420	$15,045	$9,441	$9,850	$15,389	$73,141	$73,250

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2021	$97,716
Additions	37,070
Transfers to Trade Receivables, Net	(30,685)
Contract Assets at March 31, 2022	$104,101

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2021	$9,222
Additions	629
Revenue Recognized	(4,823)
Contract Liabilities at March 31, 2022	$5,028

Contract assets include unbilled accounts receivable associated with contracts accounted for under the over-time accounting method which were approximately $64.0 million and $58.7 million at March 31, 2022 and December 31, 2021, respectively. Unbilled contract assets are transferred to trade receivables, net, when the rights become unconditional. The contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of March 31, 2022.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over-time product lines was $86.5 million as of March 31, 2022. The Company expects to recognize revenue on approximately 93.4% of the remaining performance obligations over the next 12 months and the remaining 6.6% thereafter.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

4. Stock-Based Compensation and Stock Awards

During the three months ended March 31, 2022, the Company recognized approximately $2.5 million of stock-based compensation expense. Stock-based compensation is included in "Selling, general and administrative" in our accompanying condensed consolidated statements of income (loss) and "Additional paid-in capital" in our accompanying condensed consolidated balance sheets. During the three months ended March 31, 2021, the Company recognized approximately $3.2 million of stock-based compensation expense.

5. Inventories, net

Inventories consist of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Raw materials and supplies	$28,609	$27,398
Work in progress	27,096	28,361
Finished goods	211,226	218,946
	266,931	274,705
Less: allowance for slow moving and excess inventory	(125,642)	(128,981)
Total inventory	$141,289	$145,724

6. Impairment, Restructuring and Other Charges

Restructuring and Other Charges

During the three months ended March 31, 2022, the Company did not incur any significant costs under the 2021 global strategic plan.

During the three months ended March 31, 2021, the Company incurred costs under our former 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we exited certain underperforming countries and markets and shifted from manufacturing in-house to a vendor sourcing model which resulted in non-cash inventory write downs of $19.3 million, severance charges of $2.7 million and other charges of $3.0 million, consisting of facilities-related restructuring charges and professional fees. The Company completed its 2018 global strategic plan in the third quarter of 2021.

The following table summarizes the components of charges included in "Restructuring and other charges" in our condensed consolidated statements of income (loss) for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Inventory write-down	$-	$19,251
Severance	32	2,746
Long-lived asset write-down	-	-
Other	-	3,023
	$32	$25,020

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges as of March 31, 2022 (in thousands):

Total
Beginning balance at January 1, 2022	$4,000
Additions for costs expensed	-
Reductions for payments	(493)
Other	9
Ending balance at March 31, 2022	$3,516

7. Intangible Assets

Intangible assets, the majority of which were acquired in the acquisition of TIW and OPT, consist of the following:

		March 31, 2022
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,262	$(1,716)	$(34)	$6,512
Patents	15 - 30 years	6,058	(3,387)	(2)	2,669
Customer relationships	5 - 15 years	26,053	(9,566)	(73)	16,414
Organizational costs	3 years	183	(89)	(5)	89
		$40,556	$(14,758)	$(114)	$25,684

		December 31, 2021
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,257	$(1,579)	$(23)	$6,655
Patents	15 - 30 years	6,058	(3,285)	(1)	2,772
Customer relationships	5 - 15 years	26,078	(9,128)	(38)	16,912
Organizational costs	3 years	185	(76)	(2)	107
		$40,578	$(14,068)	$(64)	$26,446

8. Asset Backed Loan (ABL) Credit Facility

The Company's ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. In addition, we opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. We transferred approximately $7.1 million of letters of credit prior to the termination of our ABL Credit Facility to JPMorgan Chase, N.A. and this is considered as restricted cash as of March 31, 2022. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times. Withdrawals from this cash collateral account are only allowed at such point a given letter of credit has expired or has been cancelled.

9. Geographic Areas

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

Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

	Three months ended March 31,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)
Revenues
Products
Point in Time	$21,071	$28,286	$3,740	$4,853	$6,411	$8,576	$-	$-	$31,222	$41,715
Over-Time	15,590	9,630	8,043	1,869	787	2,369	-	-	24,420	13,868
Total Products	36,661	37,916	11,783	6,722	7,198	10,945	-	-	55,642	55,583
Services
Technical Advisory	8,290	8,321	2,698	1,893	2,528	4,187	-	-	13,516	14,401
Reconditioning	3,295	2,183	564	826	124	257	-	-	3,983	3,266
Total Services (excluding rental tools)	11,585	10,504	3,262	2,719	2,652	4,444	-	-	17,499	17,667
Leasing	5,201	4,437	1,953	1,128	2,842	2,424	-	-	9,996	7,989
Total Services (including rental tools)	16,786	14,941	5,215	3,847	5,494	6,868	-	-	27,495	25,656
Intercompany	3,909	2,224	564	141	1,459	2,074		-	5,932	4,439
Eliminations	-	-	-	-	-	-	(5,932)	(4,439)	(5,932)	(4,439)
Total Revenues	$57,356	$55,081	$17,562	$10,710	$14,151	$19,887	$(5,932)	$(4,439)	$83,137	$81,239
Depreciation and amortization	$4,571	$4,304	$1,020	$990	$1,054	$1,203	$914	$919	$7,559	$7,416
Income (loss) before income taxes	$8,553	$(19,379)	$75	$(2,863)	$340	$10,738	$(14,410)	$(20,468)	$(5,442)	$(31,972)

During the three months ended March 31, 2022, the Company did not incur any significant costs under the 2021 global strategic plan.

	March 31, 2022	December 31, 2021
	(In thousands)
Total long-lived assets:
Western Hemisphere	$334,167	$335,760
Eastern Hemisphere	222,993	224,345
Asia-Pacific	57,543	58,308
Eliminations	(353,969)	(353,536)
Total	$260,734	$264,877

Total assets:
Western Hemisphere	$662,972	$686,361
Eastern Hemisphere	805,945	805,574
Asia-Pacific	179,171	184,097
Eliminations	(669,978)	(665,606)
Total	$978,110	$1,010,426

During the quarter ended March 31, 2022, we did not have any asset write-downs. During the first quarter of 2021, there were approximately $19.1 million of non-cash inventory write downs in the Western Hemisphere and $0.2 million in the Eastern Hemisphere as we proceeded to shift from the manufacturing of our downhole tools products business to a vendor outsourcing model.

10. Income Tax

The effective tax rate for the three months ended March 31, 2022 was (64.2)% compared to (7.5)% for the same period in 2021. The change in the effective tax rate between the periods resulted primarily from changes in income earned in foreign jurisdictions,, changes in valuation allowances in the United States, foreign inclusions, changes in nondeductible compensation and other expenses, and the mix of earnings in jurisdictions with differing tax rates.

We have historically considered the majority of undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested, and, accordingly, no deferred taxes had been provided on the indefinitely reinvested earnings. As of June 30, 2020, the Company reversed its indefinite reinvestment assertion. As a result, we recorded a deferred foreign tax liability, which had a balance of $3.3 million as of March 31, 2022, and is primarily related to estimated foreign withholding tax associated with repatriating all non-U.S. earnings back to the United States.

The Company is subject to ongoing tax authority examinations in various jurisdictions in which it operates. The Company reviews its accrual for uncertain tax positions at each reporting period and updates positions based on available information.

11. Contingencies

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

These statements are based on assumptions and analysis in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part II of this report, and “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income (loss) and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto presented elsewhere herein as well as the discussion under Part II – Item 1A, “Risk Factors,” included herein and “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Business Environment

During the first quarter of 2022, Dril-Quip entered into a collaboration agreement with Aker Solutions ASA (Aker Solutions) to offer subsea injection systems for carbon capture, utilization and storage (CCUS) projects. Under the agreement, Dril-Quip will provide Aker Solutions with CO2 injection Xmas trees and wellheads that will be fully integrated into a larger subsea injection system to provide customers with market-leading technology purposely designed for the injection and storage of CO2. The arrangement will leverage on Aker Solution’s position as an integrated supplier of CCUS systems along with its control systems and electrification components. We believe this collaboration agreement focuses on the strengths of both organizations, will deliver an optimum solution for carbon capture and storage, and is in line with each parties' strategic goals of collaboration and partnerships to unlock value for customers.

In February 2022, Russia invaded Ukraine, resulting in wide-ranging sanctions imposed on Russia by certain members of the European Union, the United Kingdom and the United States, among others, higher oil prices and increased uncertainty in global markets. As Russia's invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export-controls or other economic or military measures against Russia. Although we have minimal operational exposure in Russia and we do not intend to commit further capital towards projects in Russia, the impact of the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and they could adversely affect oil and gas companies, including many of which are our customers, as well as the global supply chain. For more information on the risks associated with the invasion of Ukraine, see "Our business may also be affected by new sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine." under "Item 1A. Risk Factors" in Part II of this report.

Although crude oil prices have rebounded sharply during the first quarter 2022, we have just started to see an increase in activity from our customers as any recovery in the subsea market generally lags relative to the overall recovery in crude oil prices. Crude oil prices increased in 2022, mainly driven by the Russian invasion of Ukraine and loosening of pandemic-related restrictions. Further, a growing global economy resulted in global petroleum demand rising faster than petroleum supply. Surges in COVID-19 variants could cause restrictions and disruptions to return as we saw in the case of the Omicron variant. This could lead to decreased demand and an oversupply resulting in an imbalance causing a decrease in crude oil prices.

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

The Company has been operating under a hybrid work environment with employees expected to work partially remote and partially from the office. We do not believe that remote work arrangements have adversely affected our ability to maintain financial reporting systems, internal controls over financial reporting and disclosure controls and procedures. The Company has taken steps and adjusted its workforce to be in line with the current situation as we continue to monitor ongoing market conditions. The extent to which our future results are affected by these externalities will depend on various factors and circumstances beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of containing the virus and developments in the global oil markets. Similarly, we expect that the uncertainty in the sustainability of current oil prices will continue to have a negative impact on oil and gas activities. Further, Russia’s military incursion into Ukraine has led to, and could continue to, give rise to regional instability and result in heightened economic sanctions by certain members of the European Union, the United Kingdom, the United States, and certain other members of the international community that, in turn, could increase uncertainty with respect to global financial markets and production output from OPEC+ and other crude oil producing nations. In addition to this, continued outbreaks of new COVID-19 variants could also aggravate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including leading to further material impairment charges.

The Company took advantage of the Payroll Tax Deferral provided by the CARES Act in 2020. The Payroll Tax Deferral allows the Company to defer the payment of the Company’s share of FICA taxes of 6.2%. As such, the Company was able to defer its share of FICA taxes for the period beginning March 27, 2020 and ending December 31, 2020. This resulted in approximately $2.9 million in FICA cash tax payments being deferred to 2021 and 2022. The CARES Act provided for the five-year carryback of Net Operating Losses (“NOLs”) generated in the 2018, 2019 and 2020 taxable years. The Company filed returns to carryback its NOLs to generate a refund of $46.0 million.

During 2021, the Company took advantage of job support schemes in Singapore, Australia, the U.K. and Denmark under which the governments introduced a plan to help businesses co-fund wages of workers to encourage employers to retain their workers. These benefits did not continue in 2022 and as such the Company did not record any significant benefits through March 31, 2022.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended
	March 31,
Brent Crude Oil Price per Barrel	2022	2021
Low	$78.25	$50.37
High	133.18	69.95
Average	100.87	61.04
Closing	107.29	63.52

According to the April 2022 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $105.22 per barrel in 2022 and $88.98 per barrel in 2023, compared with an average of $70.89 per barrel in 2021.In its April 2022 Oil Market Report, the International Energy Agency projected global oil demand to grow to 99.4 million barrels per day in 2022 as compared to 97.5 million barrels per day in 2021.

Although crude oil prices rebounded sharply in 2022, we have just started to see an increase in activity from our customers as any recovery in the subsea market generally lags relative to the overall recovery in crude oil prices. If the Company experiences significant contract terminations, suspensions or scope adjustments to its contracts, then its financial condition, results of operations and cash flows may be adversely impacted.

Offshore Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the three months ended March 31, 2022 and 2021. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Three months ended March 31,
	2022		2021
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	56	41	55	43
Eastern Hemisphere	50	61	41	52
Asia-Pacific	29	255	33	249
Total	135	357	129	344

Source: IHS—Petrodata RigBase – March 31, 2022 and 2021

According to IHS-Petrodata RigBase, as of March 31, 2022, there were 491 contracted rigs for the Company’s geographic regions (132 floating rigs and 359 jack-up rigs), an increase of 3.4% from the rig count of 475 rigs (126 floating rigs and 349 jack-up rigs) as of March 31, 2021.

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

On June 23, 2016 the United Kingdom (U.K.) held a referendum in which a majority of British voters voted to exit the E.U., commonly known as “Brexit”, with the U.K. officially withdrawing from the E.U. on January 31, 2020. A transition period (during which the trading relationship between the E.U. and the U.K. remained substantially the same as prior to Brexit) followed, and this transition period expired on December 31, 2020. Shortly prior to expiration of the transition period, in December 2020, the U.K. and the E.U. reached an accord on a trade and cooperation agreement (TCA). Brexit and the terms of the TCA brought to an end the U.K.’s automatic access to the E.U. single market, resulting in the U.K. no longer benefitting from the free movement of goods and services between the E.U. and the U.K. The rights of people to freely move between the E.U. and the U.K. have also been restricted. The TCA entered into force on January 1, 2021 and, following formal ratification by the E.U. on April 28, 2021, entered fully into force on May 1, 2021. For more information on the risks associated with Brexit and the TCA, see “Our international operations require us to comply with a number of U.S. and foreign regulations governing the international trade of goods, services and technology, which expose us to compliance risks" under “Item 1A. Risk Factors” in Part II of this report and “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at March 31, 2022 was approximately $220.9 million, compared to approximately $210.1 million at December 31, 2021, and $196.7 million at March 30, 2021.

The following table represents the change in backlog for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021.

	Three months ended
	March 31, 2022	December 31, 2021	March 30, 2021
	(In thousands)
Beginning Backlog	$210,119	$179,012	$195,650
Bookings:
Product (1)	63,155	83,105	58,639
Service	22,578	19,380	17,667
Leasing	9,996	9,837	7,989
Cancellation/Revision adjustments	(2,011)	(3,336)	(1,048)
Translation adjustments	234	33	(997)
Total Bookings	93,952	109,019	82,250
Revenues:
Product	55,642	48,695	55,583
Service	17,499	19,380	17,667
Leasing	9,996	9,837	7,989
Total Revenue	83,137	77,912	81,239
Ending Backlog	$220,934	$210,119	$196,661

(1) The backlog data shown above includes all bookings as of March 31, 2022, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of 86.5 million as of March 31, 2022 within “Revenue Recognition”, Note 4 to the Notes to Condensed Consolidated Financial Statements.

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products. For the three months ended March 31, 2022 and 2021, the Company derived 66.9% and 68.4%, respectively, of its revenues from the sale of its products, 21.0% and 21.8%, respectively, of its revenue from services, and 12.0% and 9.8%, respectively, of its revenues from leasing. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 62.8% and 68.5% of its revenues derived from foreign sales for the three months ended March 31, 2022 and 2021, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 37.2% and 31.5% of the Company’s total revenues for the three months ended March 31, 2022 and 2021, respectively.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over-time basis. For the three months ended March 31, 2022, there were 46 projects representing approximately 29.4% of the Company's total revenues and approximately 43.9% of its product revenues that were accounted for using over-time accounting, compared to 41 projects for the three months ended March 31, 2021, which represented approximately 17.1% of the Company's total revenues and approximately 24.9% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Impairments. We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we could incur additional impairment charges related to the carrying value of our long-lived assets. There were no impairment charges recorded for the three months ended March 31, 2022.

Restructuring and Other Charges. During the three months ended March 31, 2022, we did not incur any significant restructuring costs under the 2021 global strategic plan.

(Gain) Loss on Sale of Property, Plant and Equipment. Gain or loss on sale of property, plant and equipment consists of sales of certain property, plant and equipment.

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

Results of Operations

The following table sets forth, for the periods indicated, certain condensed consolidated statements of income (loss) data expressed as a percentage of revenues:

	Three months ended
	March 31,
	2022	2021
Revenues:
Products	66.9%	68.4%
Services	21.1	21.8
Leasing	12.0	9.8
Total revenues	100.0	100.0
Cost of sales:
Products	57.8	50.7
Services	10.6	11.5
Leasing	8.6	7.7
Total cost of sales	77.0	69.9
Selling, general and administrative	26.9	36.4
Engineering and product development	4.4	5.0
Restructuring and other charges	0.0	30.8
Gain on sale of property, plant and equipment	(0.1)	(4.9)
Foreign currency transaction (gains) and losses	(1.5)	1.7
Operating loss	(6.7)	(38.9)
Interest income	0.2	0.1
Interest expense	(0.1)	(0.5)
Loss before income taxes	(6.6)	(39.3)
Income tax provision (benefit)	4.2	2.9
Net income (loss)	(10.8)%	42.2%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended
	March 31,
	2022	2021
	(In millions)
Revenues:
Products:
Subsea equipment	$46.3	$42.9
Downhole tools	9.3	12.7
Total products	55.6	55.6
Services:
Subsea equipment	13.2	13.8
Downhole tools	4.3	3.8
Total services	17.5	17.6
Leasing
Subsea equipment	8.6	7.0
Downhole tools	1.4	1.0
Total leasing	10.0	8.0
Total revenues	$83.1	$81.2

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues. Revenues increased by $1.9 million, or approximately 2.3%, to $83.1 million for the three months ended March 31, 2022 from $81.2 million for the three months ended March 31, 2021. Product revenues remained relatively unchanged for the three months ended March 31, 2022 as compared to the same period in 2021. Within product revenues, subsea equipment increased by $3.4 million, offset by decreased revenues of $3.4 million in downhole tools. Product revenues in the Eastern Hemisphere increased by $5.0 million, offset by decreased product revenues of $3.7 million and $1.3 million in the Asia-Pacific region and Western

Hemisphere, respectively. Although crude oil prices rebounded sharply during the first quarter of 2022, there is generally a delay in recovery of drilling activity in the offshore market. Further, our revenues continue to be impacted by reduced global demand and customer drilling schedule delays. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, our product mix and completion status of the projects accounted for under the over-time accounting method, market conditions and customer demand.

Service revenues decreased by approximately $0.1 million resulting mainly from a decrease in the Asia-Pacific region of $1.8 million, partially offset by an increase in the Western Hemisphere of $1.1 million, and of $0.6 million in the Eastern Hemisphere. Lower service revenues in the Asia-Pacific region resulted primarily from developments in the global oil markets and global travel restrictions resulting from the COVID-19 pandemic. Increase in service revenues in the Western Hemisphere and the Eastern Hemisphere is mainly due to customer specific increases in technical advisory services and maintenance requests tied to drilling schedules.

Leasing revenues increased by approximately $2.0 million resulting mainly from increased leasing revenues in the Asia-Pacific region of $0.4 million, in the Western Hemisphere of $0.8 million, and in the Eastern Hemisphere of $0.8 million. The majority of the increases in all the regions are related to increased subsea rental tool utilization due to timing of customer drilling activity.

Cost of Sales. Cost of sales increased by $7.2 million, or approximately 12.7%, to $64.0 million for the three months ended March 31, 2022 from $56.8 million for the same period in 2021. Cost of sales as a percentage of revenue increased to 77.0% from 69.9% for the three months ended March 31, 2022 and 2021, respectively, primarily due to unfavorable product mix and increased transportation costs resulting in an increase in the cost of raw materials.

Selling, General and Administrative Expenses. For the three months ended March 31, 2022, selling, general and administrative expenses decreased by $7.2 million, or 24.2% to $22.4 million from $29.6 million for the same period in 2021. This decrease was attributable mainly to lower legal expenses in the current period related to costs incurred in the first quarter of 2021 in connection with the FMC Technologies, Inc. lawsuit, consulting fees associated with our ongoing global strategic plan and administrative costs associated with the importation tax settlement under the Brazilian tax amnesty program.

Engineering and Product Development Expenses. For the three months ended March 31, 2022, engineering and product development expenses decreased by approximately $0.4 million, or 8.9%, to $3.7 million from $4.0 million for the same period in 2020. This decrease was attributable mainly to lower spend on research and development activities as we completed certain strategic projects.

Restructuring and Other Charges. For the three months ended March 31, 2022, the Company did not incur any significant costs under the 2021 global strategic plan. During the three months ended March 31, 2021, the Company incurred costs under the former 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we exited certain underperforming countries and markets and shifted from manufacturing in-house to a vendor sourcing model which resulted in non-cash inventory write downs of $19.3 million, severance charges of $2.7 million and other charges of $3.0 million, consisting of facilities-related restructuring charges and professional fees. The Company completed its 2018 global strategic plan in the third quarter of 2021.

Gain on Sale of Property, Plant and Equipment. For the three months ended March 31, 2022, the gain on sale of property, plant and equipment was deemed immaterial. During the three months ended March 31, 2021, gain on sale of property, plant and equipment was approximately $4.0 million primarily related to the sale of two of our buildings in Singapore.

Foreign Currency Transaction (Gains) and Losses. Foreign exchange gain for the three months ended March 31, 2022, was $1.3 million as compared to a loss of $1.4 million for the same period in 2021.

Income Tax Provision (Benefit). Income tax provision for the three months ended March 31, 2022 was $3.5 million on a loss before taxes of $5.4 million, resulting in an effective tax rate of (64.2)%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in pre-tax income or loss in foreign jurisdictions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries. Income tax provision for the three months ended March 31, 2021 was $2.4 million on a loss before taxes of $32.0 million, resulting in an effective income tax rate of approximately (7.5)%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in pre-tax income or loss in foreign jurisdictions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries.

Net Loss. Net loss was approximately $8.9 million for the three months ended March 31, 2022 as compared to $34.4 million for the same period in 2021 for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended March 31,
	2022	2021
	(In thousands)
Net loss	$(8,938)	$(34,358)
Add:
Interest (income) expense, net	(149)	390
Income tax provision	3,496	2,386
Depreciation and amortization expense	7,559	7,416
Restructuring and other charges (2)	32	29,820
Gain on sale of property, plant and equipment	(114)	(3,955)
Foreign currency transaction (gains) and losses	(1,254)	1,374
Stock compensation expense	2,527	3,186
Brazilian amnesty settlement	-	1,787
Adjusted EBITDA (1)	$3,159	$8,046

(1) Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.
(2) Restructuring and other charges include legal expenses related to the FMC Technologies, Inc. lawsuit. These legal expenses are included in "Selling, general and administrative" in our condensed consolidated statements of income (loss) for the three months ended March 31, 2022 and 2021 (in thousands).

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Operating activities	$(10,928)	$13,072
Investing activities	(1,858)	3,431
Financing activities	(5,859)	(40)
	(18,645)	16,463
Effect of exchange rate changes on cash activities	1,202	(205)
Increase (decrease) in cash and cash equivalents	$(17,443)	$16,258

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

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. The Company’s principal source of funds is cash flows from operations. In addition, we opened a new cash collateral account with JPMorgan Chase Bank, N.A., to facilitate our existing and future letters of credit. We transferred approximately $7.1 million of letters of credit upon termination of our ABL Credit Facility to JPMorgan Chase, N.A. and this is considered as restricted cash as of March 31, 2022.

We believe our business model, our current cash reserves and the recent downhole tools business restructuring and facility realignment will strengthen our balance sheet and leave us well-positioned to manage our business. We continue to review potential scenarios in connection with the potential impact of any new COVID-19 variant outbreaks on the global economy and the oil and gas industry. Based on our analysis, we believe our existing balances of cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Net cash used in operating activities for the three months ended March 31, 2022 was $10.9 million as compared to net cash provided by operating activities of $13.1 million for the three months ended March 31, 2021. The $24.0 million net change is primarily due to decreased cash flow resulting from changes in operating assets and liabilities of $29.5 million and $19.9 million of non-cash movements which includes decreases in items such as stock-based compensation expense and restructuring and other charges. This was partially offset by a decrease in net loss of $25.4 million.

The change in operating assets and liabilities for the three months ended March 31, 2022 resulted in a $29.5 million decrease in cash as compared to the change in operating assets and liabilities for the three months ended March 31, 2021. The decrease due to changes in accounts payable and accrued expenses of $30.3 million was mainly related to the payout of our short-term incentive bonuses, payment of our agent fees in the Middle East and the payment of certain property taxes. The $7.8 million decrease in cash due to changes in unbilled receivables was mainly due to the timing of completion of some of our major projects that are accounted for on an over-time basis. The $6.7 million decrease in cash due to changes in prepaids and other assets was primarily due to an increase in advances to vendors related to projects accounted for on an over-time basis. These decreases in cash were partially offset by a decrease in inventory of $11.5 million mainly related to our continued focus on inventory management and consumption during the year and a decrease in trade receivables by $3.8 million primarily due to increase in billing activity related to our ongoing projects.

The change in investing cash flows for the three months ended March 31, 2022 resulted in a $1.9 million decrease in cash primarily due to a $2.1 million capital expenditure spend by the Company, partially offset by the proceeds from the sale of property, plant and equipment totaling $0.2 million. Capital expenditures by the Company were $2.1 million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively. Capital expenditures for the three months ended March 31, 2022 were $1.5 million for rental tools to support our developed products, $0.4 million for machinery and equipment related to our global strategic program which includes consolidation of our manufacturing facilities from the Eastern Hemisphere to the Western Hemisphere and $0.2 million for other capital expenditures. Capital expenditures for the three months ended March 31, 2021 were $1.2 million for rental tools to support our developed products, $0.6 million for machinery and equipment related to our global strategic program which includes consolidation of our manufacturing facilities from the Eastern Hemisphere to the Western Hemisphere and $0.7 million for other capital expenditures. We constantly review capital expenditure needs to ensure these are justified expenditures.

Asset Backed Loan (ABL) Credit Facility

The Company's ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. In addition, we opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. We transferred approximately $7.1 million of letters of credit prior to the termination of our ABL Credit Facility to JPMorgan Chase, N.A. and this is considered as restricted cash as of March 31, 2022. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times. Withdrawals from this cash collateral account are only allowed at such point a given letter of credit has expired or has been cancelled.

Repurchase of Equity Securities

On February 22, 2022, the Board of Directors authorized an incremental $100 million share repurchase plan. This results in a cumulative authorized amount of approximately $118 million currently available for share repurchases based on the $18 million remaining under our share repurchase plan authorized by the Board of Directors in 2019.

The repurchase plans have no set expiration date and any repurchased shares are expected to be cancelled. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The program does not obligate the Company to acquire any amount of common stock and may be modified or superseded at any time at the Company’s discretion.

For the three months ended March 31, 2022, the Company purchased 273,629 shares under the share repurchase plans at an average price of approximately $21.20 per share totaling approximately $5.8 million and has retired such shares.

For the three months ended March 31, 2021, the Company purchased no shares under the share repurchase plans.

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

Critical Accounting Judgments

During the three months ended March 31, 2022, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company since December 31, 2021.

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

The Company experienced a foreign currency pre-tax gain of approximately $1.3 million during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company experienced a foreign currency pre-tax loss of approximately $1.4 million.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see “Contingencies,” Note 12 to the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

This section augments and updates certain risk factors disclosed under “Item 1A. Risk Factors” in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The following risk factor supplements the corresponding risks described in the Annual Report and should be read together with other risk factors disclosed in the Annual Report.

Risks Related to Business, Operations and Industry

Our business may also be affected by new sanctions and export controls targeting Russia and other responses to Russia’s invasion of Ukraine.

As a result of Russia’s invasion of Ukraine, certain members of the European Union, the United Kingdom and the United States, among others, have developed coordinated sanctions and export-control measure packages.

Based on actions taken and other public statements to date, these packages may include:

• comprehensive financial sanctions against certain state-owned enterprises and Russian banks (including SWIFT cut-off);

• a prohibition on transactions related to the Russian Central Bank;

• additional designations of Russian individuals with significant business interests and government connections;

• designations of individuals and entities involved in Russian military activities;

• restrictions on investment in the Russian energy sector;

• enhanced export controls and trade sanctions targeting Russia's import of certain goods and technology; and

• closure of airspace to Russian aircraft.

As the invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export-controls or other economic or military measures against Russia. Although we have minimal operational exposure in Russia with no revenue for the year ended December 31, 2021, and we do not intend to commit further capital towards projects in Russia, the impact of the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and they could adversely affect oil and gas companies, including many of which are our customers, as well as the global supply chain. In addition, the continuation of the invasion of Ukraine by Russia could lead to other disruptions, instability and volatility in global markets and industries, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase and cancellation of our common stock during the three months ended March 31, 2022.

	Three months ended
	March 31, 2022
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2022	273,629	$21.20	273,629	$18.5
February 1 - 28, 2022	-	-	-	118.5
March 1 - 31, 2022	-	-	-	118.5
	273,629	$21.20	273,629	$118.5

Item 6.

(a) Exhibits

The following Exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

*3.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2014).

*4.1	—	Form of Certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-13439).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey J. Bird.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Kyle F. McClure.

32.1	—	Section 1350 Certification of Jeffrey J. Bird.

32.2	—	Section 1350 Certification of Kyle F. McClure.

101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

Date: April 28, 2022	BY:	/s/ Kyle F. McClure
Kyle F. McClure,
Vice President – Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)