Form 10-Q
period 2022-06-30
DRIL-QUIP INC
filed 2022-07-28
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 25, 2022, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 34,373,909.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$320,784	$355,451
Trade receivables, net	85,293	100,987
Unbilled receivables	131,031	102,597
Inventories, net	139,794	145,724
Prepaids and other current assets	50,378	40,790
Assets held for sale	20,583	-
Total current assets	747,863	745,549
Operating lease right of use assets	4,860	5,258
Property, plant and equipment, net	179,938	216,200
Deferred income taxes	10,237	11,381
Intangible assets	24,785	26,446
Other assets	5,883	5,592
Total assets	$973,566	$1,010,426
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,267	$35,232
Accrued income taxes	2,405	4,102
Contract liabilities	7,279	9,746
Accrued compensation	6,457	6,291
Operating lease liabilities	943	1,046
Other accrued liabilities	21,505	37,246
Total current liabilities	84,856	93,663
Deferred income taxes	4,234	3,925
Income tax payable	9,841	9,627
Operating lease liabilities, long-term	3,865	4,170
Other long-term liabilities	2,081	1,933
Total liabilities	104,877	113,318
Contingencies (Note 12)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 34,373,909 and 34,774,156 shares issued and outstanding at June 30, 2022 and December 31, 2021	348	352
Additional paid-in capital	85,351	80,254
Retained earnings	948,917	973,087
Accumulated other comprehensive losses	(165,927)	(156,585)
Total stockholders' equity	868,689	897,108
Total liabilities and stockholders' equity	$973,566	$1,010,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Revenues:
Products	$61,979	$55,860	$117,621	$111,443
Services	19,596	17,536	37,095	35,203
Leasing	12,403	7,401	22,399	15,390
Total revenues	93,978	80,797	177,115	162,036
Cost and expenses:
Cost of sales:
Products	54,180	43,920	102,218	85,124
Services	7,884	8,317	16,668	17,667
Leasing	7,599	9,302	14,772	15,535
Total cost of sales	69,663	61,539	133,658	118,326
Selling, general and administrative	22,498	29,593	44,891	59,151
Engineering and product development	2,720	3,722	6,396	7,759
Restructuring and other charges	5,765	1,000	5,797	26,020
(Gain) loss on sale of property, plant and equipment	(380)	82	(494)	(3,873)
Foreign currency transaction (gains) and losses	(2,419)	(475)	(3,673)	899
Total costs and expenses	97,847	95,461	186,575	208,282
Operating loss	(3,869)	(14,664)	(9,460)	(46,246)
Interest income	573	63	776	112
Interest expense	(99)	(59)	(153)	(498)
Loss before income taxes	(3,395)	(14,660)	(8,837)	(46,632)
Income tax provision	2,175	4,407	5,671	6,793
Net loss	$(5,570)	$(19,067)	$(14,508)	$(53,425)
Loss per common share:
Basic	$(0.16)	$(0.54)	$(0.42)	$(1.51)
Diluted	$(0.16)	$(0.54)	$(0.42)	$(1.51)
Weighted average common shares outstanding:
Basic	34,476	35,387	34,485	35,386
Diluted	34,476	35,387	34,485	35,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Net loss	$(5,570)	$(19,067)	$(14,508)	$(53,425)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,228)	3,046	(9,342)	956
Total comprehensive loss	$(17,798)	$(16,021)	$(23,850)	$(52,469)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2022	2021
	(In thousands)
Operating activities
Net loss	$(14,508)	$(53,425)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,229	14,759
Stock-based compensation expense	5,100	6,265
Restructuring and other charges	5,744	23,218
Gain on sale of property, plant and equipment	(494)	(3,873)
Deferred income taxes	1,098	(695)
Changes in operating assets and liabilities:
Trade receivables, net	13,396	26,450
Unbilled receivables	(28,434)	(5,082)
Inventories, net	4,663	(12,700)
Prepaids and other assets	(11,432)	14,375
Accounts payable and accrued expenses	(10,560)	15,123
Other, net	(11)	-
Net cash provided by (used in) operating activities	(20,209)	24,415
Investing activities
Purchase of property, plant and equipment	(3,429)	(5,625)
Proceeds from sale of property, plant and equipment	582	5,950
Net cash provided by (used in) investing activities	(2,847)	325
Financing activities
Repurchase of common shares	(9,657)	-
Other	(83)	(77)
Net cash used in financing activities	(9,740)	(77)
Effect of exchange rate changes on cash activities	(1,871)	(137)
Increase (decrease) in cash and cash equivalents	(34,667)	24,526
Cash and cash equivalents at beginning of period	355,451	345,955
Cash and cash equivalents at end of period	$320,784	$370,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at April 1, 2022	$349	$82,781	$958,344	$(153,699)	$887,775
Foreign currency translation adjustment	-	-	-	(12,228)	(12,228)
Net loss	-	-	(5,570)	-	(5,570)
Comprehensive loss					(17,798)
Repurchase of common shares (157,101 shares)	(1)	-	(3,849)	-	(3,850)
Stock-based compensation expense	-	2,573	-	-	2,573
Other	-	(3)	(8)	-	(11)
Balance at June 30, 2022	$348	$85,351	$948,917	$(165,927)	$868,689

Balance at January 1, 2022	$352	$80,254	$973,087	$(156,585)	$897,108
Foreign currency translation adjustment	-	-	-	(9,342)	(9,342)
Net loss	-	-	(14,508)	-	(14,508)
Comprehensive loss	-	-	-	-	(23,850)
Repurchase of common shares (430,730 shares)	(4)	-	(9,653)		(9,657)
Stock-based compensation expense	-	5,100	-	-	5,100
Other	-	(3)	(9)	-	(12)
Balance at June 30, 2022	$348	$85,351	$948,917	$(165,927)	$868,689

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at April 1, 2021	$363	$68,799	$1,090,905	$(151,801)	$1,008,266
Foreign currency translation adjustment	-	-	-	3,046	3,046
Net loss	-	-	(19,067)	-	(19,067)
Comprehensive loss					(16,021)
Stock option expense	-	3,079	-	-	3,079
Balance at June 30, 2021	$363	$71,878	$1,071,838	$(148,755)	$995,324

Balance at January 1, 2021	$363	$65,613	$1,125,263	$(149,711)	$1,041,528
Foreign currency translation adjustment	-	-		956	956
Net loss	-	-	(53,425)	-	(53,425)
Comprehensive loss					(52,469)
Stock option expense	-	6,265	-	-	6,265
Balance at June 30, 2021	$363	$71,878	$1,071,838	$(148,755)	$995,324

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements as of that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of June 30, 2022 and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and cash flows for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

On April 30, 2021, as a result of lower activity stemming from the COVID-19 pandemic, AFGlobal Corporation provided a 90-day written notice of termination of the lease agreement between the Company and AFGlobal in relation to the Company’s forge facility and equipment at its Houston Eldridge campus. As a result of the lease termination, the Company had approximately $2.3 million in unbilled revenue that was expensed in second quarter of 2021. The Company has numerous other forging suppliers and, through the end of the second quarter of 2022, has not experienced any disruptions in forging supply as a result of the lease termination.

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

Restructuring and Other Charges

During the second quarter of 2022, the Company incurred $5.8 million of additional costs under the 2021 global strategic plan. Approximately $5.1 million of these charges were primarily related to write-down of our long-lived assets and the remaining $0.7 million were related to consulting and legal fees, office moves and site cleanup, and preparation costs. During the first half of 2021, the Company incurred additional costs under the former 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we exited certain underperforming countries and markets and shifted from manufacturing in-house to a vendor sourcing model. These charges are reflected as "Restructuring and other charges" in our condensed consolidated statements of income (loss).

Repurchase of Equity Securities

On February 22, 2022, the Board of Directors authorized an incremental $100.0 million share repurchase plan. The repurchase plans have no set expiration date and any repurchased shares are expected to be cancelled. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The program does not obligate the Company to acquire any amount of common stock and may be modified or superseded at any time at the Company’s discretion.

For the three months ended June 30, 2022, the Company purchased 157,101 shares under the share repurchase plans at an average price of approximately $24.49 per share totaling approximately $3.8 million and has retired such shares. For the six months ended June 30, 2022, the Company purchased 430,730 shares under the share repurchase plans at an average price of approximately $22.40 per share totaling approximately $9.6 million and has retired such shares.

For the three and six months ended June 30, 2021, the Company purchased no shares under the share repurchase plans.

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

In each relevant period, the net income used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Weighted average common shares outstanding – basic	34,476	35,387	34,485	35,386
Dilutive effect of common stock awards	-	-	-	-
Weighted average common shares outstanding – diluted	34,476	35,387	34,485	35,386

For the three and six months ended June 30, 2022 and 2021, the Company has excluded the following common stock options and awards because their impact on the income/(loss) per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Director stock awards	58	60	58	58
Stock options	-	58	-	58
Performance share units	260	329	260	330
Restricted stock awards	507	479	512	480

3. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Three months ended June 30,
	Western Hemisphere		Eastern Hemisphere		Asia- Pacific		Total
	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)
Product Revenues	$43,866	$37,259	$12,169	$8,565	$5,944	$10,036	$61,979	$55,860
Service Revenues	13,067	10,438	3,264	2,571	3,265	4,527	19,596	17,536
Total	$56,933	$47,697	$15,433	$11,136	$9,209	$14,563	$81,575	$73,396

	Six months ended June 30,
	Western Hemisphere		Eastern Hemisphere		Asia- Pacific		Total
	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)
Product Revenues	$80,527	$75,175	$23,952	$15,287	$13,142	$20,981	$117,621	$111,443
Service Revenues	24,652	20,942	6,526	5,290	5,917	8,971	37,095	35,203
Total	$105,179	$96,117	$30,478	$20,577	$19,059	$29,952	$154,716	$146,646

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2021	$97,716
Additions	69,807
Transfers to Trade Receivables, Net	(43,294)
Contract Assets at June 30, 2022	$124,229

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2021	$9,222
Additions	782
Revenue Recognized	(4,100)
Contract Liabilities at June 30, 2022	$5,904

Contract assets include unbilled accounts receivable associated with contracts accounted for under the over-time accounting method which were approximately $82.0 million and $58.7 million at June 30, 2022 and December 31, 2021, respectively. Unbilled contract assets are transferred to trade receivables, net, when the rights become unconditional. The contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of June 30, 2022.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over-time product lines was $65.2 million as of June 30, 2022. The Company expects to recognize revenue on approximately 98.5% of the remaining performance obligations over the next 12 months and the remaining 1.5% thereafter.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

4. Stock-Based Compensation and Stock Awards

During the three and six months ended June 30, 2022, the Company recognized approximately $2.6 million and, $5.1 million of stock-based compensation expense. Stock-based compensation is included in "Selling, general and administrative" in our accompanying condensed consolidated statements of income (loss) and "Additional paid-in capital" in our accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2021, the Company recognized approximately $3.1 million and $6.3 million of stock-based compensation expense.

5. Inventories, net

Inventories consist of the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Raw materials and supplies	$27,025	$27,398
Work in progress	28,173	28,361
Finished goods	190,972	218,946
	246,170	274,705
Less: allowance for slow moving and excess inventory	(106,376)	(128,981)
Total inventory	$139,794	$145,724

6. Assets Held for Sale

In the second quarter of 2022, the Company actively marketed for sale its corporate administrative building, forge facilities and aftermarket facilities in connection with the consolidation of its operations into a smaller footprint at its campus in Houston, Texas. The Company expects the sales to be completed within a year in three separate transactions.

In accordance with the applicable accounting guidance, FASB ASC 360-10-45-9, the Company reclassified the buildings' net carrying amount from Property, plant and equipment, net, to Assets held for sale on the Condensed Consolidated Balance Sheets at June 30, 2022. Of the $20.6 million classified as Assets Held for Sale, $11.5 million was held in DQ Corporate and $9.1 million in the Western Hemisphere. Further, we wrote down approximately $2.6 million in the three-month period ended June 30, 2022 to reflect the net carrying amount of the corporate administrative building assets to their estimated fair value, less estimated costs to sell the building. The long-lived asset write-downs are included in the Restructuring and Other Charges line item of the Condensed Consolidated Statements of Income (Loss) for the three and six-month periods ended June 30, 2022. No long-lived asset write downs were recorded in the three and six-month period ended June 30, 2021.

7. Impairment, Restructuring and Other Charges

Restructuring and Other Charges

During the three and six months ended June 30, 2022, the Company incurred additional costs of approximately $5.8 million under the 2021 global strategic plan. These charges were primarily related to the write-downs of long-lived assets and other charges of approximately $5.1 million and $0.7 million, respectively. Other charges consisted of consulting and legal fees, office moves, cleanup and preparation costs, and brokerage fees.

During the three and six months ended June 30, 2021, the Company incurred additional costs under the former 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we exited certain underperforming countries and markets and shifted from manufacturing in-house to a vendor sourcing model.

The following table summarizes the components of charges included in "Restructuring and other charges" in our condensed consolidated statements of income (loss) for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Inventory write-down	$-	$-	$-	$19,251
Severance	-	-	32	2,745
Long-lived asset write-down	5,055	-	5,055	-
Other	710	1,000	710	4,024
	$5,765	$1,000	$5,797	$26,020

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges as of June 30, 2022 (in thousands):

Total
Beginning balance at January 1, 2022	$4,000
Additions for costs expensed	655
Reductions for payments	(1,358)
Other	4
Ending balance at June 30, 2022	$3,301

8. Intangible Assets

Intangible assets, the majority of which were acquired in the acquisition of TIW and OPT, consist of the following:

		June 30, 2022
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,242	$(1,843)	$(69)	$6,330
Patents	15 - 30 years	6,054	(3,488)	(1)	2,565
Customer relationships	5 - 15 years	26,036	(9,996)	(218)	15,822
Organizational costs	3 years	183	(102)	(13)	68
		$40,515	$(15,429)	$(301)	$24,785

		December 31, 2021
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,257	$(1,579)	$(23)	$6,655
Patents	15 - 30 years	6,058	(3,285)	(1)	2,772
Customer relationships	5 - 15 years	26,078	(9,128)	(38)	16,912
Organizational costs	3 years	185	(76)	(2)	107
		$40,578	$(14,068)	$(64)	$26,446

9. Asset Backed Loan (ABL) Credit Facility

The Company's ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. In addition, we opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. We had transferred approximately $7.1 million of letters of credit prior to the termination of our ABL Credit Facility to JPMorgan Chase, N.A. Since then we have issued an additional $1.8 million of letters of credit to JP Morgan Chase, N.A. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times, which is considered as restricted cash and is included in "Cash and cash equivalents" in our condensed consolidated balance sheets as at June 30, 2022 and December 31, 2021. Withdrawals from this cash collateral account are only allowed at such point a given letter of credit has expired or has been cancelled.

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

Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

	Three months ended June 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)
Revenues
Products
Point in Time	$19,437	$25,948	$3,356	$5,956	$4,706	$6,890	$-	$-	$27,499	$38,794
Over-Time	24,429	11,311	8,813	2,609	1,238	3,146	-	-	34,480	17,066
Total Products	43,866	37,259	12,169	8,565	5,944	10,036	-	-	61,979	55,860
Services
Technical Advisory	9,674	7,781	2,592	2,127	2,472	3,787	-	-	14,738	13,695
Reconditioning	3,393	2,657	672	444	793	740	-	-	4,858	3,841
Total Services (excluding rental tools)	13,067	10,438	3,264	2,571	3,265	4,527	-	-	19,596	17,536
Leasing	8,426	4,233	2,518	1,944	1,459	1,224	-	-	12,403	7,401
Total Services (including rental tools)	21,493	14,671	5,782	4,515	4,724	5,751	-	-	31,999	24,937
Intercompany	4,297	2,553	1,896	496	151	6,223		-	6,344	9,272
Eliminations	-	-	-	-	-	-	(6,344)	(9,272)	(6,344)	(9,272)
Total Revenues	$69,656	$54,483	$19,847	$13,576	$10,819	$22,010	$(6,344)	$(9,272)	$93,978	$80,797
Depreciation and amortization	$4,658	$4,250	$1,055	$986	$1,045	$1,180	$912	$927	$7,670	$7,343
Income (loss) before income taxes	$14,092	$(2,175)	$2,282	$3,553	$(517)	$4,800	$(19,252)	$(20,838)	$(3,395)	$(14,660)

During the three months ended June 30, 2022, the Company incurred additional costs under the 2021 global strategic plan. These charges were primarily related to a $2.6 million write down of our Houston corporate administrative building in DQ Corporate and other long-lived asset write-downs of $2.5 million in the Western Hemisphere. In addition, there were other charges of $0.7 million primarily related to consulting and legal fees, office moves, cleanup and preparation costs, and brokerage fees in DQ Corporate. During the three months ended June 30, 2021, we recorded restructuring and other charges of $1.0 million, consisting primarily of consulting fees in DQ Corporate.

	Six months ended June 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)
Revenues
Products
Point in Time	$40,508	$54,235	$7,096	$10,809	$11,117	$15,467	$-	$-	$58,721	$80,511
Over-Time	40,019	20,940	16,856	4,478	2,025	5,514	-	-	58,900	30,932
Total Products	80,527	75,175	23,952	15,287	13,142	20,981	-	-	117,621	111,443
Services
Technical Advisory	17,964	16,102	5,290	4,020	5,000	7,974	-	-	28,254	28,096
Reconditioning	6,688	4,840	1,236	1,270	917	997	-	-	8,841	7,107
Total Services (excluding rental tools)	24,652	20,942	6,526	5,290	5,917	8,971	-	-	37,095	35,203
Leasing	13,627	8,671	4,471	3,072	4,301	3,647	-	-	22,399	15,390
Total Services (including rental tools)	38,279	29,613	10,997	8,362	10,218	12,618	-	-	59,494	50,593
Intercompany	8,206	4,777	2,460	637	1,610	8,297	-	-	12,276	13,711
Eliminations	-	-	-	-	-	-	(12,276)	(13,711)	(12,276)	(13,711)
Total	$127,012	$109,565	$37,409	$24,286	$24,970	$41,896	$(12,276)	$(13,711)	$177,115	$162,036
Depreciation and amortization	$9,229	$8,555	$2,075	$1,977	$2,099	$2,383	$1,826	$1,844	$15,229	$14,759
Income (loss) before income taxes	$22,645	$(21,551)	$2,357	$690	$(177)	$15,538	$(33,662)	$(41,309)	$(8,837)	$(46,632)

During the six months ended June 30, 2022, the Company incurred additional costs under the 2021 global strategic plan. These charges were primarily related to a $2.6 million write down of our Houston corporate administrative building in DQ Corporate and other long-lived asset write downs of $2.5 million in the Western Hemisphere. In addition, there were other charges of $0.7 million primarily related to consulting and legal fees, office moves, cleanup and preparation costs, and brokerage fees in DQ Corporate. During the six months ended June 30, 2021, we recorded $26.0 million of restructuring and other charges. These charges were related to non-cash inventory write downs, severance charges and other charges, primarily consisting of facilities restructuring exit costs and consulting fees. Of these charges, $21.0 million was recorded in the Western Hemisphere, $1.6 million in the Eastern Hemisphere and $3.4 million in DQ Corporate.

	June 30, 2022	December 31, 2021
	(In thousands)
Total long-lived assets:
Western Hemisphere	$302,294	$335,760
Eastern Hemisphere	220,602	224,345
Asia-Pacific	56,761	58,308
Eliminations	(353,954)	(353,536)
Total	$225,703	$264,877

Total assets:
Western Hemisphere	$868,117	$686,361
Eastern Hemisphere	803,824	805,574
Asia-Pacific	180,298	184,097
Eliminations	(878,673)	(665,606)
Total	$973,566	$1,010,426

As of June 30, 2022, the Company had recorded a $2.6 million write down of our Houston corporate administrative building in DQ Corporate and other long-lived asset write downs of $2.5 million in the Western Hemisphere. During 2021, we had recorded inventory write-downs of approximately $66.9 million. Out of these, $44.2 million were recorded in the Western Hemisphere, $13.0 million in the Asia-Pacific region and $9.7 million in the Eastern Hemisphere. Additionally, we wrote-down approximately $4.2 million of our long-lived assets in the Asia-Pacific region.

11. Income Tax

The effective tax rate for the three and six months ended June 30, 2022 was (64.1)% and (64.2)% compared to (30.1)% and (14.6)%, respectively, for the same periods in 2021. The change in the effective tax rate between the periods resulted primarily due to the change in projected earnings mix by geography and tax jurisdiction as compared to the prior period, changes in valuation allowances in the United States, foreign inclusions, changes in nondeductible compensation, and the mix of earnings in jurisdictions with differing tax rates.

We have historically considered the majority of undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested, and, accordingly, no deferred taxes had been provided on the indefinitely reinvested earnings. As of June 30, 2020, the Company reversed its indefinite reinvestment assertion. As a result, we recorded a deferred foreign tax liability, which had a balance of $2.5 million as of June 30, 2022 and is primarily related to estimated foreign withholding tax associated with repatriating all non-U.S. earnings back to the United States.

The Company is subject to ongoing tax authority examinations in various jurisdictions in which it operates. The Company reviews its accrual for uncertain tax positions at each reporting period and updates positions based on available information. It is reasonably possible that the Company's existing liabilities for unrecognized tax benefits could significantly change within the next 12 months, primarily due to the progression of any audits and the expiration of statutes of limitation.

12. Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Dril-Quip, Inc. (the “Company” or “Dril-Quip”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

•
the impact of actions taken by the Organization of Petroleum Exporting Countries and the expanded alliance (OPEC+) with respect to their production levels and the effects thereof;
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

Business Environment

During the first quarter of 2022, Dril-Quip entered into a collaboration agreement with Aker Solutions ASA (Aker Solutions) to offer subsea injection systems for carbon capture, utilization and storage (CCUS) projects. Under the agreement, Dril-Quip will provide Aker Solutions with CO2 injection Xmas trees and wellheads that will be fully integrated into a larger subsea injection system to provide customers with market-leading technology purposely designed for the injection and storage of CO2. The arrangement will leverage on Aker Solution’s position as an integrated supplier of CCUS systems along with its control systems and electrification components. We believe this collaboration agreement focuses on the strengths of both organizations, will deliver an optimum solution for carbon capture and storage, and is in line with each party's strategic goals of collaboration and partnerships to unlock value for customers.

In February 2022, Russia invaded Ukraine, resulting in wide-ranging sanctions imposed on Russia by certain members of the European Union, the United Kingdom and the United States, among others, higher oil prices and increased uncertainty in global markets. As Russia's invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export-controls or other economic or military measures against Russia. Although we have minimal operational exposure in Russia and we do not intend to commit further capital towards projects in Russia, the full impact of the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and could adversely affect oil and gas companies, many of which are our customers, as well as the global supply chain. For more information on the risks associated with the invasion of Ukraine, see "Our business may also be affected by new sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine." under "Item 1A. Risk Factors" in Part II of our Quarterly Report on Form 10-Q for the period ending March 31, 2022.

Crude oil prices increased in 2022, mainly driven by the Russian invasion of Ukraine and loosening of pandemic-related restrictions and the Company has seen an increase in drilling activity in the offshore market as a result of these continued price increases. Further, a growing global economy resulted in global petroleum demand rising faster than petroleum supply.

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

The Company has been operating under a hybrid work environment with employees expected to work partially remote and partially from the office. We do not believe that remote work arrangements have adversely affected our ability to maintain financial reporting systems, internal controls over financial reporting and disclosure controls and procedures. The Company has taken steps and adjusted its workforce to be in line with the current situation as we continue to monitor ongoing market conditions. The extent to which our future results are affected by these externalities will depend on various factors and circumstances beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of containing the virus and developments in the global oil markets. Similarly, we expect that the uncertainty in the sustainability of current oil prices will continue to have a negative impact on oil and gas activities. Further, Russia’s military incursion into Ukraine has led to, and could continue to, give rise to regional instability and result in heightened economic sanctions by certain members of the European Union, the United Kingdom, the United States, and certain other members of the international community that, in turn, could increase uncertainty with respect to global financial markets and production output from OPEC+ and other crude oil producing nations. In addition to this, continued outbreaks of new COVID-19 variants could also aggravate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and updated by our Quarterly Report on Form 10-Q for the period ending March 31, 2022 including leading to further material impairment charges.

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

During 2021, the Company took advantage of job support schemes in Singapore, Australia, the U.K. and Denmark under which the governments introduced a plan to help businesses co-fund wages of workers to encourage employers to retain their workers. These benefits did not continue in 2022 and as such the Company did not record any significant benefits through June 30, 2022.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended		Six months ended
	June 30,		June 30,
Brent Crude Oil Price per Barrel	2022	2021	2022	2021
Low	$97.92	$61.47	$78.25	$50.37
High	129.20	76.94	133.18	76.94
Average	113.84	68.98	107.20	64.95
Closing	119.78	76.94	119.78	76.94

According to the July 2022 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $104.05 per barrel in 2022 and $93.75 per barrel in 2023, compared with an average of $70.89 per barrel in 2021. In its July 2022 Oil Market Report, the International Energy Agency projected global oil demand to grow to 99.2 million barrels per day in 2022 as compared to 97.5 million barrels per day in 2021.

Although crude oil prices rebounded sharply in 2022, we have only recently seen an increase in activity from our customers as any recovery in the subsea market generally lags relative to the overall recovery in crude oil prices. If the Company experiences significant contract terminations, suspensions or scope adjustments to its contracts, then its financial condition, results of operations and cash flows may be adversely impacted.

Offshore Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the six months ended June 30, 2022 and 2021. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Six months ended June 30,
	2022		2021
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	58	42	55	46
Eastern Hemisphere	48	61	41	54
Asia-Pacific	28	260	31	253
Total	134	363	127	353

Source: IHS—Petrodata RigBase – June 30, 2022 and 2021

According to IHS-Petrodata RigBase, as of June 30, 2022, there were 510 contracted rigs for the Company’s geographic regions (136 floating rigs and 374 jack-up rigs), an increase of 6.5% from the rig count of 479 rigs (125 floating rigs and 354 jack-up rigs) as of June 30, 2021.

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

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at June 30, 2022 was approximately $208.6 million, compared to approximately $220.9 million at March 31, 2022, and $220.9 million at December 31, 2021.

The following table represents the change in backlog for the three months ended June 30, 2022, March 31, 2022, and December 31, 2021.

	Three months ended
	June 30, 2022	March 31, 2022	December 31, 2021
	(In thousands)
Beginning Backlog	$220,934	$210,119	$179,012
Bookings:
Product (1)	56,780	63,155	83,105
Service	19,596	22,578	19,380
Leasing	12,403	9,996	9,837
Cancellation/Revision adjustments	(7,879)	(2,011)	(3,336)
Translation adjustments	730	234	33
Total Bookings	81,630	93,952	109,019
Revenues:
Product	61,979	55,642	48,695
Service	19,596	17,499	19,380
Leasing	12,403	9,996	9,837
Total Revenue	93,978	83,137	77,912
Ending Backlog	$208,586	$220,934	$210,119

(1) The backlog data shown above includes all bookings as of June 30, 2022, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $65.2 million as of June 30, 2022 within “Revenue Recognition”, Note 3 to the Notes to Condensed Consolidated Financial Statements.

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products. For the three months ended June 30, 2022 and 2021, the Company derived 66.0% and 69.1%, respectively, of its revenues from the sale of its products, 20.8% and 21.7%, respectively, of its revenue from services, and 13.2% and 9.2%, respectively, of its revenues from leasing. For the six months ended June 30, 2022 and 2021, the Company derived 66.4% and 68.8% , respectively, of its revenues from the sale of its products, 20.9% and 21.7%, respectively, of its revenue from services, and 12.7% and 9.5%, respectively, of its revenues from leasing. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 62.4% and 67.2% of its revenues derived from foreign sales for the six months ended June 30, 2022 and 2021, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 37.6% and 32.8% of the Company’s total revenues for the six months ended June 30, 2022 and 2021, respectively.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over-time basis. For the three months ended June 30, 2022, there were 50 projects representing approximately 36.7% of the Company's total revenues and approximately 55.6% of its product revenues that were accounted for using over-time accounting, compared to 39 projects for the three months ended June 30, 2021, which represented approximately 21.1% of the Company's total revenues and approximately 30.6% of its product revenues. For the six months ended June 30, 2022, there were 56 projects representing approximately 33.3% of the Company's total revenues and approximately 50.1% of its product revenues that were accounted for using over-time accounting, compared to 45 projects for the six months ended June 30, 2021, which represented approximately 19.1% of the Company's total revenues and approximately 27.8% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Impairments. We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we could incur additional impairment charges related to the carrying value of our long-lived assets. There were no impairment charges recorded for the three months ended June 30, 2022.

Restructuring and Other Charges. During the three and six months ended June 30, 2022, the Company incurred additional costs of approximately $5.8 million under the 2021 global strategic plan. These charges were primarily related to the write-downs of long-lived assets and other charges of approximately $5.1 million and $0.7 million, respectively. Other charges consisted of consulting and legal fees, office moves, cleanup and preparation costs, and brokerage fees.

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

Income Tax Provision (Benefit). The Company’s effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in earnings mix by geography and tax jurisdiction, impact of valuation allowances, changes in tax legislation, and other permanent differences related to the recognition of income and expense between U.S. GAAP and applicable tax rules.

Results of Operations

The following table sets forth, for the periods indicated, certain condensed consolidated statements of income (loss) data expressed as a percentage of revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Products	65.9%	69.1%	66.5%	68.8%
Services	20.9	21.7	20.9	21.7
Leasing	13.2	9.2	12.6	9.5
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	57.7	54.4	57.7	52.5
Services	8.4	10.3	9.4	10.9
Leasing	8.1	11.5	8.3	9.6
Total cost of sales	74.2	76.2	75.4	73.0
Selling, general and administrative	23.9	36.6	25.3	36.5
Engineering and product development	2.9	4.6	3.6	4.8
Restructuring and other charges	6.1	1.2	3.3	16.1
(Gain) loss on sale of property, plant and equipment	(0.4)	0.1	(0.3)	(2.4)
Foreign currency transaction (gains) and losses	(2.6)	(0.6)	(2.1)	0.6
Operating loss	(4.1)	(18.1)	(5.2)	(28.6)
Interest income	0.6	0.1	0.4	0.1
Interest expense	(0.1)	(0.1)	(0.1)	(0.3)
Loss before income taxes	(3.6)	(18.1)	(4.9)	(28.8)
Income tax provision	2.3	5.5	3.2	4.2
Net loss	(5.9)%	(23.6)%	(8.1)%	(33.0)%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In millions)
Revenues:
Products:
Subsea equipment	$49.5	$45.6	$95.7	$88.4
Downhole tools	12.5	10.3	21.9	23.0
Total products	62.0	55.9	117.6	111.4
Services:
Subsea equipment	14.8	14.0	27.9	27.9
Downhole tools	4.8	3.5	9.2	7.3
Total services	19.6	17.5	37.1	35.2
Leasing
Subsea equipment	10.5	5.6	19.1	12.6
Downhole tools	1.9	1.8	3.3	2.8
Total leasing	12.4	7.4	22.4	15.4
Total revenues	$94.0	$80.8	$177.1	$162.0

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues. Revenues increased by $13.2 million, or approximately 16.3%, to $94.0 million for the three months ended June 30, 2022 from $80.8 million for the three months ended June 30, 2021. Within product revenues, subsea equipment increased by $3.9 million, and downhole tools revenue increased by $2.2 million. Product revenues in the Western Hemisphere and the Eastern

Hemisphere increased by $6.6 million and $3.6 million, respectively, partially offset by decreased product revenues of $4.1 million in the Asia-Pacific region. As crude oil prices have continued to rise, the Company has seen an increase in drilling activity in the offshore market. Further, our revenues were favorably impacted by an increase in global demand and increased activity from customer drilling schedules. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, our product mix and completion status of the projects accounted for under the over-time accounting method, market conditions and customer demand.

Service revenues increased by approximately $2.1 million resulting mainly from an increase in the Western Hemisphere and the Eastern Hemisphere of $2.6 million and $0.7 million, respectively, partially offset by a decrease in the Asia-Pacific region of $1.2 million. Increase in service revenues in the Western Hemisphere and the Eastern Hemisphere is mainly due to customer specific increases in technical advisory services and maintenance requests tied to drilling schedules. Lower service revenues in the Asia-Pacific region is primarily due to standby rates that the customers paid as a result of travel restrictions and increase in rig mobilization activities in 2021 as companies resumed their well completion activities.

Leasing revenues increased by approximately $5.0 million resulting mainly from increased leasing revenues in the Western Hemisphere, the Eastern Hemisphere and the Asia-Pacific region of $4.2 million, $0.6 million and $0.2 million, respectively. The majority of the increases in all the regions are related to increased subsea rental tool utilization due to timing of customer drilling activity.

Cost of Sales. Cost of sales increased by $8.1 million, or approximately 13.2%, to $69.7 million for the three months ended June 30, 2022 from $61.5 million for the same period in 2021. Cost of sales as a percentage of revenue decreased to 74.1% from 76.2% for the three months ended June 30, 2022 and 2021, respectively, primarily due to favorable product mix.

Selling, General and Administrative Expenses. For the three months ended June 30, 2022, selling, general and administrative expenses decreased by $7.1 million, or 24.0% to $22.5 million from $29.6 million for the same period in 2021. This decrease was attributable mainly to lower legal expenses in the current period related to costs incurred in the second quarter of 2021 in connection with the FMC Technologies, Inc. lawsuit.

Engineering and Product Development Expenses. For the three months ended June 30, 2022, engineering and product development expenses decreased by approximately $1.0 million, or 26.9%, to $2.7 million from $3.7 million for the same period in 2021. This decrease was attributable mainly to lower spend on research and development activities as we completed certain strategic projects. We are in the process of reprioritizing new research and development initiatives.

Restructuring and Other Charges. For the three months ended June 30, 2022, the Company incurred additional costs of approximately $5.8 million under the 2021 global strategic plan. These charges were primarily related to the write-downs of long-lived assets and other charges of approximately $5.1 million and $0.7 million, respectively. Other charges consisted of consulting and legal fees, office moves, cleanup and preparation costs, and brokerage fees. During the three months ended June 30, 2021, the Company incurred additional costs under the 2018 global strategic plan primarily related to consulting fees of $1.0 million.

Gain on Sale of Property, Plant and Equipment. For the three months ended June 30, 2022, the gain on sale of property, plant and equipment was $0.4 million. For the three months ended June 30, 2021, loss on sale of property, plant and equipment was approximately $0.1 million.

Foreign Currency Transaction (Gains) and Losses. Foreign exchange gain for the three months ended June 30, 2022, was $2.4 million as compared to a gain of $0.5 million for the same period in 2021.

Income Tax Provision. Income tax provision for the three months ended June 30, 2022 was $2.2 million on a loss before taxes of $3.4 million, resulting in an effective tax rate of (64.1)%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to change in projected earnings mix by geography and tax jurisdiction, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries. Income tax provision for the three months ended June 30, 2021 was $4.4 million on a loss before taxes of $14.7 million, resulting in an effective income tax rate of approximately (30.1)%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in pre-tax income or loss in foreign jurisdictions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries.

Net Loss. Net loss was approximately $5.6 million for the three months ended June 30, 2022 as compared to net loss $19.1 million for the same period in 2021 for the reasons set forth above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenues. Revenues increased by $15.1 million, or approximately 9.3% to $177.1 million for the six months ended June 30, 2022 from $162.0 million for the six months ended June 30, 2021. Within product revenues, subsea equipment increased by $7.3 million, partially offset by decreased downhole tools revenues of $1.1 million. Product revenues in the Eastern Hemisphere and the Western Hemisphere increased by $8.7 million and $5.3 million, respectively, partially offset by decreased product revenues of $7.8 million in the Asia-Pacific region. As crude oil prices have continued to rise, the Company has seen an increase in drilling activity in the offshore market. Further, our revenues were favorably impacted by an increase in global demand and increased activity from customer drilling schedules. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, our product mix and completion status of the projects accounted for under the over-time accounting method, market conditions and customer demand.

Service revenues increased by approximately $1.9 million resulting mainly from an increase in the Western Hemisphere and the Eastern Hemisphere of $3.7 million and $1.3 million, respectively, partially offset by a decrease in the Asia-Pacific region of $3.1 million. Increase in service revenues in the Western Hemisphere and the Eastern Hemisphere is mainly due to customer specific increases in technical advisory services and maintenance requests tied to drilling schedules. Lower service revenues in the Asia-Pacific region resulted primarily due to standby rates that the customers paid as a result of travel restrictions and increase in rig mobilization activities in 2021 as companies resumed their well completion activities.

Leasing revenues increased by approximately $7.0 million resulting from increased leasing revenues in the Western Hemisphere, the Eastern Hemisphere and the Asia-Pacific region of $4.9 million, $1.4 million and $0.7 million, respectively. The majority of the increases in all the regions are related to increased subsea rental tool utilization due to timing of customer drilling activity.

Cost of Sales. Cost of sales increased by $15.3 million, or approximately 13.0%, to $133.7 million for the six months ended June 30, 2022 from $118.3 million for the same period in 2021. Cost of sales as a percentage of revenue increased to 75.5% from 73.0% for the six months ended June 30, 2022 and 2021, respectively, primarily due to unfavorable product mix and inflationary pressures resulting in an increase in the cost of raw materials.

Selling, General and Administrative Expenses. For the six months ended June 30, 2022, selling, general and administrative expenses decreased by $14.3 million, or 24.1% to $44.9 million from $59.2 million for the same period in 2021. This decrease was attributable mainly to lower legal expenses in the current period related to costs incurred in the first quarter of 2021 in connection with the FMC Technologies, Inc. lawsuit and administrative costs associated with the importation tax settlement under the Brazilian tax amnesty program.

Engineering and Product Development Expenses. For the six months ended June 30, 2022, engineering and product development expenses decreased by approximately $1.4 million, or 17.6%, to $6.4 million from $7.8 million for the same period in 2021. This decrease was attributable mainly to lower spend on research and development activities as we completed certain strategic projects. We are in the process of reprioritizing new research and development initiatives.

Restructuring and Other Charges. For the six months ended June 30, 2022, the Company incurred additional costs of approximately $5.8 million under the 2021 global strategic plan. These charges were primarily related to the write-downs of long-lived assets and other charges of approximately $5.1 million and $0.7 million, respectively. Other charges consisted of consulting and legal fees, office moves, cleanup and preparation costs, and brokerage fees. During the six months ended June 30, 2021, the Company incurred additional costs under the 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we exited certain underperforming countries and markets and shifted from manufacturing in-house to a vendor sourcing model which resulted in non-cash inventory write downs of $19.3 million, severance charges of $2.7 million and other charges of $4.0 million, consisting of facilities-related market exit costs and consulting fees.

Gain on Sale of Property, Plant and Equipment. For the six months ended June 30, 2022, the gain on sale of property, plant and equipment was approximately $0.5 million. For the six months ended June 30, 2021, gain on sale of assets was approximately $3.9 million, primarily related to the sale of two of our buildings in Singapore.

Foreign Currency Transaction (Gains) and Losses. Foreign exchange gain for the six months ended June 30, 2022, was $3.7 million as compared to a loss of $0.9 million for the same period in 2021.

Income Tax Provision. Income tax provision for the six months ended June 30, 2022 was $5.7 million on a loss before taxes of $8.8 million, resulting in an effective tax rate of (64.2)% Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to change in projected earnings mix by geography and tax jurisdiction, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries. Income tax provision for the six months ended June 30, 2021 was $6.8 million on a loss before taxes of $46.6 million, resulting in an effective income tax rate of approximately (14.6)% Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in pre-tax income or loss in foreign jurisdictions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries.

Net Loss. Net loss was approximately $14.5 million for the six months ended June 30, 2022 as compared to $53.4 million for the same period in 2021 for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net loss	$(5,570)	$(19,067)	$(14,508)	$(53,425)
Add:
Interest (income) expense, net	(474)	(4)	(623)	386
Income tax provision	2,175	4,407	5,671	6,793
Depreciation and amortization expense	7,670	7,343	15,229	14,759
Restructuring and other charges (2)	5,765	7,250	5,797	30,820
(Gain) loss on sale of property, plant and equipment	(380)	82	(494)	(3,873)
Foreign currency transaction (gains) and losses	(2,419)	(475)	(3,673)	899
Stock compensation expense	2,573	3,079	5,100	6,265
Brazilian amnesty settlement	-	-	-	1,787
Adjusted EBITDA (1)	$9,340	$2,615	$12,499	$4,411

(1) Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.
(2) Restructuring and other charges include legal expenses related to the FMC Technologies, Inc. lawsuit. These legal expenses are included in "Selling, general and administrative" in our condensed consolidated statements of income (loss) for the six months ended June 30, 2021 (in thousands).

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Six months ended June 30,
	2022	2021
	(In thousands)
Operating activities	$(20,209)	$24,415
Investing activities	(2,847)	325
Financing activities	(9,740)	(77)
	(32,796)	24,663
Effect of exchange rate changes on cash activities	(1,871)	(137)
Increase (decrease) in cash and cash equivalents	$(34,667)	$24,526

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

Net cash used in operating activities for the six months ended June 30, 2022 was $20.2 million as compared to net cash provided by operating activities of $24.4 million for the six months ended June 30, 2021. The $44.6 million net change is primarily due to decreased cash flow resulting from changes in operating assets and liabilities of $70.5 million and $13.0 million of non-cash movements which includes decreases in items such as restructuring and other charges and stock-based compensation. This was partially offset by a decrease in net loss of $38.9 million.

The change in operating assets and liabilities for the six months ended June 30, 2022 resulted in a $70.5 million decrease in cash as compared to the change in operating assets and liabilities for the six months ended June 30, 2021. The $25.8 million decrease in cash due to changes in prepaids and other assets was primarily due to an increase in advances to vendors related to projects accounted for on an over-time basis and receipt of tax receivables in 2021. The decrease due to changes in accounts payable and accrued expenses of $25.7 million was mainly related to the payout of our short-term incentive bonuses, payment of our agent fees in the Middle East and the payment of certain property taxes. The $23.3 million decrease in cash due to changes in unbilled receivables was mainly due to the timing of completion of some of our major projects that are accounted for on an over-time basis. Increase in trade receivables by $13.1 million was primarily due to increase in billing activity related to our ongoing projects. These decreases in cash were partially offset by a decrease in inventory of $17.4 million mainly related to our continued focus on inventory management and consumption during the year.

The change in investing cash flows for the six months ended June 30, 2022 resulted in a $2.8 million decrease in cash primarily due to a $3.4 million capital expenditure spend by the Company, partially offset by the proceeds from the sale of property, plant and equipment totaling $0.6 million. Capital expenditures by the Company were $3.4 million and $5.6 million for the six months ended June 30, 2022 and 2021, respectively. Capital expenditures for the six months ended June 30, 2022 were $1.8 million for rental tools to support our developed products, $1.2 million for machinery and equipment related to our global strategic program which includes consolidation of our manufacturing facilities from the Eastern Hemisphere to the Western Hemisphere and $0.4 million for other capital expenditures. Capital expenditures for the six months ended June 30, 2021 were $2.1 million for rental tools to support our developed products, $2.6 million for machinery and equipment related to our global strategic program which includes consolidation of our manufacturing facilities from the Eastern Hemisphere to the Western Hemisphere and $0.9 million for other capital expenditures. We constantly review capital expenditure needs to ensure these are justified expenditures.

Asset Backed Loan (ABL) Credit Facility

The Company's ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. In addition, we opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. We had transferred approximately $7.1 million of letters of credit prior to the termination of our ABL Credit Facility to JPMorgan Chase, N.A. Since then we have issued an additional $1.8 million of letters of credit to JP Morgan Chase, N.A. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times which is considered as restricted cash and is included in "Cash and cash equivalents" in our condensed consolidated balance sheets as at June 30, 2022 and December 31, 2021. Withdrawals from this cash collateral account are only allowed at such point a given letter of credit has expired or has been cancelled.

Repurchase of Equity Securities

On February 22, 2022, the Board of Directors authorized an incremental $100.0 million share repurchase plan. The repurchase plans have no set expiration date and any repurchased shares are expected to be cancelled. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The program does not obligate the Company to acquire any amount of common stock and may be modified or superseded at any time at the Company’s discretion.

For the three months ended June 30, 2022, the Company purchased 157,101 shares under the share repurchase plans at an average price of approximately $24.49 per share totaling approximately $3.8 million and has retired such shares. For the six months ended June 30, 2022, the Company purchased 430,730 shares under the share repurchase plans at an average price of approximately $22.40 per share totaling approximately $9.6 million and has retired such shares.

For the three and six months ended June 30, 2021, the Company purchased no shares under the share repurchase plans.

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

Critical Accounting Judgments

During the six months ended June 30, 2022, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting policies.

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

The Company experienced a foreign currency pre-tax gain of approximately $2.4 million and a pre-tax gain $3.7 million, during the three and six months ended June 30, 2022, respectively. The Company experienced a foreign currency pre-tax gain of approximately $0.5 million and a pre-tax loss of approximately $0.9 million during the three and six months ended June 30, 2021, respectively.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see “Contingencies,” Note 12 to the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and updated in our Quarterly Report on Form 10-Q for the period ending March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase and cancellation of our common stock during the six months ended months ended June 30, 2022.

	Six months ended
	June 30, 2022
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2022	273,629	$21.20	273,629	$18.5
February 1 - 28, 2022	-	-	-	118.5
March 1 - 31, 2022	-	-	-	118.5
April 1 - 30, 2022	-	-	-	118.5
May 1 - 31, 2022	-	-	-	118.5
June 1 - 30, 2022	157,101	24.49	157,101	114.6
	430,730	$22.40	430,730	$114.6

Item 6.

(a) Exhibits

The following Exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

*3.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2014).

*4.1	—	Form of Certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-13439).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey J. Bird.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Kyle F. McClure.

32.1	—	Section 1350 Certification of Jeffrey J. Bird.

32.2	—	Section 1350 Certification of Kyle F. McClure.

101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

Date: July 28, 2022	BY:	/s/ Kyle F. McClure
Kyle F. McClure,
Vice President – Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)