Form 10-Q
period 2022-09-30
DRIL-QUIP INC
filed 2022-10-27
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 24, 2022, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 33,919,726.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	December 31, 2021
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$290,279	$355,451
Short-term investments	25,287	-
Trade receivables, net	81,666	100,987
Unbilled receivables	138,533	102,597
Inventories, net	140,530	145,724
Prepaids and other current assets	49,457	40,790
Assets held for sale	20,006	-
Total current assets	745,758	745,549
Operating lease right of use assets	4,932	5,258
Property, plant and equipment, net	181,359	216,200
Deferred income taxes	8,893	11,381
Intangible assets	23,868	26,446
Other assets	5,714	5,592
Total assets	$970,524	$1,010,426
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,484	$35,232
Accrued income taxes	2,106	4,102
Contract liabilities	8,859	9,746
Accrued compensation	8,420	6,291
Operating lease liabilities	1,007	1,046
Other accrued liabilities	22,411	37,246
Total current liabilities	89,287	93,663
Deferred income taxes	3,918	3,925
Income tax payable	6,501	9,627
Operating lease liabilities, long-term	3,817	4,170
Other long-term liabilities	2,164	1,933
Total liabilities	105,687	113,318
Contingencies (Note 12)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 33,919,726 and 34,774,156 shares issued and outstanding at September 30, 2022 and December 31, 2021	343	352
Additional paid-in capital	87,917	80,254
Retained earnings	952,991	973,087
Accumulated other comprehensive losses	(176,414)	(156,585)
Total stockholders' equity	864,837	897,108
Total liabilities and stockholders' equity	$970,524	$1,010,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Revenues:
Products	$58,508	$53,622	$176,129	$165,066
Services	20,443	19,560	57,538	54,763
Leasing	9,190	9,815	31,589	25,204
Total revenues	88,141	82,997	265,256	245,033
Cost and expenses:
Cost of sales:
Products	49,714	48,120	151,932	133,243
Services	8,105	7,020	24,773	24,687
Leasing	7,891	7,694	22,663	23,229
Total cost of sales	65,710	62,834	199,368	181,159
Selling, general and administrative	22,431	25,265	67,322	84,416
Engineering and product development	2,645	3,510	9,041	11,270
Restructuring and other charges	2,180	-	7,977	26,020
Gain on sale of property, plant and equipment	(17,276)	(13)	(17,770)	(3,886)
Foreign currency transaction gains	(1,901)	(1,663)	(5,574)	(764)
Total costs and expenses	73,789	89,933	260,364	298,215
Operating income (loss)	14,352	(6,936)	4,892	(53,182)
Interest income	379	188	1,155	300
Interest expense	(131)	(94)	(284)	(592)
Income (loss) before income taxes	14,600	(6,842)	5,763	(53,474)
Income tax provision (benefit)	(610)	4,301	5,061	11,094
Net income (loss)	$15,210	$(11,143)	$702	$(64,568)
Income (loss) per common share:
Basic	$0.45	$(0.31)	$0.02	$(1.82)
Diluted	$0.44	$(0.31)	$0.02	$(1.82)
Weighted average common shares outstanding:
Basic	33,948	35,387	34,304	35,386
Diluted	34,232	35,387	34,580	35,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Net income (loss)	$15,210	$(11,143)	$702	$(64,568)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(10,487)	(6,548)	(19,829)	(5,592)
Total comprehensive income (loss)	$4,723	$(17,691)	$(19,127)	$(70,160)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,
	2022	2021
	(In thousands)
Operating activities
Net income (loss)	$702	$(64,568)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,352	22,658
Stock-based compensation expense	7,669	9,541
Restructuring and other charges	6,119	22,465
Gain on sale of property, plant and equipment	(17,770)	(3,886)
Deferred income taxes	1,538	(993)
Changes in operating assets and liabilities:
Trade receivables, net	16,980	11,632
Unbilled receivables	(38,097)	25,961
Inventories, net	2,255	(6,680)
Prepaids and other assets	(10,775)	14,706
Accounts payable and accrued expenses	(10,124)	2,902
Other, net	(16)	-
Net cash provided by (used in) operating activities	(19,167)	33,738
Investing activities
Purchase of property, plant and equipment	(13,712)	(7,928)
Proceeds from sale of property, plant and equipment	18,535	5,967
Purchase of short-term investments	(25,287)	-
Net cash used in investing activities	(20,464)	(1,961)
Financing activities
Repurchase of common shares	(20,807)	(1,132)
Other	(74)	(113)
Net cash used in financing activities	(20,881)	(1,245)
Effect of exchange rate changes on cash activities	(4,660)	(1,315)
Increase (decrease) in cash and cash equivalents	(65,172)	29,217
Cash and cash equivalents at beginning of period	355,451	345,955
Cash and cash equivalents at end of period	$290,279	$375,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at July 1, 2022	$348	$85,351	$948,917	$(165,927)	$868,689
Foreign currency translation adjustment	-	-	-	(10,487)	(10,487)
Net income	-	-	15,210	-	15,210
Comprehensive income					4,723
Repurchase of common shares (457,467 shares)	(5)	-	(11,145)	-	(11,150)
Stock-based compensation expense	-	2,569	-	-	2,569
Other	-	(3)	9	-	6
Balance at September 30, 2022	$343	$87,917	$952,991	$(176,414)	$864,837

Balance at January 1, 2022	$352	$80,254	$973,087	$(156,585)	$897,108
Foreign currency translation adjustment	-	-	-	(19,829)	(19,829)
Net income	-	-	702	-	702
Comprehensive loss	-	-	-	-	(19,127)
Repurchase of common shares (888,197 shares)	(9)	-	(20,798)		(20,807)
Stock-based compensation expense	-	7,669	-	-	7,669
Other	-	(6)	-	-	(6)
Balance at September 30, 2022	$343	$87,917	$952,991	$(176,414)	$864,837

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
		(In thousands, except shares)
Balance at July 1, 2021	$363	$71,878	$1,071,838	$(148,755)	$995,324
Foreign currency translation adjustment	-	-	-	(6,548)	(6,548)
Net loss	-	-	(11,143)	-	(11,143)
Comprehensive loss					(17,691)
Repurchase of common shares (45,225 shares)			(1,132)		(1,132)
Stock option expense	-	3,276	-	-	3,276
Balance at September 30, 2021	$363	$75,154	$1,059,563	$(155,303)	$979,777

Balance at January 1, 2021	$363	$65,613	$1,125,263	$(149,711)	$1,041,528
Foreign currency translation adjustment	-	-		(5,592)	(5,592)
Net loss	-	-	(64,568)	-	(64,568)
Comprehensive loss	-	-	-	-	(70,160)
Repurchase of common shares (45,225 shares)	-	-	(1,132)	-	(1,132)
Stock option expense	-	9,541	-	-	9,541
Balance at September 30, 2021	$363	$75,154	$1,059,563	$(155,303)	$979,777

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements as of that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of September 30, 2022 and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and cash flows for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

On April 30, 2021, as a result of lower activity stemming from the COVID-19 pandemic, AFGlobal Corporation provided a 90-day written notice of termination of the lease agreement between the Company and AFGlobal in relation to the Company’s forge facility and equipment at its Houston Eldridge campus. As a result of the lease termination, the Company had approximately $2.3 million in unbilled revenue that was expensed in second quarter of 2021. Leasing revenue from renting this facility that was not recognized due to the termination of the lease agreement was approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2021, respectively. The Company has numerous other forging suppliers and, through the end of the third quarter of 2022, has not experienced any disruptions in forging supply as a result of the lease termination.

Short-term Investments

Short-term investments are comprised primarily of time deposits, certificates of deposit, commercial paper, bonds and notes, substantially all of which are denominated in U.S. dollars and are stated at cost plus accrued interest, which approximates fair value. The Company expects to hold all of its Short-term investments to maturity.

For purposes of the Consolidated Financial Statements, the Company does not consider Short-term investments to be cash equivalents.

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

Restructuring and Other Charges

During the third quarter of 2022, the Company incurred $2.2 million of additional costs under the 2021 global strategic plan. These charges were primarily related to consulting and legal fees, office moves and site cleanup, and preparation costs. During the first half of 2021, the Company incurred additional costs under the former 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we exited certain underperforming countries and markets and shifted from manufacturing in-house to a vendor sourcing model. The Company did not incur any additional costs in the third quarter of 2021. These charges are reflected as "Restructuring and other charges" in our condensed consolidated statements of income (loss).

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

For the three months ended September 30, 2022, the Company purchased 457,467 shares under the share repurchase plans at an average price of approximately $24.35 per share totaling approximately $11.1 million and has retired such shares. For the nine months ended September 30, 2022, the Company purchased 888,197 shares under the share repurchase plans at an average price of approximately $23.41 per share totaling approximately $20.8 million and has retired such shares.

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

In each relevant period, the net income (loss) used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Weighted average common shares outstanding – basic	33,948	35,387	34,304	35,386
Dilutive effect of common stock awards	284	-	276	-
Weighted average common shares outstanding – diluted	34,232	35,387	34,580	35,386

For the three and nine months ended September 30, 2022 and 2021, the Company has excluded the following common stock options and awards because their impact on the income/(loss) per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Director stock awards	1	63	-	60
Stock options	-	54	-	56
Performance share units	-	323	-	328
Restricted stock awards	2	477	1	479

3. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Three months ended September 30,
	Western Hemisphere		Eastern Hemisphere		Asia- Pacific		Total
	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)
Product Revenues	$36,242	$37,612	$12,150	$10,217	$10,116	$5,793	$58,508	$53,622
Service Revenues	14,416	12,872	3,980	2,458	2,047	4,230	20,443	19,560
Total	$50,658	$50,484	$16,130	$12,675	$12,163	$10,023	$78,951	$73,182

	Nine months ended September 30,
	Western Hemisphere		Eastern Hemisphere		Asia- Pacific		Total
	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)
Product Revenues	$116,768	$112,787	$36,103	$25,505	$23,258	$26,774	$176,129	$165,066
Service Revenues	39,067	33,813	10,507	7,748	7,964	13,202	57,538	54,763
Total	$155,835	$146,600	$46,610	$33,253	$31,222	$39,976	$233,667	$219,829

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2021	$97,716
Additions	108,136
Transfers to Trade Receivables, Net	(71,733)
Contract Assets at September 30, 2022	$134,119

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2021	$9,222
Additions	1,698
Revenue Recognized	(3,411)
Contract Liabilities at September 30, 2022	$7,509

Contract assets include unbilled accounts receivable associated with contracts accounted for under the over-time accounting method which were approximately $90.8 million and $58.7 million at September 30, 2022 and December 31, 2021, respectively. Unbilled contract assets are transferred to trade receivables, net, when the rights become unconditional. Contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of September 30, 2022.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over-time product lines was $63.2 million as of September 30, 2022. The Company expects to recognize revenue on approximately 92.7% of the remaining performance obligations over the next 12 months and the remaining 7.3% thereafter.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

4. Stock-Based Compensation and Stock Awards

During the three and nine months ended September 30, 2022, the Company recognized approximately $2.6 million and $7.7 million of stock-based compensation expense. Stock-based compensation is included in "Selling, general and administrative" in our accompanying condensed consolidated statements of income (loss) and "Additional paid-in capital" in our accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2021, the Company recognized approximately $3.3 million and $9.5 million of stock-based compensation expense.

5. Inventories, net

Inventories consist of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Raw materials and supplies	$25,778	$27,398
Work in progress	30,814	28,361
Finished goods	173,197	218,946
	229,789	274,705
Less: allowance for slow moving and excess inventory	(89,259)	(128,981)
Total inventory	$140,530	$145,724

6. Assets Held for Sale

In the second quarter of 2022, the Company actively marketed for sale its corporate administrative building, forge facilities and aftermarket facilities in connection with the consolidation of its operations into a smaller footprint at its campus in Houston, Texas. In September 2022, we sold our forge facility for approximately $18.9 million. The Company expects to sell the remaining two facilities within a year.

In accordance with the applicable accounting guidance, FASB ASC 360-10-45-9, the Company reclassified the buildings' net carrying amount from Property, plant and equipment, net, to Assets held for sale on the Condensed Consolidated Balance Sheets at September 30, 2022. Of the $20.0 million classified as Assets Held for Sale, $11.5 million was held in DQ Corporate and $8.6 million in the Western Hemisphere. We wrote down approximately $2.6 million in the nine months ended September 30, 2022 to reflect the net carrying amount of the corporate administrative building assets to their estimated fair value, less estimated costs to sell the building. The long-lived asset write-downs are included in the Restructuring and Other Charges line item of the Condensed Consolidated Statements of Income (Loss) for the nine months ended period ended September 30, 2022. No long-lived asset write downs were recorded in the three and nine-month period ended September 30, 2021.

7. Impairment, Restructuring and Other Charges

Restructuring and Other Charges

During the three and nine months ended September 30, 2022, the Company incurred additional costs of approximately $2.2 million and $8.0 million, respectively, under the 2021 global strategic plan. The year-to-date charges were primarily related to the write-downs of long-lived assets and other charges of approximately $5.1 million and $2.9 million, respectively. Other charges consisted of office moves, site cleanup, preparation costs, consulting and legal fees.

During the nine months ended September 30, 2021, the Company incurred additional costs under the former 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we exited certain underperforming countries and markets and shifted from manufacturing in-house to a vendor sourcing model. The Company did not incur any additional costs during the three months ended September 30, 2021.

The following table summarizes the components of charges included in "Restructuring and other charges" in our condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Inventory write-down	$-	$-	$-	$19,251
Severance	-	-	32	2,745
Long-lived asset write-down	-	-	5,055	-
Other	2,180	-	2,890	4,024
	$2,180	$-	$7,977	$26,020

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges as of September 30, 2022 (in thousands):

Total
Beginning balance at January 1, 2022	$4,000
Additions for costs expensed	2,901
Reductions for payments	(3,347)
Other	4
Ending balance at September 30, 2022	$3,558

8. Intangible Assets

Intangible assets, the majority of which were acquired in the acquisition of TIW and OPT, consist of the following:

		September 30, 2022
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,202	$(1,963)	$(107)	$6,132
Patents	15 - 30 years	6,049	(3,587)	(1)	2,461
Customer relationships	5 - 15 years	26,002	(10,407)	(370)	15,225
Organizational costs	3 years	183	(112)	(21)	50
		$40,436	$(16,069)	$(499)	$23,868

		December 31, 2021
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,257	$(1,579)	$(23)	$6,655
Patents	15 - 30 years	6,058	(3,285)	(1)	2,772
Customer relationships	5 - 15 years	26,078	(9,128)	(38)	16,912
Organizational costs	3 years	185	(76)	(2)	107
		$40,578	$(14,068)	$(64)	$26,446

9. Credit Facility

The Company's ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. In addition, we opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. As of September 30, 2022, the cash balance in that account was approximately $5.4 million. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times, which is considered as restricted cash and is included in "Cash and cash equivalents" in our condensed consolidated balance sheets as at September 30, 2022 and December 31, 2021. Withdrawals from this cash collateral account are only allowed at such point that a given letter of credit has expired or has been cancelled.

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

Eliminations of operating profits are related to intercompany inventory transfers that are deferred until shipment is made to third party customers.

	Three months ended September 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)
Revenues
Products
Point in Time	$17,355	$22,692	$3,992	$6,276	$4,628	$3,953	$-	$-	$25,975	$32,921
Over-Time	18,887	14,920	8,158	3,941	5,488	1,840	-	-	32,533	20,701
Total Products	36,242	37,612	12,150	10,217	10,116	5,793	-	-	58,508	53,622
Services
Technical Advisory	9,899	10,814	3,303	2,038	1,131	3,629	-	-	14,333	16,481
Reconditioning	4,517	2,058	677	420	916	601	-	-	6,110	3,079
Total Services (excluding rental tools)	14,416	12,872	3,980	2,458	2,047	4,230	-	-	20,443	19,560
Leasing	5,310	6,627	3,588	1,564	292	1,624	-	-	9,190	9,815
Total Services (including rental tools)	19,726	19,499	7,568	4,022	2,339	5,854	-	-	29,633	29,375
Intercompany	1,352	4,029	120	920	1,518	576		-	2,990	5,525
Eliminations	-	-	-	-	-	-	(2,990)	(5,525)	(2,990)	(5,525)
Total Revenues	$57,320	$61,140	$19,838	$15,159	$13,973	$12,223	$(2,990)	$(5,525)	$88,141	$82,997
Depreciation and amortization	$4,257	$4,736	$997	$1,044	$965	$1,194	$904	$925	$7,123	$7,899
Income (loss) before income taxes	$25,135	$8,417	$5,578	$(1,273)	$(562)	$2,002	$(15,551)	$(15,988)	$14,600	$(6,842)

During the three months ended September 30, 2022, the Company incurred additional $2.2 million costs under the 2021 global strategic plan. These charges were primarily related to office moves, site cleanup, preparation costs, consulting and legal fees at DQ Corporate. During the three months ended September 30, 2021, the Company did not incur any restructuring and other charges.

	Nine months ended September 30,
	Western Hemisphere		Eastern Hemisphere		Asia-Pacific		DQ Corporate		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)
Revenues
Products
Point in Time	$57,861	$76,927	$11,089	$17,086	$15,746	$19,420	$-	$-	$84,696	$113,433
Over-Time	58,907	35,860	25,014	8,419	7,512	7,354	-	-	91,433	51,633
Total Products	116,768	112,787	36,103	25,505	23,258	26,774	-	-	176,129	165,066
Services
Technical Advisory	27,863	26,916	8,594	6,058	6,130	11,603	-	-	42,587	44,577
Reconditioning	11,204	6,897	1,913	1,690	1,834	1,599	-	-	14,951	10,186
Total Services (excluding rental tools)	39,067	33,813	10,507	7,748	7,964	13,202	-	-	57,538	54,763
Leasing	18,937	15,297	8,059	4,635	4,593	5,272	-	-	31,589	25,204
Total Services (including rental tools)	58,004	49,110	18,566	12,383	12,557	18,474	-	-	89,127	79,967
Intercompany	9,558	8,807	2,580	1,558	3,127	8,875	-	-	15,265	19,240
Eliminations	-	-	-	-	-	-	(15,265)	(19,240)	(15,265)	(19,240)
Total	$184,330	$170,704	$57,249	$39,446	$38,942	$54,123	$(15,265)	$(19,240)	$265,256	$245,033
Depreciation and amortization	$13,486	$13,291	$3,072	$3,021	$3,064	$3,576	$2,730	$2,770	$22,352	$22,658
Income (loss) before income taxes	$47,780	$(13,136)	$7,935	$(583)	$(739)	$17,540	$(49,213)	$(57,295)	$5,763	(53,474)

During the nine months ended September 30, 2022, the Company incurred additional costs under the 2021 global strategic plan. These charges were primarily related to a $2.6 million write down of our Houston corporate administrative building in DQ Corporate and other long-lived asset write downs of $2.5 million in the Western Hemisphere. In addition, there were other charges of $2.9 million primarily related to office moves, site cleanup, preparation costs, consulting and legal fees at DQ Corporate. During the nine months ended September 30, 2021, we recorded $26.0 million of restructuring and other charges. These charges were related to non-cash inventory write downs, severance charges and other charges, primarily consisting of facilities restructuring exit costs and consulting fees. Of these charges, $21.0 million was recorded in the Western Hemisphere, $1.6 million in the Eastern Hemisphere and $3.4 million at DQ Corporate.

	September 30, 2022	December 31, 2021
	(In thousands)
Total long-lived assets:
Western Hemisphere	$304,501	$335,760
Eastern Hemisphere	218,909	224,345
Asia-Pacific	55,302	58,308
Eliminations	(353,946)	(353,536)
Total	$224,766	$264,877

Total assets:
Western Hemisphere	$856,459	$686,361
Eastern Hemisphere	794,465	805,574
Asia-Pacific	180,276	184,097
Eliminations	(860,676)	(665,606)
Total	$970,524	$1,010,426

As of September 30, 2022, the Company had recorded a $2.6 million write down of our Houston corporate administrative building at DQ Corporate and other long-lived asset write downs of $2.5 million in the Western Hemisphere. As of September 30, 2021, we had $19.1 million of non-cash inventory write-downs in the Western Hemisphere and $0.2 million in the Eastern Hemisphere as we shifted from the manufacturing of our downhole tools products business to a vendor outsourcing model.

11. Income Tax

The effective tax rate for the three and nine months ended September 30, 2022 was (4.2)% and 87.8% compared to (62.9)% and (20.7)%, respectively, for the same periods in 2021. The change in the effective tax rate between the periods resulted primarily due to the change in projected earnings mix by geography and tax jurisdiction as compared to the prior period, changes in valuation allowances in the United States, changes in uncertain tax positions, foreign inclusions, changes in nondeductible compensation, and the mix of earnings in jurisdictions with differing tax rates.

We have historically considered the majority of undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested, and, accordingly, no deferred taxes had been provided on the indefinitely reinvested earnings. As of June 30, 2020, the Company reversed its indefinite reinvestment assertion. As a result, we recorded a deferred foreign tax liability, which had a balance of $2.5 million as of September 30, 2022 and is primarily related to estimated foreign withholding tax associated with repatriating all non-U.S. earnings back to the United States.

The Company is subject to ongoing tax authority examinations in various jurisdictions in which it operates. The Company reviews its accrual for uncertain tax positions at each reporting period and updates positions based on available information. In October 2022, the Company completed and closed an examination. The Company expects to reflect a decrease in its accrual for unrecognized tax benefits resulting from the formal closure of the examination by the taxing authority of $6.2 million in the fourth quarter of 2022. It is still reasonably possible that the Company's existing liabilities for unrecognized tax benefits could change within the next 12 months, due to the progression of other tax authority examinations and the expiration of statutes of limitation.

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

General

The Company operates its business and markets its products and services in most of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and is dependent on the condition of the oil and gas industry. Additionally, certain of the Company’s products are used in potentially hazardous drilling, completion, and production applications that can cause personal injury, property damage and environmental claims. Although exposure to such risks has not resulted in any significant problems for the Company in the past, ongoing exposure to these risks and future developments could adversely impact the Company in the future.

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
•
the impact of general economic conditions, including inflation, on economic activity and on our operations;
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

Business Environment

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). The Inflation Reduction Act contains a number of revisions to the Internal Revenue Code, including a 15% book-income corporate alternative minimum tax on any corporation that, along with the other members of its controlled group, if any, has average adjusted financial statement income over $1.0 billion for any 3-tax-year period ending with January 1, 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. Currently, we are not subject to the corporate alternative minimum tax. The Company will evaluate any impact related to the excise tax on stock repurchases by the Company in future periods.

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

Crude oil prices increased in 2022, mainly driven by the Russian invasion of Ukraine, actions taken by OPEC+ to adjust their production levels and loosening of pandemic-related restrictions and the Company has seen an increase in drilling activity in the offshore market as a result of these continued price increases. In light of continued volatility in the crude oil market, global petroleum demand could be negatively impacted.

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

The Company has taken steps and adjusted its workforce to be in line with the current pandemic environment as we continue to monitor ongoing market conditions. The extent to which our future results are affected by these externalities will depend on various factors and circumstances beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of containing the virus and developments in the global oil markets. Similarly, we expect that the uncertainty in the sustainability of current oil prices will continue to have a negative impact on oil and gas activities. Further, Russia’s military incursion into Ukraine has led to, and could continue to, give rise to regional instability and result in heightened economic sanctions by certain members of the European Union, the United Kingdom, the United States, and certain other members of the international community that, in turn, could increase uncertainty with respect to global financial markets and production output from OPEC+ and other crude oil producing nations. In addition to this, continued outbreaks of new COVID-19 variants could also aggravate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and updated by our Quarterly Report on Form 10-Q for the period ending March 31, 2022, including leading to further material impairment charges.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel are listed below for the periods covered by this report:

	Three months ended		Nine months ended
	September 30,		September 30,
Brent Crude Oil Price per Barrel	2022	2021	2022	2021
Low	$82.55	$65.51	$78.25	$50.37
High	121.80	78.85	133.18	78.85
Average	100.71	73.51	105.00	67.89
Closing	88.90	77.81	88.90	77.81

According to the October 2022 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $104.21 per barrel in 2022 and $96.91 per barrel in 2023, compared with an average of $70.89 per barrel in 2021. In its October 2022 Oil Market Report, the International Energy Agency projected global oil demand growth to reduce to 1.9 million barrels per day in 2022 and to 1.7 million barrels per day in 2023 and is now forecast to average 101.3 million barrels per day in 2023.

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

Offshore Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the nine months ended September 30, 2022 and 2021. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Nine months ended September 30,
	2022		2021
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	58	42	56	40
Eastern Hemisphere	49	62	45	58
Asia-Pacific	29	265	30	252
Total	136	369	131	350

Source: IHS—Petrodata RigBase – September 30, 2022 and 2021

According to IHS-Petrodata RigBase, as of September 30, 2022, there were 519 contracted rigs for the Company’s geographic regions (140 floating rigs and 379 jack-up rigs), an increase of 8.1% from the rig count of 480 rigs (133 floating rigs and 347 jack-up rigs) as of September 30, 2021.

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

In March 2018, the President of the United States issued a proclamation imposing a 25 percent global tariff on imports of certain steel products, effective March 23, 2018. The President subsequently proposed an additional 25 percent tariff on approximately $50 billion worth of imports from China, and the government of China responded with a proposal of an additional 25 percent tariff on U.S. goods with a value of $50 billion. In the following months, the United States and China placed additional, competing tariffs on imported goods until the two countries entered a phase one trade deal, which included an agreement to reduce certain tariffs. Negotiations for a phase two trade deal with China had begun prior to the outbreak of the global COVID-19 pandemic and if continued could lead to additional changes to the tariff rates in the phase one trade deal. President Biden has indicated that these tariffs will likely remain in place while the new administration assesses the United States’ current posture, including a review of the phase one trade deal with China.

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

The United Kingdom (U.K.) officially withdrew from the E.U. on January 31, 2020. (Brexit). Brexit and the terms of a subsequent trade and cooperation agreement (TCA) brought to an end the U.K.’s automatic access to the E.U. single market, resulting in the U.K. no longer benefitting from the free movement of goods and services between the E.U. and the U.K. The rights of people to freely move between the E.U. and the U.K. have also been restricted. For more information on the risks associated with Brexit and the TCA, see “Our international operations require us to comply with a number of U.S. and foreign regulations governing the international trade of goods, services and technology, which expose us to compliance risks" under “Item 1A. Risk Factors” in Part II of this report and “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, slow recovery in commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at September 30, 2022 was approximately $211.8 million, compared to approximately $208.6 million at June 30, 2022, $220.9 million at March 31, 2022 and $210.1 million at December 31, 2021.

The following table represents the change in backlog for the three months ended September 30, 2022, June 30, 2022, March 31, 2022, and December 31, 2021.

	Three months ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
	(In thousands)
Beginning Backlog	$208,586	$220,934	$210,119	$179,012
Bookings:
Product (1)	74,945	56,780	63,155	83,105
Service	20,443	19,596	22,578	19,380
Leasing	9,190	12,403	9,996	9,837
Cancellation/Revision adjustments	(12,521)	(7,879)	(2,011)	(3,336)
Translation adjustments	(735)	730	234	33
Total Bookings	91,322	81,630	93,952	109,019
Revenues:
Product	58,508	61,979	55,642	48,695
Service	20,443	19,596	17,499	19,380
Leasing	9,190	12,403	9,996	9,837
Total Revenue	88,141	93,978	83,137	77,912
Ending Backlog	$211,767	$208,586	$220,934	$210,119

(1) The backlog data shown above includes all bookings as of September 30, 2022, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $63.2 million as of September 30, 2022 within “Revenue Recognition”, Note 3 to the Notes to Condensed

Consolidated Financial Statements.

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products. For the three months ended September 30, 2022 and 2021, the Company derived 66.4% and 64.6%, respectively, of its revenues from the sale of its products, 23.2% and 23.6%, respectively, of its revenue from services, and 10.4% and 11.8%, respectively, of its revenues from leasing. For the nine months ended September 30, 2022 and 2021, the Company derived 66.4% and 67.4% , respectively, of its revenues from the sale of its products, 21.7% and 22.3%, respectively, of its revenue from services, and 11.9% and 10.3%, respectively, of its revenues from leasing. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 64.3% and 64.5% of its revenues derived from foreign sales for the nine months ended September 30, 2022 and 2021, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 35.7% and 35.5% of the Company’s total revenues for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over-time basis. For the three months ended September 30, 2022, there were 58 projects representing approximately 36.9% of the Company's total revenues and approximately 55.6% of its product revenues that were accounted for using over-time accounting, compared to 29 projects for the three months ended September 30, 2021, which represented approximately 24.9% of the Company's total revenues and approximately 38.6% of its product revenues. For the nine months ended September 30, 2022, there were 66 projects representing approximately 34.5% of the Company's total revenues and approximately 51.9% of its product revenues that were accounted for using over-time accounting, compared to 45 projects for the nine months ended September 30, 2021, which represented approximately 21.1% of the Company's total revenues and approximately 31.3% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Impairments. We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we could incur additional impairment charges related to the carrying value of our long-lived assets. There were no impairment charges recorded for the three months ended September 30, 2022.

Restructuring and Other Charges. During the three and nine months ended September 30, 2022, the Company incurred additional costs of approximately $2.5 million and $8.0 million, respectively, under the 2021 global strategic plan. The year-to-date charges were primarily related to the write-downs of long-lived assets and other charges of approximately $5.1 million and $2.9 million, respectively. Other charges consisted of office moves, site cleanup, preparation costs, consulting and legal fees.

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

Results of Operations

The following table sets forth, for the periods indicated, certain condensed consolidated statements of income (loss) data expressed as a percentage of revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Products	66.4%	64.6%	66.4%	67.4%
Services	23.2	23.6	21.7	22.3
Leasing	10.4	11.8	11.9	10.3
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	56.4	58.0	57.3	54.4
Services	9.2	8.5	9.3	10.1
Leasing	9.0	9.3	8.5	9.5
Total cost of sales	74.6	75.8	75.1	74.0
Selling, general and administrative	25.4	30.4	25.4	34.5
Engineering and product development	3.0	4.2	3.4	4.6
Restructuring and other charges	2.5	-	3.0	10.6
Gain on sale of property, plant and equipment	(19.6)	-	(6.7)	(1.6)
Foreign currency transaction gains	(2.2)	(2.0)	(2.1)	(0.3)
Operating income (loss)	16.3	(8.4)	1.9	(21.8)
Interest income	0.4	0.2	0.4	0.1
Interest expense	(0.1)	(0.1)	(0.1)	(0.2)
Income (loss) before income taxes	16.6	(8.3)	2.2	(21.9)
Income tax provision (benefit)	(0.7)	5.2	1.9	4.5
Net income (loss)	17.3%	(13.5)%	0.3%	(26.4)%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In millions)
Revenues:
Products:
Subsea equipment	$48.5	$41.4	$144.2	$129.9
Downhole tools	10.0	12.2	31.9	35.2
Total products	58.5	53.6	176.1	165.1
Services:
Subsea equipment	15.8	15.6	43.8	43.4
Downhole tools	4.6	4.0	13.8	11.3
Total services	20.4	19.6	57.6	54.7
Leasing
Subsea equipment	6.8	7.8	25.9	20.4
Downhole tools	2.4	2.0	5.7	4.8
Total leasing	9.2	9.8	31.6	25.2
Total revenues	$88.1	$83.0	$265.3	$245.0

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues. Revenues increased by $5.1 million, or approximately 6.2%, to $88.1 million for the three months ended September 30, 2022 from $83.0 million for the three months ended September 30, 2021. Within product revenues, subsea equipment increased by $7.1 million, partially offset by decrease in downhole tools revenue by $2.2 million. Product revenues in the Asia-Pacific region and the Eastern Hemisphere increased by $4.3 million and $1.9 million, respectively, partially offset by decreased product revenues of $1.3 million in the Western Hemisphere. As crude oil prices have continued to rise, the Company has seen an increase in drilling activity in the offshore market. Further, our revenues were favorably impacted by an increase in global demand and increased activity from customer drilling schedules. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, our product mix and completion status of the projects accounted for under the over-time accounting method, market conditions and customer demand.

Service revenues increased by approximately $0.9 million resulting mainly from an increase in the Western Hemisphere and the Eastern Hemisphere of $1.6 million and $1.5 million, respectively, partially offset by a decrease in the Asia-Pacific region of $2.2 million. Increase in service revenues in the Western Hemisphere and the Eastern Hemisphere is mainly due to customer specific increases in technical advisory services and maintenance requests tied to drilling schedules. Lower service revenues in the Asia-Pacific region is primarily due to standby rates that the customers paid as a result of travel restrictions and increase in rig mobilization activities in 2021 as companies resumed their well completion activities.

Leasing revenues decreased by approximately $0.6 million resulting mainly from decreased leasing revenues in the Western Hemisphere and the Asia-Pacific region of $1.3 million and $1.3 million, respectively, partially offset by increased leasing revenues in the Eastern Hemisphere of $2.0 million. The majority of changes in all regions were a result of subsea rental tool utilization due to timing of customer drilling activity.

Cost of Sales. Cost of sales increased by $2.9 million, or approximately 4.6%, to $65.7 million for the three months ended September 30, 2022 from $62.8 million for the same period in 2021. Cost of sales as a percentage of revenue decreased to 74.6% from 75.8% for the three months ended September 30, 2022 and 2021, respectively, primarily due to favorable product mix.

Selling, General and Administrative Expenses. For the three months ended September 30, 2022, selling, general and administrative expenses decreased by $2.8 million, or 11.2% to $22.4 million from $25.3 million for the same period in 2021. This decrease was attributable mainly to lower legal expenses in the current period related to costs incurred in the second quarter of 2021 in connection with the FMC Technologies, Inc. lawsuit and administrative costs associated with the importation tax settlement under the Brazilian tax amnesty program.

Engineering and Product Development Expenses. For the three months ended September 30, 2022, engineering and product development expenses decreased by approximately $0.9 million, or 24.6%, to $2.6 million from $3.5 million for the same period in 2021. This decrease was attributable mainly to lower spend on research and development activities as we completed certain strategic projects.

Restructuring and Other Charges. For the three months ended September 30, 2022, the Company incurred additional costs of approximately $2.2 million under the 2021 global strategic plan. These charges were primarily related to office moves, site cleanup, preparation costs, consulting and legal fees. During the three months ended September 30, 2021, the Company did not incur any additional costs.

Gain on Sale of Property, Plant and Equipment. For the three months ended September 30, 2022, the gain on sale of property, plant and equipment was $17.3 million, primarily related to the sale of our Houston forge facility building. For the three months ended September 30, 2021, gain on sale of property, plant and equipment was deemed immaterial.

Foreign Currency Transaction Gains. Foreign exchange gain for the three months ended September 30, 2022, was $1.9 million as compared to a gain of $1.7 million for the same period in 2021.

Income Tax Provision (Benefit). Income tax benefit for the three months ended September 30, 2022 was $0.6 million on an income before taxes of $14.6 million, resulting in an effective tax rate of (4.2)%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to change in projected earnings mix by geography and tax jurisdiction, changes in uncertain tax positions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries. Income tax provision for the three months ended September 30, 2021 was $4.3 million on a loss before taxes of $6.8 million, resulting in an effective income tax rate of approximately (62.9)%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in pre-tax income or loss in foreign jurisdictions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries.

Net Income (Loss). Net income was approximately $15.2 million for the three months ended September 30, 2022 as compared to a net loss of $11.1 million for the same period in 2021 for the reasons set forth above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues. Revenues increased by $20.2 million, or approximately 8.3% to $265.3 million for the nine months ended September 30, 2022 from $245.0 million for the nine months ended September 30, 2021. Within product revenues, subsea equipment increased by $14.3 million, partially offset by decreased downhole tools revenues of $3.3 million. Product revenues in the Eastern Hemisphere and the Western Hemisphere increased by $10.6 million and $3.9 million, respectively, partially offset by decreased product revenues of $3.5 million in the Asia-Pacific region. As crude oil prices have continued to rise, the Company has seen an increase in drilling activity in the offshore market. Further, our revenues were favorably impacted by an increase in global demand and increased activity from customer drilling schedules. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, our product mix and completion status of the projects accounted for under the over-time accounting method, market conditions and customer demand.

Service revenues increased by approximately $2.8 million resulting mainly from an increase in the Western Hemisphere and the Eastern Hemisphere of $5.2 million and $2.8 million, respectively, partially offset by a decrease in the Asia-Pacific region of $5.2 million. Increase in service revenues in the Western Hemisphere and the Eastern Hemisphere is mainly due to customer specific increases in technical advisory services and maintenance requests tied to drilling schedules. Lower service revenues in the Asia-Pacific region resulted primarily due to standby rates that the customers paid as a result of travel restrictions and increase in rig mobilization activities in 2021 as companies resumed their well completion activities.

Leasing revenues increased by approximately $6.4 million resulting from increased leasing revenues in the Western Hemisphere and the Eastern Hemisphere of $3.7 million, and $3.4 million, respectively, partially offset by a decrease in leasing revenues in the Asia-Pacific region of $0.7 million. The majority of changes in all regions were a result of subsea rental tool utilization due to timing of customer drilling activity.

Cost of Sales. Cost of sales increased by $18.2 million, or approximately 10.1%, to $199.4 million for the nine months ended September 30, 2022 from $181.2 million for the same period in 2021. Cost of sales as a percentage of revenue increased to 75.1% from 74.0% for the nine months ended September 30, 2022 and 2021, respectively, primarily due to unfavorable product mix and inflationary pressures resulting in an increase in the cost of raw materials.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2022, selling, general and administrative expenses decreased by $17.1 million, or 20.2% to $67.3 million from $84.4 million for the same period in 2021. This decrease was attributable mainly to lower legal expenses in the current period related to costs incurred in 2021 in connection with the FMC Technologies, Inc. lawsuit and administrative costs associated with the importation tax settlement under the Brazilian tax amnesty program.

Engineering and Product Development Expenses. For the nine months ended September 30, 2022, engineering and product development expenses decreased by approximately $2.2 million, or 19.8%, to $9.0 million from $11.3 million for the same period in 2021. This decrease was attributable mainly to lower spend on research and development activities as we completed certain strategic projects. We are in the process of reprioritizing new research and development initiatives.

Restructuring and Other Charges. For the nine months ended September 30, 2022, the Company incurred additional costs of approximately $8.0 million under the 2021 global strategic plan. These charges were primarily related to the write-downs of long-lived assets and other charges of approximately $5.1 million and $2.9 million, respectively. Other charges consisted of office moves, site cleanup, preparation costs, consulting and legal fees. During the nine months ended September 30, 2021, the Company incurred $26.0 million additional costs under the 2018 global strategic plan to realign manufacturing facilities globally. These charges were primarily related to the restructuring of our downhole tools business where we exited certain underperforming countries and markets and shifted from manufacturing in-house to a vendor sourcing model which resulted in non-cash inventory write downs of $19.3 million, severance charges of $2.7 million and other charges of $4.0 million, consisting of facilities-related market exit costs and consulting fees.

Gain on Sale of Property, Plant and Equipment. For the nine months ended September 30, 2022, the gain on sale of property, plant and equipment was approximately $17.8 million, primarily related to the sale of our Houston forge facility building. For the nine months ended September 30, 2021, gain on sale of assets was approximately $3.9 million, primarily related to the sale of two of our buildings in Singapore.

Foreign Currency Transaction Gains. Foreign exchange gain for the nine months ended September 30, 2022, was $5.6 million as compared to a gain of $0.8 million for the same period in 2021.

Income Tax Provision. Income tax provision for the nine months ended September 30, 2022 was $5.1 million on an income before taxes of $5.8 million, resulting in an effective tax rate of 87.8% Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to change in projected earnings mix by geography and tax jurisdiction, changes in uncertain tax positions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries. Income tax provision for the nine months ended September 30, 2021 was $11.1 million on a loss before taxes of $53.5 million, resulting in an effective income tax rate of approximately (20.7)% Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to changes in pre-tax income or loss in foreign jurisdictions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries.

Net Income (Loss). Net income was approximately $0.7 million for the nine months ended September 30, 2022 as compared to a net loss of $64.6 million for the same period in 2021 for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income (loss)	$15,210	$(11,143)	$702	$(64,568)
Add:
Interest (income) expense, net	(248)	(94)	(871)	292
Income tax provision (benefit)	(610)	4,301	5,061	11,094
Depreciation and amortization expense	7,123	7,899	22,352	22,658
Restructuring and other charges (2)	2,180	1,400	7,977	38,470
Gain on sale of property, plant and equipment	(17,276)	(13)	(17,770)	(3,886)
Foreign currency transaction gains	(1,901)	(1,663)	(5,574)	(764)
Stock compensation expense	2,569	3,276	7,669	9,541
Brazilian amnesty settlement	-	-	-	1,787
Adjusted EBITDA (1)	$7,047	$3,963	$19,546	$14,624

(1) Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.
(2) Restructuring and other charges include legal expenses related to the FMC Technologies, Inc. lawsuit. These legal expenses are included in "Selling, general and administrative" in our condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2021 (in thousands).

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Nine months ended September 30,
	2022	2021
	(In thousands)
Operating activities	$(19,167)	$33,738
Investing activities	(20,464)	(1,961)
Financing activities	(20,881)	(1,245)
	(60,512)	30,532
Effect of exchange rate changes on cash activities	(4,660)	(1,315)
Increase (decrease) in cash and cash equivalents	$(65,172)	$29,217

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

We believe our business model, our current cash and short-term investment reserves and the ongoing business restructuring and facility realignment will strengthen our balance sheet and leave us well-positioned to manage our business. We continue to review potential scenarios in connection with the potential impact of any new COVID-19 variant outbreaks on the global economy and the oil and gas industry. Based on our analysis, we believe our existing balances of cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Net cash used in operating activities for the nine months ended September 30, 2022 was $19.2 million as compared to net cash provided by operating activities of $33.7 million for the nine months ended September 30, 2021. The $52.9 million net change is primarily due to decreased cash flow resulting from changes in operating assets and liabilities of $88.3 million and $29.9 million of non-cash movements which includes decreases in items such as restructuring and other charges, gain on sale of property, plant and equipment, stock-based compensation, deferred income taxes, depreciation and amortization. This was partially offset by a decrease in net loss of $65.3 million.

The change in operating assets and liabilities for the nine months ended September 30, 2022 resulted in a $88.3 million decrease in cash as compared to the change in operating assets and liabilities for the nine months ended September 30, 2021. The $64.1 million decrease in cash due to changes in unbilled receivables was mainly due to a significant increase in projects that are accounted for on an over-time basis and the completion timelines of some of our major projects. The $25.5 million decrease in cash due to changes in prepaids and other assets was primarily due to an increase in advances to vendors related to projects accounted for on an over-time basis and receipt of tax receivables and the reimbursement of the security amounts deposited with the Brazilian courts related to the tax amnesty program in 2021. The decrease due to changes in accounts payable and accrued expenses of $13.0 million was mainly related to the payout of our short-term incentive bonuses, payment of our agent fees in the Middle East and the payment of certain property taxes. These decreases in cash were partially offset by a decrease in inventory of $8.9 million mainly related to our continued focus on inventory management and consumption during the year and decrease in trade receivables by $5.4 million primarily due to a decrease in billing activity related to our ongoing projects.

The change in investing cash flows for the nine months ended September 30, 2022 resulted in a $20.5 million decrease in cash primarily due to purchase of short-term investments of $25.3 million and $13.7 million capital expenditure spend by the Company, partially offset by the proceeds from the sale of property, plant and equipment totaling $18.5 million. Capital expenditures by the Company were $13.7 million and $7.9 million for the nine months ended September 30, 2022 and 2021, respectively. Capital expenditures for the nine months ended September 30, 2022 were $7.2 million for rental tools to support our developed products, $5.5 million for machinery and equipment related to our global strategic program which includes consolidation of our manufacturing facilities from the Eastern Hemisphere to the Western Hemisphere, $0.9 million for other capital expenditures and $0.1 million for buildings. Capital expenditures for the nine months ended September 30, 2021 were $3.7 million for machinery and equipment related to our global strategic program which included consolidation of our manufacturing facilities from the Eastern Hemisphere to the Western Hemisphere, $2.8 million for rental tools to support our developed products and $1.4 million for other capital expenditures. We constantly review capital expenditure needs to ensure these are justified expenditures.

Credit Facility

The Company's ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. In addition, we opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. As of September 30, 2022, the cash balance in that account was approximately $5.4 million. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times which is considered as restricted cash and is included in "Cash and cash equivalents" in our condensed consolidated balance sheets as at September 30, 2022 and December 31, 2021. Withdrawals from this cash collateral account are only allowed at such point a given letter of credit has expired or has been cancelled.

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

For the three months ended September 30, 2022, the Company purchased 457,467 shares under the share repurchase plans at an average price of approximately $24.35 per share totaling approximately $11.1 million and has retired such shares. For the nine months ended September 30, 2022, the Company purchased 888,197 shares under the share repurchase plans at an average price of approximately $23.41 per share totaling approximately $20.8 million and has retired such shares.

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

Critical Accounting Estimates

During the nine months ended September 30, 2022, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting policies.

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

The Company experienced a foreign currency pre-tax gain of approximately $1.9 million and a pre-tax gain $5.6 million, during the three and nine months ended September 30, 2022, respectively. The Company experienced a foreign currency pre-tax gain of approximately $1.7 million and $0.8 million during the three and nine months ended September 30, 2021, respectively.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase and cancellation of our common stock during the nine months ended September 30, 2022.

	Nine months ended
	September 30, 2022
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2022	273,629	$21.20	273,629	$18.5
February 1 - 28, 2022	-	-	-	118.5
March 1 - 31, 2022	-	-	-	118.5
April 1 - 30, 2022	-	-	-	118.5
May 1 - 31, 2022	-	-	-	118.5
June 1 - 30, 2022	157,101	24.49	157,101	114.6
July 1 - 31, 2022	-	-	-	114.6
August 1 - 31, 2022	-	-	-	114.6
September 1 - 30, 2022	457,467	24.35	457,467	103.5
	888,197	$23.41	888,197	$103.5

(1) On February 22, 2022, the Board of Directors authorized an incremental $100.0 million share repurchase plan. The repurchase plans have no set expiration date and any repurchased shares are expected to be cancelled.

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

DRIL-QUIP, INC.

Date: October 27, 2022	BY:	/s/ Kyle F. McClure
Kyle F. McClure,
Vice President – Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)