Form 10-K
period 2022-12-31
DRIL-QUIP INC
filed 2023-03-01
CIK 1042893

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-13439

DRIL-QUIP, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2162088
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2050 West Sam Houston Parkway S., Suite 1100 Houston, Texas	77042
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 939-7711

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	DRQ	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2022, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $874,700,000 based on the closing price of such stock on such date of $25.80.

At February 23, 2023, the number of shares outstanding of registrant’s Common Stock was 34,171,856.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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

These statements are based on assumptions and analysis in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in this report and the following:

•
increasing attention to ESG matters and government regulations related to climate change and energy conservation measures;
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
•
technological developments;
•
the effects of actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors and suppliers with respect to the COVID-19 pandemic;
•
the impact of the COVID-19 pandemic;
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

PART I

Item 1. Business

General

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), designs, manufactures, sells and services highly engineered drilling and production equipment for both offshore and onshore applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors, diverters and safety valves. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies and drilling contractors throughout the world. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip’s customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.

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

Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2022, the Company generated approximately 66.2% of its revenues from foreign sales compared to 63.8% and 66.7% in 2021 and 2020, respectively.

The Company makes available, free of charge on its website, its Annual Report on Form 10-K and quarterly reports on Form 10-Q (in both HTML and iXBRL formats), current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after it electronically files such reports with, or furnishes them to, the Securities and Exchange Commission (SEC). The Company’s website address is www.dril-quip.com. Documents and information on the Company’s website, or on any other website, are not incorporated by reference into this Form 10-K. The SEC maintains a website (www.sec.gov) that contains reports the Company has filed with the SEC.

The Company also makes available free of charge on its website (www.dril-quip.com/govern.html) its:

•
Corporate Governance Guidelines,
•
Code of Business Conduct and Ethical Practices,
•
Audit Committee Charter,
•
Nominating and Governance Committee Charter, and
•
Compensation Committee Charter.

Any stockholder, who so requests, may obtain a printed copy of any of these documents from the Company. Changes in or waivers to the Company’s Code of Business Conduct and Ethical Practices involving directors and executive officers of the Company will be posted on its website.

Overview and Industry Outlook

We continue to monitor the impact of the COVID-19 pandemic, government actions and measures taken to prevent its spread, and the potential to affect our operations, particularly in China. We are also monitoring the current global economic environment, specifically including inflationary pressures and the macroeconomic impact of the conflict in Ukraine, and any resulting impacts on our financial position and results of operations. Refer to “Item 1A. Risk Factors” for additional information.

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

Crude oil price recovery, which began in the latter half of 2020, continued in 2022 as the oil markets remained encouraging throughout the year. During 2022, crude oil prices fluctuated significantly, with a high of $133.18 per barrel and a low of $76.02 per barrel. According to the January 2023 release of the Short-Term Energy Outlook published by the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent crude oil prices averaged approximately $100.94 per barrel in 2022, and the price is forecasted to average $83.10 per barrel in 2023 and $77.57 per barrel in 2024. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons.

The volatility in Brent crude oil prices over the past three years continues to have an effect on major integrated, large independent and foreign national oil and gas companies’ capital expenditure budgets. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the availability, expiration date and price of leases, the discovery rate of new oil and gas reserves, technological advances and alternative opportunities to invest in onshore exploration and production operations. Oil and gas prices and the level of drilling and production activity have historically been characterized by significant volatility. Future declines in oil and gas prices may further adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations, which could have an adverse impact on the Company’s results of operations, financial position and cash flows. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

As the energy industry embraces a transition, Dril-Quip is actively pursuing opportunities to engage with customers that are working in the areas of carbon capture, utilization and storage (CCUS). This nascent industry aligns well with the Company's core capabilities and expertise and also provides us with an avenue to expand our offerings. We see a healthy project pipeline developing and are actively engaging with customers to explore how we leverage our products and position to help them navigate through the energy transition.

Brent crude oil prices per barrel for the three-year period ended December 31, 2022 are summarized below:

	Brent Crude Oil Prices
	2022	2021	2020
High	$133.18	$85.76	$70.25
Low	76.02	50.37	9.12
Average	100.94	70.86	41.96
Closing, December 31,	82.82	77.24	51.22

In its January 2023 Short-Term Energy Outlook, the EIA reported United States crude oil production averaged an estimated 11.9 million barrels per day in 2022 and is forecasted to average 12.4 million barrels per day in 2023.

Products and Services

Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products. In 2022, the Company derived 66.5% of its revenues from the sale of its products, 21.9% of its revenues from services and 11.6% from leasing revenues, compared to 66.1%, 23.0% and 10.9% for products, services and leasing in 2021, respectively, and 70.9%, 20.7% and 8.4% for products, services and leasing in 2020, respectively. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. However, existing customer equipment can be used in certain circumstances, which creates demand for services with no correlating product sales. The Company has substantial international operations, with approximately 66.2% of its revenues derived from foreign sales in 2022, 63.8% in 2021 and 66.7% in 2020.

Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 33.8% of the Company’s total revenues in 2022, 36.2% in 2021 and 33.3% in 2020.

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

Subsea Equipment - Subsea equipment is used in the drilling and production of offshore oil and gas wells as well as injecting CO2 into offshore reservoirs around the world. Included in the subsea equipment product line are subsea wellheads systems, mudline hanger systems, specialty connectors and associated pipe, production riser systems, subsea production trees, subsea manifolds and liner hangers.

Subsea wellheads are pressure-containing vessels that are sometimes referred to as a “wellhead housing” and are made from forged and machined steel. A casing hanger, also made of steel, lands inside the wellhead housing and suspends casing (pipe) downhole. As drilling depth increases, successively smaller diameter casing strings are installed, each suspended by an independent casing hanger. Subsea wellheads systems are utilized when drilling from floating drilling rigs, either semi-submersible or drillship types, or TLPs and Spars. The Company’s flagship subsea wellhead, called the SS-15® Subsea Wellhead System, is rated for 15,000 pounds per square inch (psi) internal pressure and is offered to the industry in a variety of configurations. The Company’s newest wellhead product, the e-Series Subsea Wellhead Systems (SS-15/20 BigBore II-e and SS-15 RLDe), are designed to contain higher pressures (up to 20,000 psi) and provides the ability to reduce the number of casing strings in the well design by increasing load carrying and pressure capacities of casing hangers and associated installation tools.

Mudline hanger systems are used in jack-up drilling operations to support the weight of the various casing strings at the ocean floor while drilling a well. They also provide a method to disconnect the casing strings in an orderly manner at the ocean floor after the well has been drilled, and subsequently reconnect utilizing metal-to-metal sealing technology to enable production of the well by either tying it back vertically to a subsequently installed platform or by installing a shallow water subsea tree.

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

A subsea production tree is an assembly composed of flow and pressure control valves, a wellhead connector, control equipment and various other components such as pressure/temperature sensors, chemical injection valves and flowline connection systems. Subsea trees are installed on a subsea wellhead or a mudline hanger system and used to control the flow of oil and gas from a producing well or control flow of CO2 injection into an offshore reservoir. Subsea trees may be used as stand-alone satellite wells or multiple well template mounted and cluster arrangements. These types typically produce via a subsea gathering system of manifolds and flowlines to a central control point located on a platform, TLP, Spar or FPSO. The use of subsea production trees has become an increasingly important method for producing wells located in hard-to-reach deepwater (and ultra-deepwater) areas or economically marginal fields located in shallower waters. The Company is an established manufacturer of single, dual and concentric bore as well as horizontal bore production trees. Single bore subsea completion systems eliminate the need for an expensive multibore installation and workover riser, thereby saving both cost and installation time. The horizontal bore subsea production completion system accommodates numerous completion configuration possibilities and features large vertical access drill-through for passage of drill-bits, submersible pumps, coil tubing strings and Dril-Quip’s slimline casing hanger system. The concentric monobore vertical bore subsea production system accommodates numerous completion configuration possibilities including in tubing head and in the subsea wellhead. Dril-Quip’s newly patented VXTe design and technology allows for simpler installations within the wellhead completions by eliminating the requirements of special orientation devices like tubing heads. These trees feature remote flowline and control connections, utilizing remotely operated intervention tools. The Company’s subsea production trees are generally custom designed and manufactured to customer specifications.

Downhole Tools - Downhole tools are primarily comprised of liner hangers, production packers, safety valves and specialty downhole tools. A liner hanger is used to hang-off and seal casing into a previously installed casing string in the well bore and can provide a means of tying back the liner for production to surface. Dril-Quip offers conventional and expandable state-of-the-art liner hanger system and has installed its liner hangers in a number of difficult well applications such as High Pressure High Temperature (HPHT) and geothermal applications, resulting in improved industry recognition and market opportunities.

Surface Equipment - Surface equipment is principally used for flow control on offshore production platforms, offshore CO2 injection installations, TLPs and Spars. Included in the Company’s surface equipment product line are platform wellheads, platform production trees and riser tensioners. Dril-Quip’s development of platform wellheads and platform production trees was facilitated by adaptation of its existing subsea wellhead and tree technology to surface wellheads and trees.

Platform wellheads are pressure-containing forged and machined metal housings in which casing hangers are landed and sealed at the platform deck to suspend casings. The Company emphasizes the use of metal-to-metal sealing wellhead systems with operational time-saving features which can be used in high pressure, high temperature and corrosive drilling and production applications.

After installation of a wellhead, a platform production tree, consisting of gate valves, a surface wellhead connector, controls, tree cap and associated equipment, is installed on the wellhead to control and regulate oil and gas production or CO2 injection. Platform production trees are similar to subsea production trees but utilize less complex equipment and more manual, rather than hydraulically actuated, valves and connectors. Platform wellheads and platform production trees and associated equipment are designed and manufactured in accordance with customer specifications.

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

Certain of the Company’s products are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. See “Item 1A. Risk Factors—Our business involves numerous operating hazards that may not be covered by insurance. The occurrence of an event not fully covered by insurance could have a material adverse effect on our results of operations, financial position and cash flows.”

Services

The Company provides services to customers, including technical advisory assistance as well as rework, reconditioning, storage, and maintenance services on its customer-owned products. These services are provided from the Company’s worldwide locations and represented approximately 21.9% of revenues in 2022 compared to 23.0% in 2021 and 20.7% in 2020.

Technical Advisory Assistance. Dril-Quip generally does not install products for its customers, but it does provide technical advisory assistance to the customer, if requested, in the installation and/or commissioning of its products. The customer is not obligated to utilize these services and may use its own personnel or a third party to perform these services. Technical advisory assistance services performed by the Company are negotiated and sold separately from the Company’s products. These services are not a prerequisite to the sale of the Company’s products as its products are fully functional on a stand-alone basis. The Company’s technicians provide assistance in the onsite installation of the Company’s products and are available on a 24-hour call out from the Company’s facilities located in Houston, Texas; Villahermosa, Mexico; Shushufindi, Ecuador; Macae, Brazil; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Alexandria, Egypt; Takoradi, Ghana; Shenzhen, China; Doha, Qatar; Singapore; and Perth, Australia.

Reconditioning. The Company provides reconditioning of its customer-owned products at its facilities in Houston, Texas; Macae, Brazil; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Alexandria, Egypt; Takoradi, Ghana; Tianjin, China; Doha, Qatar; Singapore; and Perth, Australia. The Company does not typically service, repair or recondition its competitors’ products.

Leasing

The Company leases running and installation tools for use in installation or workover of its products. These tools are required to install, test and retrieve the Company’s products that are purchased by customers. Rental or purchase of running tools is not a condition of the sale of the Company’s products and is contracted for separately from product sales and other services offered by the Company. Running tools are available from Dril-Quip’s locations in Houston, Texas; Villahermosa, Mexico; Shushufindi, Ecuador; Macae, Brazil; Aberdeen, Scotland; Stavanger, Norway; Esbjerg, Denmark; Shenzhen, China; Singapore; and Perth, Australia. These rentals are provided from the Company’s worldwide locations and represented approximately 11.6% of revenues in 2022 compared to 10.9% in 2021 and 8.4% in 2020.

Manufacturing

Dril-Quip has manufacturing facilities in Houston, Texas; Aberdeen, Scotland; Singapore; and Macae, Brazil. See “Item 2. Properties—Manufacturing Facilities.” Dril-Quip maintains its high standards of product quality through the use of quality control specialists and implementation of continuous improvement methodologies. These continuous improvement methodologies leverage Lean practices and focus on improving processes with the goal of providing world-class quality, delivery and service to our customers at the highest possible value.

The Company’s Houston, Aberdeen, Singapore and Macae manufacturing plants are ISO 14001, OHSAS 18001 and ISO 9001 certified. The Houston, Aberdeen, Singapore and Macae plants are also licensed to applicable American Petroleum Institute (API) product specifications and are API Q1, 9th edition and API Q2 compliant. Dril-Quip works to maintain its high standards of product quality through the use of precision measuring equipment such as MRP gages, Faro Arms, Coordinate Measuring Machine and the application of Lean practices. The Company has the capability to manufacture its products globally and continues to have local capability in key critical markets. The Company’s primary raw material is forged steel products which it procures from qualified forging suppliers located globally as well as domestically.

Dril-Quip’s manufacturing facilities utilize state-of-the-art computer numerically controlled (CNC) machine tools and equipment, which contribute to the Company’s product quality and timely delivery. The Company has made significant investments for a complete upgrade of it's manufacturing of subsea wellhead product line with the latest equipment and technology.

Customers

The Company’s principal customers are major integrated, large independent and foreign national oil and gas companies. Drilling contractors and engineering and construction companies also represent a portion of the Company’s customer base. The Company’s customers are generally oil and gas companies that are well-known participants in exploration and production.

The Company is not dependent on any one customer or group of customers. In 2022, the Company’s top 15 customers represented approximately 60% of total revenues, and Chevron Corporation and its affiliated companies (“Chevron”) accounted for approximately 10% of total revenues. In 2021, the Company’s top 15 customers represented approximately 59% of total revenues, and Chevron accounted for approximately 12% of total revenues. In 2020, the Company’s top 15 customers represented approximately 60% of total revenue, and Chevron accounted for approximately 11% of total revenues. No other customer accounted for more than 10% of total revenues in 2022, 2021 or 2020. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to exploration and production and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

Backlog

Backlog consists of firm customer orders of Dril-Quip products for which a purchase order, signed contract or letter of award has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company's backlog primarily consists of our Subsea products. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s product backlog was approximately $240.9 million and $210.1 million at December 31, 2022 and 2021, respectively. The backlog at the end of 2022 represents an increase of approximately $30.8 million, or 14.6%, from the end of 2021. The Company’s backlog balance was positively impacted during 2022 as our product bookings increased due to improved market conditions.

The Company expects to fill approximately 70% to 80% of the December 31, 2022 product backlog by December 31, 2023. The remaining backlog at December 31, 2022 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times.

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

Increasingly, customers enter into long-term contracts (generally three years or more) with the Company covering the purchase of goods and services. These long-term contracts generally specify the products and services, the standard terms of the agreement and often times the price of the goods and services to be purchased. Purchase orders that reference this long-term agreement are then issued by the customer to the Company for specific quantities of the goods and services.

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

Product Development and Engineering

The technological demands of the oil and gas industry continue to increase as exploration and drilling expand into more hostile environments. Conditions encountered in these environments include water depths in excess of 10,000 feet, well pressures up to 20,000 psi, well flowing temperatures beyond 350 degrees Fahrenheit and mixed flows of oil, gas and water that may also be highly corrosive and impact material properties.

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

In the 1980s, the Company introduced its first product, specialty connectors, as well as mudline suspension systems, template systems and subsea wellheads. In the 1990s, the Company introduced a series of new products, including diverters, wellhead connectors, SingleBore™ subsea trees, improved severe service dual bore subsea trees, subsea and platform valves, platform wellheads, platform trees, subsea tree workover riser systems, drilling riser systems and TLP and Spar production riser systems. Since 2000, Dril-Quip has introduced multiple new products, including liner hangers, subsea manifolds, riser tensioners, and enhanced versions of subsea wellhead connectors and Dril-Quip’s industry leading subsea wellhead systems. Recent product development efforts focus on the evolution and enhancement of Dril-Quip’s subsea tree portfolio to align with projected market needs, ability to meet a wider array of customer applications, and offer customers overall project cost savings through technological advantages.

Dril-Quip’s product development work is primarily conducted at its facilities in Houston, Texas. In addition to the work of its product development staff, the Company’s application engineering staff provides technical services to customers in connection with the design and sales of its products. The Company’s ability to develop new products and maintain technological advantages is important to its future success. See “Item 1A. Risk Factors—Our business could be adversely affected if we do not develop new products and secure and retain patents related to our products.”

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

Following successful field trials in 2021, Dril-Quip achieved first commercial sales and installations of XPak De liner hanger. This technology is a replacement and improvement to industry standard sub-mudline supplemental hanger systems. The XPak De adds value to operators by completing upper wellbore sections with reduced non-productive time, lower risk, and improved well integrity while reducing contingency costs, representing yet another successful e-series product introduction. Contracts awards were secured in 2022 for XPak De liner hanger operations in Brazil, US, and Guyana. Dril-Quip also celebrated our first liner hanger installation of XPak in Guyana in 2022 and contract awards for first operations in Suriname.

Over the course of the last several years Dril-Quip continued to meet new product milestones by delivering DXe hydraulic connectors and the installation of subsea wellhead systems, featuring the award-winning DXe profile, within the Norwegian North Sea sector. This added to the field history for the e-series technology that began with the installation of Dril-Quip’s first Horizontal Subsea Tree (HXT) in 2020. Dril-Quip also continued research and development efforts within the Subsea Wellhead System and Subsea Product System product lines. The Company completed development of high pressure sub-mudline supplemental hanger systems and delivered them with its SS-20 BB-IIe subsea wellhead system, which accommodates higher pressures and provides greater flexibility in casing well programs. Dril-Quip has also been awarded the Offshore Technology Conference’s Spotlight on New Technology Award for several of its innovative products, namely the BADGeR specialty casing connector, and the VXTe self-aligning Subsea Tree technology. The BADGeR connector features a hands-free anti-rotation device that automatically engages and enables remote make-up operations that removes rig personnel from the red zone. By lowering operating costs and providing superior fatigue and metal sealing performance, it aligns and joins Dril-Quip’s e-Series product family that have also been recognized for technological innovation and customer benefits. The VXTe self-aligning technology uses a self-aligning mandrel to passively align the subsea tree to the tubing hanger, without regard to the tubing hanger’s orientation in the wellhead. Dril-Quip’s VXTe system provides oil companies with an opportunity to reduce their carbon footprint by reducing the amount of equipment and time required for subsea completions when compared to those activities today.

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

Employees

The total number of the Company's employees as of December 31, 2022 was 1,356, a 1.0% increase from December 31, 2021. Of those 1,356 employees, 581 were located in the United States. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good. At the end of fiscal year 2022, the Company’s global workforce was 85.8% male and 14.2% female. In the U.S., ethnicity of our workforce was 44.2% White, 34.1% Hispanic, 9.3% Asian, 8.4% Black and 4.0% Other. As a manufacturing organization, our workforce is made up of a high percentage of roles that are predominantly held by male workers such as welders, machinists, and workshop and offshore technicians.

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

Diversity and Inclusion

Our culture is underpinned by our core values, including our commitment to inclusion and diversity. We have developed our diversity, equity and inclusion framework to further emphasize our vision, values and strategic objectives to support our talent strategy and desired cultural alignment. Diversity in our workplace broadens thinking and stimulates innovation. A more diverse workplace impacts how we act and what we do and opens our minds to be more creative and collaborative. The Company has implemented several measures that focus on accountability for making progress in diversity. The Company has partnered with non-profit and community organizations to support and develop a diverse talent pipeline. The Company’s commitment to diversity recruiting includes partnering with a number of universities, non-profit and community organizations to support and develop a diverse talent pipeline. In their workforce planning forecasts, the Company’s business units are developing initiatives and goals to recruit diverse talent across all leadership and skill areas. The Company also trains its recruiting workforce in diversity sourcing strategies and partners with external organizations that develop and supply diverse talent pipeline.

As part of our diversity and inclusion efforts, we implemented a Diversity, Equity & Inclusion framework and launched Cultivating Diversity, Equity and Inclusion at work and Unconscious Bias training programs. These programs are aimed at driving further alignment to reduce unconscious bias in our hiring and other employment practices and to build our network of diversity champions among our employees, managers, and executives.

The Women Empowerment Network (WEN) organized several health, wellness and career related programs to support a women’s peer network with a focus on furthering career development opportunities. Our commitment to supporting communities to further improve employee engagement has resulted in overwhelming response to volunteering efforts. Our global employees have come together and have contributed during natural disaster relief work to supporting several local charity events.

Employee Development

The attraction, development and retention of employees is a critical success factor for the Company. To support the advancement of all of our employees, we offer training and development programs encouraging advancement from within. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and operating unit level. Various internship programs and informal mentoring demonstrate the Company’s ongoing commitment and initiatives towards accelerating our future leaders. The executive team also commits substantial time in evaluating the talent of our leadership team with a focus on addressing leadership gaps through executive coaching and mentoring. To help determine whether we meet our goal of providing a rich experience for our employees, we measure organizational culture and engagement which help us build on the competencies that are important for our future success. We periodically engage independent third parties to conduct cultural and employee engagement surveys. These include corporate culture assessments, as well as real-time feedback on employee engagement and employee well-being focused on physical, emotional, social and financial health.

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

Employee Benefits

We have demonstrated a history of investing in our workforce by offering competitive salaries and wages. To foster a stronger sense of ownership and align the interests of employees with shareholders, restricted stock units are provided to eligible employees under our broad-based stock incentive programs. Furthermore, we offer comprehensive and locally relevant and innovative benefits to all eligible employees worldwide. In the U.S, these include, among other benefits:

• Comprehensive health insurance coverage is offered to employees working an average of 20 hours or more each week

• Company paid group dental and vision care

• The Company sponsors a defined-contribution (cash balance) 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees

• Short-term and long-term disability benefits are provided to all full-time employees for added income protection

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

Health, Safety and Environment

Our people are our greatest asset and a key driver to our success in Health, Safety and Environment (HSE). Our HSE policy includes a commitment to provide safe and healthy working conditions for the prevention of work-related injury and ill health and is appropriate for the purpose, size and context of the organization. We established the Goal Zero program which requires each employee to hold themselves and those around them to the highest levels of safety, awareness and self-discipline. Goal Zero advocates conducting each activity in a manner that assures a safe outcome for ourselves, our co-workers and our families. Our vision is to create an environment where every employee embraces HSE as a core value and engages in Goal Zero. As part of our HSE policy we aim to identify and remediate any work practices that pose an HSE risk to our employees. The Company is devoted to creating a sustainable environment and implementing process improvements for both health and safety and the environment in the countries we operate. We evaluate our processes to ensure our protection schemes and work practices minimize these risks. Furthermore, we periodically evaluate our HSE objectives to remain aligned with our HSE goals and annually create a strategy focused on risk reduction to get us closer to zero incidents. This is the foundation on which Goal Zero is built as it shows commitment to identifying and controlling risk.

Employee Turnover

We continually monitor employee turnover rates, both regionally and globally, as our success depends upon retaining our highly trained manufacturing and operating personnel. We believe the combination of competitive compensation and career growth and development opportunities help increase employee tenure and reduce voluntary turnover. Voluntary workforce turnover (rolling 12-month attrition) was 14.6% in December 2022. The average tenure of our employees is approximately 9 years, and about 43% of our employees have been employed by us for more than ten years.

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

In recent years, increased concern has been raised over the protection of the environment. Legislation to regulate emissions of greenhouse gases has been introduced, but not enacted, in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. In November 2015, the United Nations Climate Change Conference (COP21) was held in Paris with the goal to achieve a legally binding and universal agreement on climate, with the aim of keeping global warming below 2 C (Celsius), from all nations, regardless of size. The Paris Agreement, signed by the U.S. on April 22, 2016, requires countries to review and “represent a progression” in their nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. Although the Trump administration had withdrawn the U.S. from the Paris Agreement on November 4, 2020, the Biden administration officially reentered the U.S. in the Paris Agreement in February 2021. In April 2021, the Biden administration announced a new goal to reduce greenhouse gas emissions by 50% to 52% economy-wide by 2030 compared to 2005. In November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions by 30% by 2030, and cooperating toward the advancement of the development of clean energy. With the United States recommitting to the Paris Agreement, executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve the agreement’s goals. Additionally, in August 2022, President Biden signed into law the Inflation Reduction Act, which contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies, which could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels.

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

In January 2021, the Secretary of the Department of the Interior issued an order preventing staff from producing any new fossil fuel leases or permits without sign-off from a top political appointee, and President Biden announced a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices, including consideration of whether to adjust royalties associated with oil and gas resources extracted from public lands and offshore waters or other appropriate action to account for corresponding climate costs. A federal court in the Western District of Louisiana issued a preliminary injunction on this moratorium. Pursuant to the order, in November 2021, the Department of the Interior released a report identifying potential reforms to the federal oil and gas permitting and leasing practices. President Biden’s order also established climate change as a primary foreign policy and national security consideration, affirms that achieving net-zero greenhouse gas emissions by or before midcentury is a critical priority, affirms the Biden Administration’s desire to establish the United States as a leader in addressing climate change, generally further integrates climate change and environmental justice considerations into government agencies’ decision-making, and eliminates fossil fuel subsidies, among other measures. In August 2022, the Fifth Circuit Court of Appeals vacated the preliminary injunction on the moratorium and, subsequently, the Western District of Louisiana permanently enjoined the moratorium as limited to the 13 states that filed a lawsuit against the action.

Other parties are also pursuing lawsuits to stop or restrict offshore drilling. For example, on January 27, 2022, the United States District Court for the District of Columbia found that Bureau of Ocean Energy Management’s failure to calculate the potential emissions from foreign oil consumption had violated the agency’s approval of oil and gas leases in the Gulf of Mexico under the National Environmental Policy Act, and the decision is currently on appeal in the District of Columbia Circuit Court of Appeals. On August 30, 2022, the District of Columbia Circuit Court of Appeals also found two previous oil leases in the Gulf of Mexico were unlawful for failure to properly analyze risk under the National Environmental Policy Act. These decisions may disrupt or delay drilling operations if the agency is forced to reassess the environmental impacts of the Gulf of Mexico drilling program.

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

To the extent that new laws or other governmental actions prohibit or restrict drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry in general and the drilling industry in particular, the business of the Company could be adversely affected. Similarly, restrictions on authorizations needed to conduct seismic surveys could impact our customers’ ability to identify oil and gas reserves, thereby reducing demand for our products. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations. Compliance with any new laws, regulations or other legal initiatives could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business and financial condition. See “Item 1A. Risk Factors—Our business and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.”

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

Executive Officers of the Registrant

Pursuant to the instructions to Item 401 of Regulation S-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of February 20, 2023) and positions of the Company’s executive officers:

Name	Age	Position
Jeffrey J. Bird	56	President, Chief Executive Officer and Director
James C. Webster	53	Vice President, General Counsel and Secretary
Kyle F. McClure	47	Vice President and Chief Financial Officer
Donald M. Underwood	63	Vice President - Subsea Products

Jeffrey J. Bird is President, Chief Executive Officer and Director. He joined the Company in March 2017 as Vice President and Chief Financial officer. From February 2019 to May 2020, he was Senior Vice President – Production Operations and Chief Financial Officer before being promoted to President and Chief Operating Officer in May 2020. He was promoted to his current position of President, Chief Executive Officer and Director in January 2022. From December 2014 through February 2017, he was Executive Vice President and Chief Financial Officer of Frank’s International, a provider of engineered tubular services to the oil and gas industry. Prior to joining Frank’s International, Mr. Bird was the Vice President of Finance and Chief Financial Officer of Ascend Performance Materials, a provider of chemicals, fibers and plastics in Houston, Texas, from September 2010. Prior to joining Ascend, Mr. Bird served in a variety of accounting and finance roles, primarily in the industrial manufacturing sector including serving as a division Chief Financial Officer at Danaher Corporation. Mr. Bird holds a BA in Accounting from Cedarville University in Ohio.

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

Donald M. Underwood is Vice President – Subsea Products. He joined the Company in April 2018 as Corporate Director of Business Development before being promoted to Vice President – Sales and Marketing, a position he held from July 2018 until February 2022 when he was appointed to his current position. Prior to joining the Company, Mr. Underwood was Vice President, Subsea Processing at TechnipFMC from January 2016 until September 2017. Prior to that role, he worked for FMC Technologies, Inc. for over 20 years in management, operational and sales positions around the world, including in Norway, Brazil and Singapore. Mr. Underwood holds a BS in mechanical engineering from Texas A&M University.

Item 1A. Risk Factors

In this Item 1A., the terms “we,” “our,” “us” and “Dril-Quip” used herein refer to Dril-Quip, Inc. and its subsidiaries unless otherwise indicated or as the context so requires.

Risks Related to Environmental, Social and Governance “ESG”

Increasing attention to ESG matters may impact our business

We may not be able to adequately identify or manage ESG-related risks and opportunities, which may include failing to achieve ESG-related strategies and goals. Also, despite these aspirational goals, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of changes in activity levels, potential costs or technical or operational obstacles. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company’s sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of our stock from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of our operations by certain investors.

We are subject to compliance with governmental regulations associated with climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy that could result in increased costs, limit the areas in which our clients’ oil and natural gas production may occur and reduced demand for our services, which may adversely affect our business and results of operations.

Investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our services, reduced profits, increased risks of governmental investigations and private party litigation, and negative impacts on our stock price and access to capital markets. Our managerial ESG Steering Team is the primary group for overseeing and managing our ESG initiatives. Team members review the implementation and effectiveness of our ESG programs and policies and report on these matters to the Board of Directors. While we have sought voluntary aspirational goals for GHG emission reductions from base year 2018, we note that even with our governance oversight in place, we may not be able to adequately identify or manage ESG-related risks and opportunities, which may include failing to achieve ESG-related aspirational goals. We have published voluntary disclosures regarding ESG matters under an annual Sustainability Report and the Global Reporting Initiative, an international independent standards organization.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our ESG policies may impose additional costs on us or expose us to additional risks.

Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG and similar matters may hinder access to capital, as investors and lenders may decide to reallocate capital or not to commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition or stock price of such a company could be materially and adversely affected.

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
•
enhanced export controls and trade sanctions targeting Russia’s import of certain goods and technology; and
•
closure of airspace to Russian aircraft.

As the invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export-controls or other economic or military measures against Russia. Although we have minimal operational exposure in Russia with no revenue for the year ended December 31, 2022, and we do not intend to commit further capital towards projects in Russia, the full impact of the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and they could adversely affect oil and gas companies, including many of which are our customers, as well as the global supply chain. In addition, the continuation of the invasion of Ukraine by Russia could lead to other disruptions, instability and volatility in global markets and industries, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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
worldwide macroeconomic activity;
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

Oil and gas prices and the level of drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and macroeconomic events have contributed to crude oil and natural gas price volatility and are likely to continue to do so in the future. In addition, the effects of global health epidemics and concerns, such as the COVID-19 pandemic, has materially impacted demand for crude oil and natural gas which has contributed to further price volatility.

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

Our products are used primarily in deepwater, harsh environment and severe service applications. Our contracts with customers and customer requests for bids typically set forth detailed specifications or technical requirements for our products and services, which may also include extensive testing requirements. We anticipate that such testing requirements will become more common in our contracts. In addition, scrutiny of the drilling industry has resulted in more stringent technical specifications for our products and more comprehensive testing requirements for our products to maintain compliance with such specifications. We cannot assure you that our products will be able to satisfy the specifications or that we will be able to perform the full-scale testing necessary to prove that the product specifications are satisfied in future contract bids or under existing contracts, or that the costs of modifications to our products to satisfy the specifications and testing will not adversely affect our results of operations. If our products are unable to satisfy such requirements, or we are unable to perform any required full-scale testing, our customers may cancel their contracts and/or seek new suppliers, and our business, results of operations, cash flows or financial position may be adversely affected.

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

Increases in commodity prices for items such as nickel, molybdenum and heavy metal scrap that are used to make the steel alloys required for our products can result in an increase in our raw material costs. Like others in our industry, in 2022, we faced, and continue to face, unprecedented inflationary pressures. Similarly, any increase in energy costs would increase our product costs. If we are not successful in raising our prices on products to compensate for any increased raw material or energy costs, our margins will be negatively impacted.

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

We have substantial international operations, with approximately 66.2% of our revenues derived from foreign sales in 2022, 63.8% in 2021 and 66.7% in 2020. We operate our business and market our products and services in many of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

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

Our principal customers are major integrated oil and gas companies, large independent and foreign national oil and gas companies throughout the world. Drilling contractors, other oilfield contractors and engineering and construction companies also represent a portion of our customer base. In 2022, our top 15 customers represented approximately 60% of total revenues, and Chevron accounted for approximately 10% of total revenues. In 2021 and 2020, our top 15 customers represented approximately 59% and 60% of total revenues, respectively, while Chevron accounted for approximately 12% and 11%, respectively of 2021 and 2020 total revenues. The loss of one or more of our significant customers could have an adverse effect on our results of operations, financial position and cash flows.

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

Financial Risks

Inflation may adversely affect our financial position and results of operations.

Increases in the cost of wages, materials, parts, equipment and other operational components has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. In addition, inflation has also resulted in higher interest rates in the U.S., which could cause an increase in the cost of debt borrowing in the future, as well as supply chain shortages, an increase in the costs of labor, currency fluctuations and other similar effects.

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

Long-lived assets, including property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate our property and equipment and definite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We assess recoverability based on undiscounted future net cash flows. Estimating future net cash flows requires us to make judgements regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. We incurred long-lived asset write-downs of approximately $5.7 million during the year ended December 31, 2022. These charges are reflected as “Restructuring and other charges” in our Consolidated Statements of Income (Loss).

During 2022, Brent crude oil prices fluctuated significantly, with a high of $133.18 per barrel, a low of $76.02 per barrel, and an average of $100.94 per barrel. Although crude oil prices recovered in 2022, continued volatility in market conditions may further deteriorate the financial performance or future prospects of our operating segments from current levels, which may result in an impairment of long-lived assets or inventory and negatively impact our financial results in the period of impairment.

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

The United Kingdom (U.K.) formally left the European Union (E.U.) on January 31, 2020 (“Brexit”). Brexit could lead to increasingly divergent national laws and regulations as the U.K. government determines which retained E.U. laws to modify or replace. This in turn could impact compliance and operational costs for the Company, in particular to the extent that it is reliant upon access into or outputs from the E.U. This, or other effects of Brexit which we cannot anticipate, could have a negative impact on the Company’s financial position and results of operations. In addition, the consequences of Brexit and ongoing negotiations could introduce significant uncertainties into global financial markets and adversely impact the regions in which we and our clients operate. See “Our international operations expose us to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on our results of operations, financial position or cash flows” under “Item 1A. Risk Factors.”

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

Moreover, the United States Congress, the Organization for Economic Co-operation and Development and other government agencies in the other jurisdictions where we and our subsidiaries do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the United States and other countries in which we and our subsidiaries do business could change on a prospective or retroactive basis, and such changes could adversely affect us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas	1,351,000	185.0	Owned
Aberdeen, Scotland	222,800	24.1	Owned
Singapore	293,200	14.4	Leased
Macae, Brazil	169,600	10.6	Owned

For additional information on our manufacturing facilities, see “Item 1. Business - General” and “Manufacturing.”

Sales, Service and Reconditioning Facilities

Location*	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
Villahermosa, Mexico	18,836	2.9	Sales/Service/Warehouse
Anaco, Venezuela*	3,000	0.1	Sales/Service/Warehouse
Quito, Ecuador	2,600	0.1	Sales
Shushufindi, Ecuador	135,800	3.1	Sales/Service/Warehouse
Stavanger, Norway*	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	19,100	2.6	Sales/Service/Reconditioning/Warehouse
Takoradi, Ghana	2,500	0.8	Service/Reconditioning/Warehouse
Cairo, Egypt	2,200	—	Sales
Alexandria, Egypt	5,200	0.6	Service/Reconditioning/Warehouse
Doha, Qatar	8,900	—	Service/Reconditioning/Warehouse
Shekou, China	11,100	—	Sales/Service/Warehouse
Perth and Welshpool, Australia	28,000	2.9	Sales/Service/Reconditioning/Warehouse
Mumbai, India	130	—	Sales
Jakarta, Indonesia	150	—	Sales
Kuala Lumpur, Malaysia	400	—	Sales
Beijing, China	120	—	Sales

*These facilities are owned; all other facilities are leased.

The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen, Singapore and Macae. For additional information on our manufacturing facilities, see “Item 1. Business – General.”

Item 3. Legal Proceedings

For information with respect to this item, see “Contingencies,” Note 14 of Notes to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is publicly traded on the New York Stock Exchange under the symbol “DRQ.”

There were approximately 228 stockholders of record of the Company’s common stock as of December 31, 2022. This number includes the Company’s employees and directors that hold shares but does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

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

Information concerning securities authorized for issuance under equity compensation plans is included in “Stock-Based Compensation and Stock Awards,” Note 17 of Notes to Consolidated Financial Statements in Item 8 of Part II, which in incorporated herein by reference.

Repurchase of Equity Securities

The following table summarizes the repurchase and cancellation of our common stock during the year ended December 31, 2022

	Twelve months ended December 31, 2022
	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs

January 1-31, 2022	273,629	$21.20	273,629	$18.5
February 1-28, 2022	-	-	-	118.5
March 1-31, 2022	-	-	-	118.5
April 1-30, 2022	-	-	-	118.5
May 1-31, 2022	-	-	-	118.5
June 1-30, 2022	157,101	24.49	157,101	114.6
July 1-31, 2022	457,467	24.35	457,467	103.5
August 1-31, 2022	-	-	-	103.5
September 1-30, 2022	-	-	-	103.5
October 1-31, 2022	-	-	-	103.5
November 1-30, 2022	-	-	-	103.5
December 1-31, 2022	-	-	-	103.5
	888,197	$23.41	888,197	$103.5

(1) On February 26, 2019, the Company announced that its Board of Directors authorized a stock repurchase plan under which the Company is authorized to repurchase up to $100.0 million of its common stock. On February 22, 2022, the Board of Directors authorized an incremental $100 million share repurchase plan. These repurchase plans have no set expiration date and any repurchased shares are expected to be cancelled. During the year ended December 31, 2022, the Company purchased 888,197 shares under the share repurchase plans at an average price of approximately $23.41 per share totaling approximately $20.8 million, pursuant to a 10b5-1 plan, which is reflected in “Retained earnings” in the Consolidated Balance Sheets. All repurchased shares have been cancelled as of December 31, 2022.

Performance Graph

We compare the cumulative total shareholder return on our common stock to the cumulative total shareholder return of both a broad stock index and an index of oil and natural gas related companies that represents an industry composite of peers. During 2022, the Company replaced the Philadelphia Oil Service Sector Index (“OSX”) with the VanEck Oil Services ETF Index (“OIH”) as our reference peer group index, as we changed the peer comparison index for our performance stock units from the OSX to the OIH and we also plan to use the OIH index in the new pay versus performance table to be presented in the Company’s definitive Proxy Statement (the “2023 Proxy Statement”). As this is the initial year of change in our reference peer group index, we are presenting two performance graphs, the first one with the preceding OSX index and the second one with the new OIH index. The first graph compares the cumulative total shareholder return on our common stock to the cumulative total shareholder return on the Standard & Poor’s 500 Stock Index and the OSX index. The second graph compares the cumulative total shareholder return on our common stock to the cumulative total shareholder return on the Standard & Poor’s 500 Stock Index and the OIH index. These graphs cover the period from December 31, 2017 through December 31, 2022 and assume the investment of $100 on December 31, 2017 and the reinvestment of all dividends, if any. The shareholder return set forth is not necessarily indicative of future performance.

COMPARISON OF 5 YEARS

CUMULATIVE TOTAL RETURN

Among Dril-Quip, Inc., the S&P 500 Index

and the Philadelphia Oil Service Index (OSX)

COMPARISON OF 5 YEARS

CUMULATIVE TOTAL RETURN

Among Dril-Quip, Inc., the S&P 500 Index

and the VanEck Oil Services ETF Index (OIH)

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

For a discussion of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

The Company designs, manufactures, sells and services highly engineered drilling and production equipment for both offshore and onshore applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors, diverters and safety valves. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies and drilling contractors throughout the world. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip’s customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.

Oil and Gas Prices

Both the market for drilling and production equipment and services and the Company’s business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. While demand currently remains strong, we acknowledge there is an elevated recession risk looming in global markets. However, we believe the impact of a possible recession on demand in 2023 would be relatively muted due to disruptions in global oil supply, rather low spare global production capacity, and increased demand from the gradual reopening of China and rising global travel. We believe oil supply growth remains challenged as the release of U.S. strategic petroleum reserves subsides, the impact of the Russian oil products export embargo hits in the first quarter of 2023, and reduced investment across the Russian industry gradually impacts production.

Crude oil price recovery which began in the latter half of 2020, continued in 2022 as the oil markets remained encouraging throughout the year. Future declines in oil and gas prices or ongoing pricing volatility may further adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations, which could have an adverse impact on the Company’s results of operations, financial position and cash flows. Any future deterioration of commodity prices could lead to material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company’s results of operations. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

During 2022, Brent crude oil prices fluctuated significantly, with a high of $133.18 per barrel, a low of $76.02 per barrel, and an average of $100.94 per barrel compared to an average of $70.86 per barrel in 2021. According to the January 2023 release of the Short-Term Energy Outlook published by the EIA, Brent crude oil prices are projected to average $83.10 per barrel in 2023 and $77.57 per barrel in 2024. The International Energy Agency projected the global oil demand to grow by approximately 1.9 million barrels per day to a total of 101.7 million barrels per day in 2023 based on its January 2023 Oil Market Report.

Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the Company’s geographic regions for the years ended December 31, 2022, and 2021. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	2022		2021
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Western Hemisphere	59	44	55	41
Eastern Hemisphere	49	62	45	57
Asia-Pacific	29	270	31	253
Total	137	376	131	351

Source: IHS—Petrodata RigBase— December 31, 2022, and 2021

According to IHS-Petrodata RigBase, as of December 31, 2022, there were 519 rigs contracted for the Company’s geographic regions (139 floating rigs and 380 jack-up rigs), which represents a 6.8% increase from the rig count of 486 rigs (137 floating rigs and 349 jack-up rigs) as of December 31, 2021.

Business Environment

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). The Inflation Reduction Act contains a number of revisions to the Internal Revenue Code, including a 15% book-income corporate alternative minimum tax on any corporation that, along with the other members of its controlled group, if any, has average adjusted financial statement income over $1.0 billion for any 3-tax-year period ending with January 1, 2022 or later. The Inflation Reduction Act also imposes a 1% excise tax on the fair market value of stock that is repurchased, or acquired through “economically similar transactions,” by publicly traded U.S. corporations or their specified affiliates. The fair market value of repurchased stock that is subject to the excise tax will be adjusted downward for the fair market value of any stock issued by the covered corporation during the tax year as part of a “netting rule.” The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. Currently, we are not subject to the corporate alternative minimum tax. The Company will evaluate any impact related to the excise tax on stock repurchases by the Company in future periods.

During the first quarter of 2022, Dril-Quip entered into a collaboration agreement with Aker Solutions ASA (Aker Solutions) to offer subsea injection systems for carbon capture, utilization and storage (CCUS) projects. Under the agreement, Dril-Quip will provide Aker Solutions with CO2 injection Xmas trees and wellheads that will be fully integrated into a larger subsea injection system to provide customers with market-leading technology purposely designed for the injection and storage of CO2. The arrangement will leverage on Aker Solution’s position as an integrated supplier of CCUS systems along with its control systems and electrification components. We believe this collaboration agreement focuses on the strengths of both organizations, will deliver an optimum solution for carbon capture and storage, and is in line with each party’s strategic goals of collaboration and partnerships to unlock value for customers.

In February 2022, Russia invaded Ukraine, resulting in wide-ranging sanctions imposed on Russia by certain members of the European Union, the United Kingdom and the United States, among others, higher oil prices and increased uncertainty in global markets. As Russia’s invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export-controls or other economic or military measures against Russia. Although we have minimal operational exposure in Russia and we do not intend to commit further capital towards projects in Russia, the full impact of the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and could adversely affect oil and gas companies, many of which are our customers, as well as the global supply chain. For more information on the risks associated with the invasion of Ukraine, see “Our business may also be affected by new sanctions and export controls targeting Russia and other responses to Russia’s invasion of Ukraine.” discussed under “Item 1A. Risk Factors” in this report.

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

We continue to monitor the impact of the COVID-19 pandemic, government actions and measures taken to prevent its spread, and the potential to affect our operations, particularly in China. We are also monitoring the current global economic environment, specifically including inflationary pressures and the macroeconomic impact of the conflict in Ukraine, and any resulting impacts on our financial position and results of operations. Refer to “Item 1A. Risk Factors” for additional information.

Oil and gas prices and the level of drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political, economic and other events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. The Company expects continued pressure in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Any future deterioration of commodity prices could lead to material impairment charges to tangible or intangible assets or otherwise result in a material adverse effect on the Company’s results of operations.

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

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products and from leasing our forging facility. In 2022, the Company derived 66.5% of its revenues from the sale of its products, 21.9% of its revenues from services and 11.6% from leasing revenues, compared to 66.1%, 23.0% and 10.9% for products, services and leasing in 2021, respectively. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. However, customer stocking and destocking can affect the correlation between demand for services and product sales. The Company has substantial international operations, with approximately 66.2% of its revenues derived from foreign sales in 2022 and 63.8% in 2021. Substantially all of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 33.8% of the Company’s total revenues in 2022 and 36.2% in 2021.

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

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on an over time basis. During 2022, there were 79 projects that were accounted for using the over time method, which represented approximately 34.7% of the Company’s total revenues and 52.1% of the Company’s product revenues. During 2021, there were 54 projects that were accounted for using the over time method, which represented approximately 21.7% of the Company’s total revenues and 32.7% of the Company’s product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against current earnings because of over time method of accounting.”

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

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with our 2021 global strategic plan initiated in the fourth quarter of 2021, in an effort to realign our subsea product business with the market conditions. Prior to the 2021 global strategic plan, restructuring and other charges were incurred as part of the 2018 global strategic plan, initiated to realign our manufacturing facilities globally and which concluded as of the third quarter of 2021. These charges are reflected as “Restructuring and other charges” in our Consolidated Statements of Income (Loss).

Gain on Sale of Property, Plant and Equipment. Gain or loss on sale of property, plant and equipment consists of sales of assets within this category of fixed assets.

Foreign Currency Transaction (Gain) Loss. Foreign currency transaction (gain) loss result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated. The Company’s foreign subsidiaries, whose functional currency is the local currency, conduct a portion of their operations in U.S. dollars. As a result, these subsidiaries hold significant monetary assets denominated in U.S. dollars. These monetary assets are subject to changes in exchange rates between the U.S. dollar and the local currency.

Income Tax Provision. The Company’s effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, impact of valuation allowances, changes in tax legislation, and other permanent differences related to the recognition of income and expense between U.S. GAAP and applicable tax rules.

Reclassifications. We reclassified approximately $9.6 million of prepaid expenses for the year ended December 31, 2021 from 'Prepaids and other current assets' to 'Prepaid expenses'. This reclassification to the prior period was made to conform to the current period presentation and did not have an impact on our Consolidated Statements of Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of income data expressed as a percentage of revenues:

	Year Ended December 31,
	2022	2021
Revenues:
Products	66.5%	66.1%
Services	21.9	23.0
Leasing	11.6	10.9
Total revenues	100.0	100.0
Cost of sales:
Products	56.3	55.3
Services	8.9	10.3
Leasing	8.3	9.5
Total cost of sales	73.5	75.1
Selling, general and administrative	26.0	35.6
Engineering and product development	3.2	4.7
Restructuring and other charges	3.1	24.4
Gain on sale of property, plant and equipment	(5.5)	(1.4)
Foreign currency transaction (gain) loss	(1.0)	0.3
Total costs and expenses	99.3	138.7
Operating income (loss)	0.7	(38.7)
Interest income	1.2	0.2
Interest expense	(0.1)	(0.2)
Income (loss) before income taxes	1.8	(38.7)
Income tax provision	1.7	0.9
Net income (loss)	0.1%	(39.6)%

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Year Ended December 31,
	2022	2021
	(In millions)
Revenues:
Products:
Subsea equipment	$194.3	$168.4
Downhole tools	46.5	45.3
Total products	240.8	213.7
Services:
Subsea equipment	61.0	58.1
Downhole tools	18.2	16.0
Total services	79.2	74.1
Leasing
Subsea equipment	33.7	28.0
Downhole tools	8.4	7.1
Total leasing	42.1	35.1
Total revenues	$362.1	$322.9

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues. Revenues increased by $39.2 million, or approximately 12.1%, to $362.1 million in 2022 from $322.9 million in 2021. The overall increase in revenue was driven by increased product, leasing and service revenues of $27.1 million, $7.0 million, and $5.1 million, respectively. Product revenues increased by approximately $27.1 million for the year ended December 31, 2022 compared to the same period in 2021 as a result of increased revenues of $25.9 million in subsea equipment and $1.2 million in downhole tools. Total revenues increased in the Eastern Hemisphere by $22.1 million and in the Western Hemisphere by $21.5 million, partially offset by a decrease in the Asia-Pacific region by $4.4 million. Product revenues increased in the Eastern Hemisphere by $14.7 million, in the Western Hemisphere by $6.4 million, and in the Asia-Pacific region by $6.0 million. The increase in product revenues across the geographic segments was primarily due to an improved crude oil market driving organic business growth coupled with a favorable product mix. In any given time period, the revenues recognized between the various product lines and geographic areas will vary depending upon the timing of shipments to customers, completion status of the projects accounted for under the over time accounting method, market conditions and customer demand.

Service revenues increased by approximately $5.1 million resulting mainly from increased service revenues in the Western Hemisphere of $9.5 million and in the Eastern Hemisphere of $3.2 million, partially offset by decreased service revenues of $7.6 million in the Asia-Pacific region. Higher service revenues in the Western and Eastern Hemispheres were mainly due to customer specific increases in technical advisory services and maintenance requests following an increase in product revenues. Lower service revenues in the Asia-Pacific region resulted primarily due to standby rates that the customers paid as a result of travel restrictions and increase in rig mobilization activities in 2021 as companies resumed their well completion activities.

Leasing revenues increased by approximately $7.0 million for the year ended December 31, 2022 compared to the same period in 2021 mainly from increased leasing revenues in the Western Hemisphere of $5.7 million and in the Eastern Hemisphere of $4.2 million, partially offset by a decrease in the Asia-Pacific region of $2.9 million. Increase in leasing revenues in the Western and Eastern Hemispheres were due to customer specific increases in rental tool utilization. The majority of the decrease in the Asia-Pacific region is related to decreased subsea rental tool utilization due to timing of customer drilling activity.

Cost of Sales. Cost of sales increased by $23.5 million, or 9.7%, to $265.9 million in 2022 from $242.4 million in 2021. The increase in cost of sales were mainly in line with the increase in revenue for the year ended December 31, 2021. Cost of sales as a percentage of revenue decreased to 73.5% as compared to 75.1%. We were able to achieve these margins despite inflationary pressures for materials largely due to a favorable product mix and productivity initiatives for the year ended December 31, 2022 as compared to the same period in 2021.

Selling, General and Administrative Expenses. For 2022, selling, general and administrative expenses decreased by approximately $20.8 million, or 18.1%, to $94.2 million from $115.0 million in 2021. This decrease was attributable mainly to lower legal expenses in 2022 related to costs incurred in connection with the FMC Technologies, Inc. lawsuit in 2021, an importation tax settlement under a Brazilian tax amnesty program introduced in the first quarter of 2021, severance payout to our former Chief Executive Officer, pursuant to a separation agreement entered into with him during the fourth quarter of 2021 and lower consulting fees incurred during the current year.

Engineering and Product Development Expenses. For 2022, engineering and product development expenses decreased by approximately $3.4 million, or 22.3%, to $11.7 million from $15.1 million in 2021. Engineering and product development expenses as a percentage of revenues decreased to 3.2% in 2022 from 4.7% in 2021. This decrease was attributable mainly to lower spend on research and development activities as we completed certain strategic projects.

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with our 2021 global strategic plan initiated in the fourth quarter of 2021, in an effort to realign our subsea product business with the market conditions. Prior to the 2021 global strategic plan, restructuring and other charges were incurred as part of the 2018 global strategic plan, initiated to realign our manufacturing facilities globally and which concluded as of the third quarter of 2021. During 2022, the Company incurred $11.4 million of additional costs under the 2021 global strategic plan. These charges were primarily related to write-downs of long-lived assets, severance and other charges. Long-lived asset write-downs consisted of $3.2 million for the Houston corporate administrative building and $2.5 million for obsolete machinery and equipment. Other charges totaled $4.8 million and consisted of consulting and legal fees, office moves, site cleanup and preparation costs. Severance charges totaled approximately $0.9 million for the year. During 2021, we incurred restructuring charges under the 2018 global strategic plan as we exited from certain underperforming countries and markets and shifted from manufacturing in-house to a vendor outsourcing model which resulted in inventory write-downs of approximately $19.3 million, severance charges of $2.7 million and other charges of $4.0 million, consisting of facilities-related market exit costs and consulting fees. Additionally, as part of the 2021 global strategic plan we discontinued certain product categories which resulted in inventory write-downs, long-lived asset write-downs and severance charges of approximately $47.7 million, $4.2 million, and $1.0 million, respectively, during the fourth quarter of 2021.

Gain on Sale of Property, Plant and Equipment. During 2022, gain on sale of property, plant and equipment was approximately $20.0 million, primarily related to the sale of our Houston forge facility building and obsolete machinery and equipment. For the year ended December 31, 2021, gain on sale of property, plant and equipment was approximately $4.5 million, primarily related to the sale of two of our buildings in Singapore.

Foreign Currency Transaction (Gain) Loss. Foreign exchange gain for 2022 was $3.8 million as compared to a loss of $0.8 million for the same period in 2021.

Income Tax Provision. Income tax expense for 2022 was $6.3 million on an income before taxes of $6.8 million, resulting in an effective income tax rate of 93.5%. Income tax expense was different than the U.S. federal statutory income tax rate of 21% primarily due to changes in valuation allowances, nondeductible expenses, foreign income inclusions, foreign tax withholdings and credits, and other general business credits and incentives. Income tax expense in 2021 was $2.9 million on a loss before taxes of $125.1 million, resulting in an effective tax rate of approximately (2.4%). The change in the effective income tax rate from 2021 to 2022 was primarily driven by the favorable outcomes of previously unrecognized tax benefit, change in valuation allowance against the net U.S. deferred tax assets as well as those in various foreign countries, the mix of foreign income taxed at different statutory rates, an increase in non-taxable income, nondeductible expenses, foreign income inclusions and foreign tax credits.

Net Income (Loss). Net income was approximately $0.4 million in 2022, compared to a net loss of $128.0 million in 2021, for the reasons set forth above.

Non-GAAP Financial Measures

We have performed a detailed analysis of the non-GAAP measures that are relevant to our business and its operations and determined that the appropriate unit of measure to analyze our performance is Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, as well as other significant non-cash items and other adjustments for certain charges and credits). The Company believes that the exclusion of these charges and credits from these financial measures enables it to evaluate more effectively the Company’s operations period over period and to identify operating trends that could otherwise be masked by excluded items. It is our determination that Adjusted EBITDA is a more relevant measure of how the Company reviews its ability to meet commitments and pursue capital projects.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Year Ended December 31,
	2022	2021
	(In thousands)
Net income (loss)	$443	$(127,996)
Add:
Interest (income) expense, net	(4,249)	212
Income tax provision	6,327	2,946
Depreciation and amortization expense	29,421	30,381
Restructuring and other charges (2)	11,443	96,650
Gain on sale of property, plant and equipment	(20,019)	(4,482)
Foreign currency transaction (gain) loss	(3,756)	836
Stock compensation expense	10,363	14,895
Brazilian amnesty settlement	-	1,787
Adjusted EBITDA (1)	$29,973	$15,229

(1) Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.
(2) Restructuring and other charges include legal expenses related to the FMC lawsuit, severance charges related to our former Chief Executive Officer and a one-time provision for settlement of certain receivables for the year ended December 31, 2021.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) operations by type of activity were as follows:

	Year Ended December 31,
	2022	2021
	(In thousands)
Net cash provided by (used in) operating activities	$(36,771)	$38,428
Net cash used in investing activities	(30,105)	(3,207)
Net cash used in financing activities	(20,890)	(24,300)
	(87,766)	10,921
Effect of exchange rate changes on cash activities	(2,881)	(1,425)
Increase (decrease) in cash and cash equivalents	$(90,647)	$9,496

Statements of cash flows for entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given year, as these are non-cash changes. As a result, changes reflected in certain line items on the Consolidated Statements of Cash Flows may not reflect the changes in corresponding line items on the Consolidated Balance Sheets.

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools, (ii) to fund working capital and (iii) to fund the repurchase of the Company’s shares. The Company’s principal source of funds is cash flows from operations. The Company may use its liquidity for, among other things, the support of the Company’s research and development efforts, the funding of key projects and spending required by any upturn in the Company’s business and the pursuit of possible acquisitions.

Net cash provided by operating activities in 2022 decreased by approximately $75.2 million compared to 2021, primarily due to decreases resulting from the change in operating assets and liabilities of $130.3 million and a net decrease of $73.3 million in non-cash movements. This was partially offset by a decrease in net loss of $128.4 million.

The change in operating assets and liabilities during 2022 resulted in a $130.3 million decrease in cash as compared to the change in operating assets and liabilities during 2021. The increase in unbilled receivables by $80.8 million was mainly due to a significant increase in projects that are accounted for on an over time basis and the completion timelines of some of our major projects. The $25.1 million decrease in cash due to changes in prepaids and other assets was primarily due an increase in advances to vendors related to projects accounted for on an over time basis in 2022, increases in tax receivables in some foreign jurisdictions in 2022 as compared to the receipt of certain tax receivables and reimbursement of the security amounts deposited with the Brazilian courts related to the tax amnesty program in 2021. The decrease due to changes in accounts payable and accrued expenses of $23.8 million was mainly related to the payment of our agent fees in the Middle East and the payment of certain property taxes. The increase in trade receivables by $5.0 million was primarily due to a decrease in billing activity related to our ongoing projects. These decreases to cash balances were partially offset by a decrease in inventory of $4.4 million mainly related to our continued focus on inventory management and consumption during the year.

Net loss decreased by $128.4 million to a net income of $0.4 million in 2022 from a net loss of $128.0 million in 2021. The reasons for the decrease in net income or losses are set forth in the “Results of Operations” section above.

Net cash used in investing activities increased by approximately $26.9 million in 2022 as compared to 2021. This increase is primarily due to purchase of short-term investments of $32.2 million and higher capital expenditure spend of $8.9 million, partially offset by an increase in proceeds related to sales of property, plant and equipment by $14.2 million. Capital expenditures by the Company were $18.9 million and $10.0 million in 2022 and 2021, respectively. Capital expenditures in 2022 were incurred primarily to support our current and recently developed products and to support the strategic shift in our business model. Capital expenditures in 2022 included $10.2 million for rental tools, $6.3 million for machinery and equipment and other expenditures of $2.4 million. Capital expenditures in 2021 were primarily to support our current and recently developed products and to support the restructuring of our downhole tools business where we exited certain underperforming markets. Capital expenditures in 2021 included $4.6 million for machinery and equipment, $3.7 million for rental tools and other expenditures of $1.7 million.

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

During the year ended December 31, 2022, the Company purchased 888,197 shares at an average price of $23.41 under the share repurchase plan for approximately $20.8 million. During the year ended December 31, 2021, the Company purchased 1,109,187 shares at an average price of $21.79 under the share repurchase plan for approximately $24.2 million. During the year ended December 31, 2020, the Company purchased 808,389 shares at an average price of $30.91 under the share repurchase plan for approximately $25.0 million. All repurchased shares were subsequently cancelled. Refer to Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion.

The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months at current activity levels. However, if work activity increases, we expect further working capital investment will be required.

Credit Facility

The Company’s ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. In addition, we opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. As of December 31, 2022, the cash balance in that account was approximately $5.4 million. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times, which is considered as restricted cash and is included in “Cash and cash equivalents” in our consolidated balance sheets as at December 31, 2022 and December 31, 2021. Withdrawals from this cash collateral account are only allowed at such point that a given letter of credit has expired or has been cancelled.

Contractual Obligations

For information with respect to this item, see “Leases and Lease Commitments,” Note 9 of Notes to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.

Backlog

Backlog typically consists of firm customer orders of Dril-Quip products for which a purchase order, signed contract or letter of award has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company's backlog primarily consists of our Subsea products. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, volatility in the commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog was approximately $240.9 million at December 31, 2022 and $210.1 million at December 31, 2021. The backlog at the end of 2022 represents an increase of approximately $30.8 million, or 14.6%, from the end of 2021. We experienced an increase in product bookings during 2022 as the global crude oil market improved despite a negative impact of approximately $27.4 million in cancellations. During 2021, the Company’s backlog balance was initially negatively impacted due to the COVID-19 pandemic resulting in a depressed global economic environment that led to weakness in oil prices. In the latter half of 2021 as we saw improvements in the global markets and recovery of crude oil prices with vaccinations being deployed resulting in positive market trends, our product bookings increased in the fourth quarter of 2021.

The following table represents the change in backlog.

	Year Ended December 31,
	2022	2021
	(In thousands)
Beginning Backlog	$210,119	$195,650
Bookings:
Product (1)	293,847	240,033
Service	84,274	74,143
Leasing	42,033	35,042
Cancellation/Revision adjustments	(27,418)	(11,594)
Translation adjustments	80	(210)
Total Bookings	392,816	337,414
Revenues:
Product	240,842	213,760
Service	79,195	74,143
Leasing	42,033	35,042
Total Revenue	362,070	322,945
Ending Backlog (1)	$240,865	$210,119

(1) The backlog data shown above includes all bookings as of December 31, 2022, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $75.1 million as of December 31, 2022, within “Revenue Recognition,” Note 3 of Notes to Consolidated Financial Statements.

The Company expects to fill approximately 70% to 80% of the December 31, 2022 product backlog by December 31, 2023. The remaining backlog at December 31, 2022 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times.

See “Item 1A. Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”

Geographic Segments

The Company’s operations are organized into three geographic segments—Western Hemisphere (including North and South America; headquartered in Houston, Texas), Eastern Hemisphere (including Europe and Africa; headquartered in Aberdeen, Scotland) and Asia-Pacific (including the Pacific Rim, Southeast Asia, Australia, India and the Middle East; headquartered in Singapore). Each of these segments sells similar products and services, and the Company has manufacturing facilities in all three of its regional headquarter locations as well as in Macae, Brazil. Revenues for each of these segments are dependent upon the ultimate sale of products and services to the Company’s customers. For information on revenues by geographic segment, see “Geographic Segments,” Note 15 of Notes to Consolidated Financial Statements.

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

The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contracts. The Company had, net of income taxes, a transaction gain of $3.0 million in 2022 and a transaction loss of $0.7 million in 2021. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. The Company has put in place an active cash management process to convert excess foreign currency and concentrate this cash in certain of our holding company bank accounts to minimize foreign currency risk and increase investment income.

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

Critical Accounting Policies and Estimates

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign currency exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company from December 31, 2021.

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

The Company uses a sensitivity analysis model to measure the potential impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would have resulted in a decrease in revenues of approximately $14.1 million and an increase in net loss of approximately $3.0 million for 2022. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dril-Quip, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Slow Moving and Excess Inventory

As described in Notes 2 and 4 to the consolidated financial statements, management periodically performs obsolescence reviews on slow-moving and excess inventories and reserves are established based on current assessments about future demands and market conditions. Management determines the reserve percentages based on an analysis of stocking levels, historical sales levels and future sales forecasts anticipated for inventory items by product type. The Company’s consolidated inventories, net balance was $146.0 million as of December 31, 2022, which was net of an allowance for slow moving and excess inventory of $75.9 million.

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

March 1, 2023

We have served as the Company’s auditor since 2014.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Revenues:
Products	$240,842	$213,760	$258,834
Services	79,195	74,143	75,577
Leasing	42,033	35,042	30,562
Total revenues	362,070	322,945	364,973
Cost and expenses:
Cost of sales:
Products	203,759	178,494	200,758
Services	32,046	33,173	37,449
Leasing	30,130	30,689	31,491
Total cost of sales	265,935	242,356	269,698
Selling, general and administrative	94,206	115,036	95,057
Engineering and product development	11,740	15,104	18,920
Impairments	-	-	7,719
Restructuring and other charges	11,443	78,933	35,380
Gain on sale of property, plant and equipment	(20,019)	(4,482)	(587)
Foreign currency transaction (gain) loss	(3,756)	836	2,345
Total costs and expenses	359,549	447,783	428,532
Operating income (loss)	2,521	(124,838)	(63,559)
Interest income	4,465	575	2,131
Interest expense	(216)	(787)	(621)
Income (loss) before income taxes	6,770	(125,050)	(62,049)
Income tax provision (benefit)	6,327	2,946	(31,281)
Net income (loss)	$443	$(127,996)	$(30,768)
Income (loss) per common share:
Basic	$0.01	$(3.62)	$(0.87)
Diluted	$0.01	$(3.62)	$(0.87)
Weighted average common shares outstanding:
Basic	34,237	35,331	35,260
Diluted	34,467	35,331	35,260

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income (loss)	$443	$(127,996)	$(30,768)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,024)	(6,874)	(6,148)
Total comprehensive loss	$(11,581)	$(134,870)	$(36,916)

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$264,804	$355,451
Short-term investments	32,232	-
Trade receivables, net	91,504	100,987
Unbilled receivables	144,428	102,597
Inventories, net	146,004	145,724
Prepaids expenses	19,874	9,624
Other current assets	34,359	31,166
Assets held for sale	19,383	-
Total current assets	752,588	745,549
Operating lease right of use assets	4,872	5,258
Property, plant and equipment, net	181,270	216,200
Deferred income taxes	4,488	11,381
Intangible assets	23,348	26,446
Other assets	5,949	5,592
Total assets	$972,515	$1,010,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,019	$35,232
Accrued income taxes	4,868	4,102
Contract liabilities	8,020	9,746
Accrued compensation	5,796	6,291
Operating lease liabilities	1,054	1,046
Other accrued liabilities	24,798	37,246
Total current liabilities	87,555	93,663
Deferred income taxes	3,756	3,925
Income tax payable	823	9,627
Operating lease liabilities, long-term	3,807	4,170
Other long-term liabilities	1,658	1,933
Total liabilities	97,599	113,318
Contingencies (Note 14)
Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 34,157,057 and 34,774,156 shares issued and outstanding at December 31, 2022 and December 31, 2021	343	352
Additional paid-in capital	90,450	80,254
Retained earnings	952,732	973,087
Accumulated other comprehensive losses	(168,609)	(156,585)
Total stockholders’ equity	874,916	897,108
Total liabilities and stockholders’ equity	$972,515	$1,010,426

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Operating activities
Net income (loss)	$443	$(127,996)	$(30,768)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,421	30,381	32,389
Stock-based compensation expense	10,363	14,895	12,914
Impairments	-	-	7,719
Restructuring and other charges	7,829	75,214	35,380
Gain on sale of property, plant and equipment	(20,019)	(4,482)	(587)
Deferred income taxes	6,401	(8,701)	4,950
Changes in operating assets and liabilities:
Trade receivables, net	8,420	13,469	(9,522)
Unbilled receivables	(43,077)	37,721	216
Inventories, net	(1,151)	(5,482)	(28,290)
Prepaids and other assets	(14,466)	10,650	(24,930)
Accounts payable and accrued expenses	(20,768)	3,015	(20,387)
Other, net	(167)	(256)	(172)
Net cash provided by (used in) operating activities	(36,771)	38,428	(21,088)
Investing activities
Purchase of property, plant and equipment	(18,866)	(9,990)	(11,943)
Proceeds from sale of property, plant and equipment	20,993	6,783	6,315
Purchase of short-term investments	(32,232)	-	-
Net cash used in investing activities	(30,105)	(3,207)	(5,628)
Financing activities
Repurchase of common shares	(20,807)	(24,191)	(25,000)
Other	(83)	(109)	(183)
Net cash used in financing activities	(20,890)	(24,300)	(25,183)
Effect of exchange rate changes on cash activities	(2,881)	(1,425)	(1,092)
Increase (decrease) in cash and cash equivalents	(90,647)	9,496	(52,991)
Cash and cash equivalents at beginning of year	355,451	345,955	398,946
Cash and cash equivalents at end of year	$264,804	$355,451	$345,955

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(In thousands)
Balance at December 31, 2019	$371	$52,870	$1,181,023	$(143,563)	$1,090,701
Foreign currency translation adjustment	-	-	-	(6,148)	(6,148)
Net loss	-	-	(30,768)	-	(30,768)
Comprehensive loss	-	-	-	-	(36,916)
Repurchase of common stock (808,389 shares)	(8)	-	(24,992)	-	(25,000)
Payroll taxes for shares withheld	-	(171)	-	-	(171)
Stock-based compensation expense	-	12,914	-	-	12,914
Balance at December 31, 2020	363	65,613	1,125,263	(149,711)	1,041,528
Foreign currency translation adjustment	-	-	-	(6,874)	(6,874)
Net loss	-	-	(127,996)	-	(127,996)
Comprehensive loss	-	-	-	-	(134,870)
Repurchase of common stock (1,109,187 shares)	(11)	-	(24,180)	-	(24,191)
Payroll taxes for shares withheld	-	(254)	-	-	(254)
Stock-based compensation expense	-	14,895	-	-	14,895
Balance at December 31, 2021	352	80,254	973,087	(156,585)	897,108
Foreign currency translation adjustment	-	-	-	(12,024)	(12,024)
Net income	-	-	443	-	443
Comprehensive loss	-	-		-	(11,581)
Repurchase of common stock (888,197 shares)	(9)	-	(20,798)	-	(20,807)
Payroll taxes for shares withheld	-	(167)	-	-	(167)
Stock-based compensation expense	-	10,363	-	-	10,363
Balance at December 31, 2022	$343	$90,450	$952,732	$(168,609)	$874,916

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), designs, manufactures, sells and services highly engineered drilling and production equipment for both offshore and onshore applications. The Company’s principal products consist of subsea and surface wellheads, subsea and surface production trees, mudline hanger systems, specialty connectors and associated pipe, drilling and production riser systems, liner hangers, wellhead connectors, diverters and safety valves. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies and drilling contractors throughout the world. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip’s customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.

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

For a listing of all of Dril-Quip’s subsidiaries, please see Exhibit 21.1 to this report.

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

Reclassifications. We reclassified approximately $9.6 million of prepaid expenses for the year ended December 31, 2021 from 'Prepaids and other current assets' to 'Prepaid expenses'. This reclassification to the prior period was made to conform to the current period presentation and did not have an impact on our Consolidated Statements of Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows.

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

Short-term investments

Short-term investments that have a maturity greater than three months and less than a year from the date of purchase are comprised primarily of time deposits, certificates of deposit, commercial paper, bonds and notes, substantially all of which are denominated in U.S. dollars and are stated at cost plus accrued interest, which approximates fair value. The Company expects to hold all of its Short-term investments to maturity.

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

Inventories

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or net realizable value. Inventory purchased from third-party vendors is principally valued at the weighted average cost. Company manufactured inventory is valued principally using standard costs, which are calculated based upon direct costs incurred and overhead allocations to approximate actual costs.

Inventory Reserves

Periodically, obsolescence reviews are performed on slow moving and excess inventories and reserves are established based on current assessments about future demands and market conditions. The Company determines the reserve percentages based on an analysis of stocking levels, historical sales levels and future sales forecasts anticipated for inventory items by product type. The inventory values have been reduced by a reserve for slow moving, excess and obsolete inventories of $75.9 million and $129.0 million as of December 31, 2022 and 2021, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

In March 2020, the overall offshore market conditions declined primarily due to the outbreak of the COVID-19 pandemic and the developments in the global oil markets. This decline was evidenced by lower commodity prices, decline in expected offshore rig counts, decrease in our customers’ capital budgets and potential contract delays. As a result, an interim goodwill impairment analysis was performed in connection with the preparation and review of financial statements during the first quarter of 2020. Based on this analysis, we fully impaired our goodwill balance of $7.7 million, all of which was in the Eastern Hemisphere reporting unit. These charges are reflected as “Impairments” in our Consolidated Statements of Income (Loss).

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

Restructuring and other charges

Restructuring and other charges consist of costs associated with our 2021 global strategic plan initiated in the fourth quarter of 2021, in an effort to realign our subsea product business with the market conditions. Prior to the 2021 global strategic plan, restructuring and other charges were incurred as part of the 2018 global strategic plan, initiated to realign our manufacturing facilities globally and which concluded as of the third quarter of 2021. These charges are reflected as “Restructuring and other charges” in our Consolidated Statements of Income (Loss).

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

Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in unbilled receivables. Unbilled revenues are expected to be billed and collected within one year. At December 31, 2022 and 2021, unbilled receivables included $92.6 million and $58.7 million of unbilled receivables related to products accounted for using the over time method of accounting, respectively. For the year ended December 31, 2022, there were 79 projects representing approximately 34.7% of the Company’s total revenues and approximately 52.1% of its product revenues, and 54 projects during 2021 representing approximately 21.7% of the Company’s total revenues and approximately 32.7% of its product revenues, which were accounted for using over time method of accounting.

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

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. The Company had, net of income taxes, a transaction gain of $3.0 million in 2022, a transaction loss of $0.7 million in 2021 and a transaction loss of $1.9 million in 2020.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, receivables and payables. The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature.

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

3. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Twelve Months Ended
	December 31, 2022
	Western Hemisphere	Eastern Hemisphere	Asia- Pacific	Total
	(In thousands)
Product Revenues	$152,941	$49,641	$38,260	$240,842
Service Revenues	55,183	13,398	10,614	79,195
Total	$208,124	$63,039	$48,874	$320,037

	Twelve Months Ended
	December 31, 2021
	Western Hemisphere	Eastern Hemisphere	Asia- Pacific	Total
	(In thousands)
Product Revenues	$146,609	$34,912	$32,239	$213,760
Service Revenues	45,680	10,268	18,195	74,143
Total	$192,289	$45,180	$50,434	$287,903

	Twelve Months Ended
	December 31, 2020
	Western Hemisphere	Eastern Hemisphere	Asia- Pacific	Total
	(In thousands)
Product Revenues	$151,351	$56,038	$51,445	$258,834
Service Revenues	45,536	14,332	15,709	75,577
Total	$196,887	$70,370	$67,154	$334,411

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2021	$97,716
Additions	139,456
Transfers to Accounts Receivable	(98,580)
Contract Assets at December 31, 2022	$138,592

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2021	$9,222
Additions	2,800
Revenue Recognized	(5,198)
Contract Liabilities at December 31, 2022	$6,824

Contract asset receivables were $138.6 million and $97.7 million for the years ended December 31, 2022 and 2021, respectively. Contract assets include unbilled accounts receivable associated with contracts accounted for under the over time accounting method which were approximately $92.6 million and $58.7 million at December 31, 2022 and 2021, respectively. Unbilled contract assets are transferred to the trade receivables, net, when the rights become unconditional. The contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of December 31, 2022.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $75.1 million as of December 31, 2022. The Company expects to recognize revenue on approximately 79.7% of the remaining performance obligations over the next 12 months and the remaining 20.3% thereafter.

The Company applies the practical expedient available under the new revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

4. Inventories, net

Inventories consist of the following:

	December 31,
	2022	2021
	(In thousands)
Raw materials and supplies	$29,995	$27,398
Work in progress	41,700	28,361
Finished goods	150,170	218,946
	221,865	274,705
Less: allowance for slow moving and excess inventory	(75,861)	(128,981)
Total inventory	$146,004	$145,724

5. Assets Held for Sale

In the second quarter of 2022, the Company actively marketed for sale its corporate administrative building, forge facilities and aftermarket facilities in connection with the consolidation of its operations into a smaller footprint at its campus in Houston, Texas. In September 2022, we sold our forge facility for a net amount of approximately $18.9 million. The Company expects to sell the remaining two facilities within a year.

In accordance with the applicable accounting guidance, FASB ASC 360-10-45-9, the Company reclassified the buildings’ net carrying amount from Property, plant and equipment, net, to Assets held for sale on the Consolidated Balance Sheets at December 31, 2022. Of the $19.4 million classified as Assets Held for Sale, $10.8 million was held in DQ Corporate and $8.6 million in the Western Hemisphere. We wrote down approximately $3.2 million in the year ended December 31, 2022 to reflect the net carrying amount of the corporate administrative building assets to their estimated fair value, less estimated costs to sell the building. The long-lived asset write-downs are included in the “Restructuring and other charges” line item of the Consolidated Statements of Income (Loss) for the year ended December 31, 2022.

6. Property, Plant and Equipment, net

Property, plant and equipment consists of:

	Estimated Useful	December 31,
	Lives	2022	2021
		(In thousands)
Land improvements	10-25 years	$7,240	$7,374
Buildings	15-40 years	169,315	206,037
Machinery, equipment and other	3-10 years	385,745	398,995
		562,300	612,406
Less accumulated depreciation		(410,850)	(419,834)
		151,450	192,572
Land		9,858	12,261
Construction work in process		19,962	11,367
Total property, plant and equipment		$181,270	$216,200

Depreciation expense totaled $26.6 million, $27.2 million and $28.7 million for 2022, 2021 and 2020, respectively.

7. Restructuring and Other Charges

Restructuring and other charges consist of costs associated with our 2021 global strategic plan initiated in the fourth quarter of 2021, in an effort to realign our subsea product business with the market conditions. Prior to the 2021 global strategic plan, restructuring and other charges were incurred as part of the 2018 global strategic plan, initiated to realign our manufacturing facilities globally and which concluded as of the third quarter of 2021. During 2022, the Company incurred $11.4 million of additional costs under the 2021 global strategic plan. These charges were primarily related to write-downs of long-lived assets, severance and other charges. Long-lived asset write-downs consisted of $3.2 million for the Houston corporate administrative building and $2.5 million for obsolete machinery and equipment. Other charges totaled $4.8 million and consisted of consulting and legal fees, office moves, site cleanup and preparation costs. Severance charges totaled approximately $0.9 million for the year.

During 2021, the Company incurred restructuring charges under the 2018 global strategic plan as we exited from certain underperforming countries and markets and shifted from manufacturing in-house to a vendor outsourcing model which resulted in inventory write-downs of approximately $19.3 million, severance charges of $2.7 million and other charges of $4.0 million, consisting of facilities-related market exit costs and consulting fees. Additionally, as part of the 2021 global strategic plan we discontinued certain product categories which resulted in inventory write-downs, long-lived asset write-downs and severance charges of approximately $47.7 million, $4.2 million, and $1.0 million, respectively, during the fourth quarter of 2021.

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

The following table summarizes the components of charges included in “Restructuring and other charges” in our Consolidated Statements of Income (Loss) for the year ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Inventory write-down	$-	$66,910	$17,272
Severance	951	3,760	8,462
Long-lived asset write-down	5,678	4,240	8,269
Other	4,814	4,023	1,377
	$11,443	$78,933	$35,380

The following table summarizes the changes to our accrued liability balances related to restructuring and other charges as of December 30, 2022 (in thousands):

December 31, 2022
Balance at January 1, 2022	$4,000
Additions for costs expensed	5,765
Reductions for payments	(5,968)
Other	5
Ending balance at December 31, 2022	$3,802

8. Intangible Assets

Intangible assets, the majority of which were acquired in the acquisition of TIW and OilPatch Technologies (OPT), consist of the following:

	Estimated Useful Lives	2022
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,233	$(2,118)	$(79)	$6,036
Patents	15 - 30 years	6,055	(3,699)	-	2,356
Customer relationships	5 - 15 years	26,028	(10,878)	(234)	14,916
Organizational Costs	3 years	183	(131)	(12)	40
		$40,499	$(16,826)	$(325)	$23,348

	Estimated Useful Lives	2021
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,257	$(1,579)	$(23)	$6,655
Patents	15 - 30 years	6,058	(3,285)	(1)	2,772
Customer relationships	5 - 15 years	26,078	(9,128)	(38)	16,912
Organizational costs	3 years	185	(76)	(2)	107
		$40,578	$(14,068)	$(64)	$26,446

Amortization expense was $2.8 million, $3.0 million, $3.0 million, respectively for each of the years 2022, 2021 and 2020. Based on the carrying value of intangible assets at December 31, 2022, amortization expense for the subsequent five years is estimated to be as follows: 2023 — $2.8 million; 2024 — $2.7 million; 2025 — $2.7 million; 2026 — $2.7 million; and 2027 — $2.5 million.

9. Leases and Lease Commitments

We lease facilities related to sales and service, manufacturing, reconditioning, certain office spaces, apartments and warehouse, all of which we classify as operating leases. In addition, we also lease certain office equipment and vehicles, which we classify as financing leases. Leases with an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance Sheets; short-term lease expense for the twelve months ended December 31, 2022 was approximately $0.6 million.

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

		December 31, 2022	December 31, 2021
	Classification	(In thousands)	(In thousands)
Assets
Operating	Operating lease right of use assets	$4,872	$5,258
Finance	Other assets	132	164
Total lease assets		$5,004	$5,422

Liabilities
Current
Operating	Operating lease liabilities	$1,054	$1,046
Finance	Other accrued liabilities	43	127

Noncurrent
Operating	Operating lease liabilities, long-term	3,807	4,170
Finance	Other long-term liabilities	98	52
Total lease liabilities		$5,002	$5,395

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate.

Our lease costs are as follows:

		Twelve Months Ended
		December 31, 2022	December 31, 2021	December 31, 2020
		(In thousands)	(In thousands)	(In thousands)
	Classification
Operating lease cost	Selling, general and administrative	$1,910	$1,602	$1,617
Short-term lease costs	Selling, general and administrative	621	1,296	2,173
Amortization of leased assets	Selling, general and administrative	86	114	186
Interest on lease liabilities	Net interest expense	11	59	14
Total lease cost		$2,628	$3,071	$3,990

The Company leases certain offices, shop and warehouse facilities, automobiles and equipment. Total lease expense incurred was $2.5 million, $2.9 million, and $3.8 million in 2022, 2021 and 2020, respectively. The five year and beyond maturity of our lease obligations is presented below:

	Twelve months ended
	December 31, 2022
	Operating	Finance
	Leases	Leases	Total
	(In thousands)
2023	$1,241	$48	$1,289
2024	721	43	764
2025	510	24	534
2026	478	35	513
2027	478	-	478
After 2027	2,820	-	2,820
Total lease payments	6,248	150	6,398
Less: interest	1,387	9	1,396
Present value of lease liabilities	$4,861	$141	$5,002

The lease term and discount rate for our operating and finance leases is as follows:

December 31, 2022
Weighted average remaining lease term (years)
Operating leases	10.7
Finance leases	3.4

Weighted average discount rate
Operating leases	5.1%
Finance leases	4.4%

We had no material non-cash financing or operating leases entered into during the twelve months ended December 31, 2022.

Other information pertaining to our lease obligations is as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)	(In thousands)	(In thousands)
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,949	$1,591	$1,615
Operating cash flows from finance leases	11	59	16
Financing cash flows from finance leases	83	109	183

10. Income Taxes

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Domestic	$(33,082)	$(135,403)	$(76,056)
Foreign	39,852	10,353	14,007
Total	$6,770	$(125,050)	$(62,049)

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current:
Federal	$(8,632)	$833	$(44,752)
Foreign	8,635	10,579	8,454
Total current	3	11,412	(36,298)
Deferred:
Federal	(289)	(56)	-
Foreign	6,613	(8,410)	5,017
Total deferred	6,324	(8,466)	5,017
Total	$6,327	$2,946	$(31,281)

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

	Year Ended December 31,
	2022	2021	2020
Federal income tax statutory rate	21.00%	21.00%	21.00%
CARES Act NOL rate differential (2019 and 2020)	-	-	32.60
Change in withholding tax reserve	(3.14)	0.79	(5.15)
Foreign income tax rate differential	21.89	-	(1.03)
Foreign development tax incentive	8.56	(0.24)	(0.38)
Nondeductible goodwill impairment	-	-	(2.42)
Exempt income	(3.16)	0.54	1.25
Foreign taxes and inclusions (net of FTC)	57.41	(1.15)	(9.26)
Nondeductible expenses	26.90	(2.82)	(5.35)
Manufacturing benefit	-	-	(7.32)
Change in valuation allowance	234.01	(21.87)	28.26
Changes to prior year accruals	26.09	0.23	(3.15)
Deferred tax rate change	0.53	0.11	(0.10)
Change in uncertain tax positions	(292.09)	(0.19)	(0.83)
Interest on net equity	-	0.41	-
General business credits	(9.66)	1.31	2.32
Branch income	6.90	(0.29)	(0.31)
Other	(1.78)	(0.19)	0.28
Effective tax rate	93.46%	-2.36%	50.41%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	As of December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Foreign tax credit carryforward	$17,577	$9,190
General business credit carryforward	7,053	3,853
Inventory	9,564	22,178
Net operating losses	32,278	21,348
Allowance for doubtful accounts	970	1,043
Reserve for accrued liabilities	2,769	3,161
Stock options and awards	904	868
Unrealized gain/loss	810	1,217
Disallowed interest carryforward	2,662	2,071
Capitalized R&D costs	3,282	-
Other	820	221
Total deferred tax assets	78,689	65,150
Valuation allowance	(59,952)	(44,235)
Deferred tax liabilities:
Property, plant and equipment	(7,652)	(7,233)
Goodwill & Intangibles	(1,519)	(1,796)
Deferred revenue	(2,728)	(1,258)
Reserve for unremitted earnings	(2,244)	(2,586)
Other	(3,862)	(586)
Total deferred tax liability	(18,005)	(13,459)
Net deferred tax asset	$732	$7,456

The Company has $17.6 million of excess foreign tax credits of which $14.2 million will expire in years ending 2024-2032 and $3.4 million are carried forward indefinitely. The Company has $7.1 million of general business credits which expire in tax years ending 2037-2042.

Tax operating loss carryforwards totaled $150.4 million (gross) at December 31, 2022. These operating losses will expire as shown in the table below.

Tax operating losses	Expiration
(in thousands)
$2,176	2022-2027
1,449	2028-2034
1,797	2035-2040
144,939	Indefinite
$150,361

The United States gross loss carryforwards of approximately $138.8 million, includes $137.7 million of losses which are indefinite.

In assessing the realizability of our deferred tax assets, the Company has assessed whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, the Company considered taxable income in prior years, if carryback is permitted, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company has a three-year cumulative loss at December 31, 2022 in the United States and certain foreign jurisdictions and has recorded a valuation allowance at December 31, 2022 of $60.0 million against deferred tax assets in those jurisdictions.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and includes tax relief provisions and incentives for businesses impacted by COVID-19. The CARES Act includes provisions relating to net operating loss carryback (“NOLs”) periods. The Company has $15.8 million in outstanding NOL carryback claims as of December 31, 2022 including the estimated carryback claim relating to the 2020 tax year, which is reflected in “Other current assets” on the Consolidated Balance Sheets. The Company expects to receive carryback claims by the end of 2023.

As the Company no longer asserts the indefinite reinvestment assertion, we maintain a deferred foreign tax liability, which had a balance of $2.2 million as of December 31, 2022. It is primarily related to estimated foreign withholding tax associated with repatriating all non-U.S. earnings back to the United States.

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

The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had an accrual for uncertain tax position of $0.6 million at December 31, 2022 due to uncertainty in tax positions taken in the U.S. and certain foreign tax jurisdictions. The tax years which remain subject to examination by major tax jurisdictions are the years ended March 31, 2016 through December 31, 2022.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	2022	2021	2020
	(In thousands)
Balance at beginning of year	$18,618	$18,665	$18,665
Additions for tax positions related to the current year	482	3	3
Reductions for tax positions related to the prior year	(18,469)	(50)	(3)
Balance at end of year	$631	$18,618	$18,665

The amounts above exclude accrued interest and penalties of $0.2 million, $2.4 million and $2.1 million at December 31, 2022, 2021 and 2020 respectively. The Company classifies interest and penalties relating to uncertain tax positions within “Income tax provision (benefit)” in the Consolidated Statements of Income (Loss).

It is reasonably possible that the Company’s existing liabilities for unrecognized tax benefits may increase or decrease in the year ending December 31, 2022, primarily due to the progression of any audits and the expiration of statutes of limitation. However, the Company cannot reasonably estimate a range of potential changes in its existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of any possible audits. As of December 31, 2022, if recognized, $0.6 million of the Company’s unrecognized tax benefits would favorably impact the effective tax rate.

The Company paid net income taxes of $1.3 million in 2022, paid net income taxes of $2.0 million and received net income tax refund of $18.2 million in 2021 and 2020, respectively.

11. Other Accrued Liabilities

Current other accrued liabilities consist of the following:

	December 31,
	2022	2021
	(In thousands)
Accrued vendor costs	$4,357	$13,359
Property, sales and other taxes	4,341	5,911
Commissions payable	1,289	1,450
Payroll taxes	2,521	3,621
Accrued restructuring costs	2,812	3,000
Accrued severance	990	1,001
Accrued bonus	5,500	5,700
Other	2,988	3,204
Total	$24,798	$37,246

12. Employee Benefit Plans

The Company sponsors a defined-contribution (cash balance) 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense under these plans was $2.8 million, $1.0 million and $2.5 million in 2022, 2021 and 2020, respectively.

13. Credit Facility

The Company’s ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. In addition, we opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. As of December 31, 2022, the cash balance in that account was approximately $5.4 million. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times, which is considered as restricted cash and is included in “Cash and cash equivalents” in our consolidated balance sheets as at December 31, 2022 and December 31, 2021. Withdrawals from this cash collateral account are only allowed at such point that a given letter of credit has expired or has been cancelled.

14. Contingencies

Brazilian Tax Issue

From 2002 to 2007, the Company’s Brazilian subsidiary imported goods through, and paid taxes on such imports to, the State of Espirito Santo in Brazil. Upon the final sale of these goods, the Company’s Brazilian subsidiary collected taxes from customers and remitted them to the State of Rio de Janeiro net of the taxes paid on importation of those goods to the State of Espirito Santo in accordance with the Company’s understanding of Brazilian tax laws. In December 2010 and January 2011, the Company’s Brazilian subsidiary was served with two assessments totaling approximately $13.0 million from the State of Rio de Janeiro to cancel the credits associated with the tax payments to the State of Espirito Santo on the importation of goods from July 2005 to October 2007. The Company’s Brazilian subsidiary objected to these assessments and filed appeals with a State of Rio de Janeiro judicial court to annul both of these tax assessments.

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

15. Geographic Segments

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Western Hemisphere
Revenues
Products
Point in Time	$78,348	$99,051	$79,433
Over Time	74,593	47,558	71,918
Total Products	152,941	146,609	151,351
Services
Technical Advisory	40,046	36,897	33,431
Reconditioning	15,137	8,783	12,105
Total Services (excluding Leasing)	55,183	45,680	45,536
Leasing	26,620	20,944	18,448
Total Services (including Leasing)	81,803	66,624	63,984
Intercompany	11,646	14,084	13,015
Total	$246,390	$227,317	$228,350
Depreciation and amortization	$17,729	$17,889	$19,716
Income (loss) before taxes	$48,302	$(32,033)	$3,067
Eastern Hemisphere
Revenues
Products
Point in Time	$15,652	$21,188	$30,191
Over Time	33,989	13,724	25,847
Total Products	49,641	34,912	56,038
Services
Technical Advisory	10,738	7,920	9,489
Reconditioning	2,660	2,348	4,843
Total Services (excluding Leasing)	13,398	10,268	14,332
Leasing	10,192	5,970	7,610
Total Services (including Leasing)	23,590	16,238	21,942
Intercompany	3,041	2,056	2,375
Total	$76,272	$53,206	$80,355
Depreciation and amortization	$4,018	$4,027	$3,820
Income before taxes	$19,638	$4,502	$3,284

	Year Ended December 31,
Asia-Pacific	2022	2021	2020
	(In thousands)
Revenues
Products
Point in Time	$21,384	$23,531	$27,897
Over Time	16,876	8,708	23,548
Total Products	38,260	32,239	51,445
Services
Technical Advisory	7,280	16,824	12,372
Reconditioning	3,334	1,371	3,337
Total Services (excluding Leasing)	10,614	18,195	15,709
Leasing	5,221	8,128	4,504
Total Services (including Leasing)	15,835	26,323	20,213
Intercompany	4,601	9,047	13,084
Total	$58,696	$67,609	$84,742
Depreciation and amortization	$4,041	$4,777	$5,126
Income before taxes	$6,708	$4,860	$5,921
Corporate
Depreciation and amortization	$3,633	$3,688	$3,727
Loss before taxes	$(67,878)	$(102,379)	$(74,321)
Consolidated
Revenues
Products
Point in Time	$115,384	$143,770	$137,521
Over Time	125,458	69,990	121,313
Total Products	240,842	213,760	258,834
Services
Technical Advisory	58,064	61,641	55,292
Reconditioning	21,131	12,502	20,285
Total Services (excluding Leasing)	79,195	74,143	75,577
Leasing	42,033	35,042	30,562
Total Services (including Leasing)	121,228	109,185	106,139
Intercompany	19,288	25,187	28,474
Eliminations	(19,288)	(25,187)	(28,474)
Total	$362,070	$322,945	$364,973
Depreciation and amortization	$29,421	$30,381	$32,389
Income (loss) before taxes	$6,770	$(125,050)	$(62,049)

	December 31,
	2022	2021
	(In thousands)
Total long-lived assets:
Western Hemisphere	$528,035	$335,760
Eastern Hemisphere	202,994	224,345
Asia-Pacific	53,922	58,308
Eliminations	(565,024)	(353,536)
Total	$219,927	$264,877

Total assets:
Western Hemisphere	$1,079,796	$686,361
Eastern Hemisphere	581,950	805,574
Asia-Pacific	185,285	184,097
Eliminations	(874,516)	(665,606)
Total	$972,515	$1,010,426

During 2022, we recorded long-lived asset write-downs of approximately $5.7 million. Out of these, $3.2 million was recorded in DQ Corporate for the Houston corporate administrative building and $2.5 million in the Western Hemisphere related to obsolete machinery and equipment. During 2021, we recorded inventory write-downs of approximately $66.9 million. Out of these, $44.2 million was recorded in the Western Hemisphere, $13.0 million in the Asia-Pacific region and $9.7 million in the Eastern Hemisphere. Additionally, we wrote-down approximately $4.2 million of our long-lived assets in the Asia-Pacific region.

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
16. Stock Repurchase Plan

On February 26, 2019, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. On February 22, 2022, the Board of Directors authorized an incremental $100 million share repurchase plan. The repurchase plans have no set expiration date and any repurchased shares are expected to be cancelled. During the year ended December 31, 2022, the Company purchased 888,197 shares at an average price of $23.41 under the share repurchase plan for approximately $20.8 million. During the year ended December 31, 2021, the Company purchased 1,109,187 shares at an average price of $21.79 under the share repurchase plan for approximately $24.2 million. During the year ended December 31, 2020, the Company purchased 808,389 shares at an average price of $30.91 under the share repurchase plan for approximately $25.0 million. All repurchased shares were subsequently cancelled.

17. Stock-Based Compensation and Stock Awards

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

Restricted Stock Awards

On October 28, 2022 and 2021 and 2020, pursuant to the 2017 Plan, the Company awarded officers, directors and key employees restricted stock awards (RSAs), which is an award of common stock subject to time vesting. These RSA are restricted as to transference, sale and other disposition, and vest ratably over a three-year period. The RSAs may also vest in the event of a change of control. Upon termination, whether voluntary or involuntary, the RSAs that have not vested will be returned to the Company resulting in stock forfeitures. The fair market value of the stock on the date of grant is amortized and charged to selling, general and administrative expense over the stipulated time period over which the RSAs vest on a straight-line basis, net of estimated forfeitures.

The Company’s RSA activity and related information is presented below:

	Restricted Stock	Weighted- average Grant Date Fair Value
Unvested at December 31, 2021	465,035	$25.48
Granted	371,190	22.82
Vested	(221,964)	26.80
Forfeited	(34,457)	24.23
Unvested at December 31, 2022	579,804	$23.34

RSA compensation expense for the years ended December 31, 2022, 2021 and 2020 totaled $6.1 million, $8.0 million and $7.5 million, respectively. For 2022, 2021 and 2020, the income tax benefit recognized in net income for RSAs was $1.1 million, $1.3 million and $1.1 million, respectively. As of December 31, 2022, there was $13.6 million of total unrecognized compensation cost related to unvested RSAs, which is expected to be recognized over a weighted average period of 2.2 years. There were no anti-dilutive restricted shares on December 31, 2022.

Performance Unit Awards

On October 28, 2022, 2021 and 2020, pursuant to the 2017 Plan, the Company awarded performance unit awards (Performance Units) to officers and key employees. The Performance Units were valued on a per unit basis based on a Monte Carlo simulation at $29.38 for the 2022 grants, $29.88 for the 2021 grants, and $32.05 for the 2020 grants, approximately 126.2%, 126.9% and 134.3%, respectively, of the grant date share price. Under the terms of the Performance Units, participants may earn from 0% to 200% of their target award based upon the Company’s relative total share return (TSR) in comparison to the 15 component companies of the Philadelphia Oil Service Index and, starting with the 2020 grants, the S&P 500 Index. Starting with the 2022 grants, the Philadelphia Oil Service Index is being replaced by the VanEck Oil Services ETF Index.

The TSR is calculated over a three -year period from October 1, 2022 and 2021 and 2020 to September 30, 2025 and 2024, and 2023, respectively, and assumes reinvestment of dividends for companies within the index that pay dividends, which Dril-Quip does not.

Assumptions used in the Monte Carlo simulation are as follows:

	2022	2021	2020
Grant date	October 28, 2022	October 28, 2021	October 28, 2020
Performance period	October 1, 2022 to September 30, 2025	October 1, 2021 to September 30, 2024	October 1, 2020 to September 30, 2023
Volatility	57.3%	56.1%	50.9%
Risk-free interest rate	4.4%	0.8%	0.2%
Grant date price	$23.28	$23.54	$23.86

The Company’s Performance Unit activity and related information is presented below:

	Number of Performance Units	Weighted Average Grant Date Fair Value Per Unit
Unvested balance at December 31, 2021	224,374	$34.83
Granted	168,727	22.52
Forfeited	(61,281)	45.46
Unvested balance at December 31, 2022	331,820	$26.61

Performance Unit compensation expense was $2.9 million, $5.5 million and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The income tax benefit recognized in net income for Performance Units was nil, $0.7 million and $0.8 million, for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $5.6 million of total unrecognized compensation expense related to unvested Performance Units which is expected to be recognized over a weighted average period of 2.2 years. There were no anti-dilutive Performance Units at December 31, 2022.

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

The Company’s DSA activity for the year ended December 31, 2022 is presented below:

	DSA Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2021	70,786	$26.94
Granted	58,287	23.56
Vested	(57,138)	26.12
Unvested balance at December 31, 2022	71,935	$24.85

Director stock compensation awards expense for 2022 was $1.4 million as compared to $1.4 million for 2021 and $1.5 million for 2020. For 2022, 2021, and 2020, the income tax benefit recognized in net income for DSAs was $0.3 million, $0.2 million, and $0.2 million, respectively. There was $1.1 million of unrecognized compensation expense related to unvested DSAs, which is expected to be recognized over a weighted average period of 1.0 year. There were no anti-dilutive DSA shares on December 31, 2022.

Equity Compensation Plan Information

The following table summarizes information for equity compensation plans in effect as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plan
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	331,820	$26.61	1,046,110
Total	331,820	$26.61	1,046,110

(1) Excludes 651,739 shares of unvested RSAs and DSAs, which were granted pursuant to the 2017 Plan and the 2004 Plan. Includes 331,820 unvested Performance Units shown at 100% level of performance achievement.

(2) The weighted average exercise price does not take into account 331,820 unvested Performance Units, which do not have an exercise price.

18. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation.

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Net loss	$443	$(127,996)	$(30,768)
Weighted average basic common shares outstanding	34,237	35,331	35,260
Effect of dilutive securities - stock options and awards	230	-	-
Total shares and dilutive securities	34,467	35,331	35,260
Basic loss per common share	$0.01	$(3.62)	$(0.87)
Diluted loss per common share	$0.01	$(3.62)	$(0.87)

For the years ended December 31, 2022, 2021 and 2020, the Company has excluded the following common stock options and awards because their impact on the loss per share is anti-dilutive (in thousands on a weighted average basis):

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Director stock awards	-	62	49
Stock options	-	46	109
Performance share units	-	325	349
Restricted stock awards	-	485	352

19. Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 48 of this Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” and “Corporate Governance Matters” in the Company’s definitive Proxy Statement (the “2023 Proxy Statement”) for its annual meeting of stockholders to be held on May 16, 2023, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11. Executive Compensation

The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2023 Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2023 Proxy Statement, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2023 Proxy Statement, which section is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Registered Public Accounting Firm—Fees Paid to PwC” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2023 Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

All financial statements of the registrant are set forth under Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charges to costs and expenses	Recoveries and write offs	Balance at end of period
	(In thousands)
Allowance for doubtful trade receivables
December 31, 2022	$5,247	$1,748	$(1,978)	$5,017
December 31, 2021	$2,155	$3,933	$(841)	$5,247
December 31, 2020	$2,214	$1,876	$(1,935)	$2,155
Allowance for slow moving and excess inventory
December 31, 2022	$128,981	$3,560	$(56,681)	$75,861
December 31, 2021	$82,149	$61,905	$(15,073)	$128,981
December 31, 2020	$71,020	$15,595	$(4,466)	$82,149

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

Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-13439).

*3.2	—

Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-13439).

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

**+10.8	—	Employment Agreement, dated as of October 25, 2022, between the Company and Mr. Underwood.

*+10.9	—	2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on March 31, 2017, File No. 001-13439).

**+10.10		Amendment No. 1 to 2017 Omnibus Incentive Plan of Dril-Quip Inc.

*+10.11	—

Form of Restricted Stock Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 20, 2019, File No. 001-13439).

*+10.12	—

2017 Performance Unit Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-13439).

*+10.13		Form of Indemnification Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 17, 2005, File No. 001-13439).

*10.16	—

Form of Director Restricted Stock Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 001-13439).

**10.17		Form of Restricted Stock Award Agreement for senior management under 2017 Omnibus Incentive Plan of Dril-Quip, Inc.

*10.18	—

2020 Performance Unit Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File No. 001-13439).

**10.19		2022 Performance Unit Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc.

*10.20	—

2022 Amended and Restated Stock Compensation Program for Directors under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File No. 001-13439).

**21.1	—	Subsidiaries of the Registrant.

**23.1	—	Consent of PricewaterhouseCoopers LLP.

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey J. Bird.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Kyle F. McClure.

**32.1	—	Section 1350 Certification of Jeffrey J. Bird.

**32.2	—	Section 1350 Certification of Kyle F. McClure.

**101.INS	—	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

**101.SCH	—	Inline XBRL Schema Document

**101.CAL	—	Inline XBRL Calculation Document

**101.DEF	—	Inline XBRL Definition Linkbase Document

**101.LAB	—	Inline XBRL Label Linkbase Document

**101.PRE	—	Inline XBRL Presentation Linkbase Document

104	—	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (included as exhibit 101).

*	Incorporated herein by reference as indicated.

**	Filed with this report.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 01, 2023.

DRIL-QUIP, INC.

By:	/S/ JEFFREY J. BIRD
Jeffrey J. Bird President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ JOHN V. LOVOI	Chairman of the Board	March 01, 2023
JOHN V. LOVOI
/S/ JEFFREY J. BIRD	President, Chief Executive Officer and Director (Principal Executive Officer)	March 01, 2023
JEFFREY J. BIRD
/S/ KYLE F. MCCLURE	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)	March 01, 2023
KYLE F. MCCLURE /S/ CARRI A. LOCKHART	Director	March 01, 2023
CARRI A. LOCKHART
/S/ TERENCE B. JUPP	Director	March 01, 2023
TERENCE B. JUPP
/S/ STEVEN L. NEWMAN	Director	March 01, 2023
STEVEN L. NEWMAN
/S/ AMY B. SCHWETZ	Director	March 01, 2023
AMY B. SCHWETZ
/S/ DARRYL K. WILLIS	Director	March 01, 2023
DARRYL K. WILLIS