Form 10-Q
period 2023-03-31
DRIL-QUIP INC
filed 2023-05-09
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 3, 2023, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 34,172,911.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$235,343	$264,804
Short-term investments	18,921	32,232
Trade receivables, net	132,206	91,504
Unbilled receivables	150,290	144,428
Inventories, net	152,770	146,004
Prepaid expenses	15,592	19,874
Other current assets	36,161	34,359
Assets held for sale	10,828	19,383
Total current assets	752,111	752,588
Operating lease right of use assets	6,325	4,872
Property, plant and equipment, net	183,285	181,270
Deferred income taxes	4,850	4,488
Intangible assets	22,691	23,348
Other assets	6,134	5,949
Total assets	$975,396	$972,515
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,212	$43,019
Accrued income taxes	5,677	4,868
Contract liabilities	7,271	8,020
Accrued compensation	7,578	5,796
Operating lease liabilities	1,230	1,054
Other accrued liabilities	14,392	24,798
Total current liabilities	83,360	87,555
Deferred income taxes	4,025	3,756
Income tax payable	874	823
Operating lease liabilities, long-term	5,178	3,807
Other long-term liabilities	1,581	1,658
Total liabilities	95,018	97,599
Contingencies (Note 11)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 34,171,856 and 34,157,057 shares issued and outstanding at March 31, 2023 and December 31, 2022	343	343
Additional paid-in capital	93,027	90,450
Retained earnings	955,043	952,732
Accumulated other comprehensive losses	(168,035)	(168,609)
Total stockholders' equity	880,378	874,916
Total liabilities and stockholders' equity	$975,396	$972,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 31,
	2023	2022
	(In thousands, except per share data)
Revenues:
Products	$59,246	$55,642
Services	21,281	17,499
Leasing	10,338	9,996
Total revenues	90,865	83,137
Cost and expenses:
Cost of sales:
Products	47,044	48,038
Services	12,003	8,784
Leasing	6,455	7,173
Total cost of sales	65,502	63,995
Selling, general and administrative	22,585	22,393
Engineering and product development	3,399	3,676
Restructuring and other charges	1,718	32
Gain on sale of property, plant and equipment	(6,647)	(114)
Foreign currency transaction (gain) loss	1,120	(1,254)
Total costs and expenses	87,677	88,728
Operating income (loss)	3,188	(5,591)
Interest income	2,827	203
Interest expense	(80)	(54)
Income (loss) before income taxes	5,935	(5,442)
Income tax provision	3,624	3,496
Net income (loss)	$2,311	$(8,938)
Income (loss) per common share:
Basic	$0.07	$(0.26)
Diluted	$0.07	$(0.26)
Weighted average common shares outstanding:
Basic	34,128	34,494
Diluted	34,489	34,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 31,
	2023	2022
	(In thousands)
Net income (loss)	$2,311	$(8,938)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	574	2,886
Total comprehensive income (loss)	$2,885	$(6,052)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31,
	2023	2022
	(In thousands)
Operating activities
Net income (loss)	$2,311	$(8,938)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,889	7,559
Stock-based compensation expense	2,577	2,527
Restructuring and other charges	683	32
Gain on sale of property, plant and equipment	(6,647)	(114)
Deferred income taxes	(211)	1,327
Changes in operating assets and liabilities:
Trade receivables, net	(39,531)	14,849
Unbilled receivables	(6,376)	(6,951)
Inventories, net	(4,758)	5,658
Prepaids and other assets	1,335	(1,768)
Accounts payable and accrued expenses	(9,192)	(25,109)
Net cash used in operating activities	(52,920)	(10,928)
Investing activities
Purchase of property, plant and equipment	(5,424)	(2,066)
Proceeds from sale of property, plant and equipment	15,460	208
Purchase of short-term investments	(9,081)	-
Maturities of short-term investments	22,392	-
Net cash provided by (used in) investing activities	23,347	(1,858)
Financing activities
Repurchase of common shares	-	(5,808)
Other	(11)	(51)
Net cash used in financing activities	(11)	(5,859)
Effect of exchange rate changes on cash activities	123	1,202
Decrease in cash and cash equivalents	(29,461)	(17,443)
Cash and cash equivalents at beginning of period	264,804	355,451
Cash and cash equivalents at end of period	$235,343	$338,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(In thousands, except shares)
Balance at January 1, 2023	$343	$90,450	$952,732	$(168,609)	$874,916
Foreign currency translation adjustment	-	-	-	574	574
Net income	-	-	2,311	-	2,311
Comprehensive income					2,885
Stock-based compensation expense	-	2,577	-	-	2,577
Balance at March 31, 2023	$343	$93,027	$955,043	$(168,035)	$880,378

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(In thousands, except shares)
Balance at January 1, 2022	$352	$80,254	$973,087	$(156,585)	$897,108
Foreign currency translation adjustment	-	-	-	2,886	2,886
Net loss	-	-	(8,938)	-	(8,938)
Comprehensive loss					(6,052)
Repurchase of common shares (273,629 shares)	(3)		(5,805)		(5,808)
Stock-based compensation expense	-	2,527	-	-	2,527
Balance at March 31, 2022	$349	$82,781	$958,344	$(153,699)	$887,775

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

During the quarter ended March 31, 2023, the Company reorganized its structure in order to streamline operations and leadership around more focused and integrated product and service lines to align with its business strategy. To reflect the Company’s new organizational structure, the Company changed presentation of its segments in 2023 into the following three reportable business segments: Subsea Products, Subsea Services, and Well Construction. Segment operating results for the prior year comparative period have been restated to reflect this change. Previously, the Company’s operations were organized into three geographic segments. Our Subsea Products business manufactures highly engineered, field-proven products with a wide array of deepwater drilling equipment and technology that meets the requirements for harsh subsea environments. Our Subsea Services business provides high-level aftermarket support and technical services with field technicians that support the full installation and lifecycle management of regulatory and industry standards, as well as offering industry training programs. Our Well Construction business provides products and services utilized in the construction of the wellbore such as completions, casing hardware and liner hanger systems. These products and services are used on both land and offshore markets. Additionally, Corporate includes the expenses and assets of the Company’s corporate office functions, legal and other administrative expenses that are managed at a consolidated level. For information with respect to our segments, see “Business Segments,” Note 9 of Notes to the Consolidated Financial Statements.

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements as of that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of March 31, 2023 and the results of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and comprehensive income (loss) for the three months ended March 31, 2023 and cash flows for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

For purposes of the Condensed Consolidated Financial Statements, the Company does not consider Short-term investments to be cash equivalents.

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

Restructuring and Other Charges

Restructuring and other charges consist of costs associated with our 2021 global strategic plan initiated in the fourth quarter of 2021, in an effort to realign our subsea product business with the market conditions. During the first quarter of 2023, the Company incurred $1.7 million of additional costs under the 2021 global strategic plan. These charges were primarily related to consulting and legal fees, office moves and site cleanup, and preparation costs. During the first quarter of 2022, the Company did not incur any significant costs under the 2021 global strategic plan. These charges are reflected as "Restructuring and other charges" in our condensed consolidated statements of income (loss).

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

For the three months ended March 31, 2023, the Company did not purchase any shares under the share repurchase plans.

For the three months ended March 31, 2022, the Company purchased 273,629 shares under the share repurchase plan at an average price of approximately $21.20 per share totaling approximately $5.8 million and has retired such shares.

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

In each relevant period, the net income (loss) used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended
	March 31,
	2023	2022
	(In thousands)
Weighted average common shares outstanding – basic	34,128	34,494
Dilutive effect of common stock awards	361	-
Weighted average common shares outstanding – diluted	34,489	34,494

For the three months ended March 31, 2023 and 2022, the Company has excluded the following common stock awards because their impact on the income (loss) per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended
	March 31,
	2023	2022
	(In thousands)
Director stock awards	-	58
Performance share units	-	260
Restricted stock awards	-	516

3. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Three months ended
	March 31,
	2023	2022
	(In thousands)
Revenues:
Products:
Subsea products	$46,117	$46,304
Well construction	13,129	9,338
Total products	59,246	55,642
Services:
Subsea services	16,487	13,157
Well construction services	4,794	4,342
Total services	21,281	17,499

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2022	$138,592
Additions	180,755
Transfers to Trade Receivables, Net	(176,410)
Contract Assets at March 31, 2023	$142,937

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2022	$6,824
Additions	5,065
Revenue Recognized	(6,107)
Contract Liabilities at March 31, 2023	$5,782

Contract assets include unbilled accounts receivable associated with contracts accounted for under the over-time accounting method which were approximately $101.9 million and $92.6 million at March 31, 2023 and December 31, 2022, respectively. Unbilled contract assets are transferred to trade receivables, net, when the rights become unconditional. Contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of March 31, 2023.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over-time product lines was $69.3 million as of March 31, 2023. The Company expects to recognize revenue on approximately 77.5% of the remaining performance obligations over the next 12 months and the remaining 22.5% thereafter.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

4. Stock-Based Compensation and Stock Awards

During the three months ended March 31, 2023, the Company recognized approximately $2.6 million of stock-based compensation expense. Stock-based compensation is included in "Selling, general and administrative" in our accompanying condensed consolidated statements of income (loss) and "Additional paid-in capital" in our accompanying condensed consolidated balance sheets. During the three months ended March 31, 2022, the Company recognized approximately $2.5 million of stock-based compensation expense.

5. Inventories, net

Inventories consist of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Raw materials and supplies	$30,981	$29,995
Work in progress	44,555	41,700
Finished goods	148,471	150,170
	224,007	221,865
Less: reserve for slow moving and excess inventory	(71,237)	(75,861)
Total inventory	$152,770	$146,004

6. Assets Held for Sale

In the second quarter of 2022, the Company actively marketed for sale its corporate administrative building, forge facility and aftermarket facility in connection with the consolidation of its operations into a smaller footprint at its campus in Houston, Texas. In September 2022, we sold our forge facility for a net amount of approximately $18.9 million and a gain on sale of approximately $18.0 million of which $0.8 million was realized in the three months ended March 31, 2023. In March 2023, we sold our aftermarket facility for a net amount of approximately $14.5 million and a gain on sale of approximately $5.9 million. The Company expects to sell the corporate administrative building within a year.

In accordance with the applicable accounting guidance, FASB ASC 360-10-45-9, the Company reclassified the buildings' net carrying amount from Property, plant and equipment, net, to Assets held for sale on the Condensed Consolidated Balance Sheets. As of March 31, 2023, the Assets held for sale balance was $10.8 million comprising of the corporate administrative building held in Corporate.

7. Restructuring and Other Charges

During the three months ended March 31, 2023, the Company incurred additional costs of approximately $1.7 million, under the 2021 global strategic plan. These charges primarily consist of office moves, site cleanup, preparation costs, consulting and legal fees.

During the three months ended March 31, 2022, the Company did not incur any significant costs under the 2021 global strategic plan.

The following table summarizes the components of charges included in "Restructuring and other charges" in our condensed consolidated statements of income (loss) for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Severance	$-	$32
Other	1,718	-
	$1,718	$32

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges as of March 31, 2023 (in thousands):

Total
Beginning balance at January 1, 2023	$3,802
Additions for costs expensed	-
Reductions for payments	(512)
Other	1
Ending balance at March 31, 2023	$3,291

8. Intangible Assets

Intangible assets, the majority of which were acquired in the acquisition of TIW Corporation in 2016 and OilPatch Technologies in 2017, consist of the following:

		March 31, 2023
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,140	$(2,243)	$8	$5,905
Patents	15 - 30 years	6,039	(3,786)	(1)	2,252
Customer relationships	5 - 15 years	25,626	(11,153)	33	14,506
Organizational costs	3 years	163	(136)	1	28
		$39,968	$(17,318)	$41	$22,691

		December 31, 2022
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,233	$(2,118)	$(79)	$6,036
Patents	15 - 30 years	6,055	(3,699)	-	2,356
Customer relationships	5 - 15 years	26,028	(10,878)	(234)	14,916
Organizational costs	3 years	183	(131)	(12)	40
		$40,499	$(16,826)	$(325)	$23,348

9. Business Segments

Operating segments are defined in FASB ASC Topic 280, Segment Reporting, as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

During the quarter ended March 31, 2023, the Company reorganized its structure in order to streamline operations and leadership around more focused and integrated product and service lines to align with its business strategy. To reflect the Company’s new organizational structure, the Company changed presentation of its segments in 2023 into the following three reportable business segments: Subsea Products, Subsea Services, and Well Construction. Segment operating results for the prior year comparative period have been restated to reflect this change. Previously, the Company’s operations were organized into three geographic segments.

The Company evaluates segment performance based on operating income. The accounting policies of the segments are the same as described in the summary of significant accounting policies.

Subsea Products. The Company’s Subsea Products segment designs, manufactures and sells a variety of products including subsea wellheads, connectors and surface equipment, and subsea production systems.

Subsea Services. The Company’s Subsea Services segment delivers a variety of technical services including subsea rental services, subsea rework services and subsea services shared support.

Well Construction. The Company's Well Construction business provides products and services utilized in the construction of the wellbore such as completions, casing hardware and liner hanger systems.

Corporate. Corporate includes the expenses and assets of the Company’s corporate office functions, legal and other administrative expenses that are managed at a consolidated level.

During the three months ended March 31, 2023, the Company incurred $1.7 million of additional costs under the 2021 global strategic plan all of which is in Corporate. During the three months ended March 31, 2022, the Company did not incur any significant costs under the 2021 global strategic plan.

The following table presents selected financial data by business segment:

	Three months ended March 31,
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
	Subsea Products		Subsea Services		Well Construction		Corporate		Total
	(In thousands)
Revenue	$46,117	$46,304	$23,896	$21,784	$20,852	$15,049	$-	$-	$90,865	$83,137
Depreciation and amortization	1,599	1,786	2,754	3,040	1,743	1,607	793	1,126	6,889	7,559
Operating income (loss)	1,495	(2,576)	9,384	384	562	2,555	(8,253)	(5,954)	3,188	(5,591)

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the Chief Operating Decision Maker (CODM) for purposes of assessing segment performance and allocating resources. The balance sheet is reviewed on a consolidated basis and is not used in the context of segment reporting.

10. Income Tax

The effective tax rate for the three months ended March 31, 2023 was 61.1% compared to (64.2)% for the same period in 2022. The change in the effective tax rate between the periods resulted primarily due to the change in projected earnings mix by geography and tax jurisdiction as compared to the prior period, changes in valuation allowances in the United States, foreign withholding tax, changes in nondeductible compensation, and the mix of earnings in jurisdictions with differing tax rates.

The Company has $15.8 million in outstanding NOL carryback claims as of December 31, 2022 including the estimated carryback claim relating to the 2020 tax year, which is reflected in “Other current assets” on the Consolidated Balance Sheets. The Company expects to receive the refunds by the end of 2023.

As the Company no longer asserts the indefinite reinvestment assertion, we maintain a deferred foreign tax liability, which had a balance of $2.6 million as of March 31, 2023 and is primarily related to estimated foreign withholding tax associated with repatriating all non-U.S. earnings back to the United States.

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

These statements are based on assumptions and analysis in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income (loss) and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto presented elsewhere herein as well as the discussion under “Risk Factors,” included herein and “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company’s organizational structure is based on product and service lines. The Company operates in three business segments— Subsea Products, Subsea Services, and Well Construction. Our Subsea Products business manufactures highly engineered, field-proven products with a wide array of deepwater drilling equipment and technology that meets the requirements for harsh subsea environments. Our Subsea Services business provides high-level aftermarket support and technical services with field technicians that support the full installation and lifecycle management of regulatory and industry standards, as well as offering industry training programs. Our Well Construction business provides products and services utilized in the construction of the wellbore such as completions, casing hardware and liner hanger systems. These products and services are used on both land and offshore markets.

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

In February 2022, Russia invaded Ukraine, resulting in wide-ranging sanctions imposed on Russia by certain members of the European Union, the United Kingdom and the United States, among others, higher oil prices and increased uncertainty in global markets. As Russia's invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export-controls or other economic or military measures against Russia. Although we have minimal operational exposure in Russia and we do not intend to commit further capital towards projects in Russia, the full impact of the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and could adversely affect oil and gas companies, many of which are our customers, as well as the global supply chain. For more information on the risks associated with the invasion of Ukraine, see "Our business may also be affected by new sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine discussed in our Annual Report Form 10-K "Item 1A. Risk Factors" for the fiscal year ended December 31, 2022.

We continue to monitor the impact of the COVID-19 pandemic, government actions and measures taken to prevent its spread, and the potential to affect our operations, particularly in China. We are also monitoring the current global economic environment, specifically including inflationary pressures and the macroeconomic impact of the conflict in Ukraine, and any resulting impacts on our financial position and results of operations. See our Annual Report Form 10-K "Item 1A. Risk Factors" for the fiscal year ended December 31, 2022.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel for the periods covered by this report were:

	Three months ended
	March 31,
Brent Crude Oil Price per Barrel	2023	2022
Low	$71.03	$78.25
High	87.54	133.18
Average	81.07	100.87
Closing	79.19	107.29

According to the April 2023 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are projected to average approximately $85 per barrel in 2023 and $81 per barrel in 2024, compared with an average of $101 per barrel in 2022. In its April 2023 Oil Market Report, the International Energy Agency projected global oil demand will climb by two million barrels per day in 2023 to a record 101.9 million barrels per day.

Although crude oil prices had rebounded sharply in 2022, we have seen a downward trend in the first quarter of 2023. If the Company experiences significant contract terminations, suspensions or scope adjustments to its contracts, then its financial condition, results of operations and cash flows may be adversely impacted.

Offshore Rig Count

Detailed below is the average contracted Mobile Offshore Drilling Units ("MODU"). These are rigs currently drilling as well as rigs committed, but not yet drilling, for the three months ended March 31, 2023 and 2022. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Three months ended March 31,
	2023		2022
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Mobile Offshore Drilling Units	146	391	135	357

Source: IHS—Petrodata RigBase – March 31, 2023 and 2022

According to IHS-Petrodata RigBase, as of March 31, 2023, there were 534 contracted rigs (145 floating rigs and 389 jack-up rigs), an increase of 8.8% from the rig count of 491 rigs (132 floating rigs and 359 jack-up rigs) as of March 31, 2022.

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

In March 2018, the President of the United States issued a proclamation imposing a 25 percent global tariff on imports of certain steel products, effective March 23, 2018. The President subsequently proposed an additional 25 percent tariff on approximately $50 billion worth of imports from China, and the government of China responded with a proposal of an additional 25 percent tariff on U.S. goods with a value of $50 billion. In the following months, the United States and China placed additional, competing tariffs on imported goods until the two countries entered a phase one trade deal, which included an agreement to reduce certain tariffs. Negotiations for a phase two trade deal with China had begun prior to the outbreak of the global COVID-19 pandemic and if continued could lead to additional changes to the tariff rates in the phase one trade deal. President Biden has indicated that these tariffs will likely remain in place while the administration assesses the United States’ current posture, including a review of the phase one trade deal with China.

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

The United Kingdom (U.K.) officially withdrew from the E.U. on January 31, 2020 ("Brexit"). Brexit and the terms of a subsequent trade and cooperation agreement (TCA) brought to an end the U.K.’s automatic access to the E.U. single market, resulting in the U.K. no longer benefitting from the free movement of goods and services between the E.U. and the U.K. The rights of people to freely move between the E.U. and the U.K. have also been restricted. For more information on the risks associated with Brexit and the TCA, see “Our international operations require us to comply with a number of U.S. and foreign regulations governing the international trade of goods, services and technology, which expose us to compliance risks" under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company believes that its backlog should help mitigate the impact of any negative market conditions; however, slow recovery in commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at March 31, 2023 was approximately $235.1 million, compared to approximately $240.9 million at December 31, 2022, and $220.9 million at March 31, 2022.

The following table represents the change in backlog for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022.

	Three months ended
	March 31, 2023	December 31, 2022	March 31, 2022
	(In thousands)
Beginning Backlog	$240,865	$211,767	$210,119
Bookings:
Product (1)	55,902	98,967	63,155
Service	21,281	21,657	22,578
Leasing	10,338	10,444	9,996
Cancellation/Revision adjustments	(2,432)	(5,007)	(2,011)
Translation adjustments	56	(149)	234
Total Bookings	85,145	125,912	93,952
Revenues:
Product	59,246	64,713	55,642
Service	21,281	21,657	17,499
Leasing	10,338	10,444	9,996
Total Revenue	90,865	96,814	83,137
Ending Backlog	$235,145	$240,865	$220,934

(1) The backlog data shown above includes all bookings as of March 31, 2023, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $69.3 million as of March 31, 2023 within “Revenue Recognition”, Note 3 to the Notes to Condensed

Consolidated Financial Statements.

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products. For the three months ended March 31, 2023 and 2022, the Company derived 65.2% and 66.9%, respectively, of its revenues from the sale of its products, 23.4% and 21.0%, respectively, of its revenue from services, and 11.4% and 12.0%, respectively, of its revenues from leasing. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 62.8% and 62.8% of its revenues derived from foreign sales for the three months ended March 31, 2023 and 2022, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 37.2% and 37.2% of the Company’s total revenues for the three months ended March 31, 2023 and 2022, respectively.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over-time basis. For the three months ended March 31, 2023, there were 63 projects representing approximately 32.7% of the Company's total revenues and approximately 50.2% of its product revenues that were accounted for using over-time accounting, compared to 46 projects for the three months ended March 31, 2022, which represented approximately 29.4% of the Company's total revenues and approximately 43.9% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Restructuring and Other Charges. During the three months ended March 31, 2023, the Company incurred additional costs of approximately $1.7 million under the 2021 global strategic plan. These charges primarily consisted of office moves, site cleanup, preparation costs, consulting and legal fees.

Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment consists of sales of certain property, plant and equipment.

Foreign Currency Transaction (Gain) Loss. Foreign currency transaction (gains) and losses result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated.

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

Results of Operations

The following table sets forth, for the periods indicated, certain condensed consolidated statements of income (loss) data expressed as a percentage of revenues:

	Three months ended
	March 31,
	2023	2022
Revenues:
Products	65.2%	66.9%
Services	23.4	21.1
Leasing	11.4	12.0
Total revenues	100.0	100.0
Cost of sales:
Products	51.8	57.8
Services	13.2	10.6
Leasing	7.1	8.6
Total cost of sales	72.1	77.0
Selling, general and administrative	24.9	26.9
Engineering and product development	3.7	4.4
Restructuring and other charges	1.9	-
Gain on sale of property, plant and equipment	(7.3)	(0.1)
Foreign currency transaction (gain) loss	1.2	(1.5)
Operating income (loss)	3.5	(6.7)
Interest income	3.1	0.2
Interest expense	(0.1)	(0.1)
Income (loss) before income taxes	6.5	(6.6)
Income tax provision	4.0	4.2
Net income (loss)	2.5%	(10.8)%

The following table sets forth, for the periods indicated, a breakdown of our products, service and leasing revenues:

	Three months ended
	March 31,
	2023	2022
	(In millions)
Revenues:
Products:
Subsea products	$46.1	$46.3
Well construction	13.2	9.3
Total products	59.3	55.6
Services:
Subsea services	16.5	13.2
Well construction services	4.8	4.3
Total services	21.3	17.5
Leasing
Subsea leasing	7.4	8.6
Well construction leasing	2.9	1.4
Total leasing	10.3	10.0
Total revenues	$90.9	$83.1

The following table sets forth, for the periods indicated, our revenues by business segments:

	Three months ended March 31,
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
	Subsea Products		Subsea Services		Well Construction		Corporate		Total
	(In millions)
Revenue	$46.1	$46.3	$23.9	$21.8	$20.9	$15.0	$-	$-	$90.9	$83.1
Operating income (loss)	1.5	(2.6)	9.4	0.4	0.6	2.6	(8.3)	(6.0)	3.2	(5.6)

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues. Revenues increased by $7.7 million, or approximately 9.3%, to $90.9 million for the three months ended March 31, 2023 from $83.1 million for the three months ended March 31, 2022.

Subsea product revenues decreased marginally by approximately $0.2 million which was mainly in line with our expectations.

Subsea service revenues increased by approximately $2.1 million primarily due to customer specific increases in technical advisory services and maintenance requests tied to drilling schedules.

Well construction revenue increased by approximately $5.9 million primarily due to continued growth and timing of deliveries against the backlog.

As crude oil prices have continued to rise, the Company has seen an increase in drilling activity in the offshore market. Further, our overall revenues were favorably impacted by an increase in global demand and increased activity from customer drilling schedules. In any given time period, the revenues recognized between the various product lines will vary depending upon the timing of shipments to customers, our product mix and completion status of the projects accounted for under the over-time accounting method, market conditions and customer demand.

Cost of Sales. Cost of sales increased by $1.5 million, or approximately 2.4%, to $65.5 million for the three months ended March 31, 2023 from $64.0 million for the same period in 2022. Cost of sales as a percentage of revenue decreased to 72.1% from 77.0% for the three months ended March 31, 2023 and 2022, respectively, primarily due to favorable product mix and as a result of savings from our business transformation initiatives.

Selling, General and Administrative Expenses. For the three months ended March 31, 2023, selling, general and administrative expenses increased marginally by $0.2 million, or 0.9% to $22.6 million from $22.4 million for the same period in 2022.

Engineering and Product Development Expenses. For the three months ended March 31, 2023, engineering and product development expenses decreased by approximately $0.3 million, or 7.5%, to $3.4 million from $3.7 million for the same period in 2022. This decrease was attributable mainly to lower spend on research and development activities as we completed certain strategic projects. We are in the process of reprioritizing new research and development initiatives.

Restructuring and Other Charges. For the three months ended March 31, 2023, the Company incurred additional costs of approximately $1.7 million under the 2021 global strategic plan. These charges were primarily related to office moves, site cleanup, preparation costs, consulting and legal fees. During the three months ended March 31, 2022, the Company did not incur any significant restructuring costs.

Gain on Sale of Property, Plant and Equipment. For the three months ended March 31, 2023, the gain on sale of property, plant and equipment was $6.7 million, primarily related to the sale of our Houston aftermarket facility and the Houston forge facility buildings. For the three months ended March 31, 2022, gain on sale of property, plant and equipment was not significant.

Foreign Currency Transaction (Gain) Loss. Foreign exchange loss for the three months ended March 31, 2023, was $1.1 million as compared to a gain of $1.3 million for the same period in 2022.

Operating Income (Loss). Subsea product operating income was higher for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to a favorable product mix coupled with overall price increases during 2022 that were implemented in response to higher costs that were realized in the first half of 2022 such as increased transportation costs and an increase in the cost of raw materials.

Subsea services operating income was higher for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to gain on sale of the Houston aftermarket facility recognized in the current period, overall increased utilization in the current period and rate increases during 2022 that were implemented in response to higher costs that were realized in the first half of 2022 such as increased transportation costs and an increase in the cost of raw materials.

Well Construction operating income was lower for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to an unfavorable foreign exchange movements mainly impacting Mexico and costs associated with preparation for anticipated growth and entry into new markets.

Corporate operating loss increased for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to restructuring costs of $1.7 million.

Income Tax Provision. Income tax provision for the three months ended March 31, 2023 was $3.6 million on an income before taxes of $5.9 million, resulting in an effective tax rate of 61.1%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to projected earnings mix by geography and tax jurisdiction, foreign withholding taxes, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries. Income tax provision for the three months ended March 31, 2022 was $3.5 million on a loss before taxes of $5.4 million, resulting in an effective income tax rate of approximately (64.2)%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to pre-tax income or loss in foreign jurisdictions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries.

Net Income (Loss). Net income was approximately $2.3 million for the three months ended March 31, 2023 as compared to a net loss of $8.9 million for the same period in 2022 for the reasons set forth above.

Non-GAAP Financial Measures

We have performed a detailed analysis of the non-GAAP measures that are relevant to our business and its operations and determined that the appropriate unit of measure to analyze our performance is Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, as well as other significant non-cash items and other adjustments for certain charges and credits). The Company believes that the exclusion of these charges and credits from these financial measures enables it to evaluate more effectively the Company's operations period over period and to identify operating trends that could otherwise be masked by excluded items. It is our determination that Adjusted EBITDA is a relevant measure of how the Company reviews its operating performance.

Adjusted EBITDA

We calculate Adjusted EBITDA as one of the indicators to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure. This measurement is used in concert with net income and cash flows from operations, which measures actual cash generated in the period. In addition, we believe that Adjusted EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance. Adjusted EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income, as measured under U.S. generally accepted accounting principles. The items excluded from Adjusted EBITDA, but included in the calculation of reported net income, are significant components of the condensed consolidated statements of income (loss) and must be considered in performing a comprehensive assessment of overall financial performance. Our calculation of Adjusted EBITDA may not be consistent with calculations of Adjusted EBITDA used by other companies.

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended March 31,
	2023	2022
	(In thousands)
Net income (loss)	$2,311	$(8,938)
Add:
Interest (income) expense, net	(2,747)	(149)
Income tax provision	3,624	3,496
Depreciation and amortization expense	6,889	7,559
Restructuring and other charges	1,718	32
Gain on sale of property, plant and equipment	(6,647)	(114)
Foreign currency transaction (gain) loss	1,120	(1,254)
Stock compensation expense	2,577	2,527
Adjusted EBITDA (1)	$8,845	$3,159

(1) Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Three months ended March 31,
	2023	2022
	(In thousands)
Operating activities	$(52,920)	$(10,928)
Investing activities	23,347	(1,858)
Financing activities	(11)	(5,859)
	(29,584)	(18,645)
Effect of exchange rate changes on cash activities	123	1,202
Decrease in cash and cash equivalents	$(29,461)	$(17,443)

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

Net cash used in operating activities for the three months ended March 31, 2023 was $52.9 million as compared to $10.9 million for the three months ended March 31, 2022. The $42.0 million increase in cash used is primarily due to cash outflows resulting from changes in operating assets and liabilities of $45.2 million and $8.0 million of non-cash movements which includes items such as restructuring and other charges, gain on sale of property, plant and equipment, stock-based compensation, deferred income taxes, depreciation and amortization. This was partially offset by a decrease in net loss of $11.2 million.

The change in operating assets and liabilities for the three months ended March 31, 2023 resulted in a $45.2 million decrease in cash as compared to the change in operating assets and liabilities for the three months ended March 31, 2022. The $54.4 million decrease in cash due to changes in trade receivables was mainly due to a significant increase in billings as the rights became unconditional on the contract assets and transferred to trade receivables. Decrease in cash due to changes in inventory levels was $10.4 million as we continually reassess our needs based on backlog trends. This was partially offset by an increase in cash due to the changes in accounts payable and accrued expenses of $15.9 million primarily due to the payment of our agent fees in the Middle East and certain taxes in Mexico in the prior period that did not occur in the current period. The $3.1 million increase in cash due to changes in prepaids and other assets was primarily due to a decrease in advances to vendors related to projects accounted for on an over-time basis. The $0.6 million increase in cash due to the decrease in unbilled receivables was mainly due to completion timelines of some of our projects.

The change in investing cash flows for the three months ended March 31, 2023 resulted in a $23.3 million increase in cash primarily due to the sale of our Houston aftermarket facility for approximately $15.4 million and a net change of $13.3 million in our short-term investments as some investments matured during the quarter and were reinvested in investments classified as cash equivalents as per our accounting policy. This was partially offset by $5.4 million of capital expenditure spend by the Company during the current quarter. Capital expenditures by the Company were $5.4 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively. Capital expenditures for the three months ended March 31, 2023 were $2.8 million for rental tools to support our developed products, $2.2 million for machinery and equipment related to our global strategic program which includes consolidation of our manufacturing facilities and $0.4 million for other capital expenditures. Capital expenditures for the three months ended March 31, 2022 were $1.5 million for rental tools to support our developed products, $0.4 million for machinery and equipment related to our global strategic program which included consolidation of our manufacturing facilities and $0.2 million for other capital expenditures. We constantly review capital expenditure needs to ensure these are justified expenditures.

Credit Facility

The Company's ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. In addition, we opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. As of March 31, 2023, the cash balance in that account was approximately $5.4 million. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times which is considered as restricted cash and is included in "Cash and cash equivalents" in our condensed consolidated balance sheets as at March 31, 2023 and December 31, 2022. Withdrawals from this cash collateral account are only allowed at such point a given letter of credit has expired or has been cancelled.

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

For the three months ended March 31, 2023, the Company purchased no shares under the share repurchase plans.

For the three months ended March 31, 2022, the Company purchased 273,629 shares under the share repurchase plan at an average price of approximately $21.20 per share totaling approximately $5.8 million and had retired such shares.

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

Critical Accounting Estimates

During the three months ended March 31, 2023, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company since December 31, 2022.

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

The Company experienced a foreign currency pre-tax loss of approximately $1.1 million during the three months ended March 31, 2023. The Company experienced a foreign currency pre-tax gain of approximately $1.3 million during the three months ended March 31, 2022.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see “Contingencies,” Note 11 to the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

DRIL-QUIP, INC.

Date: May 9, 2023	BY:	/s/ Kyle F. McClure
Kyle F. McClure,
Vice President – Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)