Form 10-Q
period 2023-06-30
DRIL-QUIP INC
filed 2023-08-01
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

As of July 25, 2023, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 34,175,449.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$236,490	$264,804
Short-term investments	18,795	32,232
Trade receivables, net	135,504	90,861
Unbilled receivables	139,120	144,428
Inventories, net	164,523	146,004
Prepaid expenses	19,027	19,874
Other current assets	30,869	32,438
Assets held for sale	10,828	19,383
Total current assets	755,156	750,024
Operating lease right of use assets	5,944	4,872
Property, plant and equipment, net	185,894	181,270
Deferred income taxes	4,374	4,488
Intangible assets	22,061	23,348
Other assets	6,237	5,949
Total assets	$979,666	$969,951
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54,416	$43,019
Accrued income taxes	4,654	4,868
Contract liabilities	6,013	8,020
Accrued compensation	8,788	11,296
Operating lease liabilities	1,117	1,054
Other accrued liabilities	13,136	19,298
Total current liabilities	88,124	87,555
Deferred income taxes	4,512	3,756
Income tax payable	977	823
Operating lease liabilities, long-term	4,919	3,807
Other long-term liabilities	1,725	1,658
Total liabilities	100,257	97,599
Contingencies (Note 12)
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 34,175,449 and 34,157,057 shares issued and outstanding at June 30, 2023 and December 31, 2022	343	343
Additional paid-in capital	95,593	90,450
Retained earnings	955,962	950,168
Accumulated other comprehensive losses	(172,489)	(168,609)
Total stockholders' equity	879,409	872,352
Total liabilities and stockholders' equity	$979,666	$969,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Revenues:
Products	$55,828	$61,979	$115,074	$117,621
Services	23,733	19,596	45,014	37,095
Leasing	10,046	12,403	20,384	22,399
Total revenues	89,607	93,978	180,472	177,115
Cost and expenses:
Cost of sales:
Products	45,165	54,180	92,209	102,218
Services	15,113	7,884	27,116	16,668
Leasing	5,433	7,599	11,888	14,772
Total cost of sales	65,711	69,663	131,213	133,658
Selling, general and administrative	23,248	22,498	45,833	44,891
Engineering and product development	3,202	2,720	6,601	6,396
Restructuring and other charges	(610)	5,765	1,108	5,797
Gain on sale of property, plant and equipment	(738)	(380)	(7,385)	(494)
Foreign currency transaction gain	(4,812)	(2,419)	(3,692)	(3,673)
Total costs and expenses	86,001	97,847	173,678	186,575
Operating income (loss)	3,606	(3,869)	6,794	(9,460)
Interest income	1,998	573	4,825	776
Interest expense	(19)	(99)	(99)	(153)
Income (loss) before income taxes	5,585	(3,395)	11,520	(8,837)
Income tax provision	2,102	2,175	5,726	5,671
Net income (loss)	$3,483	$(5,570)	$5,794	$(14,508)
Income (loss) per common share:
Basic	$0.10	$(0.16)	$0.17	$(0.42)
Diluted	$0.10	$(0.16)	$0.17	$(0.42)
Weighted average common shares outstanding:
Basic	34,130	34,476	34,129	34,485
Diluted	34,490	34,476	34,488	34,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Net income (loss)	$3,483	$(5,570)	$5,794	$(14,508)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,454)	(12,228)	(3,880)	(9,342)
Total comprehensive income (loss)	$(971)	$(17,798)	$1,914	$(23,850)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2023	2022
	(In thousands)
Operating activities
Net income (loss)	$5,794	$(14,508)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,938	15,229
Stock-based compensation expense	5,143	5,100
Restructuring and other charges	(841)	5,744
Gain on sale of property, plant and equipment	(7,385)	(494)
Deferred income taxes	734	1,098
Changes in operating assets and liabilities:
Trade receivables, net	(42,446)	13,396
Unbilled receivables	6,356	(28,434)
Inventories, net	(15,331)	4,663
Prepaids and other assets	1,652	(11,432)
Accounts payable and accrued expenses	(9,252)	(10,560)
Other, net	-	(11)
Net cash used in operating activities	(41,638)	(20,209)
Investing activities
Purchase of property, plant and equipment	(15,611)	(3,429)
Proceeds from sale of property, plant and equipment	16,240	582
Purchase of short-term investments	(20,462)	-
Maturities of short-term investments	33,899	-
Net cash provided by (used in) investing activities	14,066	(2,847)
Financing activities
Repurchase of common shares	-	(9,657)
Other	(22)	(83)
Net cash used in financing activities	(22)	(9,740)
Effect of exchange rate changes on cash activities	(720)	(1,871)
Decrease in cash and cash equivalents	(28,314)	(34,667)
Cash and cash equivalents at beginning of period	264,804	355,451
Cash and cash equivalents at end of period	$236,490	$320,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(In thousands, except shares)
Balance at April 1, 2023	$343	$93,027	$952,479	$(168,035)	$877,814
Foreign currency translation adjustment	-	-	-	(4,454)	(4,454)
Net income	-	-	3,483	-	3,483
Comprehensive loss					(971)
Stock-based compensation expense	-	2,566	-	-	2,566
Balance at June 30, 2023	$343	$95,593	$955,962	$(172,489)	$879,409

Balance at January 1, 2023	$343	$90,450	$950,168	$(168,609)	$872,352
Foreign currency translation adjustment	-	-	-	(3,880)	(3,880)
Net income	-	-	5,794	-	5,794
Comprehensive income	-	-	-	-	1,914
Stock-based compensation expense	-	5,143	-	-	5,143
Balance at June 30, 2023	$343	$95,593	$955,962	$(172,489)	$879,409

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(In thousands, except shares)
Balance at April 1, 2022	$349	$82,781	$957,847	$(153,699)	$887,278
Foreign currency translation adjustment	-	-	-	(12,228)	(12,228)
Net loss	-	-	(5,570)	-	(5,570)
Comprehensive loss					(17,798)
Repurchase of common shares (157,101 shares)	(1)		(3,849)		(3,850)
Stock-based compensation expense	-	2,573	-	-	2,573
Other	-	(3)	(8)	-	(11)
Balance at June 30, 2022	$348	$85,351	$948,420	$(165,927)	$868,192

Balance at January 1, 2022	$352	$80,254	$972,590	$(156,585)	$896,611
Foreign currency translation adjustment	-	-		(9,342)	(9,342)
Net loss	-	-	(14,508)	-	(14,508)
Comprehensive loss	-	-	-	-	(23,850)
Repurchase of common shares (430,730 shares)	(4)	-	(9,653)	-	(9,657)
Stock-based compensation expense	-	5,100	-	-	5,100
Other	-	(3)	(9)	-	(12)
Balance at June 30, 2022	$348	$85,351	$948,420	$(165,927)	$868,192

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

During the quarter ended March 31, 2023, the Company reorganized its structure in order to streamline operations and leadership around more focused and integrated product and service lines to align with its business strategy. To reflect the Company’s new organizational structure, the Company changed presentation of its segments in 2023 into the following three reportable business segments: Subsea Products, Subsea Services, and Well Construction. Segment operating results for the prior year comparative period have been restated to reflect this change. Previously, the Company’s operations were organized into three geographic segments. Our Subsea Products business manufactures highly engineered, field-proven products with a wide array of deepwater drilling equipment and technology that meets the requirements for harsh subsea environments. Our Subsea Services business provides high-level aftermarket support and technical services with field technicians that support the full installation and lifecycle management of regulatory and industry standards, as well as offering industry training programs. Our Well Construction business provides products and services utilized in the construction of the wellbore such as completions, casing hardware and liner hanger systems. These products and services are used on both land and offshore markets. Additionally, Corporate includes the expenses and assets of the Company’s corporate office functions, legal and other administrative expenses that are managed at a consolidated level. For information with respect to our segments, see “Business Segments,” Note 10 of Notes to the Consolidated Financial Statements.

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements as of that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of June 30, 2023 and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and cash flows for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Revision to Previously Reported Financial Information

In conjunction with our close process for the second quarter of 2023, we identified accounting errors related to an indemnification receivable and duplicate billing errors impacting prior periods. In the third quarter of 2022, due to the expiration of the statute of limitations of an Uncertain Tax Position ("UTP"), we released the liability for this UTP, but failed to write-off the related indemnification receivable previously obtained from the seller of an acquired business, resulting in an overstatement of operating income during the period. In addition, the Company identified billing errors in 2022 and 2021 that resulted in an overstatement of revenue and trade receivables.

We have assessed these errors, individually and in the aggregate, and concluded that they were not material to any prior annual or interim period. However, the aggregate amount of the prior period errors would have been material to our current interim condensed consolidated statements of income and to our anticipated full year results and therefore, we have revised our previously issued financial information. For more details, see “Revision to Previously Reported Financial Information,” Note 3 of Notes to the Consolidated Financial Statements.

2. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Reclassifications

We reclassified approximately $5.5 million of accrued bonus related to our short-term incentive plan for the year ended December 31, 2022, from other accrued liabilities to accrued compensation to conform to our current year presentation. These reclassifications did not have an impact on our Consolidated Statements of Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows.

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

The Company’s ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. We opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. As of June 30, 2023, the cash balance in that account was approximately $4.2 million. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times which is considered as restricted cash and is included in “Cash and cash equivalents” in our condensed consolidated balance sheets as at June 30, 2023 and December 31, 2022. Withdrawals from this cash collateral account are only allowed at such point a given letter of credit has expired or has been cancelled.

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

Restructuring and Other Charges

Restructuring and other charges consist of costs associated with our 2021 global strategic plan initiated in the fourth quarter of 2021, in an effort to realign our subsea product business with the market conditions. During the first half of 2023, the Company incurred $1.1 million of additional costs under the 2021 global strategic plan. During the second quarter of 2023, as we completed our re-segmentation project and as the 2021 global strategic program comes to a conclusion, the Company reassessed the reasonability of a restructuring liability related to its Well Construction business. During our assessment certain market exit costs became known and the liability was adjusted accordingly, resulting in a release of approximately $2.3 million. This release of restructuring liability was partially offset by charges incurred during the current year, primarily consisting of office moves, site cleanup, preparation costs, consulting and legal fees. During the first half of 2022, the Company incurred $5.8 million of additional costs under the 2021 global strategic plan. Approximately $5.1 million of these charges were primarily related to write-down of our long-lived assets and the remaining $0.7 million were related to consulting and legal fees, office moves and site cleanup, and preparation costs.

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

For the three and six months ended June 30, 2023, the Company did not purchase any shares under the share repurchase plans.

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

In each relevant period, the net income (loss) used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Weighted average common shares outstanding – basic	34,130	34,476	34,129	34,485
Dilutive effect of common stock awards	360	-	359	-
Weighted average common shares outstanding – diluted	34,490	34,476	34,488	34,485

For the three and six months ended June 30, 2023 and 2022, the Company has excluded the following common stock awards because their impact on the income (loss) per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Director stock awards	-	58	-	58
Performance share units	-	260	-	260
Restricted stock awards	-	507	-	512

3. Revision to Previously Reported Financial Information

In conjunction with our close process for the second quarter of 2023, we identified accounting errors related to an indemnification receivable and duplicate billing errors impacting prior periods. In the third quarter of 2022, due to the expiration of the statute of limitations of an Uncertain Tax Position ("UTP"), we released the liability for this UTP, but failed to write-off the related indemnification receivable previously obtained from the seller of an acquired business, resulting in an overstatement of operating income during the period. In addition, the Company identified billing errors in 2022 and 2021 that resulted in an overstatement of revenue and trade receivables.

The following table presents the impact of correcting the errors on the affected line items of our condensed consolidated balance sheet as of December 31, 2022:

	December 31, 2022
	As Reported	Adjustments	As Revised
	(In thousands)
Trade receivables, net	$91,504	$(643)	$90,861
Other current assets	34,359	(1,921)	32,438
Total current assets	752,588	(2,564)	750,024
Total assets	972,515	(2,564)	969,951
Total stockholders' equity	874,916	(2,564)	872,352

The following table presents the impact of correcting the errors on the affected line items of our condensed consolidated statement of income (loss) for the twelve months ended December 31, 2022:

	Twelve months ended December 31, 2022
	As Reported	Adjustments	As Revised
	(In thousands, except per share data)
Total revenues	$362,070	$(146)	$361,924
Restructuring and other charges	11,443	1,921	13,364
Operating income	2,521	(2,067)	454
Income before income taxes	6,770	(2,067)	4,703
Net income (loss)	443	(2,067)	(1,624)
Income (loss) per common share:
Basic	0.01	(0.06)	(0.05)
Diluted	0.01	(0.06)	(0.05)

The following table presents the impact of correcting the errors on the affected line items of our condensed consolidated balance sheet as of September 30, 2022:

	September 30, 2022
	As Reported	Adjustments	As Revised
	(In thousands)
Other current assets	$49,457	$(1,921)	$47,536
Total current assets	745,758	(1,921)	743,837
Total assets	970,524	(1,921)	968,603
Total stockholders' equity	864,837	(1,921)	862,916

The following table presents the impact of correcting the errors on the affected line items of our condensed consolidated statement of income (loss) for the three months ended September 30, 2022:

	Three months ended September 30, 2022
	As Reported	Adjustments	As Revised
	(In thousands, except per share data)
Restructuring and other charges	$2,180	$1,921	$4,101
Operating income (loss)	14,352	(1,921)	12,431
Income (loss) before income taxes	14,600	(1,921)	12,679
Net income (loss)	15,210	(1,921)	13,289
Income (loss) per common share:
Basic	0.45	(0.06)	0.39
Diluted	0.44	(0.06)	0.38

The following table presents the impact of correcting the errors on the affected line items of our condensed consolidated statement of income (loss) for the nine months ended September 30, 2022:

	Nine months ended September 30, 2022
	As Reported	Adjustments	As Revised
	(In thousands, except per share data)
Restructuring and other charges	$7,977	$1,921	$9,898
Operating income (loss)	4,892	(1,921)	2,971
Income (loss) before income taxes	5,763	(1,921)	3,842
Net income (loss)	702	(1,921)	(1,219)
Income (loss) per common share:
Basic	0.02	(0.06)	(0.04)
Diluted	0.02	(0.06)	(0.04)

The following table presents the impact of correcting the errors on the affected line items of our condensed consolidated balance sheet as of December 31, 2021:

	December 31, 2021
	As Reported	Adjustments	As Revised
	(In thousands)
Trade receivables, net	$100,987	$(497)	$100,490
Total current assets	745,549	(497)	745,052
Total assets	1,010,426	(497)	1,009,929
Total stockholders' equity	897,108	(497)	896,611

The following table presents the impact of correcting the errors on the affected line items of our condensed consolidated statement of income (loss) for the twelve months ended December 31, 2021:

	Twelve months ended December 31, 2021
	As Reported	Adjustments	As Revised
	(In thousands, except per share data)
Total revenues	$322,945	$(497)	$322,448
Operating income (loss)	(124,838)	(497)	(125,335)
Income (loss) before income taxes	(125,050)	(497)	(125,547)
Net income (loss)	(127,996)	(497)	(128,493)
Income (loss) per common share:			-
Basic	(3.62)	(0.01)	(3.63)
Diluted	(3.62)	(0.01)	(3.63)

The condensed consolidated statement of stockholders’ equity for the period from January 1, 2022 to June 30, 2022 and the period from April 1, 2022 to June 30, 2022 has also been revised to reflect the impacts to net earnings. The impact of the error arising in 2021, as reflected above, has been reflected as a reduction to opening retained earnings in the amount of $0.5 million in the condensed consolidated statement of stockholders’ equity.

The Company also assessed the impact of all these errors on the statement of cash flows and noted that there was no impact to the net cash provided by (used in) operating activities as the changes in assets and net income offset completely.

4. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Revenues:
Products:
Subsea products	$44,579	$49,466	$90,696	$95,749
Well construction	11,249	12,513	24,378	21,872
Total products	55,828	61,979	115,074	117,621
Services:
Subsea services	16,333	14,785	32,818	27,942
Well construction services	7,400	4,811	12,196	9,153
Total services	23,733	19,596	45,014	37,095

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2022	$138,592
Additions	77,817
Transfers to Trade Receivables, Net	(82,744)
Contract Assets at June 30, 2023	$133,665

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2022	$6,824
Additions	9,457
Revenue Recognized	(11,801)
Contract Liabilities at June 30, 2023	$4,480

Contract assets include unbilled accounts receivable associated with contracts accounted for under the over-time accounting method which were approximately $90.5 million and $92.6 million at June 30, 2023 and December 31, 2022, respectively. Unbilled contract assets are transferred to trade receivables, net, when the rights become unconditional. Contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of June 30, 2023.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over-time product lines was $55.4 million as of June 30, 2023. The Company expects to recognize revenue on approximately 85.3% of the remaining performance obligations over the next 12 months and the remaining 14.7% thereafter.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

5. Stock-Based Compensation and Stock Awards

During the three and six months ended June 30, 2023, the Company recognized approximately $2.6 million and $5.1 million of stock-based compensation expense. Stock-based compensation is included in “Selling, general and administrative” in our accompanying condensed consolidated statements of income (loss) and “Additional paid-in capital” in our accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2022, the Company recognized approximately $2.6 million and $5.1 million of stock-based compensation expense.

6. Inventories, net

Inventories consist of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Raw materials and supplies	$30,954	$29,995
Work in progress	35,328	41,700
Finished goods	170,140	150,170
	236,422	221,865
Less: reserve for slow moving and excess inventory	(71,899)	(75,861)
Total inventory	$164,523	$146,004

As of June 30, 2023, inventory values of raw materials, work in progress and finished goods have been reduced by approximately $8.2 million, $2.9 million and $60.8 million, respectively, by a reserve for slow moving and excess inventory, and as of December 31, 2022 inventory values of raw materials, work in progress and finished goods have been reduced by approximately $8.1 million, $3.4 million and $64.4 million, respectively by a reserve for slow moving and excess inventory.

7. Assets Held for Sale

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

In accordance with the applicable accounting guidance, FASB ASC 360-10-45-9, the Company reclassified the buildings’ net carrying amount from Property, plant and equipment, net, to Assets held for sale on the Condensed Consolidated Balance Sheets. As of June 30, 2023, the Assets held for sale balance was $10.8 million comprising of the corporate administrative building held in Corporate.

8. Restructuring and Other Charges

During the three and six months ended June 30, 2023, the Company incurred costs of approximately ($0.6) million and $1.1 million, under the 2021 global strategic plan. During the second quarter of 2023, as we completed our re-segmentation project and as the 2021 global strategic program comes to a conclusion, the Company reassessed the reasonability of a restructuring liability related to its Well Construction business. During our assessment certain market exit costs became known and the liability was adjusted accordingly, resulting in a release of approximately $2.3 million. This release of restructuring liability was partially offset by charges incurred during the current year, primarily consisting of office moves, site cleanup, preparation costs, consulting and legal fees.

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

The following table summarizes the components of charges included in “Restructuring and other charges” in our condensed consolidated statements of income (loss) for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Severance	$-	$-	$-	$32
Long-lived asset write-down	-	5,055	-	5,055
Other	(610)	710	1,108	710
	$(610)	$5,765	$1,108	$5,797

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges as of June 30, 2023 (in thousands):

Total
Beginning balance at January 1, 2023	$3,802
Additions for costs expensed	-
Reductions for payments	(645)
Other	(2,254)
Ending balance at June 30, 2023	$903

9. Intangible Assets

Intangible assets, the majority of which were acquired in the acquisition of TIW Corporation in 2016 and OilPatch Technologies in 2017, consist of the following:

		June 30, 2023
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,140	$(2,379)	$28	$5,789
Patents	15 - 30 years	6,039	(3,890)	(1)	2,148
Customer relationships	5 - 15 years	25,626	(11,599)	82	14,109
Organizational costs	3 years	163	(150)	2	15
		$39,968	$(18,018)	$111	$22,061

		December 31, 2022
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	15 years	$8,233	$(2,118)	$(79)	$6,036
Patents	15 - 30 years	6,055	(3,699)	-	2,356
Customer relationships	5 - 15 years	26,028	(10,878)	(234)	14,916
Organizational costs	3 years	183	(131)	(12)	40
		$40,499	$(16,826)	$(325)	$23,348

10. Business Segments

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

During the three months ended June 30, 2023, the Company incurred ($0.6) million of restructuring and other charges under the 2021 global strategic plan out of which approximately ($1.9) million in Well Construction, $1.2 million is in Corporate and $0.1 million in Subsea Services. During the second quarter of 2023, the Company reassessed the reasonability of a restructuring liability related to its Well Construction business. During our assessment certain market exit costs became known and the liability was adjusted accordingly. The charges in Corporate primarily consisted of office moves, site cleanup, preparation costs, consulting and legal fees. During the three months ended June 30, 2022, the Company incurred $5.8 million of additional costs under the 2021 global strategic plan. These charges were primarily related to a $2.6 million write down of our Houston corporate administrative building in Corporate and other long-lived asset write-downs of $2.5 million in Subsea Products. In addition, there were other charges of $0.7 million primarily related to consulting and legal fees, office moves, cleanup and preparation costs, and brokerage fees in Corporate. During the six months ended June 30, 2023, the Company incurred $1.1 million of additional restructuring and other charges under the 2021 global strategic plan out of which approximately $2.8 million is in Corporate, ($1.9) million in Well Construction and $0.2 million in Subsea Services. During the second quarter of 2023, the Company reassessed the reasonability of a restructuring liability related to its Well Construction business. During our assessment certain market exit costs became known and the liability was adjusted accordingly, resulting in a release of approximately $2.3 million. The charges in Corporate primarily consisted of office moves, site cleanup, preparation costs, consulting and legal fees. During the six months ended June 30, 2022, the Company incurred $5.8 million of additional costs under the 2021 global strategic plan. These charges were primarily related to a $2.6 million write down of our Houston corporate administrative building in Corporate and other long-lived asset write downs of $2.5 million in Subsea Products. In addition, there were other charges of $0.7 million primarily related to consulting and legal fees, office moves, cleanup and preparation costs, and brokerage fees in Corporate.

The following tables presents selected financial data by business segment:

	Three months ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
	Subsea Products		Subsea Services		Well Construction		Corporate		Total
	(In thousands)
Revenue	$44,579	$49,466	$23,586	$25,265	$21,442	$19,247	$-	$-	$89,607	$93,978
Depreciation and amortization	1,745	1,787	2,773	3,088	1,816	1,672	715	1,123	7,049	7,670
Operating income (loss)	(1,894)	(4,322)	1,230	4,799	6,491	4,992	(2,221)	(9,338)	3,606	(3,869)

	Six months ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
	Subsea Products		Subsea Services		Well Construction		Corporate		Total
	(In thousands)
Revenue	$90,696	$95,749	$47,482	$47,016	$42,294	$34,350	$-	$-	$180,472	$177,115
Depreciation and amortization	3,344	3,573	5,527	6,128	3,559	3,279	1,508	2,249	13,938	15,229
Operating income (loss)	(399)	(6,898)	10,613	5,183	7,054	7,547	(10,474)	(15,292)	6,794	(9,460)

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the Chief Operating Decision Maker (CODM) for purposes of assessing segment performance and allocating resources. The balance sheet is reviewed on a consolidated basis and is not used in the context of segment reporting.

11. Income Tax

The effective tax rate for the three and six months ended June 30, 2023 was 37.6% and 49.7% compared to (64.1%) and (64.2%) for the same period in 2022. The change in the effective tax rate between the periods resulted primarily due to the change in projected earnings mix by geography and tax jurisdiction as compared to the prior period, changes in valuation allowances in the United States, foreign withholding tax, changes in nondeductible compensation, and the mix of earnings in jurisdictions with differing tax rates.

The Company has $15.8 million in outstanding NOL carryback claims as of December 31, 2022 including the estimated carryback claim relating to the 2020 tax year, which is reflected in “Other current assets” on the Consolidated Balance Sheets. The Company expects to receive the refunds by the end of 2023.

As the Company no longer asserts the indefinite reinvestment assertion, we maintain a deferred foreign tax liability, which had a balance of $2.8 million as of June 30, 2023 and is primarily related to estimated foreign withholding tax associated with repatriating all non-U.S. earnings back to the United States.

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

13. Subsequent Events

Great North Wellhead Acquisition

On July 31, 2023, TIW Canada ULC (“Purchaser”), an unlimited liability company governed by the Laws of Alberta and wholly-owned subsidiary of Dril-Quip, acquired all of the issued and outstanding shares in the capital of 1185641 B.C. Ltd. (d/b/a Great North Wellhead and Frac), a corporation governed by the laws of the province of British Columbia (“Great North Wellhead”), pursuant to a definitive agreement (the “Share Purchase Agreement”), dated as of July 31, 2023, among each of the shareholders of Great North Wellhead (collectively, “Sellers”), Industrial Growth Partners V AIV L.P., in its capacity as agent to Sellers thereunder, Purchaser and, solely in its capacity as guarantor for the obligations of Purchaser thereunder, Dril-Quip for a cash purchase price of $105 million CAD. The purchase price is subject to customary purchase price adjustments and includes potential earnout payments of up to $30 million CAD to be paid over the course of 2024 and 2025 if Great North Wellhead and its subsidiaries meet specific revenue growth targets.

The parties have made customary representations and warranties to each other. The Share Purchase Agreement also contains customary covenants.

IRS Refund

In July 2023, the Company received an income tax refund payment related to prior year tax returns in the amount of approximately $16.8 million, including interest. In addition to this, there is a balance of approximately $5.4 million refund related to prior year returns that has been approved by the Internal Revenue Service and is being processed by the agency.

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
•
the impact of general economic conditions, including inflation and rising interest rates, on economic activity and on our operations;
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

Recent Developments

On July 31, 2023, TIW Canada ULC (“Purchaser”), an unlimited liability company governed by the Laws of Alberta and wholly-owned subsidiary of Dril-Quip, acquired all of the issued and outstanding shares in the capital of 1185641 B.C. Ltd. (d/b/a Great North Wellhead and Frac), a corporation governed by the laws of the province of British Columbia (“Great North Wellhead”), pursuant to a definitive agreement (the “Share Purchase Agreement”), dated as of July 31, 2023, among each of the shareholders of Great North Wellhead (collectively, “Sellers”), Industrial Growth Partners V AIV L.P., in its capacity as agent to Sellers thereunder, Purchaser and, solely in its capacity as guarantor for the obligations of Purchaser thereunder, Dril-Quip for a cash purchase price of $105 million CAD. The purchase price is subject to customary purchase price adjustments and includes potential earnout payments of up to $30 million CAD to be paid over the course of 2024 and 2025 if Great North Wellhead and its subsidiaries meet specific revenue growth targets.

The parties have made customary representations and warranties to each other. The Share Purchase Agreement also contains customary covenants.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel for the periods covered by this report were:

	Three months ended		Six months ended
	June 30,		June 30,
Brent Crude Oil Price per Barrel	2023	2022	2023	2022
Low	$71.80	$97.92	$71.03	$78.25
High	88.31	129.20	88.31	133.18
Average	77.99	113.84	79.58	107.20
Closing	74.51	119.78	74.51	119.78

According to the July 2023 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are expected to average approximately $79 per barrel in 2023 and $84 per barrel in 2024, compared with an average of $101 per barrel in 2022. In its July 2023 Oil Market Report, the International Energy Agency projected global oil demand will climb by two million barrels per day in 2023 to a record 102 million barrels per day, a new record.

Although crude oil prices had rebounded sharply in 2022, we have seen a downward trend in the first half of 2023. If the Company experiences significant contract terminations, suspensions or scope adjustments to its contracts, then its financial condition, results of operations and cash flows may be adversely impacted.

Offshore Rig Count

Detailed below is the average contracted Mobile Offshore Drilling Units ("MODU"). These are rigs currently drilling as well as rigs committed, but not yet drilling, for the six months ended June 30, 2023 and 2022. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Six months ended June 30,
	2023		2022
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Mobile Offshore Drilling Units	146	395	134	363

Source: IHS—Petrodata RigBase – June 30, 2023 and 2022

According to IHS-Petrodata RigBase, as of June 30, 2023, there were 541 contracted rigs (144 floating rigs and 397 jack-up rigs), an increase of 6.1% from the rig count of 510 rigs (136 floating rigs and 374 jack-up rigs) as of June 30, 2022.

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

The United Kingdom (U.K.) officially withdrew from the E.U. on January 31, 2020 (“Brexit”). Brexit and the terms of a subsequent trade and cooperation agreement (TCA) brought to an end the U.K.’s automatic access to the E.U. single market, resulting in the U.K. no longer benefitting from the free movement of goods and services between the E.U. and the U.K. The rights of people to freely move between the E.U. and the U.K. have also been restricted. For more information on the risks associated with Brexit and the TCA, see “Our international operations require us to comply with a number of U.S. and foreign regulations governing the international trade of goods, services and technology, which expose us to compliance risks” under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company believes that its backlog should help mitigate the impact of any negative market conditions; however, slow recovery in commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at June 30, 2023 was approximately $252.0 million, compared to approximately $235.1 million at March 31, 2023 and $240.9 million at December 31, 2022.

The following table represents the change in backlog for the three months ended June 30, 2023, March 31, 2023, and December 31, 2022.

	Three months ended
	June 30, 2023	March 31, 2023	December 31, 2022
	(In thousands)
Beginning Backlog	$235,145	$240,865	$211,767
Bookings:
Product (1)	66,556	55,902	98,967
Service	29,233	21,281	21,657
Leasing	10,046	10,338	10,444
Cancellation/Revision adjustments	(672)	(2,432)	(5,007)
Translation adjustments	1,280	56	(149)
Total Bookings	106,443	85,145	125,912
Revenues:
Product	55,828	59,246	64,713
Service	23,733	21,281	21,657
Leasing	10,046	10,338	10,444
Total Revenue	89,607	90,865	96,814
Ending Backlog	$251,981	$235,145	$240,865

(1) The backlog data shown above includes all bookings as of June 30, 2023, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $55.4 million as of June 30, 2023 within “Revenue Recognition”, Note 4 to the Notes to Condensed

Consolidated Financial Statements.

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products. For the three months ended June 30, 2023 and 2022, the Company derived 62.2% and 66.0%, respectively, of its revenues from the sale of its products, 26.5% and 20.8%, respectively, of its revenue from services, and 11.2% and 13.2%, respectively, of its revenues from leasing. For the six months ended June 30, 2023 and 2022, the Company derived 63.8% and 66.4%, respectively, of its revenues from the sale of its products, 24.9% and 20.9%, respectively, of its revenue from services, and 11.3% and 12.7% respectively, of its revenues from leasing. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 66.1% and 62.4% of its revenues derived from foreign sales for the six months ended June 30, 2023 and 2022, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 33.9% and 37.6% of the Company’s total revenues for the six months ended June 30, 2023 and 2022, respectively.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over-time basis. For the three months ended June 30, 2023, there were 64 projects representing approximately 30.0% of the Company's total revenues and approximately 47.9% of its product revenues that were accounted for using over-time accounting, compared to 50 projects for the three months ended June 30, 2022, which represented approximately 36.7% of the Company's total revenues and approximately 55.6% of its product revenues. For the six months ended June 30, 2023, there were 66 projects representing approximately 30.3% of the Company's total revenues and approximately 47.4% of its product revenues that were accounted for using over-time accounting, compared to 56 projects for the six months ended June 30, 2022, which represented approximately 33.3% of the Company's total revenues and approximately 50.1% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Restructuring and Other Charges. Restructuring and Other Charges consist of costs under the 2021 global strategic plan. During the second quarter of 2023, the Company reassessed the reasonability of a restructuring liability related to its Well Construction business. During our assessment certain market exit costs became known and the liability was adjusted accordingly, resulting in a release of approximately $2.3 million. Other charges that partially offset the restructuring liability release primarily consisted of office moves, site cleanup, preparation costs, consulting and legal fees.

Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment consists of sales of certain property, plant and equipment.

Foreign Currency Transaction Gain. Foreign currency transaction (gains) and losses result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated.

Income Tax Provision. The Company’s effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in earnings mix by geography and tax jurisdiction, impact of valuation allowances, changes in tax legislation, and other permanent differences related to the recognition of income and expense between U.S. GAAP and applicable tax rules.

Reclassifications. We reclassified approximately $5.5 million of accrued bonus related to our short-term incentive plan for the year ended December 31, 2022, from other accrued liabilities to accrued compensation to conform to our current year presentation. These reclassifications did not have an impact on our Consolidated Statements of Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows.

Results of Operations

The following table sets forth, for the periods indicated, certain condensed consolidated statements of income (loss) data expressed as a percentage of revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Products	62.3%	65.9%	63.8%	66.5%
Services	26.5	20.9	24.9	20.9
Leasing	11.2	13.2	11.3	12.6
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	50.4	57.7	51.1	57.7
Services	16.9	8.4	15.0	9.4
Leasing	6.1	8.1	6.6	8.3
Total cost of sales	73.4	74.2	72.7	75.4
Selling, general and administrative	25.9	23.9	25.4	25.3
Engineering and product development	3.6	2.9	3.7	3.6
Restructuring and other charges	(0.7)	6.1	0.6	3.3
Gain on sale of property, plant and equipment	(0.8)	(0.4)	(4.1)	(0.3)
Foreign currency transaction gain	(5.4)	(2.6)	(2.0)	(2.1)
Operating income (loss)	4.0	(4.1)	3.7	(5.2)
Interest income	2.2	0.6	2.7	0.4
Interest expense	(0.0)	(0.1)	(0.1)	(0.1)
Income (loss) before income taxes	6.2	(3.6)	6.3	(4.9)
Income tax provision	2.3	2.3	3.2	3.2
Net income (loss)	3.9%	(5.9)%	3.1%	(8.1)%

The following table sets forth, for the periods indicated, a breakdown of our products, service and leasing revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In millions)
Revenues:
Products:
Subsea products	$44.6	$49.5	$90.7	$95.7
Well construction	11.2	12.5	24.4	21.9
Total products	55.8	62.0	115.1	117.6
Services:
Subsea services	16.3	14.8	32.8	27.9
Well construction services	7.4	4.8	12.2	9.2
Total services	23.7	19.6	45.0	37.1
Leasing
Subsea leasing	7.3	10.5	14.7	19.1
Well construction leasing	2.8	1.9	5.7	3.3
Total leasing	10.1	12.4	20.4	22.4
Total revenues	89.6	94.0	180.5	177.1

The following table sets forth, for the periods indicated, our revenues by business segments:

	Three months ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
	Subsea Products		Subsea Services		Well Construction		Corporate		Total
	(In millions)
Revenue	$44.6	$49.5	$23.6	$25.3	$21.4	$19.2	$-	$-	$89.6	$94.0
Operating income (loss)	(1.9)	(4.3)	1.2	4.8	6.5	5.0	(2.2)	(9.4)	3.6	(3.9)

	Six months ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
	Subsea Products		Subsea Services		Well Construction		Corporate		Total
	(In millions)
Revenue	$90.7	$95.7	$47.5	$47.0	$42.3	$34.4	$-	$-	$180.5	$177.1
Operating income (loss)	(0.4)	(6.9)	10.6	5.2	7.1	7.5	(10.5)	(15.3)	6.8	(9.5)

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenues. Revenues decreased by $4.4 million, or approximately 4.7%, to $89.6 million for the three months ended June 30, 2023 from $94.0 million for the three months ended June 30, 2022.

Subsea Products revenue decreased by approximately $4.9 million primarily due to the timing of Subsea Wellhead orders expected to materialize in the latter half of the year and lower Subsea Tree demand in the current year.

Subsea Services revenue decreased by approximately $1.7 million primarily due to customer specific decreases in rental tools utilization and lower reconditioning revenues related to plant capacity in the Asia-Pacific region.

Well Construction revenue increased by approximately $2.2 million primarily due to increased activity in Mexico, Guyana and other Deepwater applications.

Although crude oil prices had rebounded sharply in 2022, we have seen a downward trend in the first half of 2023 which has contributed to the decrease in drilling activity in the offshore market. In any given time period, the revenues recognized between the various product lines will vary depending upon the timing of shipments to customers, our product mix and completion status of the projects accounted for under the over-time accounting method, market conditions and customer demand.

Cost of Sales. Cost of sales decreased by $4.0 million, or approximately 5.7%, to $65.7 million for the three months ended June 30, 2023 from $69.7 million for the same period in 2022. Cost of sales as a percentage of revenue decreased to 73.4% from 74.2% for the three months ended June 30, 2023 and 2022, respectively, primarily due to a favorable product mix and as a result of savings from our business transformation initiatives.

Selling, General and Administrative Expenses. For the three months ended June 30, 2023, selling, general and administrative expenses increased by $0.7 million, or 3.3% to $23.2 million from $22.5 million for the same period in 2022. This increase was primarily due to an increase in administrative and due diligence fees related to acquisition activities coupled with severance costs.

Engineering and Product Development Expenses. For the three months ended June 30, 2023, engineering and product development expenses increased by approximately $0.5 million, or 17.7%, to $3.2 million from $2.7 million for the same period in 2022. This increase was primarily due to the qualification work performed in the current period to serve the Brazilian market.

Restructuring and Other Charges. For the three months ended June 30, 2023, the Company incurred costs of approximately ($0.6) million under the 2021 global strategic plan. During the second quarter of 2023, the Company reassessed the reasonability of a restructuring liability related to its Well Construction business. During our assessment certain market exit costs became known and the liability was adjusted accordingly. This was partially offset by other charges that primarily consisted of office moves, site cleanup, preparation costs, consulting and legal fees. During the three months ended June 30, 2022, the Company incurred additional costs of approximately $5.8 million under the 2021 global strategic plan. These charges were primarily related to the write-downs of long-lived assets and other charges of approximately $5.1 million and $0.7 million, respectively. Other charges consisted of consulting and legal fees, office moves, cleanup and preparation costs, and brokerage fees.

Gain on Sale of Property, Plant and Equipment. For the three months ended June 30, 2023, the gain on sale of property, plant and equipment was $0.7 million, primarily related to the sale of certain obsolete machinery and equipment and scrap parts. For the three months ended June 30, 2022, the gain on sale of property, plant and equipment was $0.4 million.

Foreign Currency Transaction Gain. Foreign currency transaction gain for the three months ended June 30, 2023, was $4.8 million as compared to a gain of $2.4 million for the same period in 2022.

Operating Income (Loss). Subsea Products operating loss was approximately $2.4 million lower for the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to a favorable product mix, shifting from an in-house manufacturing model to a vendor sourced model resulting in improved profitability, manufacturing efficiencies achieved due to newer machinery and equipment, certain raw material price negotiations resulting in higher gross margins and lower manufacturing overhead allocation related to unabsorbed fabrication costs remaining in Subsea Services.

Subsea Services operating income was approximately $3.6 million lower for the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to lower rental tools revenue during the current period coupled with higher unabsorbed fabrication overhead cost.

Well Construction operating income was approximately $1.5 million higher for the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to higher revenue and the release of a restructuring liability during the current quarter. This was partially offset by unfavorable foreign exchange movements mainly impacting Mexico and costs associated with preparation for anticipated growth and entry into new markets.

Corporate operating loss was approximately $7.2 million lower for the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to higher interest income and lower restructuring costs in the current period.

Income Tax Provision. Income tax provision for the three months ended June 30, 2023 was $2.1 million on an income before taxes of $5.6 million, resulting in an effective tax rate of 37.6%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to projected earnings mix by geography and tax jurisdiction, foreign withholding taxes, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries. Income tax provision for the three months ended June 30, 2022 was $2.2 million on a loss before taxes of $3.4 million, resulting in an effective income tax rate of approximately (64.1%). Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to pre-tax income or loss in foreign jurisdictions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries.

Net Income (Loss). Net income was approximately $3.5 million for the three months ended June 30, 2023 as compared to a net loss of $5.6 million for the same period in 2022 for the reasons set forth above.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenues. Revenues increased by $3.4 million, or approximately 1.9%, to $180.5 million for the six months ended June 30, 2023 from $177.1 million for the six months ended June 30, 2022.

Subsea Products revenue decreased by approximately $5.0 million primarily due to the timing of Subsea Wellhead orders expected to materialize in the latter half of the year and lower Subsea Tree demand in the current year.

Subsea Services revenue increased marginally by approximately $0.5 million primarily due to customer specific increases in rental tools utilization.

Well Construction revenue increased by approximately $7.9 million primarily due to increased activity in Mexico, Guyana and other Deepwater applications.

Although crude oil prices had rebounded sharply in 2022, we have seen a downward trend in the first half of 2023 which has contributed to the decrease in drilling activity in the offshore market. In any given time period, the revenues recognized between the various product lines will vary depending upon the timing of shipments to customers, our product mix and completion status of the projects accounted for under the over-time accounting method, market conditions and customer demand.

Cost of Sales. Cost of sales decreased by $2.5 million, or approximately 1.8%, to $131.2 million for the six months ended June 30, 2023 from $133.7 million for the same period in 2022. Cost of sales as a percentage of revenue decreased to 72.7% from 75.4% for the six months ended June 30, 2023 and 2022, respectively, primarily due to a favorable product mix and as a result of savings from our business transformation initiatives.

Selling, General and Administrative Expenses. For the six months ended June 30, 2023, selling, general and administrative expenses increased by $0.9 million, or 2.1% to $45.8 million from $44.9 million for the same period in 2022. This increase was primarily due to an increase in administrative and due diligence fees related to acquisition activities coupled with severance costs.

Engineering and Product Development Expenses. For the six months ended June 30, 2023, engineering and product development expenses were largely unchanged at $6.6 million as compared to $6.4 million for the same period in 2022. The marginal increase was primarily due to the qualification work performed in the current period to serve the Brazilian market.

Restructuring and Other Charges. For the six months ended June 30, 2023, the Company incurred costs of approximately $1.1 million under the 2021 global strategic plan. During the second quarter of 2023, the Company reassessed the reasonability of a restructuring liability related to its Well Construction business. During our assessment certain market exit costs became known and the liability was adjusted accordingly. This was partially offset by other charges that primarily consisted of office moves, site cleanup, preparation costs, consulting and legal fees. During the six months ended June 30, 2022, the Company incurred additional costs of approximately $5.8 million under the 2021 global strategic plan. These charges were primarily related to the write-downs of long-lived assets and other charges of approximately $5.1 million and $0.7 million, respectively. Other charges consisted of consulting and legal fees, office moves, cleanup and preparation costs, and brokerage fees.

Gain on Sale of Property, Plant and Equipment. For the six months ended June 30, 2023, the gain on sale of property, plant and equipment was $7.4 million, primarily related to the sale of our Houston aftermarket facility, the Houston forge facility buildings and certain obsolete machinery and equipment and scrap parts. For the six months ended June 30, 2022, gain on sale of property, plant and equipment was approximately $0.5 million.

Foreign Currency Transaction Gain. Foreign exchange gain for the six months ended June 30, 2023, and 2022 was $3.7 million.

Operating Income (Loss). Subsea Products operating loss was approximately $6.5 million lower for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to a favorable product mix, shifting from an in-house manufacturing model to a vendor outsourced model resulting in improved profitability, manufacturing efficiencies achieved due to newer machinery and equipment and certain raw material price negotiations resulting in higher gross margins and lower manufacturing overhead allocation related to unabsorbed fabrication costs remaining in Subsea Services.

Subsea Services operating income was approximately $5.4 million higher for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to gain on sale of the Houston aftermarket facility recognized in the first quarter of 2023, partially offset by lower rental tools revenue during the current period and increase in unabsorbed fabrication overhead costs.

Well Construction operating income was approximately $0.4 million lower for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to unfavorable foreign exchange movements mainly impacting Mexico and costs associated with preparation for anticipated growth and entry into new markets. This was partially offset by the release of a restructuring liability in the second quarter of 2023.

Corporate operating loss was approximately $4.8 million lower for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to higher interest income and lower restructuring costs in the current period.

Income Tax Provision. Income tax provision for the six months ended June 30, 2023 was $5.7 million on an income before taxes of $11.5 million, resulting in an effective tax rate of 49.7%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to projected earnings mix by geography and tax jurisdiction, foreign withholding taxes, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries. Income tax provision for the six months ended June 30, 2022 was $5.7 million on a loss before taxes of $8.8 million, resulting in an effective income tax rate of approximately (64.2%). Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to pre-tax income or loss in foreign jurisdictions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries.

Net Income (Loss). Net income was approximately 5.8 million for the six months ended June 30, 2023 as compared to a net loss of $14.5 million or the same period in 2022 for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income (loss)	$3,483	$(5,570)	$5,794	$(14,508)
Add:
Interest (income) expense, net	(1,979)	(474)	(4,726)	(623)
Income tax provision	2,102	2,175	5,726	5,671
Depreciation and amortization expense	7,049	7,670	13,938	15,229
Restructuring and other charges	(610)	5,765	1,108	5,797
Acquisition costs	1,134	-	1,134	-
Gain on sale of property, plant and equipment	(738)	(380)	(7,385)	(494)
Foreign currency transaction gain	(4,812)	(2,419)	(3,692)	(3,673)
Stock compensation expense	2,566	2,573	5,143	5,100
Other	592	-	585	-
Adjusted EBITDA (1)	$8,787	$9,340	$17,625	$12,499

(1) Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Six months ended June 30,
	2023	2022
	(In thousands)
Operating activities	$(41,638)	$(20,209)
Investing activities	14,066	(2,847)
Financing activities	(22)	(9,740)
	(27,594)	(32,796)
Effect of exchange rate changes on cash activities	(720)	(1,871)
Decrease in cash and cash equivalents	$(28,314)	$(34,667)

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

We believe our business model, our current cash and short-term investment reserves and the recently concluded business restructuring and facility realignment will strengthen our balance sheet and leave us well-positioned to manage our business. Based on our analysis, we believe our existing balances of cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Net cash used in operating activities for the six months ended June 30, 2023 was $41.6 million as compared to $20.2 million for the six months ended June 30, 2022. The $21.4 million increase in cash used is primarily due to cash outflows resulting from changes in operating assets and liabilities of $26.6 million and $15.1 million of non-cash movements which includes items such as restructuring and other charges, gain on sale of property, plant and equipment, deferred income taxes, depreciation and amortization. This was partially offset by an increase in net income of $20.3 million.

The change in operating assets and liabilities for the six months ended June 30, 2023 resulted in a $26.6 million decrease in cash as compared to the change in operating assets and liabilities for the six months ended June 30, 2022. The $21.0 million net decrease in cash due to changes in trade receivables and unbilled receivables was mainly due to a significant increase in billings both for point in time orders and over-time orders as the rights became unconditional on the contract assets and were transferred to trade receivables. Decrease in cash due to changes in inventory levels was $20.0 million as we continually reassess our needs based on backlog trends. These decreases were partially offset by $13.1 million increase in cash due to changes in prepaids and other assets primarily due to a decrease in advances to vendors related to projects accounted for on an over-time basis. Increase in cash due to the changes in accounts payable and accrued expenses was a marginal $1.3 million primarily due to the timing of health insurance premiums and payroll cycles.

The change in investing cash flows for the six months ended June 30, 2023 resulted in a $14.1 million increase in cash primarily due to proceeds related to the sale of our Houston aftermarket facility, forge facility buildings and certain obsolete machinery and equipment and scrap parts for approximately $16.3 million and a net change of $13.4 million in our short-term investments as some investments matured during the quarter and were reinvested in investments classified as cash equivalents as per our accounting policy. This was partially offset by $15.6 million of capital expenditure spend by the Company during the current quarter. Capital expenditures by the Company were $15.6 million and $3.4 million for the six months ended June 30, 2023 and 2022, respectively. Capital expenditures for the six months ended June 30, 2023 were $6.8 million for machinery and equipment related to our global strategic program which includes consolidation of our manufacturing facilities, $6.6 million for rental tools to support our developed products and $2.2 million for other capital expenditures. Capital expenditures for the six months ended June 30, 2022 were $1.8 million for rental tools to support our developed products, $1.2 million for machinery and equipment related to our global strategic program which included consolidation of our manufacturing facilities and $0.4 million for other capital expenditures. We constantly review capital expenditure needs to ensure these are justified expenditures.

IRS Refund

In July 2023, the Company received an income tax refund payment related to prior year tax returns in the amount of approximately $16.8 million, including interest. In addition to this, there is a balance of approximately $5.4 million refund related to prior year returns that has been approved by the Internal Revenue Service and is being processed by the agency. We expect to receive the remaining amount in the second half of 2023.

Credit Facility

The Company’s ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. We opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. As of June 30, 2023, the cash balance in that account was approximately $4.2 million. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times which is considered as restricted cash and is included in “Cash and cash equivalents” in our condensed consolidated balance sheets as at June 30, 2023 and December 31, 2022. Withdrawals from this cash collateral account are only allowed at such point a given letter of credit has expired or has been cancelled.

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

For the three and six months ended June 30, 2023, the Company purchased no shares under the share repurchase plans.

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

Critical Accounting Estimates

During the six months ended June 30, 2023, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting policies.

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

The Company experienced a foreign currency pre-tax gain of approximately $4.8 million and $3.7 million during the three and six months ended June 30, 2023, respectively. The Company experienced a foreign currency pre-tax gain of approximately $2.4 million and $3.7 million, during the three and six months ended June 30, 2022, respectively.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see “Contingencies,” Note 12 to the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 5. Other Information

During the last fiscal quarter, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6.

(a) Exhibits

The following Exhibits are filed herewith:

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

*3.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2023).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey J. Bird.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Kyle F. McClure.

32.1	—	Section 1350 Certification of Jeffrey J. Bird.

32.2	—	Section 1350 Certification of Kyle F. McClure.

101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIL-QUIP, INC.

Date: August 1, 2023	BY:	/s/ Kyle F. McClure
Kyle F. McClure,
Vice President – Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)