Form 10-Q
period 2023-09-30
DRIL-QUIP INC
filed 2023-11-01
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 24, 2023, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 34,183,053.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$181,072	$264,804
Short-term investments	8,911	32,232
Trade receivables, net	133,337	90,861
Unbilled receivables	154,305	144,428
Inventories, net	183,250	146,004
Prepaid expenses	19,237	19,874
Other current assets	18,100	32,438
Assets held for sale	10,828	19,383
Total current assets	709,040	750,024
Operating lease right of use assets	16,235	4,872
Property, plant and equipment, net	211,806	181,270
Deferred income taxes	5,839	4,488
Goodwill	16,237	-
Intangible assets	42,504	23,348
Other assets	5,907	5,949
Total assets	$1,007,568	$969,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,455	$43,019
Accrued income taxes	6,604	4,868
Contract liabilities	8,098	8,020
Accrued compensation	14,141	11,296
Operating lease liabilities	2,057	1,054
Other accrued liabilities	25,380	19,298
Total current liabilities	106,735	87,555
Deferred income taxes	12,114	3,756
Income tax payable	451	823
Operating lease liabilities, long-term	14,381	3,807
Other long-term liabilities	3,425	1,658
Total liabilities	137,106	97,599
Contingencies (Note 14)
Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 34,177,472 and 34,157,057 shares issued and outstanding at September 30, 2023 and December 31, 2022	343	343
Additional paid-in capital	98,169	90,450
Retained earnings	948,928	950,168
Accumulated other comprehensive losses	(176,978)	(168,609)
Total stockholders’ equity	870,462	872,352
Total liabilities and stockholders’ equity	$1,007,568	$969,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Revenues:
Products	$77,603	$58,508	$192,677	$176,129
Services	27,214	20,443	72,228	57,538
Leasing	12,427	9,190	32,811	31,589
Total revenues	117,244	88,141	297,716	265,256
Cost and expenses:
Cost of sales:
Products	60,640	49,714	152,849	151,932
Services	19,083	8,105	46,199	24,773
Leasing	5,880	7,891	17,768	22,663
Total cost of sales	85,603	65,710	216,816	199,368
Selling, general and administrative	26,993	22,431	71,692	67,322
Engineering and product development	3,061	2,645	9,662	9,041
Restructuring and other charges	2,267	4,101	3,375	9,898
Gain on sale of property, plant and equipment	(1,027)	(17,276)	(8,412)	(17,770)
Acquisition costs	5,358	-	6,492	-
Foreign currency transaction loss (gain)	1,060	(1,901)	(2,632)	(5,574)
Total costs and expenses	123,315	75,710	296,993	262,285
Operating income (loss)	(6,071)	12,431	723	2,971
Interest income, net	(2,312)	(248)	(7,038)	(871)
Income (loss) before income taxes	(3,759)	12,679	7,761	3,842
Income tax provision (benefit)	3,275	(610)	9,001	5,061
Net income (loss)	$(7,034)	$13,289	$(1,240)	$(1,219)
Net income (loss) per common share:
Basic	$(0.21)	$0.39	$(0.04)	$(0.04)
Diluted	$(0.21)	$0.38	$(0.04)	$(0.04)
Weighted average common shares outstanding:
Basic	34,132	33,948	34,130	33,948
Diluted	34,132	34,232	34,130	33,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Net income (loss)	$(7,034)	$13,289	$(1,240)	$(1,219)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,489)	(10,487)	(8,369)	(19,829)
Total comprehensive income (loss)	$(11,523)	$2,802	$(9,609)	$(21,048)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,240)	$(1,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,837	22,352
Stock-based compensation expense	7,719	7,669
Restructuring and other charges	(1,148)	6,119
Gain on sale of property, plant and equipment	(8,412)	(17,770)
Acquisition costs	4,585	-
Deferred income taxes	1,612	1,538
Changes in operating assets and liabilities:
Trade receivables, net	(22,461)	16,980
Unbilled receivables	(12,440)	(38,097)
Inventories, net	(18,783)	2,255
Prepaids and other assets	16,750	(8,854)
Accounts payable and accrued expenses	(6,423)	(10,124)
Other, net	-	(16)
Net cash used in operating activities	(18,404)	(19,167)
Cash flows from investing activities:
Purchase of property, plant and equipment	(21,041)	(13,712)
Proceeds from sale of property, plant and equipment	17,291	18,535
Acquisition of Great North, net of cash acquired	(82,287)	-
Purchase of short-term investments	(22,978)	(25,287)
Maturities of short-term investments	46,299	-
Net cash used in investing activities	(62,716)	(20,464)
Cash flows from financing activities:
Repurchase of common shares	-	(20,807)
Other	(41)	(74)
Net cash used in financing activities	(41)	(20,881)
Effect of exchange rate changes on cash activities	(2,571)	(4,660)
Decrease in cash and cash equivalents	(83,732)	(65,172)
Cash and cash equivalents at beginning of period	264,804	355,451
Cash and cash equivalents at end of period	$181,072	$290,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(In thousands, except shares)
Balance at July 1, 2023	$343	$95,593	$955,962	$(172,489)	$879,409
Foreign currency translation adjustment	-	-	-	(4,489)	(4,489)
Net loss	-	-	(7,034)	-	(7,034)
Comprehensive loss					(11,523)
Stock-based compensation expense	-	2,576	-	-	2,576
Balance at September 30, 2023	$343	$98,169	$948,928	$(176,978)	$870,462

Balance at January 1, 2023	$343	$90,450	$950,168	$(168,609)	$872,352
Foreign currency translation adjustment	-	-	-	(8,369)	(8,369)
Net loss	-	-	(1,240)	-	(1,240)
Comprehensive loss					(9,609)
Stock-based compensation expense	-	7,719	-	-	7,719
Balance at September 30, 2023	$343	$98,169	$948,928	$(176,978)	$870,462

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(In thousands, except shares)
Balance at July 1, 2022	$348	$85,351	$948,917	$(165,927)	$868,689
Foreign currency translation adjustment	-	-	-	(10,487)	(10,487)
Net income	-	-	13,289	-	13,289
Comprehensive income					2,802
Repurchase of common shares (457,467 shares)	(5)	-	(11,145)	-	(11,150)
Stock-based compensation expense	-	2,569	-	-	2,569
Other	-	(3)	9	-	6
Balance at September 30, 2022	$343	$87,917	$951,070	$(176,414)	$862,916

Balance at January 1, 2022	352	80,254	973,087	(156,585)	$897,108
Foreign currency translation adjustment	-	-	-	(19,829)	(19,829)
Net loss	-	-	(1,219)	-	(1,219)
Comprehensive loss					(21,048)
Repurchase of common shares (888,197 shares)	(9)	-	(20,798)	-	(20,807)
Stock-based compensation expense	-	7,669	-	-	7,669
Other	-	(6)	-	-	(6)
Balance at September 30, 2022	$343	$87,917	$951,070	$(176,414)	$862,916

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

During the quarter ended March 31, 2023, the Company reorganized its structure in order to streamline operations and leadership around more focused and integrated product and service lines to align with its business strategy. To reflect the Company’s new organizational structure, the Company changed presentation of its segments in 2023 into the following three reportable business segments: Subsea Products, Subsea Services, and Well Construction. Segment operating results for the prior year comparative period have been restated to reflect this change. Previously, the Company’s operations were organized into three geographic segments. Our Subsea Products business manufactures highly engineered, field-proven products with a wide array of deepwater drilling equipment and technology that meets the requirements for harsh subsea environments. Our Subsea Services business provides high-level aftermarket support and technical services with field technicians that support the full installation and lifecycle management of regulatory and industry standards, as well as offering industry training programs. Our Well Construction business provides products and services utilized in the construction of the wellbore such as completions, casing hardware and liner hanger systems. These products and services are used on both land and offshore markets. Additionally, Corporate includes the expenses and assets of the Company’s corporate office functions, legal and other administrative expenses that are managed at a consolidated level. For information with respect to our segments, see “Business Segments,” Note 12 of Notes to the Condensed Consolidated Financial Statements.

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements as of that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of September 30, 2023 and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and cash flows for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Revision to Previously Reported Financial Information

In conjunction with our close process for the second quarter of 2023, we identified accounting errors related to an indemnification receivable and duplicate billing errors impacting prior periods. In the third quarter of 2022, due to the expiration of the statute of limitations of an Uncertain Tax Position (“UTP”), we released the liability for this UTP, but failed to write-off the related indemnification receivable previously obtained from the seller of an acquired business, resulting in an overstatement of operating income during the period. In addition, the Company identified billing errors in 2022 and 2021 that resulted in an overstatement of revenue and trade receivables.

We have assessed these errors, individually and in the aggregate, and concluded that they were not material to any prior annual or interim period. However, the aggregate amount of the prior period errors would have been material to our current interim condensed consolidated statements of income and to our anticipated full year results and therefore, we have revised our previously issued financial information. For more details, see “Revision to Previously Reported Financial Information,” Note 5 of Notes to the Condensed Consolidated Financial Statements.

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

The Company’s ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. We opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. As of September 30, 2023, the cash balance in that account was approximately $4.2 million. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times which is considered as restricted cash and is included in “Cash and cash equivalents” in our condensed consolidated balance sheets as at September 30, 2023 and December 31, 2022. Withdrawals from this cash collateral account are only allowed at such point a given letter of credit has expired or has been cancelled.

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

Fair Value Measurements

The Company applies the applicable accounting guidance for fair value measurements. This guidance provides the definition of fair value, describes the method used to appropriately measure fair value in accordance with generally accepted accounting principles, and outlines fair value disclosure requirements.

The fair value hierarchy established under this guidance prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

•
Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
•
Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted prices, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
•
Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate our property and equipment and definite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We assess recoverability based on undiscounted future net cash flows. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result.

Goodwill and Intangible Assets

For goodwill and indefinite-lived intangible assets, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. Goodwill is not amortized but rather tested for impairment annually on October 1 or when events occur or circumstances change that would trigger such a review. The impairment test entails an assessment of qualitative factors to determine whether it is more likely than not that an impairment exists. If it is more likely than not that an impairment exists, then a quantitative impairment test is performed. Impairment exists when the carrying amount of a reporting unit exceeds its fair value.

Restructuring and Other Charges

Restructuring and other charges consist of costs associated with our 2021 global strategic plan initiated in the fourth quarter of 2021, in an effort to realign our subsea product business with the market conditions. During the three and nine months ended September 30, 2023, the Company incurred $2.3 million and $3.4 million of additional costs under the 2021 global strategic plan, respectively. The restructuring charges incurred during the current year primarily consist of office moves, site cleanup, preparation costs, severance, consulting and legal fees. During the second quarter of 2023, the Company reassessed the reasonability of a restructuring liability related to its Well Construction business. During our assessment certain market exit costs became known and the liability was adjusted accordingly, resulting in a release of approximately $2.3 million, which partially offsets the current year restructuring costs. During the three and nine months ended September 30, 2022, the Company incurred $4.1 million and $9.9 million of additional costs under the 2021 global strategic plan, respectively. Approximately $5.1 million of these charges were primarily related to write-down of our long-lived assets and the remaining $4.8 million were related to consulting and legal fees, office moves and site cleanup, and preparation costs.

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

For the three and nine months ended September 30, 2023, the Company did not purchase any shares under the share repurchase plans.

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

In each relevant period, the net income (loss) used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Weighted average common shares outstanding – basic	34,132	33,948	34,130	33,948
Dilutive effect of common stock awards	-	284	-	-
Weighted average common shares outstanding – diluted	34,132	34,232	34,130	33,948

For the three and nine months ended September 30, 2023 and 2022, the Company has excluded the following common stock awards because their impact on the income (loss) per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Director stock awards	73	1	67	-
Performance share units	332	-	332	-
Restricted stock awards	543	2	558	1

3. Business Acquisitions

On July 31, 2023, the Company acquired 100% of the issued and outstanding shares of 1185641 B.C. LTD (d/b/a Great North Wellhead and Frac, “Great North”) for a purchase price of $105 million CAD, approximately $79.8 million, which is subject to customary adjustments for cash and working capital. The acquisition of Great North allows Dril-Quip to service its clients with Great North’s products.

The acquired business contributed revenues of $15.5 million and earnings of $1.6 million to Dril-Quip for the period from August 1, 2023 to September 30, 2023. The following unaudited pro forma summary presents consolidated information of Dril-Quip as if the business combination had occurred on January 1, 2022.

	Pro forma three months ended September 30,		Pro forma nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
	(unaudited)
Revenues	$125,367	$112,471	$352,343	$329,692
Net income	$(1,611)	$15,810	$10,387	$(1,450)

These pro forma amounts have been calculated after applying Dril-Quip’s accounting policies and adjusting the results of Great North to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2022, with the consequential tax effects.

Dril-Quip incurred $5.4 million and $6.5 million of acquisition-related costs for the three and nine months ended September 30, 2023, respectively. These expenses are included in “Acquisition costs” in the condensed consolidated statements of income (loss) for the respective periods and are reflected in the pro forma earnings for the nine months ended September 30, 2022, in the table above.

The following table summarizes the consideration transferred to acquire Great North:

Fair value of consideration transferred:	(In thousands)

Cash	$84,097
Contingent consideration	3,571
Total	$87,668

The acquisition of Great North includes a contingent consideration arrangement that requires additional consideration to be paid by Dril-Quip to the sellers of Great North based on the future revenues of Great North for FY 2024 and 2025. The range of the undiscounted amounts Dril-Quip could pay under the contingent consideration agreement is between zero and $30 million CAD, approximately $22.8 million. The fair value of the contingent consideration recognized on the acquisition date was $3.6 million. The current and noncurrent portion of contingent consideration is included in other accrued liabilities and other long-term liabilities, respectively. The fair value of the contingent consideration recognized on the acquisition date of $3.6 million was estimated by applying a Monte-Carlo valuation model based on Level 3 inputs. The Company will be required to remeasure this liability to fair value quarterly with any changes in the fair value recorded in income until the final payment is made.

The following table sets forth the preliminary purchase price allocation, which was based on fair value of assets acquired and liabilities assumed at the acquisition date, July 31, 2023:

Preliminary amounts of identified assets acquired and liabilities assumed:

(In thousands)
Cash	$1,810
Accounts receivable	16,499
Prepaid expenses and other current assets	609
Inventory	16,068
Property, plant and equipment	29,338
Right of use assets	11,115
Intangible assets (1)	22,263
Total assets acquired	$97,702

Accounts payable	7,034
Accrued expenses	3,522
Deferred revenue	47
Lease liability, long-term	11,115
Deferred taxes	5,075
Total liabilities assumed	$26,793

Net identifiable assets acquired	$70,909
Goodwill	16,759
Net assets acquired	$87,668

(1) Includes $4.0 million of trademarks with a weighted average useful life of 10 years, $3.6 million of patents with a weighted average useful life of 15 years, and $14.7 million of customer relationships with a weighted average useful life of 10 years. See “Goodwill and Intangible Assets,” Note 11 of Notes to the Condensed Consolidated Financial Statements for further information regarding intangible assets.

Acquired assets and liabilities were recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of tangible and intangible identifiable net assets resulted in the recognition of goodwill of $16.8 million, all of which is included in long-lived assets in the Well Construction business segment and is attributable to expected synergies from combining operations as well as intangible assets which do not qualify for separate recognition. This goodwill is not tax deductible.

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

4. Fair Value Measurements

As of September 30, 2023, the Company’s Level 3 instruments consist of contingent purchase consideration liabilities related to the acquisition of Great North (Note 3). The fair value of such earn-out liabilities is generally determined using a Monte Carlo Simulation that includes significant inputs that are not observable. Significant inputs include management's estimate of revenue and other market inputs, including expected revenue volatility (7.5%) and a revenue discount rate (8.7%). The fair value of certain earn-out liabilities is derived using the estimated probability of success of achieving the earn-out periods discounted to present value. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, general and administrative expense of the Condensed Consolidated Statements of Income.

The Company’s contingent consideration measured at fair value for the periods presented are as follows (in thousands):

	September 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liability:
Contingent consideration (1)	$3,460	-	-	$3,460	-	-	-	-
Total liabilities	$3,460	-	-	$3,460	-	-	-	-

(1) As of September 30, 2023, contingent consideration includes certain amounts in accrued general liabilities and other long-term liabilities on the Company’s Consolidated Balance Sheets.

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with the Company’s acquisition measured at fair value for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning period balance	$-	-	$-	-
Additions to contingent consideration	3,571	-	3,571	-
Payments of contingent consideration	-	-	-	-
Fair value adjustment of earn-out liabilities	-	-	-	-
Currency translation adjustment	(111)	-	(111)	-
Ending period balance	$3,460	-	$3,460	-

5. Revision to Previously Reported Financial Information

In conjunction with our close process for the second quarter of 2023, we identified accounting errors related to an indemnification receivable and duplicate billing errors impacting prior periods. In the third quarter of 2022, due to the expiration of the statute of limitations of an Uncertain Tax Position (“UTP”), we released the liability for this UTP, but failed to write-off the related indemnification receivable previously obtained from the seller of an acquired business, resulting in an overstatement of operating income during the period. In addition, the Company identified billing errors in 2022 and 2021 that resulted in an overstatement of revenue and trade receivables.

The following table presents the impact of correcting the errors on the affected line items of our condensed consolidated balance sheet as of December 31, 2022:

	December 31, 2022
	As Reported	Adjustments	As Revised
	(In thousands)
Trade receivables, net	$91,504	$(643)	$90,861
Other current assets	34,359	(1,921)	32,438
Total current assets	752,588	(2,564)	750,024
Total assets	972,515	(2,564)	969,951
Total stockholders’ equity	874,916	(2,564)	872,352

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
Net income (loss) per common share:
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
Net income (loss) per common share:
Basic	0.02	(0.06)	(0.04)
Diluted	0.02	(0.06)	(0.04)

The condensed consolidated statement of stockholders’ equity for the period from January 1, 2022 to September 30, 2022 and the period from July 1, 2022 to September 30, 2022 has also been revised to reflect the impacts to net earnings. The impact of the error arising in 2021, as reflected above, has been reflected as a reduction to opening retained earnings in the amount of $0.5 million in the condensed consolidated statement of stockholders’ equity.

The Company also assessed the impact of all these errors on the statement of cash flows and noted that there was no impact to the net cash provided by (used in) operating activities as the changes in assets and net income offset completely.

6. Revenue Recognition

Revenues from contracts with customers (excludes leasing) consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Revenues:
Products:
Subsea products	$55,427	$48,480	$146,123	$144,229
Well construction	22,176	10,028	46,554	31,900
Total products	$77,603	$58,508	$192,677	$176,129
Services:
Subsea services	$17,412	$15,806	$50,230	$43,748
Well construction services	9,802	4,637	21,998	13,790
Total services	$27,214	$20,443	$72,228	$57,538

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract assets at December 31, 2022	$138,592
Additions	147,250
Transfers to Trade receivables, net	(137,423)
Contract assets at September 30, 2023	$148,419

Contract Liabilities (amounts shown in thousands)

Contract liabilities at December 31, 2022	$6,824
Additions	12,614
Revenue recognized	(11,961)
Contract liabilities at September 30, 2023	$7,477

Contract assets include unbilled accounts receivable associated with contracts accounted for under the over-time accounting method which were approximately $92.3 million and $92.6 million at September 30, 2023 and December 31, 2022, respectively. Unbilled contract assets are transferred to trade receivables, net, when the rights become unconditional. Contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of September 30, 2023.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over-time product lines was $41.8 million as of September 30, 2023. The Company expects to recognize revenue on approximately 98.6% of the remaining performance obligations over the next 12 months and the remaining 1.4% thereafter.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

7. Stock-Based Compensation and Stock Awards

During the three and nine months ended September 30, 2023, the Company recognized approximately $2.6 million and $7.7 million of stock-based compensation expense. Stock-based compensation is included in “Selling, general and administrative” in our accompanying condensed consolidated statements of income (loss) and “Additional paid-in capital” in our accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2022, the Company recognized approximately $2.6 million and $7.7 million of stock-based compensation expense.

8. Inventories, net

Inventories consist of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Raw materials and supplies, net	$34,057	$21,956
Work in progress, net	34,056	38,263
Finished goods, net	115,137	85,785
Total inventory, net	$183,250	$146,004

As of September 30, 2023, inventory values of raw materials, work in progress and finished goods have been reduced by approximately $7.6 million, $2.8 million and $62.1 million, respectively, by a reserve for slow moving and excess inventory, and as of December 31, 2022 inventory values of raw materials, work in progress and finished goods have been reduced by approximately $8.1 million, $3.4 million and $64.4 million, respectively by a reserve for slow moving and excess inventory.

9. Assets Held for Sale

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

In accordance with the applicable accounting guidance, FASB ASC 360-10-45-9, the Company reclassified the buildings’ net carrying amount from Property, plant and equipment, net, to Assets held for sale on the condensed consolidated balance sheets. As of September 30, 2023, the Assets held for sale balance was $10.8 million comprising of the corporate administrative building held in Corporate.

10. Restructuring and Other Charges

During the three and nine months ended September 30, 2023, the Company incurred costs of approximately $2.3 million and $3.4 million, under the 2021 global strategic plan. The restructuring charges incurred during the current year primarily consist of office moves, site cleanup, preparation costs, severance, consulting and legal fees. During the second quarter of 2023, the Company reassessed the reasonability of a restructuring liability related to its Well Construction business. During our assessment certain market exit costs became known and the liability was adjusted accordingly, resulting in a release of approximately $2.3 million, which partially offsets the current year restructuring costs.

During the three and nine months ended September 30, 2022, the Company incurred additional costs of approximately $4.1 million and $9.9 million under the 2021 global strategic plan. Approximately $5.1 million of these charges were primarily related to write-down of our long-lived assets and the remaining $4.8 million were related to consulting and legal fees, office moves and site cleanup, and preparation costs.

The following table summarizes the components of charges included in “Restructuring and other charges” in our condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Severance	$504	$-	$504	$32
Long-lived asset write-down	-	-	-	5,055
Other	1,763	4,101	2,871	4,811
	$2,267	$4,101	$3,375	$9,898

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges as of September 30, 2023 (in thousands):

Total
Beginning balance at January 1, 2023	$3,802
Additions for costs expensed	-
Reductions for payments	(645)
Other	(2,255)
Ending balance at September 30, 2023	$902

11. Goodwill and Intangible Assets

Goodwill

The following table summarizes the change in goodwill, which was acquired in the acquisition of Great North in 2023 (in millions):

Total
Net balance as of December 31, 2022	$-
Addition due to business combination	16.8
Impairments	-
Foreign currency translation	(0.6)
Net balance as of September 30, 2023 (1)	$16.2

(1) As of September 30, 2023, the Goodwill balance is included in long-lived assets in the Well Construction business segment.

Intangible Assets

Intangible assets, the majority of which were acquired in the acquisition of TIW Corporation in 2016, OilPatch Technologies in 2017, and Great North in July 2023, consist of the following:

		September 30, 2023
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	10 - 15 years	$11,967	$(2,578)	$2	$9,391
Patents	15 - 30 years	9,573	(4,033)	(1)	5,539
Customer relationships	5 - 15 years	39,833	(12,272)	13	27,574
Organizational costs	3 years	163	(163)	-	-
		$61,536	$(19,046)	$14	$42,504

		December 31, 2022
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	10 - 15 years	$8,233	$(2,118)	$(79)	$6,036
Patents	15 - 30 years	6,055	(3,699)	-	2,356
Customer relationships	5 - 15 years	26,028	(10,878)	(234)	14,916
Organizational costs	3 years	183	(131)	(12)	40
		$40,499	$(16,826)	$(325)	$23,348

12. Business Segments

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

Well Construction. The Company’s Well Construction business provides products and services utilized in the construction of the wellbore such as completions, casing hardware and liner hanger systems. The Well Construction business also includes all of Great North’s operations as of the acquisition date.

Corporate. Corporate includes the expenses and assets of the Company’s corporate office functions, legal and other administrative expenses that are managed at a consolidated level.

During the three months ended September 30, 2023, the Company incurred $2.3 million of restructuring and other charges under the 2021 global strategic plan out of which approximately $2.2 million is in Corporate and $0.1 million in Subsea Services. The charges in Corporate primarily consisted of severance, office moves, site cleanup, preparation costs, consulting and legal fees. During the three months ended September 30, 2022, the Company incurred $4.1 million of additional costs under the 2021 global strategic plan. These charges were primarily related to office moves, site cleanup, preparation costs, consulting and legal fees. During the nine months ended September 30, 2023, the Company incurred $3.4 million of additional restructuring and other charges under the 2021 global strategic plan out of which approximately $4.9 million is in Corporate, ($1.9) million in Well Construction and $0.4 million in Subsea Services. The restructuring charges incurred during the current year primarily consist of office moves, site cleanup, preparation costs, severance, consulting and legal fees. During the second quarter of 2023, the Company reassessed the reasonability of a restructuring liability related to its Well Construction business. During our assessment certain market exit costs became known and the liability was adjusted accordingly, resulting in a release of approximately $2.3 million, which partially offsets the current year restructuring costs. During the nine months ended September 30, 2022, the Company incurred $9.9 million of additional costs under the 2021 global strategic plan. These charges were primarily related to a $2.6 million write down of our Houston corporate administrative building in Corporate and other long-lived asset write downs of $2.5 million in Subsea Products. In addition, there were other charges of $4.8 million primarily related to consulting and legal fees, office moves, cleanup and preparation costs, and brokerage fees in Corporate.

The following tables presents selected financial data by business segment:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenue
Subsea products	$55,427	$48,496	$146,123	$144,245
Subsea services	24,176	22,276	71,658	69,292
Well construction	37,641	17,369	79,935	51,719
Total revenue	$117,244	$88,141	$297,716	$265,256
Depreciation and amortization
Subsea products	$1,670	$1,623	$5,014	$5,196
Subsea services	2,595	2,826	8,122	8,954
Well construction	2,977	1,558	6,536	4,837
Corporate	657	1,116	2,165	3,365
Total depreciation and amortization	$7,899	$7,123	$21,837	$22,352
Operating income (loss)
Subsea products	$954	$18,007	$555	$11,109
Subsea services	885	676	11,498	5,859
Well construction	6,353	2,066	13,407	9,613
Corporate	(14,263)	(8,318)	(24,737)	(23,610)
Total operating income (loss)	$(6,071)	$12,431	$723	$2,971

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the Chief Operating Decision Maker (CODM) for purposes of assessing segment performance and allocating resources. The balance sheet is reviewed on a consolidated basis and is not used in the context of segment reporting.

13. Income Tax

The effective tax rate for the three and nine months ended September 30, 2023 was (87.1)% and 116.0% compared to (4.8%) and 131.7% for the same period in 2022. The change in the effective tax rate between the periods resulted primarily due to the change in projected earnings mix by geography and tax jurisdiction as compared to the prior period, changes in valuation allowances in the United States, foreign withholding tax, changes in nondeductible compensation, and the mix of earnings in jurisdictions with differing tax rates.

The Company had approximately $16.8 million in outstanding NOL carryback claims as of December 31, 2022 including the estimated carryback claim relating to the 2020 tax year, which was reflected in “Other current assets” on the consolidated balance sheets. During the three and nine months ended September 30, 2023, the Company received refunds of $16.8 million and $17.2 million, respectively. The third quarter 2023 refund is comprised of the refund amount of $15.5 million and related interest of $1.3 million.

As the Company no longer asserts the indefinite reinvestment assertion, we maintain a deferred foreign tax liability, which had a balance of $1.8 million as of September 30, 2023 and is primarily related to estimated foreign withholding tax associated with repatriating all non-U.S. earnings back to the United States.

The Company operates in multiple jurisdictions with complex tax and regulatory environments and our tax returns are periodically audited or subjected to review by tax authorities. We monitor tax law changes and the potential impact to our results of operations.

14. Contingencies

FMC Technologies Lawsuit

On October 5, 2020, FMC Technologies, Inc. (“FMC”) sued the Company alleging misappropriation of trade secrets and sought money damages and injunctive relief in the 127th District Court of Harris County in an action styled FMC Technologies, Inc. v. Richard Murphy and Dril-Quip, Inc., Cause No. 2020-63081. FMC alleged that its former employee communicated FMC trade secrets to the Company and the Company used those trade secrets in its VXTe subsea tree systems. On April 29, 2021, the jury returned a verdict in favor of the Company. FMC filed a notice of appeal on August 20, 2021. On August 10, 2023, the First District of Texas Court of Appeals rendered a judgment that affirmed the judgment of the 127th District Court of Harris County in favor of the Company. The current deadline for FMC to file a petition for review with the Texas Supreme Court is November 24, 2023.

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
•
risks related to the recently announced acquisition of Great North, including the risk that the benefits of the transaction may not be fully realized or may take longer to realize than expected;
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
•
the impact of COVID-19 and the effects thereof;
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

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income (loss) and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto presented elsewhere herein as well as the discussion under “Risk Factors,” included herein and “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

In February 2022, Russia invaded Ukraine, resulting in wide-ranging sanctions imposed on Russia by certain members of the European Union, the United Kingdom and the United States, among others, higher oil prices and increased uncertainty in global markets. As Russia’s invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export-controls or other economic or military measures against Russia. Although we have minimal operational exposure in Russia and we do not intend to commit further capital towards projects in Russia, the full impact of the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and could adversely affect oil and gas companies, many of which are our customers, as well as the global supply chain. For more information on the risks associated with the invasion of Ukraine, see “Our business may also be affected by new sanctions and export controls targeting Russia and other responses to Russia’s invasion of Ukraine” discussed in our Annual Report Form 10-K, “Item 1A. Risk Factors” for the fiscal year ended December 31, 2022.

We continue to monitor the impact of COVID-19, government actions and measures taken to prevent its spread, and the potential to affect our operations, particularly in China. We are also monitoring the current global economic environment, specifically including inflationary pressures and the macroeconomic impact of the conflicts in Ukraine and Israel, and any resulting impacts on our financial position and results of operations. See our Annual Report Form 10-K “Item 1A. Risk Factors” for the fiscal year ended December 31, 2022.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel for the periods covered by this report were:

	Three months ended		Nine months ended
	September 30,		September 30,
Brent Crude Oil Price per Barrel	2023	2022	2023	2022
Low	$74.52	$82.55	$71.03	$78.25
High	$97.10	$121.80	$97.10	$133.18
Average	$86.65	$100.71	$81.99	$105.00
Closing	$95.86	$88.90	$95.86	$88.90

According to the October 2023 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are expected to average approximately $84 per barrel in 2023 and $95 per barrel in 2024, compared with an average of $101 per barrel in 2022. In its October 2023 Oil Market Report, the International Energy Agency projected global oil demand will climb by two million barrels per day in 2023 to 102 million barrels per day, a new record.

Although crude oil prices had rebounded sharply in 2022, we have seen a downward trend in the first nine months of 2023. If the Company experiences significant contract terminations, suspensions or scope adjustments to its contracts, then its financial condition, results of operations and cash flows may be adversely impacted.

Offshore Rig Count

Detailed below is the average contracted Mobile Offshore Drilling Units (“MODU”). These are rigs currently drilling as well as rigs committed, but not yet drilling, for the nine months ended September 30, 2023 and 2022. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Nine months ended September 30,
	2023		2022
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Mobile Offshore Drilling Units	146	398	136	369

Source: IHS—Petrodata RigBase – September 30, 2023 and 2022

According to IHS-Petrodata RigBase, as of September 30, 2023, there were 544 contracted rigs (144 floating rigs and 400 jack-up rigs), an increase of 4.8% from the rig count of 519 rigs (140 floating rigs and 379 jack-up rigs) as of September 30, 2022.

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

In March 2018, the President of the United States issued a proclamation imposing a 25 percent global tariff on imports of certain steel products, effective March 23, 2018. The President subsequently proposed an additional 25 percent tariff on approximately $50 billion worth of imports from China, and the government of China responded with a proposal of an additional 25 percent tariff on U.S. goods with a value of $50 billion. In the following months, the United States and China placed additional, competing tariffs on imported goods until the two countries entered a phase one trade deal, which included an agreement to reduce certain tariffs. Negotiations for a phase two trade deal with China had begun prior to the outbreak of COVID-19 and if continued could lead to additional changes to the tariff rates in the phase one trade deal. President Biden has indicated that these tariffs will likely remain in place while the administration assesses the United States’ current posture, including a review of the phase one trade deal with China.

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

The United Kingdom (U.K.) officially withdrew from the E.U. on January 31, 2020 (“Brexit”). Brexit and the terms of a subsequent trade and cooperation agreement (TCA) brought to an end the U.K.’s automatic access to the E.U. single market, resulting in the U.K. no longer benefiting from the free movement of goods and services between the E.U. and the U.K. The rights of people to freely move between the E.U. and the U.K. have also been restricted. For more information on the risks associated with Brexit and the TCA, see “Our international operations require us to comply with a number of U.S. and foreign regulations governing the international trade of goods, services and technology, which expose us to compliance risks” under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company believes that its backlog should help mitigate the impact of any negative market conditions; however, slow recovery in commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog at September 30, 2023 was approximately $211.1 million, compared to approximately $252.0 million at June 30, 2023, 235.1 million at March 31, 2023, and 240.9 million at December 31, 2022.

The following table represents the change in backlog for the three months ended September 30, 2023, June 30, 2023, March 31, 2023, and December 31, 2022.

	Three months ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
		(In thousands)
Beginning backlog	$251,981	$235,145	$240,865	$211,767
Bookings:
Product (1)	42,375	66,556	55,902	98,967
Service	27,214	29,233	21,281	21,657
Leasing	12,427	10,046	10,338	10,444
Cancellation/revision adjustments	(4,228)	(672)	(2,432)	(5,007)
Translation adjustments	(1,390)	1,280	56	(149)
Total bookings	76,398	106,443	85,145	125,912
Revenues:
Product	77,603	55,828	59,246	64,713
Service	27,214	23,733	21,281	21,657
Leasing	12,427	10,046	10,338	10,444
Total revenue	117,244	89,607	90,865	96,814
Ending backlog	$211,135	$251,981	$235,145	$240,865

(1) The backlog data shown above includes all bookings as of September 30, 2023, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $41.8 million as of September 30, 2023 within “Revenue Recognition,” Note 6 to the Notes to Condensed Consolidated Financial Statements.

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products. For the three months ended September 30, 2023 and 2022, the Company derived 66.2% and 66.4%, respectively, of its revenues from the sale of its products, 23.2% and 23.2%, respectively, of its revenue from services, and 10.6% and 10.4%, respectively, of its revenues from leasing. For the nine months ended September 30, 2023 and 2022, the Company derived 64.7% and 66.4%, respectively, of its revenues from the sale of its products, 24.3% and 21.7%, respectively, of its revenue from services, and 11.0% and 11.9% respectively, of its revenues from leasing. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 71.8% and 64.3% of its revenues derived from foreign sales for the nine months ended September 30, 2023 and 2022, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 28.2% and 35.7% of the Company’s total revenues for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over-time basis. For the three months ended September 30, 2023, there were 66 projects representing approximately 24.5% of the Company’s total revenues and approximately 36.9% of its product revenues that were accounted for using over-time accounting, compared to 58 projects for the three months ended September 30, 2022, which represented approximately 36.9% of the Company’s total revenues and approximately 55.6% of its product revenues. For the nine months ended September 30, 2023, there were 80 projects representing approximately 28.6% of the Company’s total revenues and approximately 44.2% of its product revenues that were accounted for using over-time accounting, compared to 66 projects for the nine months ended September 30, 2022, which represented approximately 34.5% of the Company’s total revenues and approximately 51.9% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Restructuring and Other Charges. Restructuring and Other Charges consist of costs under the 2021 global strategic plan. The restructuring charges incurred during the current year primarily consist of office moves, site cleanup, preparation costs, severance, consulting and legal fees. During the second quarter of 2023, the Company reassessed the reasonability of a restructuring liability related to its Well Construction business. During our assessment certain market exit costs became known and the liability was adjusted accordingly, resulting in a release of approximately $2.3 million, which partially offsets the current year restructuring costs.

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

Results of Operations

The following table sets forth, for the periods indicated, a breakdown of our products, service and leasing revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In millions)
Revenues:
Products:
Subsea products	$55.4	$48.5	$146.1	$144.2
Well construction	22.2	10.0	46.6	31.9
Total products	77.6	58.5	192.7	176.1
Services:
Subsea services	17.4	15.8	50.2	43.8
Well construction services	9.8	4.6	22.0	13.8
Total services	27.2	20.4	72.2	57.6
Leasing
Subsea leasing	6.7	6.8	21.4	25.9
Well construction leasing	5.7	2.4	11.4	5.7
Total leasing	12.4	9.2	32.8	31.6
Total revenues	$117.2	$88.1	$297.7	$265.3

The following table sets forth, for the periods indicated, our revenues and operating income (loss) by business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Revenue
Subsea products	$55.4	$48.5	$146.1	$144.2
Subsea services	24.1	22.3	71.6	69.3
Well construction	37.7	17.3	80.0	51.8
Total revenue	$117.2	$88.1	$297.7	$265.3
Operating income (loss)
Subsea products	$1.0	$18.0	$0.6	$11.1
Subsea services	0.9	0.7	11.5	5.9
Well construction	6.3	2.1	13.4	9.6
Corporate	(14.3)	(8.4)	(24.8)	(23.6)
Total operating income (loss)	$(6.1)	$12.4	$0.7	$3.0

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenues. Revenues increased by $29.1 million, or approximately 33.0%, to $117.2 million for the three months ended September 30, 2023 from $88.1 million for the three months ended September 30, 2022.

Subsea Products revenue increased by approximately $6.9 million primarily driven by Connector and Surface Equipment orders in the third quarter of 2023 in the growing international offshore markets.

Subsea Services revenue increased by approximately $1.8 million primarily due to customer specific increases primarily in the US and Brazil.

Well Construction revenue increased by approximately $20.4 million, which was primarily driven by the acquisition of Great North in the third quarter which contributed $15.5 million in revenue, as well as large bore liner hanger growth in offshore Brazil and West Africa.

Cost of Sales. Cost of sales increased by $19.9 million, or approximately 30.3%, to $85.6 million for the three months ended September 30, 2023 from $65.7 million for the same period in 2022. This increase was primarily due to the acquisition of Great North and higher revenue in subsea products and well construction. Cost of sales as a percentage of revenue decreased to 73.0% from 74.6% for the three months ended September 30, 2023 and 2022, respectively, primarily due to a favorable product mix and as a result of savings from our business transformation initiatives.

Selling, General and Administrative Expenses. For the three months ended September 30, 2023, selling, general and administrative expenses increased by $4.6 million, or 20.3% to $27.0 million from $22.4 million for the same period in 2022. This increase was primarily due to the addition of Great North expenses in the third quarter and an increase to the bad debt reserve due to higher activity.

Engineering and Product Development Expenses. For the three months ended September 30, 2023, engineering and product development expenses increased by approximately $0.4 million, or 15.7%, to $3.1 million from approximately $2.7 million for the same period in 2022. This increase was primarily due to the qualification work performed in the current period to serve the Brazilian market.

Restructuring and Other Charges. For the three months ended September 30, 2023, the Company incurred costs of approximately $2.3 million under the 2021 global strategic plan. These charges were primarily related to severance, office moves, site cleanup, preparation costs, consulting and legal fees. During the three months ended September 30, 2022, the Company incurred additional costs of approximately $4.1 million under the 2021 global strategic plan. These charges were primarily related to consulting and legal fees, office moves, cleanup and preparation costs, and brokerage fees.

Gain on Sale of Property, Plant and Equipment. For the three months ended September 30, 2023, the gain on sale of property, plant and equipment was $1.0 million, primarily related to the sale of certain obsolete machinery and equipment and scrap parts. For the three months ended September 30, 2022, the gain on sale of property, plant and equipment was $17.3 million.

Foreign Currency Transaction Gain. Foreign currency transaction loss for the three months ended September 30, 2023, was $1.1 million as compared to a gain of $1.9 million for the same period in 2022.

Operating Income (Loss). Subsea Products operating income was approximately $17.0 million lower for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to a gain on the sale of our forge facility of $17.3 million in the third quarter of 2022.

Subsea Services operating income increased marginally by approximately $0.2 million, in line with the increase in revenue.

Well Construction operating income was approximately $4.2 million higher for the three months ended September 30, 2023 as compared to the same period in 2022, which was primarily driven by the acquisition of Great North.

Corporate operating loss was approximately $5.9 million higher for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to the addition of Great North expenses in the third quarter.

Income Tax Provision (Benefit). Income tax provision for the three months ended September 30, 2023 was $3.3 million on a loss before taxes of $3.8 million, resulting in an effective tax rate of (87.1)%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to projected earnings mix by geography and tax jurisdiction, foreign withholding taxes, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries. Income tax benefit for the three months ended September 30, 2022 was $0.6 million on an income before taxes of $12.7 million, resulting in an effective income tax rate of approximately (4.8%). Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to pre-tax income or loss in foreign jurisdictions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries.

Net Income (Loss). Net loss was approximately $7.0 million for the three months ended September 30, 2023 as compared to a net income of $13.3 million for the same period in 2022 for the reasons set forth above.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenues. Revenues increased by approximately $32.4 million, or approximately 12.2%, to $297.7 million for the nine months ended September 30, 2023 from $265.3 million for the nine months ended September 30, 2022.

Subsea Products revenue increased by approximately $1.9 million primarily driven by Connector and Surface Equipment orders in the third quarter of 2023 in the growing international offshore markets, partially offset by lower Subsea Tree demand in the current year.

Subsea Services revenue increased by approximately $2.3 million primarily due to customer specific increases primarily in the US and Brazil.

Well Construction revenue increased by approximately $28.2 million, which was primarily driven by the acquisition of Great North in the third quarter which contributed $15.5 million in revenue, as well as large bore liner hanger growth in offshore Brazil and West Africa.

Cost of Sales. Cost of sales increased by $17.4 million, or approximately 8.8%, to $216.8 million for the nine months ended September 30, 2023 from $199.4 million for the same period in 2022. This increase was primarily due to the acquisition of Great North and higher revenue for subsea services and rework in the US. Cost of sales as a percentage of revenue decreased to 72.8% from 75.2% for the nine months ended September 30, 2023 and 2022, respectively, primarily due to a favorable product mix and as a result of savings from our business transformation initiatives.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2023, selling, general and administrative expenses increased by $4.4 million, or 6.5% to $71.7 million from $67.3 million for the same period in 2022. This increase was primarily due to an increase in administrative and due diligence fees related to acquisition activities, severance costs, and the addition of Great North expenses in the third quarter.

Engineering and Product Development Expenses. For the nine months ended September 30, 2023, engineering and product development expenses were largely unchanged at $9.7 million as compared to $9.0 million for the same period in 2022. The marginal increase was primarily due to the qualification work performed in the current period to serve the Brazilian market.

Restructuring and Other Charges. For the nine months ended September 30, 2023, the Company incurred costs of approximately $3.4 million under the 2021 global strategic plan. The restructuring charges incurred during the current year primarily consist of office moves, site cleanup, preparation costs, severance, consulting and legal fees. During the second quarter of 2023, the Company reassessed the reasonability of a restructuring liability related to its Well Construction business. During our assessment certain market exit costs became known and the liability was adjusted accordingly, resulting in a release of approximately $2.3 million, which partially offsets the current year restructuring costs. During the nine months ended September 30, 2022, the Company incurred additional costs of approximately $9.9 million under the 2021 global strategic plan. These charges were primarily related to the write-downs of long-lived assets and other charges of approximately $5.1 million and $4.8 million, respectively. Other charges consisted of consulting and legal fees, office moves, cleanup and preparation costs, and brokerage fees.

Gain on Sale of Property, Plant and Equipment. For the nine months ended September 30, 2023, the gain on sale of property, plant and equipment was $8.4 million, primarily related to the sale of our Houston aftermarket facility, the Houston forge facility buildings and certain obsolete machinery and equipment and scrap parts. For the nine months ended September 30, 2022, gain on sale of property, plant and equipment was approximately $17.8 million, primarily due to a gain on the sale of our forge facility in the third quarter of 2022.

Foreign Currency Transaction Gain. Foreign exchange gain for the nine months ended September 30, 2023, and 2022 was $2.6 million and $5.6 million, respectively.

Operating Income (Loss). Subsea Products operating income was lower by approximately $10.5 million primarily due to a gain on the sale of our forge facility of $17.3 million in the third quarter of 2022, partially offset by a favorable product mix, shifting from an in-house manufacturing model to a vendor outsourced model resulting in improved profitability, manufacturing efficiencies achieved due to newer machinery and equipment and certain raw material price negotiations resulting in higher gross margins and lower manufacturing overhead allocation related to unabsorbed fabrication costs remaining in Subsea Services.

Subsea Services operating income was approximately $5.6 million higher for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to gain on sale of the Houston aftermarket facility recognized in the first quarter of 2023, partially offset by lower rental tools revenue during the current period and increase in unabsorbed fabrication overhead costs.

Well Construction operating income was approximately $3.8 million higher for the nine months ended September 30, 2023 as compared to the same period in 2022 which was primarily driven by the acquisition of Great North, partially offset by unfavorable foreign exchange movements mainly impacting Mexico and costs associated with preparation for anticipated growth and entry into new markets. This was partially offset by the release of a restructuring liability in the second quarter of 2023.

Corporate operating loss was approximately $1.2 million higher for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to the addition of Great North expenses in the third quarter.

Income Tax Provision. Income tax provision for the nine months ended September 30, 2023 was $9.0 million on an income before taxes of $7.8 million, resulting in an effective tax rate of 116.0%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to projected earnings mix by geography and tax jurisdiction, foreign withholding taxes, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries. Income tax provision for the nine months ended September 30, 2022 was $5.1 million on an income before taxes of $3.8 million, resulting in an effective income tax rate of approximately 131.7%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to pre-tax income or loss in foreign jurisdictions, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries.

Net Income (Loss). Net loss was approximately $1.2 million for the nine months ended September 30, 2023 as compared to a net loss of $1.2 million for the same period in 2022 for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income (loss)	$(7,034)	$13,289	$(1,240)	$(1,219)
Add:
Interest income, net	(2,312)	(248)	(7,038)	(871)
Income tax provision (benefit)	3,275	(610)	9,001	5,061
Depreciation and amortization expense	7,899	7,123	21,837	22,352
Restructuring and other charges	2,267	4,101	3,375	9,898
Acquisition costs	5,358	-	6,492	-
Gain on sale of property, plant and equipment	(1,027)	(17,276)	(8,412)	(17,770)
Foreign currency transaction loss (gain)	1,060	(1,901)	(2,632)	(5,574)
Stock compensation expense	2,576	2,569	7,719	7,669
Other	309	-	894	-
Adjusted EBITDA (1)	$12,371	$7,047	$29,996	$19,546

(1) Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources

Cash Flows

Cash flows used in type of activity were as follows:

	Nine months ended September 30,
	2023	2022
	(In thousands)
Operating activities	$(18,404)	$(19,167)
Investing activities	(62,716)	(20,464)
Financing activities	(41)	(20,881)
	(81,161)	(60,512)
Effect of exchange rate changes on cash activities	(2,571)	(4,660)
Decrease in cash and cash equivalents	$(83,732)	$(65,172)

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

Net cash used in operating activities for the nine months ended September 30, 2023 was $18.4 million as compared to $19.2 million for the nine months ended September 30, 2022. The $0.8 million decrease in cash used in operating activities is primarily due $6.3 million of non-cash movements which includes items such as restructuring and other charges, acquisition costs, gain on sale of property, plant and equipment, deferred income taxes, depreciation and amortization, partially offset by cash outflows resulting from changes in operating assets and liabilities of $5.5 million.

The change in operating assets and liabilities for the nine months ended September 30, 2023 resulted in a $5.5 million decrease in cash as compared to the change in operating assets and liabilities for the nine months ended September 30, 2022. The $13.8 million net decrease in cash due to changes in trade receivables and unbilled receivables was mainly due to a significant increase in billings both for point in time orders and over-time orders as the rights became unconditional on the contract assets and were transferred to trade receivables. Decrease in cash due to changes in inventory levels was $21.0 million as we continually reassess our needs based on backlog trends. These decreases were partially offset by $25.6 million increase in cash due to changes in prepaids and other assets primarily due to a income tax refund payment related to prior year tax returns and a decrease in advances to vendors related to projects accounted for on an over-time basis. Increase in cash due to the changes in accounts payable and accrued expenses was $3.7 million primarily due to the accrual of contingent consideration related to the Great North acquisition and the timing of health insurance premiums and payroll cycles.

The change in investing cash flows for the nine months ended September 30, 2023 resulted in a $62.7 million decrease in cash primarily due to the acquisition of Great North, net of cash acquired of $82.3 million. Capital expenditures by the Company were $21.0 million and $13.7 million for the nine months ended September 30, 2023 and 2022, respectively. Capital expenditures for the nine months ended September 30, 2023 were $7.7 million for machinery and equipment related to our global strategic program which includes consolidation of our manufacturing facilities, $10.7 million for rental tools to support our developed products and $2.7 million for other capital expenditures. Capital expenditures for the nine months ended September 30, 2022 were $7.2 million for rental tools to support our developed products, $5.5 million for machinery and equipment related to our global strategic program which included consolidation of our manufacturing facilities and $0.9 million for other capital expenditures. We constantly review capital expenditure needs to ensure these are justified expenditures. This decrease was partially offset by proceeds related to the sale of our Houston aftermarket facility, forge facility buildings and certain obsolete machinery and equipment and scrap parts for approximately $17.3 million and a net change of $23.3 million in our short-term investments as some investments matured during the quarter and were reinvested in investments classified as cash equivalents as per our accounting policy.

IRS Refund

In July 2023, the Company received an income tax refund payment related to prior year tax returns in the amount of approximately $16.8 million, including interest. In addition to this, there is a balance of approximately $5.4 million refund related to prior year returns that has been approved by the Internal Revenue Service and is being processed by the agency. We expect to receive the remaining amount in the fourth quarter of 2023.

Credit Facility

The Company’s ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. We opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. As of September 30, 2023, the cash balance in that account was approximately $4.2 million. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times which is considered as restricted cash and is included in “Cash and cash equivalents” in our condensed consolidated balance sheets as at September 30, 2023 and December 31, 2022. Withdrawals from this cash collateral account are only allowed at such point a given letter of credit has expired or has been cancelled.

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

For the three and nine months ended September 30, 2023, the Company purchased no shares under the share repurchase plans.

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

Critical Accounting Estimates

During the nine months ended September 30, 2023, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting policies.

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

The Company experienced a foreign currency pre-tax loss of approximately $1.1 million during the three months ended September 30, 2023, and a foreign currency pre-tax gain of $2.6 million during the nine months ended September 30, 2023. The Company experienced a foreign currency pre-tax gain of approximately $1.9 million and $5.6 million, during the three and nine months ended September 30, 2022, respectively.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see “Contingencies,” Note 14 to the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 5. Other Information

In the third quarter of 2023, the following trading plans were adopted or terminated:

Name and Title	Action	Date Plan Adopted / Terminated	Duration of Plan	Rule 10b5-1 Trading Plan		Common Shares to be Purchased or Sold
				Yes	No
Jeffrey J. Bird,	Adopt	8/25/2023	1/1/2024 through 4/5/2024	X		Sell up to 15,000, subject to certain conditions
President, Chief Executive Officer and Director
Kyle F. McClure,	Adopt	8/25/2023	1/1/2024 through 4/5/2024	X		Sell up to 8,000, subject to certain conditions
Vice President and Chief Financial Officer
James C. Webster,	Adopt	8/25/2023	1/1/2024 through 4/5/2024	X		Sell up to 8,000, subject to certain conditions
Vice President, General Counsel and Secretary
Terence B. Jupp,	Adopt	9/11/2023	12/18/2023 through 4/5/2024	X		Sell up to 3,218, subject to certain conditions
Director

Item 6.

(a) Exhibits

The following Exhibits are filed herewith:

Exhibit No.		Description

*3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

*3.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2023).

*2.1	—

Share Purchase Agreement, dated July 31, 2023, among the Sellers listed on Exhibit A thereto, Industrial Growth Partners V AIV L.P., TIW Canada ULC and Dril-Quip, Inc (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 31, 2023).

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

DRIL-QUIP, INC.

Date: November 1, 2023	BY:	/s/ Kyle F. McClure
Kyle F. McClure,
Vice President – Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)