Form 10-K
period 2023-12-31
DRIL-QUIP INC
filed 2024-02-27
CIK 1042893

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.¨ ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2023, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $777,800,000 based on the closing price of such stock on such date of $23.27.

At February 22, 2024, the number of shares outstanding of registrant’s Common Stock was 34,413,906.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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
•
risks related to the acquisition of Great North, including the risk that the benefits of the transaction may not be fully realized or may take longer to realize than expected;
•
the impact of general economic conditions, including inflationary pressures and interest rates, a general economic slowdown or recession or instability in financial institutions, on economic activity and on our operations;
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
•
compliance with present and future environmental, social, and governance (ESG) standards and regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;
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
•
uncertainties regarding political tensions in the Middle East, South America, Africa and elsewhere, and war (including future developments in the ongoing conflicts in Ukraine and the Gaza Strip);
•
current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;
•
uncertainties regarding future oil and gas exploration and production activities, including new regulations, customs requirements, product testing requirements, and rig capacity;
•
operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);
•
project terminations, suspensions or scope adjustments to contracts reflected in the Company’s backlog;
•
the Company’s reliance on product development;
•
technological developments;
•
public health crises and other catastrophic events, such as the COVID-19 pandemic;
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
•
currency exchange, rate fluctuations and devaluations;
•
currency exchange controls;
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

PART I

Item 1. Business

General

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), is a leading developer of innovative technologies for the energy industry, designing and manufacturing best-in-class products for traditional oil and gas, and certain energy transition applications. The Company designs, manufactures, sells and services highly engineered drilling and production equipment for both offshore and onshore applications. The Company’s principal products consist of subsea and surface wellheads, specialty connectors and associated pipes, subsea production systems, mudline hanger systems, production riser systems, dry tree systems, subsea manifolds, line hangers and expandable liner systems, multi-frac well connections, conventional wellhead, thermal wellhead, completion packers and safety and kelly valves. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies and drilling contractors throughout the world. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip’s customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.

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

For information with respect to this item, see “Business Acquisitions,” Note 3 of Notes to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.

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

For information with respect to our segments, see “Business Segments,” Note 13 of Notes to the Consolidated Financial Statements.

Dril-Quip markets its products through its offices and sales representatives located in the major international energy markets throughout the world. In 2023, the Company generated approximately 74.9% of its revenues from foreign sales compared to 66.2% and 63.8% in 2022 and 2021, respectively. Revenue is based on the location where services are provided and products are sold.

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

The Company also makes available free of charge on its website (https://www.dril-quip.com/About/ESG/Governance/Corporate-Governance-Documents) its:

•
Corporate Governance Guidelines,
•
Code of Business Conduct and Ethical Practices,
•
Audit Committee Charter,
•
Nominating and Governance Committee Charter, and
•
Compensation Committee Charter.

Changes in or waivers to the Company’s Code of Business Conduct and Ethical Practices involving directors and executive officers of the Company will be posted on its website.

Overview and Industry Outlook

We continue to monitor the current global economic environment, specifically including inflationary pressures and the macroeconomic impact of the conflict in Ukraine and the Gaza Strip, and any resulting impacts on our financial position and results of operations. Refer to “Item 1A. Risk Factors” for additional information.

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

During 2023, crude oil prices fluctuated, with a high of $97.10 per barrel and a low of $71.03 per barrel. According to the January 2024 release of the Short-Term Energy Outlook published by the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent crude oil prices averaged approximately $82.49 per barrel in 2023, and the price is forecasted to average $82.49 per barrel in 2024 and $79.48 per barrel in 2025. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons.

The volatility in Brent crude oil prices over the past four years continues to have an effect on major integrated, large independent and foreign national oil and gas companies’ capital expenditure budgets. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the availability, expiration date and price of leases and rigs, the discovery rate of new oil and gas reserves, and technological advances. Oil and gas prices and the level of drilling and production activity have historically been characterized by significant volatility. Future declines in oil and gas prices may further adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations, which could have an adverse impact on the Company’s results of operations, financial position and cash flows. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

As the energy industry prepares for a transition, Dril-Quip is actively pursuing opportunities to engage with customers that are working in the areas of carbon capture, utilization and storage (CCUS) and geothermal energy. Each of these industries align well with the Company’s core capabilities and expertise and also provides us with an avenue to expand our offerings. We see a healthy project pipeline developing and are actively engaging with customers to explore how we leverage our products and position to help them navigate through the energy transition.

Brent crude oil prices per barrel for the three-year period ended December 31, 2023 are summarized below:

	Brent Crude Oil Prices
	2023	2022	2021
High	$97.10	$133.18	$85.76
Low	$71.03	$76.02	$50.37
Average	$82.49	$100.94	$70.86
Closing as of December 31,	$77.69	$82.82	$77.24

In its January 2024 Short-Term Energy Outlook, the EIA reported United States crude oil production averaged an estimated 12.9 million barrels per day in 2023 and is forecasted to average 13.2 million barrels per day in 2024.

Products and Services

Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance, equipment installation and monitoring, rework, reconditioning and repair services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products. In 2023, the Company derived 63.9% of its revenues from the sale of its products, 24.9% of its revenues from services and 11.2% from leasing revenues, compared to 66.5%, 21.9% and 11.6% for products, services and leasing in 2022, respectively, and 66.1%, 23.0% and 10.9% for products, services and leasing in 2021, respectively. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. However, existing customer equipment can be used in certain circumstances, which creates demand for services with no correlating product sales. The Company has substantial international operations, with approximately 74.9% of its revenues derived from foreign sales in 2023, 66.2% in 2022 and 63.8% in 2021. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue approximated 25.1% of the Company’s total revenues in 2023, 33.8% in 2022 and 36.2% in 2021. Revenue is based on the location where services are provided and products are sold.

Product contracts are negotiated and sold separately from service contracts. In addition, service contracts are not included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on worldwide economic conditions in the oil and gas industry and is not based on a specific relationship between the two types of contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change or termination at the option of the customer. In case of a change or termination of over time contracts, the customer is required to pay the Company for work performed and other costs necessarily incurred as a result of the change or termination.

Generally, the Company attempts to raise its prices as its costs increase. However, the actual pricing of the Company’s products and services is impacted by a number of factors, including global oil prices, competitive pricing pressure, the level of utilized capacity in the oil service sector, maintenance of market share, the introduction of new products and general market conditions.

Products

Dril-Quip designs, manufactures, fabricates, inspects, assembles, tests and markets subsea equipment, downhole tools, surface equipment and rig equipment. The Company’s products are used primarily for exploration and production of oil and gas from offshore drilling rigs, such as floating rigs and jack-up rigs, and for drilling and production of oil and gas wells on offshore platforms, tension leg platforms (TLPs), Spars and moored vessels such as floating production, storage and offloading monohull moored vessels (FPSOs). TLPs are floating production platforms that are connected to the ocean floor via vertical mooring tethers. A Spar is a floating cylindrical structure approximately six or seven times longer than its diameter and is anchored in place. The downhole tool products are used in the drilling and production for oil and gas both onshore and offshore.

Subsea Equipment - Subsea equipment is used in the drilling and production of offshore oil and gas wells as well as injecting CO2 into offshore reservoirs around the world. Included in the subsea equipment product line are subsea wellheads systems, mudline hanger systems, specialty connectors and associated pipe, production riser systems, subsea production trees, subsea manifolds.

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

Surface Equipment - Surface equipment is principally used for flow control on offshore production platforms, offshore CO2 injection installations, TLPs and Spars. Surface equipment includes platform wellheads, platform production trees and riser tensioners. Dril-Quip’s development of platform wellheads and platform production trees was facilitated by adaptation of its existing subsea wellhead and tree technology to surface wellheads and trees.

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

Rig Equipment - Rig equipment includes drilling riser systems, wellhead connectors, diverters, safety valves and cement manifolds. The drilling riser system consists of (i) lengths of riser pipe and associated riser connectors that secure one to another; (ii) the telescopic joint, which connects the entire drilling riser system to the diverter at top of the riser at the rig and provides a means to compensate for vertical motion of the rig relative to the ocean floor; and (iii) the wellhead connector, which provides a means for remote connection and disconnection of the blowout preventer stack to or from the wellhead. Diverters are used to provide protection from shallow gas blowouts and to divert gases off of the rig during the drilling operation. A safety valve is used to provide a quick, sure shutoff in the drill string at the drill floor and prevent flow up the drill pipe. The Kelly Valve is located in the drill string below the kelly, the uppermost component of the drill string, and is designed to be closed under pressure to remove the kelly. Cement manifolds are used to control the flow of cement and other fluids during the cementing operations of the well installation.

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

Well Construction - Well construction primarily comprised of liner hangers, production packers, safety valves and specialty downhole tools. A liner hanger is used to hang-off and seal casing into a previously installed casing string in the well bore and can provide a means of tying back the liner for production to surface. Dril-Quip offers conventional and expandable state-of-the-art liner hanger system and has installed its liner hangers in a number of difficult well applications such as High Pressure High Temperature (HPHT) and geothermal applications, resulting in improved industry recognition and market opportunities. In 2023, the Company acquired Great North and its product solutions, which includes pressure control and completion solutions, including customized and highly engineered wellhead products for use in heavy oil and thermal production locations.

Services

The Company provides services to customers, including technical advisory assistance, equipment installation and monitoring, rework, reconditioning, storage, maintenance and repair services on its customer-owned products. These services are provided from the Company’s worldwide locations and represented approximately 24.9% of revenues in 2023 compared to 21.9% in 2022 and 23.0% in 2021.

Technical Advisory Assistance and Reconditioning. Dril-Quip generally does not install products for its customers, but it does provide technical advisory assistance to the customer, if requested, in the installation and/or commissioning of its products. The customer is not obligated to utilize these services and may use its own personnel or a third party to perform these services. Technical advisory assistance services performed by the Company are negotiated and sold separately from the Company’s products. These services are not a prerequisite to the sale of the Company’s products as its products are fully functional on a stand-alone basis. The Company’s technicians provide assistance in the onsite installation of the Company’s products and are available on a 24-hour call out from the Company’s worldwide facilities. See “Item 2. Properties” for a list of the Company’s facilities. The Company also provides reconditioning of its customer-owned products at the same facilities. The Company does not typically service, repair or recondition its competitors’ products.

Leasing

The Company leases running and installation tools for use in installation or workover of its products. These tools are required to install, test and retrieve the Company’s products that are purchased by customers. Rental or purchase of running tools is not a condition of the sale of the Company’s products and is contracted for separately from product sales and other services offered by the Company. Running tools are available from Dril-Quip’s worldwide facilities. See “Item 2. Properties” for a list of the Company’s facilities. In 2023, the Company acquired Great North and its leasing solutions, which include the Multi-Well Frac Connector TM, Missile, Gyro Dart Launcher TM, and Conveyor Frac Ball Launcher. Rentals are provided from the Company’s worldwide locations and represented approximately 11.2% of revenues in 2023 compared to 11.6% in 2022 and 10.9% in 2021.

Manufacturing

Dril-Quip has manufacturing facilities in Houston, Texas; Aberdeen, Scotland; Singapore; Macae, Brazil; and Edmonton, Canada. See “Item 2. Properties—Manufacturing Facilities.” Dril-Quip maintains its high standards of product quality through the use of quality control specialists and implementation of continuous improvement methodologies. These continuous improvement methodologies leverage Lean practices and focus on improving processes with the goal of providing world-class quality, delivery and service to our customers at the highest possible value.

The Company’s Houston, Aberdeen, Singapore, and Macae manufacturing plants are ISO 14001, OHSAS 18001 and ISO 9001 certified. The Edmonton manufacturing plant is ISO 9001 certified. The Houston, Aberdeen, Singapore, and Macae plants are also licensed to applicable American Petroleum Institute (API) product specifications and are API Q1, 9th edition and API Q2 compliant. The Edmonton plant is licensed to API 6A product specifications and is API Q1 compliant. Dril-Quip works to maintain its high standards of product quality through the use of precision measuring equipment such as MRP gages, Faro Arms, Coordinate Measuring Machine and the application of Lean practices. The Company has the capability to manufacture its products globally and continues to have local capability in key critical markets. The Company’s primary raw material is forged steel products which it procures from qualified forging suppliers located globally as well as domestically.

Dril-Quip’s manufacturing facilities utilize state-of-the-art computer numerically controlled (CNC) machine tools and equipment, which contribute to the Company’s product quality and timely delivery. The Company has made significant investments for a complete upgrade of its manufacturing of subsea wellheads with the latest equipment and technology.

Customers

The Company’s principal customers are major integrated, large independent and foreign national oil and gas companies. Drilling contractors and engineering and construction companies also represent a portion of the Company’s customer base. The Company’s customers are generally oil and gas companies that are well-known participants in exploration and production.

The Company is not dependent on any one customer or group of customers. In 2023, the Company’s top 15 customers represented approximately 59% of total revenues, and Chevron Corporation and its affiliated companies (“Chevron”) accounted for approximately 11% of total revenues. In 2022, the Company’s top 15 customers represented approximately 60% of total revenues, and Chevron accounted for approximately 10% of total revenues. In 2021, the Company’s top 15 customers represented approximately 59% of total revenue, and Chevron accounted for approximately 12% of total revenues. No other customer accounted for more than 10% of total revenues in 2023, 2022 or 2021. The number and variety of the Company’s products required in a given year by any one customer depends upon the amount of that customer’s capital expenditure budget devoted to exploration and production, the availability of rigs and floating production storage and offloading (FSPO) units, and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company’s results of operations.

Backlog

Backlog consists of firm customer orders of Dril-Quip products for which a purchase order, signed contract or letter of award has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s backlog primarily consists of our Subsea products. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time. The Company’s product backlog was approximately $262.8 million and $240.9 million at December 31, 2023 and 2022, respectively. The backlog at the end of 2023 represents an increase of approximately $21.9 million, or 9.1%, from the end of 2022. The Company’s backlog balance was positively impacted during 2023 as our product bookings increased primarily due to improvement in market conditions, the addition of Great North bookings, and a decrease in cancelations compared to 2022.

The Company expects to fill approximately 70% to 80% of the December 31, 2023 product backlog by December 31, 2024. The remaining backlog at December 31, 2023 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times.

See “Item 1A. Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”

Marketing and Sales

Dril-Quip has a multifaceted approach to marketing and sales to effectively promote its products and services globally. Utilizing digital marketing channels and its direct sales personnel across diverse domestic and international locations, the Company strives for direct and personalized engagement with clients.

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

Dril-Quip also has integrated digital and web-based strategies into its marketing initiatives, recognizing the evolving landscape of the sales cycle. Dril-Quip’s official website serves as a central hub, offering comprehensive information about products and services, complemented by a strategic presence on social media platforms. The Company enhances its visibility and industry awareness by participating in virtual and industry conferences and trade shows and utilizes digital channels for targeted marketing and advertising. This digital integration complements traditional sales efforts, for a holistic approach to international market promotion of the Company’s products and services.

The Company’s customers generally order products on a purchase order basis. Orders, other than those considered to be long-term projects, are typically filled within twelve months after receipt, depending on the type of product and whether it is sold out of inventory or requires some customization. Contracts for certain of the Company’s larger, more complex products, such as subsea production trees can take a year or more to complete.

Increasingly, customers enter into long-term contracts (generally three years or more) with the Company covering the purchase of goods and services. These long-term contracts generally specify the products and services, the standard terms of the agreement and often times the price of the goods and services to be purchased. Purchase orders that reference this long-term agreement are then issued by the customer to the Company for specific quantities of the goods and services. The customer order is not included in backlog or bookings until after a purchase order is obtained.

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

Dril-Quip’s product development work is primarily conducted at its facilities in Houston, Texas. Our Houston facility comprises ~35,000 ft2 of best-in-class testing capacity supplemented by industry leading engineering capability. This allows us to fully test and qualify our designs to meet the needs of our customers. In addition to this capability, the Company’s application engineering staff provides technical services to customers in connection with the design and sales of its products. The Company’s ability to develop new products and maintain technological advantages is important to its future success. See “Item 1A. Risk Factors—Our business could be adversely affected if we do not develop new products and secure and retain patents related to our products.”

Some notable examples of our Product Development successes are as follows:

•
The XPak De liner hanger, which provides our customers with both a replacement and an improvement to industry standard sub-mudline supplemental hanger systems. This product successfully passed field trials in 2021 and continues to be a focus of our product development efforts in order to access other geographies such as Brazil, Guyana and the continental USA.

•
DXe hydraulic connectors were successfully developed and installed in the Norwegian North Sea, utilizing our patented DXe profile.
•
Dril-Quip continues to see successful installations of our Horizontal Subsea Tree (HXT) which utilizes our ‘e’ series technologies which fundamentally reduce cost of ownership for our customers as well as addresses a significant reduction in Carbon Footprint due to efficiency of installation.
•
Our fully designed, tested and qualified high pressure subsea wellhead technology (SS-20) for 20k applications also continues to gain adoption as operators look for new discoveries across the globe.
•
Dril-Quip successfully designed, tested and qualified wellhead systems against arduous customer specifications and becoming the 1st company globally to pass these enhanced specifications.

Dril-Quip is also embracing the Energy Transition and aligning its core capabilities in the areas of Product Development and Engineering towards markets focused on Carbon Capture, Utilization and Storage (CCUS) and Geothermal Energy. Our ability to develop products to suit different operating parameters will position us well for future market opportunities.

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

Dril-Quip will continue to strive for technological excellence and is well positioned to succeed across multiple sectors in the coming years. Our strong foundational product developments provide a solid platform for our future.

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

Talent and Human Capital Management

Our people are the key to achieving our vision, and nurturing a transparent, collaborative and development focused culture drives alignment with our business strategy to achieve sustainable long-term shareholder value. We believe that building a diverse, inclusive culture helps build an engaged and empowered workforce to manage our business with a focus on health and safety, the environment, ethical behavior, quality and being a good corporate citizen in all countries in which we operate. We aim to attract and retain the right talent with the competencies and motivation required to execute our business strategy. Our global human capital strategy drives a consistent approach to people development and provides tools to facilitate employee development. Performance management and leadership succession are a key part of our people development process that helps identify and develop future leadership talent. Our board provides oversight to the leadership succession process to review our human capital analytics on workforce demographics, diversity and inclusion, hiring and attrition rates and succession readiness. These metrics are tracked, and progress is measured at cascading levels of the organization.

Core Values and Culture

Fostering and maintaining a strong, transparent and collaborative culture is a key strategic focus to advance organizational and individual development. Our core values and beliefs demonstrate who we are and the way our employees interact with one another, our customers, suppliers and shareholders. We believe in doing the right thing first and always. Ethics and integrity are the foundations of our culture and the guiding principles that direct everything we do. Safety and environment protection are our highest priorities. Our culture of collaboration helps to work together with customers to provide the best solution with our innovative technology and services. Our transparent culture facilitates open communication, feedback, and helps build trust.

Employees

The total number of the Company's employees as of December 31, 2023 was 1,659, a 22.3% increase from December 31, 2022. Of those 1,659 employees, 545 were located in the United States. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good. At the end of fiscal year 2023, the Company’s global workforce was 85.3% male and 14.7% female. As a manufacturing organization, our workforce is made up of a high percentage of roles that are predominantly held by male workers such as welders, machinists, and workshop and offshore technicians.

The Company’s operations depend in part on its ability to attract quality employees. We provide employee wages and salaries that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. While the Company believes that its wage and salary rates are competitive and that its relationship with its labor force is good, a significant increase in the wages and salaries paid by competing employers could result in a reduction of the Company’s labor force, increases in the wage and salary rates paid by the Company or both. If either of these events were to occur, in the near-term, the profits realized by the Company from work in progress would be reduced and, in the long-term, the production capacity and profitability of the Company could be diminished, and the growth potential of the Company could be impaired. See “Item 1A. Risk Factors—Loss of our key management or other personnel could adversely impact our business.”

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

The Women Empowerment Network (WEN) organized several health, wellness and career related programs to support a women’s peer network with a focus on furthering career development and networking opportunities. Our commitment to supporting communities to further improve employee engagement has resulted in overwhelming response to volunteering efforts.

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

• Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our performance management process as part of our annual review procedures and upon internal transfer and/or promotion.

Employee Benefits

We have demonstrated a history of investing in our workforce by offering competitive salaries and wages. To foster a stronger sense of ownership and align the interests of employees with shareholders, restricted stock units are provided to eligible employees under our broad-based stock incentive programs. Furthermore, we offer comprehensive and locally relevant and innovative benefits to all eligible employees worldwide. In the U.S, these include, among other benefits:

• Comprehensive health insurance coverage is offered to employees working an average of 20 hours or more each week.

• Company subsidized group dental and vision care.

• The Company sponsors a defined-contribution (cash balance) 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees.

• Short-term and long-term disability benefits are provided to all full-time employees for added income protection.

• Health Savings Account (HSA) and Flexible Spending Accounts (FSA).

• Company paid life insurance and accidental death and dismemberment benefits.

• Employee assistance program for concerns or emotional issues surrounding personal or work life. Unlimited access to consultants by telephone and tools online for help with short-term problems.

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

Employee Turnover

We continually monitor employee turnover rates, both regionally and globally, as our success depends upon retaining our highly trained manufacturing and operating personnel. We believe the combination of competitive compensation and career growth and development opportunities help increase employee tenure and reduce voluntary turnover. Voluntary workforce turnover (rolling 12-month attrition) was 8.9% in December 2023. The average tenure of our employees is approximately 7.5 years, and about 36% of our employees have been employed by us for more than ten years.

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

In recent years, increased concern has been raised over the protection of the environment. Legislation to regulate emissions of greenhouse gases has been introduced, but not enacted, in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. In November 2015, the United Nations Climate Change Conference (COP21) was held in Paris with the goal to achieve a legally binding and universal agreement on climate, with the aim of keeping global warming below 2°C (Celsius), from all nations, regardless of size. The Paris Agreement, signed by the U.S. on April 22, 2016, requires countries to review and “represent a progression” in their nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. Although the Trump administration had withdrawn the U.S. from the Paris Agreement on November 4, 2020, the Biden administration officially reentered the U.S. in the Paris Agreement in February 2021. In April 2021, the Biden administration announced a new goal to reduce greenhouse gas emissions by 50% to 52% economy-wide by 2030 compared to 2005. In November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions by 30% by 2030, and cooperating toward the advancement of the development of clean energy. With the United States recommitting to the Paris Agreement, executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve the agreement’s goals. Additionally, in August 2022, President Biden signed into law the Inflation Reduction Act, which contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies, which could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels.

The Environmental Protection Agency (EPA) has undertaken efforts to collect information regarding greenhouse gas emissions and their effects. Following a 2009 finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA expanded its regulations relating to those emissions and adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. Moreover, specific design and operational standards apply to U.S. outer continental shelf vessels, rigs, platforms, vehicles, structures and equipment.

The U.S. Bureau of Safety and Environmental Enforcement (BSEE) regulates the design and operation of well control and other equipment at offshore production sites, among other requirements. BSEE has adopted stricter requirements for subsea drilling production equipment. In April 2016, BSEE published a final blowout preventer systems and well control rule, which focuses on blowout preventer requirements and includes reforms in well design, well control, casing, cementing, real-time monitoring and subsea containment, among other things. BSEE also finalized a rule in September 2016 concerning production safety systems for oil and natural gas operations on the Outer Continental Shelf. However, in December 2017, BSEE published a proposed rule that would revise a number of the requirements in the September 2016 rule. The final rule implementing these revisions was published in September 2018. Subsequently, on May 2, 2019, BSEE issued the 2019 Well Control Rule, the revised well control and blowout preventer rule governing Outer Continental Shelf (OCS) activities. The new rule revised the then existing regulations impacting offshore oil and gas drilling, completions, workovers, and decommissioning activities. Specifically, the 2019 Well Control Rule addresses six areas of offshore operations: well design, well control, casing, cementing, real-time monitoring, and subsea containment. The revisions were targeted to ensure safety and environmental protection while correcting errors in the 2016 rule and reducing unnecessary regulatory burden. In January 2021, President Biden issued Executive Order 13990, which directed agencies to review the 2019 Well Control Rule to determine that OCS activities were being conducted safely and in an environmentally responsible manner. In August 2023, BSEE published the 2023 Well Control Rule, which includes additional requirements intended to enhance safety and oversight standards.

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

In September 2018, the President directed the U.S. Trade Representative (USTR) to place additional tariffs on approximately $200 billion worth of additional imports from China. These tariffs, which took effect on September 24, 2018, were initially set at a level of 10 percent until the end of the year, at which point the tariffs were to rise to 25 percent. However, on December 19, 2018, USTR postponed the date on which the rate of the additional duties would increase to 25 percent until March 2, 2019. On May 9, 2019, USTR announced that the United States increased the level of tariffs from 10 percent to 25 percent on approximately $200 billion worth of Chinese imports. The President also ordered USTR to begin the process of raising tariffs on essentially all remaining imports from China, which are valued at approximately $300 billion. On August 13, 2019 and August 23, 2019, USTR announced the imposition of an additional tariff of 15 percent on approximately $300 billion worth of Chinese imports, effective September 1, 2019 (or December 15, 2019 for certain articles). Following the conclusion of a phase one trade deal with China, USTR suspended the implementation of the 15 percent additional duty on approximately $160 billion worth of Chinese imports and reduced the applicable duty from 15 percent to 7.5 percent for $120 billion worth of Chinese imports. Negotiations for a phase two trade deal with China had begun prior to the outbreak of the global COVID-19 and if continued could lead to additional changes to the tariff rates described above.

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

Executive Officers of the Registrant

Pursuant to the instructions to Item 401 of Regulation S-K, the following information is included in Part I of this Form 10-K:

The following table sets forth the names, ages (as of February 20, 2024) and positions of the Company’s executive officers:

Name	Age	Position
Jeffrey J. Bird	57	President, Chief Executive Officer and Director
James C. Webster	54	Vice President, General Counsel and Secretary
Kyle F. McClure	48	Vice President and Chief Financial Officer
Donald M. Underwood	64	Vice President - Subsea Products

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

Risks Related to Environmental, Social and Governance (“ESG”)

Increasing attention to ESG matters may impact our business.

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

Oil and gas prices and the level of drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and macroeconomic events have contributed to crude oil and natural gas price volatility and are likely to continue to do so in the future. In addition, the effects of global health epidemics and concerns, such as COVID-19, has materially impacted demand for crude oil and natural gas which has contributed to further price volatility.

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

Our business, financial condition, and results of operations could be adversely affected by disruptions in the global economy caused by the wars in Ukraine and Gaza.

U.S. and global markets are experiencing volatility and disruption related to the escalation of geopolitical tensions and the military conflicts currently ongoing in Ukraine and the Gaza Strip. These conflicts could lead to market or operational disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Russia, Europe’s largest provider of natural gas, has significantly reduced the export of natural gas compared to the beginning of the conflict in Ukraine resulting in increased natural gas prices and the potential for natural gas shortages. In addition, the continuation of the invasion of Ukraine by Russia or the war between Israel and Hamas (including the potential escalation or geographic expansion of which could heighten other risks identified in this report) could lead to other disruptions, instability and volatility in global markets and industries, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Our business may also be affected by sanctions and export controls targeting Russia and other responses to Russia’s invasion of Ukraine.

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

As the invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export-controls or other economic or military measures against Russia. Although we have minimal operational exposure in Russia with no revenue for the year ended December 31, 2023, and we do not intend to commit further capital towards projects in Russia, the full impact of the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and they could adversely affect oil and gas companies, including many of which are our customers, as well as the global supply chain.

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

Increases in commodity prices for items such as nickel, molybdenum and heavy metal scrap that are used to make the steel alloys required for our products can result in an increase in our raw material costs. Like others in our industry, in 2022 and 2023, we faced, and continue to face, inflationary pressures. Similarly, any increase in energy costs would increase our product costs. If we are not successful in raising our prices on products to compensate for any increased raw material or energy costs, our margins will be negatively impacted.

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

We have substantial international operations, with approximately 74.9% of our revenues derived from foreign sales in 2023, 66.2% in 2022 and 63.8% in 2021. We operate our business and market our products and services in many of the significant oil and gas producing areas in the world and are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with our international operations include:

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

Our principal customers are major integrated oil and gas companies, large independent and foreign national oil and gas companies throughout the world. Drilling contractors, other oilfield contractors and engineering and construction companies also represent a portion of our customer base. In 2023, our top 15 customers represented approximately 59% of total revenues, and Chevron accounted for approximately 11% of total revenues. In 2022 and 2021, our top 15 customers represented approximately 60% and 59% of total revenues, respectively, while Chevron accounted for approximately 10% and 12%, respectively of 2022 and 2021 total revenues. The loss of one or more of our significant customers could have an adverse effect on our results of operations, financial position and cash flows.

We depend on third-party suppliers for timely deliveries of raw materials, and our results of operations could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

Our manufacturing operations depend upon obtaining adequate supplies of raw materials from third parties. The ability of these third parties to deliver raw materials may be affected by events beyond our control. Restrictions or disruptions of transportation related to events beyond our control, including reduced availability of air transport, port closures and increased border controls or closures, have resulted in higher costs and delays, both on obtaining raw materials and shipping finished goods to customers. Any interruption or increased costs in the supply of raw materials needed to manufacture our products could adversely affect our business, results of operations and reputation with our customers.

Financial Risks

Inflation may adversely affect our financial position and results of operations.

Increases in the cost of wages, materials, parts, equipment and other operational components has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. In addition, inflation has also resulted in higher interest rates in the U.S., which can lead to an increase in the cost of debt borrowing in the future, as well as supply chain shortages, an increase in the costs of labor, currency fluctuations and other similar effects.

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

During 2023, Brent crude oil prices fluctuated, with a high of $97.10 per barrel, a low of $71.03 per barrel. According to the January 2024 release of the Short-Term Energy Outlook published by the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent crude oil prices averaged approximately $82.49 per barrel in 2023, and the price is forecasted to average $82.49 per barrel in 2024 and $79.48 per barrel in 2025. Crude oil prices declined in 2023, largely due to geopolitical turmoil. Further, crude oil prices have fluctuated considerably in recent years, in large part due to the ongoing conflict between Russia and Ukraine. The recent escalation between Israel and Hamas may also have an impact on energy and commodity prices. We are unable to predict the impact that future supply and demand balances, weather events or conflicts may have on the global economy, our industry or our business, financial condition, results of operations or cash flows. Further, continued volatility in market conditions may further deteriorate the financial performance or future prospects of our operating segments from current levels, which may result in an impairment of long-lived assets or inventory and negatively impact our financial results in the period of impairment.

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

We conduct a portion of our business in currencies other than the U.S. dollar, and our operations are subject to fluctuations in foreign currency exchange rates. We cannot assure you that we will be able to protect the Company against such fluctuations in the future. Further, we cannot assure you that the countries in which we currently operate will not adopt policies limiting repatriation of earnings in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain a cybersecurity program that is reasonably designed to protect our information, and that of our customers, against cybersecurity threats that may result in adverse effects on the confidentiality, integrity, and availability of our information systems.

Internal Cybersecurity Team and Governance

Board of Directors

Our Board, in coordination with the Audit Committee, oversees the Company’s enterprise risk management process, including the management and monitoring of risks arising from cybersecurity threats. The Company’s management regularly reviews with the Board and the Audit Committee the measures implemented by the Company designed to identify and mitigate data protection and cybersecurity risks. As part of such reviews, the Board and the Audit Committee receive reports and presentations quarterly, and on an as-needed basis, from members of our team responsible for overseeing the company’s cybersecurity risk management, including the head of our IT department, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. In addition, we employ a major international accounting firm to act as our internal audit function and cybersecurity experts from the firm regularly assess the Company’s data protection and cybersecurity systems and present the results of its assessments to our Audit Committee. We have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported to the Board, as well as ongoing updates regarding any such incident until it has been addressed.

Internal Cybersecurity Team

Our internal cybersecurity team, led by our IT Director, is responsible for implementing, monitoring, and maintaining cybersecurity and data protection practices across the company. The team includes IT Security staff with over 27 years of collective cybersecurity work experience and the globally recognized Certified Information Systems Security Professional (CISSP) credential. In addition to our internal cybersecurity capabilities, we regularly engage cybersecurity consultants to assess, identify, and manage cybersecurity risks.

Management

Our entire management team periodically participates in the review of our cybersecurity systems, processes, threats and incidents with our internal cybersecurity team, including the controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. Our entire management team also periodically participates in cybersecurity incident response exercises with our third-party cybersecurity firms to review how material incidents will be handled and reported. Our internal cybersecurity team works closely with our Legal department to oversee compliance with legal, regulatory and contractual security requirements.

Risk Management and Strategy

We employ systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at key third-party vendors, service providers or customers or otherwise implicating the third-party technology and systems we use. The Company maintains cybersecurity risk insurance as part of its protection against potential losses arising from a cybersecurity incident.

Security Policy and Requirements

The Company regularly conducts cybersecurity training for its employees along with ongoing tests such as simulated phishing exercises for its employees. The Company also has its third-party service provider regularly conduct penetration testing and vulnerability scanning.

Response

With respect to incident response, we have adopted a Cybersecurity Incident Response Plan that applies in the event of a significant cybersecurity threat or incident (the “IRP”) to provide a standardized framework for responding to security incidents. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. The IRP applies to all Company personnel (including third-party contractors, vendors and partners) that perform functions or services require access to secure Company information, and to all devices and network services that are owned or managed by the Company.

Material Cybersecurity Risks, Threats & Incidents

Evolving cybersecurity threats have and will continue to pose difficulties in preventing, detecting, mitigating, and remediating cybersecurity incidents. While we have not experienced any material, or reasonably likely material, cybersecurity threats or incidents during the reporting period, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents.

We rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. Despite ongoing efforts to continue improvement of our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions, statutory penalties, among other consequences. Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” under the heading “Risks Related to Cybersecurity and Technology,” which should be read in conjunction with the foregoing information.

Item 2. Properties

Manufacturing Facilities

Location	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Owned or Leased
Houston, Texas	1,158,368	128.0	Owned
Aberdeen, Scotland	147,000	24.1	Owned
Singapore	293,200	14.4	Leased
Macae, Brazil	169,600	10.6	Owned
Edmonton, Canada	72,088	5.0	Leased

For additional information on our manufacturing facilities, see “Item 1. Business - General” and “Manufacturing.”

Sales, Service and Reconditioning Facilities

Location*	Building Size (Approximate Square Feet)	Land (Approximate Acreage)	Activity
Villahermosa, Mexico	18,836	2.9	Sales/Service/Warehouse
Anaco, Venezuela*	3,000	0.1	Sales/Service/Warehouse
Quito, Ecuador	2,600	0.1	Sales
Shushufindi, Ecuador	135,800	3.1	Sales/Service/Warehouse
Stavanger, Norway*	42,000	6.1	Sales/Service/Reconditioning/Warehouse/Fabrication
Esbjerg, Denmark	51,000	2.6	Sales/Service/Reconditioning/Warehouse
Takoradi, Ghana	2,500	0.8	Service/Reconditioning/Warehouse
Abidjan, Ivory Coast	8,250	—	Rental/Reconditioning/Warehouse
Cairo, Egypt	2,200	—	Sales
Alexandria, Egypt	5,200	0.6	Service/Reconditioning/Warehouse
Doha, Qatar	8,900	—	Service/Reconditioning/Warehouse
Shekou, China	11,100	—	Sales/Service/Warehouse
Perth and Welshpool, Australia	28,000	2.9	Sales/Service/Reconditioning/Warehouse
Mumbai, India	130	—	Sales
Jakarta, Indonesia	150	—	Sales
Kuala Lumpur, Malaysia	400	—	Sales
Beijing, China	120	—	Sales
Edmonton, Canada	25,734	—	Sales/Service/Reconditioning/Warehouse/Assembly
Grande Prairie, Canada	38,700	9.7	Sales/Service/Warehouse
Red Deer, Canada	8,000	1.2	Sales/Service/Warehouse
Red Deer, Canada	18,000	2.3	Sales/Service/Warehouse
Kindersley, Canada	10,080	2.6	Sales/Service/Warehouse
Swift Current, Canada	7,000	2.0	Sales/Service/Warehouse
Estevan, Canada	8,500	5.0	Sales/Service/Warehouse
Brooks, Canada	8,800	10.2	Sales/Service/Warehouse
Bonnyville, Canada	12,000	1.0	Sales/Service/Warehouse
Lloydminster, Canada	4,800	0.9	Sales/Service/Warehouse
Calgary, Canada	3,565	—	Sales

*These facilities are owned; all other facilities are leased.

The Company also performs sales, service and reconditioning activities at its facilities in Houston, Aberdeen, Singapore, Macae, and Edmonton. For additional information on our manufacturing facilities, see “Item 1. Business – General.”

Item 3. Legal Proceedings

For information with respect to this item, see “Contingencies,” Note 17 of Notes to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is publicly traded on the New York Stock Exchange under the symbol “DRQ.”

There were approximately 228 stockholders of record of the Company’s common stock as of December 31, 2023. This number includes the Company’s employees and directors that hold shares but does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

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

Information concerning securities authorized for issuance under equity compensation plans is included in “Stock-Based Compensation and Stock Awards,” Note 19 of Notes to Consolidated Financial Statements in Item 8 of Part II, which in incorporated herein by reference.

Repurchase of Equity Securities

For the year ended December 31, 2023, the Company did not purchase any shares under the share repurchase plans. However, the Company withheld 46,172 shares for restricted stock awards vested in 2023 at an average price of approximately $23.70. The following table summarizes the repurchase and cancellation of our common stock during the year ended December 31, 2023.

Twelve months ended December 31, 2023
Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
-	-	-	103.5
-	$-	-	$103.5

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

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock to the cumulative total shareholder return on the Standard & Poor’s 500 Stock Index, a broad stock index, and the VanEck Oil Services ETF Index (“OIH”), an index of oil and natural gas related companies that represents an industry composite of peers. This graph covers the period from December 31, 2018 through December 31, 2023 and assume the investment of $100 on December 31, 2018 and the reinvestment of all dividends, if any. The shareholder return set forth is not necessarily indicative of future performance.

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

Item 6. [Removed and Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income (loss) and cash flows during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto presented elsewhere in this report.

For a discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

The Company designs, manufactures, sells and services highly engineered drilling and production equipment for both offshore and onshore applications. The Company’s principal products consist of subsea and surface wellheads, specialty connectors and associated pipes, subsea production systems, mudline hanger systems, production riser systems, dry tree systems, subsea manifolds, line hangers and expandable liner systems, multi-frac well connections, conventional wellhead, thermal wellhead, completion packers and safety and kelly valves. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies and drilling contractors throughout the world. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip’s customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.

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

Recent Developments

On July 31, 2023, TIW Canada ULC (“Purchaser”), an unlimited liability company governed by the Laws of Alberta and wholly-owned subsidiary of Dril-Quip, acquired all of the issued and outstanding shares in the capital of 1185641 B.C. Ltd. (d/b/a Great North Wellhead and Frac), a corporation governed by the laws of the province of British Columbia (“Great North Wellhead”), pursuant to a definitive agreement (the “Share Purchase Agreement”), dated as of July 31, 2023, among each of the shareholders of Great North Wellhead (collectively, “Sellers”), Industrial Growth Partners V AIV L.P., in its capacity as agent to Sellers thereunder, Purchaser and, solely in its capacity as guarantor for the obligations of Purchaser thereunder, Dril-Quip for a cash purchase price of $105 million CAD, approximately $79.8 million. The purchase price is subject to customary purchase price adjustments and includes potential earnout payments of up to $30 million CAD, approximately $22.8 million, to be paid over the course of 2024 and 2025 if Great North Wellhead and its subsidiaries meet specific revenue growth targets.

The parties have made customary representations and warranties to each other. The Share Purchase Agreement also contains customary covenants.

For information with respect to this item, see “Business Acquisitions,” Note 3 of Notes to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.

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

In February 2022, Russia invaded Ukraine, resulting in wide-ranging sanctions imposed on Russia by certain members of the European Union, the United Kingdom and the United States, among others, higher oil prices and increased uncertainty in global markets. As Russia’s invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export-controls or other economic or military measures against Russia. Although we have minimal operational exposure in Russia and we do not intend to commit further capital towards projects in Russia, the full impact of the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and could adversely affect oil and gas companies, many of which are our customers, as well as the global supply chain. For more information on the risks associated with the invasion of Ukraine, see “Item 1A. Risk Factors” in this report.

We continue to monitor the current global economic environment, specifically including inflationary pressures and the macroeconomic impact of the conflicts in Ukraine and Israel, and any resulting impacts on our financial position and results of operations. See our “Item 1A. Risk Factors” in this report.

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

The volatility in Brent crude oil prices over the past four years continues to have an effect on major integrated, large independent and foreign national oil and gas companies’ capital expenditure budgets. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the availability, expiration date and price of leases and rigs, the discovery rate of new oil and gas reserves, and technological advances. Oil and gas prices and the level of drilling and production activity have historically been characterized by significant volatility. Future declines in oil and gas prices may further adversely affect the willingness of some oil and gas companies to make capital expenditures on exploration, drilling and production operations, which could have an adverse impact on the Company’s results of operations, financial position and cash flows. See “Item 1A. Risk Factors—A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.”

During 2023, Brent crude oil prices fluctuated, with a high of $97.10 per barrel, a low of $71.03 per barrel, and an average of $82.49 per barrel compared to an average of $100.94 per barrel in 2022. According to the January 2024 release of the Short-Term Energy Outlook published by the EIA, Brent crude oil prices are projected to average $82.49 per barrel in 2024 and $79.48 per barrel in 2025. The International Energy Agency projected the global oil demand to grow by approximately 1.2 million barrels per day to a total of 104.2 million barrels per day in 2024 based on its January 2024 Oil Market Report.

Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the years ended December 31, 2023 and 2022. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	2023		2022
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Mobile Offshore Drilling Units	146	403	137	376

Source: IHS—Petrodata RigBase— December 31, 2023, and 2022

According to IHS-Petrodata RigBase, as of December 31, 2023, there were 556 rigs contracted for the Company (146 floating rigs and 410 jack-up rigs), which represents a 7.1% increase from the rig count of 519 rigs (139 floating rigs and 380 jack-up rigs) as of December 31, 2022.

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products and from leasing our forging facility. In 2023, the Company derived 63.9% of its revenues from the sale of its products, 24.9% of its revenues from services and 11.2% from leasing revenues, compared to 66.5%, 21.9% and 11.6% for products, services and leasing in 2022, respectively. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. The Company has substantial international operations, with approximately 74.9% of its revenues derived from foreign sales in 2023 and 66.2% in 2022. Substantially all of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 25.1% of the Company’s total revenues in 2023 and 33.8% in 2022. Revenue is based on the location where services are provided and products are sold.

Product contracts are negotiated and sold separately from service contracts. In addition, service contracts are not included in the product contracts or related sales orders and are not offered to the customer as a condition of the sale of the Company’s products. The demand for products and services is generally based on worldwide economic conditions in the oil and gas industry and is not based on a specific relationship between the two types of contracts. Substantially all of the Company’s sales are made on a purchase order basis. Purchase orders are subject to change and/or termination at the option of the customer. In case of a change or termination of over time contracts, the customer is required to pay the Company for work performed and other costs necessarily incurred due to the change or termination.

Generally, the Company attempts to raise its prices as its costs increase. However, the actual pricing of the Company’s products and services is impacted by a number of factors, including global oil prices, competitive pricing pressure, the level of utilized capacity in the oil service sector, maintenance of market share, the introduction of new products and general market conditions.

The Company accounts for larger and more complex projects that have relatively longer manufacturing time frames on an over time basis. During 2023, there were 75 projects that were accounted for using the over time method, which represented approximately 25.5% of the Company’s total revenues and 40.0% of the Company’s product revenues. During 2022, there were 79 projects that were accounted for using the over time method, which represented approximately 34.7% of the Company’s total revenues and 52.1% of the Company’s product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability. See “Item 1A. Risk Factors—We may be required to recognize a charge against current earnings because of over time method of accounting.”

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

Acquisition Costs. Acquisition costs consist of expenses related to the acquisition and integration of a business acquired.

Change in Fair Value of Earn-Out Liability. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement.

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

Results of Operations

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Year Ended December 31,
	2023	2022
	(In millions)
Revenues:
Products:
Subsea products	$198.3	$194.3
Well Construction	72.7	46.5
Total products	271.0	240.8
Services:
Subsea services	72.3	60.9
Well construction services	33.4	18.2
Total services	105.7	79.1
Leasing:
Subsea leasing	29.1	33.6
Well Construction leasing	18.3	8.4
Total leasing	47.4	42.0
Total revenues	$424.1	$361.9

The following table sets forth, for the periods indicated, our revenues and operating income (loss) by business segments:

	Year Ended December 31,
	2023	2022
	(In millions)
Revenue
Subsea products	$198.3	$194.3
Subsea services	101.4	94.5
Well construction	124.4	73.1
Total revenue	$424.1	$361.9
Operating income (loss)
Subsea products	$8.5	$8.9
Subsea services	18.4	8.4
Well construction	10.9	14.3
Segment operating income (loss)	37.8	31.6
Corporate	(32.5)	(31.1)
Total operating income (loss)	$5.3	$0.5

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenues. Revenues increased by $62.2 million, or approximately 17.2%, to $424.1 million in 2023 from $361.9 million in 2022.

Subsea Products revenue increased by approximately $4.0 million, which was primarily driven by Subsea Wellhead and Connector orders in 2023 in the growing international offshore markets, partially offset by lower Subsea Tree demand in the current year.

Subsea Service revenue increased by approximately $6.9 million, which was primarily driven by customer specific increases primarily in the US and Brazil.

Well Construction revenue increased by approximately $51.3 million, which was primarily driven by the acquisition of Great North in the third quarter which contributed $35.2 million in revenue for the year, as well as large bore liner hanger growth in offshore Brazil, Mexico, and West Africa.

Cost of Sales. Cost of sales increased by $42.6 million, or 16.0%, to $308.5 million in 2023 from $265.9 million in 2022. This increase was primarily due to the acquisition of Great North in the third quarter which contributed $20.3 million in cost of sales for the year, as well as large bore liner hanger growth, and higher revenue for subsea services and rework. Cost of sales as a percentage of revenue decreased to 72.7% in 2023 as compared to 73.5% in 2022.

Selling, General and Administrative Expenses. For 2023, selling, general and administrative expenses increased by approximately $7.3 million, or 7.8%, to $101.5 million from $94.2 million in 2022. This increase was primarily due to the addition of Great North SG&A expenses of $5.0 million and an increase in costs associated with the acquisition and integration of Great North.

Engineering and Product Development Expenses. For 2023, engineering and product development expenses increased by approximately $0.9 million, or 7.7%, to $12.6 million from $11.7 million in 2022. Engineering and product development expenses as a percentage of revenue decreased to 3.0% in 2023 from 3.2% in 2022. The marginal increase in expense was primarily due to increased testing and qualification activities related to specific international customer requirements.

Restructuring and Other Charges. For 2023, the Company incurred costs of approximately $3.2 million under the 2021 global strategic plan. The restructuring charges incurred during the current year primarily consist of office moves, site cleanup, preparation costs, severance, consulting and legal fees. During the second quarter of 2023, the Company reassessed the reasonability of a restructuring liability related to its Well Construction business. During our assessment certain market exit costs became known and the liability was adjusted accordingly, resulting in a release of approximately $2.3 million, which partially offsets the current year restructuring costs. During 2022, the Company incurred $13.4 million under the 2021 global strategic plan. These charges were primarily related to write-downs of long-lived assets, severance and other charges. Long-lived asset write-downs consisted of $3.2 million for the Houston corporate administrative building and $2.5 million for obsolete machinery and equipment. Other charges totaled $6.8 million and consisted of consulting and legal fees, office moves, site cleanup and preparation costs. Severance charges totaled approximately $0.9 million for the year.

Gain on Sale of Property, Plant and Equipment. For 2023, gain on sale of property, plant and equipment was approximately $8.8 million, primarily related to the sale of our Houston aftermarket facility, forge facility, corporate administrative building, and certain obsolete machinery and equipment and scrap parts. For 2022, gain on sale of property, plant and equipment was approximately $20.0 million, primarily related to the sale of our Houston forge facility building and obsolete machinery and equipment.

Acquisition Costs. For 2023, acquisition costs were approximately $6.5 million, which related to the acquisition and integration of Great North in the third quarter of 2023.

Change in Fair Value of Earn-Out Liability. For 2023, contingent purchase consideration liabilities related to the acquisition of Great North. The Company remeasured the fair value of the contingent consideration as of December 31, 2023, resulting in a reduction of $2.3 million.

Foreign Currency Transaction (Gain) Loss. Foreign exchange gain for 2023 was $2.6 million as compared to a gain of $3.8 million for the same period in 2022.

Income Tax Provision. Income tax expense for 2023 was $12.9 million on an income before taxes of $13.5 million, resulting in an effective income tax rate of 95.5%. Income tax expense was different than the U.S. federal statutory income tax rate of 21% primarily due to changes in valuation allowances, nondeductible expenses, foreign income inclusions, foreign tax withholdings and credits, and other general business credits and incentives. Income tax expense in 2022 was $6.3 million on a income before taxes of $4.7 million, resulting in an effective tax rate of approximately 134.5%. The change in the effective income tax rate from 2022 to 2023 was primarily driven by the favorable outcomes of previously unrecognized tax benefit, change in valuation allowance against the net U.S. deferred tax assets as well as those in various foreign countries, the mix of foreign income taxed at different statutory rates, an increase in non-taxable income, nondeductible expenses, foreign income inclusions and foreign tax credits.

Net Income (Loss). Net income was approximately $0.6 million in 2023, compared to a net loss of $1.6 million in 2022, for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Year Ended December 31,
	2023	2022
	(In thousands)
Net income (loss)	$604	$(1,624)
Add:
Interest income, net	(8,188)	(4,249)
Income tax provision	12,864	6,327
Depreciation and amortization expense	30,324	29,421
Restructuring and other charges	3,245	13,364
Acquisition costs	6,451	-
Change in fair value of earn-out liability	(2,282)	-
Gain on sale of property, plant and equipment	(8,754)	(20,019)
Foreign currency transaction gain	(2,549)	(3,756)
Stock compensation expense	10,892	10,363
Other	3,935	-
Adjusted EBITDA (1)	$46,542	$29,827

(1) Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Year Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$7,727	$(36,771)
Net cash used in investing activities	(79,813)	(30,105)
Net cash used in financing activities	(124)	(20,890)
	(72,210)	(87,766)
Effect of exchange rate changes on cash activities	(1,194)	(2,881)
Decrease in cash and cash equivalents	$(73,404)	$(90,647)

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

Net cash provided by operating activities in 2023 increased by approximately $44.5 million compared to 2022, primarily due to increases resulting from the change in operating assets and liabilities of $45.3 million.

The change in operating assets and liabilities during 2023 resulted in a $45.3 million increase in cash as compared to the change in operating assets and liabilities during 2022. The $5.4 million net increase in cash due to changes in trade receivables and unbilled receivables was mainly due to a significant increase in billings both for point in time orders and over-time orders as the rights became unconditional on the contract assets and were transferred to trade receivables. Increases in cash due to changes in prepaids and other assets was $43.3 million, primarily due to an income tax refund payment related to prior year tax returns and a decrease in advances to vendors related to projects accounted for on an over-time basis. Increase in cash due to the changes in accounts payable and accrued expenses was $25.0 million primarily due to timing of accounts payable distributions. These increases were partially offset by a $27.5 million decrease in cash due to changes in inventory levels, as we continually reassess our needs based on backlog trends.

Net income increased by $2.2 million to a net income of $0.6 million in 2023 from a net loss of $1.6 million in 2022. The reasons for the increase in net income are set forth in the “Results of Operations” section above.

The change in investing cash flows for 2023 resulted in a $79.8 million decrease in cash primarily due to the acquisition of Great North, net of cash acquired of $82.3 million. Capital expenditures by the Company were $32.6 million and $18.9 million in 2023 and 2022, respectively. Capital expenditures in 2023 included $16.8 million for rental tools to support our developed products, $12.7 million for machinery and equipment related to our global strategic program which includes consolidation of our manufacturing facilities and other expenditures of $3.1 million. Capital expenditures in 2022 were incurred primarily to support our current and recently developed products and to support the strategic shift in our business model. Capital expenditures in 2022 included $10.2 million for rental tools, $6.3 million for machinery and equipment and other expenditures of $2.4 million.

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

For the year ended December 31, 2023, the Company did not purchase any shares under the share repurchase plans. However, the Company withheld 46,172 shares for restricted stock awards vested in 2023 at an average price of approximately $23.70. During the year ended December 31, 2022, the Company purchased 888,197 shares at an average price of $23.41 under the share repurchase plan for approximately $20.8 million. During the year ended December 31, 2021, the Company purchased 1,109,187 shares at an average price of $21.79 under the share repurchase plan for approximately $24.2 million. All repurchased shares were subsequently cancelled. Refer to Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion.

The Company believes that cash generated from operations plus cash on hand will be sufficient to fund operations, working capital needs and anticipated capital expenditure requirements for the next twelve months at current activity levels. However, if work activity increases, we expect further working capital investment will be required.

Credit Facility

The Company’s ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. In addition, we opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. As of December 31, 2023, the cash balance in that account was approximately $4.1 million. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times, which is considered as restricted cash and is included in “Restricted cash” in our consolidated balance sheets as at December 31, 2023 and December 31, 2022. Withdrawals from this cash collateral account are only allowed at such point that a given letter of credit has expired or has been cancelled.

Contractual Obligations

For information with respect to this item, see “Leases and Lease Commitments,” Note 12 of Notes to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.

Backlog

Backlog typically consists of firm customer orders of Dril-Quip products for which a purchase order, signed contract or letter of award has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. The Company’s backlog primarily consists of our Subsea products. Historically, the Company’s revenues for a specific period have not been directly related to its backlog as stated at a particular point in time.

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, volatility in the commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog was approximately $262.8 million at December 31, 2023 and $240.9 million at December 31, 2022. The backlog at the end of 2023 represents an increase of approximately $21.9 million, or 9.1%, from the end of 2022. We experienced an increase in product bookings during 2023 primarily due to improvement in market conditions, the addition of Great North bookings, and a decrease in cancelations compared to 2022.

The following table represents the change in backlog.

	Year Ended December 31,
	2023	2022
	(In thousands)
Beginning Backlog	$240,865	$210,119
Bookings:
Product (1)	295,419	293,847
Service	111,180	84,274
Leasing	47,359	42,033
Cancellation/Revision adjustments	(9,401)	(27,418)
Translation adjustments	1,418	80
Total Bookings	445,975	392,816
Revenues:
Product	271,021	240,842
Service	105,680	79,195
Leasing	47,359	42,033
Total Revenue	424,060	362,070
Ending Backlog (1)	$262,780	$240,865

(1) The backlog data shown above includes all bookings as of December 31, 2023, including contract awards and signed purchase orders for which the contracts would not be considered enforceable or qualify for the practical expedient under ASC 606. As a result, this table will not agree to the disclosed performance obligations of $43.0 million as of December 31, 2023, within “Revenue Recognition,” Note 6 of Notes to Consolidated Financial Statements.

The Company expects to fill approximately 70% to 80% of the December 31, 2023 product backlog by December 31, 2024. The remaining backlog at December 31, 2023 consists of longer-term projects which are being designed and manufactured to customer specifications requiring longer lead times.

See “Item 1A. Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.”

Business Segments

The Company’s organizational structure is based on product and service lines. The Company operates in three business segments— Subsea Products, Subsea Services, and Well Construction. Our Subsea Products business manufactures highly engineered, field-proven products with a wide array of deepwater drilling equipment and technology that meets the requirements for harsh subsea environments. Our Subsea Services business provides high-level aftermarket support and technical services with field technicians that support the full installation and lifecycle management of regulatory and industry standards, as well as offering industry training programs. Our Well Construction business provides products and services utilized in the construction of the wellbore such as completions, casing hardware and liner hanger systems. The Well Construction business also includes all of Great North’s operations as of the acquisition date. These products and services are used on both land and offshore markets. For information on revenues by business segment, see “Business Segments,” Note 13 of Notes to Consolidated Financial Statements.

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

The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency and in U.S. dollars for the balance of the contracts. The Company had, net of income taxes, a transaction gain of $2.0 million in 2023 and a transaction loss of $3.0 million in 2022. There is no assurance that the Company will be able to protect itself against such fluctuations in the future. The Company has put in place an active cash management process to convert excess foreign currency and concentrate this cash in certain of our holding company bank accounts to minimize foreign currency risk and increase investment income.

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

Assets Acquired and Liabilities Assumed in Business Combinations

Policy description

The Company accounts for its business combinations under the provisions of Accounting Standards Codification Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

Judgments and assumptions

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable management judgment. The fair value of property, plant and equipment is estimated using either the market approach or cost approach, depending on the availability of market information, The fair value of customer relationships is estimated using a multi-period excess earnings method. Under this method, the value is derived from cash flow projections for the customer relationships acquired, which includes significant judgments and assumptions relating to baseline revenue and revenue growth rates, EBITDA margins, contributory asset charges, customer attrition rate, and discount rate. The fair value of trademarks and developed technologies are estimated using the relief from royalty method. The valuation of an acquired business is based on available information at the acquisition date and assumptions that are believed to be reasonable. However, a change in facts and circumstances as of the acquisition date can result in subsequent adjustments during the measurement period, but no later than one year from the acquisition date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign currency exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company from December 31, 2022.

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

The Company uses a sensitivity analysis model to measure the potential impact on revenue and net income of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar over the previous year. Based upon this model, a 10% decrease would have resulted in a decrease in revenues of approximately $20.9 million and a decrease in net income of approximately $1.0 million for 2023. There can be no assurance that the exchange rate decrease projected above will materialize as fluctuations in exchange rates are beyond the Company’s control.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Management’s assessment and conclusion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 excludes an assessment of the internal control over financial reporting of Great North, which was acquired in a business combination on July 31, 2023. Great North represents approximately 11% of our consolidated total assets as of December 31, 2023 and approximately 8% of our consolidated revenues for the year ended December 31, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dril-Quip, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dril-Quip, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Great North from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Great North from our audit of internal control over financial reporting. Great North is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 11% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Reserve for Slow Moving, Excess and Obsolete Inventory

As described in Note 2 to the consolidated financial statements, management periodically performs obsolescence reviews on slow-moving and excess inventories, and reserves are established based on current assessments about future demands and market conditions. Management determines the reserve percentages based on an analysis of stocking levels, historical sales levels and future sales forecasts anticipated for inventory items by product type. The Company’s consolidated inventory balance was $194.6 million as of December 31, 2023, which was reduced by a reserve for slow moving, excess and obsolete inventory of $66.2 million.

The principal considerations for our determination that performing procedures relating to the reserve for slow moving, excess, and obsolete inventory is a critical audit matter are (i) the significant judgment by management when developing the reserve and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to stocking levels, historical sales levels, and future sales forecasts impacting the determination of the reserve percentages.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s reserve for slow moving, excess, and obsolete inventory, including controls over significant assumptions and data utilized. These procedures also included, among others (i) testing management’s process for developing the reserve; (ii) evaluating the appropriateness of the analysis performed by management; (iii) testing the completeness and accuracy of the underlying data used in the analysis; and (iv) evaluating the reasonableness of the significant assumptions used by management related to stocking levels, historical sales levels, and future sales forecasts. Evaluating management’s assumptions related to stocking levels, historical sales levels, and future sales forecasts involved considering (i) the consumption and use of inventory in previous periods; (ii) changes in market conditions; (iii) current backlog levels; and (iv) whether the assumptions were consistent with evidence obtained in other areas of the audit.

Acquisition of Great North – Valuation of Customer Relationships

As described in Notes 2 and 3 to the consolidated financial statements, on July 31, 2023, the Company completed the acquisition of Great North for total consideration of $87.7 million. Of the $22.3 million of acquired intangible assets recorded, $14.7 million related to customer relationships. The fair value of customer relationships was estimated by management using a multi-period excess earnings method. Management’s cash flow projections for the customer relationships acquired included significant judgments and assumptions relating to baseline revenue and revenue growth rates, EBITDA margins, contributory asset charges, customer attrition rate, and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of Great North is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to baseline revenues, EBITDA margins, contributory asset charges, customer attrition rate, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to baseline revenues, EBITDA margins, contributory asset charges, customer attrition rate, and discount rate. Evaluating management’s assumptions related to baseline revenues, EBITDA margins, and customer attrition rate involved considering (i) the current and past performance of the Great North business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the contributory asset charges, customer attrition rate, and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2024

We have served as the Company’s auditor since 2014.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Revenues:
Products	$271,021	$240,762	$213,263
Services	105,680	79,129	74,143
Leasing	47,359	42,033	35,042
Total revenues	424,060	361,924	322,448
Cost and expenses:
Cost of sales:
Products	211,414	203,759	178,494
Services	72,900	32,046	33,173
Leasing	24,189	30,130	30,689
Total cost of sales	308,503	265,935	242,356
Selling, general and administrative	101,517	94,206	115,036
Engineering and product development	12,649	11,740	15,104
Restructuring and other charges	3,245	13,364	78,933
Gain on sale of property, plant and equipment	(8,754)	(20,019)	(4,482)
Acquisition costs	6,451	-	-
Change in fair value of earn-out liability	(2,282)	-	-
Foreign currency transaction loss (gain)	(2,549)	(3,756)	836
Total costs and expenses	418,780	361,470	447,783
Operating income (loss)	5,280	454	(125,335)
Interest expense (income), net	(8,188)	(4,249)	212
Income (loss) before income taxes	13,468	4,703	(125,547)
Income tax provision	12,864	6,327	2,946
Net income (loss)	$604	$(1,624)	$(128,493)
Net income (loss) per common share:
Basic	$0.02	$(0.05)	$(3.63)
Diluted	$0.02	$(0.05)	$(3.63)
Weighted average common shares outstanding:
Basic	34,174	34,237	35,331
Diluted	34,473	34,237	35,331

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net income (loss)	$604	$(1,624)	$(128,493)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,535)	(12,024)	(6,874)
Total comprehensive income (loss)	$(931)	$(13,648)	$(135,367)

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$187,323	$259,407
Restricted cash	4,077	5,397
Short-term investments	25,908	32,232
Trade receivables, net	135,569	90,861
Unbilled receivables	148,429	144,428
Inventories	194,593	146,004
Prepaids expenses	14,119	19,874
Other current assets	9,699	32,438
Assets held for sale	-	19,383
Total current assets	719,717	750,024
Operating lease right of use assets	16,343	4,872
Property, plant and equipment, net	217,631	181,270
Deferred income taxes	8,989	4,488
Goodwill	16,654	-
Intangible assets	41,941	23,348
Other assets	6,906	5,949
Total assets	$1,028,181	$969,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,696	$43,019
Accrued income taxes	5,942	4,868
Contract liabilities	7,583	8,020
Accrued compensation	14,035	11,296
Operating lease liabilities	2,118	1,054
Other accrued liabilities	22,329	19,298
Total current liabilities	117,703	87,555
Deferred income taxes	10,564	3,756
Income tax payable	346	823
Operating lease liabilities, long-term	14,554	3,807
Other long-term liabilities	3,754	1,658
Total liabilities	146,921	97,599
Contingencies (Note 17)
Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 34,386,577 and 34,157,057 shares issued and outstanding at December 31, 2023 and December 31, 2022	343	343
Additional paid-in capital	100,289	90,450
Retained earnings	950,719	950,168
Accumulated other comprehensive losses	(170,091)	(168,609)
Total stockholders’ equity	881,260	872,352
Total liabilities and stockholders’ equity	$1,028,181	$969,951

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$604	$(1,624)	$(128,493)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,324	29,421	30,381
Stock-based compensation expense	10,892	10,363	14,895
Restructuring and other charges	(2,042)	7,829	75,214
Gain on sale of property, plant and equipment	(8,754)	(20,019)	(4,482)
Acquisition costs	3,381	-	-
Deferred income taxes	(2,867)	6,401	(8,701)
Changes in operating assets and liabilities:
Trade receivables, net	(25,839)	8,566	13,966
Unbilled receivables	(3,245)	(43,077)	37,721
Inventories, net	(28,635)	(1,151)	(5,482)
Prepaids and other assets	30,751	(12,545)	10,650
Accounts payable and accrued expenses	4,210	(20,768)	3,015
Other, net	(1,053)	(167)	(256)
Net cash provided by (used in) operating activities	7,727	(36,771)	38,428
Cash flows from investing activities:
Purchase of property, plant and equipment	(32,626)	(18,866)	(9,990)
Proceeds from sale of property, plant and equipment	28,776	20,993	6,783
Acquisition of Great North, net of cash acquired	(82,287)	-	-
Purchase of short-term investments	(48,866)	(32,232)	-
Maturities of short-term investments	55,190	-	-
Net cash used in investing activities	(79,813)	(30,105)	(3,207)
Cash flows from financing activities:
Repurchase of common shares	-	(20,807)	(24,191)
Other	(124)	(83)	(109)
Net cash used in financing activities	(124)	(20,890)	(24,300)
Effect of exchange rate changes on cash activities	(1,194)	(2,881)	(1,425)
Increase (decrease) in cash and cash equivalents	(73,404)	(90,647)	9,496
Cash and cash equivalents at beginning of year	264,804	355,451	345,955
Cash and cash equivalents at end of year	$191,400	$264,804	$355,451

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(In thousands)
Balance at December 31, 2020	$363	$65,613	$1,125,263	$(149,711)	$1,041,528
Foreign currency translation adjustment	-	-	-	(6,874)	(6,874)
Net loss	-	-	(128,493)	-	(128,493)
Comprehensive loss	-	-	-	-	(135,367)
Repurchase of common stock (1,109,187 shares)	(11)	-	(24,180)	-	(24,191)
Payroll taxes for shares withheld	-	(254)	-	-	(254)
Stock-based compensation expense	-	14,895	-	-	14,895
Balance at December 31, 2021	352	80,254	972,590	(156,585)	896,611
Foreign currency translation adjustment	-	-	-	(12,024)	(12,024)
Net loss	-	-	(1,624)	-	(1,624)
Comprehensive loss	-	-		-	(13,648)
Repurchase of common stock (888,197 shares)	(9)	-	(20,798)	-	(20,807)
Payroll taxes for shares withheld	-	(167)	-	-	(167)
Stock-based compensation expense	-	10,363	-	-	10,363
Balance at December 31, 2022	343	90,450	950,168	(168,609)	872,352
Foreign currency translation adjustment	-	-	(53)	(1,482)	(1,535)
Net income	-	-	604	-	604
Comprehensive loss	-	-		-	(931)
Payroll taxes for shares withheld	-	(1,053)	-	-	(1,053)
Stock-based compensation expense	-	10,892	-	-	10,892
Balance at December 31, 2023	$343	$100,289	$950,719	$(170,091)	$881,260

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Dril-Quip, Inc., a Delaware corporation (the “Company” or “Dril-Quip”), is a leading developer of innovative technologies for the energy industry, designing and manufacturing best-in-class products for traditional oil and gas, and certain energy transition applications. The Company designs, manufactures, sells and services highly engineered drilling and production equipment for both offshore and onshore applications. The Company’s principal products consist of subsea and surface wellheads, specialty connectors and associated pipes, subsea production systems, mudline hanger systems, production riser systems, dry tree systems, subsea manifolds, line hangers and expandable liner systems, multi-frac well connections, conventional wellhead, thermal wellhead, completion packers and safety and kelly valves. Dril-Quip’s products are used by major integrated, large independent and foreign national oil and gas companies and drilling contractors throughout the world. Dril-Quip also provides technical advisory assistance on an as-requested basis during installation of its products, as well as rework and reconditioning services for customer-owned Dril-Quip products. In addition, Dril-Quip’s customers may rent or purchase running tools from the Company for use in the installation and retrieval of the Company’s products.

On July 31, 2023, the Company acquired 100% of the issued and outstanding shares of 1185641 B.C. LTD (d/b/a Great North Wellhead and Frac, “Great North”) for a purchase price of $105 million CAD, approximately $79.8 million. The purchase price is subject to customary purchase price adjustments and includes potential earnout payments of up to $30 million CAD, approximately $22.8 million, to be paid over the course of 2024 and 2025 if Great North Wellhead and its subsidiaries meet specific revenue growth targets.

For information with respect to this item, see “Business Acquisitions,” Note 3 of Notes to the Consolidated Financial Statements.

During the quarter ended March 31, 2023, the Company reorganized its structure in order to streamline operations and leadership around more focused and integrated product and service lines to align with its business strategy. To reflect the Company’s new organizational structure, the Company changed presentation of its segments in 2023 into the following three reportable business segments: Subsea Products, Subsea Services, and Well Construction. Segment operating results for the prior year comparative period have been restated to reflect this change. Previously, the Company’s operations were organized into three geographic segments. Our Subsea Products business manufactures highly engineered, field-proven products with a wide array of deepwater drilling equipment and technology that meets the requirements for harsh subsea environments. Our Subsea Services business provides high-level aftermarket support and technical services with field technicians that support the full installation and lifecycle management of regulatory and industry standards, as well as offering industry training programs. Our Well Construction business provides products and services utilized in the construction of the wellbore such as completions, casing hardware and liner hanger systems. The Well Construction business also includes all of Great North’s operations as of the acquisition date. These products and services are used on both land and offshore markets. Additionally, Corporate includes the expenses and assets of the Company’s corporate office functions, legal and other administrative expenses that are managed at a consolidated level. For information with respect to our segments, see “Business Segments,” Note 13 of Notes to the Consolidated Financial Statements.

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

We have assessed these errors, individually and in the aggregate, and concluded that they were not material to any prior annual or interim period. However, the aggregate amount of the prior period errors would have been material to our current consolidated statements of income and to our anticipated full year results and therefore, we have revised our previously issued financial information. For more details, see “Revision to Previously Reported Financial Information,” Note 5 of Notes to the Consolidated Financial Statements.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Reclassifications

We reclassified approximately $5.5 million of accrued bonus related to our short-term incentive plan for the year ended December 31, 2022, from other accrued liabilities to accrued compensation to conform to our current year presentation. These reclassifications to the prior period were made to conform to the current period presentation and did not have an impact on our consolidated statements of income (loss), consolidated balance sheets, consolidated statements of comprehensive income (loss), consolidated statements of stockholders’ equity and consolidated statements of cash flows.

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

The Company’s ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. We opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. As of December 31, 2023, the cash balance in that account was approximately $4.1 million. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times which is considered as restricted cash and is included in “Restricted cash” in our consolidated balance sheets as at December 31, 2023 and December 31, 2022. Withdrawals from this cash collateral account are only allowed at such point a given letter of credit has expired or has been cancelled.

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

Trade Receivables

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience combined with a specific review of each customer’s outstanding trade receivable balance. The allowance estimate includes expected recoveries of amounts previously written off and expected to be written off in the valuation account. Trade receivables has been reduced by $6.5 million and $5.0 million as of December 31, 2023 and 2022, respectively. Management believes that the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance.

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

Inventory Reserves

Periodically, obsolescence reviews are performed on slow moving and excess inventories and reserves are established based on current assessments about future demands and market conditions. The Company determines the reserve percentages based on an analysis of stocking levels, historical sales levels and future sales forecasts anticipated for inventory items by product type. The inventory values have been reduced by a reserve for slow moving, excess and obsolete inventories of $66.2 million and $75.9 million as of December 31, 2023 and 2022, respectively. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives. We capitalize costs incurred to enhance, improve and extend the useful lives of our property and equipment and expense costs incurred to repair and maintain the existing condition of our assets.

Assets Acquired and Liabilities Assumed in Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable management judgment. The fair value of property, plant and equipment is estimated using either the market approach or cost approach, depending on the availability of market information, The fair value of customer relationships is estimated using a multi-period excess earnings method. Under this method, the value is derived from cash flow projections for the customer relationships acquired, which includes significant judgments and assumptions relating to baseline revenue and revenue growth rates, EBITDA margins, contributory asset charges, customer attrition rate, and discount rate. The fair value of trademarks and developed technologies are estimated using the relief from royalty method. The valuation of an acquired business is based on available information at the acquisition date and assumptions that are believed to be reasonable. However, a change in facts and circumstances as of the acquisition date can result in subsequent adjustments during the measurement period, but no later than one year from the acquisition date.

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

Goodwill and Intangible Assets

For goodwill and intangible assets, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. Goodwill is not amortized but rather tested for impairment annually on October 1 or when events occur or circumstances change that would trigger such a review. The impairment test entails an assessment of qualitative factors to determine whether it is more likely than not that an impairment exists. If it is more likely than not that an impairment exists, then a quantitative impairment test is performed. A qualitative assessment was performed in 2023 and it was determined that a quantitative assessment was not necessary. Impairment exists when the carrying amount of a reporting unit exceeds its fair value.

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

Income Tax

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

Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in customer prepayments as a liability on the consolidated balance sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in unbilled receivables. At December 31, 2023 and 2022, unbilled receivables included $90.2 million and $92.6 million of unbilled receivables related to products accounted for using the over time method of accounting, respectively. For the year ended December 31, 2023, there were 75 projects representing approximately 25.5% of the Company’s total revenues and approximately 40.0% of its product revenues, and 79 projects during 2022 representing approximately 34.7% of the Company’s total revenues and approximately 52.1% of its product revenues, which were accounted for using over time method of accounting.

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

Foreign currency exchange transactions are recorded using the exchange rate at the date of the settlement. The Company had, net of income taxes, a transaction gain of $2.0 million in 2023, a transaction gain of $3.0 million in 2022 and a transaction loss of $0.7 million in 2021.

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

The acquired business contributed revenues of $35.2 million and earnings of $2.7 million to Dril-Quip for the period from August 1, 2023 to December 31, 2023. The following unaudited pro forma summary presents consolidated information of Dril-Quip as if the business combination had occurred on January 1, 2022.

	Pro forma twelve months ended December 31,
	2023	2022
	(In thousands)
	(unaudited)
Revenues	$478,874	$449,099
Net income (loss)	$9,535	$835

These pro forma amounts have been calculated after applying Dril-Quip’s accounting policies and adjusting the results of Great North to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2022, with the consequential tax effects.

Dril-Quip incurred $6.5 million of acquisition-related costs for the year ended December 31, 2023. These expenses are included in “Acquisition costs” in the consolidated statements of income (loss) for the respective periods and are reflected in the pro forma earnings for the year ended December 31, 2022, in the table above.

The following table summarizes the consideration transferred to acquire Great North:

Fair value of consideration transferred:	(In thousands)

Cash	$84,097
Contingent consideration	3,571
Total	$87,668

The acquisition of Great North includes a contingent consideration arrangement that requires additional consideration to be paid by Dril-Quip to the sellers of Great North based on the future revenues of Great North for FY 2024 and 2025. The range of the undiscounted amounts Dril-Quip could pay under the contingent consideration agreement is between zero and $30 million CAD, approximately $22.8 million. The fair value of the contingent consideration recognized on the acquisition date was $3.6 million. The Company will be required to remeasure this liability to fair value quarterly with any changes in the fair value recorded in income until the final payment is made. The Company remeasured the fair value of the contingent consideration as of December 31, 2023, resulting in a reduction of $2.3 million. The fair value of the contingent consideration was estimated by applying a Monte-Carlo valuation model based on Level 3 inputs. For information with respect to our fair value measurements, see “Fair Value Measurements,” Note 4 of Notes to the Consolidated Financial Statements. The contingent consideration is included in other long-term liabilities as of December 31, 2023.

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

(1) Includes $4.0 million of trademarks with a weighted average useful life of 10 years, $3.6 million of patents with a weighted average useful life of 15 years, and $14.7 million of customer relationships with a weighted average useful life of 10 years. See “Goodwill and Intangible Assets,” Note 11 of Notes to the Consolidated Financial Statements for further information regarding intangible assets.

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

4. Fair Value Measurements

As of December 31, 2023, the Company’s Level 3 instruments consist of contingent purchase consideration liabilities related to the acquisition of Great North (Note 3). The fair value of such earn-out liabilities is generally determined using a Monte Carlo Simulation that includes significant inputs that are not observable. Significant inputs include management's estimate of revenue and other market inputs, including expected revenue volatility (6.7%) and a revenue discount rate (8.4%). The fair value of certain earn-out liabilities is derived using the estimated probability of success of achieving the earn-out periods discounted to present value. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in “Change in fair value of earn-out liability” on the consolidated statements of income.

The Company’s contingent consideration measured at fair value for the periods presented are as follows (in thousands):

	December 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liability:
Contingent consideration (1)	$1,208	-	-	$1,208	$-	-	-	-
Total liabilities	$1,208	$-	$-	$1,208	$-	$-	$-	$-

(1) As of December 31, 2023, contingent consideration includes certain amounts in other long-term liabilities on the Company’s consolidated balance sheets.

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with the Company’s acquisition measured at fair value for the twelve months ended December 31, 2023, 2022, and 2021 (in thousands):

	Twelve Months Ended December 31,
	2023	2022	2021
Beginning period balance	$-	$-	$-
Additions to contingent consideration	3,571	-	-
Payments of contingent consideration	-	-	-
Fair value adjustment of earn-out liabilities	(2,341)	-	-
Currency translation adjustment	(22)	-	-
Ending period balance	$1,208	$-	$-

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

The following table presents the impact of correcting the errors on the affected line items of our consolidated balance sheet as of December 31, 2022:

	December 31, 2022
	As Reported	Adjustments	As Revised
	(In thousands)
Trade receivables, net	$91,504	$(643)	$90,861
Other current assets	34,359	(1,921)	32,438
Total current assets	752,588	(2,564)	750,024
Total assets	972,515	(2,564)	969,951
Total stockholders’ equity	874,916	(2,564)	872,352

The following table presents the impact of correcting the errors on the affected line items of our consolidated statement of income (loss) for the twelve months ended December 31, 2022:

	Twelve months ended December 31, 2022
	As Reported	Adjustments	As Revised
	(In thousands, except per share data)
Total revenues	$362,070	$(146)	$361,924
Restructuring and other charges	11,443	1,921	13,364
Operating income	2,521	(2,067)	454
Income before income taxes	6,770	(2,067)	4,703
Net income (loss)	443	(2,067)	(1,624)
Net income (loss) per common share:
Basic	0.01	(0.06)	(0.05)
Diluted	0.01	(0.06)	(0.05)

The following table presents the impact of correcting the errors on the affected line items of our consolidated balance sheet as of December 31, 2021:

	December 31, 2021
	As Reported	Adjustments	As Revised
	(In thousands)
Trade receivables, net	$100,987	$(497)	$100,490
Total current assets	745,549	(497)	745,052
Total assets	1,010,426	(497)	1,009,929
Total stockholders' equity	897,108	(497)	896,611

The following table presents the impact of correcting the errors on the affected line items of our consolidated statement of income (loss) for the twelve months ended December 31, 2021:

	Twelve months ended December 31, 2021
	As Reported	Adjustments	As Revised
	(In thousands, except per share data)
Total revenues	$322,945	$(497)	$322,448
Operating income (loss)	(124,838)	(497)	(125,335)
Income (loss) before income taxes	(125,050)	(497)	(125,547)
Net income (loss)	(127,996)	(497)	(128,493)
Net income (loss) per common share:
Basic	(3.62)	(0.01)	(3.63)
Diluted	(3.62)	(0.01)	(3.63)

The consolidated statement of stockholders’ equity for the period from January 1, 2022 to December 31, 2022 has also been revised to reflect the impacts to net earnings. The impact of the error arising in 2021, as reflected above, has been reflected as a reduction to opening retained earnings in the amount of $0.5 million in the consolidated statement of stockholders’ equity.

The Company also assessed the impact of all these errors on the statement of cash flows and noted that there was no impact to the net cash provided by (used in) operating activities as the changes in assets and net income offset completely.

6. Revenue Recognition

Revenues from contracts with customers consisted of the following:

	Twelve Months Ended
	December 31,
	2023	2022	2021
	(In thousands)
Revenues:
Products:
Subsea products	$198,321	$194,237	$168,361
Well construction	72,700	46,525	44,902
Total products	271,021	240,762	213,263
Services:
Subsea services	72,241	60,937	58,086
Well construction services	33,439	18,192	16,057
Total services	105,680	79,129	74,143
Leasing:
Subsea leasing	29,023	33,694	27,970
Well Construction leasing	18,336	8,339	7,072
Total leasing (1)	47,359	42,033	35,042
Total revenues	$424,060	$361,924	$322,448

(1) As of December 31, 2023, revenues from contracts with customers includes leasing revenues. Leasing revenue was previously excluded in the Annual Report on Form 10-K filed as of December 31, 2022.

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2022	$144,428
Additions	417,248
Transfers to Accounts Receivable	(413,247)
Contract Assets at December 31, 2023	$148,429

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2022	$8,020
Additions	6,364
Revenue Recognized	(6,801)
Contract Liabilities at December 31, 2023	$7,583

Contract asset receivables were $148.4 million and $144.4 million for the years ended December 31, 2023 and 2022, respectively. Contract assets include unbilled accounts receivable associated with contracts accounted for under the over time accounting method which were approximately $90.2 million and $92.6 million at December 31, 2023 and 2022, respectively. Unbilled contract assets are transferred to the trade receivables, net, when the rights become unconditional. The contract liabilities primarily relate to advance payments from customers. As of December 31, 2023, contract assets and liabilities includes leasing. Leasing was previously excluded in the Annual Report on Form 10-K filed as of December 31, 2022.

Obligations for returns and refunds were considered immaterial as of December 31, 2023 and 2022.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $43.0 million as of December 31, 2023. The Company expects to recognize revenue on approximately 98.6% of the remaining performance obligations over the next 12 months and the remaining 1.4% thereafter.

The Company applies the practical expedient available under the new revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

7. Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of the following:

	December 31,
	2023	2022
	(In thousands)
Raw materials and supplies	$34,950	$21,956
Work in progress	33,911	38,263
Finished goods	125,732	85,785
Total inventory	$194,593	$146,004

8. Assets Held for Sale

In the second quarter of 2022, the Company actively marketed for sale its corporate administrative building, forge facility and aftermarket facility in connection with the consolidation of its operations into a smaller footprint at its campus in Houston, Texas. In September 2022, we sold our forge facility for a net amount of approximately $18.9 million and a gain on sale of approximately $18.0 million of which $0.8 million was realized in 2023. In March 2023, we sold our aftermarket facility for a net amount of approximately $14.5 million and a gain on sale of approximately $5.9 million. In December 2023, we sold our corporate administrative building for a net amount of approximately $10.9 million and a gain on sale of approximately $0.1 million. As of December 31, 2023, the Company has no assets held for sale.

9. Restructuring and Other Charges

Restructuring and other charges consist of costs associated with our 2021 global strategic plan initiated in the fourth quarter of 2021, in an effort to realign our business with the market conditions. Prior to the 2021 global strategic plan, restructuring and other charges were incurred as part of the 2018 global strategic plan, initiated to realign our manufacturing facilities globally and which concluded as of the third quarter of 2021. During 2023, the Company incurred $3.2 million of additional costs under the 2021 global strategic plan. The restructuring charges incurred during the current year primarily consist of office moves, site cleanup, preparation costs, severance, consulting and legal fees. During the second quarter of 2023, the Company reassessed the reasonability of a restructuring liability related to its Well Construction business. During our assessment certain market exit costs became known and the liability was adjusted accordingly, resulting in a release of approximately $2.3 million, which partially offsets the current year restructuring costs. Severance charges totaled approximately $0.4 million for the year.

During 2022, the Company incurred $13.4 million of additional costs under the 2021 global strategic plan. These charges were primarily related to write-downs of long-lived assets, severance and other charges. Long-lived asset write-downs consisted of $3.2 million for the Houston corporate administrative building and $2.5 million for obsolete machinery and equipment. Severance charges related to restructuring plan totaled approximately $0.9 million for the year. Other charges totaled $6.8 million and consisted of consulting and legal fees, office moves, site cleanup and preparation costs.

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

The following table summarizes the components of charges included in “Restructuring and other charges” in our consolidated statements of income (loss) for the year ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Inventory write-down	$-	$-	$66,910
Severance	374	951	3,760
Long-lived asset write-down	-	5,678	4,240
Other	2,871	6,735	4,023
	$3,245	$13,364	$78,933

The following table summarizes the changes to our accrued liability balances related to restructuring and other charges as of December 31, 2023 (in thousands):

Total
Balance at December 31, 2022	$3,802
Additions for costs expensed	-
Reductions for payments	(645)
Other	(2,527)
Ending balance at December 31, 2023	$630

10. Property, Plant and Equipment, net

Property, plant and equipment consists of:

	Estimated Useful	December 31,
	Lives	2023	2022
		(In thousands)
Land improvements	10 - 25 years	$7,910	$7,240
Buildings	15 - 40 years	174,085	169,315
Machinery, equipment and other	3 - 10 years	440,008	385,745
		622,003	562,300
Less: Accumulated depreciation		(439,776)	(410,850)
		182,227	151,450
Land		10,357	9,858
Construction work in process		25,047	19,962
Total property, plant and equipment		$217,631	$181,270

Depreciation expense totaled $26.7 million, $26.6 million and $27.2 million for 2023, 2022 and 2021, respectively.

11. Goodwill and Intangible Assets

Goodwill

The following table summarizes the change in goodwill, which was acquired in the acquisition of Great North in 2023 (in millions):

Total
Net balance as of December 31, 2022	$-
Addition due to business combination	16.8
Impairments	-
Foreign currency translation	(0.1)
Net balance as of December 31, 2023 (1)	$16.7

(1) As of December 31, 2023, the Goodwill balance is included in long-lived assets in the Well Construction business segment.

Intangible Assets

Intangible assets, the majority of which were acquired in the acquisition of TIW Corporation in 2016, OilPatch Technologies in 2017, and Great North in July 2023, consist of the following:

	Estimated Useful Lives	December 31, 2023
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	10 - 15 years	$12,091	$(2,811)	$4	$9,284
Patents	15 - 30 years	9,686	(4,200)	(22)	5,464
Customer relationships	5 - 15 years	40,291	(13,095)	(3)	27,193
Organizational Costs	3 years	163	(163)	-	-
		$62,231	$(20,269)	$(21)	$41,941

	Estimated Useful Lives	December 31, 2022
		Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	10 - 15 years	$8,233	$(2,118)	$(79)	$6,036
Patents	15 - 30 years	6,055	(3,699)	-	2,356
Customer relationships	5 - 15 years	26,028	(10,878)	(234)	14,916
Organizational costs	3 years	183	(131)	(12)	40
		$40,499	$(16,826)	$(325)	$23,348

Amortization expense was $3.6 million, $2.8 million, $3.0 million, respectively for each of the years 2023, 2022 and 2021. Based on the carrying value of intangible assets at December 31, 2023, amortization expense for the subsequent five years is estimated to be as follows: 2024 — $4.9 million; 2025 — $4.8 million; 2026 — $4.8 million; 2027 — $4.6 million; and 2028 — $4.6 million.

12. Leases and Lease Commitments

We lease facilities related to sales and service, manufacturing, reconditioning, certain office spaces, apartments and warehouse, all of which we classify as operating leases. In addition, we also lease certain office equipment and vehicles, which we classify as financing leases. Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheets; short-term lease expense for the twelve months ended December 31, 2023 and 2022 was approximately $1.7 million and $0.6 million, respectively.

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

		December 31, 2023	December 31, 2022
	Classification	(In thousands)
Assets
Operating	Operating lease right of use assets	$16,343	$4,872
Finance	Other assets	1,086	132
Total lease assets		$17,429	$5,004

Liabilities
Current
Operating	Operating lease liabilities	$2,118	$1,054
Finance	Other accrued liabilities	188	43

Noncurrent
Operating	Operating lease liabilities, long-term	14,554	3,807
Finance	Other long-term liabilities	915	98
Total lease liabilities		$17,775	$5,002

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate.

Our lease costs are as follows:

		Twelve Months Ended
		December 31, 2023	December 31, 2022	December 31, 2021
		(In thousands)
	Classification
Operating lease cost	Selling, general and administrative	$2,701	$1,910	$1,602
Short-term lease costs	Selling, general and administrative	1,654	621	1,296
Amortization of leased assets	Selling, general and administrative	145	86	114
Interest on lease liabilities	Net interest expense	41	11	59
Total lease cost		$4,541	$2,628	$3,071

The Company leases certain offices, shop and warehouse facilities, automobiles and equipment. Total lease expense incurred was $4.4 million, $2.5 million, and $2.9 million in 2023, 2022 and 2021, respectively. The five year and beyond maturity of our lease obligations is presented below:

	Twelve months ended
	December 31, 2023
	Operating	Finance
	Leases	Leases	Total
	(In thousands)
2024	$2,993	$363	$3,356
2025	2,789	341	3,130
2026	2,547	345	2,892
2027	2,450	214	2,664
2028	2,119	-	2,119
After 2028	11,169	-	11,169
Total lease payments	24,067	1,263	25,330
Less: interest	7,395	160	7,555
Present value of lease liabilities	$16,672	$1,103	$17,775

The lease term and discount rate for our operating and finance leases is as follows:

December 31, 2023
Weighted average remaining lease term (years)
Operating leases	9.9
Finance leases	3.6

Weighted average discount rate
Operating leases	8.1%
Finance leases	8.9%

We had no material non-cash financing or operating leases entered into during the twelve months ended December 31, 2023.

Other information pertaining to our lease obligations is as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,356	$1,949	$1,591
Operating cash flows from finance leases	42	11	59
Financing cash flows from finance leases	124	83	109

13. Business Segments

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

Well Construction. The Company’s Well Construction business provides products and services utilized in the construction of the wellbore such as completions, casing hardware and liner hanger systems. In July of 2023, the Company acquired Great North and includes its product, service and leasing solutions within the Well Construction segment. Great North offers pressure control and completion solutions, including customized and highly engineered wellhead products for use in heavy oil and thermal production locations, proprietary completion solutions such as the Multi-Well Frac Connector TM, as well as related installation and maintenance services.

During the year ended December 31, 2023, the Company incurred restructuring and other charges (benefit) under the 2021 global strategic plan of ($1.9) million in Well Construction and $0.4 million in Subsea Services. During the year ended December 31, 2022, the Company incurred restructuring and other charges under the 2021 global strategic plan of $2.5 million in Subsea Products. All other restructuring charges for 2023 and 2022 related to Corporate. For information with respect to this item, see “Restructuring and Other Charges,” Note 9 of Notes to the Consolidated Financial Statements.

The following tables presents selected financial data by business segment:

	Years ended December 31,
	2023	2022	2021
	(In thousands)
Revenue
Subsea products	$198,321	$194,252	$168,363
Subsea services	101,264	94,186	85,875
Well construction	124,475	73,486	68,210
Total revenue	$424,060	$361,924	$322,448
Depreciation and amortization
Subsea products	6,694	7,691	7,168
Subsea services	10,259	10,876	12,138
Well construction	10,511	6,374	6,541
Segment depreciation and amortization	27,464	24,941	25,847
Corporate (1)	2,860	4,480	4,534
Total depreciation and amortization	$30,324	$29,421	$30,381
Operating income (loss)
Subsea products	$8,522	$8,917	$(21,863)
Subsea services	18,411	8,374	(22,370)
Well construction	10,848	14,268	(14,577)
Segment operating income (loss)	37,781	31,559	(58,810)
Corporate (1)	(32,501)	(31,105)	(66,525)
Total operating income (loss)	$5,280	$454	$(125,335)

(1) Corporate includes the expenses and assets of the Company’s corporate office functions, legal and other administrative expenses that are managed at a consolidated level.

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the Chief Operating Decision Maker (CODM) for purposes of assessing segment performance and allocating resources. The balance sheet is reviewed on a consolidated basis and is not used in the context of segment reporting.

The following table presents the Company’s assets by geographic region:

	December 31,
	2023	2022
	(In thousands)
Long-lived assets
Western Hemisphere	$118,181	$528,035
Eastern Hemisphere	232,584	202,994
Asia-Pacific	51,401	53,922
Canada	79,202	-
Eliminations	(172,904)	(565,024)
Total long-lived assets	$308,464	$219,927

Assets
Western Hemisphere	$656,333	$1,077,232
Eastern Hemisphere	622,755	581,950
Asia-Pacific	190,687	185,285
Canada	111,362	-
Eliminations	(552,956)	(874,516)
Total Assets	$1,028,181	$969,951

The Company has substantial international operations, with $317.6 million of revenues derived from foreign sales in 2023, as compared to $239.6 million in 2022 and $205.7 million in 2021. Substantially all of the Company’s domestic revenue relates to operations in the U. S. Gulf of Mexico. Domestic revenue was $106.4 million in 2023, $122.3 million in 2022 and $116.7 million in 2021. Revenue is based on the location where services are provided and products are sold.

The Company is not dependent on any one customer or group of customers. In 2023, the Company’s top 15 customers represented approximately 59% of total revenues, and Chevron Corporation and its affiliated companies (“Chevron”) accounted for approximately 11% of total revenues. In 2022, the Company’s top 15 customers represented approximately 60% of total revenues, and Chevron accounted for approximately 10% of total revenues. In 2021, the Company’s top 15 customers represented approximately 59% of total revenue, and Chevron accounted for approximately 12% of total revenues. No other customer accounted for more than 10% of total revenues in 2023, 2022 or 2021.

14. Income Tax

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Domestic	$(15,464)	$(33,082)	$(135,403)
Foreign	28,932	37,785	9,856
Total	$13,468	$4,703	$(125,547)

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Current:
Federal	$(451)	$(8,632)	$833
Foreign	15,992	8,635	10,579
Total current	15,541	3	11,412
Deferred:
Federal	343	(289)	(56)
Foreign	(3,020)	6,613	(8,410)
Total deferred	(2,677)	6,324	(8,466)
Total	$12,864	$6,327	$2,946

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

	Year Ended December 31,
	2023	2022	2021
Federal income tax statutory rate	21.00%	21.00%	21.00%
Change in withholding tax reserve	3.86	(4.52)	0.79
Foreign income tax rate differential	7.37	31.51	-
Foreign development tax incentive	(1.06)	12.32	(0.24)
Exempt income	(1.30)	(4.54)	0.54
Foreign taxes and inclusions (net of FTC)	6.16	82.63	(1.15)
Nondeductible expenses	21.88	38.72	(2.82)
Change in valuation allowance	5.80	336.85	(21.87)
Changes to prior year accruals	33.91	37.56	0.23
Deferred tax rate change	(0.13)	0.77	0.11
Change in uncertain tax positions	(3.54)	(420.45)	(0.19)
Interest on net equity	-	9.23	0.41
General business credits	(7.09)	(13.91)	1.31
Branch income	9.07	9.93	(0.29)
Other	(0.42)	(2.57)	(0.19)
Effective tax rate	95.51%	134.53%	-2.36%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	As of December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Foreign tax credit carryforward	$19,179	$17,577
General business credit carryforward	8,008	7,053
Inventory	11,156	9,564
Net operating losses	29,321	32,278
Allowance for doubtful accounts	440	970
Reserve for accrued liabilities	3,302	2,769
Stock options and awards	1,350	904
Unrealized gain/loss	-	810
Disallowed interest carryforward	1,437	2,662
Capitalized R&D costs	4,653	3,282
Other	2,162	820
Total deferred tax assets	81,008	78,689
Valuation allowance	(60,863)	(59,952)
Deferred tax liabilities:
Property, plant and equipment	(7,346)	(7,652)
Goodwill & Intangibles	(6,263)	(1,519)
Deferred revenue	(2,851)	(2,728)
Reserve for unremitted earnings	(2,713)	(2,244)
Unrealized gain/loss	(561)	-
Other	(1,986)	(3,862)
Total deferred tax liability	(21,720)	(18,005)
Net deferred tax asset (liability)	$(1,575)	$732

The Company has $19.2 million of excess foreign tax credits of which $16.2 million will expire in years ending 2024 - 2032 and $3.0 million are carried forward indefinitely. The Company has $8.0 million of general business credits which expire in tax years ending 2037 - 2043.

Tax operating loss carryforwards totaled $140.0 million (gross) at December 31, 2023. These operating losses will expire as shown in the table below.

Tax operating losses	Expiration
(in thousands)
$2,411	2023 - 2028
-	2029 - 2034
1,811	2035 - 2040
718	2041 - 2046
135,053	Indefinite
$139,993

The United States gross loss carryforwards of approximately $135.5 million, includes $134.4 million of losses which are indefinite.

In assessing the realizability of our deferred tax assets, the Company has assessed whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, the Company considered taxable income in prior years, if carryback is permitted, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company has a three-year cumulative loss at December 31, 2023 in the United States and certain foreign jurisdictions and has recorded a valuation allowance at December 31, 2023 of $60.9 million against deferred tax assets in those jurisdictions.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and includes tax relief provisions and incentives for businesses impacted by COVID-19. The CARES Act includes provisions relating to net operating loss carryback (“NOLs”) periods. During the year ended December 31, 2023, the Company has received $15.8 million in NOL carryback claims and $5.2 million in transition tax payment refund.

Except with respect to our operations in Canada, the Company no longer asserts the indefinite reinvestment assertion. We maintain a deferred foreign tax liability, which had a balance of $2.7 million as of December 31, 2023. It is primarily related to estimated foreign withholding tax associated with repatriating non-U.S. earnings back to the United States. The indefinite reinvestment assertion with respect to Canada pertains to earnings of $2.7 million as of December 31, 2023.

The Company operates in multiple jurisdictions with complex tax and regulatory environments and our tax returns are periodically audited or subjected to review by tax authorities. We monitor tax law changes and the potential impact to our results of operations. The recently enacted Global Anti-Base Erosion (“GloBE”) rules (“GloBE Rules”) is a “top-up tax” that applies to the excess profits calculated on a jurisdictional basis. Based upon the applicable thresholds of the GloBE Rules, we do not anticipate being subject to the tax but will continue to monitor developments.

The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had an accrual for uncertain tax position of $0.3 million at December 31, 2023 due to uncertainty in tax positions taken in the U.S. and certain foreign tax jurisdictions. The tax years which remain subject to examination by major tax jurisdictions are the years ended March 31, 2017 through December 31, 2023.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	2023	2022	2021
	(In thousands)
Balance at beginning of year	$631	$18,618	$18,665
Additions for tax positions related to the current year	192	482	3
Reductions for tax positions related to the prior year	(550)	(18,469)	(50)
Balance at end of year	$273	$631	$18,618

The amounts above exclude accrued interest and penalties of $0.1 million, $0.2 million and $2.4 million at December 31, 2023, 2022 and 2021 respectively. The Company classifies interest and penalties relating to uncertain tax positions within “Income tax provision (benefit)” in the consolidated statements of income (loss).

It is reasonably possible that the Company’s existing liabilities for unrecognized tax benefits may increase or decrease in the year ending December 31, 2023, primarily due to the progression of any audits and the expiration of statutes of limitation. However, the Company cannot reasonably estimate a range of potential changes in its existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of any possible audits. As of December 31, 2023, if recognized, $0.3 million of the Company’s unrecognized tax benefits would favorably impact the effective tax rate.

The Company received net income tax refund of $13.7 million in 2023, paid net income taxes of $1.3 million and net income taxes of $2.0 million in 2022 and 2021, respectively.

15. Other Accrued Liabilities

Current other accrued liabilities consist of the following:

	December 31,
	2023	2022
	(In thousands)
Accrued vendor costs	$5,553	$4,357
Property, sales and other taxes	9,336	4,341
Commissions payable	319	1,289
Payroll taxes	1,951	2,521
Accrued restructuring costs	630	2,812
Accrued severance	-	990
Accrued insurance	1,062	-
Other	3,478	2,988
Total	$22,329	$19,298

16. Employee Benefit Plans

The Company sponsors a defined-contribution (cash balance) 401(k) plan covering domestic employees and a defined-contribution pension plan covering certain foreign employees. The Company generally makes contributions to the plans equal to each participant’s eligible contributions for the plan year up to a specified percentage of the participant’s annual compensation. The Company’s contribution expense under these plans was $3.3 million, $2.8 million and $1.0 million in 2023, 2022 and 2021, respectively.

17. Contingencies

FMC Technologies Lawsuit

On October 5, 2020, FMC Technologies, Inc. (“FMC”) sued the Company alleging misappropriation of trade secrets and sought money damages and injunctive relief in the 127th District Court of Harris County in an action styled FMC Technologies, Inc. v. Richard Murphy and Dril-Quip, Inc., Cause No. 2020-63081. FMC alleged that its former employee communicated FMC trade secrets to the Company and the Company used those trade secrets in its VXTe subsea tree systems. On April 29, 2021, the jury returned a verdict in favor of the Company. FMC filed a notice of appeal on August 20, 2021. On August 10, 2023, the First District of Texas Court of Appeals rendered a judgment that affirmed the judgment of the 127th District Court of Harris County in favor of the Company. FMC filed a petition for review with the Texas Supreme Court on November 27, 2023.

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

18. Stock Repurchase Plan

On February 26, 2019, the Board of Directors authorized a share repurchase plan under which the Company can repurchase up to $100 million of its common stock. On February 22, 2022, the Board of Directors authorized an incremental $100 million share repurchase plan. The repurchase plans have no set expiration date and any repurchased shares are expected to be cancelled.

For the year ended December 31, 2023, the Company did not purchase any shares under the share repurchase plans. However, the Company withheld 46,172 shares for restricted stock awards vested in 2023 at an average price of approximately $23.70. During the year ended December 31, 2022, the Company purchased 888,197 shares at an average price of $23.41 under the share repurchase plan for approximately $20.8 million and has retired such shares. During the year ended December 31, 2021, the Company purchased 1,109,187 shares at an average price of $21.79 under the share repurchase plan for approximately $24.2 million and has retired such shares.

19. Stock-Based Compensation and Stock Awards

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

Restricted Stock Awards

On October 28, 2023 and 2022 and 2021, pursuant to the 2017 Plan, the Company awarded officers, directors and key employees restricted stock awards (RSAs), which is an award of common stock subject to time vesting. These RSA are restricted as to transference, sale and other disposition, and vest ratably over a three-year period. The RSAs may also vest in the event of a change of control. Upon termination, whether voluntary or involuntary, the RSAs that have not vested will be returned to the Company resulting in stock forfeitures. The fair market value of the stock on the date of grant is amortized and charged to selling, general and administrative expense over the stipulated time period over which the RSAs vest on a straight-line basis, net of estimated forfeitures.

The Company’s RSA activity and related information is presented below:

	Restricted Stock	Weighted- average Grant Date Fair Value
Unvested at December 31, 2022	579,804	$23.34
Granted	330,696	22.93
Vested	(250,176)	23.42
Forfeited	(50,493)	23.92
Unvested at December 31, 2023	609,831	$23.04

RSA compensation expense for the years ended December 31, 2023, 2022 and 2021 totaled $6.1 million, $6.1 million and $8.0 million, respectively. For 2023, 2022 and 2021, the income tax benefit recognized in net income for RSAs was $1.2 million, $1.1 million and $1.3 million, respectively. As of December 31, 2023, there was $13.3 million of total unrecognized compensation cost related to unvested RSAs, which is expected to be recognized over a weighted average period of 2.2 years. There were no anti-dilutive restricted shares on December 31, 2023.

Performance Unit Awards

On October 28, 2023, 2022 and 2021, pursuant to the 2017 Plan, the Company awarded performance unit awards (Performance Units) to officers and key employees. The Performance Units were valued on a per unit basis based on a Monte Carlo simulation at $24.80 for the 2023 grants, $29.38 for the 2022 grants, and $29.88 for the 2021 grants, approximately 108.9%, 126.2%, and 126.9%, respectively, of the grant date share price. Under the terms of the Performance Units, participants may earn from 0% to 200% of their target award based upon the Company’s relative total share return (TSR) in comparison to the 15 component companies of the Philadelphia Oil Service Index and, starting with the 2020 grants, the S&P 500 Index. Starting with the 2022 grants, the Philadelphia Oil Service Index was replaced by the VanEck Oil Services ETF Index.

The TSR is calculated over a three -year period from October 1, 2023 and 2022 and 2021 to September 30, 2026 and 2025, and 2024, respectively, and assumes reinvestment of dividends for companies within the index that pay dividends, which Dril-Quip does not.

Assumptions used in the Monte Carlo simulation are as follows:

	2023	2022	2021
Grant date	October 28, 2023	October 28, 2022	October 28, 2021
Performance period	October 1, 2023 to September 30, 2026	October 1, 2022 to September 30, 2025	October 1, 2021 to September 30, 2024
Volatility	49.0%	57.3%	56.1%
Risk-free interest rate	4.9%	4.4%	0.8%
Grant date price	$22.78	$23.28	$23.54

The Company’s Performance Unit activity and related information is presented below:

	Number of Performance Units	Weighted Average Grant Date Fair Value Per Unit
Unvested balance at December 31, 2022	331,820	$29.06
Granted	147,053	24.80
Forfeited	(72,292)	32.05
Unvested balance at December 31, 2023	406,581	$26.99

Performance Unit compensation expense was $3.5 million, $2.9 million and $5.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The income tax benefit recognized in net income for Performance Units was zero for the years ended December 31, 2023 and 2022, and $0.7 million, for the year ended December 31, 2021. As of December 31, 2023, there was $6.8 million of total unrecognized compensation expense related to unvested Performance Units which is expected to be recognized over a weighted average period of 2.2 years. There were no anti-dilutive Performance Units at December 31, 2023.

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

The Company’s DSA activity for the year ended December 31, 2023 is presented below:

	DSA Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2022	71,935	$24.85
Granted	56,816	24.14
Vested	(50,877)	25.24
Unvested balance at December 31, 2023	77,874	$24.08

Director stock compensation awards expense was $1.4 million for the years ended December 31, 2023, 2022, and 2021. For 2023, 2022, and 2021, the income tax benefit recognized in net income for DSAs was $0.3 million, $0.3 million, and $0.2 million, respectively. There was $1.1 million of unrecognized compensation expense related to unvested DSAs, which is expected to be recognized over a weighted average period of 1.0 year. There were no anti-dilutive DSA shares on December 31, 2023.

Equity Compensation Plan Information

The following table summarizes information for equity compensation plans in effect as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plan
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	406,581	$26.99	634,997
Total	406,581	$26.99	634,997

(1) Excludes 687,705 shares of unvested RSAs and DSAs, which were granted pursuant to the 2017 Plan. Includes 406,581 unvested Performance Units shown at 100% level of performance achievement.

(2) The weighted average exercise price does not take into account 406,581 unvested Performance Units, which do not have an exercise price.

20. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation.

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share amounts)
Net income (loss)	$604	$(1,624)	$(128,493)
Weighted average basic common shares outstanding	34,174	34,237	35,331
Effect of dilutive securities - stock options and awards	299	-	-
Total shares and dilutive securities	34,473	34,237	35,331
Basic net income (loss) per common share	$0.02	$(0.05)	$(3.63)
Diluted net income (loss) per common share	$0.02	$(0.05)	$(3.63)

For the years ended December 31, 2023, 2022 and 2021, the Company has excluded the following common stock options and awards because their impact on the loss per share is anti-dilutive (in thousands on a weighted average basis):

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Director stock awards	-	-	62
Stock options	-	-	46
Performance share units	-	-	325
Restricted stock awards	-	-	485

21. Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

The Company’s evaluation on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023 excludes the disclosure controls and procedures of Great North, which was acquired in a business combination on July 31, 2023. Great North represents approximately 11% of our consolidated total assets as of December 31, 2023 and approximately 8% of our consolidated revenues for the year ended December 31, 2023.

“Management’s Annual Report on Internal Control over Financial Reporting” appears on page 52 of this Annual Report on Form 10-K.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

During the fourth quarter of 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance Matters” and, if applicable, “Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement (the “2024 Proxy Statement”) for its annual meeting of stockholders to be held on May 7, 2024, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11. Executive Compensation

The information required by this item is set forth in the sections entitled “Director Compensation,” “Executive Compensation” and “Corporate Governance Matters” in the 2024 Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2024 Proxy Statement, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the section entitled “Corporate Governance Matters” in the 2024 Proxy Statement, which section is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth in the sections entitled “Approval of Appointment of Independent Registered Public Accounting Firm—Fees Paid to PwC” and “—Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the 2024 Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

All financial statements of the registrant are set forth under Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charges to costs and expenses	Recoveries and write offs	Balance at end of period
	(In thousands)
Allowance for doubtful trade receivables
December 31, 2023	$5,017	$1,850	$(412)	$6,455
December 31, 2022	$5,247	$1,748	$(1,978)	$5,017
December 31, 2021	$2,155	$3,933	$(841)	$5,247

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

Share Purchase Agreement, dated July 31, 2023, among the Sellers listed on Exhibit A thereto, Industrial Growth Partners V AIV L.P., TIW Canada ULC and Dril-Quip, Inc (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 31, 2023, File No. 001-13439).

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

*3.3	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2023, File No. 001-13439).

*4.1	—	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-13439).

*4.2	—	Description of securities (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, file No. 001-13439).

*+10.1	—

Separation and Release Agreement, dated as of September 1, 2021, between the Company and Mr. DeBerry (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2021, File No. 001-13439).

*+10.2	—

Employment Agreement, dated as of December 2, 2021, between the Company and Mr. Webster (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 3, 2021, File No. 001-13439).

*+10.3	—

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

*+10.5	—

Employment Agreement, dated as of October 25, 2022, between the Company and Mr. Underwood (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-13439).

*+10.6	—	2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on March 31, 2017, File No. 001-13439).

*+10.7	—

Amendment No. 1 to 2017 Omnibus Incentive Plan of Dril-Quip Inc. (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-13439)

*+10.8	—

Form of Restricted Stock Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 20, 2019, File No. 001-13439).

*+10.9	—

2017 Performance Unit Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-13439).

*+10.10	—	Form of Indemnification Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 17, 2005, File No. 001-13439).

*10.11	—

Form of Director Restricted Stock Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 001-13439).

*10.12	—

Form of Restricted Stock Award Agreement for senior management under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-13439).

*10.13	—

2020 Performance Unit Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File No. 001-13439).

*10.14	—

2022 Performance Unit Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-13439).

*10.15	—

2022 Amended and Restated Stock Compensation Program for Directors under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File No. 001-13439).

**19.1	—	Dril-Quip, Inc. Insider Trading Policy.

**21.1	—	Subsidiaries of the Registrant.

**23.1	—	Consent of PricewaterhouseCoopers LLP.

**31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey J. Bird.

**31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Kyle F. McClure.

**32.1	—	Section 1350 Certification of Jeffrey J. Bird.

**32.2	—	Section 1350 Certification of Kyle F. McClure.

**97.1	—	Dril-Quip, Inc. Clawback Policy.

**101.INS	—	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

**101.SCH	—	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	—	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (included as exhibit 101).

*	Incorporated herein by reference as indicated.

**	Filed with this report.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2024.

DRIL-QUIP, INC.

By:	/S/ JEFFREY J. BIRD
Jeffrey J. Bird President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ JOHN V. LOVOI	Chairman of the Board	February 27, 2024
JOHN V. LOVOI
/S/ JEFFREY J. BIRD	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2024
JEFFREY J. BIRD
/S/ KYLE F. MCCLURE	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)	February 27, 2024
KYLE F. MCCLURE /S/ CARRI A. LOCKHART	Director	February 27, 2024
CARRI A. LOCKHART
/S/ TERENCE B. JUPP	Director	February 27, 2024
TERENCE B. JUPP
/S/ STEVEN L. NEWMAN	Director	February 27, 2024
STEVEN L. NEWMAN
/S/ AMY B. SCHWETZ	Director	February 27, 2024
AMY B. SCHWETZ
/S/ DARRYL K. WILLIS	Director	February 27, 2024
DARRYL K. WILLIS