Form 10-Q
period 2024-03-31
DRIL-QUIP INC
filed 2024-05-02
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 29, 2024, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 34,420,419.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$198,197	$187,323
Restricted cash	4,103	4,077
Short-term investments	4,016	25,908
Trade receivables, net	137,135	135,569
Unbilled receivables	139,610	148,429
Inventories	209,160	194,593
Prepaid expenses	13,126	14,119
Other current assets	8,285	9,699
Assets held for sale	1,513	-
Total current assets	715,145	719,717
Operating lease right of use assets	16,356	16,343
Property, plant and equipment, net	215,264	217,631
Deferred income taxes	9,663	8,989
Goodwill	16,288	16,654
Intangible assets	40,247	41,941
Other assets	8,064	6,906
Total assets	$1,021,027	$1,028,181
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,907	$60,160
Accrued income taxes	7,064	5,942
Contract liabilities	6,839	7,583
Accrued compensation	14,026	14,035
Operating lease liabilities	2,300	2,118
Other accrued liabilities	40,420	27,865
Total current liabilities	133,556	117,703
Deferred income taxes	10,330	10,564
Income tax payable	385	346
Operating lease liabilities, long-term	14,541	14,554
Other long-term liabilities	4,852	3,754
Total liabilities	163,664	146,921
Contingencies (Note 14)
Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 34,419,768 and 34,386,577 shares issued and outstanding at March 31, 2024 and December 31, 2023	343	343
Additional paid-in capital	103,025	100,289
Retained earnings	930,789	950,719
Accumulated other comprehensive losses	(176,794)	(170,091)
Total stockholders’ equity	857,363	881,260
Total liabilities and stockholders’ equity	$1,021,027	$1,028,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 31,
	2024	2023
	(In thousands, except per share data)
Revenues:
Products	$64,562	$59,246
Services	30,187	21,281
Leasing	15,548	10,338
Total revenues	110,297	90,865
Cost and expenses:
Cost of sales:
Products	48,300	47,044
Services	23,290	12,003
Leasing	6,829	6,455
Total cost of sales	78,419	65,502
Selling, general and administrative	29,991	22,585
Engineering and product development	3,738	3,399
Restructuring and other charges	-	1,718
Gain on sale of property, plant and equipment	(200)	(6,647)
Acquisition costs	19,046	-
Foreign currency transaction loss (gain)	(1,895)	1,120
Total costs and expenses	129,099	87,677
Operating income (loss)	(18,802)	3,188
Interest income, net	(2,196)	(2,747)
Income (loss) before income taxes	(16,606)	5,935
Income tax provision (benefit)	3,378	3,624
Net income (loss)	$(19,984)	$2,311
Net income (loss) per common share:
Basic	$(0.58)	$0.07
Diluted	$(0.58)	$0.07
Weighted average common shares outstanding:
Basic	34,417	34,128
Diluted	34,417	34,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 31,
	2024	2023
	(In thousands)
Net income (loss)	$(19,984)	$2,311
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,649)	574
Total comprehensive income (loss)	$(26,633)	$2,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(19,984)	$2,311
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,432	6,889
Stock-based compensation expense	2,788	2,577
Restructuring and other charges	-	683
Gain on sale of property, plant and equipment	(200)	(6,647)
Acquisition costs	18,087	-
Deferred income taxes	(1,997)	(211)
Changes in operating assets and liabilities:
Trade receivables, net	(937)	(39,531)
Unbilled receivables	3,973	(6,376)
Inventories	(13,152)	(4,758)
Prepaids and other assets	(1,186)	1,335
Accounts payable and accrued expenses	124	(9,192)
Other, net	(52)	-
Net cash used in operating activities	(4,104)	(52,920)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,757)	(5,424)
Proceeds from sale of property, plant and equipment	375	15,460
Purchase of short-term investments	-	(9,081)
Maturities of short-term investments	21,892	22,392
Net cash provided by investing activities	17,510	23,347
Cash flows from financing activities:
Other	(297)	(11)
Net cash used in financing activities	(297)	(11)
Effect of exchange rate changes on cash activities	(2,209)	123
Increase (decrease) in cash and cash equivalents	10,900	(29,461)
Cash and cash equivalents at beginning of period	191,400	264,804
Cash and cash equivalents at end of period	$202,300	$235,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(In thousands, except shares)
Balance at January 1, 2024	$343	$100,289	$950,719	$(170,091)	$881,260
Foreign currency translation adjustment	-	-	54	(6,703)	(6,649)
Net loss	-	-	(19,984)	-	(19,984)
Comprehensive loss					(26,633)
Payroll taxes for shares withheld	-	(52)	-	-	(52)
Stock-based compensation expense	-	2,788	-	-	2,788
Balance at March 31, 2024	$343	$103,025	$930,789	$(176,794)	$857,363

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(In thousands, except shares)
Balance at January 1, 2023	343	90,450	950,168	(168,609)	$872,352
Foreign currency translation adjustment	-	-	-	574	574
Net income	-	-	2,311	-	2,311
Comprehensive income					2,885
Stock-based compensation expense	-	2,577	-	-	2,577
Balance at March 31, 2023	$343	$93,027	$952,479	$(168,035)	$877,814

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

The Company’s operations are organized into three reportable business segments: Subsea Products, Subsea Services, and Well Construction. The Company’s Subsea Products business manufactures highly engineered, field-proven products with a wide array of deepwater drilling equipment and technology that meets the requirements for harsh subsea environments. The Company’s Subsea Services business provides high-level aftermarket support and technical services with field technicians that support the full installation and lifecycle management of regulatory and industry standards, as well as offering industry training programs. The Company’s Well Construction business provides products and services utilized in the construction of the wellbore such as completions, casing hardware and liner hanger systems. In 2023, the Company acquired Great North and includes its product, service and leasing solutions within the Well Construction segment. Great North offers pressure control and completion solutions, including customized and highly engineered wellhead products for use in heavy oil and thermal production locations, proprietary completion solutions such as the Multi-Well Frac Connector TM, as well as related installation and maintenance services. The Company’s products and services are used on both land and offshore markets. For information with respect to our segments, see “Business Segments,” Note 11 of Notes to the Consolidated Financial Statements.

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements as of that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of March 31, 2024 and the results of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and comprehensive income (loss) for the three months ended March 31, 2024 and cash flows for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

2. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Reclassifications

We reclassified approximately $5.5 million of accrued professional fees for the year ended December 31, 2023, from accounts payable to other accrued liabilities to conform to our current year presentation. These reclassifications to the prior period were made to conform to the current period presentation and did not have an impact on our consolidated statements of income (loss), consolidated balance sheets, consolidated statements of comprehensive income (loss), consolidated statements of stockholders’ equity and consolidated statements of cash flows.

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

The Company’s ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. We opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. As of March 31, 2024, the cash balance in that account was approximately $4.1 million. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times which is considered as restricted cash and is included in “Cash and cash equivalents” in our condensed consolidated balance sheets as at March 31, 2024 and December 31, 2023. Withdrawals from this cash collateral account are only allowed at such point a given letter of credit has expired or has been cancelled.

Short-term Investments

Short-term investments that have a maturity greater than three months and less than a year from the balance sheet date are comprised primarily of time deposits, certificates of deposit, commercial paper, bonds and notes, substantially all of which are denominated in U.S. dollars and are stated at cost plus accrued interest, which approximates fair value. The Company expects to hold all of its Short-term investments to maturity.

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

The fair value hierarchy established under this guidance prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
•
Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted prices, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
•
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.

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

Restructuring and Other Charges

Restructuring and other charges consist of costs associated with our 2021 global strategic plan initiated in the fourth quarter of 2021, in an effort to realign our subsea product business with the market conditions. The 2021 global strategic plan concluded in the third quarter of 2023. As a result, the Company incurred no additional restructuring charges during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company incurred $1.7 million of additional costs under the 2021 global strategic plan. These charges were primarily related to consulting and legal fees, office moves and site cleanup, and preparation costs. These charges are reflected as “Restructuring and other charges” in our condensed consolidated statements of income (loss).

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

For the three months ended March 31, 2024 and 2023 the Company did not purchase any shares under the share repurchase plan.

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

In each relevant period, the net income (loss) used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended
	March 31,
	2024	2023
	(In thousands)
Weighted average common shares outstanding – basic	34,417	34,128
Dilutive effect of common stock awards	-	361
Weighted average common shares outstanding – diluted	34,417	34,489

For the three months ended March 31, 2024 and 2023, the Company has excluded the following common stock awards because their impact on the income (loss) per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended
	March 31,
	2024	2023
	(In thousands)
Director stock awards	67	-
Performance share units	397	-
Restricted stock awards	592	-

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

The acquisition of Great North includes a contingent consideration arrangement that requires additional consideration to be paid by Dril-Quip to the sellers of Great North based on the future revenues of Great North for the fiscal years 2024 and 2025. The range of the undiscounted amounts Dril-Quip could pay under the contingent consideration agreement is between zero and $30 million CAD, approximately $22.8 million. The fair value of the contingent consideration recognized on the acquisition date was $3.6 million. The Company is required to remeasure this liability to fair value quarterly with any changes in the fair value recorded in income until the final payment is made. As of March 31, 2024 the fair value of the contingent consideration was $1.2 million. For information with respect to our fair value measurements, see “Fair Value Measurements,” Note 4 of Notes to the Consolidated Financial Statements. The contingent consideration is included in other long-term liabilities as of March 31, 2024.

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

(1) Includes $4.0 million of trademarks with a weighted average useful life of 10 years, $3.6 million of patents with a weighted average useful life of 15 years, and $14.7 million of customer relationships with a weighted average useful life of 10 years. See “Goodwill and Intangible Assets,” Note 10 of Notes to the Condensed Consolidated Financial Statements for further information regarding intangible assets.

4. Fair Value Measurements

As of March 31, 2024, the Company’s Level 3 instruments consist of contingent purchase consideration liabilities related to the acquisition of Great North (Note 3). The fair value of such earn-out liabilities is generally determined using a Monte Carlo Simulation that includes significant inputs that are not observable. Significant inputs include management’s estimate of revenue and other market inputs, including expected revenue volatility (6.7%) and a revenue discount rate (8.4%). The fair value of certain earn-out liabilities is derived using the estimated probability of success of achieving the earn-out periods discounted to present value. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in “Change in fair value of earn-out liability” of the condensed consolidated statements of income.

The Company’s contingent consideration measured at fair value for the periods presented are as follows (in thousands):

	March 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liability:
Contingent consideration (1)	$1,182	-	-	$1,182	$1,208	-	-	$1,208
Total liabilities	$1,182	-	-	$1,182	$1,208	-	-	$1,208

(1) As of March 31, 2024 and December 31, 2023, contingent consideration includes certain amounts in other long-term liabilities on the Company’s condensed consolidated balance sheets.

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with the Company’s acquisition measured at fair value for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning period balance	$1,208	-
Additions to contingent consideration	-	-
Payments of contingent consideration	-	-
Fair value adjustment of earn-out liabilities	-	-
Currency translation adjustment	(26)	-
Ending period balance	$1,182	$-

5. Revenue Recognition

Revenues from contracts with customers consisted of the following:

	Three months ended
	March 31,
	2024	2023
	(In thousands)
Revenues:
Products:
Subsea products	$35,332	$46,117
Well construction	29,230	13,129
Total products	$64,562	$59,246
Services:
Subsea services	$16,723	$16,487
Well construction services	13,464	4,794
Total services	$30,187	$21,281
Leasing:
Subsea leasing	$7,856	$7,409
Well Construction leasing	7,692	2,929
Total leasing	$15,548	$10,338
Total revenues	$110,297	$90,865

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract assets at December 31, 2023	$148,429
Additions	107,633
Transfers to Trade receivables, net	(116,452)
Contract assets at March 31, 2024	$139,610

Contract Liabilities (amounts shown in thousands)

Contract liabilities at December 31, 2023	$7,583
Additions	1,920
Revenue recognized	(2,664)
Contract liabilities at March 31, 2024	$6,839

Contract assets include unbilled accounts receivable associated with contracts accounted for under the over-time accounting method which were approximately $92.2 million and $90.2 million at March 31, 2024 and December 31, 2023, respectively. Unbilled contract assets are transferred to trade receivables, net, when the right to bill becomes unconditional. Contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of March 31, 2024.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over-time product lines was $56.0 million as of March 31, 2024. The Company expects to recognize revenue on approximately 92.2% of the remaining performance obligations over the next 12 months and the remaining 7.8% thereafter.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

6. Stock-Based Compensation and Stock Awards

During the three months ended March 31, 2024, the Company recognized approximately $2.8 million of stock-based compensation expense. Stock-based compensation is included in “Selling, general and administrative” in our accompanying condensed consolidated statements of income (loss) and “Additional paid-in capital” in our accompanying condensed consolidated balance sheets. During the three months ended March 31, 2023, the Company recognized approximately $2.6 million of stock-based compensation expense.

7. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Raw materials and supplies	$36,428	$34,950
Work in progress	33,302	33,911
Finished goods	139,430	125,732
Total inventory	$209,160	$194,593

As of March 31, 2024, the inventory values of raw materials, work in progress and finished goods have been reduced by a reserve for slow moving, excess and obsolete inventories of $6.4 million, $3.5 million and $58.3 million, respectively. As of December 31, 2023 the inventory values of raw materials, work in progress and finished goods have been reduced by a reserve for slow moving, excess and obsolete inventories of $8.3 million, $2.7 million and $55.2 million, respectively.

8. Assets Held for Sale

In accordance with the applicable accounting guidance, FASB ASC 360-10-45-9, the Company identified $1.0 million of buildings and $0.5 million of land as held for sale in the first quarter of 2024. The assets’ net carrying amount were reclassified from Property, plant and equipment, net, to Assets held for sale on the condensed consolidated balance sheets at March 31, 2024. No long-lived asset write downs were recorded in the three months ended March 31, 2024.

9. Restructuring and Other Charges

The 2021 global strategic plan concluded in the third quarter of 2023. As a result, the Company did not incur any restructuring charges during the three months ended March 31, 2024.

During the three months ended March 31, 2023, the Company incurred costs of approximately $1.7 million under the 2021 global strategic plan. These charges primarily consist of office moves, site cleanup, preparation costs, and consulting and legal fees.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges as of March 31, 2024 (in thousands):

Total
Beginning balance at January 1, 2024	$630
Additions for costs expensed	-
Reductions for payments	(600)
Other	(30)
Ending balance at March 31, 2024	$0

10. Goodwill and Intangible Assets

Goodwill

The following table summarizes the change in goodwill, which was acquired in the acquisition of Great North in 2023 (in millions):

Total
Net balance as of December 31, 2023	$16.7
Addition due to business combination	-
Impairments	-
Foreign currency translation	(0.4)
Net balance as of March 31, 2024 (1)	$16.3

(1) As of March 31, 2024, the Goodwill balance is included in long-lived assets in the Well Construction business segment.

Intangible Assets

Intangible assets, the majority of which were acquired in the acquisition of TIW Corporation in 2016, OilPatch Technologies in 2017, and Great North in 2023, consist of the following:

		March 31, 2024
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	10 – 15 years	$12,101	$(3,048)	$(97)	$8,956
Patents	15 – 30 years	9,670	(4,369)	(78)	5,223
Customer relationships	5 – 15 years	40,370	(13,978)	(324)	26,068
Organizational costs	3 years	172	(169)	(3)	-
		$62,313	$(21,564)	$(502)	$40,247

		December 31, 2023
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	10 – 15 years	$12,091	$(2,811)	$4	$9,284
Patents	15 – 30 years	9,686	(4,200)	(22)	5,464
Customer relationships	5 – 15 years	40,291	(13,095)	(3)	27,193
Organizational costs	3 years	163	(163)	-	-
		$62,231	$(20,269)	$(21)	$41,941

11. Business Segments

Operating segments are defined in FASB ASC Topic 280, Segment Reporting, as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s operations are organized into three reportable business segments: Subsea Products, Subsea Services, and Well Construction. The Company evaluates segment performance based on operating income. The accounting policies of the segments are the same as described in the summary of significant accounting policies.

Subsea Products. The Company’s Subsea Products segment designs, manufactures and sells a variety of products including subsea wellheads, connectors and surface equipment, and subsea production systems.

Subsea Services. The Company’s Subsea Services segment delivers a variety of technical services including subsea rental services, subsea rework services and subsea services shared support.

Well Construction. The Company’s Well Construction business provides products and services utilized in the construction of the wellbore such as completions, casing hardware and liner hanger systems. In 2023, the Company acquired Great North and includes its product, service and leasing solutions within the Well Construction segment. Great North offers pressure control and completion solutions, including customized and highly engineered wellhead products for use in heavy oil and thermal production locations, proprietary completion solutions such as the Multi-Well Frac Connector TM, as well as related installation and maintenance services.

During the three months ended March 31, 2024, the Company did not incur any costs under the 2021 global strategic plan. During the three months ended March 31, 2023, the Company incurred $1.7 million of additional costs under the 2021 global strategic plan, all of which is in Corporate.

The following tables presents selected financial data by business segment:

	Three months ended March 31,
	2024	2023
	(In thousands)
Revenue
Subsea products	$35,332	$46,117
Subsea services	24,579	23,896
Well construction	50,386	20,852
Total revenue	$110,297	$90,865
Depreciation and amortization
Subsea products	$1,569	$1,599
Subsea services	2,247	2,754
Well construction	3,867	1,743
Segment depreciation and amortization	7,683	6,096
Corporate (1)	749	793
Total depreciation and amortization	$8,432	$6,889
Operating income (loss)
Subsea products	$639	$1,495
Subsea services	1,833	9,384
Well construction	5,632	562
Segment operating income	8,104	11,441
Corporate (1)	(26,906)	(8,253)
Total operating income (loss)	$(18,802)	$3,188

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

12. Income Tax

The effective tax rate for the three months ended March 31, 2024 was (20.3%) compared to 61.1% for the same period in 2023. The change in the effective tax rate between the periods resulted primarily due to the change in earnings mix by geography and tax jurisdiction as compared to the prior period, changes in valuation allowances in the United States, foreign withholding tax, and changes in nondeductible expenses. In the United States, significant transaction costs in connection with the proposed merger with Innovex Downhole Solutions Inc. were incurred which were partially deductible. As such, these costs had a larger impact to the earnings mix as compared to previous periods.

The Company had no outstanding NOL carryback claims as of December 31, 2023 including the estimated carryback claim relating to the 2020 tax year, which was reflected in “Other current assets” on the condensed consolidated balance sheets. During the three months ended March 31, 2024, the Company received no refunds.

Except with respect to our operations in Canada, the Company no longer asserts the indefinite reinvestment assertion. We maintain a deferred foreign tax liability, which had a balance of $1.8 million as of March 31, 2024. It is primarily related to estimated foreign withholding tax associated with repatriating non-U.S. earnings back to the United States. The indefinite reinvestment assertion with respect to Canada pertains to earnings of $3.0 million as of March 31, 2024.

The Company operates in multiple jurisdictions with complex tax and regulatory environments and our tax returns are periodically audited or subjected to review by tax authorities. We monitor tax law changes and the potential impact to our results of operations.

13. Merger of Dril-Quip and Innovex

On March 18, 2024, the Company, Ironman Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub Inc.”), and DQ Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub LLC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Innovex Downhole Solutions Inc. (“Innovex”), pursuant to which, upon the terms and subject to the conditions set forth therein, (i) Merger Sub Inc. will merge with and into Innovex, with Innovex continuing as the surviving entity (the “Surviving Corporation”) (the “First Merger”) and (ii) immediately following the First Merger, the Surviving Corporation will merge with and into Merger Sub LLC (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub LLC continuing as the surviving entity. Upon consummation of the transactions contemplated by the Merger Agreement (the “Transactions”), the Company expects that its current stockholders will own approximately 52% of the Combined Company (as defined below) and current stockholders of Innovex will own approximately 48% of the Combined Company. Following the Transactions, the name of the Company will be changed to Innovex International, Inc. (the “Combined Company”), and its common stock will remain listed on the New York Stock Exchange.

The Mergers are currently expected to close in the third quarter of 2024; however, no assurance can be given as to when, or if, the Mergers will occur. The Merger Agreement contains termination rights, subject to certain conditions, for each of the Company and Innovex, including, among others: (i) if the consummation of the First Merger does not occur on or before December 18, 2024 (the “End Date”) or the extended End Date (March 18, 2025) and (ii) if the Company wishes to terminate the Merger Agreement to enter into a definitive agreement with respect to a superior proposal. Upon termination of the Merger Agreement under certain specified circumstances, including, among others, by Innovex for a material breach by the Company of its non-solicitation obligations or by the Company in order to enter into a definitive agreement with respect to a superior proposal, the Company would be required to pay Innovex a termination fee of $31.9 million. The above description of the Merger Agreement and the Transactions, including certain referenced terms, is a summary of certain principal terms and conditions contained in the Merger Agreement.

14. Contingencies

Steamfitters Complaint

On March 21, 2024, a purported Company stockholder filed a putative class action complaint captioned Steamfitters Local 449 Pension Fund v. Dril-Quip, Inc., et al., C.A. No. 2024-0284-LWW (Del. Ch.) (the “Steamfitters Complaint”). The Steamfitters Complaint alleges that members of the Company’s Board of Directors breached their fiduciary duties by agreeing, in connection with the proposed merger with Innovex, to enter into a stockholders agreement with Amberjack Capital Partners (“Amberjack”) requiring Amberjack to vote in favor of the Board of Director’s nominees at the Company’s 2025 annual meeting of stockholders and prohibiting certain transfers from Amberjack directly to activist stockholders not through public market sales. The Steamfitters Complaint further alleges that Innovex and Amberjack aided and abetted the directors’ alleged breaches of fiduciary duties. The complaint seeks an order certifying a class of the Company’s stockholders, finding that the directors breached their fiduciary duties and that Innovex and

Amberjack aided and abetted the directors’ breaches of fiduciary duties, enjoining enforcement of the challenged provisions of the stockholders agreement, and awarding the plaintiff its reasonable attorneys’ and experts’ witness fees and other costs.

The defendants, including the Company and the members of the Company’s Board of Directors, believe that they have substantial defenses against the claims asserted in the Steamfitters Complaint. Nevertheless, the outcome of this lawsuit is uncertain and cannot be predicted with any certainty.

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
•
risks related to the acquisition of Innovex Downhole Solutions Inc., a Delaware corporation (“Innovex”), including the receipt of approval of Dril-Quip’s stockholders; the time required to complete the mergers; uncertainty as to whether the conditions to closing the mergers will be satisfied or whether the mergers will be completed; the risk that a regulatory approval, consent or authorization that may be required for the transaction is not obtained in a timely manner or at all, or is obtained subject to conditions that are not anticipated; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the diversion of management time on merger-related issues; the ultimate timing, outcome and results of integrating the operations of the Company and Innovex; the effects of the business combination on Dril-Quip and Innovex, including the combined company’s future financial condition, results of operations, strategy and plans; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the mergers; expected benefits from the mergers and the ability of the Company to realize those benefits; the significant costs required to complete the mergers and integrate operations of the Company and Innovex; expectations regarding regulatory approval of the mergers; whether merger-related litigation will occur and, if so, the results of any litigation, settlements and investigations;
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
•
the Company’s ability to deliver its bookings in a timely fashion;
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

These statements are based on assumptions and analysis in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income (loss) and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto presented elsewhere herein as well as the discussion under “Risk Factors,” included herein and “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

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

The Company’s operations are organized into three reportable business segments: Subsea Products, Subsea Services, and Well Construction. The Company’s Subsea Products business manufactures highly engineered, field-proven products with a wide array of deepwater drilling equipment and technology that meets the requirements for harsh subsea environments. The Company’s Subsea Services business provides high-level aftermarket support and technical services with field technicians that support the full installation and lifecycle management of regulatory and industry standards, as well as offering industry training programs. The Company’s Well Construction business provides products and services utilized in the construction of the wellbore such as completions, casing hardware and liner hanger systems. In 2023, the Company acquired Great North and includes its product, service and leasing solutions within the Well Construction segment. Great North offers pressure control and completion solutions, including customized and highly engineered wellhead products for use in heavy oil and thermal production locations, proprietary completion solutions such as the Multi-Well Frac Connector TM, as well as related installation and maintenance services. The Company’s products and services are used on both land and offshore markets. For information with respect to our segments, see “Business Segments,” Note 11 of Notes to the Consolidated Financial Statements.

Recent Developments

On March 18, 2024, the Company, Ironman Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub Inc.”), and DQ Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub LLC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Innovex, pursuant to which, upon the terms and subject to the conditions set forth therein, (i) Merger Sub Inc. will merge with and into Innovex, with Innovex continuing as the surviving entity (the “Surviving Corporation”) (the “First Merger”) and (ii) immediately following the First Merger, the Surviving Corporation will merge with and into Merger Sub LLC (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub LLC continuing as the surviving entity. Upon consummation of the transactions contemplated by the Merger Agreement (the “Transactions”), the Company expects that its current stockholders will own approximately 52% of the Combined Company (as defined below) and current stockholders of Innovex will own approximately 48% of the Combined Company.

Following the Transactions, the name of the Company will be changed to Innovex International, Inc. (the “Combined Company”), and its common stock will remain listed on the New York Stock Exchange.

The Mergers are currently expected to close in the third quarter of 2024; however, no assurance can be given as to when, or if, the Mergers will occur. The Merger Agreement contains termination rights, subject to certain conditions, for each of the Company and Innovex, including, among others: (i) if the consummation of the First Merger does not occur on or before December 18, 2024 (the “End Date”) or the extended End Date (March 18, 2025) and (ii) if the Company wishes to terminate the Merger Agreement to enter into a definitive agreement with respect to a superior proposal. Upon termination of the Merger Agreement under certain specified circumstances, including, among others, by Innovex for a material breach by the Company of its non-solicitation obligations or by the Company in order to enter into a definitive agreement with respect to a superior proposal, the Company would be required to pay Innovex a termination fee of $31.9 million. The above description of the Merger Agreement and the transactions contemplated thereby, including certain referenced terms, is a summary of certain principal terms and conditions contained in the Merger Agreement.

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

In February 2022, Russia invaded Ukraine, resulting in wide-ranging sanctions imposed on Russia by certain members of the European Union, the United Kingdom and the United States, among others, higher oil prices and increased uncertainty in global markets. As Russia’s invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export-controls or other economic or military measures against Russia. Although we have minimal operational exposure in Russia and we do not intend to commit further capital towards projects in Russia, the full impact of the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and could adversely affect oil and gas companies, many of which are our customers, as well as the global supply chain. For more information on the risks associated with the invasion of Ukraine, see “Our business may also be affected by new sanctions and export controls targeting Russia and other responses to Russia’s invasion of Ukraine” discussed in our Annual Report Form 10-K, “Item 1A. Risk Factors” for the fiscal year ended December 31, 2023.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel for the periods covered by this report were:

	Three months ended
	March 31,
Brent Crude Oil Price per Barrel	2024	2023
Low	$75.47	$71.03
High	$87.36	$87.54
Average	$82.92	$81.07
Closing	$86.17	$79.19

According to the April 2024 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are expected to average approximately $89 per barrel in 2024 and $87 per barrel in 2025, compared with an average of $82 per barrel in 2023. In its April 2024 Oil Market Report, the International Energy Agency projected the global oil demand to grow by approximately 1.2 million barrels per day in 2024 and 1.1 million barrels per day in 2025.

Offshore Rig Count

Detailed below is the average contracted Mobile Offshore Drilling Units. These are rigs currently drilling as well as rigs committed, but not yet drilling, for the three months ended March 31, 2024 and 2023. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Three months ended March 31,
	2024		2023
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Mobile Offshore Drilling Units	148	410	146	391

Source: IHS—Petrodata RigBase – March 31, 2024 and 2023

According to IHS-Petrodata RigBase, as of March 31, 2024, there were 550 contracted rigs (148 floating rigs and 402 jack-up rigs), an increase of 3.0% from the rig count of 534 rigs (145 floating rigs and 389 jack-up rigs) as of March 31, 2023.

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

In March 2018, the President of the United States issued a proclamation imposing a 25 percent global tariff on imports of certain steel products and a 10 percent tariff on certain aluminum products, effective March 23, 2018. The President subsequently proposed an additional 25 percent tariff on approximately $50 billion worth of imports from China, and the government of China responded with a proposal of an additional 25 percent tariff on U.S. goods with a value of $50 billion. In the following months, the United States and China placed additional, competing tariffs on imported goods until the two countries entered a phase one trade deal in January 2020, which included an agreement to reduce certain tariffs. Negotiations for a phase two trade deal with China had begun prior to the outbreak of COVID-19 but did not result in a deal. President Biden has urged the United States Trade Representative to further increase tariffs on steel and aluminum.

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

The Company believes that its subsea products bookings should help mitigate the impact of any negative market conditions; however, slow recovery in commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its bookings. The Company’s subsea product bookings for the quarter ended March 31, 2024 were approximately $41.1 million, as compared to approximately $96.8 million and $43.2 million for the quarters ended December 31, 2023 and March 31, 2023, respectively.

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products. For the three months ended March 31, 2024 and 2023, the Company derived 58.5% and 65.2%, respectively, of its revenues from the sale of its products, 27.4% and 23.4%, respectively, of its revenue from services, and 14.1% and 11.4% respectively, of its revenues from leasing. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 71.9% and 62.8% of its revenues derived from foreign sales for the three months ended March 31, 2024 and 2023, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 28.1% and 37.2% of the Company’s total revenues for the three months ended March 31, 2024 and 2023, respectively.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over-time basis. For the three months ended March 31, 2024, there were 57 projects representing approximately 20.3% of the Company’s total revenues and approximately 34.8% of its product revenues that were accounted for using over-time accounting, compared to 63 projects for the three months ended March 31, 2023, which represented approximately 32.7% of the Company’s total revenues and approximately 50.2% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Restructuring and Other Charges. Restructuring and Other Charges consist of costs under the 2021 global strategic plan. The 2021 global strategic plan concluded in the third quarter of 2023. As a result, the Company did not incur any costs under the 2021 global strategic plan for the three months ended March 31, 2024.

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

Foreign Currency Transaction Gain. Foreign currency transaction gains results from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated.

Income Tax Provision. The Company’s effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in earnings mix by geography and tax jurisdiction, impact of valuation allowances, changes in tax legislation, and other permanent differences related to the recognition of income and expense between U.S. GAAP and applicable tax rules.

Reclassifications. We reclassified approximately $5.5 million of accrued professional fees for the year ended December 31, 2023, from accounts payable to other accrued liabilities to conform to our current year presentation. These reclassifications to the prior period were made to conform to the current period presentation and did not have an impact on our consolidated statements of income (loss), consolidated balance sheets, consolidated statements of comprehensive income (loss), consolidated statements of stockholders’ equity and consolidated statements of cash flows.

Results of Operations

The following table sets forth, for the periods indicated, a breakdown of our products, service and leasing revenues:

	Three months ended
	March 31,
	2024	2023
	(In millions)
Revenues:
Products:
Subsea products	$35.3	$46.1
Well construction	29.2	13.2
Total products	64.5	59.3
Services:
Subsea services	16.7	16.5
Well construction services	13.5	4.8
Total services	30.2	21.3
Leasing:
Subsea leasing	7.9	7.4
Well construction leasing	7.7	2.9
Total leasing	15.6	10.3
Total revenues	$110.3	$90.9

The following table sets forth, for the periods indicated, our revenues and operating income (loss) by business segments:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Revenue
Subsea products	$35.3	$46.1
Subsea services	24.6	23.9
Well construction	50.4	20.9
Total revenue	$110.3	$90.9
Operating income (loss)
Subsea products	$0.6	$1.5
Subsea services	1.8	9.4
Well construction	5.6	0.6
Segment operating income (loss)	8.0	11.5
Corporate	(26.9)	(8.3)
Total operating income (loss)	$(18.9)	$3.2

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues. Revenues increased by $19.4 million, or approximately 21.4%, to $110.3 million for the three months ended March 31, 2024 from $90.9 million for the three months ended March 31, 2023.

Subsea Products revenue decreased by approximately $10.8 million primarily driven by lower Connector and Surface Equipment orders in the first quarter of 2024.

Subsea Services revenue increased marginally by approximately $0.7 million compared to the same quarter in 2023.

Well Construction revenue increased by approximately $29.5 million, which was primarily driven by the acquisition of Great North, which contributed $25.1 million in revenue in the first quarter of 2024, and large bore liner hanger growth in international offshore markets.

Cost of Sales. Cost of sales increased by $12.9 million, or approximately 19.7%, to $78.4 million for the three months ended March 31, 2024 from $65.5 million for the same period in 2023. This increase was primarily due to the acquisition of Great North. Cost of sales as a percentage of revenue decreased to 71.1% from 72.1% for the three months ended March 31, 2024 and 2023, respectively, primarily driven by favorable product mix within Subsea Products and Well Construction.

Selling, General and Administrative Expenses. For the three months ended March 31, 2024, selling, general and administrative expenses increased by $7.4 million, or 32.8% to $30.0 million from $22.6 million for the same period in 2023. This increase was primarily due to the addition of Great North expenses and higher personnel related costs.

Engineering and Product Development Expenses. For the three months ended March 31, 2024, engineering and product development expenses increased by approximately $0.3 million, or 10.0%, to $3.7 million from approximately $3.4 million for the same period in 2023. This increase was primarily due to the increased testing and qualifications related to specific international customer requirements.

Restructuring and Other Charges. For the three months ended March 31, 2024, the Company incurred no additional costs under the 2021 global strategic plan. During the three months ended March 31, 2023, the Company incurred costs of approximately $1.7 million under the 2021 global strategic plan. These charges were primarily related to office moves, site cleanup, preparation costs, consulting and legal fees.

Gain on Sale of Property, Plant and Equipment. For the three months ended March 31, 2024, the gain on sale of property, plant and equipment was $0.2 million, primarily related to the sale of scrap parts. For the three months ended March 31, 2023, the gain on sale of property, plant and equipment was $6.7 million, primarily related to the sale of our Houston aftermarket facility and the Houston forge facility buildings.

Foreign Currency Transaction Gain. Foreign currency transaction gain for the three months ended March 31, 2024, was $1.9 million as compared to a loss of $1.1 million for the same period in 2023.

Operating Income (Loss). Subsea Products operating income was approximately $0.9 million lower for the three months ended March 31, 2024 as compared to the same period in 2023, in line with the decrease in revenue.

Subsea Services operating income decreased by approximately $7.6 million, primarily driven by a gain of $5.9 million on the sale of our Houston aftermarket facility recognized in the first quarter of 2023.

Well Construction operating income was approximately $5.0 million higher for the three months ended March 31, 2024 as compared to the same period in 2023, which was primarily driven by the acquisition of Great North.

Corporate operating loss was approximately $18.6 million higher for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to expenses related to the planned merger with Innovex.

Income Tax Provision (Benefit). Income tax provision for the three months ended March 31, 2024 was $3.4 million on a loss before taxes of $16.6 million, resulting in an effective tax rate of (20.3)%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to the change in earnings mix by geography and tax jurisdiction, changes in valuation allowances in the United States, foreign withholding tax, and changes in nondeductible expenses. Income tax provision for the three months ended March 31, 2023 was $3.6 million on an income before taxes of $5.9 million, resulting in an effective income tax rate of approximately 61.1%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to projected earnings mix by geography and tax jurisdiction, foreign withholding taxes, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries.

Net Income (Loss). Net loss was approximately $20.0 million for the three months ended March 31, 2024 as compared to a net income of $2.3 million for the same period in 2023 for the reasons set forth above.

Non-GAAP Financial Measures

We have performed a detailed analysis of the non-GAAP measures that are relevant to our business and its operations and determined that the appropriate unit of measure to analyze our performance is Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, as well as other significant non-cash items and other adjustments for certain charges and credits). The Company believes that the exclusion of these charges and credits from these financial measures enables it to evaluate more effectively the Company’s operations period over period and to identify operating trends that could otherwise be masked by excluded items. It is our determination that Adjusted EBITDA is a relevant measure of how the Company reviews its ability to meet commitments and pursue capital projects.

Adjusted EBITDA

We calculate Adjusted EBITDA as one of the indicators to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure and certain other items, including those that affect the comparability of operating results. This measurement is used in concert with operating income and net income and cash from operating activities, which measures actual cash generated in the period. In addition, we believe that Adjusted EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance ability to pursue and service possible debt opportunities and analyze possible future capital expenditures. Adjusted EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income, as measured under U.S. generally accepted accounting principles. The items excluded from Adjusted EBITDA, but included in the calculation of reported net income, are significant components of the condensed consolidated statements of income (loss) and must be considered in performing a comprehensive assessment of overall financial performance. Our calculation of Adjusted EBITDA may not be consistent with calculations of Adjusted EBITDA used by other companies.

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended March 31,
	2024	2023
	(In thousands)
Net income (loss)	$(19,984)	$2,311
Add:
Interest income, net	(2,196)	(2,747)
Income tax provision (benefit)	3,379	3,624
Depreciation and amortization expense	8,432	6,889
Restructuring and other charges	-	1,718
Acquisition costs	19,046	-
Change in fair value of earn-out liability	-	-
Gain on sale of property, plant and equipment	(200)	(6,647)
Foreign currency transaction loss (gain)	(1,895)	1,120
Stock compensation expense	2,788	2,577
Other	805	-
Adjusted EBITDA (1)	$10,175	$8,845

(1) Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Three months ended March 31,
	2024	2023
	(In thousands)
Operating activities	$(4,104)	$(52,920)
Investing activities	17,510	23,347
Financing activities	(297)	(11)
	13,109	(29,584)
Effect of exchange rate changes on cash activities	(2,209)	123
Decrease in cash and cash equivalents	$10,900	$(29,461)

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

The primary liquidity needs of the Company are (i) to fund capital expenditures to improve and expand facilities and manufacture additional running tools and (ii) to fund working capital. The Company’s principal source of funds is cash flows from operations. The Company may use its liquidity for, among other things, the support of the Company’s research and development efforts, the funding of key projects and spending required by any upturn in the Company’s business and the pursuit of possible acquisitions. We believe our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Net cash used in operating activities for the three months ended March 31, 2024 was $4.1 million as compared to $52.9 million for the three months ended March 31, 2023. The $48.8 million increase in cash from operating activities is primarily due to increases resulting from the change in operating assets and liabilities of $47.3 million.

The change in operating assets and liabilities for the three months ended March 31, 2024 resulted in a $47.3 million increase in cash as compared to the change in operating assets and liabilities for the three months ended March 31, 2023. The $48.9 million net increase in cash due to changes in trade receivables and unbilled receivables was mainly due to a significant increase in billings both for point in time orders and over-time orders as the rights became unconditional on the contract assets and were transferred to trade receivables. Increases in cash due to the changes in accounts payable and accrued expenses was $9.3 million primarily due to the timing of payroll cycles and accounts payable distributions. These increases were partially offset by $8.4 million decreases in cash due to changes in inventory levels as we continually reassess our needs. Decrease in cash due to changes in prepaids and other assets was $2.5 million.

The change in investing cash flows for the three months ended March 31, 2024 resulted in a $17.5 million increase in cash, primarily due to $21.9 million of maturities in our short-term investments during the quarter, which were reinvested in investments classified as cash equivalents as per our accounting policy. This is partially offset by capital expenditures of $4.8 million for the three months ended March 31, 2024. Capital expenditures for the three months ended March 31, 2024 were $2.1 million for machinery and equipment related to our global strategic program which includes consolidation of our manufacturing facilities, $2.1 million for rental tools to support our developed products and $0.6 million for other capital expenditures.

Credit Facility

The Company’s ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. We opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. As of March 31, 2024, the cash balance in that account was approximately $4.1 million. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times which is included in “Restricted cash” in our condensed consolidated balance sheets as at March 31, 2024 and December 31, 2023. Withdrawals from this cash collateral account are only allowed at such point a given letter of credit has expired or has been cancelled.

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

For the three months ended March 31, 2024 and 2023, the Company purchased no shares under the share repurchase plans.

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

Critical Accounting Estimates

During the three months ended March 31, 2024, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is currently exposed to certain market risks related to interest rate changes on its short-term investments and fluctuations in foreign exchange rates. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions. There have been no material changes in market risks for the Company since December 31, 2023.

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

The Company experienced a foreign currency pre-tax loss of approximately $1.9 million during the three months ended March 31, 2024. The Company experienced a foreign currency pre-tax gain of approximately $1.1 million, during the three months ended March 31, 2023.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see “Contingencies,” Note 14 to the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

The following risk factors relate to the proposed mergers with Innovex and augment the risk factors disclosed under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. . In connection with the proposed mergers, Dril-Quip intends to file with the Securities and Exchange Commission (the “SEC”), a registration statement on Form S-4 that will include a proxy statement/prospectus. For more information on the proposed mergers, please read the Form S-4 when it becomes available, as well as any other related information on the Transaction that we have filed with the SEC.

The mergers are subject to a number of conditions to the obligations of both Dril-Quip and Innovex to complete the mergers, which, if not fulfilled, or not fulfilled in a timely manner, may delay completion of the mergers or result in termination of the merger agreement.

The mergers are subject to a number of conditions beyond the control of Dril-Quip or Innovex that may prevent, delay or otherwise materially adversely affect its completion. Neither Dril-Quip nor Innovex can predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the outside date, it is possible that the merger agreement may be terminated. Although Dril-Quip and Innovex have agreed in the merger agreement to use reasonable best efforts, subject to certain limitations, to complete the mergers as promptly as reasonably practicable, these and other conditions to the completion of the mergers may fail to be satisfied. In addition, satisfying the conditions to and completing the mergers may take longer, and could cost more, than Dril-Quip and Innovex expect. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the mergers for a significant period of time or prevent them from occurring. Any delay in completing the mergers may adversely affect the cost savings and other benefits that Dril-Quip and Innovex expect to achieve if the mergers and the integration of the companies’ respective businesses are completed within the expected timeframe. There can be no assurance that all required regulatory approvals will be obtained or obtained prior to the termination date.

Uncertainties associated with the mergers may cause a loss of management personnel and other key employees of Dril-Quip or Innovex, which could adversely affect the future business and operations of the combined company.

Dril-Quip and Innovex are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The combined company’s success after the mergers will depend in part upon its ability to retain key management personnel and other key employees. Current and prospective employees of Dril-Quip or Innovex may experience uncertainty about their roles within the combined company following the mergers or other concerns regarding the timing and completion of the mergers or the operations of the combined company following the mergers, any of which may have an adverse effect on the ability of Dril-Quip or Innovex to retain or attract key management and other key personnel. In addition, the loss of key Dril-Quip or Innovex personnel could diminish the anticipated benefits of the mergers and the integration of the companies may be more difficult. Furthermore, the combined company may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of each of Dril-Quip and Innovex. No assurance can be given that the combined company will be able to retain or attract key management personnel and other key employees of Dril-Quip or Innovex to the same extent that Dril-Quip and Innovex have previously been able to retain or attract their own employees.

The business relationships of Dril-Quip and Innovex may be subject to disruption due to uncertainty associated with the mergers, which could have a material adverse effect on the results of operations, cash flows and financial position of Dril-Quip or Innovex pending and following the mergers.

Parties with which Dril-Quip or Innovex do business may experience uncertainty associated with the mergers, including with respect to current or future business relationships with Dril-Quip or Innovex following the mergers. Dril-Quip’s and Innovex’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than Dril-Quip or Innovex prior to or following the mergers. These disruptions could have a material and adverse effect on the results of operations, cash flows and financial position of Dril-Quip or Innovex, regardless of whether the mergers are completed, as well as a material and adverse effect on Dril-Quip’s ability to realize the expected cost savings and other benefits of the mergers. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the mergers or termination of the merger agreement.

The merger agreement subjects Dril-Quip and Innovex to restrictions on their respective business activities prior to the effective time.

The merger agreement subjects Dril-Quip and Innovex to restrictions on their respective business activities prior to the effective time. The merger agreement obligates each of Dril-Quip and Innovex to use its commercially reasonable efforts to carry on its business in the ordinary course in all material respects, and the merger agreement obligates each of Dril-Quip and Innovex to use its commercially reasonable efforts to conduct its business in the ordinary course of business in all material respects and preserve substantially intact its present business organization, except as otherwise expressly contemplated by the merger agreement. These restrictions could prevent Dril-Quip and Innovex from pursuing certain business opportunities that arise prior to the effective time and are outside the ordinary course of business.

The merger agreement limits Dril-Quip’s and Innovex’s respective ability to pursue alternatives to the mergers, may discourage other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require Dril-Quip to pay Innovex a termination fee.

The merger agreement contains certain provisions that restrict each of Dril-Quip’s and Innovex’s ability to initiate, solicit, propose, knowingly encourage or knowingly facilitate any inquiry regarding, or the making of any inquiry, proposal or offer that constitutes or could reasonably be expected to lead to, an acquisition proposal with respect to Dril-Quip or Innovex, as applicable, and Dril-Quip and Innovex have each agreed to certain terms and conditions relating to their ability to engage, continue or otherwise participate in any discussions or negotiations regarding, or furnish to a third party any non-public information with respect to, or otherwise knowingly facilitate any effort or attempt to make, any acquisition proposal. Further, even if the Board of Directors withdraws, modifies or qualifies in any manner adverse to Innovex its recommendation with respect to the Dril-Quip merger proposals, unless the merger agreement has been terminated in accordance with its terms, Dril-Quip will still be required to submit the Dril-Quip merger proposals to a vote at the Dril-Quip special meeting. In addition, Innovex generally has an opportunity to offer to modify the terms of the merger agreement in response to any competing acquisition proposals or intervening events before the Board of Directors may withdraw, modify or qualify its recommendations. The merger agreement further provides that, under specified circumstances, including in the event that the Board of Directors has authorized Dril-Quip to enter into an alternative acquisition agreement with respect to an alternative proposal to Dril-Quip and concurrently with the termination of the merger agreement, Dril-Quip enters into an acquisition agreement with respect to such alternative proposal, Dril-Quip is required to pay Innovex a termination fee equal to $31.9 million.

These provisions could discourage a potential third-party acquirer or other strategic transaction partner that might have an interest in acquiring all or a significant portion of Dril-Quip from considering or pursuing an alternative transaction with Dril-Quip or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the total value proposed to be paid or received in the mergers. These provisions might also result in a potential third-party acquirer or other strategic transaction partner proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

Failure to complete the mergers could negatively impact Dril-Quip’s stock price and have a material adverse effect on its results of operations, cash flows and financial positions.

If the mergers are not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or if the Dril-Quip stockholders fail to approve the applicable proposals, the ongoing business of Dril-Quip may be materially adversely affected and, without realizing any of the benefits of having completed the mergers, Dril-Quip would be subject to a number of risks, including the following:

•
Dril-Quip may experience negative reactions from the financial markets, including negative impacts on Dril-Quip’s stock prices;
•
Dril-Quip and its subsidiaries may experience negative reactions from their respective customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;
•
Dril-Quip will still be required to pay certain significant costs relating to the mergers, such as legal, accounting, consulting, financial advisor and printing fees;
•
Dril-Quip may be required to pay a termination fee or expense reimbursement fee as required by the merger agreement;
•
the merger agreement places certain restrictions on the conduct of Dril-Quip’s business pursuant to the terms of the merger agreement, which may delay or prevent Dril-Quip from undertaking business opportunities that, absent the merger agreement, may have been pursued;
•
matters relating to the mergers (including integration planning) require substantial commitments of time and resources by Dril-Quip’s management, which may have resulted in the distraction of each company’s management from ongoing business operations and pursuing other opportunities that could have been beneficial to the companies; and
•
litigation related to any failure to complete the mergers or related to any enforcement proceeding commenced against Dril-Quip to perform its obligations pursuant to the merger agreement.

If the mergers are not completed, the risks described above may materialize and they may have a material adverse effect on Dril-Quip’s results of operations, cash flows, financial position and stock price.

Dril-Quip and Innovex are expected to incur significant transaction costs in connection with the mergers, which may be in excess of those anticipated by them.

Dril-Quip and Innovex have incurred and are expected to continue to incur significant non-recurring costs associated with negotiating and completing the mergers, combining the operations of the two companies and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by Dril-Quip and Innovex whether or not the mergers are completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs and filing fees. Dril-Quip will also incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and other employment-related costs. Dril-Quip and Innovex will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the mergers and the integration of the two companies’ businesses. While Dril-Quip and Innovex have assumed that a certain level of expenses would be incurred, there are many factors beyond their control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all. The costs described above and any unanticipated costs and expenses, many of which will be borne by Dril-Quip or Innovex even if the mergers are not completed, could have an adverse effect on Dril-Quip’s or Innovex’s financial condition and operating results.

Litigation relating to the mergers could result in an injunction preventing the completion of the mergers and/or substantial costs to Dril-Quip and Innovex.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into acquisition, merger, or other business combination agreements. Defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Dril-Quip’s and Innovex’s respective liquidity and financial condition.

Lawsuits that may be brought against Dril-Quip, Innovex or their respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the merger agreement already implemented and to otherwise enjoin the parties from consummating the mergers. One of the conditions to the closing of the mergers is that no law or governmental order is in effect that restrains, enjoins, makes illegal or otherwise prohibits the closing of the mergers. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the mergers, that injunction may delay or prevent the mergers from being completed within the expected timeframe or at all, which may adversely affect Dril-Quip’s and Innovex’s respective business, financial position and results of operation. Either Dril-Quip or Innovex may terminate the merger agreement if any governmental order permanently restraining, enjoining or otherwise prohibiting the consummation of the transactions contemplated by the merger agreement becomes final and nonappealable, so long as the party seeking to terminate the merger agreement has used its reasonable best efforts prevent the entry of and to remove such governmental order in accordance with the terms of the merger agreement.

There can be no assurance that any of the defendants will be successful in the outcome of any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the mergers are completed may adversely affect Dril-Quip’s or Innovex’s business, financial condition, results of operations and cash flows.

The mergers may be completed even though material adverse changes subsequent to the announcement of the mergers, such as industry-wide changes or other events, may occur.

In general, either party can refuse to complete the mergers if there is a material adverse change affecting the other party. However, some types of changes do not permit either party to refuse to complete the transaction, even if such changes would have a material adverse effect on either of the parties. For example, a worsening of Dril-Quip’s or Innovex’s financial condition or results of operations due to a decrease in commodity prices or general economic conditions would not give the other party the right to refuse to complete the mergers. In addition, the parties have the ability, but are under no obligation, to waive any material adverse change that results in the failure of a closing condition and instead proceed with completing the mergers. If adverse changes occur that affect either party, but the parties are still required or voluntarily decide to complete the transaction, Dril-Quip’s share price, business and financial results after the mergers may suffer.

Dril-Quip may be unable to integrate the businesses of Innovex successfully or realize the anticipated benefits of the mergers.

The mergers involve the combination of companies that currently operate as independent companies, in the case of Dril-Quip and Innovex. The combination of independent businesses is complex, costly and time consuming, and each of Dril-Quip and Innovex will be required to devote significant management attention and resources to integrating the respective business practices and operations of the companies. Potential difficulties that the companies may encounter as part of the integration process include the following:

•
the inability to successfully combine the businesses of Innovex with Dril-Quip in a manner that permits Dril-Quip to achieve, on a timely basis or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the mergers;
•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•
the assumption of contractual obligations with less favorable or more restrictive terms; and
•
potential unknown liabilities and unforeseen increased expenses or delays associated with the mergers.

In addition, Dril-Quip and Innovex have previously operated and, until the completion of the mergers, will continue to operate, independently. It is possible that the integration process could result in:

•
diversion of the attention of each company’s management; and
•
the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these issues could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the mergers or could reduce each company’s earnings or otherwise adversely affect the business and financial results of Dril-Quip following the mergers.

The synergies attributable to the mergers may vary from expectations.

Dril-Quip may fail to realize the anticipated benefits and synergies expected from the mergers, which could adversely affect its business, financial condition and operating results. The success of the mergers will depend, in significant part, on Dril-Quip’s ability to successfully integrate the acquired business and realize the anticipated strategic benefits and synergies from the combination. The anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If the combined company is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the mergers within the anticipated timing or at all, the combined company’s business, financial condition and operating results may be adversely affected.

Item 5. Other Information

During the last fiscal quarter, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6.

(a) Exhibits

The following Exhibits are filed herewith:

Exhibit No.		Description

*2.1

Share Purchase Agreement, dated July 31, 2023, among the Sellers listed on Exhibit A thereto, Industrial Growth Partners V AIV L.P., TIW Canada ULC and Dril-Quip, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 31, 2023).

*2.2

Agreement and Plan of Merger, dated as of March 18, 2024, by and among Dril-Quip, Inc., Ironman Merger Sub, Inc., DQ Merger Sub, LLC and Innovex Downhole Solutions, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 18, 2024).

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

DRIL-QUIP, INC.

Date: May 2, 2024	BY:	/s/ Kyle F. McClure
Kyle F. McClure,
Vice President – Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)