Form 10-K/A
period 2023-12-31
DRIL-QUIP INC
filed 2024-07-08
CIK 1042893

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.¨ ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

Dril-Quip, Inc. (the “Company” or “Dril-Quip”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to amend and restate certain items in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024 (the “Original Form 10-K”).

In filing this Amendment, we are restating our previously issued audited Consolidated Financial Statements as of and for the fiscal year ended December 31, 2021 (the “Affected Period”) to correct for a misclassification of inventory write-downs as “Restructuring and other charges” rather than being recorded as “Cost of sales” in the Consolidated Statement of Income (Loss) for the fiscal year ended December 31, 2021 and other immaterial presentation errors. Those previously issued financial statements for the Affected Period should no longer be relied upon. In addition, we intend to file an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, originally filed with the SEC on May 2, 2024, to update that our disclosure controls and procedures were not effective due to the material weakness described below (such report, together with this Amendment, the “Amended Reports”). All material restatement information will be included in the Amended Reports, and we do not intend to separately amend other filings that we have previously filed with the SEC.

Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the periods described above in this Amendment and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the periods described above.

Background of the Restatement

As described in our Current Report on Form 8-K filed with the SEC on July 8, 2024, the Company received comment letters from the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) on June 3, 2024 related to their review of both the Company’s Registration Statement on Form S-4 filed with the SEC on May 1, 2024 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”), and we became aware of an error in the classification of certain inventory write-downs. We misclassified inventory write-downs from 2021 totaling approximately $67 million, including $19.3 million related to the 2018 global strategic plan and approximately $47.7 million due to the discontinuation of certain product categories under the 2021 global strategic plan. The Company classified these charges as “Restructuring and other charges”; however, these charges should have been classified in “Cost of sales” in the Consolidated Statement of Income (Loss) for the fiscal year ended December 31, 2021, in accordance with ASC 420-10-S99-3. We have also updated other immaterial disclosure errors in this Amendment. See Note 21, Restatement of Previously Filed Financial Statements, in the Consolidated Financial Statements for additional information related to the restatement, including descriptions of the adjustments and the impacts on our Consolidated Financial Statements.

Internal Control Considerations

In light of the findings described above, the Audit Committee of our board of directors (“Audit Committee”) concluded that management’s report on internal control over financial reporting as of December 31, 2023 should no longer be relied upon, and the PwC opinion on the consolidated financial statements for the fiscal year ended December 31, 2021, as well as PwC’s opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, should no longer be relied upon.

In connection with the restatement, management has also concluded that the Company's disclosure controls and procedures for the Affected Period were not effective because of material weakness in its internal control over financial reporting. Refer to Item 9A. Controls and Procedures for additional details.

Items Amended in this Filing

For the convenience of the reader, this Amended Report presents the Original Report in its entirety, subject to the changes described below. The Company is filing this Amended Report in order to amend the following items (the “Amended Items”) of the Original Report:

•Part I, Item 1A. Risk Factors

•Part II, Item 7. Management’s Discussion & Analysis

•Part II, Item 8. Financial Statements and Supplementary Data, including the Reports of Independent Registered Public

•Part II, Item 9A. Controls and Procedures

This Amended Report also includes revisions and updates to certain other information including, but not limited to, cross-references, an updated signature page and other conforming changes. Pursuant to the rules of the SEC, the exhibit list included in Part IV, Item 15. Exhibits, Financial Statement Schedules of the Original Report has been amended and restated to include updates to applicable exhibits, consisting of currently-dated consents of the independent registered public accounting firm and certifications.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this Amendment. This Amendment also contains a report of PwC on the Consolidated Financial Statements for each of the three years in the periods ended December 31, 2023 and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, and a consent of PwC.

This Amendment continues to describe the conditions as of the date of the Original Form 10-K and, except as set forth herein, We have not updated or modified the disclosures contained in the Original Form 10-K to reflect any events that have occurred after the Original Form 10-K. Accordingly, forward-looking statements included in this Amendment may represent management’s views as of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter.

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

Risks Related to a Material Weaknesses in Internal Control Over Financial Reporting

We recently identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective.

Based on management’s assessment, we recently determined that a material weakness in our internal control over financial reporting existed due to a classification error associated with an inventory write-down. As a result, management concluded that its internal control over financial reporting, as well as its disclosure controls and procedures, were not effective as of December 31, 2023. The specific factors leading to this conclusion are described in Part II, Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K/A. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

The material weakness identified by management relates to the design of internal controls over the financial statement classification of inventory write-downs. As a result of this deficiency, management classified the write-downs as Restructuring and other charges instead of Cost of goods sold. The material weakness led to an overstatement in Restructuring and other charges and an understatement of Cost of goods sold. As of December 31, 2023, this material weakness had not been remediated. During the third quarter of 2024, we are implementing a remediation plan to update the design and implementation of controls to remediate the above-mentioned deficiency and enhance the Company's internal control environment. If our remedial measures are insufficient, or if additional material weakness or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements and could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

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

Operating Income. Operating income increased by $4.8 million, or approximately 1060%, to $5.3 million in 2023 from $0.5 million in 2022.

Subsea Products operating income decreased marginally by approximately $0.4 million, which was primarily driven by a gain on the sale of our Houston forge facility in 2022, which was mostly offset by a favorable product mix, shifting in some regions from an in-house manufacturing model to a vendor outsourced model resulting in improved profitability, and manufacturing efficiencies achieved due to newer machinery.

Subsea Service operating income increased by approximately $10 million, which was primarily driven by a gain on sale of the Houston aftermarket facility recognized in the first quarter of 2023.

Well Construction operating income decreased by approximately $3.4 million, which was primarily driven by inventory count adjustments in Houston and Mexico, settlement expenses to clear aged accounts receivable, and higher agent fees, offset by additional operating income related to the acquisition of Great North.

Corporate operating loss increased by $1.4 million primarily due to costs associated with the acquisition of Great North.

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

Item 8. Financial Statements and Supplementary Data

Management’s Annual Report on Internal Control over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as the Company did not design and maintain effective controls over the financial statement classification of inventory write-downs related to restructurings. Specifically, the Company did not design controls to accurately address the income statement classification as an attribute for consideration during the review and analysis process specific to inventory write-downs for accurate accounting and disclosure.

The material weakness described above resulted in misclassification of inventory write-downs on the Consolidated Statements of Income (Loss) that resulted in the restatement of the Company’s financial statements for the fiscal year ended December 31, 2021.

Additionally, the material weakness described above could result in misstatements of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

At the time our Original Form 10-K was filed on February 27, 2024, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective. Subsequent to that evaluation, our management, with the participation of our principal executive and principal financial officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness described above. Accordingly, management has restated its report on internal control over financial reporting in this Amendment.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls over the financial statement classification of inventory write-downs related to restructurings.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management's Annual Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting

As discussed in Note 21 to the consolidated financial statements, the Company has restated its 2021 financial statements to correct an error.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the Company not designing and maintaining effective controls over the financial statement classification of inventory write-downs related to restructurings existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Great North from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Great North from our audit of internal control over financial reporting. Great North is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 11% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2024, except for the effects of the restatement and other immaterial disclosure errors discussed in Note 21 to the consolidated financial statements and the matter discussed in the third to last paragraph of Management’s Annual Report on Internal Control over Financial Reporting, as to which the date is July 8, 2024

We have served as the Company’s auditor since 2014.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021 (Restated)
	(In thousands, except per share data)
Revenues:
Products	$271,021	$240,762	$213,263
Services	105,680	79,129	74,143
Leasing	47,359	42,033	35,042
Total revenues	424,060	361,924	322,448
Cost and expenses:
Cost of sales:
Products	211,414	203,759	245,404
Services	72,900	32,046	33,173
Leasing	24,189	30,130	30,689
Total cost of sales	308,503	265,935	309,266
Selling, general and administrative	101,517	94,206	115,036
Engineering and product development	12,649	11,740	15,104
Restructuring and other charges	3,245	13,364	12,023
Gain on sale of property, plant and equipment	(8,754)	(20,019)	(4,482)
Acquisition costs	6,451	-	-
Change in fair value of earn-out liability	(2,282)	-	-
Foreign currency transaction loss (gain)	(2,549)	(3,756)	836
Total costs and expenses	418,780	361,470	447,783
Operating income (loss)	5,280	454	(125,335)
Interest expense (income), net	(8,188)	(4,249)	212
Income (loss) before income taxes	13,468	4,703	(125,547)
Income tax provision	12,864	6,327	2,946
Net income (loss)	$604	$(1,624)	$(128,493)
Net income (loss) per common share:
Basic	$0.02	$(0.05)	$(3.63)
Diluted	$0.02	$(0.05)	$(3.63)
Weighted average common shares outstanding:
Basic	34,174	34,237	35,331
Diluted	34,473	34,237	35,331

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

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021 (Restated)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$604	$(1,624)	$(128,493)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,324	29,421	30,381
Stock-based compensation expense	10,892	10,363	14,895
Restructuring and other charges	(2,042)	7,829	8,304
Gain on sale of property, plant and equipment	(8,754)	(20,019)	(4,482)
Acquisition costs	3,381	-	-
Deferred income taxes	(2,867)	6,401	(8,701)
Changes in operating assets and liabilities:
Trade receivables, net	(25,839)	8,566	13,966
Unbilled receivables	(3,245)	(43,077)	37,721
Inventories, net	(28,635)	(1,151)	61,428
Prepaids and other assets	30,751	(12,545)	10,650
Accounts payable and accrued expenses	4,210	(20,768)	3,015
Other, net	(1,053)	(167)	(256)
Net cash provided by (used in) operating activities	7,727	(36,771)	38,428
Cash flows from investing activities:
Purchase of property, plant and equipment	(32,626)	(18,866)	(9,990)
Proceeds from sale of property, plant and equipment	28,776	20,993	6,783
Acquisition of Great North, net of cash acquired	(82,287)	-	-
Purchase of short-term investments	(48,866)	(32,232)	-
Maturities of short-term investments	55,190	-	-
Net cash used in investing activities	(79,813)	(30,105)	(3,207)
Cash flows from financing activities:
Repurchase of common shares	-	(20,807)	(24,191)
Other	(124)	(83)	(109)
Net cash used in financing activities	(124)	(20,890)	(24,300)
Effect of exchange rate changes on cash activities	(1,194)	(2,881)	(1,425)
Increase (decrease) in cash and cash equivalents	(73,404)	(90,647)	9,496
Cash and cash equivalents at beginning of year	264,804	355,451	345,955
Cash and cash equivalents at end of year	$191,400	$264,804	$355,451

The accompanying notes are an integral part of these consolidated financial statements.

DRIL-QUIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(In thousands)
Balance at December 31, 2020	$363	$65,613	$1,125,263	$(149,711)	$1,041,528
Foreign currency translation adjustment	-	-	-	(6,874)	(6,874)
Net loss	-	-	(128,493)	-	(128,493)
Comprehensive loss	-	-	-	-	(135,367)
Repurchase of common stock (1,109,187 shares)	(11)	-	(24,180)	-	(24,191)
Payroll taxes for shares withheld	-	(254)	-	-	(254)
Stock-based compensation expense	-	14,895	-	-	14,895
Balance at December 31, 2021	352	80,254	972,590	(156,585)	896,611
Foreign currency translation adjustment	-	-	-	(12,024)	(12,024)
Net loss	-	-	(1,624)	-	(1,624)
Comprehensive loss	-	-		-	(13,648)
Repurchase of common stock (888,197 shares)	(9)	-	(20,798)	-	(20,807)
Payroll taxes for shares withheld	-	(167)	-	-	(167)
Stock-based compensation expense	-	10,363	-	-	10,363
Balance at December 31, 2022	343	90,450	950,168	(168,609)	872,352
Foreign currency translation adjustment	-	-	(53)	(1,482)	(1,535)
Net income	-	-	604	-	604
Comprehensive loss	-	-		-	(931)
Payroll taxes for shares withheld	-	(1,053)	-	-	(1,053)
Stock-based compensation expense	-	10,892	-	-	10,892
Balance at December 31, 2023	$343	$100,289	$950,719	$(170,091)	$881,260

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

Restatement of Previously Filed Financial Statements

See Note 21, Restatement of Previously Filed Financial Statements, in the Consolidated Financial Statements for additional information related to the restatement, including descriptions of the adjustment and the impacts on our Consolidated Financial Statements.

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

6. Revenue Recognition

This footnote was corrected in this Amended Report to remove leasing revenue from the “Revenues from contracts with customers” table, in accordance with ASC 606-10-50- 4(a) and remove leasing balances from the “Contract Balances” table, in accordance with ASC 606-10-50-8.

Revenues from contracts with customers consisted of the following:

	Twelve Months Ended
	December 31,
	2023	2022	2021
	(In thousands)
Revenues:
Products:
Subsea products	$198,321	$194,237	$168,361
Well construction	72,700	46,525	44,902
Total products	271,021	240,762	213,263
Services:
Subsea services	72,241	60,937	58,086
Well construction services	33,439	18,192	16,057
Total services	105,680	79,129	74,143
Total	$376,701	$319,891	$287,406

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract Assets at December 31, 2022	$138,592
Additions	371,149
Transfers to Accounts Receivable	(365,550)
Contract Assets at December 31, 2023	$144,191

Contract Liabilities (amounts shown in thousands)

Contract Liabilities at December 31, 2022	$6,824
Additions	6,364
Revenue Recognized	(5,605)
Contract Liabilities at December 31, 2023	$7,583

Contract asset receivables were $144.2 million and $138.6 million for the years ended December 31, 2023 and 2022, respectively. Contract assets include unbilled accounts receivable associated with contracts accounted for under the over time accounting method which were approximately $90.2 million and $92.6 million at December 31, 2023 and 2022, respectively. Unbilled contract assets are transferred to the trade receivables, net, when the rights become unconditional. The contract liabilities primarily relate to advance payments from customers.

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

9. Restructuring and Other Charges

This footnote was corrected in this Amended Report to state that the inventory write-down from 2021 is a component of “Cost of sales” in our consolidated statements of income (loss).

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

The following table summarizes the components of charges included in “Restructuring and other charges” except for the inventory write-down which is a component of “Cost of sales” in our consolidated statements of income (loss) for the year ended December 31, 2023, 2022 and 2021 (in thousands):

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

12. Leases and Lease Commitments

This footnote was corrected in this Amended Report to clarify the discount rate used for our leases.

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

The Company uses the rate implicit in the lease if it is readily determinable. In the case that the lease does not provide an implicit rate, we use our incremental borrowing rate.

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

13. Business Segments

This footnote was corrected in this Amended Report to remove "Segment depreciation and amortization" and "Segment operating income (loss)" subtotals from the "selected financial data by business segment" table.

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

The following tables presents selected financial data by business segment:

	Years ended December 31,
	2023	2022	2021
	(In thousands)
Revenue
Subsea products	$198,321	$194,252	$168,363
Subsea services	101,264	94,186	85,875
Well construction	124,475	73,486	68,210
Total revenue	$424,060	$361,924	$322,448
Depreciation and amortization
Subsea products	6,694	7,691	7,168
Subsea services	10,259	10,876	12,138
Well construction	10,511	6,374	6,541
Corporate (1)	2,860	4,480	4,534
Total depreciation and amortization	$30,324	$29,421	$30,381
Operating income (loss)
Subsea products	8,522	8,917	(21,863)
Subsea services	18,411	8,374	(22,370)
Well construction	10,848	14,268	(14,577)
Corporate (1)	(32,501)	(31,105)	(66,525)
Total operating income (loss)	$5,280	$454	$(125,335)

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

21. Restatement of Previously Filed Financial Statements

The Company received comment letters from the Division of Corporation Finance of the SEC on June 3, 2024 related to their review of both the Company’s Registration Statement on Form S-4 filed with the SEC on May 1, 2024 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. As a result of one of the SEC's comments to the 2023 Form 10-K, we became aware of an error in the classification of certain inventory write-downs from 2021. We misclassified inventory write-downs from 2021 totaling approximately $67 million, including $19.3 million related to the 2018 global strategic plan and approximately $47.7 million due to the discontinuation of certain product categories under the 2021 global strategic plan. The Company classified these charges as "Restructuring and other charges"; however, these charges should have been classified in "Cost of sales" in the Consolidated Statement of Income (Loss) for the fiscal year ended December 31, 2021, in accordance with ASC 420-10-S99-3. As a result, management concluded that the previously issued 2021 financial statements were materially misstated.

The following table presents the impact of correcting the errors on the affected line items of our consolidated statement of income (loss) for the twelve months ended December 31, 2021:

	Twelve months ended December 31, 2021
	As Reported	Adjustments	As Restated
	(In thousands, except per share data)
Total Cost of sales	$242,356	$66,910	$309,266
Restructuring and other charges	78,933	(66,910)	12,023
Income (loss) before income taxes	(125,547)	-	(125,547)
Net income (loss)	(128,493)	-	(128,493)
Net income (loss) per common share:
Basic	(3.63)	-	(3.63)
Diluted	(3.63)	-	(3.63)

The Company has restated its Consolidated Financial Statements in Item 8 of Part II of this Amendment. The accompanying applicable Notes have also been updated to reflect the effects of the restatement. As the error is related to classification on the consolidated statement of income only there is no tax impact, no impact to the consolidated statements of stockholders equity, and no impact to operating, investing or financing activities on the consolidated statements of cash flow.

The SEC comment letters also had other immaterial disclosure errors that have been addressed in this Amendment. Note 6, Revenue Recognition, was corrected to remove leasing revenue from the “Revenues from contracts with customers” table, in accordance with ASC 606-10-50- 4(a) and remove leasing balances from the “Contract Balances” table, in accordance with ASC 606-10-50-8. Note 9, Restructuring and Other Charges, was corrected to state that the inventory write-down from 2021 is a component of “Cost of sales” in our consolidated statements of income (loss). Note 12, Leases and Lease Commitments, was corrected to clarify the discount rate used for our leases. Note 13, Business Segments, was corrected to remove "Segment depreciation and amortization" and "Segment operating income (loss)" subtotals.

22. Subsequent Events

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures (Restated)

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, at the time our Original Form 10-K was filed on February 27, 2024, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Subsequent to the original evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2023 because of the material weakness in our internal control over financial reporting described in “Management’s Annual Report on Internal Control over Financial Reporting”, which appears on page 54 of this Annual Report on Form 10-K. For additional information see Explanatory Note elsewhere in this Amendment.

The Company’s evaluation on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2023 excludes an assessment of the internal control over financial reporting of Great North, which was acquired in a business combination on July 31, 2023. Great North represents approximately 11% of our consolidated total assets as of December 31, 2023 and approximately 8% of our consolidated revenues for the year ended December 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Plan to Remediate the Material Weakness

As it relates to the material weakness that exists as of December 31, 2023, we are currently in the process of designing and implementing remediation plans and taking steps to address the root cause of the material weakness described above. Such plans include, but may not be limited to, the following:

•
We will perform an evaluation of the design and implementation of certain internal controls impacted by the material weakness.
•
We will enhance the design of the controls related to the review of financial statement classification of inventory write-downs related to restructuring.
•
We will provide technical accounting training to individuals involved in determining financial statement classification of inventory write-downs related to restructuring.

While we believe these efforts will improve our internal controls and address the root cause of the material weakness, such material weakness will not be remediated until our remediation plan has been fully implemented and we have concluded, through testing, that our controls are operating effectively for a sufficient period of time.

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