Form 10-Q/A
period 2024-03-31
DRIL-QUIP INC
filed 2024-07-08
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Dril-Quip, Inc. (the “Company” or “Dril-Quip”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2024 (the “Original Form 10-Q”).

In filing this Amendment, we are restating our previously issued Part I, Item 4. Controls and Procedures for the quarter ended March 31, 2024 to update that our disclosure controls and procedures were not effective due to the material weakness described below. In addition, we have filed an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 with the SEC on July 8, 2024 (such report, the “Amended 2023 Form 10-K/A” and, together with this Amendment, the “Amended Reports”). The Amended 2023 Form 10-K/A was filed to correct for a misclassification of inventory write-downs as “Restructuring and other charges" rather than being recorded as “Cost of sales" in the Consolidated Statement of Income (Loss) for the fiscal year ended December 31, 2021 (the “Affected Period”) and other immaterial disclosure errors. All material restatement information will be included in the Amended Reports, and we do not intend to separately amend other filings that we have previously filed with the SEC.

Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the periods described above in this Amendment and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the periods described above.

Background of the Restatement

As described in our Current Report on Form 8-K filed with the SEC on July 8, 2024, the Company received comment letters from the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") on June 3, 2024 related to their review of both the Company’s Registration Statement on Form S-4 filed with the SEC on May 1, 2024 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”), and we became aware of an error in the classification of certain inventory write-downs. We misclassified inventory write-downs from 2021 totaling approximately $67 million, including $19.3 million related to the 2018 global strategic plan and approximately $47.7 million due to the discontinuation of certain product categories under the 2021 global strategic plan. The Company classified these charges as "Restructuring and other charges"; however, these charges should have been classified in "Cost of sales" in the Consolidated Statement of Income (Loss) for the fiscal year ended December 31, 2021, in accordance with ASC 420-10-S99-3. We have also updated other immaterial disclosure errors in this Amendment. See Note 1, Organization and Principals of Consolidation, in the Consolidated Financial Statements for additional information related to the specific items updated in this Amended Report, including descriptions of the adjustments.

Internal Control Considerations

In connection with the restatement of the audited Consolidated Financial Statements for the Affected Period, management re-evaluated the effectiveness of our internal control over financial reporting and identified a material weakness in our internal control over financial reporting as of December 31, 2023, described in Part II, Item 9A of the Amended 2023 Form 10-K/A. The material weakness remained in place as of March 31, 2024. As further described in Part I, Item 4 of this Amendment, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to such material weakness.

Items Amended in this Filing

For the convenience of the reader, this Amended Report presents the Original Report in its entirety, subject to the changes described below. The Company is filing this Amended Report in order to amend the following items (the “Amended Items”) of the Original Report:

•Part I, Item 1. Notes to Financial Statements

•Part I, Item 2. Management's Discussion and Analysis

•Part I, Item 4. Controls and Procedures

This Amended Report also includes revisions and updates to certain other information including, but not limited to, cross-references, an updated signature page and other conforming changes. Pursuant to the rules of the SEC, the exhibit list included in Part II, Item 6. Exhibits, Financial Statement Schedules of the Original Report has been amended and restated to include updates to applicable exhibits, consisting of currently-dated certifications.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this Amendment. This Amendment continues to describe the conditions as of the date of the Original Form 10-Q and, except as set forth herein, we have not updated or modified the disclosures contained in the Original Form 10-Q to reflect any events that have occurred after the Original Form 10-Q. Accordingly, forward-looking statements included in this Amendment may represent management’s views as of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter.

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements as of that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of March 31, 2024 and the results of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and comprehensive income (loss) for the three months ended March 31, 2024 and cash flows for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023.

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

Revenues from contracts with customers consisted of the following:

	Three months ended
	March 31,
	2024	2023
	(In thousands)
Revenues:
Products:
Subsea products	$35,332	$46,117
Well construction	29,230	13,129
Total products	$64,562	$59,246
Services:
Subsea services	$16,723	$16,487
Well construction services	13,464	4,794
Total services	$30,187	$21,281
Total	$94,749	$80,527

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract assets at December 31, 2023	$144,191
Additions	92,085
Transfers to Trade receivables, net	(99,763)
Contract assets at March 31, 2024	$136,513

Contract Liabilities (amounts shown in thousands)

Contract liabilities at December 31, 2023	$7,583
Additions	1,920
Revenue recognized	(2,664)
Contract liabilities at March 31, 2024	$6,839

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

Item 4. Controls and Procedures (Restated)

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, at the time our Original Form 10-Q was filed on May 2, 2024, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Subsequent to the original evaluation, management concluded that the material weakness in our internal control over financial reporting described in Part II, Item 9A of our Amended 2023 Form 10-K/A existed as of March 31, 2024. As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Plan to Remediate the Material Weaknesses

As it relates to the material weakness that exists as of March 31, 2024, we are currently in the process of designing and implementing remediation plans and taking steps to address the root cause of the material weakness. Such plans include, but may not be limited to, the following:

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