Form 10-K/A
period 2023-12-31
DRIL-QUIP INC
filed 2024-08-01
CIK 1042893

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Dril-Quip, Inc. (the “Company” or “Dril-Quip”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment” or “Form 10-K/A No. 2”) to amend certain items in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024 (the “Original Form 10-K”) as amended by Amendment No. 1 on Form 10-K/A filed on July 8, 2024 (“Form 10-K/A No. 1”). The purpose of this Amendment is solely to amend Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), to include the discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021 which has been updated to reflect the previously disclosed reclassification of 2021 inventory write-downs from “Restructuring and other charges” to “Cost of sales” contained in our restated consolidated financial statements for the fiscal year December 31, 2021 included in the Form 10-K/A No. 1.

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

During 2023, Brent crude oil prices fluctuated, with a high of $97.10 per barrel, a low of $71.03 per barrel, and an average of $82.49 per barrel compared to an average of $100.94 and $70.86 per barrel in 2022 and 2021, respectively. According to the January 2024 release of the Short-Term Energy Outlook published by the EIA, Brent crude oil prices are projected to average $82.49 per barrel in 2024 and $79.48 per barrel in 2025. The International Energy Agency projected the global oil demand to grow by approximately 1.2 million barrels per day to a total of 104.2 million barrels per day in 2024 based on its January 2024 Oil Market Report.

Rig Count

Detailed below is the average contracted offshore rig count (rigs currently drilling as well as rigs committed, but not yet drilling) for the years ended December 31, 2023, 2022, and 2021. The rig count data includes floating rigs (semi-submersibles and drillships)

and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	2023		2022		2021
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Mobile Offshore Drilling Units	146	403	137	376	131	351

Source: IHS—Petrodata RigBase— December 31, 2023, 2022, and 2021

According to IHS-Petrodata RigBase, as of December 31, 2023, there were 556 rigs contracted for the Company (146 floating rigs and 410 jack-up rigs), which represents a 7.1% increase from the rig count of 519 rigs (139 floating rigs and 380 jack-up rigs) as of December 31, 2022. The 2022 rig count represents an increase of 6.8% from the rig count of 486 (137 floating rigs and 349 jack-up rigs) as of December 31, 2021.

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products and from leasing our forging facility. In 2023, the Company derived 63.9% of its revenues from the sale of its products, 24.9% of its revenues from services and 11.2% from leasing revenues, compared to 66.5%, 21.9% and 11.6% for products, services and leasing in 2022 and 66.1%, 23.0%, and 10.9% for products, services and leasing in 2021. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services during installation and rental of running tools. The Company has substantial international operations, with approximately 74.9% of its revenues derived from foreign sales in 2023 and 66.2% and 63.8% in 2022 and 2021, respectively. Substantially all of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 25.1% of the Company’s total revenues in 2023 and 33.8% and 36.2% in 2022 and 2021, respectively. Revenue is based on the location where services are provided and products are sold.

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

Results of Operations

The following table sets forth, for the periods indicated, a breakdown of our products and service revenues:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Revenues:
Products:
Subsea products	$198.3	$194.3	$168.4
Well Construction	72.7	46.5	44.9
Total products	271.0	240.8	213.3
Services:
Subsea services	72.3	60.9	58.1
Well construction services	33.4	18.2	16.0
Total services	105.7	79.1	74.1
Leasing:
Subsea leasing	29.1	33.6	28.0
Well Construction leasing	18.3	8.4	7.1
Total leasing	47.4	42.0	35.1
Total revenues	$424.1	$361.9	$322.5

The following table sets forth, for the periods indicated, our revenues and operating income (loss) by business segments:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Revenue
Subsea products	$198.3	$194.3	$168.4
Subsea services	101.4	94.5	86.1
Well construction	124.4	73.1	68.0
Total revenue	$424.1	$361.9	$322.5
Operating income (loss)
Subsea products	$8.5	$8.9	$(21.8)
Subsea services	18.4	8.4	(22.4)
Well construction	10.9	14.3	(14.6)
Corporate	(32.5)	(31.1)	(66.5)
Total operating income (loss)	$5.3	$0.5	$(125.3)

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues. Revenues increased by $39.4 million, or approximately 12.2%, to $361.9 million in 2022 from $322.5 million in 2021.

Subsea Products revenue increased by approximately $25.9 million, which was primarily driven by an improved crude oil market driving organic business growth coupled with a favorable product mix.

Subsea Service revenue increased by approximately $8.4 million, which was primarily driven by customer specific increases in technical advisory services and maintenance requests following an increase in product revenues.

Well Construction revenue increased by approximately $5.1 million, which was primarily driven by customer specific increases in technical advisory and maintenance services for well construction products.

Cost of Sales. Cost of sales decreased by $43.4 million, or 14%, to $265.9 million in 2022 from $309.3 million in 2021. The decrease in cost of sales was primarily related to inventory write-downs of approximately $19.3 million and $47.7 million in 2021, related to the 2018 global strategic plan and 2021 global strategic plan respectively. This is partially offset by an increase in cost of sales in 2022 in line with the increase in revenue. Cost of sales as a percentage of revenue decreased to 73.5% as compared to 95.9%. We were able to achieve these margins despite inflationary pressures for materials largely due to the 2021 inventory write-offs coupled with a favorable product mix and productivity initiatives for the year ended December 31, 2022 as compared to the same period in 2021.

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

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with our 2021 global strategic plan initiated in the fourth quarter of 2021, in an effort to realign our subsea product business with the market conditions. Prior to the 2021 global strategic plan, restructuring and other charges were incurred as part of the 2018 global strategic plan, initiated to realign our manufacturing facilities globally and which concluded as of the third quarter of 2021. During 2022, the Company incurred $13.4 million of additional costs under the 2021 global strategic plan. These charges were primarily related to write-downs of long-lived assets, severance and other charges. Long-lived asset write-downs consisted of $3.2 million for the Houston corporate administrative building and $2.5 million for obsolete machinery and equipment. Other charges totaled $6.8 million and consisted of consulting and legal fees, office moves, site cleanup and preparation costs. Severance charges totaled approximately $0.9 million for the year. During 2021, we incurred restructuring charges under the 2018 global strategic plan as we exited from certain underperforming countries and markets and shifted from manufacturing in-house to a vendor outsourcing model which resulted in severance charges of $2.7 million and other charges of $4.0 million, consisting of facilities-related market exit costs and consulting fees. Additionally, as part of the 2021 global strategic plan we discontinued certain product categories which resulted in long-lived asset write-downs and severance charges of approximately $4.2 million and $1.1 million, respectively, during the fourth quarter of 2021.

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

Operating Income. Operating income increased by $125.8 million, or approximately 100%, to $0.5 million in 2022 from a $125.3 million loss in 2021.

Subsea Products operating income increased by approximately $30.7 million, which was primarily driven by a gain of $17.2 million on the sale of our Houston forge facility in 2022 and inventory write-downs and other restructuring charges related to our global strategic plans in 2021.

Subsea Service operating income increased by approximately $30.8 million, which was primarily driven by inventory write-downs and other restructuring charges related to our global strategic plans in 2021.

Well Construction operating income increased by approximately $28.9 million, which was primarily driven by inventory write-downs and other restructuring charges related to our global strategic plans in 2021.

Corporate operating loss decreased by $35.4 million primarily driven by lower restructuring charges, legal and consulting fees, and severance in 2022, as compared to 2021.

Income Tax Provision. Income tax expense for 2022 was $6.3 million on an income before taxes of $4.7 million, resulting in an effective income tax rate of 134.5%. Income tax expense was different than the U.S. federal statutory income tax rate of 21% primarily due to changes in valuation allowances, nondeductible expenses, foreign income inclusions, foreign tax withholdings and credits, and other general business credits and incentives. Income tax expense in 2021 was $2.9 million on a loss before taxes of $125.5 million, resulting in an effective tax rate of approximately (2.4%). The change in the effective income tax rate from 2021 to 2022 was primarily driven by the favorable outcomes of previously unrecognized tax benefit, change in valuation allowance against the net U.S. deferred tax assets as well as those in various foreign countries, the mix of foreign income taxed at different statutory rates, an increase in non-taxable income, nondeductible expenses, foreign income inclusions and foreign tax credits.

Net Income (Loss). Net loss was approximately $1.6 million in 2022, compared to a net loss of $128.5 million in 2021, for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net income (loss)	$604	$(1,624)	$(128,493)
Add:
Interest income, net	(8,188)	(4,249)	212
Income tax provision	12,864	6,327	2,946
Depreciation and amortization expense	30,324	29,421	30,381
Restructuring and other charges	3,245	13,364	29,740 (2)
Acquisition costs	6,451	-	-
Change in fair value of earn-out liability	(2,282)	-	-
Gain on sale of property, plant and equipment	(8,754)	(20,019)	(4,482)
Foreign currency transaction gain	(2,549)	(3,756)	836
Stock compensation expense	10,892	10,363	14,895
Brazilian amnesty settlement	-	-	1,787
Other	3,935	-	-
Adjusted EBITDA (1)	$46,542	$29,827	$(52,178)

(1) Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

(2) Restructuring and other charges include legal expenses related to the FMC lawsuit, severance charges related to our former Chief Executive Officer and a one-time provision for settlement of certain receivables for the year ended December 31, 2021. Restructuring and other charges has been revised in this Amendment to exclude a $67 million inventory write-down that was reclassified from "Restructuring and other charges" to "Cost of sales" in our restated consolidated financial statements for the fiscal year ended December 31, 2021 included in Form 10-K/A No. 1.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net cash provided by (used in) operating activities	$7,727	$(36,771)	$38,428
Net cash used in investing activities	(79,813)	(30,105)	(3,207)
Net cash used in financing activities	(124)	(20,890)	(24,300)
	(72,210)	(87,766)	10,921
Effect of exchange rate changes on cash activities	(1,194)	(2,881)	(1,425)
Decrease in cash and cash equivalents	$(73,404)	$(90,647)	$9,496

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net cash provided by operating activities in 2022 decreased by approximately $75.2 million compared to 2021, primarily due to decreases resulting from the change in operating assets and liabilities of $195.7 million and a net decrease of $6.4 million in non-cash movements. This was partially offset by a decrease in net loss of $126.9 million.

The change in operating assets and liabilities during 2022 resulted in a $195.7 million decrease in cash as compared to the change in operating assets and liabilities during 2021. The increase in unbilled receivables by $80.8 million was mainly due to a significant increase in projects that are accounted for on an over time basis and the completion timelines of some of our major projects. The decrease in cash due to changes in inventory of $62.5 million was primarily due to $67 million in inventory write-downs related to our global strategic plans, partially offset by a decrease in inventory due to our continued focus on inventory management and consumption during the year. The decrease in cash due to changes in accounts payable and accrued expenses of $23.8 million was mainly related to the payment of our agent fees in the Middle East and the payment of certain property taxes. The $23.2 million decrease in cash due to changes in prepaids and other assets was primarily due an increase in advances to vendors related to projects accounted for on an over time basis in 2022, increases in tax receivables in some foreign jurisdictions in 2022 as compared to the receipt of certain tax receivables and reimbursement of the security amounts deposited with the Brazilian courts related to the tax amnesty program in 2021. The increase in trade receivables by $5.4 million was primarily due to a decrease in billing activity related to our ongoing projects.

Net loss decreased by $126.9 million to a net loss of $1.6 million in 2022 from a net loss of $128.5 million in 2021. The reasons for the decrease in net income or losses are set forth in the “Results of Operations” section above.

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

The Company believes that its backlog should help mitigate the impact of negative market conditions; however, volatility in the commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its backlog. The Company’s product backlog was approximately $262.8 million at December 31, 2023 compared to $240.9 million and $210.1 million at December 31, 2022 and 2021, respectively. The backlog at the end of 2023 represents an increase of approximately $21.9 million, or 9.1%, from the end of 2022. We experienced an increase in product bookings during 2023 primarily due to improvement in market conditions, the addition of Great North bookings, and a decrease in cancelations compared to 2022. The backlog at the end of 2022 represents an increase of approximately $30.8 million, or 14.6%, from the end of 2021. We experienced an increase in product bookings during 2022 as the global crude oil market improved despite a negative impact of approximately $27.4 million in cancellations. During 2021, the Company’s backlog balance was initially negatively impacted due to the COVID-19 pandemic resulting in a depressed global economic environment that led to weakness in oil prices. In the latter half of 2021 as we saw improvements in the global markets and recovery of crude oil prices with vaccinations being deployed resulting in positive market trends, our product bookings increased in the fourth quarter of 2021.

The following table represents the change in backlog.

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Beginning Backlog	$240,865	$210,119	$195,650
Bookings:
Product (1)	295,419	293,847	240,033
Service	111,180	84,274	74,143
Leasing	47,359	42,033	35,042
Cancellation/Revision adjustments	(9,401)	(27,418)	(11,594)
Translation adjustments	1,418	80	(210)
Total Bookings	445,975	392,816	337,414
Revenues:
Product	271,021	240,842	213,760
Service	105,680	79,195	74,143
Leasing	47,359	42,033	35,042
Total Revenue	424,060	362,070	322,945
Ending Backlog (1)	$262,780	$240,865	$210,119

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements are filed as part of the Form 10-K/A No. 1 under “Item 8. Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedule

The financial statement schedules are filed as part of the Form 10-K/A No. 1 under “Item 8. Financial Statements and Supplementary Data.”

(a)(3) Exhibits

Dril-Quip will furnish any exhibit to a stockholder upon payment by the stockholder of the Company’s reasonable expenses to furnish the exhibit.

Exhibit No.	Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey J. Bird.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Kyle F. McClure.

101.INS	—	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	—	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (included as exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2024.

DRIL-QUIP, INC.

By:	/S/ JEFFREY J. BIRD
Jeffrey J. Bird President and Chief Executive Officer