Form 10-Q
period 2024-06-30
DRIL-QUIP INC
filed 2024-08-07
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 30, 2024, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 34,452,230.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$185,629	$187,323
Restricted cash	3,590	4,077
Short-term investments	-	25,908
Trade receivables, net	154,183	135,569
Unbilled receivables	132,979	148,429
Inventories	204,733	194,593
Prepaid expenses	16,917	14,119
Other current assets	8,006	9,699
Assets held for sale	1,513	-
Total current assets	707,550	719,717
Operating lease right of use assets	16,779	16,343
Property, plant and equipment, net	211,117	217,631
Deferred income taxes	10,242	8,989
Goodwill	16,122	16,654
Intangible assets	38,850	41,941
Other assets	7,497	6,906
Total assets	$1,008,157	$1,028,181
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,833	$60,160
Accrued income taxes	3,291	5,942
Contract liabilities	7,960	7,583
Accrued compensation	14,564	14,035
Operating lease liabilities	2,454	2,118
Other accrued liabilities	37,327	27,865
Total current liabilities	126,429	117,703
Deferred income taxes	9,189	10,564
Income tax payable	472	346
Operating lease liabilities, long-term	14,944	14,554
Other long-term liabilities	4,599	3,754
Total liabilities	155,633	146,921
Contingencies (Note 14)
Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	-	-
Common stock:
100,000,000 shares authorized at $0.01 par value, 34,452,230 and 34,386,577 shares issued and outstanding at June 30, 2024 and December 31, 2023	343	343
Additional paid-in capital	106,403	100,289
Retained earnings	928,977	950,719
Accumulated other comprehensive losses	(183,199)	(170,091)
Total stockholders’ equity	852,524	881,260
Total liabilities and stockholders’ equity	$1,008,157	$1,028,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Revenues:
Products	$74,330	$55,828	$138,892	$115,074
Services	32,714	23,733	62,901	45,014
Leasing	13,298	10,046	28,847	20,384
Total revenues	120,342	89,607	230,640	180,472
Cost and expenses:
Cost of sales:
Products	52,944	45,165	101,161	92,209
Services	24,063	15,113	47,420	27,116
Leasing	6,222	5,433	13,068	11,888
Total cost of sales	83,229	65,711	161,649	131,213
Selling, general and administrative	29,771	22,114	59,762	44,699
Engineering and product development	3,588	3,202	7,326	6,601
Restructuring and other charges	-	(610)	-	1,108
Gain on sale of property, plant and equipment	54	(738)	(146)	(7,385)
Acquisition costs	1,695	1,134	20,742	1,134
Foreign currency transaction loss (gain)	6,671	(4,812)	4,775	(3,692)
Total costs and expenses	125,008	86,001	254,108	173,678
Operating income (loss)	(4,666)	3,606	(23,468)	6,794
Interest income, net	(2,053)	(1,979)	(4,249)	(4,726)
Income (loss) before income taxes	(2,613)	5,585	(19,219)	11,520
Income tax provision (benefit)	(801)	2,102	2,577	5,726
Net income (loss)	$(1,812)	$3,483	$(21,796)	$5,794
Net income (loss) per common share:
Basic	$(0.05)	$0.10	$(0.63)	$0.17
Diluted	$(0.05)	$0.10	$(0.63)	$0.17
Weighted average common shares outstanding:
Basic	34,437	34,130	34,427	34,129
Diluted	34,437	34,490	34,427	34,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Net income (loss)	$(1,812)	$3,483	$(21,796)	$5,794
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,405)	(4,454)	(13,054)	(3,880)
Total comprehensive income (loss)	$(8,217)	$(971)	$(34,850)	$1,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(21,796)	$5,794
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	16,439	13,938
Stock-based compensation expense	6,166	5,143
Restructuring and other charges	-	(841)
Gain on sale of property, plant and equipment	(146)	(7,385)
Acquisition costs	16,166	-
Deferred income taxes	(4,097)	734
Changes in operating assets and liabilities:
Trade receivables, net	(19,754)	(42,446)
Unbilled receivables	5,200	6,356
Inventories	(12,214)	(15,331)
Prepaids and other assets	(7,322)	1,652
Accounts payable and accrued expenses	8,001	(9,252)
Other, net	(51)	-
Net cash used in operating activities	(13,408)	(41,638)
Cash flows from investing activities:
Purchase of property, plant and equipment	(10,913)	(15,611)
Proceeds from sale of property, plant and equipment	507	16,240
Purchase of short-term investments	-	(20,462)
Maturities of short-term investments	25,908	33,899
Net cash provided by investing activities	15,502	14,066
Cash flows from financing activities:
Other	(475)	(22)
Net cash used in financing activities	(475)	(22)
Effect of exchange rate changes on cash activities	(3,800)	(720)
Increase (decrease) in cash and cash equivalents	(2,181)	(28,314)
Cash and cash equivalents at beginning of period	191,400	264,804
Cash and cash equivalents at end of period	$189,219	$236,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIL-QUIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(In thousands, except shares)
Balance at April 1, 2024	$343	$103,025	$930,789	$(176,794)	$857,363
Foreign currency translation adjustment	-	-	-	(6,405)	(6,405)
Net loss	-	-	(1,812)	-	(1,812)
Comprehensive loss					(8,217)
Stock-based compensation expense	-	3,378	-	-	3,378
Balance at June 30, 2024	$343	$106,403	$928,977	$(183,199)	$852,524

Balance at January 1, 2024	$343	$100,289	$950,719	$(170,091)	$881,260
Foreign currency translation adjustment	-	-	54	(13,108)	(13,054)
Net loss	-	-	(21,796)	-	(21,796)
Comprehensive loss					(34,850)
Payroll taxes for shares withheld	-	(52)	-	-	(52)
Stock-based compensation expense	-	6,166	-	-	6,166
Balance at June 30, 2024	$343	$106,403	$928,977	$(183,199)	$852,524

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(In thousands, except shares)
Balance at April 1, 2023	$343	$93,027	$952,479	$(168,035)	$877,814
Foreign currency translation adjustment	-	-	-	(4,454)	(4,454)
Net income	-	-	3,483	-	3,483
Comprehensive loss	-	-	-	-	(971)
Stock-based compensation expense	-	2,566	-	-	2,566
Balance at June 30, 2023	$343	$95,593	$955,962	$(172,489)	$879,409

Balance at January 1, 2023	343	90,450	950,168	(168,609)	$872,352
Foreign currency translation adjustment	-	-	-	(3,880)	(3,880)
Net income	-	-	5,794	-	5,794
Comprehensive income	-	-	-	-	1,914
Stock-based compensation expense	-	5,143	-	-	5,143
Balance at June 30, 2023	$343	$95,593	$955,962	$(172,489)	$879,409

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

The condensed consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements as of that date. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair statement of the financial position as of June 30, 2024 and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and cash flows for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended by the Company's Form 10-K/A filed with the SEC on July 8, 2024 and the Company's Form 10-K/A (Amendment No. 2) filed with the SEC on August 1, 2024,

2. Significant Accounting Policies

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

The Company’s ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. We opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. As of June 30, 2024, the cash balance in that account was approximately $3.6 million. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times which is considered as restricted cash and is included in “Cash and cash equivalents” in our condensed consolidated balance sheets as at June 30, 2024 and December 31, 2023. Withdrawals from this cash collateral account are only allowed at such point a given letter of credit has expired or has been cancelled.

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

Restructuring and Other Charges

Restructuring and other charges consist of costs associated with our 2021 global strategic plan initiated in the fourth quarter of 2021, in an effort to realign our subsea product business with the market conditions. The 2021 global strategic plan concluded in the third quarter of 2023. As a result, the Company incurred no additional restructuring charges during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company incurred $1.1 million of additional costs under the 2021 global strategic plan. These charges were primarily related to consulting and legal fees, office moves and site cleanup, and preparation costs. These charges are reflected as “Restructuring and other charges” in our condensed consolidated statements of income (loss).

Repurchase of Equity Securities

On February 22, 2022, the Board of Directors of the Company (the “Board”) authorized an incremental $100.0 million share repurchase plan. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The program does not obligate the Company to acquire any amount of common stock and may be modified or superseded at any time at the Company’s discretion.

For the three and six months ended June 30, 2024 and 2023, the Company did not purchase any shares under the share repurchase plan.

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

In each relevant period, the net income (loss) used in the basic and dilutive earnings per share calculations is the same. The following table reconciles the weighted average basic number of common shares outstanding and the weighted average diluted number of common shares outstanding for the purpose of calculating basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Weighted average common shares outstanding – basic	34,437	34,130	34,427	34,129
Dilutive effect of common stock awards	-	360	-	359
Weighted average common shares outstanding – diluted	34,437	34,490	34,427	34,488

For the three and six months ended June 30, 2024 and 2023, the Company has excluded the following common stock awards because their impact on the income (loss) per share is anti-dilutive (in thousands on a weighted average basis):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Director stock awards	84	-	75	-
Performance share units	389	-	393	-
Restricted stock awards	566	-	572	-

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

The acquisition of Great North includes a contingent consideration arrangement that requires additional consideration to be paid by Dril-Quip to the sellers of Great North based on the future revenues of Great North for the fiscal years 2024 and 2025. The range of the undiscounted amounts Dril-Quip could pay under the contingent consideration agreement is between zero and $30 million CAD, approximately $22.8 million. The fair value of the contingent consideration recognized on the acquisition date was $3.6 million. The Company is required to remeasure this liability to fair value quarterly with any changes in the fair value recorded in income until the final payment is made. As of June 30, 2024 the fair value of the contingent consideration was $1.2 million. For information with respect to our fair value measurements, see “Fair Value Measurements,” Note 4 of Notes to the Consolidated Financial Statements. The contingent consideration is included in other long-term liabilities as of June 30, 2024.

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

4. Fair Value Measurements

As of June 30, 2024, the Company’s Level 3 instruments consist of contingent purchase consideration liabilities related to the acquisition of Great North (Note 3). The fair value of such earn-out liabilities is generally determined using a Monte Carlo Simulation that includes significant inputs that are not observable. Significant inputs include management’s estimate of revenue and other market inputs, including expected revenue volatility (6.7%) and a revenue discount rate (8.4%). The fair value of certain earn-out liabilities is derived using the estimated probability of success of achieving the earn-out periods discounted to present value. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in “Change in fair value of earn-out liability” of the condensed consolidated statements of income.

The Company’s contingent consideration measured at fair value for the periods presented are as follows (in thousands):

	June 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liability:
Contingent consideration (1)	$1,170	-	-	$1,170	$1,208	-	-	$1,208
Total liabilities	$1,170	-	-	$1,170	$1,208	-	-	$1,208

(1) As of June 30, 2024 and December 31, 2023, contingent consideration includes certain amounts in other long-term liabilities on the Company’s condensed consolidated balance sheets.

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with the Company’s acquisition measured at fair value for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning period balance	$1,182	-	$1,208	-
Additions to contingent consideration	-	-	-	-
Payments of contingent consideration	-	-	-	-
Fair value adjustment of earn-out liabilities	-	-	-	-
Currency translation adjustment	(12)	-	(38)	-
Ending period balance	$1,170	$-	$1,170	$-

5. Revenue Recognition

Revenues from contracts with customers consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Revenues:
Products:
Subsea products	$42,681	$44,579	$78,013	$90,696
Well construction	31,649	11,249	60,879	24,378
Total products	$74,330	$55,828	$138,892	$115,074
Services:
Subsea services	$19,292	$16,333	$36,016	$32,818
Well construction services	13,422	7,400	26,885	12,196
Total services	$32,714	$23,733	$62,901	$45,014
Total	$107,044	$79,561	$201,793	$160,088

Contract Balances

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract assets at December 31, 2023	$144,191
Additions	198,055
Transfers to Trade receivables, net	(213,176)
Contract assets at June 30, 2024	$129,070

Contract Liabilities (amounts shown in thousands)

Contract liabilities at December 31, 2023	$7,583
Additions	4,114
Revenue recognized	(3,737)
Contract liabilities at June 30, 2024	$7,960

Contract assets include unbilled accounts receivable associated with contracts accounted for under the over-time accounting method which were approximately $79.2 million and $90.2 million at June 30, 2024 and December 31, 2023, respectively. Unbilled contract assets are transferred to trade receivables, net, when the right to bill becomes unconditional. Contract liabilities primarily relate to advance payments from customers.

Obligations for returns and refunds were considered immaterial as of June 30, 2024.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over-time product lines was $40.2 million as of June 30, 2024. The Company expects to recognize revenue on approximately 97.7% of the remaining performance obligations over the next 12 months and the remaining 2.3% thereafter.

The Company applies the practical expedient available under the revenue standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

6. Stock-Based Compensation and Stock Awards

During the three and six months ended June 30, 2024, the Company recognized approximately $3.4 million and $6.2 million of stock-based compensation expense. Stock-based compensation is included in “Selling, general and administrative” in our accompanying condensed consolidated statements of income (loss) and “Additional paid-in capital” in our accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2023, the Company recognized approximately $2.6 million and $5.1 million of stock-based compensation expense.

7. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Raw materials and supplies	$35,465	$34,950
Work in progress	31,226	33,911
Finished goods	138,042	125,732
Total inventory	$204,733	$194,593

As of June 30, 2024, the inventory values of raw materials, work in progress and finished goods have been reduced by a reserve for slow moving, excess and obsolete inventories of $6.2 million, $3.3 million and $58.6 million, respectively. As of December 31, 2023 the inventory values of raw materials, work in progress and finished goods have been reduced by a reserve for slow moving, excess and obsolete inventories of $8.3 million, $2.7 million and $55.2 million, respectively.

8. Assets Held for Sale

In accordance with the applicable accounting guidance, FASB ASC 360-10-45-9, the Company identified $1.0 million of buildings and $0.5 million of land as held for sale in the first quarter of 2024. The assets’ net carrying amount were reclassified from Property, plant and equipment, net, to Assets held for sale on the condensed consolidated balance sheets at June 30, 2024. No long-lived asset write downs were recorded in the three and six months ended June 30, 2024.

9. Restructuring and Other Charges

The 2021 global strategic plan concluded in the third quarter of 2023. As a result, the Company did not incur any restructuring charges during the three and six months ended June 30, 2024.

During the three and six months ended June 30, 2023, the Company incurred costs of approximately ($0.6) million and $1.1 million under the 2021 global strategic plan. During the second quarter of 2023, the Company reassessed the reasonability of a restructuring liability related to its Well Construction business. During this assessment, certain market exit costs became known and the liability was adjusted accordingly. This was partially offset by other charges that primarily consisted of office moves, site cleanup, preparation costs, consulting and legal fees.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges as of June 30, 2024 (in thousands):

Total
Beginning balance at January 1, 2024	$630
Additions for costs expensed	-
Reductions for payments	(600)
Other	(30)
Ending balance at June 30, 2024	$0

10. Goodwill and Intangible Assets

Goodwill

The following table summarizes the change in goodwill, which was acquired in the acquisition of Great North in 2023 (in millions):

Total
Net balance as of December 31, 2023	$16.7
Addition due to business combination	-
Impairments	-
Foreign currency translation	(0.6)
Net balance as of June 30, 2024 (1)	$16.1

(1) As of June 30, 2024, the Goodwill balance is included in long-lived assets in the Well Construction business segment.

Intangible Assets

Intangible assets, the majority of which were acquired in the acquisition of TIW Corporation in 2016, OilPatch Technologies in 2017, and Great North in 2023, consist of the following:

		June 30, 2024
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	10 – 15 years	$12,101	$(3,277)	$(138)	$8,686
Patents	15 – 30 years	9,670	(4,542)	(102)	5,026
Customer relationships	5 – 15 years	40,370	(14,799)	(433)	25,138
Organizational costs	3 years	172	(169)	(3)	-
		$62,313	$(22,787)	$(676)	$38,850

		December 31, 2023
	Estimated Useful Lives	Gross Book Value	Accumulated Amortization	Foreign Currency Translation	Net Book Value
		(In thousands)
Trademarks	10 – 15 years	$12,091	$(2,811)	$4	$9,284
Patents	15 – 30 years	9,686	(4,200)	(22)	5,464
Customer relationships	5 – 15 years	40,291	(13,095)	(3)	27,193
Organizational costs	3 years	163	(163)	-	-
		$62,231	$(20,269)	$(21)	$41,941

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

During the three and six months ended June 30, 2024, the Company did not incur any costs under the 2021 global strategic plan. During the three months ended June 30, 2023, the Company incurred ($0.6) million of additional costs under the 2021 global strategic plan out of which approximately ($1.9) million in Well Construction, $1.2 million is in Corporate and $0.1 million in Subsea Services. During the six months ended June 30, 2023, the Company incurred $1.1 million of additional restructuring and other charges under the 2021 global strategic plan out of which approximately $2.8 million is in Corporate, ($1.9) million in Well Construction and $0.2 million in Subsea Services.

The following tables presents selected financial data by business segment:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenue
Subsea products	$42,681	$44,579	$78,013	$90,696
Subsea services	26,664	23,586	51,244	47,482
Well construction	50,997	21,442	101,383	42,294
Total revenue	$120,342	$89,607	$230,640	$180,472
Depreciation and amortization
Subsea products	$1,507	$1,745	$3,076	$3,344
Subsea services	1,878	2,773	4,125	5,527
Well construction	3,879	1,816	7,746	3,559
Corporate (1)	743	715	1,492	1,508
Total depreciation and amortization	$8,007	$7,049	$16,439	$13,938
Operating income (loss)
Subsea products	$2,561	$(1,894)	$3,200	$(399)
Subsea services	4,287	1,230	6,120	10,613
Well construction	2,557	6,491	8,189	7,054
Corporate (1)	(14,071)	(2,221)	(40,977)	(10,474)
Total operating income (loss)	$(4,666)	$3,606	$(23,468)	$6,794

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

12. Income Tax

The effective tax rate for the three and six months ended June 30, 2024 was 30.7% and (13.4%) compared to 37.6% and 49.7% for the same periods in 2023. The change in the effective tax rate between the periods resulted primarily due to the change in earnings mix by geography and tax jurisdiction as compared to the prior period, changes in valuation allowances in the United States, foreign withholding tax, and changes in nondeductible expenses. In the United States, significant transaction costs in connection with the proposed merger with Innovex Downhole Solutions Inc. were incurred which were partially deductible. As such, these costs had a larger impact to the earnings mix as compared to previous periods.

The Company had no outstanding NOL carryback claims as of December 31, 2023 including the estimated carryback claim relating to the 2020 tax year, which was reflected in “Other current assets” on the condensed consolidated balance sheets. During the three and six months ended June 30, 2024, the Company received no refunds.

Except with respect to our operations in Canada, the Company no longer asserts the indefinite reinvestment assertion. We maintain a deferred foreign tax liability, which had a balance of $1.3 million as of June 30, 2024. It is primarily related to estimated foreign withholding tax associated with repatriating non-U.S. earnings back to the United States. The indefinite reinvestment assertion with respect to Canada pertains to earnings of $4.1 million as of June 30, 2024.

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

14. Contingencies

Steamfitters Complaint

On March 21, 2024, a purported Company stockholder filed a putative class action complaint captioned Steamfitters Local 449 Pension Fund v. Dril-Quip, Inc., et al., C.A. No. 2024-0284-LWW (Del. Ch.) (the “Steamfitters Complaint”). The Steamfitters Complaint alleges that members of the Board breached their fiduciary duties by agreeing, in connection with the proposed merger with Innovex, to enter into a stockholders agreement with Amberjack Capital Partners (“Amberjack”) requiring Amberjack to vote in favor of the Board of Director’s nominees at the Company’s 2025 annual meeting of stockholders and prohibiting certain transfers from Amberjack directly to activist stockholders not through public market sales. The Steamfitters Complaint further alleges that Innovex and Amberjack aided and abetted the directors’ alleged breaches of fiduciary duties. The complaint seeks an order certifying a class of the Company’s stockholders, finding that the directors breached their fiduciary duties and that Innovex and Amberjack aided and abetted the directors’ breaches of fiduciary duties, enjoining enforcement of the challenged provisions of the stockholders agreement, and awarding the plaintiff its reasonable attorneys’ and experts’ witness fees and other costs.

Although the Company and the Board believe that the stockholders agreement complies fully with all applicable law and deny the allegations in the Steamfitters Complaint, in order to moot the plaintiff’s claims, and avoid nuisance and possible expense, the Company and Amberjack amended the stockholders agreement to eliminate the requirement for Amberjack and certain of its affiliates to vote in favor of the combined company’s board nominees at the combined company’s 2025 annual meeting of stockholders, the prohibition against certain transfers from Amberjack and certain of its affiliates directly to activist stockholders not through public market sales and a provision entitling Amberjack to designate four director designees for election at the combined company’s 2025 annual meeting of stockholders irrespective of Amberjack’s and certain of its affiliates’ beneficial ownership of combined company common stock at that time. On May 21, 2024, the court dismissed the Steamfitters Complaint as moot.

The Company has also received letters from additional purported stockholders who contend that the registration statement on Form S-4 fails to disclose certain allegedly material information and demands that the Company make supplemental disclosures. While the Company believes that the contentions made in each of the letters described above are without merit, each of these matters is at a preliminary stage and defendants have not yet answered or otherwise responded to the letters.

It is possible that additional, similar complaints may be filed, and that additional, similar letters may be received by the Company, regarding the mergers. Absent new or different allegations that are material or constitute a disclosure obligation under the U.S. federal securities laws, the Company will not necessarily disclose such additional complaints or letters. Litigation is inherently uncertain, and there can be no assurance regarding the likelihood that the Company’s defense of these claims (or any lawsuits related to the mergers that may be filed in the future) will be successful, nor can the Company predict the amount of time and expense that will be required to resolve these matters.

FMC Technologies Lawsuit

On October 5, 2020, FMC Technologies, Inc. (“FMC”) sued the Company alleging misappropriation of trade secrets and sought money damages and injunctive relief in the 127th District Court of Harris County in an action styled FMC Technologies, Inc. v. Richard Murphy and Dril-Quip, Inc., Cause No. 2020-63081. FMC alleged that its former employee communicated FMC trade secrets to the Company and the Company used those trade secrets in its VXTe subsea tree systems. On April 29, 2021, the jury returned a verdict in favor of the Company. FMC filed a notice of appeal on August 20, 2021. On August 10, 2023, the First District of Texas Court of Appeals rendered a judgment that affirmed the judgment of the 127th District Court of Harris County in favor of the Company. In an effort to overturn the judgment for the Company and obtain a new trial, FMC filed a petition for review with the Texas Supreme Court on November 27, 2023. On June 21, 2024, the Texas Supreme Court denied FMC’s petition, declining to review the First District of Texas Court of Appeals judgment, bringing an end to litigation.

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

These statements are based on assumptions and analysis in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended by the Company's Form 10-K/A filed with the SEC on July 8, 2024 and the Company's Form 10-K/A (Amendment No. 2) filed with the SEC on August 1, 2024 (as amended, the “Form 10-K/A”) and in “Item 1A. Risk Factors” in Part II of the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2024, filed with the SEC on July 8, 2024.

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

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income (loss) and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto presented elsewhere herein as well as the discussion under “Risk Factors,” included herein and “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in the Form 10-K/A.

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

In February 2022, Russia invaded Ukraine, resulting in wide-ranging sanctions imposed on Russia by certain members of the European Union, the United Kingdom and the United States, among others, higher oil prices and increased uncertainty in global markets. As Russia’s invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export-controls or other economic or military measures against Russia. Although we have minimal operational exposure in Russia and we do not intend to commit further capital towards projects in Russia, the full impact of the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and could adversely affect oil and gas companies, many of which are our customers, as well as the global supply chain. For more information on the risks associated with the invasion of Ukraine, see “Our business may also be affected by new sanctions and export controls targeting Russia and other responses to Russia’s invasion of Ukraine” discussed in the Form 10-K/A, “Item 1A. Risk Factors”.

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

According to the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent Crude oil prices per barrel for the periods covered by this report were:

	Three months ended		Six months ended
	June 30,		June 30,
Brent Crude Oil Price per Barrel	2024	2023	2024	2023
Low	$75.33	$71.80	$75.33	$71.03
High	$93.12	$88.31	$93.12	$88.31
Average	$84.68	$77.99	$83.79	$79.58
Closing	$87.26	$74.51	$87.26	$74.51

According to the July 2024 release of the Short-Term Energy Outlook published by the EIA, Brent Crude oil prices are expected to average approximately $89 per barrel for the remainder of 2024 and $88 per barrel in 2025, compared with an average of $82 per barrel in 2023. In its July 2024 Oil Market Report, the International Energy Agency projected the global oil demand to grow by approximately 1.0 million barrels per day in both 2024 and 2025.

Offshore Rig Count

Detailed below is the average contracted Mobile Offshore Drilling Units. These are rigs currently drilling as well as rigs committed, but not yet drilling, for the six months ended June 30, 2024 and 2023. The rig count data includes floating rigs (semi-submersibles and drillships) and jack-up rigs. The Company has included only these types of rigs as they are the primary assets used to deploy the Company’s products.

	Six months ended June 30,
	2024		2023
	Floating Rigs	Jack-up Rigs	Floating Rigs	Jack-up Rigs
Mobile Offshore Drilling Units	149	409	146	395

Source: IHS—Petrodata RigBase – June 30, 2024 and 2023

According to IHS-Petrodata RigBase, as of June 30, 2024, there were 558 contracted rigs (150 floating rigs and 408 jack-up rigs), an increase of 3.1% from the rig count of 541 rigs (144 floating rigs and 397 jack-up rigs) as of June 30, 2023.

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

In March 2018, the President of the United States issued a proclamation imposing a 25 percent global ad valorem tariff on imports of certain steel products and a 10 percent ad valorem tariff on certain aluminum products, effective March 23, 2018. The President subsequently proposed an additional 25 percent tariff on approximately $50 billion worth of imports from China, and the government of China responded with a proposal of an additional 25 percent tariff on U.S. goods with a value of $50 billion. In the following months, the United States and China placed additional, competing tariffs on imported goods until the two countries entered a phase one trade deal in January 2020, which included an agreement to reduce certain tariffs. Negotiations for a phase two trade deal with China had begun prior to the outbreak of COVID-19 but did not result in a deal. Effective July 10, 2024, President Biden announced new tariffs aimed at combating the circumvention of tariffs on steel and aluminum processed in Mexico and extending the 25% steel tariff on Mexican steel poured outside of Canada, Mexico, or the U.S. and 10% aluminum tariff on Mexican aluminum containing any metal cast or smelted in China, Belarus, Iran, or Russia.

The imposition of the most recent and/or any additional tariffs or initiation of trade restrictions by or against the United States could cause our cost of raw materials to increase or affect the markets for our products. However, given the uncertainty regarding the scope and duration of these trade actions by the United States and other countries, their ultimate impact on our business and operations remains uncertain.

The Company believes that its subsea products bookings should help mitigate the impact of any negative market conditions; however, slow recovery in commodity prices or an extended downturn in the global economy or future restrictions on, or declines in, oil and gas exploration and production could have a negative impact on the Company and its bookings. The Company’s subsea product bookings for the quarter ended June 30, 2024 were approximately $12.8 million, as compared to approximately $41.1 million and $66.6 million for the quarters ended March 31, 2024 and June 30, 2023, respectively.

Revenues. Dril-Quip’s revenues are generated from three sources: products, services and leasing. Product revenues are derived from the sale of drilling and production equipment. Service revenues are earned when the Company provides technical advisory assistance and rework and reconditioning services. Leasing revenues are derived from rental tools used during installation and retrieval of the Company’s products. For the three months ended June 30, 2024 and 2023, the Company derived 61.8% and 62.2%, respectively, of its revenues from the sale of its products, 27.2% and 26.5%, respectively, of its revenue from services, and 11.1% and 11.2% respectively, of its revenues from leasing. For the six months ended June 30, 2024 and 2023, the Company derived 60.2% and 63.8%, respectively, of its revenues from the sale of its products, 27.3% and 24.9%, respectively, of its revenue from services, and 12.5% and 11.3% respectively, of its revenues from leasing. Service and leasing revenues generally correlate to revenues from product sales because increased product sales typically generate increased demand for technical advisory assistance services and rental of running tools during installation. The Company has substantial international operations, with approximately 73.0% and 66.1% of its revenues derived from foreign sales for the six months ended June 30, 2024 and 2023, respectively. The majority of the Company’s domestic revenue relates to operations in the U.S. Gulf of Mexico. Domestic revenue approximated 27.0% and 33.9% of the Company’s total revenues for the six months ended June 30, 2024 and 2023, respectively.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over-time basis. For the three months ended June 30, 2024, there were 48 projects representing approximately 20.5% of the Company’s total revenues and approximately 33.1% of its product revenues that were accounted for using over-time accounting, compared to 64 projects for the three months ended June 30, 2023, which represented approximately 30.0% of the Company’s total revenues and approximately 47.9% of its product revenues. For the six months ended June 30, 2024, there were 56 projects representing approximately 20.4% of the Company’s total revenues and approximately 33.9% of its product revenues that were accounted for using over-time accounting, compared to 66 projects for the six months ended June 30, 2023, which represented approximately 30.3% of the Company’s total revenues and approximately 47.4% of its product revenues. These percentages may fluctuate in the future. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of sales to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Restructuring and Other Charges. Restructuring and Other Charges consist of costs under the 2021 global strategic plan. The 2021 global strategic plan concluded in the third quarter of 2023. As a result, the Company did not incur any costs under the 2021 global strategic plan for the three and six months ended June 30, 2024.

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

Results of Operations

The following table sets forth, for the periods indicated, a breakdown of our products, service and leasing revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In millions)
Revenues:
Products:
Subsea products	$42.7	$44.6	$78.0	$90.7
Well construction	31.6	11.2	60.9	24.4
Total products	74.3	55.8	138.9	115.1
Services:
Subsea services	19.3	16.3	36.0	32.8
Well construction services	13.4	7.4	26.9	12.2
Total services	32.7	23.7	62.9	45.0
Leasing:
Subsea leasing	7.4	7.3	15.2	14.7
Well construction leasing	5.9	2.8	13.6	5.7
Total leasing	13.3	10.1	28.8	20.4
Total revenues	$120.3	$89.6	$230.6	$180.5

The following table sets forth, for the periods indicated, our revenues and operating income (loss) by business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Revenue
Subsea products	$42.7	$44.6	$78.0	$90.7
Subsea services	26.7	23.6	51.2	47.5
Well construction	50.9	21.4	101.4	42.3
Total revenue	$120.3	$89.6	$230.6	$180.5
Operating income (loss)
Subsea products	$2.6	$(1.9)	$3.2	$(0.4)
Subsea services	4.3	1.2	6.1	10.6
Well construction	2.6	6.5	8.2	7.1
Corporate	(14.1)	(2.2)	(41.0)	(10.5)
Total operating income (loss)	$(4.6)	$3.6	$(23.5)	$6.8

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenues. Revenues increased by $30.7 million, or approximately 34.3%, to $120.3 million for the three months ended June 30, 2024 from $89.6 million for the three months ended June 30, 2023.

Subsea Products revenue decreased by approximately $1.9 million primarily driven by lower Connector and Surface Equipment orders in the second quarter of 2024.

Subsea Services revenue increased by approximately $3.1 million primarily driven by customer specific increases in international markets.

Well Construction revenue increased by approximately $29.5 million, which was primarily driven by the acquisition of Great North, which contributed $21.9 million in revenue in the second quarter of 2024, and large bore liner hanger growth in international offshore markets.

Cost of Sales. Cost of sales increased by $17.5 million, or approximately 26.7%, to $83.2 million for the three months ended June 30, 2024 from $65.7 million for the same period in 2023. This increase was primarily due to the acquisition of Great North. Cost of sales as a percentage of revenue decreased to 69.2% from 73.3% for the three months ended June 30, 2024 and 2023, respectively, primarily driven by favorable product mix within Subsea Products and Well Construction.

Selling, General and Administrative Expenses. For the three months ended June 30, 2024, selling, general and administrative expenses increased by $7.7 million, or 34.6% to $29.8 million from $22.1 million for the same period in 2023. This increase was primarily due to the addition of Great North expenses and higher personnel related costs.

Engineering and Product Development Expenses. For the three months ended June 30, 2024, engineering and product development expenses increased by approximately $0.4 million, or 12.1%, to $3.6 million from approximately $3.2 million for the same period in 2023. This increase was primarily due to the increased testing and qualifications related to specific international customer requirements.

Restructuring and Other Charges. For the three months ended June 30, 2024, the Company incurred no additional costs under the 2021 global strategic plan. During the three months ended June 30, 2023, the Company incurred costs of approximately ($0.6) million under the 2021 global strategic plan. During the second quarter of 2023, the Company reassessed the reasonability of a restructuring liability related to its Well Construction business. During our assessment, certain market exit costs became known and the liability was adjusted accordingly. This was partially offset by other charges that primarily consisted of office moves, site cleanup, preparation costs, consulting and legal fees.

Gain on Sale of Property, Plant and Equipment. For the three months ended June 30, 2024, there was an immaterial loss on sale of property, plant and equipment of less than $0.1 million. For the three months ended June 30, 2023, the gain on sale of property, plant and equipment was $0.7 million, primarily related to the sale of certain obsolete machinery and equipment and scrap parts.

Foreign Currency Transaction Gain. Foreign currency transaction loss for the three months ended June 30, 2024, was $6.7 million as compared to a gain of $4.8 million for the same period in 2023.

Operating Income (Loss). Subsea Products operating income was approximately $4.5 million higher for the three months ended June 30, 2024 as compared to the same period in 2023 due a favorable product mix and the impacts of productivity initiatives.

Subsea Services operating income increased by approximately $3.1 million, in line with increased revenue driven by customer specific increases in international markets.

Well Construction operating income was approximately $3.9 million lower for the three months ended June 30, 2024 as compared to the same period in 2023, which was primarily driven by lower activity for Well Construction services and the release of a $1.9 million restructuring liability in the second quarter of 2023, partially offset by the addition $1.7 million in operating income from Great North.

Corporate operating loss was approximately $11.9 million higher for the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to a foreign currency transaction loss and higher payroll expense.

Income Tax Provision (Benefit). Income tax provision for the three months ended June 30, 2024 was $0.8 million on a loss before taxes of $2.6 million, resulting in an effective tax rate of 30.7%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to the change in earnings mix by geography and tax jurisdiction, changes in valuation allowances in the United States, foreign withholding tax, and changes in nondeductible expenses. Income tax provision for the three months ended June 30, 2023 was $2.1 million on an income before taxes of $5.6 million, resulting in an effective income tax rate of approximately 37.6%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to projected earnings mix by geography and tax jurisdiction, foreign withholding taxes, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries.

Net Income (Loss). Net loss was approximately $1.8 million for the three months ended June 30, 2024 as compared to a net income of $3.5 million for the same period in 2023 for the reasons set forth above.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenues. Revenues increased by $50.1 million, or approximately 27.8%, to $230.6 million for the six months ended June 30, 2024 from $180.5 million for the six months ended June 30, 2023.

Subsea Products revenue decreased by approximately $12.7 million primarily driven by lower Connector and Surface Equipment orders in the first half of 2024.

Subsea Services revenue increased by approximately $3.7 million primarily driven by customer specific increases in international markets.

Well Construction revenue increased by approximately $59.1 million, which was primarily driven by the acquisition of Great North, which contributed $47 million in revenue in the first half of 2024, and large bore liner hanger growth in international offshore markets.

Cost of Sales. Cost of sales increased by $30.4 million, or approximately 23.2% to $161.6 million for the six months ended June 30, 2024 from $131.2 million for the same period in 2023. This increase was primarily due to the acquisition of Great North. Cost of sales as a percentage of revenue decreased to 70.1% from 72.7% for the six months ended June 30, 2024 and 2023, respectively, primarily driven by favorable product mix within Subsea Products and Well Construction.

Selling, General and Administrative Expenses. For the six months ended June 30, 2024, selling, general and administrative expenses increased by $15.1 million, or 33.7% to $59.8 million from $44.7 million for the same period in 2023. This increase was primarily due to the addition of Great North expenses and higher personnel related costs.

Engineering and Product Development Expenses. For the six months ended June 30, 2024, engineering and product development expenses increased by approximately $0.7 million, or 11.0%, to $7.3 million from approximately $6.6 million for the same period in 2023. This increase was primarily due to the increased testing and qualifications related to specific international customer requirements.

Restructuring and Other Charges. For the six months ended June 30, 2024, the Company incurred no additional costs under the 2021 global strategic plan. During the six months ended June 30, 2023, the Company incurred costs of approximately $1.1 million under the 2021 global strategic plan. These charges were primarily related to office moves, site cleanup, preparation costs, consulting and legal fees.

Gain on Sale of Property, Plant and Equipment. For the six months ended June 30, 2024, the gain on sale of property, plant and equipment was $0.1 million, primarily related to the sale of scrap parts. For the six months ended June 30, 2023, the gain on sale of property, plant and equipment was $7.4 million, primarily related to the sale of our Houston aftermarket facility, the Houston forge facility buildings and certain obsolete machinery and equipment and scrap parts.

Foreign Currency Transaction Gain. Foreign currency transaction loss for the six months ended June 30, 2024, was $4.8 million as compared to a gain of $3.7 million for the same period in 2023.

Operating Income (Loss). Subsea Products operating income was approximately $3.6 million higher for the six months ended June 30, 2024 as compared to the same period in 2023, due a favorable product mix and the impacts of productivity initiatives.

Subsea Services operating income decreased by approximately $4.5 million, primarily driven by a gain of $5.9 million on the sale of our Houston aftermarket facility recognized in the first half of 2023.

Well Construction operating income was approximately $1.1 million higher for the six months ended June 30, 2024 as compared to the same period in 2023, which was primarily driven by the acquisition of Great North, which contributed $3.6 million in operating income. This is partially offset by the release of a $1.9 million restructuring liability in the first half of 2023 and higher payroll expense in 2024.

Corporate operating loss was approximately $30.5 million higher for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to $19.4 million in expenses related to the planned merger with Innovex and a foreign currency transaction loss in the first half of 2024.

Income Tax Provision (Benefit). Income tax provision for the six months ended June 30, 2024 was $2.6 million on a loss before taxes of $19.2 million resulting in an effective tax rate of (13.4%). Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to the change in earnings mix by geography and tax jurisdiction, changes in valuation allowances in the United States, foreign withholding tax, and changes in nondeductible expenses. Income tax provision for the six months ended June 30, 2023 was $5.7 million on an income before taxes of $11.5 million, resulting in an effective income tax rate of approximately 49.7%. Income tax expense was different than the U.S federal statutory income tax rate of 21% primarily due to projected earnings mix by geography and tax jurisdiction, foreign withholding taxes, nondeductible compensation and the change in valuation allowances in the United States and in various foreign countries.

Net Income (Loss). Net loss was approximately $21.8 million for the six months ended June 30, 2024 as compared to a net income of $5.8 million for the same period in 2023 for the reasons set forth above.

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

The following table reconciles our reported net income to Adjusted EBITDA for each of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income (loss)	$(1,812)	$3,483	$(21,796)	$5,794
Add:
Interest income, net	(2,053)	(1,979)	(4,249)	(4,726)
Income tax provision (benefit)	(801)	2,102	2,577	5,726
Depreciation and amortization expense	8,007	7,049	16,439	13,938
Restructuring and other charges	-	(610)	-	1,108
Acquisition costs	1,695	1,134	20,742	1,134
Gain on sale of property, plant and equipment	54	(738)	(146)	(7,385)
Foreign currency transaction loss (gain)	6,671	(4,812)	4,775	(3,692)
Stock compensation expense	3,378	2,566	6,166	5,143
Other	1,376	592	2,181	585
Adjusted EBITDA (1)	$16,515	$8,787	$26,689	$17,625

(1) Adjusted EBITDA does not measure financial performance under GAAP and, accordingly, should not be considered as an alternative to net income as an indicator of operating performance.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Six months ended June 30,
	2024	2023
	(In thousands)
Operating activities	$(13,408)	$(41,638)
Investing activities	15,502	14,066
Financing activities	(475)	(22)
	1,619	(27,594)
Effect of exchange rate changes on cash activities	(3,800)	(720)
Decrease in cash and cash equivalents	$(2,181)	$(28,314)

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

Net cash used in operating activities for the six months ended June 30, 2024 was $13.4 million as compared to $41.6 million for the six months ended June 30, 2023. The $28.2 million increase in cash from operating activities is primarily due to increases resulting from the change in operating assets and liabilities of $32.9 million.

The change in operating assets and liabilities for the six months ended June 30, 2024 resulted in a $32.9 million increase in cash as compared to the change in operating assets and liabilities for the six months ended June 30, 2023. The $21.5 million net increase in cash due to changes in trade receivables and unbilled receivables was mainly due to a significant increase in billings both for point in time orders and over-time orders as the rights became unconditional on the contract assets and were transferred to trade receivables. Increases in cash due to the changes in accounts payable and accrued expenses was $17.3 million primarily due to the timing of payroll cycles and accounts payable distributions. Increases in cash due to changes in inventory was $3.1 million due to changes in inventory levels as we continually reassess our needs. These increases were partially offset by a decrease in cash of $9.0 million due to changes in prepaids and other assets.

The change in investing cash flows for the six months ended June 30, 2024 resulted in a $15.5 million increase in cash, primarily due to $25.9 million of maturities in our short-term investments during the quarter, which were reinvested in investments classified as cash equivalents as per our accounting policy. This is partially offset by capital expenditures of $10.9 million for the six months ended June 30, 2024. Capital expenditures for the six months ended June 30, 2024 were $5.4 million for machinery and equipment related to our global strategic program which includes consolidation of our manufacturing facilities, $4.5 million for rental tools to support our developed products and $1.0 million for other capital expenditures.

Credit Facility

The Company’s ABL Credit Facility, dated February 23, 2018, as amended, was terminated effective February 22, 2022. We opened a new cash collateral account with JPMorgan Chase Bank, N.A., in which cash was transferred to facilitate our existing letters of credit. As of June 30, 2024, the cash balance in that account was approximately $3.6 million. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times which is included in “Restricted cash” in our condensed consolidated balance sheets as at June 30, 2024 and December 31, 2023. Withdrawals from this cash collateral account are only allowed at such point a given letter of credit has expired or has been cancelled.

Repurchase of Equity Securities

On February 22, 2022, the Board authorized an incremental $100.0 million share repurchase plan. The repurchase plan has no set expiration date and any repurchased shares are expected to be cancelled. The manner, timing and amount of any purchase will be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The program does not obligate the Company to acquire any amount of common stock and may be modified or superseded at any time at the Company’s discretion.

For the three and six months ended June 30, 2024 and 2023, the Company purchased no shares under the share repurchase plans.

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

Critical Accounting Estimates

During the six months ended June 30, 2024, there were no material changes in our judgments and assumptions associated with the development of our critical accounting policies. Refer to the Form 10-K/A for a discussion of our critical accounting policies.

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

The Company experienced a foreign currency pre-tax loss of approximately $6.7 million and $4.8 million during the three and six months ended June 30, 2024. The Company experienced a foreign currency pre-tax gain of approximately $4.8 million $3.7 million, during the three and six months ended June 30, 2023.

The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the effects and risks inherent in such transactions. Additionally, there is no assurance that the Company will be able to protect itself against currency fluctuations in the future.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024 because of the material weakness in our internal control over financial reporting described in Part II, Item 9A of the Form 10-K/A.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Plan to Remediate the Material Weaknesses

As it relates to the material weakness that exists as of June 30, 2024, we are currently in the process of designing and implementing remediation plans and taking steps to address the root cause of the material weakness. Such plans include, but may not be limited to, the following:

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K/A, as updated in our Quarterly Report on Form 10-Q/A for the period ending March 31, 2024.

Item 5. Other Information

During the second quarter of 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, except as follows:

On May 7, 2024, James C. Webster, Vice President, General Counsel and Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 6,000 shares of Dril-Quip, Inc. common stock between August 6, 2024 through February 7, 2025, subject to certain conditions.

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

DRIL-QUIP, INC.

Date: August 7, 2024	BY:	/s/ Kyle F. McClure
Kyle F. McClure,
Vice President – Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)