Form 10-Q
period 2024-09-30
Innovex International, Inc.
filed 2024-11-08
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-13439

INNOVEX INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2162088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
19120 Kenswick Dr. Humble, Texas	77338
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (346) 398-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	INVX	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 4, 2024, the registrant had 67,245,002 shares of common stock, $0.01 par value per share, outstanding.

i

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Innovex International, Inc. (the “Company” or “we”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

•
risks related to the Merger (as defined herein), including the ultimate outcome and results of integrating operations; the effects of the Merger, including the Company’s future financial condition, results of operations, strategy and plans; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger; expected benefits from the Merger and the ability of the Company to realize those benefits; the significant costs required to integrate operations; whether Merger-related litigation will occur and, if so, the results of any litigation, settlements and investigations;

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

•
the Company’s ability to comply with restrictions contained in its debt agreements;

•
the Company’s ability to generate sufficient cash to service its indebtedness, fund its capital requirements and generate future profits;

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

ii

•
future operations, financial results, business plans and cash needs; and

•
the overall timing and level of transition of the global energy sector from fossil-based systems of energy production and consumption to more renewable energy sources.

These statements are based on assumptions and analysis in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended by Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on July 8, 2024 and Form 10-K/A (Amendment No. 2) filed with the SEC on August 1, 2024, and our Quarterly Report on Form 10-Q/A for the period ended March 31, 2024, filed with the SEC on July 8, 2024, under “Risk Factors” in our Registration Statement on Form S-4 (File No. 333-279048) related to the Merger, filed with the SEC on May 1, 2024, as amended on June 14, 2024 and on August 5, 2024 (the “Form S-4”) and in other filings made by us from time to time with the SEC.

Many of such factors are beyond the Company’s ability to control or predict. Any of the factors, or a combination of these factors, could materially affect the Company’s future results of operations and the ultimate accuracy of the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Every forward-looking statement speaks only as of the date of the particular statement, and the Company undertakes no obligation to publicly update or revise any forward-looking statement except as may be required by law.

iii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Innovex International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and restricted cash	$99,895	$7,406
Trade receivables, net of allowance of $76,589 and $5,015 at September 30, 2024 and December 31, 2023, respectively	225,067	118,360
Contract assets	8,147	—
Inventories	297,519	141,188
Assets held for sale	1,544	—
Prepaid expenses and other current assets	45,160	21,318
Total current assets	677,332	288,272
Noncurrent assets
Property and equipment, net	182,230	52,424
Right of use assets – operating	47,352	32,673
Goodwill	23,932	23,932
Intangibles, net	35,787	41,808
Deferred tax asset, net	138,523	14,017
Equity method investment	19,923	20,025
Other long-term assets	7,704	2,149
Total noncurrent assets	455,451	187,028
Total assets	$1,132,783	$475,300
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$83,613	$32,035
Operating lease liabilities	9,093	7,358
Accrued expenses	55,884	28,736
Contract liabilities	14,090	—
Other current liabilities	1,430	670
Current portion of long-term debt and finance lease obligations	10,695	9,824
Total current liabilities	174,805	78,623
Noncurrent liabilities
Long-term debt and finance lease obligations	12,351	40,566
Operating lease liabilities	39,314	27,159
Other long-term liabilities	1,962	31
Total noncurrent liabilities	53,627	67,756
Total liabilities	$228,432	$146,379
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 and 40,249,394 shares authorized at September 30, 2024 and December 31, 2023, respectively; 67,131,395 and 30,928,647 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	$671	$309
Additional paid-in capital	722,509	180,633
Accumulated other comprehensive income	1,709	2,071
Retained earnings	179,462	145,908
Total stockholders’ equity	$904,351	$328,921
Total liabilities and stockholders’ equity	$1,132,783	$475,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Innovex International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Products	$126,643	$115,801	$343,322	$353,164
Services	15,774	15,000	43,674	46,603
Rental	9,400	8,285	23,120	22,582
Total revenues	151,817	139,086	410,116	422,349
Cost of revenues(a)
Products	76,954	72,252	213,325	228,575
Services	19,855	15,750	44,329	41,850
Rental	2,329	1,185	4,701	4,938
Total cost of revenues	99,138	89,187	262,355	275,363
Selling, general and administrative expenses	37,984	19,226	77,903	54,108
(Gain)/loss on sale of assets	(169)	(102)	(487)	71
Depreciation and amortization	7,786	5,768	19,168	16,576
Impairment of long-lived assets	—	266	3,522	266
Acquisition costs	20,296	760	25,492	1,985
Income (Loss) from operations	(13,218)	23,981	22,163	73,980
Interest expense	729	1,516	2,055	4,714
Other expense/(income), net	(269)	62	(402)	(98)
Equity method earnings	1,018	844	2,230	1,515
Gain on bargain purchase	92,659	—	92,659	—
Income before income taxes	79,999	23,247	115,399	70,879
Income tax expense (benefit), net	(2,587)	7,881	6,862	15,401
Net income	82,586	15,366	108,537	55,478
Foreign currency translation adjustment	2,457	(795)	(362)	(304)
Comprehensive income	$85,043	$14,571	$108,175	$55,174
Earnings per common share
Basic	$2.03	$0.50	$3.18	$1.79
Diluted	$1.99	$0.48	$3.08	$1.73
Weighted average common shares outstanding
Basic	40,728,902	30,928,647	34,139,548	30,928,647
Diluted	41,530,978	32,080,960	35,289,692	32,053,353

(a) Cost of revenues excludes depreciation and amortization.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Innovex International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	$ Amount	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
For the Three Months Ended September 30, 2023
Balance at June 30, 2023	30,928,647	309	179,703	112,094	809	292,915
Stock based compensation	—	—	460	—	—	460
Foreign currency translation adjustment	—	—	—	—	(795)	(795)
Net income	—	—	—	15,366	—	15,366
Balance at September 30, 2023	30,928,647	309	180,163	127,460	14	307,946

For the Three Months Ended September 30, 2024
Balance at June 30, 2024	30,978,880	310	181,077	171,859	(748)	352,498
Stock based compensation	—	—	10,908	—	—	10,908
Foreign currency translation adjustment	—	—	—	—	2,457	2,457
Net income	—	—	—	82,586	—	82,586
Dividend payment	—	—	—	(74,983)	—	(74,983)
Issuance of common stock for Merger	35,134,652	351	536,922	—	—	537,273
Stock options exercised	1,418,531	14	3,312	—	—	3,326
Equity award vestings	256,932	3	(3)	—	—	—
Shares withheld related to net settlement of equity awards	(657,600)	(7)	(9,707)	—	—	(9,714)
Balance at September 30, 2024	67,131,395	671	722,509	179,462	1,709	904,351

Innovex International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	$ Amount	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	30,928,647	$309	$178,671	$71,982	$318	$251,280
Stock based compensation	—	—	1,492	—	—	1,492
Foreign currency translation adjustment	—	—	—	—	(304)	(304)
Net income	—	—	—	55,478	—	55,478
Balance at September 30, 2023	30,928,647	309	180,163	127,460	14	307,946

For the Nine Months Ended September 30, 2024
Balance at December 31, 2023	30,928,647	$309	$180,633	$145,908	$2,071	$328,921
Stock based compensation	—	—	11,824	—	—	11,824
Foreign currency translation adjustment	—	—	—	—	(362)	(362)
Net income	—	—	—	108,537	—	108,537
Dividend payment	—	—	—	(74,983)	—	(74,983)
Issuance of common stock for Merger	35,134,652	351	536,922	—	—	537,273
Stock options exercised	1,418,531	14	3,312	—	—	3,326
Equity award vestings	334,217	4	(4)	—	—	—
Shares withheld related to net settlement of equity awards	(684,652)	(7)	(10,178)	—	—	(10,185)
Balance at September 30, 2024	67,131,395	671	722,509	179,462	1,709	904,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

Innovex International, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$108,537	$55,478
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,168	16,576
Deferred financing fees amortization	298	239
Amortization of operating lease ROU asset	5,764	5,542
Impairment of long-lived assets	3,522	266
Bargain purchase gain	(92,659)	—
Stock based compensation expense	11,824	1,492
(Gains)/loss on sale of property and equipment	(487)	71
(Gains)/loss on lease termination	(282)	21
Deferred tax, net	783	(10,404)
Equity method earnings, net of dividends	102	(1,099)
Changes in operating assets and liabilities, net of amounts related to acquisitions:
Accounts receivable, net	27,163	(4,386)
Inventories	(19,707)	(3,500)
Prepaid expenses and other current assets	(4,552)	(5,573)
Other long-term assets	(210)	995
Accounts payable	1,345	(1,932)
Accrued expenses and other current liabilities	(2,608)	6,656
Other operating assets and liabilities, net	(907)	(5,963)
Net cash provided by operating activities	57,094	54,479
Cash flows from investing activities
Capital expenditures	(5,967)	(14,345)
Proceeds from sale of property and equipment	2,053	1,088
Equity method investment	—	(18,350)
Cash acquired in stock based business combination	154,312	—
Net cash provided by (used in) investing activities	150,398	(31,607)
Cash flows from financing activities
Deferred debt issuance cost	—	(393)
Revolving credit facility borrowings	148,300	198,800
Revolving credit facility payments	(171,500)	(214,550)
Term loan payments	(5,033)	(4,150)
Payments on finance leases	(4,137)	(2,739)
Dividend payment	(74,983)	—
Proceeds from exercise of options	3,326	—
Taxes paid related to net share settlement of equity awards	(10,185)	—
Net cash used in financing activities	(114,212)	(23,032)
Effect of exchange rate changes	(791)	51
Net change in cash and restricted cash	92,489	(109)
Cash and restricted cash beginning of period	7,406	8,416
Cash and restricted cash end of period	$99,895	$8,307
Supplemental cash flow information:
Cash paid for interest	$(1,561)	$(3,776)
Cash paid for income taxes	$(7,041)	$(18,099)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Innovex International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. SUMMARY OF BUSINESS

Description of Business

On March 18, 2024, Innovex Downhole Solutions, Inc., a Delaware corporation (“Legacy Innovex”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dril-Quip, Inc., a Delaware corporation (“Dril-Quip”), Ironman Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Dril-Quip, and DQ Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Dril-Quip. On September 6, 2024 (the “Closing Date”), the transactions contemplated in the Merger Agreement (the “Merger”) were consummated. Following the Merger, Legacy Innovex became a wholly owned subsidiary of Dril-Quip, and the name “Dril-Quip, Inc.” was changed to “Innovex International, Inc.” (“Innovex”, the “Company”, the "Combined Company", “we”, “us” and “our”). The Company’s stock remained listed on the New York Stock Exchange, and its symbol was changed to “INVX”. Except as otherwise indicated, references herein to "Dril-Quip" are to Dril-Quip, Inc. prior to the completion of the Merger.

The Merger was accounted for using the acquisition method of accounting with Legacy Innovex being identified as the accounting acquirer. The consolidated financial statements of the Company reflect the financial position, results of operations and cash flows of only Legacy Innovex for all periods prior to the Merger and of the Combined Company for all periods subsequent to the Merger.

In connection with the consummation of the Merger, the outstanding shares of common stock, par value $0.01 per share, of Legacy Innovex (the "Legacy Innovex Common Stock") were converted into the right to receive 32,183,966 shares of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”). The number of shares of Company Common Stock received for each share of Legacy Innovex Common Stock by the Legacy Innovex shareholders was equal to 2.0125 (the "Exchange Ratio").

Innovex designs, manufactures, sells and rents a broad suite of well-centric, engineered products to the global oil and natural gas industry. Our products are sold and rented to international oil companies, national oil companies, independent exploration and production companies and multinational service companies. The products we provide have applications across the well lifecycle for both onshore and offshore oil and natural gas wells, including well construction, well completion, and well production and intervention applications. The Company’s corporate office is located in Humble, Texas.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information. The Condensed Consolidated Financial Statements include the accounts of our subsidiaries where we have control over operating and financial policies. Investments in unconsolidated affiliates, in which the Company can exercise significant influence, but does not own a controlling financial interest, are accounted for using the equity method of accounting. These Condensed Consolidated Financial Statements should be read in conjunction with Legacy Innovex's financial statements and related notes thereto for the year ended December 31, 2023 (the "Audited Financial Statements") included in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 16, 2024. In the opinion of management, these Condensed Consolidated Financial Statements reflect all normal, recurring adjustments necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. All intercompany accounts and transactions have been eliminated for purposes of preparing these Condensed Consolidated Financial Statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in "Note 2. Summary of Significant Accounting Policies" in the Audited Financial Statements and below as they pertain to the Merger.

Impairment of Long-lived Assets

The Company performs reviews for impairment of long-lived assets, including property and equipment, intangible assets with definite lives and operating lease right of use assets, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The carrying value of an asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

In the second quarter of 2024, Legacy Innovex identified a significant decrease in the market price of a right of use asset related to a building lease and a company owned building. Legacy Innovex determined the carrying values were not recoverable and exceeded their fair values. Legacy Innovex then measured the impairment losses by comparing the book values with current third-party quoted market prices, resulting in a total impairment of $3.5 million.

As a result of the Merger, the Company further adopted the following significant accounting policies:

Restricted Cash

As of September 30, 2024 and December 31, 2023 the Company had a restricted cash balance of $4.0 million and $0.3 million, respectively. This balance primarily consists of a cash collateral account with JPMorgan Chase Bank, N.A., to facilitate the Company's existing letters of credit. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times which is considered restricted cash and is included in “Cash and restricted cash” in our condensed consolidated balance sheet at September 30, 2024. Withdrawals from this cash collateral account are only allowed when a given letter of credit has expired or has been cancelled.

Revenue Recognition

The Company uses the over time method on long-term project contracts that have the following characteristics:

•
the contracts call for products which are designed to customer specifications;
•
the structural designs are unique and require significant engineering and manufacturing efforts;
•
product requirements cannot be filled directly from the Company’s standard inventory; and
•
the Company has an enforceable right to payment for any work completed to date and the enforceable payment includes a reasonable profit margin.

For each project in which revenue is recognized under the over time method, which is typically consistent of product sales of our subsea trees, the Company prepares a detailed analysis of estimated costs, profit margin, completion date and risk factors which include availability of material, production efficiencies and other factors that may impact the project. On a quarterly basis, management reviews the progress of each project, which may result in revisions of previous estimates, including revenue recognition. The Company calculates the percentage complete and applies the percentage to determine the revenues earned and the appropriate portion of total estimated costs to be recognized. Losses, if any, are recorded in full in the period they become known. Historically, the Company’s estimates of total costs and costs to complete have approximated actual costs incurred to complete the project.

Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in "Contract liabilities" as a liability in our condensed consolidated balance sheets. Likewise, revenue recognized may exceed customer billings in which case the amounts are reported in "Contract assets" in our condensed consolidated balance sheets. At September 30, 2024, Contract assets totaled $8.1 million related to products accounted for using the over time method of accounting. For the three and nine months ended September 30, 2024, there were 6 projects representing approximately 0.2% of the Company’s total revenues and approximately 0.2% of its product revenues, and 6 projects representing approximately 0.1% of the Company’s total revenues and approximately 0.1% of its product revenues, respectively, which were accounted for using the over time method of accounting.

Reclassifications

In conjunction with the Merger, the Company made the following reclassification in the prior year presentation to conform to the current year presentation:

•
The Company reclassified $0.8 million and $2.0 million for the three and nine months ended September 30, 2023 to "Acquisition costs", which were previously presented within "Selling, general and administrative expenses" on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Recent Accounting Pronouncements

Segment Reporting (Topic 280). In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280). The amendments in this update require a public entity to report, for each reportable segment, a measure of the segment’s profit or loss that its chief operating decision maker uses to assess segment performance and make decisions about resource allocation. Although information about a segment’s revenue and measure of profit or loss is disclosed in an entity’s financial statements under the current requirements, there generally is limited information disclosed about a segment’s expenses and, therefore, investors supported enhanced expense disclosures. Accordingly, the ASU requires public entities to provide investors with additional, more detailed information about a reportable segment’s expenses and is intended to improve the disclosures about a public entity’s reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply the amendments in this ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently assessing the impact of ASU 2023-07 on its disclosures.

Income Tax Disclosures (ASC 740) In December 2023, the FASB issued ASU 2023-09 which updated accounting guidance related to income tax disclosures. The updated accounting guidance, among other things, requires additional disclosures primarily related to the tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-09 on its disclosures.

NOTE 3. MERGERS AND ACQUISITIONS

The Company's acquisition of business and equity method investments consisted of the following transactions during the nine months ended September 30, 2024 and the twelve months ended December 31, 2023. Acquisition costs within the Condensed Consolidated Statements of Operations and Comprehensive Income consist of legal, accounting, advisory fees, and other integration costs related to the Merger and the acquisition of equity interest in Downhole Well Solutions, LLC.

Legacy Innovex and Dril-Quip Merger. As discussed in Note 1, on the Closing Date, the Merger was consummated. Following the Merger, Legacy Innovex became a wholly owned subsidiary of Dril-Quip, and the name “Dril-Quip, Inc.” was changed to “Innovex International, Inc.” As provided for in the Merger Agreement, Legacy Innovex paid a cash dividend of $75.0 million to the holders of the Legacy Innovex Common Stock on September 6, 2024. The Merger is accounted for as a reverse acquisition under ASC 805, Business Combinations (“ASC 805”), where Legacy Innovex, the legal acquiree, is determined to be the accounting acquirer of Dril-Quip based upon an evaluation of the following primary factors:

•
Although the pre-combination stockholders of Legacy Innovex held approximately 48% of the Combined Company, the largest pre-combination stockholder of Legacy Innovex, Amberjack Capital Partners, L.P. (“Amberjack”), held the largest minority voting interest of approximately 44% in the Company after Merger closed, whereas Dril-Quip’s pre-combination ownership was widely dispersed among stockholders.
•
Legacy Innovex surpassed Dril-Quip in size as measured in key performance metrics including Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA for the year ended December 31, 2023.
•
The Company’s board consists of nine directors, including:
•
four continuing directors of the pre-combination Dril-Quip board of directors;
•
four directors, each a member of the pre-combination Legacy Innovex board of directors; and
•
the Chief Executive Officer of Legacy Innovex as of immediately prior to the Closing Date.

•
Legacy Innovex’s pre-combination senior management team constitutes the majority of the senior management of the Company, including the Chief Executive Officer, Chief Financial Officer, and the President of North America.
•
Upon consummation of the Merger, the Company’s headquarters are located at Legacy Innovex’s headquarters, the Company’s name has been changed to Innovex International, Inc., and the ticker symbol of the Company has been changed to “INVX."

Purchase Price Consideration

The accounting acquiree Dril-Quip’s stock price was used to measure the consideration transferred in the reverse acquisition, as Dril-Quip’s stock price was more reliably measurable than the value of the equity interest of the accounting acquirer Legacy Innovex, which was a privately held entity. The following table summarizes the consideration for the Merger (in thousands, except stock price and shares):

Fair value of shares transferred to Dril-Quip shareholders (1)	$530,909
Fair value of replacement Dril-Quip stock-based payment awards attributable to the purchase price	6,364
Total purchase price consideration	$537,273

(1) The fair value of shares transferred to Dril-Quip stockholders is based on 34,452,230 shares of Dril-Quip common stock outstanding and the closing stock price of Dril-Quip common stock of $15.41 on the Closing Date.

Preliminary Purchase Price Allocation

In accordance with ASC 805, identifiable assets acquired and liabilities assumed from Dril-Quip were recorded at their estimated fair values on the Closing Date. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period. The Company expects to finalize these amounts as soon as possible but no later than one year from the Closing Date.

The Merger resulted in a gain on bargain purchase recognized on the Company’s condensed consolidated statements of operations and comprehensive income due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred. Upon completion of its preliminary assessment, the Company concluded that all of the assets acquired and liabilities assumed have been identified and recognized, including any additional assets and liabilities not previously identified or recognized in the acquisition accounting, and that recording a gain on bargain purchase was appropriate and required under U.S. GAAP. The bargain purchase gain was due to the decrease in the share price of legacy Dril-Quip stock from the date the Merger Agreement was signed to the Closing Date, while the agreed upon ratio of Innovex shareholder’s ownership of the Combined Company, as stipulated in the Merger Agreement, remained the same.

The table below presents the preliminary allocation to the estimated fair value of identifiable assets acquired and liabilities assumed, and the resulting gain on bargain purchase as of the Closing Date (in thousands):

Preliminary Purchase Price Allocation
Cash and restricted cash	$154,312
Trade receivables	125,155
Contract assets	8,675
Inventories	148,958
Assets held for sale	1,535
Prepaid expenses and other current assets	20,023
Property and equipment, net	133,690
Right of use assets – operating	21,358
Deferred tax asset, net	124,634
Other long-term assets	5,461
Total assets	743,801
Accounts payable	48,887
Accrued expenses	28,906
Contract liabilities	14,332
Operating lease liabilities - current	2,080
Current portion of long-term debt and finance lease obligations	595
Other current liabilities	213
Long-term debt and finance lease obligations	1,645
Operating lease liabilities - noncurrent	15,397
Other long-term liabilities	1,814
Total liabilities	113,869
Net assets acquired	629,932
Gain on bargain purchase	(92,659)
Total purchase consideration	$537,273

The Company incurred transaction costs in connection with the Merger in the amount of $20.3 million and $25.3 million for the three and nine months ended September 30, 2024, respectively. The costs have been expensed as incurred and recognized in acquisition costs in the Company’s Consolidated Statement of Operations.

Revenue and Earnings

For the period from September 7, 2024 to September 30, 2024, we have included $24.5 million of revenues contributed by the business acquired in the Merger. Due to the integration of operations since the Closing Date, it was impracticable to present stand-alone earnings since the date of the Merger.

Unaudited Supplemental Pro Forma Financial Information

The unaudited supplemental pro forma information presented below has been prepared for the Combined Company as if the Merger had occurred on January 1, 2023. The pro forma summary uses estimates and assumptions based on information available at the time. The Company believes the estimates and assumptions to be reasonable; however, the unaudited pro forma information is not necessarily indicative of what the Combined Company’s results would have been had the Merger been completed as of the beginning of the periods as indicated, nor does it purport to project the Company’s future results. The unaudited pro forma information does not reflect any synergy savings that might have been achieved from combining the operations. Amounts are presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$231,203	$260,433	$727,626	$728,435
Net income	$3,962	$6,279	$35,143	$92,904

Pro forma information includes, among others, (i) incremental depreciation and amortization resulting from the property and equipment and lease right-of-use assets acquired, (ii) accounting policy alignment, (iii) adjustments to reflect non-recurring acquisition related costs incurred directly in connection with the Merger as if it had occurred in the earliest period presented above, and (iv) the tax-related effects as though the Merger had occurred on January 1, 2023.

Downhole Well Solutions, LLC (“DWS”) Acquisition. On May 1, 2023, Legacy Innovex acquired a 20% equity interest in DWS, via purchasing stock units of DWS, for the purchase price of $17.6 million in cash consideration. Transaction costs recognized in connection with the acquisition were $0.7 million and were capitalized as part of the equity investment. DWS sells drilling equipment and related technology which is complimentary to the Company’s existing product lines. Legacy Innovex obtained significant influence over DWS through a 20% ownership and one board seat out of three total board seats of representation on the board of directors of DWS. The acquisition was accounted for as an equity method investment under Accounting Standards Codification (“ASC”) 323, Investments- Equity Method and Joint Ventures. The cost of the investment is $15.0 million more than the acquired underlying equity in DWS net assets. The difference is attributable to intangible assets of $13.0 million and equity method goodwill of $2.0 million. The difference pertaining to intangible assets will be amortized to Equity method earnings over the remaining useful life of the related asset. For the three and nine months ended September 30, 2024, we recorded our proportionate share of DWS’s net income of $1.4 million, adjusted for $0.4 million amortization attributed to intangible assets, and $3.3 million, adjusted for $1.1 million amortization attributed to intangible assets, respectively. For the three and nine months ended September 30, 2024, DWS distributed $0.7 million and $2.3 million of dividends to the Company, respectively, which were recorded as a reduction of the carrying value of the equity investment. For the three and nine months ended September 30, 2023, we recorded our proportionate share of DWS’s net income of $1.4 million, adjusted for $0.6 million amortization attributed to intangible assets, and $2.1 million, adjusted for $0.6 million amortization attributed to intangible assets, respectively. For each of the three and nine months ended September 30, 2023, DWS distributed $0.4 million of dividends to the Company, which were recorded as a reduction of the carrying value of the equity investment.

Legacy Innovex signed an option to acquire the remaining 80% interest in DWS dated April 24, 2024, exercisable any time prior to April 30, 2025. If we exercise the option, the purchase price will be based on a multiple of DWS EBITDA.

NOTE 4. REVENUE

Revenue is recognized as, or when, the performance obligations are satisfied. The Company generates revenue primarily from three revenue streams: (i) product revenues, (ii) service revenues; and (iii) rental revenues. We sell or rent our products and provide services primarily in onshore U.S. and Canadian (“NAM”) markets and in international and offshore (“International and Offshore”) markets. We attribute rental and service revenue to the country in which the rental or service was performed, while we attribute product sales revenue to the country to which the product was shipped. The Company has elected the practical expedient to expense commissions as the amortization period associated with the asset that would have been recognized for each order is one year or less. Rental revenue as presented in the table below is accounted for under the lease guidance according to Accounting Standards Codification Topic 842 Leases and recognized ratably over the term of the lease.

The following tables present our revenues disaggregated by category and by geography:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(in thousands)	NAM	INTL & Offshore	Total	NAM	INTL & Offshore	Total
Product revenues	$79,668	$46,975	$126,643	$76,050	$39,751	$115,801
Service revenues	13,411	2,363	15,774	13,891	1,109	15,000
Rental revenues	5,228	4,172	9,400	2,389	5,896	8,285
Total revenues	$98,307	$53,510	$151,817	$92,330	$46,756	$139,086

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(in thousands)	NAM	INTL & Offshore	Total	NAM	INTL & Offshore	Total
Product revenues	$211,405	$131,917	$343,322	$228,901	$124,263	$353,164
Service revenues	37,698	5,976	43,674	43,177	3,426	46,603
Rental revenues	9,182	13,938	23,120	8,689	13,893	22,582
Total revenues	$258,285	$151,831	$410,116	$280,767	$141,582	$422,349

Trade Receivables are stated at the historical carrying amount net of allowances for credit losses. We evaluate our global trade receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. Based on our review, we establish or adjust allowances for specific customers. Past due balances are written-off against allowance for credit losses when the accounts are deemed to be no longer collectible.

The changes in allowance for credit losses during the nine months ended September 30, 2024 and 2023 were as follows:

	September 30,
(in thousands)	2024	2023
Balance at January 1	$5,015	$3,136
Allowance pertaining to the receivables acquired as part of the Merger	72,685	-
Provision for credit losses	1,323	3,797
Write-offs charged against allowance	(2,434)	(1,576)
Balance at September 30	$76,589	$5,357

Contract Balances

Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in contract liabilities as a liability on the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings, in which case the amounts are reported in contract assets.

Contract assets are recognized for revenue related to products accounted for using the over time method of accounting and are earned on completion of the performance obligation, for which consideration to be received is conditional on something other than the passage of time. The amounts recognized as contract assets are reclassified to trade receivable upon billing, as at that point, consideration is conditional only upon the passage of time. Contract liabilities represent the Company’s obligations to transfer goods or services to customers for which the Company has received consideration, in full or part, from the customer.

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract assets at December 31, 2023	$-
Additions	8,896
Transfers to Trade receivables, net	(749)
Contract assets at September 30, 2024	$8,147

Contract liabilities (amounts shown in thousands)

Contract liabilities at December 31, 2023	$-
Additions	14,979
Revenue recognized	(889)
Contract liabilities at September 30, 2024	$14,090

Obligations for returns and refunds were considered immaterial as of September 30, 2024.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $2.4 million as of September 30, 2024. The Company expects to recognize revenue on all of the remaining performance obligations over the next twelve months.

The Company applies the practical expedient available under Accounting Standards Codification 606, which permits us not to disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 5. INVENTORY

A summary of inventory as of September 30, 2024 and December 31, 2023 is as follows:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials	$42,303	$4,329
Work in progress	23,174	4,368
Finished goods	232,042	132,491
Inventory, net	$297,519	$141,188

NOTE 6. PROPERTY AND EQUIPMENT

A summary of property and equipment as of September 30, 2024 and December 31, 2023 is as follows:

(in thousands)	September 30, 2024	December 31, 2023
Land	$27,672	$1,832
Buildings, building improvements and leasehold improvements	75,963	19,481
Manufacturing machinery and equipment	63,032	35,669
Rental tools	34,581	24,444
Office equipment and computer software	4,334	1,653
Vehicles	20,899	13,451
Right of use leases – finance	20,289	16,588
Total Property and equipment	246,770	113,118
Less: Accumulated depreciation and amortization	(64,540)	(60,694)
Net Property and equipment	$182,230	$52,424

NOTE 7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets. A summary of intangible assets as of September 30, 2024 and December 31, 2023 is as follows.

	September 30, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$78,166	$(44,306)	$33,860
Non-compete agreements	500	(375)	125
Trade names	10,980	(9,178)	1,802
Technology, Patents, and Other	26,133	(26,133)	—
Total	$115,779	$(79,992)	$35,787

	December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$78,166	$(38,511)	$39,655
Non-compete agreements	500	(321)	179
Trade names	10,980	(9,006)	1,974
Technology, Patents, and Other	26,133	(26,133)	—
Total	$115,779	$(73,971)	$41,808

Amortization expense on intangible assets was $2.0 million and $2.0 million for the three months ended September 30, 2024 and 2023 respectively, and $6.0 million and $6.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Impairment. We analyzed definite lived intangible assets for impairment as of September 30, 2024 and December 31, 2023, in accordance with Accounting Standards Codification 360 Property, Plant, and Equipment, noting no impairment indicators were present. We analyzed goodwill for impairment as of September 30, 2024 and December 31, 2023, in accordance with Accounting

Standards Codification 350 Intangibles—Goodwill and Other, noting no impairment indicators were present. For our annual goodwill impairment test as of December 31, 2023, we performed a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit was less than its carrying value as of the test date. We evaluated events and circumstances since the date of our last quantitative or qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance, and it was determined that the reporting unit fair value was, more likely than not, greater than the carrying amount. Therefore, no impairment charges were recorded related to goodwill for the periods ended September 30, 2024 and December 31, 2023.

The following table presents a roll-forward of goodwill for the periods ended September 30, 2024 and December 31, 2023:

(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2022	$94,436	$(70,504)	$23,932
Additions	—	—	—
Balance at December 31, 2023	$94,436	$(70,504)	$23,932
Additions	—	—	—
Balance at September 30, 2024	$94,436	$(70,504)	$23,932

NOTE 8. PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Prepaid expenses	$10,084	$3,065
Current deposits	13,474	9,521
Tax receivables	17,376	3,781
Other current assets	4,226	4,951
Total	$45,160	$21,318

NOTE 9. DEBT

Current and long-term debt obligations consisted of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Current portion of long-term debt and finance lease obligations:
Term loan	$5,000	$5,000
Finance lease obligations	5,695	4,824
Total current portion of long-term debt and finance lease obligations	10,695	9,824
Long-term debt and finance lease obligations:
Term loan	7,679	12,711
Revolving credit facility	—	23,200
Finance lease obligations	5,188	5,319
Total long-term debt and finance lease obligations	12,867	41,230
Less: Debt issuance costs, net	(516)	(664)
Total long-term portion of debt and finance lease obligations, net	12,351	40,566
Total debt and finance lease obligations, net	$23,046	$50,390

Term Loan and Revolving Credit Facility

The Company’s Second Amended and Restated Revolving Credit, Term Loan, Guaranty and Security Agreement (as amended, the “Second A&R Credit Agreement”) dated June 10, 2022, governs separate debt facilities referred to as the Term Loan and the Revolving Credit Facility. The Second A&R Credit Agreement also includes additional borrowing capacities, including swing loans and letters of credit, which the Company has not utilized. The Second A&R Credit Agreement defines the Company as a borrower and PNC Bank, National Association (“PNC”) as the agent. The Term Loan and the Revolving Credit Facility are secured by substantially all of the assets of the Company and certain of its subsidiaries, subject to certain customary exclusions. As of September 30, 2024, the Company has no outstanding balance on the Revolving Credit Facility; however, borrowing capacity available on the Revolving Credit Facility was $90.8 million.

Debt Modifications. The original Amended and Restated Revolving Credit Facility, Term Loan and Guaranty and Security Agreement (as amended prior to the Second A&R Credit Agreement, the “A&R Credit Agreement”) was dated June 10, 2019. In November 2020, the Company entered into the Fourth Amendment to the A&R Credit Agreement (the “Fourth Amendment”), which became effective in March 2021. The Fourth Amendment included modifications to require quarterly principal payments on the Term Loan, followed by a final payment of all unpaid principal and accrued and unpaid interest on the then-maturity date of June 10, 2022.

The Second A&R Credit Agreement includes modifications to the definition of EBITDA and the applicable interest rate and an extension of the maturity date to June 10, 2026. The Second A&R Credit Agreement was composed of a $90.0 million Revolving Credit Facility, $20.0 million uncommitted accordion feature on the Revolving Credit Facility and $24.4 million Term Loan. The Second A&R Credit Agreement requires the Company to make quarterly principal payments on the Term Loan of $1.25 million on the first day of each quarter, followed by a final payment of all unpaid principal and accrued and unpaid interest on the maturity date.

In April 2023, the Second A&R Credit Agreement was amended to permit the DWS acquisition in May of 2023. Refer to Note 3. Mergers and Acquisitions for discussion of the DWS acquisition. The April 2023 amendment also increased borrowing availability of the Revolving Credit Facility to $110.0 million, increased borrowing availability of the Term Loan to $25.0 million and included a requirement to maintain $15.0 million of Revolving Credit Facility availability at closing of the DWS transaction.

In December 2023, the Second A&R Credit Agreement was amended to permit the repayment in full of the Subordinated Notes prior to the maturity date.

In June 2024, the Second A&R Credit Agreement was amended to permit the change in control event and payment of the cash dividend contemplated by the Merger Agreement. Refer to Note 3. Mergers and Acquisitions for discussion of the Merger.

We performed a debt modification analysis in accordance with ASC 470 and concluded that the modifications align with modification accounting. There is no gain or loss resulting from the Second A&R Credit Agreement. We were in compliance with our debt covenants at September 30, 2024 and December 31, 2023.

Interest Expense. Interest expense for the Second A&R Credit Agreement is calculated based on fixed and floating rate components, displayed below:

Agreement Version:	Second A&R Credit Agreement
Credit Facility	Term SOFR* + 1.75%
Term Loan	Term SOFR* + 2.00%

(Note: * Forward-looking rate based on the Secured Overnight Financing Rate.)

NOTE 10. ACCRUED EXPENSES

A summary of other accrued liabilities as of September 30, 2024 and December 31, 2023 is as follows:

(in thousands)	September 30, 2024	December 31, 2023
Payroll and other compensation expenses	$33,587	$17,748
Property, sales and other non-income related taxes	9,534	5,772
Accrued commission	833	759
Income taxes	—	1,982
Accrued interest	403	380
Other accrued liabilities	11,527	2,095
Total	$55,884	$28,736

NOTE 11. INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2024 was -3.2% and 5.9%, respectively, compared to 33.9% and 21.7% for the same periods in 2023. The change in the effective tax rate between the periods was primarily due to discrete items recorded in the third quarter of 2024 with changes in projected earnings mix by geography and tax jurisdiction, foreign withholding tax, and changes in non-deductible expenses.

NOTE 12. EARNINGS PER SHARE

Basic earnings per share of Company Common Stock is calculated by dividing the net income attributable to the Company during the period by the weighted average number of shares of Company Common Stock outstanding during the same period. Diluted earnings per share, if dilutive, includes the incremental effect of issuable shares from stock awards, as determined using the treasury stock method.

As a result of the Merger, as discussed in Note 1, Summary of Business, all historical per share data, number of shares and numbers of issuable shares from stock awards were retroactively adjusted. The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (in thousands)	$82,586	$15,366	$108,537	$55,478
Denominator:
Basic weighted average number of shares outstanding	40,728,902	30,928,647	34,139,548	30,928,647
Dilutive effect of equity awards	802,076	1,152,313	1,150,144	1,124,706
Diluted weighted average number of shares	41,530,978	32,080,960	35,289,692	32,053,353
Income per share:
Basic	$2.03	$0.50	$3.18	$1.79
Diluted	$1.99	$0.48	$3.08	$1.73
Potentially dilutive shares excluded as anti-dilutive	65,850	1,431,757	85,649	1,446,271

NOTE 13. STOCK BASED COMPENSATION

The Company accounts for equity-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). Equity instruments are measured at fair value on the grant date consistent with the terms of the award. We use an option pricing model to determine the fair value of stock options on the grant date. The Company has elected to account for forfeitures as they occur. The compensation expense is recorded in "Selling, general and administrative expenses" in the Condensed Consolidated Statements of Operations and Comprehensive Income. Stock-based compensation expense recorded was $10.9 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively and $11.8 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.

As described below, certain amounts of the Restricted Stock Awards ("RSAs"), Performance Unit Awards ("Performance Units"), Dril-Quip Restricted Stock Units ("Dril-Quip RSUs") and Director Stock Compensation Awards ("DSAs") awarded under the 2017 Omnibus Incentive Plan of Dril-Quip (the “Omnibus Incentive Plan”) vested upon the Merger and certain amounts of the RSAs, Performance Units, and Dril-Quip RSUs awarded under the Omnibus Incentive Plan remained outstanding and were assumed by the Company. All such share-based payments awards that were converted to the Company’s awards or settled in the Company’s shares are considered modified upon occurrence of the Merger.

Modification accounting is not required for Legacy Innovex share-based payment awards as the fair value of the modified awards does not exceed the fair value of the original award immediately before the original award was modified, the vesting conditions of the modified awards are the same as the original award immediately before the original award is modified and the classification of the modified award is the same as the original award immediately before the original award is modified. As a result, there is no incremental compensation cost resulting from the modifications related to Legacy Innovex share-based payment awards.

Restricted Stock Awards, Performance Unit Awards and Dril-Quip Restricted Stock Units

On October 28, 2023 and 2022 and 2021, pursuant to the Omnibus Incentive Plan, Dril-Quip awarded officers, directors, and key employees RSAs, which is an award of common stock subject to time vesting. These RSAs are restricted as to transference, sale, and other disposition, and vest ratably over a three-year period.

On October 28, 2023, 2022 and 2021, pursuant to the Omnibus Incentive Plan, Dril-Quip awarded Performance Units awards to officers and key employees. Under the terms of the Performance Units, participants may earn from 0% to 200% of their target award based upon the Company’s relative total share return (TSR) in comparison to the 15 component companies of the Philadelphia Oil Service Index and, starting with the 2020 grants, the S&P 500 Index. Starting with the 2022 grants, the Philadelphia Oil Service Index was replaced by the VanEck Oil Services ETF Index.

On September 6, 2024, pursuant to the Omnibus Incentive Plan, Dril-Quip awarded certain employees with key roles related to a prior acquisition Dril-Quip RSUs, which is an award of common stock subject to time vesting. These Dril-Quip RSUs are restricted as to transference, sale, and other disposition, and vest ratably over a two-year period.

As per the grant agreement, all 135,588 RSAs and Performance Units granted in 2021 become fully vested upon a Change of Control event, and the Merger qualified as a Change of Control event. As such, these shares became fully vested as of the date of the Merger.

The remaining RSAs, Performance Units and Dril-Quip RSUs granted in 2022, 2023 and 2024 remained outstanding and to the extent earned, will be settled in shares of Company Common Stock, subject to appropriate adjustments to the number of shares related to each award. As of September 6, 2024, 493,048 shares of Company Common Stock subject to RSAs were outstanding under the Omnibus Incentive Plan; $4.9 million of their fair value is attributable to post-Merger services and will be recognized as equity-based compensation expense in the post-combination period to the extent earned. As of September 6, 2024, 303,827 shares of Company Common Stock subject to Performance Units were outstanding under the Omnibus Incentive Plan; $2.4 million of their fair value is attributable to post-Merger services and will be recognized as equity-based compensation expense in the post-combination period to the extent earned. As of September 6, 2024, 103,014 shares of Company Common Stock subject to Dril-Quip RSUs were assumed under the Omnibus Incentive Plan; $1.6 million of their fair value is attributable to post-Merger services and will be recognized as equity-based compensation expense in the post-combination period to the extent earned.

Director Stock Compensation Awards

Under the DSA program, the directors of Dril-Quip were allowed to elect to receive all or a portion of their fees in the form of director restricted stock awards (DSAs) in an amount equal to 125% of the fees in lieu of cash. The awards are made quarterly on the first business day after the end of each calendar quarter and vest on January 1 of the second year after the grant date.

As per the grant agreement, all 75,537 DSAs become fully vested upon a Change of Control event, and the Merger qualified as a Change of Control event. As such, these shares became fully vested as of the date of the Merger.

Stock Options

Legacy Innovex previously granted stock options which generally vest in equal increments over four years and have a ten-year term. Pursuant to the Merger Agreement, each stock option became fully vested and settled immediately prior to the effective time of the Merger. Due to the accelerated vesting, the Company recognized all remaining unamortized compensation expense of $0.6 million upon close of the Merger.

Restricted Stock Units (RSUs)

Legacy Innovex previously granted RSUs subject to vesting and forfeiture conditions during applicable restriction periods. During the three and nine months ended September 30, 2024, after adjustment for the Exchange Ratio, we granted 617,275 of equity-classified RSUs, respectively. During the three and nine months ended September 30, 2023, after adjustment for the Exchange Ratio, we granted 0 and 309,133 equity-classified RSUs, respectively. The RSUs granted in 2024 will vest on two different vesting schedules. Immediately upon close of the Merger, 224,521 RSUs vested; as a result, the Company recorded $3.9 million of compensation expense related to these RSUs on the Closing Date. The remaining 388,407 RSUs granted in 2024, net of forfeitures, will vest over 2 years beginning from the date of the merger. RSUs granted in 2023 vest ratably over a three or four year period. The

Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for awards expected to ultimately vest.

NOTE 14. RELATED PARTY TRANSACTIONS

Related parties include key management personnel and their close family members having authority and responsibility for planning, directing, and monitoring the activities of the Company directly or indirectly. In the normal course of business, the Company from time to time receives services and products from, or sells products, services and rentals to, related parties, in transactions that are either not material or approved in accordance with our Related Party Transaction Approval Policy.

The total of purchases from vendors that are related parties were $0.5 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $1.8 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Total revenue earned from customers that are related parties were $0.8 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $8.9 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. In October 2023, we added a new member to Legacy Innovex's Board of Directors who was an executive of Pioneer Natural Resources, Inc. ("Pioneer"), an established customer of Legacy Innovex. Effective June 2024, this director no longer works for Pioneer and therefore is no longer considered a related party. Of the $8.9 million of revenue earned from related parties for the nine months ended September 30, 2024, $5.7 million related to Pioneer. The outstanding net accounts receivable due from customers that are related parties at September 30, 2024 and December 31, 2023 was $0.2 million and $1.8 million, respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to various legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to any currently pending legal proceeding is remote. As such, the Company did not record a reserve for litigation as of September 30, 2024 or December 31, 2023.

Steamfitters Complaint

On March 21, 2024, Plaintiff Steamfitters Local 449 Pension Fund (“Plaintiff”) filed a putative class action complaint (the “Steamfitters Complaint”) captioned Steamfitters Local 449 Pension Fund v. Dril-Quip, Inc., et al., C.A. No. 2024-0284-LWW (Del. Ch.) (the “Action”). The Action challenged the following provisions of a Stockholders Agreement that Amberjack Capital Partners, L.P. (“Amberjack”), Legacy Innovex’s largest equity holder, had agreed to enter into with the Company in connection with the Merger (the “Stockholders Agreement”): (i) a provision requiring Amberjack to vote in favor of the Board of Director’s nominees at the Company’s 2025 annual meeting of stockholders (the “Voting Requirement”) and (ii) a provision prohibiting certain transfers from Amberjack directly to an “Activist Investor” (as defined in the Stockholders Agreement) not through public market sales so long as Amberjack owned at least 10% of the Company’s outstanding common stock (the “Activist Transfer Restriction”). On May 8, 2024, the Company filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K disclosing that the Company and Amberjack had agreed to amend the Stockholders Agreement to eliminate the Voting Requirement and the Activist Transfer Restriction. On May 21, 2024, the Court entered a stipulated Order dismissing the Action as moot and retaining jurisdiction to determine Plaintiff’s counsel’s application for an award of attorneys’ fees and expenses (the “Dismissal Order”). The Dismissal Order was entered by the Court without a finding of wrongdoing by the Company, its directors, or anyone else.

Following entry of the Dismissal Order, the parties engaged in arm’s-length negotiations, pursuant to which the Company and/or its insurer(s) have agreed to pay Plaintiff’s counsel, on behalf of all defendants in the Action, $540,000 in attorneys’ fees (inclusive of expenses) (the “Mootness Fee”) in full settlement for any claim by Plaintiff or Plaintiff’s counsel for an award of fees, costs, and expenses in connection with this Action. The Court has not and will not pass judgment on the Mootness Fee.

Contingent Purchase Consideration

The acquisition of 1185641 B.C. LTD (d/b/a Great North Wellhead and Frac, “Great North”) by Dril-Quip in the third quarter of 2023 included a contingent consideration arrangement that requires additional consideration to be paid by the Company to the sellers of Great North based on the future revenues of Great North for fiscal years 2024 and 2025. The revenue targets were not met for fiscal year 2024, and no payout was made. At September 30, 2024, the remaining undiscounted amounts Innovex could pay under the contingent consideration agreement ranges between zero and $11.1 million. Based on management’s estimate of revenue for fiscal year 2025, the probability of successfully achieving the minimum earn-out target is less than probable. As such, the Company did not record a liability for the contingent purchase consideration as of September 30, 2024.

NOTE 16. ASSETS HELD FOR SALE

In accordance with the applicable accounting guidance, FASB ASC 360-10-45-9, the Company identified $1.0 million of buildings and $0.5 million of land as held for sale. The assets’ net carrying amount are classified as "Assets held for sale" on the condensed consolidated balance sheets at September 30, 2024.

NOTE 17. SUBSEQUENT EVENTS

The Steamfitters Complaint reached a settlement in October of 2024. See Note 15 for details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations, financial condition and liquidity position of Innovex for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report and (ii) the audited consolidated financial statements and related notes for the year ended December 31, 2023 included in our Form 8-K/A filed with the SEC on September 16, 2024. The following discussion and analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections about Innovex’s business and operations, and involves risks and uncertainties. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements because of various factors, including those described in the sections titled “Cautionary Statement Regarding Forward- Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report, all of which are difficult to predict. Innovex does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. References in this section to “Innovex,” the “Company,” the “Combined Company,” “we,”“us” and “our” are to Innovex International, Inc.(formerly known as Dril-Quip, Inc.) and its consolidated subsidiaries after giving effect to the Merger and related transactions, unless the context otherwise requires or as otherwise indicated. Except as otherwise indicated, references herein to "Dril-Quip" are to Dril-Quip, Inc. prior to the completion of the Merger.

Overview

Innovex designs, manufactures, sells and rents mission critical engineered products to the global oil and natural gas industry. Our vision has been to create a global leader in well-centric products and technologies through organic, customer-linked innovations and disciplined acquisitions to drive leading returns for our investors. Our products are used across the life cycle of the well (during the construction, completion, production and intervention phases) and are typically utilized downhole and consumable in nature. Our products perform a critical well function, and we believe they are chosen due to their reliability and capacity to save our customers time and lower costs during the well lifecycle. We believe that our products have a significant impact on a well’s performance and economic profile relative to the price we charge, creating a “Big Impact, Small Ticket” value proposition. Many of our products can be used in a significant portion of our customers’ wells globally, with our most advanced products providing mission critical solutions for some of the most challenging and complex wells in the world. We have a track record of developing proprietary products to address our customers’ evolving needs, and we maintain an active pipeline of potential new products across various stages of development.

We are a global company, and for the nine months ended September 30, 2024, the US and Canadian onshore ("NAM") market made up approximately 63% of our revenue while the international and offshore ("International and Offshore") markets constituted 37%. Within the NAM market, we have a strong presence in the United States and a growing presence in Canada. The NAM market is core to us, and we maintain a robust sales and distribution infrastructure across the region. Our products have broad applicability in this market, particularly for horizontal or unconventional wells that have become prevalent methods of oil and natural gas development across the region. We are focused on significantly increasing our revenue from the International and Offshore markets, as these regions are typically subject to long-cycle investment horizons and exhibit relatively less cyclicality than the NAM market. The Middle East, and in particular Saudi Arabia, has been a key source of growth for Innovex and has become our largest International and Offshore market. We also operate across Latin America, Europe and the U.S. Gulf of Mexico, among other regions. To enhance our global reach, we have complemented our locations across these markets with a network of strategic distribution, sales and manufacturing partners.

We are an innovator and have a development process and culture focused on creating proprietary products for our customers. We seek to work with our customers to solve their operational challenges. We believe that these collaborations have been a source of growth as they have allowed us to develop new products with anchor customers that have served as an initial revenue base from which to scale. We have a unique culture that we view as having been critical to our success in the commercialization of new products. We define our culture as “No Barriers.” Our goal is to remove internal barriers that slow the pace of innovation and empower our employees to be responsive to our customers’ needs, while maintaining a focus on returns for the Company. As a result of our culture and our commitment to customer responsiveness, we believe that we are more agile and able to innovate faster than our larger competitors.

Our organic growth has been complemented by a disciplined and contrarian acquisition strategy. We view acquisitions as a core competency and have identified a rich opportunity set of acquisition targets that we believe are seeking to transact. We aim to execute a disciplined acquisition strategy for high-quality opportunities that meet our stringent investment criteria.

We have a broad customer base, ranging from the largest International Oil Companies, National Oil Companies, and exploration and production ("E&P") companies as well as multinational and regional oilfield service companies. Once a new product has been commercialized or acquired, our global sales and distribution infrastructure enables us to scale and drive customer adoption quickly.

Our business has produced strong returns on invested capital. Please see "—Non-GAAP Financial Measures” within this section for Return on Capital Employed, which is how we assess the effectiveness of our capital allocation over time. For the nine months ended September 30, 2024, our net income, income from operations and Adjusted EBITDA were equivalent to approximately 26%, 5% and 22% of revenue, respectively. Over the same period, capital expenditures accounted for only 1% of revenue, and we earned approximately $22.2 million in income from operations. For the nine months ended September 30, 2023, our net income, income from operations, and Adjusted EBITDA were equivalent to approximately 13%, 18% and 24% of revenue, respectively. Over the same period, capital expenditures accounted for only 3% of revenue, and we earned approximately $74.0 million in income from operations. We believe that our global sales and distribution network, as well as our manufacturing capacity and vendor network, position us well to drive revenue growth and margin expansion. Please see “—Non-GAAP Financial Measures” within this section for the definitions of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed, as well as a reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed to our most directly comparable financial measures calculated and presented in accordance with GAAP.

We believe that we can create value for our stockholders across the industry cycle and view our “through-cycle playbook” as providing a plan for us to outperform in all market environments. We prioritize protecting the long-term health of the Company through investments in R&D and sustaining engineering in our existing portfolio in all market environments. We seek to maintain a conservative balance sheet to preserve operational and financial flexibility through the industry cycle.

Recent Developments

On March 18, 2024, the Company (formerly known as Dril-Quip, Inc.) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Innovex Downhole Solutions, Inc., a Delaware corporation (“Legacy Innovex”), Ironman Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Dril-Quip, and DQ Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company. Following the consummation of the transactions contemplated by the Merger Agreement (the “Merger”), Legacy Innovex became a wholly owned subsidiary of the Company, the name of the Company was changed to Innovex International, Inc., and its common stock remained listed on the New York Stock Exchange. The merger closed on September 6, 2024 and was accounted for using the acquisition method of accounting with Legacy Innovex being identified as the accounting acquirer. The consolidated financial statements of the Company reflect the financial position, results of operations and cash flows of only Legacy Innovex for all periods prior to the Merger and of the Combined Company (including activities of Dril-Quip) for all periods subsequent to the Merger.

Pursuant to the Merger Agreement, as of the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of Legacy Innovex was converted into the right to receive 2.0125 shares of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”). The number of shares of Company Common Stock received by the Legacy Innovex stockholders was equal to 32,183,966. On September 9, 2024, the first trading day following the closing of the Merger, the Company Common Stock began trading on the New York Stock Exchange under the new ticker symbol “INVX.”

Market Factors and Trends

Our business is driven by the number of oil and natural gas wells drilled worldwide, which, in turn, is tied to the level of global spending of the oil and natural gas E&P industry. Rystad Energy expects, based on their current forecast of $85 per barrel for Brent crude oil in 2025, global E&P capital spending, excluding Russia and China, to increase 12% from approximately $239 billion in 2023 to approximately $268 billion in 2026. Rystad Energy also estimates that the annual number of global wells drilled, excluding Russia and China, will increase 1% from approximately 34,000 in 2023 to approximately 34,300 in 2026, which we expect will lead to modest additional revenue opportunities for our business. As a result, the average E&P capex spending per well is expected to increase, a trend that would increase the TAM of our business, all else held equal. The pace of development activity is driven by expected well profitability and returns, which, in turn, are influenced by several factors, including current global oil and natural gas supply and demand balances, current and expected future prices for oil and natural gas and the perceived stability and sustainability of these commodity prices over time.

The oil and natural gas industry has historically been characterized by volatility in commodity prices and in the level of drilling and production activity, which are driven by a variety of market forces. After a decline due to the COVID-19 pandemic, the global demand for oil and natural gas recovered to near pre-COVID levels by the fourth quarter of 2021. As a result, demand for our products and services improved, resulting in increased revenue for us. It is estimated that total hydrocarbon demand will increase modestly over the medium-term.

We believe that the outlook for oil and natural gas development activity and prices remains positive. Multiple years of under investment in oil and natural gas development has left the industry with a limited amount of spare production capacity. Additionally, public E&P operators have adopted a more conservative approach to capital spending in response to stockholders’ desire for increased return of capital. We believe that these factors have laid a foundation to support oil and natural gas prices and will lead to a sustained spending cycle and increased activity levels by our customers in the near and medium-term.

Description of Certain Components of Financial Data

Revenues

We generate our revenue from three primary sources: sales of products and other associated revenues with product sales, such as freight; rentals of tools that are used to deploy our products or to provide a critical well function; and services that are typically connected to the well-site deployment of our engineered products. We have global operations, with sales generated within both our NAM market operations and our International and Offshore markets.

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over-time basis. For the three months ended September 30, 2024, there were 6 projects representing approximately 0.2% of the Company’s total revenues and approximately 0.2% of its product revenues that were accounted for using over-time accounting, compared to zero projects for the three months ended September 30, 2023. For the nine months ended September 30, 2024, there were 6 projects representing approximately 0.1% of the Company’s total revenues and approximately 0.1% of its product revenues that were accounted for using over-time accounting, compared to zero projects for the nine months ended September 30, 2023. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of revenues to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments, proportionate to the percentage complete, are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

Cost of revenues

Our cost of revenues consists of expenses relating to the manufacture and procurement of our products in addition to the costs of our support services. Cost of revenues related to manufacturing and procurement of our products includes the cost of components sourced from third-party suppliers and direct and indirect costs to manufacture and supply products, including labor, materials, machine time, lease expense related to our manufacturing facilities, freight and other variable manufacturing costs, such as shrinkage, obsolescence variances and revaluation or scrap related to our existing inventory. Our support services costs include personnel expenses for our field service organization, lease expense related to our operations facilities, threading charges, vehicle expenses and freight.

Selling, general and administrative expense

Selling, general and administrative expense consists of costs such as sales and marketing, engineering and R&D expenses, general corporate overhead, compensation expense, IT expenses, safety and environmental expenses, insurance costs, legal expenses and other related administrative functions.

Gain/loss on sale of assets

Gain/loss on sale of assets represents profit recognized on the sale of property and equipment, net.

Depreciation and amortization

Depreciation and amortization expense consists of depreciation related to our tangible assets, including investments in property and equipment, and amortization of intangible assets, including identified intangible assets related to acquisition purchase price accounting.

Impairment of long-lived assets

Impairment of long-lived assets consists of the write down of the carrying value of our long-lived assets to fair value when, as part of our periodic impairment evaluation performed in accordance with Accounting Standards Codification 360 Property, Plant, and Equipment, we determine that the carrying value of the asset or asset group is not recoverable and exceeds its fair value.

Acquisition Costs

Acquisition costs consist of legal, accounting, advisory fees, and other integration costs incurred in connection with the acquisition and integration of a business.

Interest expense

Interest expense, net primarily consists of interest expense associated with the Term Loan and the Credit Facility (each as defined herein).

Other income/expense, net

Other income/expense, net consists of foreign exchange transaction gains or losses resulting from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated and other non-operating items.

Equity method earnings

Equity method earnings consist of our proportional share of the earnings of our equity method investee, Downhole Well Solutions, LLC ("DWS"), acquired on May 1, 2023 along with the associated amortization of our proportional share of the step up in fair value of the intangible assets acquired.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions in which we operate. Differences between our effective tax rate and the U.S. federal statutory tax rate are primarily due to state taxes, foreign jurisdiction rate differences, permanent differences between book and tax income and changes in the valuation allowance.

Factors Affecting the Comparability of Our Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, due to recent and future acquisitions. One way in which we have grown, and will continue to grow, our operations and financial results is through strategic acquisitions. In August 2022, Legacy Innovex acquired Pride Energy Services, LLC ("Pride"), a company that complemented our well production and intervention product group. In May 2023, Legacy Innovex acquired 20% of DWS, a company that manufactures and rents engineered downhole tools designed to improve the performance of directional and horizontal drilling operations. Finally, in March 2024, Legacy Innovex entered into the Merger Agreement with Dril-Quip and the Merger was consummated on September 6, 2024. As a general matter, following an acquisition, our results of operations are affected by the results of the newly acquired business or operations, the purchase accounting for the acquisition, any debt incurred in connection with the acquisition and expenditures made to integrate the newly acquired business or operations. As a result of our acquisitions and the consolidation of our operating subsidiaries’ into the Company's financial results, the periods presented in our historical financial statements may not be comparable to one another and our future results of operations and financial results may differ.

Results of Operations

The following table presents summary consolidated operating results for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues	$151,817	$139,086	$12,731	9%	$410,116	$422,349	$(12,233)	(3)%
Cost of revenues	99,138	89,187	9,951	11%	262,355	275,363	(13,008)	(5)%
Selling, general and administrative expenses	37,984	19,226	18,758	98%	77,903	54,108	23,795	44%
(Gain)/loss on sale of assets	(169)	(102)	(67)	66%	(487)	71	(558)	(786)%
Depreciation and amortization	7,786	5,768	2,018	35%	19,168	16,576	2,592	16%
Impairment of long-lived assets	-	266	(266)	(100)%	3,522	266	3,256	1224%
Acquisition costs	20,296	760	19,536	2571%	25,492	1,985	23,507	1184%
Total costs and expenses	$165,035	$115,105	$49,930	43%	$387,953	$348,369	$39,584	11%
Income from operations	(13,218)	23,981	(37,199)	(155)%	22,163	73,980	(51,817)	(70)%
Interest expense, net	729	1,516	(787)	(52)%	2,055	4,714	(2,659)	(56)%
Other expense/(income), net	(269)	62	(331)	(534)%	(402)	(98)	(304)	310%
Equity method earnings	1,018	844	174	21%	2,230	1,515	715	47%
Gain on bargain purchase	92,659	-	92,659	n/m	92,659	-	92,659	n/m
Income before income taxes	79,999	23,247	56,752	244%	115,399	70,879	44,520	63%
Income tax expense, net	(2,587)	7,881	(10,468)	(133)%	6,862	15,401	(8,539)	(55)%
Net income	$82,586	$15,366	$67,220	437%	$108,537	$55,478	$53,059	96%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenues. Our NAM market revenue for the three months ended September 30, 2024 was $98.3 million, an increase of $6.0 million from $92.3 million for the three months ended September 30, 2023, primarily driven by an increase in market share and incremental business operations due to the Merger. This was offset by a reduction in drilling activity in North America due to a decline in the North America land rig count during the comparative period. Our International and Offshore market revenue for the three months ended September 30, 2024, was $53.5 million, an increase of $6.7 million from $46.8 million for the three months ended September 30, 2023, primarily driven by increased business operations due to the Merger.

Cost of Revenues, Exclusive of Depreciation and Amortization. Total cost of revenues for the three months ended September 30, 2024 was $99.1 million, an increase of $9.9 million from $89.2 million for three months ended September 30, 2023. The increase was primarily attributable to a $6.3 million increase in personnel expense due to increased activity levels due to the Merger. The remaining difference is attributable to increased product costs, as a result of increased sales.

Selling, General and Administrative Expenses. Selling, general and administrative expense for the three months ended September 30, 2024 was $38.0 million, an increase of $18.8 million from $19.2 million for the three months ended September 30, 2023. The increase is primarily attributable to a $10.4 million increase in stock-based compensation expenses mostly related to vested stock awards as a result of the closing of the Merger, $3.6 million increase in salaries and wages caused by an increased headcount after the Merger, and $1.9 million increase in other personnel expenses driven by increased payroll tax expenses due to the Merger. The remaining change is increased business insurance expenses along with increases in other miscellaneous selling, general and administrative expenses.

(Gain)/loss on sale of assets. (Gain)/loss on sale of assets for the three months ended September 30, 2024 and 2023 was $(0.2) million and $(0.1) million, respectively. The change during the two periods was due to normal variations in property and equipment sales activity.

Depreciation and Amortization. Total depreciation and amortization expense for the three months ended September 30, 2024 was $7.8 million, an increase of $2.0 million from $5.8 million for the three months ended September 30, 2023. The increase in depreciation and amortization was primarily due to additional depreciation for assets acquired related to the Merger.

Long-lived asset impairments. There was no long-lived asset impairment expense for the three months ended September 30, 2024, compared to $0.3 million for the three months ended September 30, 2023. The impairment expense in 2023 was related to a building lease in Texas. Management performed an impairment analysis in the current quarter, noting no indicators of impairment of existing long-lived assets.

Acquisition Costs. Acquisition Costs for the three months ended September 30, 2024 was $20.3 million, an increase of $19.5 million from $0.8 million for the three months ended September 30, 2023. The increase in acquisition costs was due to the costs incurred in connection with the Merger.

Interest Expense, Net. Total interest expense, net for the three months ended September 30, 2024 was $0.7 million, a decrease of $0.8 million from $1.5 million for the three months ended September 30, 2023. The decrease was primarily due to higher average debt balances outstanding during 2023 due to the acquisition of Pride in August of 2022, the acquisition of a 20% interest in DWS in May of 2023, and the overall continued paydown of our debt through the generation of operational cash flows throughout 2023 and for the nine months ended September 30, 2024.

Other (Income) Expense, Net. Total other (income) expense, net for the three months ended September 30, 2024 was $(0.3) million, a decrease of $0.4 million from $0.1 million for the three months ended September 30, 2023, with the change primarily being due to the net change in our foreign currency exchange gains (losses).

Equity Method Earnings. Equity method earnings consist of the net earnings of our equity method investee, DWS, acquired on May 1, 2023, along with the amortization of our proportional ownership interest in the step up of the fair value of the intangible assets acquired. Total Equity method earnings, excluding the amortization of the step up in fair value, for the three months ended September 30, 2024 and 2023 were $1.4 million and $1.4 million, respectively. The amortization of the step up in the fair value of the intangible assets acquired for the three months ended September 30, 2024 and 2023 were $0.4 million and $0.6 million, respectively.

Gain on Bargain Purchase. Gain on bargain purchase for the three months ended September 30, 2024 and 2023 was $92.7 million and zero, respectively. The gain on bargain purchase in the third quarter of 2024 was related to the Merger.

Income Tax Expense. Our operations are subject to U.S. federal income tax at an entity level, as well as various state income and franchise taxes. In addition, our operations located in international jurisdictions are subject to local country income taxes. Income tax expense for the three months ended September 30, 2024 was $(2.6) million, a decrease of $10.5 million from $7.9 million for the three months ended September 30, 2023. The decrease was primarily driven by changes in mix of income before income taxes by geography and tax jurisdiction, discrete items recorded in the quarter, and other non-deductible expenses. For the three months ended September 30, 2024, income before income taxes was $80.0 million, representing an increase of $56.8 million from $23.2 million for the three months ended September 30, 2023 primarily due to the effect of the Gain on Bargain Purchase discussed above, which is treated as a permanent discrete adjustment for purposes of calculating income tax expense.

Net Income. Net income for the three months ended September 30, 2024 was $82.6 million, an increase of $67.2 million from net income of $15.4 million for the three months ended September 30, 2023, as a result of the factors discussed above.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues. Our NAM market revenue for the nine months ended September 30, 2024 was $258.3 million, a decrease of $22.5 million from $280.8 million for the nine months ended September 30, 2023, primarily attributable to a reduction in drilling activity in North America due to a decline in the North America Land Rig Count during the comparative periods. This reduction was partially offset by an increase in market share and incremental business due to the Merger. Our International and Offshore market revenue for the nine months ended September 30, 2024 was $151.8 million, an increase of $10.2 million from $141.6 million for the nine months ended September 30, 2023, primarily attributable to incremental business as a result of the Merger.

Cost of Revenues, Exclusive of Depreciation and Amortization. Total cost of revenues for the nine months ended September 30, 2024 was $262.4 million, a decrease of $13.0 million from $275.4 million for the nine months ended September 30, 2023.The decrease was primarily attributable to $6.2 million decrease in product cost of goods sold, a $2.1 million decrease in freight expenses, and a $2.4 million decrease in cost of supplies and general manufacturing expenses, as a result of decreased procurement and manufacture of supplies and products due to the decrease in revenues. The remaining difference is attributable to increases in manufacturing absorption costs, change in inventory reserves, and other miscellaneous costs.

Selling, General and Administrative Expenses. Selling, general and administrative expense for the nine months ended September 30, 2024 was $77.9 million, an increase of $23.8 million from $54.1 million for the nine months ended September 30, 2023. The increase was primarily attributable to a $10.3 million increase in stock-based compensation expenses mostly related to vested stock awards as a result of the closing of the Merger, $4.6 million increase in salaries and wages caused by increased headcounts due to the Merger, $2.0 million increase in payroll tax expenses due to the Merger and a $1.9 million increase in other personnel expenses in preparation for Legacy Innovex's transition to becoming a public company, along with an increase of $1.2 million in attorneys and professional fees in connection with Legacy Innovex's Form S-1 filings in connection with its then-planned initial public offering ("IPO"). The increase is also partly due to an increase in business insurance expense of $1.5 million, along with other changes in Selling, general and administrative expenses resulting in an increase of $1.0 million, these increases in cost being due to inflationary pressures and cost increases due to the growth in our business.

(Gain)/loss on sale of assets. (Gain)/loss on sale of assets for the nine months ended September 30, 2024 and 2023 was $(0.5) million and $0.1 million, respectively. The change during the two periods was due normal variations in property and equipment sales activity.

Depreciation and Amortization. Total depreciation and amortization expense for the nine months ended September 30, 2024 was $19.2 million, an increase of $2.6 million from $16.6 million for the nine months ended September 30, 2023. The increase in depreciation and amortization was primarily due to additional depreciation for assets acquired related to the Merger, along with a $1.2 million increase in amortization for right of use finance leases due to an increase in our leases that are classified as finance leases during the comparative periods.

Long-lived asset impairments. Total long-lived asset impairment expense for the nine months ended September 30, 2024 was $3.5 million. Total long-lived asset impairment expense for the nine months ended September 30, 2023 was $0.3 million. The increase in long-lived asset impairment expense was due to a significant decrease in the market price of a right of use asset related to a building lease and a company owned building, which ultimately resulted in an impairment expense of $3.5 million for the combined assets.

Acquisition Costs. Acquisition Costs for the nine months ended September 30, 2024 and 2023 was $25.5 million, an increase of $23.5 million from $2.0 million for the nine months ended September 30, 2023. The increase in acquisition costs was primarily due to the costs incurred in connection with the Merger.

Interest Expense, Net. Total interest expense, net for the nine months ended September 30, 2024 was $2.1 million, a decrease of $2.6 million from $4.7 million for the nine months ended September 30, 2023. The decrease was primarily due to higher average debt balances outstanding during 2023 due to the acquisition of Pride in August of 2022, the acquisition of a 20% interest in DWS in May of 2023, and the overall continual paydown of our debt through the generation of operational cash flows throughout 2023 and for the nine months ended September 30, 2024.

Other (Income) Expense, Net. Total other (income) expense, net for the nine months ended September 30, 2024 was $(0.4) million, an increase of $0.3 million from $(0.1) million for the nine months ended September 30, 2023, with the change primarily being due to the net change in our foreign currency exchange gains (losses).

Equity Method Earnings. Equity method earnings consist of the net earnings of our equity method investee, DWS, acquired on May 1, 2023, along with the amortization of our proportional ownership interest in the step up of the fair value of the intangible assets acquired. Total equity method earnings, excluding the amortization of the step up in fair value, for the nine months ended September 30, 2024 and 2023 was $3.3 million and $2.1 million, respectively. The amortization of the step up in the fair value of the intangible assets acquired for the nine months ended September 30, 2024 and 2023 were $1.1 million and $0.6 million, respectively.

Gain on Bargain Purchase. Gain on bargain purchase for the nine months ended September 30, 2024 and 2023 was $92.7 million and zero, respectively. The gain on bargain purchase in the third quarter of 2024 was related to the Merger.

Income Tax Expense. Our operations are subject to U.S. federal income tax at an entity level, as well as various state income and franchise taxes. In addition, our operations located in international jurisdictions are subject to local country income taxes. Income tax expense for the nine months ended September 30, 2024 was $6.9 million, a decrease of $8.5 million from $15.4 million for the nine months ended September 30, 2023. The decrease was primarily driven by changes in mix of income before income taxes by geography and tax jurisdiction, discrete items recorded in the quarter, and other non-deductible expenses. For the nine months ended September 30, 2024, income before income taxes was $115.4 million, an increase of $44.5 million from $70.9 million for the nine months ended September 30, 2023 primarily due to the effect of the Gain on Bargain Purchase discussed above, which is treated as a permanent discrete adjustment for purposes of calculating income tax expense.

Net Income. Net income for the nine months ended September 30, 2024 was $108.5 million, an increase of $53.0 million, or 95%, from net income of $55.5 million for the nine months ended September 30, 2023, as a result of the factors discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash, cash provided by operating activities, and borrowings under the Credit Facility. As of September 30, 2024, we had cash and restricted cash of $99.9 million and availability under the Revolver (as defined herein) of $90.8 million. Our total indebtedness was $23.0 million as of September 30, 2024.

Our principal liquidity needs have been, and are expected to continue to be, working capital, capital expenditures, debt service and potential mergers and acquisitions. Historically capital expenditures have been relatively modest, with working capital being the predominant use of cash for the Company during periods of growth. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, prevailing economic conditions, market conditions in the oil and natural gas industry, customers’ forecasts, demand volatility and company initiatives.

We have certain obligations related to debt maturities, finance leases and operating leases. As of September 30, 2024, we have $18.0 million of minimum non-cancelable lease obligations for the twelve months following September 30, 2024, comprised of $6.2 million of finance lease maturities and $11.8 million of operating lease obligations. We have an additional $55.7 million of minimum non-cancelable lease obligations for the periods after September 30, 2025, comprised of $5.5 million of finance lease maturities and $50.2 million of non-cancelable operating lease obligations. As of September 30, 2024, interest rates on our lease obligations range from 2.08% -12%. In addition, as of September 30, 2024, we have $5.0 million of debt maturities over the next twelve months comprised of $5.0 million of required amortization payments on our Term Loan (as defined herein). For the periods after September 30, 2025, for our Term Loan, we have an additional $7.7 million of debt maturities representing the remaining balance on our Term loan. Any outstanding balances under our Revolver would become due and payable during 2026. For the nine months ended September 30, 2024 and 2023, the Company’s effective interest rate on the term loan was approximately 8.85% and 7.33%, respectively, and the effective interest rate on the revolving line of credit was approximately 10.46% and 8.48%, respectively. See “Note 9—Debt” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

We believe that our existing cash on hand, cash generated from operations and available capacity under the Revolver will be sufficient to meet our liquidity needs in the short-and long-term. Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the oil and natural gas industry, availability and cost of raw materials. and other factors, many of which are beyond our control.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Net cash provided by operating activities	$57,094	$54,479	$2,615	5%
Net cash provided by (used in) investing activities	$150,398	$(31,607)	$182,005	(576)%
Net cash used in financing activities	$(114,212)	$(23,032)	$(91,180)	396%

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net cash provided by operating activities was $57.1 million and $54.5 million for the nine months ended September 30, 2024 and 2023, respectively. The $2.6 million increase in cash provided by operations for the comparative periods was due to the following:

•
an increase in net income of $53.1 million;
•
changes in non-cash adjustments to net income from the comparative period as a result of a $10.3 million increase in stock compensation expense, primarily due to the accelerated vesting of equity based awards, an $11.2 million increase in deferred taxes due to timing differences, offset by a $92.7 million gain on bargain purchase as a result of the Merger, which was a non-cash equity based transaction, along with other non-cash (gains) losses of $6.5 million; and
•
changes in operating assets and liabilities, net of assets acquired as part of the Merger, totaling $14.2 million, primarily due to changes in trade receivable balances from the comparative period of $31.5 million due to increased cash collections on outstanding receivables for the nine months ended September 30, 2024, partially offset by increases in cash used to acquire inventory for the nine months ended September 30, 2024 of $16.2 million from the comparative period due to inventory procurement activity in anticipation of expected increases in product sales and to allow us to take advantage of vendor pricing incentives.

Net cash provided by (used in) investing activities was $150.4 million and $(31.6) million for the nine months ended September 30, 2024 and 2023, respectively. The $182.0 million increase in cash generated by investing activities was primarily due to $154.3 million of cash acquired from the Merger, $8.3 million decrease in capital expenditures and $18.4 million decrease due to the investment in DWS during the third quarter of 2023.

Net cash used in financing activities was $(114.2) million and $(23.0) million for the nine months ended September 30, 2024 and 2023, respectively. The $91.2 million increase in cash used in financing activities was primarily due to the payment of $75.0 million in dividends, the payment of $10.2 million of taxes related to net share settlement of equity awards during the third quarter of 2024, and an increase of $7.4 million in net repayments on the Revolver due to cash generated from positive operating cash flows.

Credit Agreement

Legacy Innovex, Tercel Oilfield Products USA L.L.C., Top-Co Inc. and Pride (collectively, the “Original Borrowers”) entered into the Second Amended and Restated Revolving Credit, Term Loan, Guaranty and Security Agreement in June 2022 (as amended in November 2022, April 2023, December 2023, and June 2024, the “Credit Agreement”), with PNC Bank, National Association, as agent, and the lenders party thereto. On September 6, 2024, the Company and TIW Corporation (collectively and together with the Original Borrowers, the "Borrowers") joined the Credit Agreement as borrowers thereunder. The Credit Agreement provides for (i) a term loan tranche in a principal amount of the lesser of $25.0 million and a certain amount determined based, in part, on appraised values of certain assets of Legacy Innovex and certain of its subsidiaries (the “Term Loan”) and (ii) a revolving credit facility of up to $110.0 million with a $5.0 million sublimit for letters of credit and a $11.0 million swing loan (collectively, the “Revolver” and, together with the Term Loan, the “Credit Facility”).

The Credit Facility matures on June 10, 2026. The Term Loan is amortized in an amount equal to $1.25 million each quarter. Amounts borrowed under the Credit Facility are subject to an interest rate per annum equal to, at the Company’s option, either (a) an alternate base rate determined as the highest of (i) the base commercial lending rate of PNC Bank, National Association, (ii) the overnight federal funds rate (subject to a 0% floor) plus 0.5% and (iii) Daily Simple SOFR (as defined in the Credit Agreement) plus 1% (such base rate to be subject to a 0% floor) or (b) the forward-looking term rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period two business days before such interest period divided by a number equal to 1.00 minus any SOFR reserve percentage (such term rate to be subject to a 0% floor), plus, in each case of clauses (a) and (b) above, an applicable margin of 0.75% for swing loans and alternate base rate revolving loans, 1.75% for term SOFR revolving loans, 1.00% for alternate base rate term loans and 2.00% for term SOFR term loans. Interest is payable monthly for alternate base rate loans and at the end of the applicable interest period for term SOFR loans (or quarterly if the applicable interest period is longer than three months).

In addition to paying interest on outstanding borrowings under the Credit Facility, the Company is required to pay a quarterly commitment fee to the lenders under the Credit Agreement equal to 0.25% per annum on the amount by which $110.0 million exceeds the daily unpaid balance of the Revolver plus any swing loans plus any undrawn amount of outstanding letters of credit under the Credit Agreement on any day.

The Credit Facility is secured by liens on substantially all of the assets of the Borrowers and certain future subsidiaries of Innovex and guarantees from certain future subsidiaries of Innovex. The Credit Facility requires the Borrowers to make mandatory prepayments on the outstanding amount of (i) the Term Loan in an amount equal to 25% of excess cash flow for each fiscal year, (ii) the Credit Facility if Borrowers issue debt other than certain permitted debt or, subject to certain exceptions, sell assets and (iii) the Term Loan and/or the Revolver if the Borrowers issue equity interests the proceeds of which are not used for certain purposes.

The Credit Agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, guarantee obligations, incur liens, make investments, loans or capital expenditures, sell or dispose of assets, enter into mergers or consolidations, enter into transactions with affiliates, or make or declare dividends. The Credit Agreement also requires the Borrowers to maintain as of the last day of each fiscal quarter, a total leverage ratio of not more than 2.50 to 1.00 for the four-quarter period then ending as long as the Term Loan is outstanding. In addition, the Credit Facility contains a springing covenant that requires the Borrowers to maintain, as of the last day of each fiscal quarter, a fixed charge coverage ratio of not less than 1.10 to 1.00 for the four quarter period then ending if (i) an event of default occurs and is continuing or (ii) the lesser of (x) the undrawn availability of the Revolver and (y) a certain amount determined based, in part, on appraised values of certain assets of Innovex and certain of its subsidiaries, is less than 20% of $110.0 million plus any increases to the maximum principal amount of the Revolver in accordance with the terms of the Credit Agreement. As of September 30, 2024, we were in compliance with all covenants under the Credit Facility.

If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the Credit Facility and exercise other rights and remedies. An event of default includes, among other things, the nonpayment of principal, interest, fees or other amounts, the failure of any representation or warranty to be correct when made or deemed made in all material respects, the failure to perform or observe covenants in the Credit Agreement or other loan documents, subject, in limited circumstances, to certain grace periods, a cross-default to certain other indebtedness if the effect of such default is to cause, or permit the holders of such indebtedness to cause, the acceleration of such indebtedness, the occurrence of bankruptcy or insolvency events, the rendering of material monetary judgments, the invalidity of any guaranty, security agreement or pledge agreement and the occurrence of a Change of Control (as defined in the Credit Agreement).

As of September 30, 2024 and September 30, 2023, we had $12.7 million and $19.0 million, respectively, of borrowings outstanding under the Term Loan, and no borrowings, and $31.3 million, respectively, of borrowings under the Revolver.

The consummation of the transactions contemplated by the Merger Agreement constituted a Change of Control (as defined in the Credit Agreement). In June 2024, Legacy Innovex entered into the Fourth Amendment to the Second A&R Credit Agreement, which permitted the change in control event and payment of the cash dividend contemplated by the Merger Agreement.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA (a non-GAAP measure) as net income before interest expense, income tax expense, depreciation and amortization, (gain)/loss on sale of assets and other expense, net, further adjusted to exclude certain items which we believe are not reflective of our ongoing performance or which are non-cash in nature. Management uses Adjusted EBITDA to assess the profitability of our business operations and to compare our operating performance to our competitors without regard to the impact of financing methods and capital structure and excluding costs that management believes do not reflect our ongoing operating performance, and for this reason we believe this measure will provide useful information to investors. We track Adjusted EBITDA on an absolute dollar basis and as a percentage of revenue, which we refer to as Adjusted EBITDA Margin.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) and net income (loss) as a percentage of revenue to Adjusted EBITDA and Adjusted EBITDA Margin, respectively, for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net income	82,586	15,366	67,220	437%	108,537	55,478	53,059	96%
Interest expense, net	729	1,516	(787)	(52)%	2,055	4,714	(2,659)	(56)%
Income tax expense	(2,587)	7,881	(10,468)	(133)%	6,862	15,401	(8,539)	(55)%
Depreciation and amortization	7,786	5,768	2,018	35%	19,168	16,576	2,592	16%
EBITDA	88,514	30,531	57,983	190%	136,622	92,169	44,453	48%
Other non-operating (income) expense, net (1)	(269)	62	(331)	(534)%	(402)	(98)	(304)	310%
(Gain)/Loss on sale of Assets	(169)	(102)	(67)	66%	(487)	71	(558)	(786)%
Impairment of long-lived assets	-	266	(266)	(100)%	3,522	266	3,256	1224%
Acquisition Costs (2)	20,296	760	19,536	2571%	25,492	1,985	23,507	1184%
Equity Method Investment Adjustment (3)	790	939	(149)	(16)%	2,541	3,194	(653)	(20)%
Gain on bargain purchase	(92,659)	-	(92,659)	N/A	(92,659)	-	(92,659)	N/A
Stock based compensation	10,908	460	10,448	2271%	11,824	1,492	10,332	692%
IPO preparation expenses (4)	-	378	(378)	(100)%	2,985	2,052	933	45%
Adjusted EBITDA	27,411	33,294	(5,883)	(18)%	89,438	101,131	(11,693)	(12)%
Net Income (Loss) % Revenue	54%	11%	-	391%	26%	13%	-	100%
Adjusted EBITDA Margin	18%	24%	-	(25)%	22%	24%	-	(8)%

(1)
Primarily represents foreign currency exchange gain/loss, gain/loss on lease terminations, and other non-operating items.
(2)
For the nine months ended September 30, 2024, Acquisition Costs consisted of legal, accounting, advisory fees, and other integration costs associated with the Merger. For the nine months ended September 30, 2023, Acquisition Costs consisted of legal, accounting, advisory fees, associated with the acquisition of our ownership interest in DWS along with other integration related expenses. These Acquisition Costs are one-time in nature and represent expenses that we do not view as normal operating expenses necessary to operate our business.
(3)
Reflects the elimination of our percentage of interest expense, depreciation, amortization and other non-recurring expenses included within Equity method earnings relating to our unconsolidated investment in DWS.
(4)
Reflects legal, consulting and accounting fees and expenses related to IPO preparation.

Return on Capital Employed

We utilize Return on Capital Employed ("ROCE") (a non-GAAP measure) to assess the effectiveness of our capital allocation over time and to compare our capital efficiency to our competitors, and for this reason we believe this measure will provide useful information to investors. We define ROCE as Income from Operations, before acquisition costs and after tax (resulting in Adjusted Income from Operations, after tax) divided by average capital employed. Capital employed is defined as the combined values of debt and stockholders’ equity.

The following table presents a reconciliation of the GAAP financial measure of Income from Operations to Adjusted Income from Operations, after tax to ROCE for each of the periods indicated:

	Twelve Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Income from operations	$45,465	$93,192	$(47,727)	(51)%
Plus: Acquisition costs	25,834	2,350	23,484	999%
Less: Income tax expense	(11,901)	(18,946)	7,045	(37)%
Adjusted Income from Operations, after tax	$59,398	$76,596	$(17,198)	(22)%
Beginning debt	69,997	88,493	(18,496)	(21)%
Beginning equity	307,946	232,950	74,996	32%
Ending debt	23,046	69,997	(46,951)	(67)%
Ending equity	904,351	307,946	596,405	194%
Average capital employed	$652,670	$349,693	$302,977	87%
ROCE	9%	22%	N/A	(58)%

Free Cash Flow

We also utilize Free Cash Flow (a non-GAAP measure) to evaluate the cash generated by our operations and results of operations. We define Free Cash Flow as net cash provided by operating activities less capital expenditures, as presented in our condensed consolidated statements of cash flows. Management believes Free Cash Flow is useful because it demonstrates the cash that was available in the period that was in excess of our needs to fund our capital expenditures. Free Cash Flow does not represent our residual cash flow available for discretionary expenditures, as we have non-discretionary expenditures, including, but not limited to, principal payments required under the terms of our Credit Facility, which are not deducted in calculating Free Cash Flow.

The following table presents a reconciliation of the GAAP financial measure of net cash provided by (used in) operating activities to Free Cash Flow for each of the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Net cash provided by operating activities	$57,094	$54,479	$2,615	5%
Capital Expenditures	(5,967)	(14,345)	8,378	(58)%
Free Cash Flow	$51,127	$40,134	$10,993	27%

Off-Balance Sheet Arrangements

Currently, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is derived from the review of our consolidated financial statements prepared in accordance with GAAP, which includes our interpretation of accounting guidance and application through accounting policies. The preparation of financial statements requires the use of judgments and estimates. Our critical accounting estimates are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimates and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective or complex judgments and assessments and is fundamental to our results of operations.

We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following are the critical accounting estimates used in the preparation of our consolidated financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Part I. Item 1 of this Quarterly Report and with Legacy Innovex's financial statements and related notes thereto for the year ended December 31, 2023 included in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 16, 2024.

Income Taxes

Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the carrying amount and tax basis of assets and liabilities using enacted tax laws and rates expected to apply to taxable income in the year in which the differences are expected to reverse. We regularly evaluate the valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded. As of September 30, 2024, the valuation allowance for deferred tax assets was $65.1 million. The Company recognizes a tax benefit in our financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position.

The term “tax position” in the accounting standards for income taxes refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Our financial statements could be materially affected if: (i) our actual results differ significantly from our forecast estimates; (ii) there are future changes in enacted tax laws with retroactive application; or (iii) tax authorities do not agree with our application of the tax law to our circumstances and the matter is not ultimately resolved in our favor.

Business Combinations and Goodwill

We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Goodwill represents the excess of purchase price paid by the Company over the fair market value of the net assets acquired. A bargain purchase occurs when the fair market value of net assets acquired is higher than the purchase price paid. Certain assumptions and estimates are employed in evaluating the fair value of assets acquired and liabilities assumed. These estimates may be affected by factors such as changing market conditions, technological advances in the oil and natural gas industry or changes in regulations governing that industry. The most significant assumptions requiring judgment involve identifying and estimating the fair value of inventory, fixed assets and intangible assets. To finalize purchase accounting for significant acquisitions, we utilize the services of independent valuation specialists to assist in the determination of the fair value of acquired assets.

Impairments

We evaluate our property and equipment and identifiable intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable or if there are potential indicators of impairment. We also perform an annual impairment analysis of goodwill as of December 31st, or whenever there is a triggering event that indicates an impairment loss may have been incurred. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. In addition, if we are required to determine the fair value of our reporting units to test goodwill for impairment, we must apply estimates, assumptions, and judgment regarding revenue growth, operating margins, capital expenditures, future market conditions, weighted average costs of capital and terminal growth rate, and we must evaluate the metrics of a deemed set of comparable companies and market earnings multiples. Actual results may not align with these assumptions, and our expectations regarding future net cash flows may change such that a material impairment could result.

In the second quarter of 2024, Legacy Innovex identified a significant decrease in the fair value of an operating lease right of use asset related to a building lease for which the carrying value is held in Right of use assets - operating, and a company owned building for which the carrying value is held in Property and equipment, net. In the second quarter of 2024, Legacy Innovex received third-party quoted market prices for both assets; based on this market information Legacy Innovex determined that the carrying value of both assets was not recoverable and exceeded their fair values. Legacy Innovex then measured the impairment losses by comparing the carrying values with the current third-party quoted market prices resulting in a total impairment of $3.0 million and $0.5 million for the operating lease right of use asset and the company owned building, respectively.

We believe that the estimates and assumptions used in our impairment assessments are reasonable. However, if market conditions change dramatically, the impact on our forecasts and projections may be significant which could result in future impairments for our reportable units with long-term assets including goodwill.

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements for a discussion of the recent accounting pronouncements issued by the Financial Accounting Standards Board.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

The market for our products and services is indirectly exposed to fluctuations in the prices of oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the exploration and production industries. Additionally, because we do not sell our products under long-term contracts, we believe that we are particularly exposed to short-term fluctuations in the prices of oil and natural gas. We do not currently intend to hedge our indirect exposure to commodity price risk.

Interest Rate Risk

We are primarily exposed to interest rate risk through the Revolver and Term Loan. As of September 30, 2024, we had $12.7 million in variable rate debt outstanding, consisting of $12.7 million under the Term Loan and no outstanding debt under the Revolver which bear interest at an adjusted SOFR rate plus an applicable margin or at the alternate base rate plus an applicable margin. We do not currently intend to hedge our exposure to interest rate risk.

Credit Risk

Our customers are primarily E&P operators. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. We manage credit risk by analyzing the counterparties’ financial condition prior to accepting new customers and prior to adjusting existing credit limits.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were not effective because of the material weaknesses identified in our internal control.

We previously identified two material weaknesses for Legacy Innovex due to deficiencies identified in the operating effectiveness of controls over financial reporting wherein we did not design and maintain effective controls related to the accounting for income taxes at a sufficient level of precision or rigor and failed to employ personnel with adequate expertise to identify and evaluate complex income tax accounting matters. In addition, Dril-Quip identified a material weakness wherein we did not design and maintain effective controls over the financial statement classification of inventory write-downs related to restructurings.

Our management has implemented remediation steps to improve our internal control over financial reporting. Specifically, for the material weaknesses for Legacy Innovex, which relates to the accounting for income taxes at a sufficient level of precision, we have (i) designed and implemented new controls for the preparation and review of the income tax provision, related to income tax assets and liabilities and the corresponding valuation allowance, and the income tax disclosures in our consolidated financial statements to ensure the mathematical accuracy and completeness of information underlying the income tax provision and that conclusions are sufficient to timely identify potential misstatements, and (ii) employed personnel with adequate expertise to identify and evaluate complex income tax accounting matters. For the material weakness for Dril-Quip, which relates to the financial statement classification of inventory write-downs related to restructurings, we plan to (i) perform an evaluation of the design and implementation of certain internal controls impacted by the material weakness; and (ii) enhance the design of those identified controls.

Changes in Internal Control over Financial Reporting

Except as described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the period covered by this quarterly report.

With the closing of the Merger on September 6, 2024, there was a change in management and a process was initiated to integrate Legacy Innovex and Dril-Quip. We expect these changes to have a significant impact on internal control over financial reporting going forward. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business post-Merger, but cannot assure you that such actions will be sufficient to provide us with effective internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to “Note 15. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for further information regarding our legal proceedings.

Item 1A. Risk Factors.

In addition to the risk factors set forth below, you should carefully consider the factors discussed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended by Form 10-K/A filed with the SEC on July 8, 2024 and Form 10-K/A (Amendment No. 2) filed with the SEC on August 1, 2024, our Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed with the SEC on July 8, 2024, and under the headings "Risk Factors—Risks Relating to the Combined Company" and "Risk Factors—Risks Relating to Innovex" in the Form S-4. The risks described below and in those documents are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Legacy Innovex has identified material weaknesses in Legacy Innovex's internal control over financial reporting which, if not corrected, could affect the reliability of our financial statements and have other adverse consequences. Additional material weaknesses in internal controls over financial reporting may be identified, which may not be remedied in a timely manner.

Legacy Innovex identified material weaknesses in its internal control over financial reporting during the year ended December 31, 2023. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Legacy Innovex did not design and maintain effective controls related to the accounting for income taxes at a sufficient level of precision or rigor to prepare, review and reconcile the income tax provision, related income tax assets and liabilities and corresponding valuation allowance and the income tax disclosures in Legacy Innovex’s consolidated financial statements. In addition, Legacy Innovex did not design and maintain effective controls related to the review of the accounting for income taxes as a result of its failure to employ personnel with adequate expertise to identify and evaluate complex income tax accounting matters. These findings resulted in material weaknesses in Legacy Innovex’s internal control over financial reporting during the year ended December 31, 2023. The material weaknesses described above resulted in audit adjustments to deferred tax assets and liabilities, the income tax valuation allowance and related disclosures as of and for the year ended December 31, 2023.

Legacy Innovex has taken steps towards remediating these material weaknesses primarily by designing and implementing additional internal controls, including those related to (i) the preparation and review of the income tax provision, related income tax assets and liabilities and corresponding valuation allowance, and the income tax disclosures in Legacy Innovex’s consolidated financial statements to ensure the mathematical accuracy and completeness of information underlying the income tax provision conclusions are sufficient to timely identify potential misstatements, and (ii) the employment of personnel with adequate expertise to identify and evaluate complex income tax accounting matters. Although Legacy Innovex has been in the process of remedial action to address the internal control deficiencies that led to the material weaknesses, Legacy Innovex was not able to fully remediate these deficiencies in 2023 and is unable to assure that the measures it has taken to date and it expects to take in the future will be sufficient to remediate the material weaknesses it identified or avoid the identification of additional material weaknesses in the future.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully. Legacy Innovex cannot assure that it has identified all, or that it will not in the future have additional, material weaknesses. If the material weaknesses are not remediated, any future material weaknesses related to financial reporting are identified or there are difficulties in implementing or improving internal controls or a failure to develop and maintain effective internal control over financial reporting, then our reputation and operating results could be harmed, we could fail to meet its reporting obligations or it may have a restatement of its financial statements. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which would harm our business and likely have a negative effect on the trading price of our shares of common stock.

Our indebtedness and liquidity needs could restrict its operations and make us more vulnerable to adverse economic conditions.

Our existing and future indebtedness, whether incurred in connection with acquisitions, operations or otherwise, and limited access to liquidity may adversely affect our operations and limit its growth, and we may have difficulty making debt service payments on such indebtedness as payments become due. Our level of indebtedness may affect its operations in several ways, including the following:

•
increasing our vulnerability to general adverse economic and industry conditions;

•
the covenants that are contained in the agreements governing our indebtedness could limit its ability to borrow funds, dispose of assets, pay dividends and make certain investments;
•
our debt covenants could also affect its flexibility in planning for, and reacting to, changes in the economy and in its industry;
•
any failure to comply with the financial or other debt covenants, including covenants that impose requirements to maintain certain financial ratios, could result in an event of default, which could result in some or all of our indebtedness becoming immediately due and payable;
•
our level of debt could impair its ability to obtain additional financing, or obtain additional financing on favorable terms, in the future for working capital, capital expenditures, acquisitions or other general corporate purposes; and
•
our business may not generate sufficient cash flow from operations to enable us to meet its obligations under our indebtedness.

Restrictions in our debt agreements and any future financing agreements may limit our ability to finance future operations, meet capital needs or capitalize on potential acquisitions and other business opportunities.

The operating and financial restrictions and covenants in existing and future debt agreements could restrict our ability to finance future operations, meet capital needs or expand or pursue its business activities. For example, our debt agreements restrict or limit our ability to:

•
grant liens;
•
incur additional indebtedness;
•
engage in a merger, consolidation or dissolution;
•
enter into transactions with affiliates;
•
sell or otherwise dispose of assets, businesses and operations;
•
substantially change the nature of our business; and
•
make acquisitions, capital expenditures or other investments and make dividends or repurchase our stock.

Furthermore, our debt agreements contain certain other operating and financial covenants, including the obligation to satisfy a certain fixed charge coverage ratio and a leverage ratio. Our ability to comply with the covenants and restrictions contained in our debt agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our debt agreements, all or a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Our Credit Facility is secured by liens on substantially all of our assets and certain of our future subsidiaries and guarantees from certain of our future subsidiaries, and any acceleration of our debt obligations could result in a foreclosure on the collateral securing such debt. Our debt agreements also require us to make mandatory prepayments in certain circumstances, including a requirement to make a prepayment of the term loans with a certain percentage of our excess cash flow each year. This excess cash flow payment, and other future required prepayments, will reduce our cash available for investment in our business. Any subsequent replacement of our debt agreements or any new indebtedness could have similar or greater restrictions. Please see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.”

An increase in interest rates would increase the cost of servicing our indebtedness and could reduce its profitability, decrease its liquidity and impact its solvency.

A number of our existing debt agreements provide for, and our future debt agreements may provide for, debt incurred thereunder to bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such indebtedness and materially reduce our profitability and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as reported in our Current Report on Form 8-K filed with the SEC on September 9, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits

The following Exhibits are filed herewith:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).
3.2

Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

3.3

Certificate of Amendment to the Restated Certificate of Incorporation of Innovex International, Inc., dated September 6, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on September 6, 2024).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2023).
3.5	Amendment to the Amended and Restated Bylaws, dated September 6, 2024 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on September 6, 2024).
4.1

Registration Rights Agreement, dated as of September 6, 2024, by and among Innovex International, Inc., Intervale Capital Fund II, L.P., Intervale Capital Fund III, L.P., Amberjack Capital Fund II, L.P., Innovex Co-Invest Fund, L.P., Innovex Co-Invest Fund II, L.P. and Intervale Capital Fund II-A, L.P. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on September 6, 2024).

4.2

Stockholders Agreement, dated as of September 6, 2024, by and among Innovex International, Inc., Amberjack Capital Partners, L.P., Intervale Capital Fund II, L.P., Intervale Capital Fund III, L.P., Amberjack Capital Fund II, L.P., Innovex Co-Invest Fund, L.P., Innovex Co-Invest Fund II, L.P. and Intervale Capital Fund II-A, L.P.(incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on September 6,2024).

10.1

Waiver Agreement, dated as of August 25, 2024, by and between Dril-Quip, Inc. and Innovex Downhole Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 26, 2024).

10.2

Joinder Agreement, dated as of September 6, 2024, by and among Innovex Downhole Solutions, Inc., Tercel Oilfield Products USA L.L.C., Top-Co Inc., Pride Energy Services, LLC, Dril-Quip, Inc., TIW Corporation, Innovex Downhole Solutions, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 6, 2024).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Company on September 6, 2024).
10.4

Separation Agreement and General Release of Claims, dated September 6, 2024, by and between Dril-Quip, Inc. and Jeffrey J. Bird (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Company on September 6, 2024).

10.5

Separation Agreement and General Release of Claims, dated September 6, 2024, by and between Dril-Quip, Inc. and Kyle F. McClure (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Company on September 6, 2024).

10.6

Separation Agreement and General Release of Claims, dated September 6, 2024, by and between Dril-Quip, Inc. and James C. Webster (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the Company on September 6, 2024).

10.7

Separation Agreement and General Release of Claims, dated September 6, 2024, by and between Dril-Quip, Inc. and Donald M. Underwood (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by the Company on September 6, 2024).

10.8

Letter Agreement between Innovex International, Inc. and Kyle McClure, dated as of September 8, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 12, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovex International, Inc.

Date: November 8, 2024	By:	/s/ Kendal Reed
Kendal Reed
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)