Form 10-K
period 2024-12-31
Innovex International, Inc.
filed 2025-03-03
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO _____________________

Commission File Number 001-13439

INNOVEX INTERNATIONAL, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	74-2162088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
19120 Kenswick Dr Humble, Texas	77338
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (346) 398-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	INVX	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, based on the closing price of such stock on June 30, 2024, was $624.2 million.

The number of shares of Registrant’s Common Stock outstanding as of February 26, 2025 was 69,261,035.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

i

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this Annual Report that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Innovex International, Inc. (“Innovex”, the “Company” or “we”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

•
risks related to the Merger (as defined herein) and the acquisition of DWS (as defined herein), including the ultimate outcome and results of integrating operations; the effects of the Merger and the acquisition of DWS, including the Company’s future financial condition, results of operations, strategy and plans; potential adverse reactions or changes to business relationships resulting from the completion of the Merger and the acquisition of DWS; expected benefits from the Merger and the acquisition of DWS and the ability of the Company to realize those benefits; the significant costs required to integrate operations; whether Merger or acquisition related litigation will occur and, if so, the results of any litigation, settlements and investigations;

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

•
introduction of new drilling or completion techniques, or services using new technologies subject to patent or other intellectual property protections and the availability and enforceability of such intellectual property protections;

•
operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•
acts of terrorism, war or political or civil unrest in the United States or elsewhere;

•
loss or corruption of our information or a cyberattack on our computer systems;

•
the price and availability of alternative fuels and energy sources;

•
the exploration, development and production activities of the Company’s customers;

•
actions taken by our customers, competitors and third-party operators;

•
effects of pending or future legal proceedings;

•
the effects of existing and future laws and governmental regulations (or the interpretation thereof) on us and our customers;

•
changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities; and

•
future operations, financial results, business plans and cash needs.

These statements are based on assumptions and analysis in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in this Annual Report and in other filings made by us from time to time with the Securities and Exchange Commission (“SEC”). Many of such factors are beyond the Company’s ability to control or predict. Any of the factors, or a combination of these factors, could materially affect the Company’s future results of operations and the ultimate accuracy of the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Every forward-looking statement speaks only as of the date of the particular statement, and the Company undertakes no obligation to publicly update or revise any forward-looking statement except as may be required by law.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information included in this Annual Report.

•
Risks Related to Our Business
o
Our business and financial performance depends primarily upon the general level of activity in the oil and natural gas industry, including the number of drilling rigs in operation, the number of oil and natural gas wells being drilled, the volume of production, the number of well completions and the level of well remediation activity and the corresponding capital expenditures by oil and natural gas companies within North America, the Middle East, Latin America and Europe, among other global markets. A decline in prices for oil and natural gas may have an adverse effect on our revenue, cash flows, profitability and growth.
o
The cyclical nature of the oil and natural gas industry may cause our operating results to fluctuate.
o
We are subject to risks relating to existing international operations and expansion into new geographical markets.
o
We must comply with export and import controls, economic sanctions, embargoes, anti-boycott, and other international trade laws and any failure to comply with such laws could subject us to liability and have a material adverse impact on our business, financial condition and results of operations.
o
The scope of our international operations subjects us to risks from currency fluctuations that could adversely affect our liquidity, financial position and results of operations.
o
Changes in U.S. and international tax rules and regulations, or interpretations thereof, may materially and adversely affect our cash flows, results of operations and financial condition.
o
Our customers’ industries are undergoing continuing consolidation that may impact our results of operations.
o
We could lose customers or generate lower revenue, operating profits and cash flows if there are significant increases in the cost of raw materials or if we are unable to obtain raw materials.
o
Equipment failures or production curtailments or shutdowns at our manufacturing and production facilities could adversely affect our manufacturing capability.
o
A negative shift in investor sentiment of the oil and natural gas industry has had and could in the future have adverse effects on our customers’ operations, our business and on our access to investors and financing.
o
The failure to integrate successfully the businesses of Dril-Quip, DWS, and Legacy Innovex could adversely affect the Company’s future results.
o
Our indebtedness and liquidity needs could restrict our operations and make us more vulnerable to adverse economic conditions.
•
Risks Related to Environmental and Regulatory Matter
o
Our and the operations of our customers are subject to environmental, health and safety laws and regulations, and future compliance, claims, and liabilities relating to such matters may have a material adverse effect on our results of operations, financial position or cash flows.
o
Our operations, and those of our customers, are subject to compliance with governmental regulations related to climate change.
o
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews and investment practices for such activities may serve to limit future oil and natural gas exploration and production activities and could have a material adverse effect on our results of operations and business.
o
Additional restrictions on drilling activities intended to protect certain species of wildlife may adversely affect our ability to conduct completion activities.
•
Risks Related to Technology Advancement

o
To compete in our industry, we must continue to develop new technologies and products to support our operations, secure and maintain patents related to our current and new technologies and products and protect and enforce our intellectual property rights.
o
Our failure to protect our proprietary information and any successful intellectual property challenges against us could materially and adversely affect our competitive position.
o
We may be adversely affected by disputes regarding intellectual property rights of third parties.
•
Risks Related to Ownership of Our Common Stock
o
The market price of our common stock may be volatile.
o
A significant reduction by Amberjack of its ownership interests in us could adversely affect us.
o
Amberjack and its affiliates have the ability to exercise significant influence over certain corporate actions.

PART I

Item 1. Business.

General

Innovex designs, manufactures, sells and rents mission critical engineered products to the global oil and natural gas industry. Our vision has been to create a global leader in well-centric products and technologies through organic, customer-linked innovations and disciplined acquisitions to drive leading returns for our investors.

On September 6, 2024, the transactions contemplated in the Merger Agreement (as defined in “Recent Developments” within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”) between Innovex Downhole Solutions, Inc. (“Legacy Innovex”) and Dril-Quip, Inc. (“Dril-Quip”) (the “Merger”) were consummated. Following the Merger, Legacy Innovex became a wholly owned subsidiary of Dril-Quip, and the name “Dril-Quip, Inc.” was changed to “Innovex International, Inc.”. In connection with the consummation of the Merger, the outstanding shares of common stock, par value $0.01 per share, of Legacy Innovex (the “Legacy Innovex Common Stock”) were converted into the right to receive 32,183,966 shares of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”). The number of shares of Company Common Stock received for each share of Legacy Innovex Common Stock by the Legacy Innovex shareholders was equal to 2.0125.

On November 29, 2024, Innovex acquired 80% of the issued and outstanding equity securities of Downhole Well Solutions, LLC (“DWS”). The acquisition was completed simultaneously with the signing of the Equity Purchase Agreement on November 29, 2024. The aggregate purchase price for the acquisition consisted of $75.1 million in cash, subject to post-closing adjustments, and 1,918,558 shares of Company Common Stock. The remaining 20% of the issued and outstanding equity securities of DWS were previously owned by Legacy Innovex, a wholly owned subsidiary of the Company.

For information with respect to the Merger and DWS acquisition, see Note 3. Mergers and Acquisitions to our Consolidated Financial Statements included elsewhere in this Annual Report.

Our products are used across the lifecycle of the well (during the construction, completion, production and intervention phases) and are typically utilized downhole and consumable in nature. Our products perform a critical well function, and we believe they are chosen due to their reliability and capacity to save our customers time and lower costs during the well lifecycle. We believe that our products have a significant impact on a well’s performance and economic profile relative to the price we charge, creating a “Big Impact, Small Ticket” value proposition. Prior to the Merger, we believe our total addressable market (or “TAM”) in 2023 was $4.5 billion, consisting of a $2.1 billion addressable market in NAM (as defined herein) and a $2.4 billion market in our International & Offshore regions. Following the Merger, we were able to grow our addressable market both in our NAM and International and Offshore markets by expanding our product portfolio and gaining access to additional international markets. Pro forma for the Merger, we estimate that our TAM for our applicable products in 2024 was $8.3 billion, consisting of a $3.6 billion TAM for NAM and a $4.7 billion TAM for our applicable products across International & Offshore regions. Please see “Business—Market Share Capture” for an explanation of how we calculate our TAM. Many of our products can be used in a significant portion of our customers’ wells globally, with our most advanced products providing mission critical solutions for some of the most challenging and complex wells in the world. We have a track record of developing proprietary products to address our customers’ evolving needs, and we maintain an active pipeline of potential new products across various stages of development. Our business is high margin and capital-light, enabling us to generate strong returns on invested capital. We have a disciplined history of successfully sourcing and integrating strategic acquisitions.

The U.S. and Canadian onshore (“NAM”) market made up approximately 55% of our 2024 revenue, while the international and offshore (“International and Offshore”) markets constituted 45%. Within the NAM market, we have a strong presence in the United States and a growing presence in Canada. Revenue is based on the location where services are provided and products are sold.

The Company makes available, free of charge on its website, its Annual Report on Form 10-K and quarterly reports on Form 10-Q (in both HTML and iXBRL formats), current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after it electronically files such reports with, or furnishes them to, the SEC. The Company’s website address is www.innovex-inc.com. Documents and information on the Company’s website, or on any other website, are not incorporated by reference into this Annual Report. The SEC maintains a website (www.sec.gov) that contains reports the Company has filed with the SEC.

The Company also makes available free of charge on its website (https://investors.innovex-inc.com/governance/governance-documents/default.aspx) its Code of Business Conduct and Ethical Practices, Corporate Governance Guidelines, Audit Committee Charter, Nominating and Governance Committee Charter, and Compensation Committee Charter. Changes in or waivers to the Company’s Code of Business Conduct and Ethical Practices involving directors and executive officers of the Company will be posted on its website.

Overview and Industry Outlook

The NAM market is core to us, and we maintain a robust sales and distribution infrastructure across the region. Our products have broad applicability in this market, particularly for horizontal or unconventional wells that have become prevalent methods of oil and natural gas development across the region. We are focused on significantly increasing our revenue in the International and Offshore markets as these regions are typically subject to long-cycle investment horizons and exhibit relatively less cyclicality than the NAM market. The Middle East, and in particular Saudi Arabia, has been a key source of growth for the Company. We also operate across Asia, Latin America, Europe and the Gulf of Mexico, among other regions. To enhance our global reach, we have complemented our locations across these markets with a network of strategic distribution, sales and manufacturing partners.

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

Based on our TAM estimates, we believe that we are uniquely positioned to grow market share within larger addressable markets after the Merger with Dril-Quip. On a pro forma basis, including both the revenue and additional market share relating to the Merger and the DWS acquisition, we estimate that our NAM market share in 2024 was 13% and that our International and Offshore market share was 12%. We estimate that Innovex has grown market share since inception and believe we are well positioned to continue to capture market share across our geographic markets. In particular, we view the International and Offshore markets as a significant growth opportunity.

Our organic growth has been complemented by a disciplined acquisition strategy. We view acquisitions as a core competency and have identified a rich opportunity set of acquisition targets that we believe are seeking to transact. We aim to execute a disciplined acquisition strategy for high-quality opportunities that meet our stringent investment criteria, as evidenced by the Merger with Dril-Quip and our acquisition of DWS.

We have a broad customer base, ranging from the largest international oil companies (“IOCs”), national oil companies (“NOCs”) and exploration and production (“E&P”) companies to multinational and regional oilfield service companies. Once a new product has been commercialized or acquired, our global sales and distribution infrastructure enables us to scale and drive customer adoption quickly.

We believe that we can create value for our stockholders across the industry cycle and view our through-cycle playbook as having helped us outperform in all market environments. We prioritize protecting the long-term health of the Company through investments in research and development (“R&D”) and sustaining engineering in our existing portfolio in all market environments. We seek to maintain a conservative balance sheet to preserve operational and financial flexibility through the industry cycle.

We generate our revenue from three primary sources: sales of products and other associated revenues with product sales, such as freight; rentals of tools that are used to deploy our consumable products or to provide a critical well function; and services that are typically connected to the well-site deployment of our engineered products.

Of our 2024 revenue, approximately 80% was generated from product sales, approximately 8% was generated from rental tools and approximately 12% was generated from services.

We believe that demand for our products is primarily activity-driven (i.e., correlated with global spending on exploration and production of oil and natural gas and with general industry activity), and we are not exposed to the highly cyclical capital equipment build cycle for the oil and natural gas industry. Global spending on oil and natural gas can be measured by the number of wells drilled and oil and natural gas production volumes. According to the global energy consulting firm Rystad Energy, global E&P capital spending (excluding Iran, Venezuela, Cuba, Russia and China) is expected to remain consistent in 2025 relative to 2024. We believe that our diverse product portfolio, operating track record and global footprint position us well to continue gaining market share.

In the NAM market, Rystad Energy is forecasting a slight decline in E&P capital spending of 2% from 2024 through 2025. NAM unconventional resources have emerged as a flexible, short-cycle source of oil and natural gas production for E&P operators and a critical component of the global hydrocarbon supply mix. This is a core market for us as our products have broad applicability and we maintain a robust sales presence as well as service and distribution infrastructure across the region. We view the NAM market as relatively service intensive and believe E&P operators are prone to adopt the latest technologies.

In the International and Offshore markets, Rystad Energy is forecasting E&P capital spending to slightly grow by 2% from 2024 through 2025, excluding Iran, Venezuela, Cuba, Russia and China. We are focused on continually increasing our market presence in these regions as they are typically subject to long-cycle investment horizons and exhibit relatively less cyclicality than the NAM market. In addition, we believe that we can benefit from higher barriers to entry that exist for product and service companies that support the primary end users in our International and Offshore markets, IOCs and NOCs, relative to the NAM market.

We continue to monitor the current global economic environment, specifically including inflationary pressures, the ability and/or desire of OPEC+ and other producing nations to set and maintain production levels and prices, and the macroeconomic impact of the conflicts in Ukraine and the Gaza Strip, and any resulting impacts on our financial position and results of operations. Refer to “Item 1A. Risk Factors” for additional information.

Market Share Capture

We believe that we are well positioned to capture market share across our applicable markets.

We calculate TAM by multiplying the number of applicable wells (as provided by Rystad Energy) for each market where we expect it would be reasonable for Innovex to seek to sell products by an illustrative price per applicable product by geography. In markets where well data is unavailable, we provide an estimated market size for each such geography.

We estimate that our TAM for our applicable products across the NAM market in 2024, including the impact of the Merger and the DWS acquisition, was approximately $3.6 billion and on a pro forma basis we generated approximately $491 million in revenue during 2024, implying a market share of 13%. Our addressable market grew substantially year over year, but market share declined largely due to the addition of the US Land Wellhead market in which we have a de minimis market share to but are focused on expanding. Over time our dedicated sales force, innovative engineering organization and responsive service culture have enabled us to capture more of our customers’ spend on their oil and natural gas well development, defined as “wallet share,” as well as gain new customers.

We believe we are well positioned to continue to capture more of our growing TAM and increase our implied market share. Across both the United States and Canada, we believe that there are many opportunities to cross sell our products throughout our diverse customer base and enhance our presence in select oil and natural gas basins.

Within the International and Offshore markets, we have well established sales and distribution channels across our geographic markets, such as the Middle East, Asia, Latin America, Europe, Africa, the Gulf of Mexico and throughout other global regions. We estimate that the TAM on a pro forma basis for our applicable products across these regions in 2024, including the impact of the Merger and the DWS acquisition, was approximately $4.7 billion and on a pro forma basis we generated approximately $548 million in revenue, implying a market share of approximately 12%. In addition to benefiting from the Merger, we believe that we were able to grow our market share by utilizing our sales and distribution channels to capture wallet share and push further into geographies where we were underrepresented.

Our Technology Development Process and Product Portfolio

We view our new technology development and ongoing product advancement initiatives as key to our strategy and believe that we have a repeatable process to drive organic product innovation to meet our customers’ well design needs. We maintain an engineering team that is focused on R&D as well as ongoing product enhancements. The engineering team is based in Houston, Texas and has representatives that sit across our global offices. Having a presence near our customers enables us to better understand their challenges, which helps identify and prioritize our market opportunities and maximizes the value of our engineering resources. Our products are used across the lifecycle of our customers’ wells. We believe that we are not dependent on any single technology. We are a single point of contact for many of our customers’ needs. Our product offerings position us to support our customers in solving a range of well-site challenges and diversify our revenue base.

New product development is a key part of our organic growth strategy. We seek to expand our addressable market by introducing new products to our portfolio. Once a new product has been commercialized, we believe that our global sales and distribution infrastructure enable us to scale and drive customer adoption quickly. We have an active pipeline of new initiatives across various stages of development.

Across the NAM market, we are pursuing various initiatives related to new product development, including specialty, high-margin products that complement our existing product families, among others. These products have applicability across various International and Offshore markets, and we will seek to leverage our global infrastructure and customer relationships to drive sales outside of the NAM market once full commercialization has been achieved.

Within the International and Offshore markets, we are in active conversations with IOCs and NOCs regarding several newly developed products for the global deepwater and offshore markets. Historically, our customer collaborations have been a source of growth as they have allowed us to develop new products to meet customer needs and have provided us with an initial revenue base from which to scale market adoption.

We believe that we have curated a portfolio of product families and brands that in aggregate has created brand equity in Innovex.

Intellectual Property and Trade Secrets

Our success depends in part upon our ability to maintain and protect our proprietary technology and conduct our business without infringing the proprietary rights of others. We rely on a combination of patents, licensing agreements, trade secrets protections, trademarks, copyrights and contractual restrictions on disclosure to protect our intellectual property rights. We undertake a strategic intellectual property effort focused on building a leading and defensible portfolio.

We have created a large portfolio of patent properties. As of December 31, 2024, we had approximately 829 U.S. and international patents. Our patent properties cover our inventions related to our products and other technologies.

We complement our intellectual property portfolio with trade secrets. We are focused on solving our customers’ challenges through direct interface and customized solutions. This process is enhanced by our team’s deep experience in the markets in which they operate as well as their extensive knowledge base of product designs, run history and configurations.

We do not know whether our current patent portfolio, or any future patent applications that we may file, will result in a patent being issued with the scope of the claims we seek, or at all, or whether any patents we may receive will be challenged or invalidated. Even if additional patents are issued, our patents might not provide sufficiently broad coverage to protect our proprietary rights or to avoid a third-party claim against one or more of our products or technologies. Refer to “Item 1A. Risk Factors—Risks Related to Technology Advancement” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.

The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. Once a patent expires, the protection ends, and the claimed invention enters the public domain; that is, anyone can commercially exploit the invention without infringing the patent.

We also rely upon trademarks to build and maintain the integrity of our brand. We have trademarks registered in the U.S. and foreign jurisdictions.

We protect our proprietary rights through a variety of methods, including confidentiality and assignment agreements with suppliers, employees, consultants and others who may have access to our proprietary information. We routinely require our employees, customers, suppliers, consultants, advisors and potential business partners to enter into confidentiality and non-disclosure agreements before we disclose to them any sensitive or proprietary information regarding our products, technology or business plans.

We require employees, while employed with us, to assign to us all inventions, original works of authorship, mask works, developments, discoveries, concepts, improvements, designs, discoveries, ideas, trademarks, trade secrets and other intellectual property they conceive, discover, create, develop or reduce to practice.

Marketing and Sales

We principally sell or market directly to the ultimate end user of our products, the E&P operator. As of December 31, 2024 and December 31, 2023, we had 1,376 and 1,485, respectively, unique customers that have made at least one purchase in the preceding 12-month period, or active customers. In 2024, our top ten accounts constituted 35% of revenue. Our top ten customer list includes: NOCs such as Saudi Aramco (our largest end-user in 2024); IOCs such as Exxon, Chevron, BP and ConocoPhillips; leading independent E&P operators such as Occidental Petroleum, Hess Corporation and EOG Resources; and multinational oilfield service companies such as Schlumberger and Baker Hughes. When we sell to service companies, it is typically to fill a gap in their product portfolio or because they have been directed by the E&P operator to utilize our products. Our goal is to develop products that exhibit clear value creation upside for our customers, including the ultimate end user of our products, typically by saving time and costs during the well lifecycle, while also reducing operational risks. We operate an integrated business model, whereby we design, engineer, manufacture, sell, rent and supervise the onsite deployment of our products.

Suppliers and Raw Materials

We acquire component parts, services and raw materials from various suppliers, including machining service providers. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates. Most of the raw materials we use in our manufacturing operations, such as steel in various forms, magnesium and composite materials/elastomers, are available from many sources. Although our relationships with our existing vendors are important to us, we do not believe that we are substantially dependent on any individual vendor to supply our required materials or services. The materials and services essential to our business are normally readily available and, where we use one or a few vendors as a source of any particular materials or services, we believe that we can within a reasonable period of time make satisfactory alternative arrangements in the event of an interruption of supply from any vendor. We believe that our materials and services vendors have the capacity to meet additional demand, should we require it.

Manufacturing

To support our global operations, we operate a flexible manufacturing and supply chain model that balances responsiveness with cost and efficiency. We maintain internal manufacturing and production facilities in Humble, Texas; Houston, Texas; Mineral Wells, Texas; Amelia, Louisiana; Aberdeen, Scotland; Singapore; Macae, Brazil; Edmonton, Canada, Bac Ninh, Vietnam (acquired in February of 2025) and Dammam, Saudi Arabia. These facilities are co-located with our engineering teams, where deemed appropriate, to enable rapid prototyping, testing and designing iterations of new products and enhancing our existing products. We supplement our internal manufacturing with a responsive network of third-party machining resources in the United States to enhance our capital efficiency. We also maintain strategic relationships with multiple, low-cost manufacturing partners in Asia, and in particular Vietnam, to support our highest volume products.

These relationships allow us to achieve a competitive cost structure, while preserving high levels of product quality and customer responsiveness. Going forward, we envision increasing our spend with our low-cost international vendors with an aim of improving our margins and enhancing our competitiveness.

Competition

The markets in which we operate are highly competitive. To be successful, we must provide services and products that meet the specific needs of our customers at competitive prices. We compete in all areas of our operations with a number of companies, some of which have financial and other resources greater than or comparable to ours. Our major competitors across our product lines include Baker Hughes, Halliburton, Schlumberger, TechnipFMC, Weatherford International, Aker Solutions, and NOV.

We believe that the most significant factors influencing our customers’ decision to utilize our products and services are our technology, service quality, safety track record and price. While we must be competitive in our pricing, we believe our customers select our products and services based on the technical attributes of our products and equipment, the level of technical and operational service we provide before, during and after the job and the know-how derived from our extensive operational track record.

Cyclicality

We are substantially dependent on conditions in the oil and natural gas industry, including the level of exploration, development and production activity of, and the corresponding capital spending by, E&P operators. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile.

Declines, as well as anticipated declines, in oil and natural gas prices could negatively affect the level of these activities and capital spending, which could adversely affect demand for our products and services and, in certain instances, result in the cancellation, modification or rescheduling of existing and expected orders and the ability of our customers to pay us for our products and services. These factors could have an adverse effect on our revenue and profitability.

Human Capital Management

Our employees are a critical asset which are key to our innovative culture and overall success. We are focused on our high-performance culture through attracting, engaging, developing, retaining and rewarding top talent. We strive to enhance the economic and social well-being of our employees and the communities in which we operate. We are committed to providing a welcoming, inclusive environment for our workforce. As a global company, we seek to hire locally and employ a workforce that is representative of the end markets in which we operate. We believe that we have been successful in part due to our No Barriers culture as we believe our culture attracts and retains top industry talent and has been a key ingredient in the success we have achieved. We promote a culture of innovation and seek to incentivize our employees to create value for our organization. We believe that our culture is unique for the oil and natural gas industry, and we will seek to remain an employer of choice for top talent.

As of December 31, 2024, we had a total of 2,683 employees. Substantially all of the Company’s employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good.

The health, safety, and well-being of our employees is of the utmost importance. We are one of the leaders in our industry with a strong track record in safety.

We provide employees the option to participate in health and welfare plans, including medical, dental, life, accidental death and dismemberment and short-term and long-term disability insurance plans.

Environmental, Health and Safety Regulation

Our operations and those of our customers are subject to domestic (including U.S. federal, state and local) and international laws and regulations with regard to air, land and water quality and other environmental matters. Numerous federal, state and local governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”), issue laws and regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before commencing operations, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with our operations, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas and other protected areas, require action to prevent or remediate pollution from current or former operations, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from our operations or related to our owned or operated facilities. Liability under such laws and regulations is often strict (i.e., no showing of “fault” is required) and can be joint and several. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as those of our customers and the oil and natural gas industry in general. We have not experienced any material adverse effect from compliance with these requirements. This trend, however, may not continue in the future. Changes in standards of enforcement of existing laws and regulations, as well as the enactment and enforcement of new legislation, may require us and our customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation. Our environmental compliance expenditures, our capital costs for environmental control equipment and the market for our products may change accordingly.

Hazardous Substances and Waste Handling. The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. We are required to manage the transportation, storage and disposal of hazardous and non-hazardous wastes generated by our operations in compliance with applicable laws, including RCRA.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and former owner or operator of the site where the release occurred, and anyone who disposed of or arranged for the disposal of a hazardous substance released at the site. We currently own, lease, or operate numerous properties used for manufacturing and other operations. In the event of a release from these properties, under CERCLA, RCRA and analogous state laws, we could be required to remove substances and wastes, remediate contaminated property, or perform remedial operations to prevent future contamination, even if the releases are not from our operations. In addition, neighboring landowners and other third parties may also file claims for personal injury and property damage allegedly caused by releases into the environment. Any obligations to undertake remedial operations in the future may increase our cost of doing business and may have a material adverse effect on our financial condition and results of operations.

Water Discharges. The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws restrict and control the discharge of pollutants into “Waters of the United States.” Discharges to water associated with our operations require appropriate permits from state agencies and may add material costs to our operations. The adoption of more stringent criteria in the future may also increase our costs of operation. The Clean Water Act and analogous state laws provide administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges. The scope of waters regulated under the Clean Water Act has fluctuated in recent years. In January 2023, the EPA and U.S. Army Corps of Engineers finalized a rule that expanded the scope of waters subject to Clean Water Act jurisdiction. In May 2023, the U.S. Supreme Court narrowed the EPA’s regulation of wetlands under the Clean Water Act and, in September 2023, the EPA and the U.S. Army Corps of Engineers published a final rule conforming their regulations to the decision. However, to the extent the EPA or the U.S. Army Corps of Engineers broadly interpret their jurisdiction, a more expansive approach to the range of properties subject to the Clean Water Act’s jurisdiction may cause a material adverse effect on the operation costs of customers, thereby potentially reducing demand for our products.

Air Emissions. The federal Clean Air Act (“CAA”), as amended, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. These laws and regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations. We believe that we are in substantial compliance with all applicable air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations.

Employee Health and Safety. We are subject to a number of federal and state laws and regulations, including OSHA and comparable state statutes, establishing requirements to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and the public. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to worker health and safety. As of December 31, 2024, we were in compliance with laws and regulations relating to worker health and safety.

Climate Change. International, national and state governments and agencies are currently evaluating and/or promulgating legislation and regulations that are focused on restricting GHG emissions. These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards and incentives or mandates for renewable energy. Consideration of further legislation or regulation may be impacted by the Paris Agreement, which was announced by the parties to the United Nations Framework Convention on Climate Change in December 2015 and which calls on signatories to set progressive GHG emission reduction goals. Although the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which went into effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52% below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties in

Glasgow, Scotland, the United States and other world leaders made further commitments to reduce GHG emissions, including reducing global methane emissions by at least 30% by 2030 from 2020 levels. More than 150 countries have now signed on to this pledge. Recently, at the 28th Conference of the Parties in the United Arab Emirates, world leaders agreed to transition away from fossil fuels in a just, orderly and equitable manner and to triple renewables and double energy efficiency globally by 2030. Additionally, the Biden Administration announced a new climate target for the United States on December 19, 2024, which includes a 61-66% reduction in economy-wide net GHG emissions by 2035, as compared to 2005 levels. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international climate commitments. Though President Trump issued an executive order on January 20, 2025, directing the United States Ambassador to the United Nations to immediately withdraw from the Paris Agreement, these commitments could further reduce demand and prices for fossil fuels.

In 2021 and 2022, President Biden signed the Infrastructure Investment and Jobs Act and the Inflation Reduction Act (the “IRA”), which contain billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration, among other provisions. Also, in March 2024, the EPA finalized ambitious rules to reduce harmful air pollutant emissions, including greenhouse gases, from light-, medium-, and heavy-duty vehicles beginning in model year 2027. These incentives and regulations could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for, and, in turn, the prices of, the oil and natural gas, which could have a material and adverse impact on demand for our products. In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. The IRA amends the Clean Air Act to impose a fee on the emission of methane that exceeds an applicable waste emissions threshold from sources required to report their greenhouse gas emissions to the EPA, including those sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. On November 18, 2024, the EPA published final regulations to facilitate compliance with the methane emissions charge. The methane emissions charge must be paid no later than August 31 of the year following the reporting period and starts at $900 per ton of methane in 2024, increases to $1,200 in 2025, and will be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA. The methane emissions charge could increase our customers’ operating costs, which could adversely impact our business. However, on January 20, 2025, President Trump signed multiple executive orders seeking to reverse many of these climate rules and incentives, including pausing the disbursement of funds under the IRA and eliminating the “electric vehicle mandate.” Despite this shift, numerous proposals have been made and are likely to continue to be made at the international, regional and state levels of government that are intended to limit GHG emissions by enforceable requirements and voluntary measures.

The EPA has also finalized a series of GHG monitoring, reporting, and emissions control rules for the oil and natural gas industry, and almost one-half of U.S. states have taken measures to reduce emissions of GHGs, primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs. In addition, states have imposed increasingly stringent requirements related to the venting or flaring of gas during oil and natural gas operations.

In general, these regulatory changes do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies that are our competitors. However, to the extent our customers are subject to these or other similar proposed or newly enacted laws and regulations, the additional costs incurred by our customers to comply with such laws and regulations could impact their ability or desire to continue to operate at current or anticipated levels, which would negatively impact their demand for our products and services. In addition, any new laws or regulations establishing cap-and-trade or that favor the increased use of non-fossil fuels—such as the IRA—may dampen demand for oil and natural gas production and lead to lower spending by our customers for our products and services. Similarly, to the extent we are or become subject to any of these or other similar proposed or newly enacted laws and regulations, we expect that our efforts to monitor, report and comply with such laws and regulations, and any related taxes imposed on companies by such programs, will increase our cost of doing business and may have a material adverse effect on our financial condition and results of operations. Moreover, any such regulations could ultimately restrict the exploration and production of fossil fuels, which could adversely affect demand for our products.

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against certain energy companies and could allege personal injury, property damages or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Hydraulic Fracturing. Many of our customers utilize hydraulic fracturing in their operations. Environmental concerns have been raised regarding the potential impact of hydraulic fracturing on underground water supplies. These concerns have led to several regulatory and governmental initiatives in the United States to restrict the hydraulic fracturing process, which could have an adverse impact on our customers’ completion or production activities. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” including water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. The EPA has also issued regulations under the U.S. Clean Air Act governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and published on June 28, 2016 a final rule prohibiting the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In some instances, states and local governments have enacted more stringent hydraulic fracturing restrictions or bans on hydraulic fracturing activities. These and other similar state and foreign regulatory initiatives, if adopted, would establish additional levels of regulation for our customers that could make it more difficult for our customers to complete natural gas and oil wells and could adversely affect the demand for our equipment and services, which, in turn, could adversely affect our financial condition, results of operations or cash flows.

State and federal regulatory agencies have also recently focused on a possible connection between the operation of injection wells used for oil and natural gas wastewater disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region. In March 2016, the U.S. Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity, and regulators in some states are seeking to impose additional requirements related to underground injection activities. For example, the Oklahoma Corporations Commission has implemented a variety of measures, including the adoption of the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications and may restrict operations at existing wells. The Texas Railroad Commission has also implemented measures to assess the potential for seismic activity in the vicinity of disposal wells, and it has restricted and indefinitely suspended disposal well activities in some cases.

Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, oil and natural gas activities utilizing hydraulic fracturing or injection wells for waste disposal, which could indirectly impact our business, financial condition and results of operations. In addition, these concerns may give rise to private tort suits from individuals who claim they are adversely impacted by seismic activity they allege was induced. Such claims or actions could result in liability for property damage, exposure to waste and other hazardous materials, nuisance or personal injuries, and require our customers to expend additional resources or incur substantial costs or losses. This could, in turn, adversely affect the demand for our products.

Although we do not conduct hydraulic fracturing, increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and natural gas production activities using hydraulic fracturing techniques. In addition, the adoption of new laws or regulations at the federal, state, local or foreign level imposing reporting obligations on, or otherwise limiting, delaying or banning, the hydraulic fracturing process or other processes on which hydraulic fracturing relies, such as water disposal,could make it more difficult to complete oil and natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our products.

Offshore Drilling. Various new regulations intended to improve offshore safety systems and environmental protection have been issued since 2010 that have increased the complexity of the drilling permit process and may limit the opportunity for some operators to continue deepwater drilling in the Gulf of Mexico, which could have an adverse impact on our customers’ activities. For example, on August 23, 2023, the Bureau of Safety and Environmental Enforcement (“BSEE”) published a final blowout preventer system sand well control rule that strengthens testing and performance requirements for blowout preventers and other well control equipment. Additionally, on April 24, 2024, the Bureau of Ocean Energy Management (“BOEM”) published a final rule to modify the financial assurance requirements for offshore leaseholders. BOEM estimates that a total of $6.9 billion in new supplemental financial assurance will be required from lessees and grant holders under this final rule to cover potential costs of decommissioning activities. As such, these new financial assurance requirements may increase our customers’ operating costs and impact our customers’ ability to obtain leases, thereby, reducing demand for our products. Additionally, on January 6, 2025, President Biden issued two Presidential Memoranda to ban new offshore oil and gas drilling in most U.S. coastal waters. Biden’s actions would have withdrawn more than 625 million acres of the U.S. ocean, including the entirety of U.S. East coast, the eastern Gulf of Mexico, the Pacific off the coasts of Washington, Oregon, and California, and additional portions of the Northern Bering Sea in Alaska, from future oil and gas leasing, though President Trump reversed the plan with his own executive order on January 20, 2025. Third-party challenges to industry operations in the Gulf of Mexico may also serve to further delay or restrict activities. For example, in August 2022, the District of Columbia Circuit Court of Appeals found two oil leases in the Gulf of Mexico were unlawful for failure to properly analyze risk under the National Environmental Policy Act. If the new regulations, policies, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant impairment to expected profitability on projects or an unjustifiable increase in risk, they could discontinue or curtail their offshore operations, thereby adversely affecting the demand for our equipment and services, which, in turn, could adversely affect our financial condition, results of operation, or cash flows.

Insurance and Risk Management

We provide products and systems to customers involved in oil and natural gas exploration, development and production. We also provide parts, repair services and field services associated with installation at all of our facilities and service centers throughout North America, Latin America, Europe, the Middle East and Asia, as well as at customer sites. Our operations are subject to hazards inherent in the oil and natural gas industry, including accidents, blowouts, explosions, cratering, fires, oil spills and hazardous materials spills. These conditions can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and wildlife, and interruption or suspension of operations, among other adverse effects. In addition, claims for loss of oil and natural gas production and damage to formations can occur. If a serious accident were to occur at a location where our equipment and services are being used, it could result in our being named as a defendant to lawsuits asserting significant claims.

Despite our efforts to maintain safety standards, we have suffered accidents in the past, and we anticipate that we could experience accidents in the future. In addition to the property and personal losses from these accidents, the frequency and severity of these incidents affect our operating costs and insurability, as well as our relationships with customers, employees and regulatory agencies. Any significant increase in the frequency or severity of these incidents, or the general level of compensation awards, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance and could have other adverse effects on our financial condition and results of operations.

We rely on customer indemnifications and third-party insurance as part of our risk mitigation strategy. However, our customers may be unable to satisfy indemnification claims against them. In addition, we indemnify our customers against certain claims and liabilities resulting or arising from our provision of goods or services to them. Our insurance may not be sufficient to cover any particular loss or may not cover all losses. We carry a variety of insurance coverages for our operations, and we are partially self-insured for certain claims, in amounts that we believe to be customary and reasonable. Historically, insurance rates have been subject to various market fluctuations that may result in less coverage, increased premium costs, or higher deductibles or self-insured retentions.

Facilities

Our corporate headquarters are located in Humble, Texas. Please refer to “Item 2—Properties” for information with respect to our other facilities. We believe that our facilities are adequate for our current operations.

Item 1A. Risk Factors.

Risks Related to Our Business

Our business and financial performance depends primarily upon the general level of activity in the oil and natural gas industry, including the number of drilling rigs in operation, the number of oil and natural gas wells being drilled, the volume of production, the number of well completions and the level of well remediation activity and the corresponding capital expenditures by oil and natural gas companies within North America, the Middle East, Latin America and Europe, among other global markets. A decline in prices for oil and natural gas may have an adverse effect on our revenue, cash flows, profitability and growth.

Demand for most of our products and services depends primarily on the level of activity in the oil and natural gas industry in North America, the Middle East, Latin America and Europe, among other global markets. As a result, our operations are dependent on the levels of activity and capital spending in oil and natural gas exploration, development and production. A prolonged reduction in oil and natural gas prices would generally depress the level of oil and natural gas exploration, development, production, and well completion activity and would result in a corresponding decline in the demand for the products and services that we provide. The significant decline in oil and natural gas prices that occurred in 2020 caused a reduction in our customers’ spending and associated drilling and completion activities, which had an adverse effect on our revenue. While oil and natural gas prices have since increased, should prices again decline, similar declines in our customers’ spending would have an adverse effect on our revenue. In addition, a worsening of these conditions may result in a material adverse impact on certain of our customers’ liquidity and financial position resulting in further spending reductions, delays in the collection of amounts owing to us and other similar impacts.

Many factors over which we have no control affect the supply of and demand for, and our customers’ willingness to explore, develop and produce oil and natural gas, and therefore, influence the volumes we can sell and the prices we can charge for our products and services, including:

•
the global supply of, and demand for, oil and natural gas;
•
the level of prices, and expectations about future prices, of oil and natural gas;
•
the level of global oil and natural gas exploration and production;
•
the cost of exploring for, developing, producing and delivering oil and natural gas;
•
the supply of and demand for our products and services;
•
global or national health concerns, including health epidemics such as the COVID-19 pandemic;
•
the expected decline rates of current production;
•
inability to acquire or maintain necessary permits or mining or water rights;
•
the price and quantity of foreign imports;
•
political and economic conditions in oil and natural gas producing countries and regions, including the United States, the Middle East, Africa, Europe, Latin America and Russia;
•
actions by the members of OPEC+ and other oil-producing countries with respect to oil production levels and announcements of potential changes in such levels;
•
speculative trading in crude oil and natural gas derivative contracts;
•
the level of consumer product demand;
•
the discovery rates of new oil and natural gas reserves;
•
contractions in the credit market;
•
the strength or weakness of the U.S. dollar;
•
available pipeline and other transportation capacity;
•
the levels of oil and natural gas storage;
•
the proximity and capacity of oil and natural gas pipelines and other transportation facilities;
•
adverse weather conditions and other natural disasters;

•
U.S. and non-U.S. tax policy;
•
U.S. and non-U.S. governmental approvals and regulatory requirements and conditions;
•
the continued threat of terrorism and the impact of military and other action, including military action in the Middle East and the Russia-Ukraine war;
•
technical advances affecting energy consumption;
•
the price and availability of alternative fuels and energy sources;
•
uncertainty in commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing;
•
acquisition and divestiture activity among oil and natural gas producers;
•
cyclical/seasonal business and dependence upon spending of our customers;
•
competition among oilfield service and equipment providers;
•
changes in transportation regulations that result in increased costs or administrative burdens; and
•
overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. A decline in oil and natural gas prices may have a material adverse effect on our business, results of operations and financial condition.

The cyclical nature of the oil and natural gas industry may cause our operating results to fluctuate.

We derive our revenues from companies in the oil and natural gas exploration and production and oilfield services industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices. We have experienced, and may in the future experience, significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. For example, prolonged low commodity prices experienced by the oil and natural gas industry during 2015, 2016 and in 2020, combined with adverse changes in the capital and credit markets, caused many exploration and production companies to reduce their capital budgets and drilling activity. This resulted in a significant decline in demand for oilfield services and products and adversely impacted the volume of products and services oilfield services companies could sell, and the prices oilfield services companies could charge for their products and services. In addition, a majority of the revenue we earn is based upon product sales at market pricing. By selling our products at market pricing, we are exposed to the risks of a rapid reduction in prices and resulting volatility in our revenues.

We are subject to risks relating to existing international operations and expansion into new geographical markets.

We continue to focus on expanding sales globally as part of our overall growth strategy and expect sales from outside the United States to continue to represent a significant and growing portion of our revenue. Our international operations and global expansion strategy are subject to general risks related to such operations, including:

•
political, social and economic instability and disruptions;
•
terrorist threats or acts, war and civil disturbances;
•
export controls, economic sanctions, embargoes, import controls, duties and tariffs, and other trade restrictions;
•
the imposition of duties and tariffs and other trade barriers;
•
limitations on ownership and on repatriation or dividend of earnings;
•
transportation delays and interruptions;
•
labor unrest and current and changing regulatory environments;
•
foreign taxation, including changes in laws or differing interpretations of existing laws;
•
foreign and domestic monetary policies;
•
increased compliance costs, including costs associated with disclosure requirements and related due diligence;

•
difficulties in staffing and managing multi-national operations;
•
limitations on our ability to enforce legal rights and remedies;
•
access to or control of networks and confidential information due to local government controls and vulnerability of local networks to cyber risks; and
•
fluctuations in foreign currency exchange rates.

If we are unable to successfully manage the risks associated with expanding our global business or adequately manage operational risks of our existing international operations, these risks could have a material adverse effect on our growth strategy into new geographical markets,our reputation, our business, results of operations, financial condition and cash flows.

We often sell and rent products to IOCs and NOCs. Many IOCs and NOCs require products to undergo extensive registration and qualification processes before such product can be purchased or rented. This process can take several years to complete. We will seek to undergo these registration and qualification processes for our current and future products, and there is no guarantee our products will successfully complete these processes, or if they do, that such IOCs or NOCs will purchase or rent such products in the future.

We must comply with export and import controls, economic sanctions and embargoes, anti-boycott, and other international trade laws and any failure to comply with such laws could subject us to liability and have a material adverse impact on our business, financial condition and results of operations.

We conduct business globally, and our business activities and services are subject to import and export controls, as well as economic sanctions, embargoes, anti-boycott, and other international trade laws of the United States and other countries. We must comply with U.S. and other applicable export and import controls, economic sanctions, embargoes, anti-boycott, and other international trade laws, including the U.S. Commerce Department’s Export Administration Regulations and economic sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the U.S. Department of State. In addition, the movement of goods, services and technology subjects us to complex legal regimes governing international trade. Our import activities are governed by unique tariff and customs laws in each of the countries where we import. Further, we must comply with controls on the export or reexport of certain goods, services and technology, as well as economic sanctions that prohibit or restrict business activities in, with or involving certain persons, entities or countries. Although we have instituted policies and procedures designed to promote compliance with such controls and laws, violations of import or export controls, economic sanctions, embargoes, anti-boycott, or other international trade laws could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations or licenses needed to conduct aspects of our business, default under debt, reputational harm and other adverse consequences. Moreover, if any of our counterparties or jurisdictions where we do business becomes the target of economic sanctions or other trade restrictions, we may face an array of issues, including, but not limited to, having to abandon the related project or business, being unable to recoup prior invested time and capital or being subject to lawsuits, investigations or regulatory proceedings that could be time consuming and expensive to respond to, and which could lead to sanctions, criminal or civil fines or penalties, loss of authorizations or licenses needed to conduct aspects of our business, default under debt, reputational harm and other adverse consequences. Furthermore, the laws concerning import and export controls, including record keeping and reporting, economic sanctions, embargoes, anti-boycott, and other international trade laws are complex and constantly changing and we cannot predict how these laws or their interpretation, administration and enforcement will change over time. Moreover, they may be adopted, enacted, amended, enforced or interpreted in a manner that could materially impact our operations.

Our business, financial condition and results of operations may be affected by economic sanctions and export controls, including those targeting Russia.

In response to Russia’s military action in Ukraine in 2022, the United States, the European Union and the United Kingdom, among others, have imposed significant economic sanctions and export control measures on Russia and others supporting Russia’s military and political actions in Ukraine, including, blocking or “asset freezing” sanctions on designated entities and individuals; restrictions on the Russian energy and financial sectors; blocking economic activity in certain areas of Ukraine not controlled by the Ukrainian government; prohibitions in relation to investment in Russia; prohibitions and restrictions relating to Russian origin oil and oil products; and export controls limiting the export of a wide range of goods and technical assistance to Russia. In response, Russia has implemented counter-sanctions, including restrictions on the divestment from Russian assets by foreign investors and restrictions on the payments of dividends and transfers of funds out of Russia by foreign investors. Although we have minimal operational exposure in Russia with no revenue for the year ended December 31, 2024, and we do not intend to commit further capital towards projects in Russia, the full impact of the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and they could adversely affect oil and gas companies, including many of which are our customers, as well as the global supply chain.

Our operations outside the United States must comply with a number of U.S. and other anti-corruption laws, violations of which could have a material adverse effect on our business, results of operations, and financial condition.

We must comply with the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar laws in other countries that generally prohibit companies and their agents and employees from providing anything of value to a foreign official or other person for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. We do business and have operations in a number of developing countries that have relatively underdeveloped legal and regulatory systems compared to more developed countries. Several of these countries are generally perceived as presenting a higher than normal risk of corruption, or as having a culture in which requests for improper payments are not discouraged. As a result, we may be subject to risks under the FCPA, the United Kingdom's Bribery Act of 2010 and similar laws in other countries. Our activities create the risk of unauthorized payments or offers of payments by our employees or agents that could be in violation of anti-corruption laws, even though some of these parties are not subject to our control. We have internal control policies and procedures, including our Code of Business Conduct and Ethical Practices, and have implemented training and compliance programs for our employees and agents to promote and achieve compliance with the FCPA and other similar laws. However, we cannot assure that our compliance policies, and procedures, and programs are or will be sufficient or that our directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible. We are also subject to the risks that our employees and agents outside of the United States may act or fail to act in violation of such laws or our compliance policies. Violations of anti-corruption laws may result in severe criminal or civil fines, penalties or sanctions, such as fines, imprisonment, sanctions, debarment from government contracts, seizure of shipments, loss of import and export privileges, and we may be subject to other liabilities, more onerous compliance requirements, default under debt, reputational harm and other adverse consequences, which could have a material adverse effect on our business, results of operations and financial condition. In addition, actual or alleged violations of such laws could be expensive and consume significant time and attention of senior management to investigate and resolve, as well as damage our reputation and ability to do business, including our ability to win future business and maintain existing customer and supplier relationships, any of which could have a material adverse effect on our business and our results of operations, financial position and cash flows.

The scope of our international operations subjects us to risks from currency fluctuations that could adversely affect our liquidity, financial position and results of operations.

Our non-U.S. operations generate significant revenues and earnings. Fluctuations in foreign currency exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of the products we provide in international markets where payment for our products is made in the local currency. We have significant operations in several key International and Offshore markets, including the Middle East, Latin America and Europe, among others, where we earned approximately 45% of our revenues in 2024. Although not all revenue is priced in local currency, our financial results are affected by currency fluctuations, and the impact of those currency fluctuations on the underlying economies. We generally do not use financial instruments that expose us to significant risk involving foreign currency transactions; however, the relative size of our non-U.S. activities has a significant impact on reported operating results and our net assets. Therefore, as exchange rates change, our results can be materially affected.

In addition, our foreign subsidiaries also hold significant amounts of cash that may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes of the applicable foreign country if we repatriate that cash to the United States.

Also, we have a diverse supply chain that utilizes international vendors to provide certain services, including machining services, and source raw materials, component parts and finished products from countries other than that of the intended sale. This practice can give rise to foreign exchange risk.

Policy changes affecting international trade and investments could adversely impact our supply chain, the demand for our products and our competitive position.

Changes in government policies on international trade and investment can affect the demand for our products and services, impact the competitive position of our products and services or prevent us from being able to sell or purchase products and services in or from certain countries. Our business benefits from free trade agreements, and efforts to withdraw from, or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, economic sanctions, anti-boycott laws, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flows. For example, we are experiencing and/or may experience in the future increased tariffs on certain of our products and product components from China, Mexico and Canada. We have planned and begun to implement various efforts in conjunction with our supply chain and end market partners to mitigate the impact of the increased tariffs, but we cannot predict how the tariffs and trade policies may change over time.

We are subject to taxation in many jurisdictions and there are inherent uncertainties in the final determination of our tax liabilities.

As a result of our U.S. and international operations, we are subject to taxation in many jurisdictions. Accordingly, our effective income tax rate and other tax obligations in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, the mix of business executed in deemed profit regimes compared to book income regimes, changes in the valuation of deferred tax assets and liabilities, disagreements with taxing authorities with respect to the interpretation of tax laws and regulations and changes in tax laws. In particular, foreign income tax returns of foreign subsidiaries and related entities are routinely examined by foreign tax authorities, and these tax examinations may result in assessments of additional taxes, interest or penalties. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to discretion. If our assessments are incorrect, it could have an adverse effect on our business and financial condition.

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

A change of control could limit our use of net operating losses.

Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) generally imposes an annual limitation on the amount of net operating losses (“NOLs”) that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock has increased their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change occurs, utilization of the relevant corporation’s NOLs would be subject to an annual limitation under Section 382, generally determined, subject to certain adjustments, by multiplying (i) the fair market value of such corporation’s stock outstanding at the time of the ownership change by (ii) a percentage approximately equivalent to the yield on long-term tax-exempt bonds during the month in which the ownership change occurs. Any unused annual limitation may be carried over to later years.

As of December 31, 2024, we had an NOL carryforward of approximately $298.8 million, principally consisting of tax attributes acquired from Dril-Quip and Rubicon. The Rubicon NOLs are subject to a significant limitation, however, we do not believe the Merger resulted in an ownership change under Section 382, so the $149.5 million of NOLs acquired from Dril-Quip are not limited.

Future changes in our stock ownership, however, could result in an additional ownership change under Section 382. Any such ownership change may substantially limit our ability to offset taxable income arising after such an ownership change with NOLs or other tax attributes generated prior to such an ownership change.

We face significant competition that may cause us to lose market share.

The oilfield services industry is highly competitive. The principal competitive factors impacting sales of our products are technology, service quality, safety track record and price. The market is also fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can. For instance, our larger competitors may offer products at below-market prices or bundle ancillary products and services at no additional cost to our customers. We compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Several of our competitors provide a broader array of products and services and have a stronger presence in more geographic markets.

Some jobs are awarded on a bid basis, which further increases competition based on price. Pricing is one of the primary factors in determining which qualified contractor is awarded a job. The competitive environment may be further intensified by mergers and acquisitions among oil and natural gas companies or other events that have the effect of reducing the number of available customers. If competition remains the same or increases as a result of future industry downturns, we may be required to lower our prices, which would adversely affect our results of operations. In the future, we may lose market share or be unable to maintain or increase prices for our present products or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. The amount of equipment available may exceed demand, which could result in active price competition.

In addition, competition among oilfield equipment providers is affected by each provider’s reputation for safety and quality. We cannot assure that we will be able to maintain our competitive position.

We are subject to the risk of supplier concentration for certain product lines.

Certain of our product lines, including frac plugs and well intervention tools, depend on a limited number of third-party suppliers and vendors, including for supplies of certain raw materials. As a result of this concentration in some of our supply chains, our business and operations could be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of any one of our key suppliers, or a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture or sell certain of our products, or require us to depend on costly alternatives, which may impact financial performance.

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

We could lose customers or generate lower revenue, operating profits and cash flows if there are significant increases in the cost of raw materials or if we are unable to obtain raw materials.

We purchase raw materials, sub-assemblies and components for use in manufacturing operations, which exposes us to volatility in prices for certain commodities. Significant price increases for these commodities could adversely affect our operating profits. Even if we have multiple suppliers of a particular raw material, there are occasionally shortages which lead to price increases. Any significant disruption in supply could affect our ability to obtain raw materials or satisfactory substitutes or could increase the cost of such raw materials or substitutes, which could have a material adverse effect on our liquidity, financial position and results of operations. Should our current suppliers be unable or unwilling to provide the necessary parts, raw materials or equipment or otherwise fail to deliver the products timely and in the quantities required, any resulting delays in the provision of our products could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, like others in our industry, we continue to face inflation in raw materials cost. In addition to general inflationary pressures, adverse weather may also result in raw materials supply chain disruptions, that can lead to short-term raw material cost inflation. International conflicts or other geopolitical events, such as the continuing Russia-Ukraine war, may also cause upward pressure on raw materials costs due to transportation disruptions, higher manufacturing costs, disruptions in supply chains and availability of raw materials, interruptions in manufacturing operation, and heightened inflation. While we will generally attempt to mitigate the impact of increased raw material prices by endeavoring to make strategic purchasing decisions, broadening our supplier base and passing along increased costs to customers, there may be a time delay between the increased raw material prices and the ability to increase the prices of our products. For example, one of our product families depends on alloying elements such as magnesium, with China providing the majority of the world supply. Prices for alloying elements like magnesium are subject to constant volatility and may increase significantly from time to time. The inability to obtain necessary raw materials on acceptable terms could affect our ability to meet customer commitments and satisfy demand for certain products. Public health threats, such as the COVID-19 pandemic, severe influenza and other highly communicable viruses or diseases, in addition to international conflicts or other geopolitical events or extreme weather events could limit access to vendors and their facilities, or the ability to transport raw materials from our vendors, which would adversely affect our ability to obtain necessary raw materials for certain of our products or increase the costs of such materials. A significant price increase in or the unavailability of raw materials may result in a loss of customers and adversely impact our business, results of operations, financial condition and cash flows, and could result in asset impairments, including an impairment of the carrying value of our goodwill.

We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers or vendors could adversely impact our operations, cash flows and financial condition.

Weak economic conditions, volatility in the banking sector and/or widespread financial distress could reduce the liquidity of our customers, suppliers or vendors making it more difficult for them to meet their obligations to us. Severe financial problems encountered by our customers, suppliers and vendors could limit our ability to collect amounts owed to us or to enforce the performance of obligations owed to us under contractual arrangements and/or limit our ability to enter into future contractual arrangements with such customers, suppliers or vendors. Certain of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. In an economic downturn, commodity prices typically decline, and the credit markets and availability of credit can be expected to be constrained. Additionally, certain of our customers’ equity values could decline. The combination of lower cash flow due to commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of available debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to pay or otherwise perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Any increase in the nonpayment and nonperformance by our customers could have an adverse impact on our operating results and could adversely affect our liquidity.In the event that any of our customers was to enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our contracts with such customer at significant expense to us.

In addition, nonperformance by suppliers or vendors who have committed to provide us with critical products or services could raise our costs or interfere with our ability to successfully conduct our business. These factors, combined with volatile prices of oil and natural gas, may precipitate a continued economic slowdown and/or a recession.

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

Growth in drilling and completion activity, and our ability to benefit from such growth, could be adversely affected by any significant constraints in equipment, labor or takeaway capacity in the regions in which we operate.

Growth in drilling and completion activity may be impacted by, among other things, the availability and cost of oil country tubular goods, pipeline capacity, and material and labor shortages. Should significant growth in activity occur there could be concerns over availability of the equipment, materials and labor required to drill and complete a well, together with the ability to move the produced oil and natural gas to market. Should significant constraints develop that materially impact the efficiency and economics of oil and natural gas producers, growth in drilling and completion activity could be adversely affected. This would have an adverse impact on the demand for our products, which could have a material adverse effect on our business, results of operations and cash flows.

Equipment failures or production curtailments or shutdowns at our manufacturing and production facilities could adversely affect our manufacturing capability.

Our manufacturing capacity is subject to equipment failures and the risk of catastrophic loss due to unanticipated events, such as fires, explosions and adverse weather conditions. Our manufacturing processes depend on critical pieces of equipment. Such equipment may, on occasion, be out of service as a result of unanticipated failures, which could require us to close part or all of the relevant manufacturing and production facility or cause us to reduce production on one or more of our product lines. Any interruption in manufacturing capability may require us to make significant and unanticipated capital expenditures to effect repairs,which could have a negative effect on our profitability and cash flows. We carry extra expense coverage; however, recoveries under insurance coverage that we currently maintain or may obtain in the future may not be sufficient to completely offset the lost revenues or increased costs resulting from a disruption of our operations. A sustained disruption to our business could also result in delays to or cancellations of customer orders and contractual penalties, which may also negatively impact our reputation among our customers. Any or all of these occurrences could have a material adverse effect on our business, results of operations, financial condition and prospects.

We rely on a few key employees whose absence or loss could adversely affect our business.

Many key responsibilities within our business have been assigned to a small number of employees. We depend on our current senior management for the implementation of our strategy and the supervision of our day-to-day activities. However, there can be no assurance that these individuals will continue to make their services available to us in the future. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our senior management team could disrupt our operations. The loss or diminution of the services of our senior management or an inability to attract and retain additional senior management personnel could have a material adverse effect on our business, financial condition, results of operations and prospects. Further, competition in our industry for personnel with relevant expertise is intense due to the relatively small number of qualified individuals, and this competition could affect our ability to retain our existing senior management and attract additional suitably qualified senior management personnel. As a result, the departure of key managers could have a material adverse effect on our business, financial condition, results of operations and prospects. We do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

If we are unable to employ a sufficient number of skilled and qualified workers, our capacity and profitability could be diminished and our growth potential could be impaired.

Many of our products are mechanically complex and often must perform in extremely challenging conditions. The design and delivery of our products requires skilled and qualified technical personnel with specialized skills and experience, and our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, and the supply is limited. As a result, competition for experienced personnel is intense, and we face significant challenges in competing for crews and management with large and well- established competitors. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If either of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.

A negative shift in investor sentiment of the oil and natural gas industry has had and could in the future have adverse effects on our customers’ operations, our business and on our access to investors and financing.

Certain segments of the investor community have developed negative sentiment towards investing in our industry. Equity returns over the last decade in the sector versus other industry sectors have led to lower oil and natural gas and related services representation in certain key equity market indices. Investors and lenders may factor historical returns into future investment and financing decisions. In addition, some investors, including investment advisors and certain sovereign wealth funds, pension funds, university endowments and family foundations, have stated policies to disinvest in the oil and natural gas sector based on their social and environmental considerations. Certain other stakeholders have also pressured commercial and investment banks and other lenders and investors to stop financing oil and natural gas production and related infrastructure projects, which adversely affects our customers. Such developments, including environmental activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oilfield service companies, including ours. While a substantial number of banks and financing sources remain active in investments related to the oil and natural gas and oilfield services industries, it is possible that the investment avoidance or limitation theme could expand in the future and restrict access to capital for our customers and for companies like us.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to environmental, social and governance matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable environmental, social and governance ratings and recent activism directed at shifting funding away from companies with fossil fuel-related assets could lead to increased negative investor sentiment toward our customers and us and to the diversion of investment to other industries, which could have a negative impact on our business and both our and our customers’ access to and cost of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies based on climate change-related concerns, which could affect our or our customers’ access to capital for potential growth projects. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence and have adverse effects on our business and financial results, particularly if they result in adverse publicity or widespread reaction on social media.

Our ability to access capital and credit markets or borrow on affordable terms to obtain additional capital could be limited.

From time to time, we may need to access capital or credit markets to obtain financing. Our ability to access capital or credit markets for financing could be limited by oil and natural gas prices, our capital structure, our credit ratings, the state of the economy, the health or market perceptions of the oil and natural gas industry, the liquidity or instability of the capital markets, regional banks or other lending institutions and environmental, social and governance considerations and other factors. Many of the factors that affect our ability to access capital and credit markets are outside of our control. Among other things, our lenders may seek to increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity at favorable terms or at all and may reduce or cease to provide funding to us. While we seek to diversify, and evaluate the risk exposure of, the financial institutions with which we do business, we cannot guarantee that any such institution will not be placed into receivership or otherwise be negatively impacted by the current volatility in the banking sector. No assurance can be given that we will be able to access capital or credit markets on terms acceptable to us when required to do so, which could have a material adverse impact on our business, financial condition and results of operations.

The growth of our business through recently completed acquisitions and potential future acquisitions may expose us to various risks, including those relating to difficulties in identifying suitable, accretive acquisition opportunities and integrating businesses, assets and personnel, as well as difficulties in obtaining financing for targeted acquisitions and the potential for increased leverage or debt service requirements.

We have pursued and intend to continue to pursue selected, accretive acquisitions of complementary assets and businesses, such as the Merger and the acquisition of DWS. Acquisitions involve numerous risks, including:

•
unanticipated costs and exposure to liabilities assumed in connection with the acquired business or assets, including, but not limited to, environmental liabilities and title issues;
•
difficulties in integrating the operations and assets of the acquired business and the acquired personnel;
•
complexities associated with managing a larger, more complex, integrated business;
•
limitations on our ability to properly assess and maintain an effective internal control environment over an acquired business;
•
potential losses of key employees, customers and business partners of the acquired business;
•
performance shortfalls at one or both of the companies as a result of the diversion of management’s attention from their day-to-day responsibilities caused by completing an acquisition and integrating an acquired business into the combined company;
•
risks of entering markets in which we have limited prior experience; and
•
increases in our expenses and working capital requirements.

The process of integrating an acquired business may involve unforeseen costs and delays or other operational, technical and financial difficulties, and may require a significant amount of time and resources. We may experience difficulties in integrating a future acquired business’s operations into our business and in realizing expected benefits and synergies from a future acquisition. The integration process may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. If we are unable to successfully integrate the operations of future acquired businesses with our business, we may be unable to achieve consolidation savings and may incur unanticipated costs and liabilities.

Our failure to incorporate acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations.

Furthermore, competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions.

In addition, we may not have sufficient capital resources to complete any additional acquisitions. Historically, we have financed our acquisitions primarily with funding from our equity investors, commercial borrowings and cash generated by operations, as well as equity consideration and debt financing arrangements. We may incur substantial indebtedness to finance future acquisitions and also may issue equity, debt or convertible securities in connection with such acquisitions. Debt service requirements could represent a significant burden on our results of operations and financial condition, and the issuance of additional equity or convertible securities could be dilutive to our existing stockholders. Furthermore, we may not be able to obtain additional financing as needed or on satisfactory terms.

Our ability to continue to grow through acquisitions and manage growth will require us to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees. The inability to effectively manage the integration of acquisitions could reduce our focus on current operations, which, in turn, could negatively impact our earnings and growth. Our financial position and results of operations may fluctuate significantly from period to period, based on whether or not significant acquisitions are completed in particular periods.

The failure to integrate successfully the businesses of Dril-Quip and Legacy Innovex could adversely affect the Company’s future results.

The Merger involves the integration of two companies that prior to September 6, 2024, operated independently. The success of the Merger will depend – in large part – on the ability of the Company to realize the anticipated benefits, including cost savings, among others, from combining the businesses of Dril-Quip and Legacy Innovex. To realize these anticipated benefits, the businesses of Dril-Quip and Legacy Innovex must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the Company not achieving the anticipated benefits of the Merger.

Company management believes that the Merger will provide operational and financial scale, increasing free cash flow and enhancing the Company’s corporate returns on invested capital. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Merger. The anticipated benefits of the Merger and actual operating, technological, strategic and revenue opportunities may not be realized fully or at all, or may take longer to realize than expected. If the Company is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Merger within the anticipated timing or at all, the Company’s business, financial condition and operating results may be adversely affected.

The Company has also incurred and will continue to incur significant integration-related costs and there is potential for unknown liabilities, unforeseen expenses, delays associated with post-Merger integration activities and performance shortfalls of the Company as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Additionally, there are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including accounting and finance, asset management, benefits, billing, health, safety and environmental, human resources, maintenance, marketing, payroll and purchasing. The expenses of integrating these systems could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings.

Inflation could adversely impact our operating results and the global economy.

Inflation affects the costs of goods and services that we use, including raw materials to manufacture our products, as well as transportation and logistical costs and other external costs and services, Inflation also affects labor costs, which are a significant element of our overall cost structure. If these costs cannot be passed on to customers, our margins could be reduced.

Inflation also leads to increased interest rates as country monetary policies combat inflation. This can result in reduced economic growth and recessionary conditions, as well as higher borrowing costs.

Global inflation significantly increased in 2022 and 2021 related to the COVID-19 economic recovery and associated disruptions in global demand, supply chains/logistics, and labor markets, as well as the war in Ukraine and related significant increase in energy costs. While the global inflation rate began to ease in 2023 and 2024 as a result of central bank policy tightening, core inflation has proved persistent as a result of the preceding factors, in addition to others such as the escalating number of significant geopolitical conflicts throughout the world.

These inflationary conditions could have a greater impact on our operating results in future years. The pace of inflationary changes can also occur more quickly than our ability to respond with corresponding price increases and cost optimization or reduction measures. In addition, there may be differences in inflation rates between countries where we incur the major portion of our costs and other countries where we sell products, which may limit our ability to recover increased costs. The competitive environment in which we operate may also limit our ability to recover higher costs through increased selling prices.

Disruptions in our supply chain for materials and components and the resulting increase in equipment and logistics costs could adversely affect our financial performance.

We are subject to risk from fluctuating manufacturing costs of our products based on surging consumer demand. Prices of these manufacturing costs, including the components and materials of our products, may be affected by supply restrictions or other market factors from time to time. We cannot predict whether the countries in which the components and materials are sourced, or may be sourced in the future, will be subject to new or additional trade restrictions, including the likelihood, type or effect of any such restrictions. Trade restrictions, including embargoes, safeguards and customs restrictions against certain components and materials, as well as labor strikes and work stoppages or boycotts, could increase the cost or reduce or delay the supply of components and materials available to us and our vendors, which could delay or adversely affect the scope of our projects under develop mentor construction and adversely affect our business, financial condition or results of operations.

We have identified and may in the future identify additional material weaknesses in internal controls over financial reporting, which may not be remedied in a timely manner and could affect the reliability of our financial statements and have other adverse consequences.

As more fully disclosed in “Item 9A. Controls and Procedures” of this Annual Report, Legacy Innovex previously identified two material weaknesses as Legacy Innovex did not design and maintain effective controls related to the accounting for income taxes at a sufficient level of precision or rigor and failed to employ personnel with adequate expertise to identify and evaluate complex income tax accounting matters. In addition, Dril-Quip identified a material weakness wherein Dril-Quip did not design and maintain effective controls over the financial statement classification of inventory write-downs related to restructurings.

As of December 31, 2024, management concluded that the material weakness previously reported by Dril-Quip had been remediated. Our management has implemented remediation steps related to the material weaknesses for Legacy Innovex but as of December 31, 2024, these Legacy Innovex material weaknesses have not been remediated. We continue to seek improvements to enhance our control environment and to strengthen our internal controls to provide reasonable assurance that our financial statements continue to be fairly stated in all material respects.

Effective internal controls are necessary for the us to provide reliable financial reports, prevent fraud and operate successfully. We cannot assure that we will not in the future have additional material weaknesses. Should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements. If we fail to remediate any future material weaknesses or maintain proper and effective internal control over financial reporting in the future, we may be required to restate our financial statements, experience delays in satisfying our reporting obligations or fail to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common stock.

Our indebtedness and liquidity needs could restrict our operations and make us more vulnerable to adverse economic conditions.

Our existing and future indebtedness, whether incurred in connection with acquisitions, operations or otherwise, and limited access to liquidity may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on such indebtedness as payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

•
increasing our vulnerability to general adverse economic and industry conditions;
•
the covenants that are contained in the agreements governing our indebtedness could limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

•
our debt covenants could also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;
•
any failure to comply with the financial or other debt covenants, including covenants that impose requirements to maintain certain financial ratios, could result in an event of default, which could result in some or all of our indebtedness becoming immediately due and payable;
•
our level of debt could impair our ability to obtain additional financing, or obtain additional financing on favorable terms, in the future for working capital, capital expenditures, acquisitions or other general corporate purposes; and
•
our business may not generate sufficient cash flow from operations to enable us to meet our obligations under our indebtedness.

Restrictions in our debt agreements and any future financing agreements may limit our ability to finance future operations, meet capital needs or capitalize on potential acquisitions and other business opportunities.

The operating and financial restrictions and covenants in existing and future debt agreements could restrict our ability to finance future operations, meet capital needs or expand or pursue our business activities. For example, our debt agreements restrict or limit our ability to:

•
grant liens;
•
incur additional indebtedness;
•
engage in a merger, consolidation or dissolution;
•
enter into transactions with affiliates;
•
sell or otherwise dispose of assets, businesses and operations;
•
substantially change the nature of our business; and
•
make acquisitions, capital expenditures or other investments and make dividends or repurchase our stock.

Furthermore, our debt agreements contain certain other operating and financial covenants, including the obligation to satisfy a certain fixed charge coverage ratio, a leverage ratio and a liquidity requirement. Our ability to comply with the covenants and restrictions contained in our debt agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our debt agreements, all or a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Our Credit Facility (as defined herein) is secured by liens on substantially all of our assets and certain of our future subsidiaries and guarantees from certain of our future subsidiaries, and any acceleration of our debt obligations could result in a foreclosure on the collateral securing such debt. Our debt agreements also require us to make mandatory prepayments in certain circumstances, including a requirement to make a prepayment of the term loans with a certain percentage of our excess cash flow each year. This excess cash flow payment, and other future required prepayments, will reduce our cash available for investment in our business. Any subsequent replacement of our debt agreements or any new indebtedness could have similar or greater restrictions. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.”

An increase in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability, decrease our liquidity and impact our solvency.

A number of our existing debt agreements provide for, and our future debt agreements may provide for, debt incurred thereunder to bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such indebtedness and materially reduce our profitability and cash flows.

Our and our customers’ operations are subject to unforeseen interruptions and hazards inherent in the oil and natural gas industry, for which we or our customers may not be adequately insured and which could cause us to lose customers and substantial revenue.

Our and our customers’ operations are exposed to the risks inherent to our industry, such as equipment defects, vehicle accidents, fires, explosions, blowouts, surface cratering, uncontrollable flows of gas or well fluids, pipe or pipeline failures, abnormally pressured formations and various environmental hazards, such as oil spills and releases of, and exposure to, hazardous substances. In addition, our and our customers’ operations are exposed to potential natural disasters, including blizzards, tornadoes, storms, floods, other adverse weather conditions and earthquakes. The occurrence of any of these events could result in substantial losses to us or our customers due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties or other damage resulting in curtailment or suspension of our operations or our customers’ operations. The cost of managing such risks may be significant. The frequency and severity of such incidents may affect operating costs, insurability and relationships with customers, employees and regulators. Our customers may elect not to purchase our products and services if they view our environmental or safety record as unacceptable, which could cause us to lose customers and substantial revenues.

Our insurance may not be adequate to cover all losses or liabilities we may suffer. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In addition, sub-limits have been imposed for certain risks. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations, which might severely impact our financial position.

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

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants, refineries or transportation facilities are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas, which, in turn, could also reduce the demand for our products. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.

We design, manufacture, sell, rent and install products that are used in oil and natural gas exploration, development and production activities, which may subject us to liability, including claims for personal injury, property damage, environmental contamination and other regulatory fines and penalties should such equipment fail to perform to specifications.

We provide products and systems to customers involved in oil and natural gas exploration, development and production. Some of our equipment is designed to operate in high-temperature and/ or high-pressure environments, and some equipment is designed for use in hydraulic fracturing operations. Because of applications to which our products are exposed, particularly those involving high pressure environments, a failure of such equipment, or a failure of our customers or their contractors to maintain or operate the equipment properly, could cause damage to the equipment, damage to the property of customers and others, personal injury and environmental contamination and could negatively impact customer relationships, which could subsequently have an adverse effect on our business, results of operations and cash flows.

Our customers typically assume responsibility for, including control and removal of, all pollution or contamination which may occur during operations, including that which may result from seepage or any other uncontrolled flow of drilling fluids. Losses due to catastrophic events, such as blowouts, are generally the responsibility of the customer. However, we may have liability in such cases if we are negligent or commit willful acts. In addition,we typically have mutual indemnification agreements with customers on a “knock-for-knock” basis, which generally means that we and our customers assume liability for our respective personnel, subcontractors and property. As a result of this allocation of risk, we may be liable for certain losses, which could be substantial. Furthermore, despite the general allocation of risk whereby our customers have agreed to assume responsibility for or indemnify us against certain liabilities, we might not succeed in enforcing such contractual allocation or might incur an unforeseen liability falling outside the scope of such allocation. Litigation arising from a catastrophic occurrence at a location where our products and equipment are being used may result in our being named as a defendant in lawsuits asserting large claims. In addition, our customers may be unable to satisfy indemnification claims against them. As a result, we may incur substantial losses which could materially and adversely affect our financial condition and results of operations.

In addition, we rely on third-party insurance as part of our risk mitigation strategy. However, our insurance may not be adequate to cover our liabilities. Further, insurance companies may refuse to honor their policies, or insurance may not generally be available in the future, or if available, premiums may not be commercially justifiable. We could incur substantial liabilities and damages that are either not covered by insurance or that are in excess of policy limits, or incur liability at a time when we are not able to obtain liability insurance. Such potential liabilities could have a material adverse effect on our business, results of operations and cash flows.

Oilfield anti-indemnity provisions enacted by many U.S. states may restrict or prohibit a party’s indemnification of us.

We typically enter into agreements with our customers governing the provision of our services, which usually include certain indemnification provisions for losses resulting from operations. Such agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Louisiana, New Mexico, Texas and Wyoming, have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such oilfield anti-indemnity acts may restrict or void a party’s indemnification of us, which could have a material adverse effect on our business, results of operations and cash flows.

Seasonal weather conditions, natural disasters, public health crises, and other catastrophic events outside of our control could severely disrupt normal operations and harm our business.

Our operations are located in different regions of the United States and around the world. Some of these areas are adversely affected by seasonal weather conditions, primarily in the winter and spring. Weather-related hazards can exist in almost all the areas where we operate. During periods of heavy snow, ice or rain, we may be unable to obtain adequate supplies of raw material or fuel or receive products shipped by a third party, and our employees may be unable to travel to supervise and manage implementation of our products and services, thereby reducing our ability to provide our products and technologies and generate revenues. The exploration activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water. As a result, a natural disaster or inclement weather conditions could severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations. Climate change may exacerbate the likelihood or intensity of such natural disasters or inclement weather conditions. Furthermore, if the area in which we operate or the market demand for oil and natural gas is affected by a public health crisis, or other similar catastrophic event outside of our control, our business and results of operations could suffer.

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

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Even if our TAM estimates are accurate or the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all. Market estimates and growth forecasts, including those of Rystad Energy and our management, are uncertain and based on assumptions and estimates that may be inaccurate. The size of our TAM depends on a number of factors, including changes in the competitive landscape, technological changes, customer budgetary constraints, changes in business practices, changes in the regulatory environment, changes in economic conditions and the price we can charge for our products and services. Even if the markets in which we compete meet the size estimates and growth rates we estimate or forecast, our business could fail to grow at similar rates, if at all, which could cause the trading price of our common stock to decline or be volatile.

Impairment in the carrying value of long-lived assets, inventory and intangible assets could negatively affect our operating results.

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we could incur additional impairment charges related to the carrying value of our long-lived assets.

Long-lived assets, including property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate our property and equipment and definite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We assess recoverability based on undiscounted future net cash flows. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. We incurred long-lived asset write-downs of approximately $3.5 million during the year ended December 31, 2024. These charges are reflected as “Impairment of long-lived assets” in our Consolidated Statements of Operations and Comprehensive Loss.

During 2024, Brent crude oil prices fluctuated, with a high of $93.12 per barrel, a low of $70.31 per barrel. According to the January 2025 release of the Short-Term Energy Outlook published by the Energy Information Administration (EIA) of the U.S. Department of Energy, Brent crude oil prices averaged approximately $81 per barrel in 2024, and the price is forecasted to average $74 per barrel in 2025 and $66 per barrel in 2026. Crude oil prices have fluctuated considerably in recent years, in large part due to the ongoing conflict between Russia and Ukraine. The conflict between Israel and Hamas may also have an impact on energy and commodity prices. We are unable to predict the impact that future supply and demand balances, weather events or conflicts may have on the global economy, our industry or our business, financial condition, results of operations or cash flows. Further, continued volatility in market conditions may further deteriorate the financial performance or future prospects of our operations from current levels, which may result in an impairment of long-lived assets or inventory and negatively impact our financial results in the period of impairment.

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

Risks Related to Environmental and Regulatory Matters

Our operations and the operations of our customers are subject to environmental, health and safety laws and regulations, and future compliance, claims, and liabilities relating to such matters may have a material adverse effect on our results of operations, financial position or cash flows.

The nature of our customers’ operations, including the sourcing, handling, transporting and disposing of a variety of fluids and substances, including hydraulic fracturing fluids, such as produced water, and other regulated substances, air emissions, and wastewater discharges exposes our customers to some risk of environmental liability, including the release of pollutants from oil and natural gas wells and associated equipment to the environment. Failure of our customers to properly handle, transport or dispose of these materials or otherwise conduct their operations in accordance with environmental, health and safety laws could expose such customers to substantial liability for administrative, civil and criminal penalties, cleanup and site restoration costs and liability associated with the release of such materials, damages to natural resources and other damages, which could have an adverse effect on our business, results of operations and cash flows. We are also subject to laws and regulations associated with equipment manufacturing operations, including the processing, and the related storage, handling, transportation and disposal of raw materials, products and wastes. The cost of compliance with these laws can be significant. We are required to invest financial and managerial resources to comply with such laws and regulations and anticipate that we will continue to be required to do so in the future.

Additionally, environmental, health and safety laws and regulations have changed in the past, and they may change in the future and become more stringent. Current and future claims and liabilities with respect to environmental, health and safety laws may have a material adverse effect on both us and our customers because of potential adverse outcomes, defense costs, diversion of management resources, unavailability of insurance coverage and other factors. If existing environmental, health and safety requirements or enforcement policies change, we may be required to make significant unanticipated operating expenditures. For more information, see “Business—Environmental, Health and Safety Regulation.”

Our operations, and those of our customers, are subject to compliance with governmental regulations related to climate change.

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden established addressing climate change as a priority of his administration and issued several executive orders addressing climate change. Additionally, in 2021 and 2022, President Biden signed into law the IRA, which contains billions of dollars in incentives and other provisions to advance the investment, development, and deployment of alternative energy sources and technologies. Moreover, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the Department of Transportation, set GHG emissions and fuel economy standards for vehicles in the United States. The regulation of methane from oil and natural gas facilities has been subject to uncertainty in recent years. The EPA previously had promulgated new source performance standards (“NSPS”) imposing limitations on methane emissions from sources in the oil and natural gas sector. Subsequently, in September 2020, the Trump Administration rescinded those methane standards and removed the transmission and storage segments from the oil and natural gas source category under the CAA’s NSPS. However, in June 2021, President Biden signed a resolution passed by the U.S. Congress under the Congressional Review Act nullifying the September 2020 rule, effectively reinstating the prior standards. In March 2024, the EPA published new final regulations to expand NSPS requirements for oil and natural gas sector sources and establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and natural gas sector, including the exploration and production, transmission, processing, and storage segments. These new standards could result in increased costs for our customers and consequently adversely affect demand for our products. However, on January 20, 2025, President Trump signed multiple executive orders seeking to reverse these climate incentives, including pausing the disbursement of funds under the IRA. The same day, President Trump also issued executive orders to encourage fossil fuel production and exploration on federal lands and waters, while moving away from renewable energy and electric vehicles.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, several states, including Pennsylvania and New Mexico, have adopted regulations restricting the emission of methane from exploration and production activities. At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting “Paris Agreement” calls for the parties to undertake “ambitious efforts” to limit the average global temperature and requires member states to submit non-binding, individually determined reduction goals known as “Nationally Determined Contributions” every five years after 2020. In April 2021, President Biden announced a goal of reducing the U.S.’s emissions by 50-52% below 2005 levels by 2030. In November 2021, in connection with the 26th Conference of the Parties in Glasgow, Scotland the United States and other world leaders made further commitments to reduce GHG emissions, including reducing global methane emissions by at least 30% by 2030 from 2020 levels. More than 150 countries have now signed on to this pledge. At the 28th Conference of the Parties in the United Arab Emirates, world leaders agreed to transition away from fossil fuels in a just, orderly and equitable manner and to triple renewables and double energy efficiency globally by 2030. Additionally, the Biden Administration announced a new climate target for the United States on December 19, 2024, which includes a 61-66% reduction in economy-wide net GHG emissions by 2035, as compared to 2005 levels. Though President Trump issued an executive order on January 20, 2025, directing the United States Ambassador to the United Nations to immediately withdraw from the Paris Agreement, international, regional, and state actions to limit GHG emissions could reduce the demand for our products.

Litigation risks are also increasing as a number of entities have sought to bring suit against various oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as stockholders currently invested in fossil fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, the SEC published final rules on March 28, 2024 relating to the disclosure of a range of climate-related risks. Several lawsuits have been filed challenging the rules. In April 2024, the SEC agreed to pause the rules to facilitate an orderly judicial resolution. We are currently assessing this rule but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent the rules are implemented, we or our customers could incur increased costs related to the assessment and disclosure of climate-related risks. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate the GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce demand for our products. Additionally, political, litigation and financial risks may result in our customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce the demand for our products. One or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our and our customers’ operations.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews and investment practices for such activities may serve to limit future oil and natural gas exploration and production activities and could have a material adverse effect on our results of operations and business.

Various federal, state and local legislative and regulatory initiatives have been, or could be undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. Currently, hydraulic fracturing is generally exempt from federal regulation under the Safe Drinking Water Act Underground Injection Control (the “SDWA UIC”) program and is typically regulated by state oil and natural gas commissions or similar agencies. However, certain federal agencies have increased scrutiny and regulation. For example, in late 2016, the EPA released a final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities involving the use of diesel fuel in the fracturing fluid and issued guidance of such activities. Furthermore, the U.S. Bureau of Land Management (the “BLM”) published a final rule in 2015 that established stringent standards relating to hydraulic fracturing on federal and Native American lands. The rule was rescinded by the BLM under the Trump Administration in 2017, but the rescission is currently on appeal to the U.S. Court of Appeals for the Ninth Circuit and new or more stringent regulations may be promulgated. Similarly, the EPA has adopted rules on the capture of methane and other emissions released during hydraulic fracturing. In addition to federal regulatory actions, legislation has been introduced, but not enacted, in U.S. Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.

Separately, many states and local governments have also adopted regulations that impose more stringent permitting, disclosure, disposal and well-construction requirements on hydraulic fracturing operations, including states where we or our customers operate, such as Texas, Colorado and North Dakota. States could also elect to place prohibitions on hydraulic fracturing, as several states have already done. In addition, some states have adopted broader sets of requirements related to oil and natural gas development more generally that could impact hydraulic fracturing activities. Separately, state and federal regulatory agencies have at times focused on a possible connection between hydraulic fracturing related activities, including the underground injection of wastewater into disposal wells,and the increased occurrence of seismic activity. Regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. To the extent any new regulations are adopted to restrict hydraulic fracturing activities or the disposal of fluids associated with such activities, it may adversely affect our customers and, as a result, demand for our products.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to, and litigation concerning, oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays for our customers or increased operating costs in the production of oil and natural gas, including from the developing shale plays, or could make it more difficult for our customers to perform hydraulic fracturing. The adoption of any additional laws or regulations regarding hydraulic fracturing or further restrictions on the availability of capital for hydraulic fracturing could potentially cause a decrease in the completion of new oil and natural gas wells, increased compliance costs and time and an associated decrease in demand for our products. Such a decrease could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, nuclear, tidal and biofuels) or increased focus on reducing the use of combustion engines in transportation (such as governmental mandates that ban the sale of new gasoline-powered automobiles) could reduce demand for hydrocarbons and therefore for our products, which would lead to a reduction in our revenues and adversely affect our financial performance.

Conservation measures, commercial development and technological advances could reduce demand for oil and natural gas and our products.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas, resulting in reduced demand for oilfield services. The impact of the changing demand for oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations and cash flows.

The commercial development of economically viable alternative energy sources and related products (such as electric vehicles, wind, solar, geothermal, nuclear, tidal, fuel cells and biofuels) could have a similar effect. In addition, certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development, including the allowance of percentage depletion for oil and natural gas properties, may be eliminated as a result of proposed legislation. Any future decreases in the rate at which oil and natural gas reserves are discovered or developed, whether due to the passage of legislation, increased governmental regulation leading to limitations, or prohibitions on exploration and drilling activity, including hydraulic fracturing, or other factors, could have a material adverse effect on our business and financial condition, even in a stronger oil and natural gas price environment.

Additional restrictions on drilling activities intended to protect certain species of wildlife may adversely affect our ability to conduct completion activities.

In the United States, the Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the“MBTA”). To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, inhabit the areas where our customers operate, the operations of our customers could be adversely impacted. Moreover, drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons. The listing of new species under the ESA in the areas where our customers operate similarly has the potential to adversely impact our operations and demand for our products as a result of restrictions on oil and natural gas activities. The U.S. Fish and Wildlife Service and similar state agencies may also designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. The designation of previously unidentified endangered or threatened species or their habitat could cause the operations of our customers to become subject to operating restrictions or bans, and limit future development activity in affected areas.

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

Risks Related to Technology Advancement

To compete in our industry, we must continue to develop new technologies and products to support our operations, secure and maintain patents related to our current and new technologies and products and protect and enforce our intellectual property rights.

The markets for our products are characterized by continual technological developments. We may face competition in the future from companies using new technologies and new systems. If we cannot continue to develop and market innovative technologies to meet customers’ requirements, our business may not expand and grow as planned. For us to keep pace with technological changes and remain competitive, we will need to continue to make significant investments in new technologies and research and development, including to design and launch new products and services. New technologies may also be protected by third party patents or other intellectual property rights and therefore may not be available for our use or protection. Further, alternative products and services may be developed which may compete with or displace our products. We may not be able to successfully differentiate our products from those of our competitors. Our clients may not consider our proposed products to be of value to them; or if the proposed products are of a competitive nature, our clients may not view them as superior to our competitors’ products. If we are not able to develop commercially competitive products in a timely manner in response, our ability to service our customers’ demands may be adversely affected. Our future ability to develop new products and technologies in order to support our operations depends on our ability to design and produce products that allow us to meet the needs of our customers and third parties on an integrated basis and obtain and maintain patent protection.

We may encounter resource constraints, technical barriers, or other difficulties that would delay introduction of new products in the future. Our competitors may introduce new products or obtain patents before we do and achieve a competitive advantage. Additionally, the time and expense invested in product development may not result in commercial applications. In addition, continuing development or acquisition of new products inherently carries the risk of inventory obsolescence with respect to our older products.

While we believe that we are not dependent on any one patent to protect our material technology, obtaining patent protection for our products is an important component of our overall competitive business strategy. We currently hold, as of December 31, 2024, approximately 829 U.S. and international patent properties, which give the owner of a patent the right to exclude third parties from making, using, selling, and offering for sale the inventions claimed in the patents in the applicable country. Patent rights do not necessarily grant the owner of a patent the right to practice the invention claimed in a patent, but merely the right to exclude others from practicing the invention claimed in the patent. Patent laws and their implementation vary throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as U.S. laws. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States. It may also be possible for a third party to design around our patents. Furthermore, patent rights have territorial limits. Some of our work will be conducted in international waters and would, therefore, not fall within the scope of any country’s patent jurisdiction. We may not be able to enforce our patents against infringement occurring in international waters and other “non-covered” territories. Also, we do not have patents in every jurisdiction in which we conduct business and our patent portfolio will not protect all aspects of our business and may relate to obsolete or unusual methods, which would not prevent third parties from entering the same market.

We attempt to limit access to and distribution of our technology and trade secrets by customarily entering into confidentiality agreements with our employees, customers and potential customers and suppliers. However, our rights in our confidential information, trade secrets, and confidential know-how will not prevent third parties from independently developing similar information. Publicly available information (for example, information in expired issued patents, published patent applications, and scientific literature) can also be used by third parties to independently develop technology. We cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology.

In addition, we may become involved in legal proceedings from time to time to protect and enforce our intellectual property rights. Further, our intellectual property rights may not have the value that management believes them to have and such value may change over time as we and others develop new product designs and improvements.

If we are unable to obtain patents, licenses and other intellectual property rights covering our products, our operating results may be adversely affected.

Our success depends, in part, on our ability to obtain patents, licenses and other intellectual property rights covering our products. To that end, we have obtained certain patents and intend to continue to seek patents on some of our inventions, technologies and products. While we have patented some of our key technologies, we do not patent all of our proprietary technology, even when regarded as patentable. The process of seeking patent protection can be long and expensive. Further, there can be no assurance that patents will be issued from currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, effective copyright and trade secret protection may be unavailable or limited in certain countries. Litigation, which could demand significant financial and management resources, may be necessary to enforce our patents or other intellectual property rights. Also, there can be no assurance that we can obtain licenses or other rights to necessary intellectual property on acceptable terms. Failure to secure adequate protection for our intellectual property rights could result in our competitors offering similar services and products, potentially resulting in the loss of some of our competitive advantage, which could adversely affect our business, prospects, financial condition and operating results.

Patent terms may be inadequate to protect our competitive position for an adequate amount of time.

Patents have a limited lifespan, and the protection patents afford is limited. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Even if patents covering our product are obtained, once the patent life has expired for patents covering a product, we may be subject to competition from competitive products and services. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Technology disputes could negatively impact our operations or increase our costs.

Our products use proprietary technology and equipment, which can involve potential infringement of a third party’s rights, or a third party’s infringement of our rights, including patent rights. The majority of the intellectual property rights relating to our products are owned by us. However, in the event that we or one of our customers becomes involved in a dispute over infringement of intellectual property rights relating to equipment or technology owned or used by us, services performed by us or products provided by us, we may lose access to important equipment or technology or our ability to provide our products, or we could be required to cease use of some equipment or technology or forced to modify our equipment, technology or products. We could also be required to pay license fees or royalties for the use of equipment or technology or products. In addition, we may lose a competitive advantage in the event we are unsuccessful in enforcing our rights against third parties. Regardless of the merits, any such claims may result in significant legal and other costs, including reputational harm, and may strain our resources. Some of our competitors and current and potential vendors have a substantial amount of intellectual property related to new equipment and technologies. We cannot guarantee that our equipment, technology or products will not be determined to infringe currently issued or future issued patents or other intellectual property rights belonging to others, including, without limitation, situations in which our equipment, technology or products may be covered by patent applications filed by other parties. Technology disputes involving us or our customers or supplying vendors could have a material adverse impact on our business, financial condition, cash flows and results of operations.

Our failure to protect our proprietary information and any successful intellectual property challenges against us could materially and adversely affect our competitive position.

The protection of our intellectual property rights is essential to maintaining our competitive position and recognizing the value of our investments in technology and intellectual property in our existing and future products. We rely on patent and trade secret protection for certain aspects of our technology, in part through confidentiality and other written agreements with our employees, consultants and third parties. Through these and other written agreements, we attempt to control access to and distribution of our intellectual property documentation and other proprietary technology information. Despite our efforts to protect our proprietary rights, former employees, consultants or third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality as our technology. Policing unauthorized use of our intellectual property rights is difficult, and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property rights.

We also actively pursue patent protection for our proprietary technology and intellectual property. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be respected by third parties. In addition,our competitors may be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets, and this could have a similar effect on our competitive position.

Intellectual property litigation and threats of litigation are becoming more common in the oilfield services industry. We may in the future be involved in litigation, in the United States or abroad, to enforce our patents or other intellectual property rights or to protect our trade secrets and know-how. These actions can require multiple years to come to resolution or settlement, and even if we ultimately prevail, we may be unable to realize adequate protection of our competitive position. In addition, these actions commonly result in counteractions by the affected third parties to attack the validity of our patents. While we intend to prosecute these actions vigorously, there is no guarantee of success, and such effort takes significant financial and management resources from the Company. In the event that one or more of our patents are challenged, a court or the USPTO may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If our patents are invalidated, or if the scope of the claims in any of these patents is limited by a court or USPTO decision, we could be prevented from pursuing certain litigation matters or licensing the invalidated or limited portion of such patents. Such adverse decisions could negatively impact our future, expected revenue. Patent litigation, if necessary or when instituted against us, could result in substantial costs and divert our management’s attention and resources.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees and consultants are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be adversely affected by disputes regarding intellectual property rights of third parties.

Third parties from time to time may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates or otherwise violates intellectual property rights. We may not prevail in any such legal proceedings related to such claims, and our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. If we are sued for infringement and lose, we could be required to pay substantial damages and/ or be enjoined from using or selling the infringing products or technology. Any legal proceeding concerning intellectual property could be protracted and costly regardless of the merits of any claim and is inherently unpredictable and could have a material adverse effect on our financial condition, regardless of its outcome.

If we were to discover that our technologies or products infringe valid intellectual property rights of third parties, we may need to obtain licenses from these parties or substantially re-engineer our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. If our inability to obtain required licenses for our technologies or products prevents us from selling our products, that could adversely impact our financial condition and results of operations.

Additionally, we currently license certain third-party intellectual property in connection with our business, and the loss of any such license could adversely impact our financial condition and results of operations.

If we are not able to design, develop, and produce commercially competitive products, our business and consolidated results of operations and the value of our intellectual property could be materially and adversely affected.

The market for our products is characterized by continual technological developments to provide better and more reliable performance and enhanced product offerings. If we are not able to design, develop, and produce commercially competitive products in a timely manner in response to changes in the market, customer requirements, competitive pressures, and technology trends, our business and consolidated results of operations and the value of our intellectual property could be materially and adversely affected. Likewise, if our proprietary technologies, equipment, facilities, or work processes become obsolete, our business may no longer be competitive, and our consolidated results of operations could be materially and adversely affected.

We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our customers, vendors, suppliers and other business partners, may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

We have experienced IT system disruptions and cyber attacks in the past, and a failure of our IT infrastructure and cyber attacks could adversely impact us in the future.

We depend on our IT systems for the efficient operation of our business. Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. Despite our implementation of security measures, our systems are vulnerable to damage from computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. Additionally, we rely on third parties to support the operation of our IT hardware and software infrastructure, and in certain instances, utilize web-based applications. We routinely monitor our systems for IT disruptions and cyber attacks and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced occasional IT disruptions, cyber attacks and attempted breaches, including attacks resulting from phishing emails. We responded to and mitigated the impact of these incidents. The failure of our IT systems or those of our vendors to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, inappropriate disclosure of confidential and proprietary information, reputational harm, increased overhead costs, loss of important information, theft or misappropriation of funds, violation of privacy or other laws, and exposure to litigation or indemnity claims, including resulting from customer-imposed cyber security controls or other related contractual obligations, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Unauthorized access to or modification of, or actions disabling our ability to obtain authorized access to, our customers’ data, other external data, personal data, or our own data, as a result of a cyber incident, attack or exploitation of a security vulnerability, or loss of control of our clients’ operations could result in significant damage to our reputation or disruption of the services we provide to our customers or of our customers’ businesses. In addition, allegations, reports, or concerns regarding vulnerabilities affecting our digital products or services could damage our reputation. This could lead to fewer customers using our digital products and services, which could have a material adverse impact on our financial condition, results of operations, cash flows, and future prospects. In addition, if our systems or third-party products, services, and network systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to our intellectual property, proprietary or confidential information; loss of customer, supplier, or our employee data; breach of personal data; interruption of our business operations; disruption of our customers’ businesses; increased legal and regulatory exposure, including fines and remediation costs; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with our employees, our customers, our suppliers, our alliance partners and other third parties, and may result in claims against us.

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
•
our liquidity;
•
changes in government regulations;
•
our ability to raise additional funds;
•
our involvement in litigation; and
•
other events.

A significant reduction by Amberjack of its ownership interests in us could adversely affect us.

We believe that Amberjack Capital Partners, L.P.’s (“Amberjack”) substantial ownership interest in us provides it with an economic incentive to assist us to be successful. Upon the expiration of the lock-up restrictions on transfers or sales of our securities set forth in the stockholders’ agreement entered into in connection with the Merger (the “Stockholders Agreement”), Amberjack and its affiliates will not be subject to any obligation to maintain their ownership interest in us and may elect at any time to sell all or a substantial portion of or otherwise reduce their ownership interest in us. If Amberjack sells all or a substantial portion of its ownership interests in us, Amberjack may have less incentive to assist in our success and directors associated with Amberjack may choose to resign from their positions as members of our board of directors. Such actions could adversely affect our ability to successfully implement our business strategies which could adversely affect our cash flows or results of operations.

Amberjack and its affiliates have the ability to exercise significant influence over certain corporate actions.

Amberjack and its affiliates currently own approximately 42% of our outstanding common stock. As a result, these stockholders could have significant influence over the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to our bylaws and the approval of mergers and other significant corporate transactions. Their influence over us may have the effect of delaying or preventing a change of control or may adversely affect the voting and other rights of other stockholders. In addition, pursuant to the Stockholders Agreement, subject to certain exceptions, Amberjack and its affiliates have the right to designate four nominees for election to our board of directors. Finally, if these stockholders were in the future to sell all or a material number of shares of common stock, the market price of our common stock could be negatively impacted.

Provisions in our certificate of incorporation and bylaws and under Delaware law could make an acquisition of the Company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of the Company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

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

In addition, Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, unless the business combination is approved in a prescribed manner. An interested stockholder includes a person, individually or together with any other interested stockholder, who within the last three years has owned 15% of our voting stock.

Amberjack is not limited in its ability to compete with us. Pursuant to the terms of the Stockholders Agreement, Amberjack and its affiliates are not required to communicate or offer corporate opportunities to us, and our directors and officers may be permitted to offer certain corporate opportunities to Amberjack or its affiliates before us.

Amberjack may invest in other companies in the future that may compete with us. Conflicts of interest could arise in the future between us, on the one hand, and Amberjack, on the other hand, concerning among other things, potential competitive business activities or business opportunities.

Our board of directors includes persons who are also directors and/or officers of members of Amberjack or its affiliates. The Stockholders Agreement provides that to the fullest extent permitted by the DGCL and subject to applicable legal requirements and any express agreement, the Company has agreed that Amberjack and its affiliates and each Amberjack designee to our board of directors that is also a director, officer, employee or other representative of Amberjack (collectively, the “Covered Persons”) may, and have no duty not to, (i) invest in, carry on and conduct any business of any kind, nature or description, whether or not such business is competitive with or in the same or similar lines of business as the Company or any of its subsidiaries, (ii) do business with any client, customer, vendor or lessor of any of the Company or its affiliates, and/or (iii) make investments in any kind of property in which the Company or its subsidiaries may make investments. To the fullest extent permitted by the DGCL or any other applicable law, the Company renounces any interest or expectancy to participate in any business, business opportunity, transaction, investment or other matter of any Covered Person as currently conducted or as may be conducted in the future, and waives any claim against a Covered Person and shall indemnify a Covered Person against any claim that such Covered Person is liable to the Company or its stockholders for breach of any fiduciary duty or otherwise solely by reason of such Covered Person’s participation in, or failure to offer or communicate to the Company, its subsidiaries or any controlled affiliates any information regarding, any such business opportunity.

Our bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware) is the exclusive forum for any claims, including claims in the right of the Company: (a) that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or (b) as to which the DGCL confers jurisdiction upon the Court of Chancery. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. The bylaws further provide that the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act, to the fullest extent permitted by law, shall be the federal district courts of the United States. The enforceability of similar exclusive federal forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and while the Delaware Supreme Court has ruled that this type of exclusive federal forum provision is facially valid under Delaware law, there is uncertainty as to whether other courts would enforce such provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find either exclusive forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, and results of operations.

We do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future, and our existing debt agreements place certain restrictions on our ability to do so.

We do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to finance the growth and development of our business, and the payment of future dividends will be at the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, our existing debt agreements place, and we expect our future debt agreements will place, certain restrictions on our ability to pay cash dividends. Consequently, unless we revise our dividend policy, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates. There is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price that you pay in this offering.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our amended and restated certificate of incorporation will authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Innovex maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) and the Cybersecurity Framework. Innovex has an annual assessment, performed by a third party, of the Company’s cyber risk management program against the NIST Cybersecurity Framework. Innovex contracts a Cyber Security Operations Center operating in three locations to provide 24/7 monitoring of its global cybersecurity environment and to coordinate the investigation and remediation of alerts. An annual incident response drill is in place to prepare support teams in the event of a significant incident. Cyber partners are a key part of Innovex’s cybersecurity infrastructure. Innovex partners with leading cybersecurity companies and organizations, leveraging third-party technology and expertise. Innovex engages with these partners to monitor and maintain the performance and effectiveness of products and services that are deployed in Innovex’s environment.

Innovex’s VP of IT reports to Innovex’s Chief Financial Officer and is the head of the Company’s cybersecurity team. The VP of IT is responsible for assessing and managing Innovex’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by Innovex. The Audit Committee of the board of directors oversees Innovex’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The IT department briefs the Audit Committee on the effectiveness of Innovex’s cyber risk management program, typically on a semiannual basis. In addition, cybersecurity risks are reviewed by the Innovex board of directors, at least annually, as part of the Company’s corporate risk mapping exercise. Innovex faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. Innovex has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on Innovex’s business, financial condition, results of operations, or cash flows. See “Item 1A. Risk Factors—Risks Related to Technology Advancement—We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss” and “Item 1A. Risk Factors—Risks Related to Technology Advancement—We have experienced IT system disruptions and cyber attacks in the past, and a failure of our IT infrastructure and cyber attacks could adversely impact us in the future.”

Item 2. Properties.

Below is a list of active properties which we owned or leased as of December 31, 2024. Our facilities located in Andrews, Texas; Houston, Texas; Mineral Wells, Texas and Odessa, Texas secure our obligations under the Credit Facility. In addition to the below properties, we also have several non-material properties which may be idle, sub-leased or undeveloped.

Location	Description / Use	Owned /Leased	Size (sqft)
North America
Alice, TX	Field District	Leased	17,125
Amelia, LA	Field District / Manufacturing	Leased	41,992
Andrews, TX	Field District	Leased	6,480
Andrews, TX	Field District	Leased	10,000
Andrews, TX	Field District	Owned	5,652
Broussard, LA	Field District	Leased	10,000
Conroe, TX	Field District	Leased	28,345
Corpus Christi, TX	Field District	Leased	3,000
Denver, CO	Sales Office	Leased	2,178
Gilette, WY	Field District	Leased	2,000
Grove City, PA	Field District	Leased	12,400
Houston, TX	Office	Leased	20,212
Houston, TX	Manufacturing	Leased	20,925
Houston, TX	Manufacturing	Leased	56,660
Houston, TX	Manufacturing	Owned	131,980
Houston, TX	HQ / Manufacturing	Owned	1,490,516
Humble, TX	Corporate HQ	Leased	175,000
Johnstown, CO	Field District	Leased	9,050
Longview, TX	Field District	Leased	10,200
Midland, TX	Field District	Leased	15,000
Midland, TX	Field District	Leased	15,000
Midland, TX	Field District	Leased	15,000
Midland, TX	Field District	Leased	14,580
Midland, TX	Field District	Leased	5,000
Midland, TX	Field District	Leased	87,113
Mineral Wells, TX	Manufacturing	Owned	131,688
Odessa, TX	Field District	Leased	15,000
Odessa, TX	Field District	Leased	8,100
Oklahoma City, OK	Field District	Leased	11,850
Pleasanton, TX	Field District	Leased	9,000
Tulsa, OK	Field District	Leased	79,536
Tuttle, OK	Field District	Leased	9,200
Vernal (now Naples), UT	Field District	Leased	9,000
Weston, WV	Field District	Leased	10,000
Williston, ND	Field District	Leased	49,620
Edmonton, Canada	Idle	Leased	130,944
Edmonton, Canada	Field District	Leased	58,000
Red Deer, Alberta, Canada	Field District	Leased	18,360
Red Deer, Alberta, Canada	Field District	Leased	12,800
Lloydminister, Alberta, Canada	Field District	Leased	4,800
Kindersley, SK	Field District	Leased	10,080
Clairmont, Alberta, Canada	Field District	Leased	38,700
Edmonton, Alberta, Canada	Field District	Leased	11,710
Edmonton, Alberta, Canada	Field District	Leased	14,024
Edmonton, Alberta, Canada	Field District	Leased	72,088
Bonnyville, Alberta, Canada	Field District	Leased	11,200
Swift Current, SK	Field District	Leased	7,000
Calgary, Canada	Field District	Leased	3,565
Duchess, AB	Field District	Leased	8,800
International
Aberdeen, Scotland	Regional Office	Leased	27,242
Aberdeen, UK	Manufacturing	Owned	215,500
Abu Dhabi, UAE	Field District	Leased	9,074
Alexandria, Egypt	Warehouse	Leased	2,153
Bogotá, Colombia	Sales Office	Leased	2,045
Bogotá, Colombia	Field District	Leased	14,128
Cipolletti, Argentina	Sales Office	Leased	1,313
Coca, Ecuador	Camping Site	Leased	116,981
Cote d'Ivoire, Ivory Coast	Field District	Leased	5,221

Dammam, Saudi Arabia	Field District	Leased	24,200
Dammam, Saudi Arabia	Manufacturing	Owned	54,000
Denmark	Storage	Leased	20,516
Dhara, Saudi Arabia	Warehouse	Leased	10,764
Dubai, UAE	Regional Office	Leased	4,000
Esbjerg, Denmark	Warehouse	Leased	12,600
Macaé, Rio de Janeiro, Brazil	Warehouse, Regional Office	Owned	454,452
Macaé, Rio de Janeiro, Brazil	Warehouse	Leased	11,000
Macaé, Rio de Janeiro, Brazil	Field District	Leased	15,285
Malaysia	Storage	Leased	2,153
Mexico City, Mexico	House Staff	Leased	2,260
Muscat, Oman	Field District	Leased	8,880
Neuquén, Argentina	Field District	Leased	11,302
Perth, Australia	Sales Office	Leased	1,615
Quito, Ecuador	Warehouse	Leased	4,100
Quito, Ecuador	Sales Office	Leased	2,691
Shenzhen, China	Field District	Leased	14,746
Shushufindi, Ecuador	Field District	Leased	50,478
Singapore, Singapore	Field District / Manufacturing	Leased	115,666
Stavanger, Norway	Field District / Manufacturing	Owned	42,216
Takoradi, Ghana	Warehouse	Leased	2,306
Villahermosa, Mexico	Sales Office	Leased	1,300
Villahermosa, Mexico	Regional Office	Leased	15,332
Villahermosa, Mexico	House Staff	Leased	1,399
Villahermosa, Mexico	Field District	Leased	27,274
Villahermosa, Mexico	Sales office and field district	Leased	124,574
Welshpool, Australia	Warehouse	Leased	34,445
Welshpool, WA	Warehouse	Leased	28,000

Item 3. Legal Proceedings.

From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. We do not believe the results of currently pending proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

See Note 16. Commitments and Contingencies to our Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding litigation, claims and other legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The principal market for Innovex’s common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “INVX.”

There were approximately 258 stockholders of record of Company Common Stock as of February 26, 2025. This number includes the Company’s employees and directors that hold shares but does not include the number of security holders for whom shares are held in a “nominee” or “street” name.

Dividend Policy

The Company has not paid regular dividends in the past and does not currently anticipate paying any dividends in the foreseeable future. The Company intends to reinvest any retained earnings for the future operation and development of its business, or to use for potential stock repurchases or acquisition opportunities. The Board of Directors will review this policy on a regular basis in light of the Company’s earnings, financial position and market opportunities.

Recent Sales of Unregistered Securities

We did not have any sales of unregistered equity securities during the year ended December 31, 2024, other than as previously disclosed in filings by the Company with the SEC.

Issuer Purchases of Equity Securities

For the three months ended December 31, 2024, the Company did not purchase any shares under the share repurchase plans. The following table summarizes the repurchase and cancellation of our common stock during the three months ended December 31, 2024.

Three months ended December 31, 2024
Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value (in millions) of Shares that May Yet be Purchased Under the Plans or Programs
-	$-	-	$103.50
-	$-	-	$103.50

(1) In conjunction with the Merger, effective as of the Closing Date, the Company maintained the share repurchase plans authorized by the Dril-Quip board of directors. Under the share repurchase plans, we were authorized to repurchase up to an aggregate $200 million of our common stock. The repurchase plans had no set expiration date and any repurchased shares were expected to be cancelled. For the three months ended December 31, 2024, the Company did not purchase any shares under the share repurchase plans. On February 25, 2025, our board of directors approved a new share repurchase program that authorizes repurchases of up to an aggregate of $100 million of our outstanding common stock and terminated all share repurchase plans previously authorized by the Dril-Quip board of directors. See Note 19. Subsequent Events to our Consolidated Financial Statements included elsewhere in this Annual Report for more details.

Equity Compensation Plan Information

The following table summarizes information for equity compensation plans in effect as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	887,794	$17.77	535,697
Total	887,794	$17.77	535,697

Information concerning securities authorized for issuance under equity compensation plans is included in Note 14. Stock-Based Compensation to our Consolidated Financial Statements included elsewhere in this Annual Report.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock to the cumulative total shareholder return on the Standard & Poor’s 500 Stock Index, a broad stock index, and the VanEck Oil Services ETF Index (“OIH”), an index of oil and natural gas related companies that represents an industry composite of peers. This graph covers the period from December 31, 2019 through December 31, 2024 and assume the investment of $100 on December 31, 2019 and the reinvestment of all dividends, if any. The shareholder return set forth is not necessarily indicative of future performance.

COMPARISON OF 5 YEARS

CUMULATIVE TOTAL RETURN

Among Innovex International, Inc., the S&P 500 Index

and the VanEck Oil Services ETF Index (OIH)

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of the Company’s financial position, results of operations, comprehensive income (loss) and cash flows during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto presented elsewhere in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors.”

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

We are a global company, and for the year ended December 31, 2024, the NAM market made up approximately 55% of our revenue while the International and Offshore markets constituted 45%. Within the NAM market, we have a strong presence in both the United States and Canada. The NAM market is core to us, and we maintain a robust sales and distribution infrastructure across the region. Our products have broad applicability in this market, particularly for horizontal or unconventional wells that have become prevalent methods of oil and natural gas development across the region. We are focused on significantly increasing our revenue from the International and Offshore markets, as these regions are typically subject to long-cycle investment horizons and exhibit relatively less cyclicality than the NAM market. The Middle East, and in particular Saudi Arabia, has been a key source of growth for Innovex. We also operate across Asia, Latin America, Europe and the Gulf of Mexico, among other regions. To enhance our global reach, we have complemented our locations across these markets with a network of strategic distribution, sales and manufacturing partners.

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

Based on our TAM estimates, we believe that we are uniquely positioned to grow market share within larger addressable markets after the Merger with Dril-Quip. On a pro forma basis, excluding the impact of revenue generated by Great North prior to their acquisition by Dril-Quip on July 31, 2023 but including both the revenue and additional market share relating to the Merger and the DWS acquisition, we estimate that our NAM market share in 2024 was 13% and that our International and Offshore market share was 12%. We estimate Innovex has grown market share since inception and believe we are well positioned to continue to capture market share across our geographic markets. In particular, we view the International and Offshore markets as a significant growth opportunity.

Our organic growth has been complemented by a disciplined and contrarian acquisition strategy. We view acquisitions as a core competency and have identified a rich opportunity set of acquisition targets that we believe are seeking to transact. We aim to execute a disciplined acquisition strategy for high-quality opportunities that meet our stringent investment criteria.

We have a broad customer base, ranging from the largest IOCs, NOCs, and E&P companies as well as multinational and regional oilfield service companies. Once a new product has been commercialized or acquired, our global sales and distribution infrastructure enables us to scale and drive customer adoption quickly.

Our business has produced strong returns on invested capital. Please see “Non-GAAP Financial Measures” within this section for Return on Capital Employed, which is how we assess the effectiveness of our capital allocation over time. For the year ended December 31, 2024, our net income, income from operations and Adjusted EBITDA were equivalent to approximately 21%, 7% and 21% of revenue, respectively. Over the same period, capital expenditures accounted for 2% of revenue, and we earned approximately $49.1 million in income from operations. For the year ended December 31, 2023, our net income, income from operations, and Adjusted EBITDA were equivalent to approximately 13%, 18% and 24% of revenue, respectively. Over the same period, capital expenditures accounted for only 3% of revenue, and we earned approximately $97.3 million in income from operations. We believe that our global sales and distribution network, as well as our manufacturing capacity and vendor network, position us well to drive revenue growth and margin expansion. Please see “How We Evaluate our Results of Operations” within this section for the definitions of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed, and see “Non-GAAP Financial Measures” within this section for a reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed to our most directly comparable financial measures calculated and presented in accordance with GAAP.

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

Recent Developments

On March 18, 2024, the Company (formerly known as Dril-Quip, Inc.) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legacy Innovex, Ironman Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Dril-Quip, and DQ Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company. Following the Merger, Legacy Innovex became a wholly owned subsidiary of the Company, the name of the Company was changed to Innovex International, Inc., and its common stock remained listed on the NYSE. The Merger closed on September 6, 2024 and was accounted for using the acquisition method of accounting with Legacy Innovex being identified as the accounting acquirer. The consolidated financial statements of the Company reflect the financial position, results of operations and cash flows of only Legacy Innovex for all periods prior to the Merger and of the combined company (including activities of Dril-Quip) for all periods subsequent to the Merger.

Pursuant to the Merger Agreement, as of the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of Legacy Innovex was converted into the right to receive 2.0125 shares of Company Common Stock. The number of shares of Company Common Stock received by the Legacy Innovex stockholders was equal to 32,183,966. On September 9, 2024, the first trading day following the closing of the Merger, the Company Common Stock began trading on NYSE under the new ticker symbol “INVX”.

On November 29, 2024, Innovex acquired 80% of the issued and outstanding equity securities of DWS. The acquisition was completed simultaneously with the signing of the Equity Purchase Agreement on November 29, 2024. The aggregate purchase price for the acquisition consisted of $75.1 million in cash, subject to post-closing adjustments, and 1,918,558 shares of Company Common Stock. The remaining 20% of the issued and outstanding equity securities of DWS were previously owned by Legacy Innovex, a wholly owned subsidiary of the Company.

For information with respect to the Merger and DWS acquisition, see Note 3. Mergers and Acquisitions to our Consolidated Financial Statements included elsewhere in this Annual Report.

On February 27, 2025, we entered into the Third Amended and Restated Revolving Credit, Guaranty and Security Agreement, dated as of February 27, 2025, among the Company, and each party joined thereto from time to time as a guarantor, as guarantors, the financial institutions from time to time party thereto, as lenders, and PNC Bank, National Association, as the agent for lenders (the “New Credit Agreement”) to replace the Credit Agreement (as defined herein). The New Credit Agreement provides for a $200 million senior secured revolving credit facility, subject to a borrowing base. The New Credit Agreement matures on February 27, 2030. The New Credit Agreement, among other things, (i) extended the maturity of the agreement from June 2026 to February 2030, (ii) increased the maximum revolving amount from $110 million to $200 million, which may, subject to certain conditions, be increased to $250 million, (iii) eliminated the term loan commitment and (iv) provided for an applicable margin for interest on the loans to be based on availability, effective as of April 1, 2025. The applicable margin under the New Credit Agreement will range from 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans.

Market Factors and Trends

Our business is driven by the number of oil and natural gas wells drilled worldwide, which, in turn, is tied to the level of global spending of the oil and natural gas E&P industry. Rystad Energy expects the Brent oil price to gradually decrease to $69 per barrel by

2026, and break the downward trend in 2027 with an average level of $74 per barrel. Consequently, global E&P capital spending, excluding Iran, Venezuela, Cuba, Russia and China, is expected to stay relatively flat through 2025. Rystad Energy also estimates that the annual number of global wells drilled, excluding Iran, Venezuela, Cuba, Russia and China, will decrease 4% from approximately 34,000 in 2023 to approximately 32,600 in 2027. The pace of development activity is driven by expected well profitability and returns, which, in turn, are influenced by several factors, including current global oil and natural gas supply and demand balances, current and expected future prices for oil and natural gas and the perceived stability and sustainability of these commodity prices over time.

The oil and natural gas industry has historically been characterized by volatility in commodity prices and in the level of drilling and production activity, which are driven by a variety of market forces, including geopolitical instability, climate related initiatives, OPEC+ actions, among others. The global demand for oil and natural gas has consistently increased historically, and we believe that multiple years of under investment in oil and natural gas development has left the industry with a limited amount of spare production capacity. Additionally, public E&P operators have adopted a more conservative approach to capital spending in response to stockholders’ desire for increased return of capital. We believe that these factors have laid a foundation to support oil and natural gas prices and will lead to a sustained spending cycle and stable activity levels by our customers in the near and medium-term.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over-time basis. For the year ended December 31, 2024, there were 6 projects representing approximately 0.2% of the Company’s total revenues and approximately 0.2% of its product revenues that were accounted for using over-time accounting, compared to zero projects for the year ended December 31, 2023. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of revenues to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments, proportionate to the percentage complete, are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Selling, general and administrative expenses

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

Other expense/income, net

Other expense/income, net consists of foreign exchange transaction gains or losses resulting from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated and other non-operating items.

Equity method earnings

Equity method earnings consist of our proportional share of the earnings of our previous equity method investee, DWS, along with the associated amortization of our proportional share of the step up in fair value of the intangible assets acquired. The minority interest requiring equity method accounting treatment was acquired on May 1, 2023. On November 29, 2024, we purchased the remaining equity interest in DWS and therefore, the earnings of DWS after November 29, 2024 are fully consolidated as part of the Company. See “Gain on consolidation of equity method investment” below.

Gain on consolidation of equity method investment

As noted in “Equity method earnings” above, on November 29, 2024, we purchased the remaining equity interest in DWS and therefore, the earnings of DWS after November 29, 2024 are fully consolidated as part of the Company. The Company previously accounted for our ownership interest in DWS as an equity method investment. Upon increasing our ownership to 100% on the acquisition date, the Company obtained a controlling financial interest and consolidated the operations of DWS. The purchase of the remaining equity interest in DWS was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured as of the acquisition date. Based on this analysis, the Company recognized a non-taxable gain on the remeasurement of the previously held equity method investment within this financial statement line.

Gain on bargain purchase

The Merger resulted in a gain on bargain purchase recognized on the Company’s Consolidated Statement of Operations and Comprehensive Income due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred. Upon completion of its preliminary assessment, the Company concluded that all of the assets acquired and liabilities assumed have been identified and recognized, including any additional assets and liabilities not previously identified or recognized in the acquisition accounting, and that recording a gain on bargain purchase was appropriate and required under U.S. GAAP.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions in which we operate. Differences between our effective tax rate and the U.S. federal income tax rate are primarily due to state taxes, foreign jurisdiction rate differences, permanent differences between book and tax income, and changes in the valuation allowance.

How We Evaluate our Results of Operations

We use a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our results of operations and profitability and include:

•
Revenues. Our revenues are generated from product sales, renting tools and from providing services related to the utilization of our products. One of our measures of financial performance is the amount of revenue generated quarterly and annually as revenue is an indicator of overall business growth for the Company.
•
Operating Income. We track operating income on an absolute dollar basis and as a percentage of revenue. One of our measures of financial performance is the amount of operating income generated quarterly and annually, as operating income is an indicator of profit derived from our core business operations.
•
Net Income. We track net income on an absolute dollar basis and as a percentage of revenue. One of our measures of financial performance is the amount of net income generated quarterly and annually as net income is an indicator of overall profitability of the Company.
•
Adjusted EBITDA. Management uses Adjusted EBITDA (a non-GAAP measure) to assess the profitability of our business operations and to compare our operating performance to our competitors without regard to the impact of financing methods and capital structure and excluding costs that management believes do not reflect our ongoing operating performance, and for this reason we believe this measure will provide useful information to investors.

We track Adjusted EBITDA on an absolute dollar basis and as a percentage of revenue, which we refer to as Adjusted EBITDA Margin. We define Adjusted EBITDA as net income before interest expense, income tax expense, depreciation and amortization, (gain) loss on sale of assets, impairment of long-lived assets, and other expense (income), net, further adjusted to exclude certain items which we believe are not reflective of our ongoing performance or which are non-cash in nature. For a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, see “—Non-GAAP Financial Measures” below.

•
Free Cash Flow. We utilize Free Cash Flow (a non-GAAP measure) to evaluate the cash generated by our operations and results of operations. We define Free Cash Flow as net cash provided by (or used by) operating activities less capital expenditures, as presented in our Consolidated Statements of Cash Flows. Management believes Free Cash Flow is useful because it demonstrates the cash that was available in the period that was in excess of our needs to fund our capital expenditures. Free Cash Flow does not represent our residual cash flow available for discretionary expenditures, as we have non-discretionary expenditures, including, but not limited to, principal payments required under the terms of our Credit Facility, which are not deducted in calculating Free Cash Flow. For a reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, see “Non-GAAP Financial Measures” below.
•
Return on Capital Employed. We utilize Return on Capital Employed (“ROCE”) (a non-GAAP measure) to assess the effectiveness of our capital allocation over time and to compare our capital efficiency to our competitors, and for this reason we believe this measure will provide useful information to investors. We define ROCE as income from operations, before acquisition costs and after tax (resulting in adjusted income from operations, after tax) divided by average capital employed. Capital employed is defined as the combined values of debt and stockholders’ equity. For a reconciliation of ROCE to income from operations, the most directly comparable GAAP measure, see “Non-GAAP Financial Measures” below.

Adjusted EBITDA, Free Cash Flow and ROCE do not represent and should not be considered alternatives to, or more meaningful than, net income, income from operations, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP as measures of our financial performance. Our computation of Adjusted EBITDA, Free Cash Flow and ROCE may differ from computations of similarly titled measures of other companies. For a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure, see “Non-GAAP Financial Measures” below.

Factors Affecting the Comparability of Our Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, due to recent and future acquisitions. One way in which we have grown, and will continue to grow, our operations and financial results is through strategic acquisitions. In August 2022, Legacy Innovex acquired Pride, a company that complemented our well production and intervention product group. In May 2023, Legacy Innovex acquired 20% of DWS, a company that manufactures and rents engineered downhole tools designed to improve the performance of directional and horizontal drilling operations. In March of 2024, Legacy Innovex entered into the Merger Agreement with Dril-Quip, and the Merger was consummated on September 6, 2024. In November of 2024, we acquired the remaining 80% equity interest in DWS. As a general matter, following an acquisition, our results of operations are affected by the results of the newly acquired business or operations, the purchase accounting for the acquisition, any debt incurred in connection with the acquisition and expenditures made to integrate the newly acquired business or operations. As a result of our acquisitions and the consolidation of our operating subsidiaries’ into the Company’s financial results, the periods presented in our historical financial statements may not be comparable to one another and our future results of operations and financial results may differ. Additionally, as a result of the Merger, we expect to incur recurring administrative expenses related to being a publicly traded corporation that are not reflected in the historical Legacy Innovex’s financial statements.

Results of Operations

In Item 7, we discuss fiscal 2024 and 2023 results and comparisons of fiscal 2024 results to fiscal 2023 results. Discussions of fiscal 2022 results and comparisons of fiscal 2023 results to fiscal 2022 results can be found can be found in Amendment No. 2 to our Registration Statement on Form S-4, filed with the SEC on August 5, 2024.

The following table presents summary consolidated operating results for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Revenues	$660,803	$555,539	$105,264	19%
Cost of revenues	428,172	360,102	68,070	19%
Selling, general and administrative expenses	116,181	72,797	43,384	60%
(Gain) loss on sale of assets	(654)	106	(760)	(717)%
Depreciation and amortization	31,207	22,659	8,548	38%
Impairment of long-lived assets	3,522	266	3,256	1224%
Acquisition costs	33,300	2,327	30,973	1331%
Total costs and expenses	$611,728	$458,257	$153,471	33%
Income from operations	49,075	97,282	(48,207)	(50)%
Interest expense	2,430	5,506	(3,076)	(56)%
Other expense, net	298	385	(87)	(23)%
Equity method earnings	(2,616)	(2,975)	359	(12)%
Gain on bargain purchase	(85,812)	-	(85,812)	N/A
Gain on consolidation of equity method investment	(8,037)	-	(8,037)	N/A
Income before income taxes	142,812	94,366	48,446	51%
Income tax expense, net	2,487	20,440	(17,953)	(88)%
Net income	$140,325	$73,926	$66,399	90%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenues. The Company generates revenue from product sales, rental of tools and services. Product sales revenue for the year ended December 31, 2024 was $527.4 million, an increase of $66.6 million from $460.8 million for the year ended December 31, 2023. Rental tools revenue for the year ended December 31, 2024 was $50.3 million, an increase of $19.0 million from $31.3 million for the year ended December 31, 2023. Service revenue for the year ended December 31, 2024 was $83.1 million, an increase of $19.7 million from $63.4 million for the year ended December 31, 2023.

Our NAM market revenue for the year ended December 31, 2024 was $361.1 million, a decrease of $5.0 million from $366.1 million for the year ended December 31, 2023, primarily driven by an increase in market share and incremental business operations due to the Merger and DWS acquisition. This was offset by a reduction in drilling activity in North America due to a decline in the North America land rig count during the comparative periods. Our International and Offshore market revenue for the year ended December 31, 2024 was $299.7 million, an increase of $110.3 million from $189.4 million for the year ended December 31, 2023, primarily attributable to increased business operations as a result of the Merger and DWS acquisition.

Cost of revenues. Total cost of revenues for the year ended December 31, 2024 was $428.2 million, an increase of $68.1 million from $360.1 million for the year ended December 31, 2023. The change was primarily attributable to a $46.6 million increase in product cost of goods sold, and a $29.4 million increase in personnel expenses due to the Merger and DWS acquisition. This change was offset by a decrease of a net $11.2 million in variance, scrap and absorption expense due to reduced costing in lower cost geographies along with increased inventory absorption costs due to the Merger. The remaining difference is attributable to increases in facilities expense, general manufacturing expenses, and other miscellaneous costs.

Selling, general and administrative expenses. Selling, general and administrative expense for the year ended December 31, 2024 was $116.2 million, an increase of $43.4 million from $72.8 million for the year ended December 31, 2023. The change was primarily attributable to a $21.2 million increase in salaries, wages and other payroll costs caused by increased headcounts due to the Merger, a $14.1 million increase in Employee Benefits costs primarily due to the payout of vested shares due to the closing of the Merger, offset by a decrease in bad debt expenses of $8.5 million primarily due to the recovery of previously reserved trade receivables, with the remaining change due to increases in professional services costs, business insurance, IT and other changes in selling, general and administrative expenses.

(Gain) loss on sale of assets. (Gain) loss on sale of assets for the years ended December 31, 2024 and December 31, 2023 was ($0.7) million and $0.1 million, respectively. The change during the two periods was due normal variations in property and equipment sales activity.

Depreciation and amortization. Total depreciation and amortization expense for the year ended December 31, 2024 was $31.2 million, an increase of $8.5 million from $22.7 million for the year ended December 31, 2023. The change in depreciation and amortization was primarily due to additional depreciation for assets acquired related to the Merger, along with a $2.0 million increase in amortization for right of use finance leases due to an increase in our leases that are classified as finance leases during the comparative periods.

Impairment of long-lived assets. Long-lived asset impairment expense for the year ended December 31, 2024 was $3.5 million, an increase of $3.2 million from $0.3 million for the year ended December 31, 2023. The change in long-lived asset impairment expense was due to a significant decrease in the market price of a right of use asset related to a building lease and a company owned building, which ultimately resulted in an impairment expense of $3.5 million for the combined assets in 2024.

Acquisition costs. Acquisition costs for the year ended December 31, 2024 was $33.3 million, an increase of $31.0 million from $2.3 million for the year ended December 31, 2023. The change in acquisition costs was primarily due to the costs incurred in connection with the Merger and the acquisition of DWS.

Interest expense. Total interest expense for the year ended December 31, 2024 was $2.4 million, a decrease of $3.1 million from $5.5 million for the year ended December 31, 2023. The change was primarily due to higher average debt balances outstanding during 2023 as compared to 2024 due to a continual paydown of our debt through the generation of operational cash flows throughout 2023 and 2024.

Other expense (income), net. Total other expense (income), net for the year ended December 31, 2024 was $0.3 million, a decrease of $0.1 million from $0.4 million for the year ended December 31, 2023, with the change primarily being due to the net change in our foreign currency exchange gains (losses).

Equity method earnings. Equity method earnings consist of the net earnings in DWS, along with the amortization of our proportional ownership interest in the step up of the fair value of the intangible assets acquired, during the period that DWS was accounted for as an equity method investee. Total equity method earnings, excluding the amortization of the step up in fair value, for the year ended December 31, 2024 and 2023 was $3.9 million and $3.9 million, respectively. The amortization of the step up in the fair value of the intangible assets acquired for the year ended December 31, 2024 and 2023 was $1.3 million and $1.0 million, respectively.

Gain on consolidation of equity method investment. Gain on consolidation of equity method investment for the year ended December 31, 2024 and 2023 was $8.0 million and zero, respectively. The gain on consolidation of equity method investment for the year ended December 31, 2024 was related to the step acquisition of DWS. See the description for the gain on consolidation of equity method investment within section titled "Description of Certain Components of Financial Data" for further details.

Gain on bargain purchase. Gain on bargain purchase for the year ended December 31, 2024 and 2023 was $85.8 million and zero, respectively. The gain on bargain purchase for the year ended December 31, 2024 was related to the Merger. See the description for the gain on bargain purchase within section titled "Description of Certain Components of Financial Data" for further details.

Income tax expense. Our operations are subject to U.S. federal income tax at an entity level, as well as various state and franchise taxes. In addition, our operations located in international jurisdictions are subject to local country income taxes. Income tax expense for the year ended December 31, 2024 was $2.5 million, a decrease of $17.9 million from $20.4 million for the year ended December 31, 2023. The change was primarily driven by changes in mix of income before income taxes by geography and tax jurisdiction, discrete items recorded in the year, and other non-deductible expenses. For the year ended December 31, 2024, income before taxes was $142.8 million, an increase of $48.4 million from $94.4 million for the year ended December 31, 2023, primarily due to the effect of the Gain on bargain purchase and the Gain on Consolidation of equity method investment discussed above, which are treated as permanent discrete adjustments for purposes of calculating income tax expense.

Net income. Net income for the year ended December 31, 2024 was $140.3 million, an increase of $66.4 million, from net income of $73.9 million for the year ended December 31, 2023, primarily as a result of the factors discussed above.

Non-GAAP Financial Measures

See the section “How We Evaluate our Results of Operations” above for a definition of our non-GAAP financial measures.

Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents a reconciliation of the GAAP financial measure of net income (loss) and net income (loss) as a percentage of revenue to Adjusted EBITDA and Adjusted EBITDA Margin, respectively, for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Net income	$140,325	$73,926	66,399	90%
Interest expense	2,430	5,506	(3,076)	(56)%
Income tax expense, net	2,487	20,440	(17,953)	(88)%
Depreciation and amortization	31,207	22,659	8,548	38%
EBITDA	$176,449	$122,531	53,918	44%
Other non-operating expense, net (1)	298	385	(87)	(23)%
(Gain) loss on sale of assets	(654)	106	(760)	(717)%
Impairment of long-lived assets	3,522	266	3,256	1224%
Acquisition costs (2)	33,300	2,327	30,973	1331%
Equity method investment adjustment (3)	3,202	1,735	1,467	85%
Gain on bargain purchase	(85,812)	-	(85,812)	N/A
Gain on consolidation of equity method investment	(8,037)	-	(8,037)	N/A
Stock-based compensation	13,248	1,962	11,286	575%
IPO preparation expenses (4)	2,985	2,442	543	22%
Adjusted EBITDA	$138,501	$131,754	6,747	5%
Net income as a % of revenue	21%	13%	-	-
Adjusted EBITDA Margin	21%	24%	-	-

(1)
Primarily represents foreign currency exchange gain/loss, gain/loss on lease terminations, and other non-operating items.
(2)
For the year ended December 31, 2024, acquisition costs consisted of legal, accounting, advisory fees, and other integration costs associated with the Merger and the acquisition of the remaining equity interest in DWS. For the year ended December 31, 2023, acquisition costs consisted of legal, accounting, and advisory fees associated with the acquisition of our prior minority ownership interest in DWS along with other integration related expenses. These acquisition costs are one-time in nature and represent expenses that we do not view as normal operating expenses necessary to operate our business.
(3)
Reflects the elimination of our percentage of interest expense, depreciation, amortization and other non-recurring expenses included within equity method earnings relating to our previously unconsolidated investment in DWS.
(4)
Reflects legal, consulting and accounting fees and expenses related to the preparation of Legacy Innovex’s initial public offering.

Adjusted EBITDA for the year ended December 31, 2024 was $138.5 million, an increase of $6.7 million from $131.8 million for the year ended December 31, 2023. The primary reason for the change was higher net income primarily attributable to the impact of acquisitions, increased demand for our products and services and improved operating leverage.

ROCE

The following table presents a reconciliation of the GAAP financial measure of income from operations to adjusted income from operations, after tax to ROCE for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Income from operations	$49,075	$97,282	$(48,207)	(50)%
Plus: Acquisition costs	33,300	2,327	30,973	1331%
Less: Income tax expense	(2,487)	(20,440)	17,953	(88)%
Adjusted income from operations, after tax	$79,888	$79,169	$719	1%
Beginning debt	50,390	89,119	(38,729)	(43)%
Beginning equity	328,921	251,280	77,641	31%
Ending debt	35,368	50,390	(15,022)	(30)%
Ending equity	958,156	328,921	629,235	191%
Average capital employed	$686,418	$359,855	$326,563	91%
ROCE	12%	22%	-	-

ROCE for the year ended December 31, 2024 was 12%, a decrease from 22% for the year ended December 31, 2023. The primary reason for the decrease was an increase in average capital employed of $326.6 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, driven by an increase in average equity of $353.4 million primarily due to the effect of the Merger and the acquisition of DWS, and increased net income of the Company into retained earnings.

Free Cash Flow

The following table presents a reconciliation of the GAAP financial measure of net cash provided by operating activities to Free Cash Flow for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Net cash provided by operating activities	$93,439	$75,864	$17,575	23%
Capital expenditures	(13,594)	(15,487)	1,893	(12)%
Free cash flow	$79,845	$60,377	$19,468	32%

Free Cash Flow for the year ended December 31, 2024 was $79.8 million, an increase of $19.5 million, from $60.4 million for the year ended December 31, 2023. The change was driven by an $17.6 million increase in cash provided by operating activities as described under "Cash Flows" below, and a $1.9 million decrease in capital expenditures necessary to support the growth of the business as described above.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash, cash provided by operating activities, and borrowings under the Credit Facility. As of December 31, 2024, we had cash and restricted cash of $73.3 million and availability under the Revolver (as defined herein) of $77.6 million. Our total indebtedness was $35.4 million as of December 31, 2024.

Our principal liquidity needs have been, and are expected to continue to be, working capital, capital expenditures, debt service and potential mergers and acquisitions. Historically, capital expenditures have been relatively modest, with working capital being the predominant use of cash for the Company during periods of growth. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, prevailing economic conditions, market conditions in the oil and natural gas industry, customers’ forecasts, demand volatility and company initiatives.

We have certain obligations related to debt maturities, finance leases and operating leases. As of December 31, 2024, we had $19.7 million of minimum non-cancelable lease obligations during 2025, comprised of $6.0 million of finance lease maturities and $13.7 million of non-cancelable operating lease obligations. For the periods after 2025, we have an additional $61.3 million of minimum non-cancelable lease obligations comprised of $5.2 million of finance lease maturities and $56.1 million of non-cancelable operating lease obligations. As of December 31, 2024, interest rates on our lease obligations ranged from 2.08% to 13.09%. See Note 11. Leases to our Consolidated Financial Statements included elsewhere in this Annual Report for the years ended December 31, 2024 and 2023 for additional information. In addition, as of December 31, 2024, we had $5.0 million of debt maturities during 2025 comprised of $5.0 million of required amortization payments on our Term Loan (as defined herein). For the periods after 2025, for our Term Loan, we have an additional $6.4 million of debt maturities representing the remaining balance. Any outstanding balances under our Revolver (as defined herein) would become due and payable during 2026. Our effective interest rate on the Term Loan and Revolver for the year ended December 31, 2024 were 8.77% and 9.34%, respectively. See Note 9. Debt to our Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

We believe that our existing cash on hand, cash generated from operations and available capacity under the Revolver will be sufficient to meet our liquidity needs in the short and long-term. However, if work activity increases, we expect further working capital investment will be required. Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the oil and natural gas industry, availability and cost of raw materials, and other factors, many of which are beyond our control.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Net cash provided by operating activities	$93,439	$75,864	$17,575	23%
Net cash provided by (used in) investing activities	$78,444	$(32,427)	$110,871	(342)%
Net cash used in financing activities	$(103,072)	$(44,565)	$(58,507)	131%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net cash provided by operating activities for the year ended December 31, 2024 was $93.4 million, an increase of $17.6 million from $75.9 million for the year ended December 31, 2023. The change in cash provided by operations was primarily driven by the following:

•
an increase in net income of $66.4 million;
•
changes in non-cash adjustments to net income from the comparative period as a result of a $11.3 million increase in stock compensation expense primarily due to the accelerated vesting of equity based awards, offset by a $85.8 million gain on bargain purchase as a result of the Merger, which was a non-cash equity based transaction, gain on consolidation on equity method investment, which was a non-cash fair value adjustment, along with other non-cash adjustments; and
•
changes in operating assets and liabilities, net of assets acquired as part of the Merger and the acquisition of DWS, totaled $17.4 million, the primary drivers for the change, net of assets acquired as part of the Merger and the acquisition of DWS were a decrease in inventories of $12.4 million, a decrease in accounts payable of $12.7 million, offset by other changes in operating assets and liabilities acquired.

Net cash provided by (used in) investing activities for the year ended December 31, 2024 was $78.4 million, an increase of $110.9 million from ($32.4) million for the year ended December 31, 2023. The change in cash provided by (used in) investing activities was primarily due to $154.3 million of cash acquired from the Merger, offset by a $65.5 million payment for the acquisition of DWS during the fourth quarter of 2024.

Net cash used in financing activities for the year ended December 31, 2024 was ($103.1) million, an increase in cash used of $58.5 million from ($44.6) million for the year ended December 31, 2023. The change in cash used in financing activities is primarily related to the payment of $75.0 million in dividends, offset by a decrease of $14.6 million in net repayments on the Revolver, despite its continued pay down, and the payment of $10.2 million of taxes related to net share settlement of equity awards during the third quarter of 2024.

Credit Agreement

Legacy Innovex, Tercel Oilfield Products USA L.L.C., Top-Co Inc. and Pride (collectively, the “Original Borrowers”) entered into the Second Amended and Restated Revolving Credit, Term Loan, Guaranty and Security Agreement in June 2022 (as amended in November 2022, April 2023, December 2023, and June 2024, the “Credit Agreement”), with PNC Bank, National Association, as agent (the “Agent”), and the lenders party thereto. On September 6, 2024, the Company and TIW Corporation (collectively and together with the Original Borrowers, the “Borrowers”) joined the Credit Agreement as borrowers thereunder. The Credit Agreement provides for (i) a term loan tranche in a principal amount of the lesser of $25.0 million and a certain amount determined based, in part, on appraised values of certain assets of Legacy Innovex and certain of its subsidiaries (the “Term Loan”) and (ii) a revolving credit facility of up to $110.0 million with a $5.0 million sublimit for letters of credit and a $11.0 million swing loan (collectively, the “Revolver” and, together with the Term Loan, the “Credit Facility”).

As of December 31, 2024, the Credit Facility had a maturity date of June 10, 2026. The Term Loan is amortized in an amount equal to $1.25 million each quarter. Amounts borrowed under the Credit Facility are subject to an interest rate per annum equal to, at the Company’s option, either (a) an alternate base rate determined as the highest of (i) the base commercial lending rate of PNC Bank, National Association, (ii) the overnight federal funds rate (subject to a 0% floor) plus 0.5% and (iii) Daily Simple SOFR (as defined in the Credit Agreement) plus 1% (such base rate to be subject to a 0% floor) or (b) the forward-looking term rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period two business days before such interest period divided by a number equal to 1.00 minus any SOFR reserve percentage (such term rate to be subject to a 0% floor), plus, in each case of clauses (a) and (b) above, an applicable margin of 0.75% for swing loans and alternate base rate revolving loans, 1.75% for term SOFR revolving loans, 1.00% for alternate base rate term loans and 2.00% for term SOFR term loans. Interest is payable monthly for alternate base rate loans and at the end of the applicable interest period for term SOFR loans (or quarterly if the applicable interest period is longer than three months).

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

The Credit Agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, guarantee obligations, incur liens, make investments, loans or capital expenditures, sell or dispose of assets, enter into mergers or consolidations, enter into transactions with affiliates, or make or declare dividends. The Credit Agreement also requires the Borrowers to maintain as of the last day of each fiscal quarter, a total leverage ratio of not more than 2.50 to 1.00 for the four-quarter period then ending as long as the Term Loan is outstanding. In addition, the Credit Facility contains a springing covenant that requires the Borrowers to maintain, as of the last day of each fiscal quarter, a fixed charge coverage ratio of not less than 1.10 to 1.00 for the four quarter period then ending if (i) an event of default occurs and is continuing or (ii) the lesser of (x) the undrawn availability of the Revolver and (y) a certain amount determined based, in part, on appraised values of certain assets of Innovex and certain of its subsidiaries, is less than 20% of $110.0 million plus any increases to the maximum principal amount of the Revolver in accordance with the terms of the Credit Agreement. As of December 31, 2024, we were in compliance with all covenants under the Credit Facility.

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

As of December 31, 2024 and December 31, 2023, we had $11.4 million and $17.7 million, respectively, of borrowings outstanding under the Term Loan, and $14.0 million and $23.2 million, respectively, of borrowings under the Revolver.

The consummation of the transactions contemplated by the Merger Agreement constituted a Change of Control (as defined in the Credit Agreement). In June 2024, Legacy Innovex, the other Original Borrowers, the Agent and the lenders party thereto entered into the Fourth Amendment to the Second A&R Credit Agreement, which permitted the change in control event, the payment of the cash dividend contemplated by the Merger Agreement, and the acquisition of 80% of the issued and outstanding equity securities of DWS not then owned by Legacy Innovex.

On February 27, 2025, we entered into the New Credit Agreement to replace the Credit Agreement. See Note 19. Subsequent Events to our Consolidated Financial Statements included elsewhere in this Annual Report for more details.

Repurchase of Equity Securities

In conjunction with the Merger, effective as of the Closing Date, the Company maintained the share repurchase plans authorized by the Dril-Quip board of directors. Under the share repurchase plans, we were authorized to repurchase up to an aggregate $200 million of our common stock. The repurchase plans had no set expiration date and any repurchased shares were expected to be cancelled. Repurchases under the program were to be made through open market purchases, privately negotiated transactions or plans, instructions or contracts established under Rule 10b5-1 under the Exchange Act. The manner, timing and amount of any purchase were to be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The program did not obligate the Company to acquire any particular amount of common stock and may be modified or superseded at any time at the Company’s discretion.

For the year ended December 31, 2024, the Company did not purchase any shares under the share repurchase plans. Refer to Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion.

On February 25, 2025, our board of directors approved a new share repurchase program that authorizes repurchases of up to an aggregate of $100 million of our outstanding common stock and terminated all share repurchase plans previously authorized by the Dril-Quip board of directors. See Note 19. Subsequent Events to our Consolidated Financial Statements included elsewhere in this Annual Report for more details.

Off-Balance Sheet Arrangements

Currently, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Business Segments

The Company operates in one reportable segment as our chief operating decision maker ("CODM") assesses performance and allocates resources based on financial information presented at a consolidated level.

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

We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following are the critical accounting estimates used in the preparation of our consolidated financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report.

Income Taxes

Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the carrying amount and tax basis of assets and liabilities using enacted tax laws and rates expected to apply to taxable income in the year in which the differences are expected to reverse. We regularly evaluate the valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded. As of December 31, 2024, the valuation allowance for deferred tax assets was $53.3 million. The Company recognizes a tax benefit in our financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position.

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

In the second quarter of 2024, Legacy Innovex identified a significant decrease in the fair values of a right of use asset related to a building lease and a company owned building for which the carrying values are held in Right of use assets - operating and Property and equipment, net, respectively, in the Consolidated Balance Sheets. Legacy Innovex received third-party quoted market prices for both assets; based on this market information, Legacy Innovex determined that the carrying value of both assets was not recoverable and exceeded their fair values. Legacy Innovex then measured the impairment losses by comparing the carrying values with the current third-party quoted market prices resulting in a total impairment of $3.0 million and $0.5 million for the operating lease right of use asset and the company owned building, respectively.

We believe that the estimates and assumptions used in our impairment assessments are reasonable. However, if market conditions change dramatically, the impact on our forecasts and projections may be significant which could result in future impairments for our reportable units with long-term assets including goodwill.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies to our Consolidated Financial Statements included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our financial position is exposed to a variety of risks, including commodity price risk, foreign currency exchange rate risk, and interest rate risk. The Company does not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions.

Commodity Price Risk

The market for our products and services is indirectly exposed to fluctuations in the prices of oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the exploration and production industry. Additionally, because we do not sell our products under long-term contracts, we believe that we are particularly exposed to short-term fluctuations in the prices of oil and natural gas.

Foreign Currency Exchange Rate Risk

A portion of our revenues are derived internationally and, accordingly, our competitiveness and financial results may be impacted by foreign currency fluctuations where revenues and costs are denominated in local currencies rather than U.S. dollars. See “Item 1A. Risk Factors—Risks Related to our Business” in this Annual Report for further details on our foreign currency exchange risk.

Interest Rate Risk

We are primarily exposed to interest rate risk through the Revolver and Term Loan. As of December 31, 2024, we had variable rate debt outstanding consisting of $11.4 million under the Term Loan and $14.0 million under the Revolver which bear interest at an adjusted SOFR rate plus an applicable margin or at the alternate base rate plus an applicable margin.

Item 8. Financial Statements and Supplementary Data.

The information required hereunder is included in this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

As further discussed below in “Management’s Report on Internal Control Over Financial Reporting”, management excluded (1) Legacy Innovex and (2) DWS from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In light of the overlap between a company's disclosure controls and procedures and its internal control over financial reporting, our evaluation of disclosure controls and procedures excludes an assessment of those disclosure controls and procedures of Legacy Innovex and DWS that are subsumed by internal control over financial reporting. Dril-Quip's total assets and revenues included in management's assessment represent approximately 40% and 22%, respectively, of the related financial statement amounts as of and for the year ended December 31, 2024. DWS’s total assets and revenues excluded from management's assessment represent 12% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. See also “Material Weaknesses Previously Identified Related to Legacy Innovex”.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by or under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

On September 6, 2024, Dril-Quip and Legacy Innovex completed the Merger. Dril-Quip was the legal acquirer in the Merger; Legacy Innovex was the accounting acquirer in the Merger under U.S. GAAP. Prior to the Merger, Legacy Innovex was a privately-held company and was not subject to the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404 of SOX”), while Dril-Quip was a publicly traded company subject to Section 404 of SOX. For all filings under the Exchange Act after the Merger, the historical financial statements of the Company for the periods prior to the Merger are and will be those of Legacy Innovex. The activities of Dril-Quip are and will be included in the Company’s financial statements for all periods subsequent to the Merger.

As the Merger occurred during the third quarter of 2024, and Legacy Innovex was not previously subject to Section 404 of SOX, management concluded there was insufficient time for management to complete its assessment of the internal control over financial reporting related to Legacy Innovex, and, therefore, the Legacy Innovex internal control over financial reporting was excluded from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Dril-Quip's total assets and revenues represent approximately 40% and 22%, respectively, of the related financial statement amounts as of and for the year ended December 31, 2024.

Additionally, management has excluded DWS from its assessment of internal control over financial reporting as of December 31, 2024 as the Company purchased the remaining 80% of the entity in a step acquisition in November 2024. DWS is a wholly-owned subsidiary whose total assets and revenues represent 12% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report.

Material Weaknesses Previously Identified Related to Legacy Innovex

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As described above, Legacy Innovex was excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. However, prior to the Merger, Legacy Innovex management identified the following material weaknesses in its internal control over financial reporting, which management of the Company concluded continued to exist as of December 31, 2024: (1) Legacy Innovex did not design and maintain effective controls related to the accounting for income taxes at a sufficient level of precision or rigor; and (2) Legacy Innovex failed to employ personnel with adequate expertise to identify and evaluate complex income tax accounting matters. These material weaknesses resulted in audit adjustments to Legacy Innovex’s consolidated financial statements as of and for the year ended December 31, 2023 for deferred tax assets and liabilities, the income tax valuation allowance and related disclosures. Additionally, these material weaknesses could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s Plan to Remediate the Legacy Innovex Material Weaknesses

Our management is implementing remediation steps to improve our internal control over financial reporting. Specifically, we are implementing the following steps to remediate the material weaknesses:

•
We have hired additional tax personnel with adequate expertise to identify and evaluate complex income tax accounting matters.
•
We have engaged an accounting advisory firm to assist with the documentation, evaluation, remediation, and testing of the relevant internal controls related to the accounting for income taxes.
•
We are in the process of designing, implementing, and operating sufficiently precise controls to ensure timely and accurate preparation, review, and reporting of the income tax provision and the income tax disclosures in our consolidated financial statements.

Remediation of Previously Identified Dril-Quip Material Weakness

In addition to Legacy Innovex's material weaknesses discussed above that continue to exist, Dril-Quip previously identified a material weakness wherein we did not design and maintain effective controls over the financial statement classification of inventory write-downs related to restructurings. As of December 31, 2024, management has concluded that this previously identified material weakness has been remediated through the operation of the necessary previously designed and implemented Legacy Innovex controls to ensure appropriate financial statement classification in the event of a significant and unusual transaction, such as a restructuring.

Changes in Internal Control Over Financial Reporting

As described above, the Merger was completed on September 6, 2024, which represented a change in internal control over financial reporting. During the quarter ended December 31, 2024, following becoming a public company as a result of the reverse merger, we began integrating our financial reporting processes of the business with Dril-Quip’s processes and are implementing additional closing procedures to enable our financial reporting process. The processes and controls for significant areas including business combinations, income taxes, treasury, consolidations and the preparation of financial statements and related disclosures, and entity level controls have been substantially impacted by the ongoing integration activities. The primary changes in these areas are related to the consolidation of process owner leadership and control owners, and where required, the modification of inputs, processes and associated systems. For all areas of change noted, management believes the control design and implementation thereof are being appropriately modified to address underlying risks. Other than such changes, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

New Credit Agreement

Because we are filing this Annual Report within four business days after the triggering event, we are making the following disclosure under this “Item 9B. Other Information” instead of filing a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement, and Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On February 27, 2025, we entered into the New Credit Agreement to replace the Credit Agreement. The New Credit Agreement matures on February 27, 2030. The New Credit Agreement, among other things, (i) extended the maturity of the agreement from June 2026 to February 2030, (ii) increased the maximum revolving amount from $110 million to $200 million, which may, subject to certain conditions, be increased to $250 million, (iii) eliminated the term loan commitment and (iv) provided for an applicable margin for interest on the loans to be based on availability, effective as of April 1, 2025. The applicable margin under the New Credit Agreement will range from 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans.

The foregoing description of the New Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the New Credit Agreement, which is filed as Exhibit 10.17 to this Annual Report and is incorporated herein by reference.

New Share Repurchase Program

Because we are filing this Annual Report within four business days after the triggering event, we are making the following disclosure under this “Item 9B. Other Information” instead of filing a Current Report on Form 8-K under Item 8.01 Other Events.

On February 25, 2025, our board of directors approved a new share repurchase program (the “New Share Repurchase Program”) that authorizes repurchases of up to an aggregate of $100 million of our outstanding common stock. In connection the New Share Repurchase Program, all share repurchase plans previously authorized by the Dril-Quip board of directors have been terminated. The New Share Repurchase Program does not require us to repurchase a specific number of shares or have an expiration date. The New Share Repurchase Program may be suspended or discontinued by our board of directors at any time without prior notice. The authorized repurchases will be made from time to time in the open market, through block trades or in privately negotiated transactions. The timing, volume and nature of share repurchases will be at the discretion of our management and dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time. The cost of the shares that are repurchased will be funded from any funds of the Company legally available therefore. Any shares repurchased under the program will be cancelled.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
2.1^

Agreement and Plan of Merger, dated as of March 18, 2024, by and among Dril-Quip, Inc., Ironman Merger Sub, Inc., DQ Merger Sub, LLC and Innovex Downhole Solutions, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 18, 2024, File No. 001-13439).

2.2^

Equity Purchase Agreement, dated as of November 29, 2024, by and among Innovex International, Inc., Downhole Well Solutions, LLC and the Sellers party thereto (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 2, 2024, File No. 001-13439).

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

3.3

Certificate of Amendment to the Restated Certificate of Incorporation of Innovex International, Inc., dated September 6, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2024, File No. 001-13439).

3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2023, File No. 001-13439).
3.5

Amendment to the Amended and Restated Bylaws, dated September 6, 2024 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K on September 6, 2024, File No. 001-13439).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-13439).
4.2*	Description of securities.
4.3

Registration Rights Agreement, dated as of September 6, 2024, by and among Innovex International, Inc., Intervale Capital Fund II, L.P., Intervale Capital Fund III, L.P., Amberjack Capital Fund II, L.P., Innovex Co-Invest Fund, L.P., Innovex Co-Invest Fund II, L.P. and Intervale Capital Fund II-A, L.P. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2024, File No. 001-13439).

4.4

Stockholders Agreement, dated as of September 6, 2024, by and among Innovex International, Inc., Amberjack Capital Partners, L.P., Intervale Capital Fund II, L.P., Intervale Capital Fund III, L.P., Amberjack Capital Fund II, L.P., Innovex Co-Invest Fund, L.P., Innovex Co-Invest Fund II, L.P. and Intervale Capital Fund II-A, L.P. (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on September 6, 2024, File No. 001-13439).

10.1+	Innovex Downhole Solutions, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-282180).
10.2+	2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on March 31, 2017, File No. 001-13439).
10.3+

Amendment No. 1 to 2017 Omnibus Incentive Plan of Dril-Quip Inc. (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-13439).

10.4+

Form of Restricted Stock Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 20, 2019, File No. 001-13439).

10.5+

2017 Performance Unit Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-13439).

10.6+

Form of Director Restricted Stock Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 001-13439).

10.7+

Form of Restricted Stock Award Agreement for senior management under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-13439).

10.8+

2020 Performance Unit Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File No. 001-13439).

10.9+

2022 Performance Unit Award Agreement under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-13439).

10.10+

2022 Amended and Restated Stock Compensation Program for Directors under 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File No. 001-13439).

10.11^

Second Amended and Restated Revolving Credit, Term Loan, Guaranty and Security Agreement, dated as of June 10, 2022, among Innovex Downhole Solutions, Inc., Tercel Oilfield Products USA L.L.C., Top-Co Inc. and each party joined thereto from time to time as a borrower, as borrowers, each person joined thereto from time to time as a guarantor, as guarantors, the financial institutions from time to time party thereto, as lenders, and PNC Bank, National Association, as the agent for lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 declared effective on August 6, 2024, File No. 333-279048).

10.12^

First Amendment to Second Amended and Restated Revolving Credit, Term Loan, Guaranty and Security Agreement, dated November 28, 2022, among Innovex Downhole Solutions, Inc., Tercel Oilfield Products USA L.L.C., Top-Co Inc., Pride Energy Services, LLC and each person joined to the Credit Agreement as a borrower from time to time, as borrowers, each person joined to the Credit Agreement as guarantors, the financial institutions party to the Credit Agreement, as lenders, and PNC Bank, National Association, as the agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 declared effective on August 6, 2024, File No. 333-279048).

10.13^

Second Amendment to Second Amended and Restated Revolving Credit, Term Loan, Guaranty and Security Agreement and Limited Waiver, dated as of April 3, 2023, among Innovex Downhole Solutions, Inc., Tercel Oilfield Products USA L.L.C., Top-Co Inc., Pride Energy Services, LLC and each person joined to the Credit Agreement as a borrower from time to time, as borrowers, each person joined to the Credit Agreement as a guarantor from time to time, the financial institutions from time to time party to the Credit Agreement as lenders and PNC Bank, National Association, as agent for lenders (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 declared effective on August 6, 2024, File No. 333-279048).

10.14^

Third Amendment to Second Amended and Restated Revolving Credit, Term Loan, Guaranty and Security Agreement and Limited Waiver, dated as of December 15, 2023, among Innovex Downhole Solutions, Inc., Tercel Oilfield Products USA L.L.C., Top-Co Inc., Pride Energy Services, LLC and each person joined to the Credit Agreement as a borrower from time to time, as borrowers, each person joined to the Credit Agreement as a guarantor from time to time, the financial institutions from time to time party to the Credit Agreement as lenders and PNC Bank, National Association, as agent for lenders (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 declared effective on August 6, 2024, File No. 333-279048).

10.15^

Fourth Amendment to Second Amended and Restated Revolving Credit, Term Loan, Guaranty and Security Agreement and Limited Waiver, dated as of June 28, 2024, among Innovex Downhole Solutions, Inc., Tercel Oilfield Products USA L.L.C., Top-Co Inc., Pride Energy Services, LLC and each person joined to the Credit Agreement as a borrower from time to time, as borrowers, each person joined to the Credit Agreement as a guarantor from time to time, the financial institutions from time to time party to the Credit Agreement as lenders and PNC Bank, National Association, as agent for lenders (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 declared effective on August 6, 2024, File No. 333-279048).

10.16

Joinder Agreement, dated as of September 6, 2024, by and among Innovex Downhole Solutions, Inc., Tercel Oilfield Products USA L.L.C., Top-Co Inc., Pride Energy Services, LLC, Dril-Quip, Inc., TIW Corporation, Innovex Downhole Solutions, LLC and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 6, 2024, File No. 001-13439).

10.17*^

Third Amended and Restated Revolving Credit, Guaranty and Security Agreement, dated as of February 27, 2025, among Innovex International, Inc., and each party joined thereto from time to time as a guarantor, as guarantors, the financial institutions from time to time party thereto, as lenders, and PNC Bank, National Association, as the agent for lenders.

10.18	Form of Indemnification Agreement. (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K on September 6, 2024, File No. 001-13439).
10.19+

Employment Agreement, dated as of December 2, 2021, between the Company and Mr. Webster (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 3, 2021, File No. 001-13439).

10.20+

Employment Agreement, dated as of December 2, 2021, between the Company and Mr. Bird (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 3, 2021, File No. 001-13439).

10.21+

Employment Agreement, dated as of December 2, 2021, between the Company and Mr. McClure (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2021, File No. 001-13439).

10.22+

Employment Agreement, dated as of October 25, 2022, between the Company and Mr. Underwood (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-13439).

10.23+

Separation Agreement and General Release of Claims, dated September 6, 2024, by and between Dril-Quip, Inc. and Jeffrey J. Bird (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K on September 6, 2024, File No. 001-13439).

10.24+

Separation Agreement and General Release of Claims, dated September 6, 2024, by and between Dril-Quip, Inc. and Kyle F. McClure (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K on September 6, 2024, File No. 001-13439).

10.25+

Separation Agreement and General Release of Claims, dated September 6, 2024, by and between Dril-Quip, Inc. and James C. Webster (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K on September 6, 2024, File No. 001-13439).

10.26+

Separation Agreement and General Release of Claims, dated September 6, 2024, by and between Dril-Quip, Inc. and Donald M. Underwood (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K on September 6, 2024, File No. 001-13439).

10.27+

Letter Agreement between Innovex International, Inc. and Kyle McClure, dated as of September 8, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 12, 2024, File No. 001-13439).

10.28+

Contract Extension Agreement between Innovex International, Inc. and Kyle McClure, effective as of October 8, 2024. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 15, 2024, File No. 001-13439).

10.29

Waiver Agreement, dated as of August 25, 2024, by and between Dril-Quip, Inc. and Innovex Downhole Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 26, 2024, File No. 001-13439).

19.1*	Innovex International, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Company.
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Innovex International, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

^ Certain exhibits and schedules have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule upon the request of the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2025.

INNOVEX INTERNATIONAL, INC.

By:	/s/ Adam Anderson
Adam Anderson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Adam Anderson	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025
Adam Anderson

/s/ Kendal Reed	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2025
Kendal Reed

/s/ John Lovoi	Director	March 3, 2025
John Lovoi

/s/ Terence Jupp	Director	March 3, 2025
Terence Jupp

/s/ Carri Lockhart	Director	March 3, 2025
Carri Lockhart

/s/ Jason Turowsky	Director	March 3, 2025
Jason Turowsky

/s/ Angie Sedita	Director	March 3, 2025
Angie Sedita

/s/ Bonnie S. Black	Director	March 3, 2025
Bonnie S. Black

/s/ Benjamin M. Fink	Director	March 3, 2025
Benjamin M. Fink

Innovex International, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innovex International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Innovex International, Inc. and its subsidiaries (the "Company") as of December 31, 2024, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded (1) Innovex Downhole Solutions, Inc. (“Legacy Innovex”) and (2) Downhole Well Solutions, LLC (“DWS”) from its assessment of internal control over financial reporting as of December 31, 2024, because Legacy Innovex was acquired by Dril-Quip, Inc. in 2024 and DWS was acquired by the Company in a step acquisition in 2024. We have also excluded Legacy Innovex and DWS from our audit of internal control over financial reporting. Dril-Quip's total assets and revenues included in management’s assessment and our audit of internal control over financial reporting represent 40% and 22%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. DWS’s total assets and revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 12% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Reverse Acquisition of Dril-Quip – Valuation of Property, Plant & Equipment

As described in Notes 1, 2 and 3 to the consolidated financial statements, on September 6, 2024, Legacy Innovex merged with and into Dril-Quip. The total purchase consideration was $537 million. Of the acquired assets, $134 million of property, plant & equipment (“PP&E”) was recorded. The fair value of PP&E is estimated using either the market approach (vehicle assets and land) or cost approach (buildings and personal property). Under the market approach, the value reflects the price at which comparable assets are purchased under similar circumstances, and the significant judgment and assumption used was defining comparable sales information based on the age and type of assets being valued. Under the cost approach, the value is based on the cost of a market participant to reconstruct a substitute asset of comparable utility, adjusted for any obsolescence, and the key judgment and assumptions used include the replacement cost and physical deterioration factors, including economic useful life and effective age.

The principal considerations for our determination that performing procedures relating to the valuation of PP&E acquired in the reverse acquisition of Dril-Quip is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the PP&E acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) comparable sales for vehicle assets and land used in the market approach and (b) replacement cost and physical deterioration of buildings and replacement cost of personal property used in the cost approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) reading the merger agreement; (ii) testing management’s process for developing the fair value estimate of the PP&E acquired; (iii) evaluating the appropriateness of the market and cost approaches used by management; (iv) testing the completeness and accuracy of the underlying data used in the market and cost approaches; and (v) evaluating the reasonableness of significant assumptions used by management related to (a) comparable sales for vehicle assets and land used in the market approach and (b) replacement cost and physical deterioration of buildings and replacement cost of personal property used in the cost approach. Evaluating management’s assumptions related to comparable sales for vehicle assets and land used in the market approach and replacement cost and physical deterioration of buildings and replacement cost of personal property used in the cost approach involved considering (i) the consistency with external market and industry data and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market and cost approaches and (ii) the reasonableness of the comparable sales, replacement cost and physical deterioration assumptions.

Acquisition of Downhole Well Solutions, LLC – Valuation of Customer Relationships

As described in Notes 1, 2 and 3 to the consolidated financial statements, on November 29, 2024, the Company acquired Downhole Well Solutions, LLC (“DWS”). The total purchase consideration was $137.8 million. Of the acquired intangible assets, $67.8 million of customer relationships were recorded. The fair value of customer relationships was estimated using a multi-period excess earnings method. Under this method, the value is derived from cash flow projections, which includes significant judgments and assumptions relating to baseline revenue and revenue growth rates, EBITDA margins, contributory asset charges, customer attrition rate, and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of DWS is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, customer attrition rate and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, customer attrition rate and discount rate. Evaluating management’s assumptions related to revenue growth rates involved considering (i) the current and past performance of the DWS business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the discount rate assumption

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 3, 2025

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Innovex International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Innovex International, Inc. (formerly known as Innovex Downhole Solutions, Inc.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2022 to 2024.

Houston, Texas

April 2, 2024 (except for Note 1 as it relates to the common stock conversion and the effects thereof, and Note 2, Segment Information, as to which the date is March 3, 2025)

Innovex International, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and restricted cash	$73,278	$7,406
Trade receivables, net of allowance of $63,875 and $5,015 at December 31, 2024 and 2023, respectively	239,506	118,360
Contract assets	5,062	—
Inventories	271,173	141,188
Assets held for sale	4,749	—
Prepaid expenses and other current assets	47,623	21,318
Total current assets	641,391	288,272
Noncurrent assets
Property and equipment, net	190,786	52,424
Right of use assets – operating	54,873	32,673
Goodwill	60,176	23,932
Intangibles, net	108,363	41,808
Deferred tax asset, net	134,540	14,017
Equity method investment	—	20,025
Other long-term assets	7,354	2,149
Total noncurrent assets	556,092	187,028
Total assets	$1,197,483	$475,300
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$65,201	$32,035
Operating lease liabilities	10,547	7,358
Accrued expenses	60,593	28,736
Contract liabilities	13,463	—
Current portion of long-term debt and finance lease obligations	10,467	9,824
Other current liabilities	2,387	670
Total current liabilities	162,658	78,623
Noncurrent liabilities
Long-term debt and finance lease obligations	24,901	40,566
Operating lease liabilities	45,153	27,159
Deferred income taxes	624	—
Other long-term liabilities	5,991	31
Total noncurrent liabilities	76,669	67,756
Total liabilities	$239,327	$146,379
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	$—	$—
Common stock:
$0.01 par value, 100,000,000 and 40,249,394 shares authorized at December 31, 2024 and 2023, respectively; 69,178,262 and 30,928,647 shares issued and outstanding at December 31, 2024 and 2023, respectively	692	309
Additional paid-in capital	755,077	180,633
Accumulated other comprehensive income	(8,863)	2,071
Retained earnings	211,250	145,908
Total stockholders’ equity	$958,156	$328,921
Total liabilities and stockholders’ equity	$1,197,483	$475,300

The accompanying notes are an integral part of these consolidated financial statements.

Innovex International, Inc.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022
Revenues
Products	$527,394	$460,802	$402,019
Services	83,127	63,391	33,519
Rental	50,282	31,346	31,651
Total revenues	660,803	555,539	467,189
Cost of revenues(a)
Products	332,372	295,293	267,956
Services	82,109	55,730	29,252
Rental	13,691	9,079	11,864
Total cost of revenues	428,172	360,102	309,072
Selling, general and administrative expenses	116,181	72,797	59,194
(Gain) loss on sale of assets	(654)	106	709
Depreciation and amortization	31,207	22,659	18,468
Impairment of long-lived assets	3,522	266	964
Acquisition costs	33,300	2,327	2,939
Income from operations	49,075	97,282	75,843
Interest expense	2,430	5,506	4,034
Other expense (income), net	298	385	(1,120)
Equity method earnings	(2,616)	(2,975)	—
Gain on bargain purchase	(85,812)	—	—
Gain on consolidation of equity method investment	(8,037)	—	—
Income before income taxes	142,812	94,366	72,929
Income tax expense, net	2,487	20,440	9,651
Net income	140,325	73,926	63,278
Foreign currency translation adjustment	(10,969)	(1,753)	463
Comprehensive income	$129,356	$72,173	$63,741
Earnings per common share
Basic	$2.82	$2.39	$2.07
Diluted	$2.77	$2.29	$2.01
Weighted average common shares outstanding
Basic	49,727,093	30,928,647	30,540,417
Diluted	50,627,004	32,338,518	31,443,084

(a) Cost of revenues excludes depreciation and amortization.

The accompanying notes are an integral part of these consolidated financial statements.

Innovex International, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock
(in thousands, except share amounts)	Shares	$ Amount	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2021	30,366,522	$304	$169,062	$8,704	$2,481	$180,551
Stock-based compensation	—	—	907	—	—	907
Foreign currency translation adjustment	—	—	—	—	463	463
Net income	—	—	—	63,278	—	63,278
Issuance of common stock - Pride	645,641	6	9,994	—	—	10,000
Employee stock re-purchase	(83,515)	(1)	(1,292)	—	—	(1,293)
Release of cumulative translation adjustment due to entity closure	—	—	—	—	(2,626)	(2,626)
Balance at December 31, 2022	30,928,648	$309	$178,671	$71,982	$318	$251,280
Stock-based compensation	—	—	1,962	—	—	1,962
Foreign currency translation adjustment	—	—	—	—	1,753	1,753
Net income	—	—	—	73,926	—	73,926
Balance at December 31, 2023	30,928,648	$309	$180,633	$145,908	$2,071	$328,921
Stock-based compensation	—	—	13,248	—	—	13,248
Foreign currency translation adjustment	—	—	—	—	(10,969)	(10,969)
Net income	—	—	—	140,325	—	140,325
Dividend payment	—	—	—	(74,983)	—	(74,983)
Issuance of common stock for Merger	35,134,652	351	536,922	—	—	537,273
Issuance of common stock - DWS	1,918,558	19	31,196	—	—	31,215
Stock options exercised	1,418,531	14	3,312	—	—	3,326
Equity award vestings	465,921	5	(5)	—	—	—
Shares withheld related to net settlement of equity awards	(688,047)	(6)	(10,229)	—	—	(10,235)
Release of cumulative translation adjustment due to entity closure	—	—	—	—	35	35
Balance at December 31, 2024	69,178,263	$692	$755,077	$211,250	$(8,863)	$958,156

The accompanying notes are an integral part of these consolidated financial statements.

Innovex International, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$140,325	$73,926	$63,278
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,207	22,659	18,468
Deferred financing fees amortization	409	332	312
Amortization of operating lease ROU asset	8,317	7,400	6,492
Impairment of long-lived assets	3,522	266	964
Bargain purchase gain	(85,812)	—	—
Gain on consolidation of equity method investment	(8,037)	—	—
Stock-based compensation expense	13,248	1,962	907
(Gains)/losses on sale of property, equipment and lease terminations	(939)	533	(771)
Deferred tax, net	(4,595)	(7,406)	(6,711)
Equity method earnings, net of dividends	495	(1,675)	—
Release of CTA gain	—	—	(2,626)
Changes in operating assets and liabilities, net of amounts related to acquisitions:
Accounts receivable, net	13,221	5,271	(37,565)
Inventories	7,872	(4,533)	(44,207)
Prepaid expenses and other current assets	(7,775)	(7,752)	(2,804)
Other long-term assets	(2,017)	1,330	(1,540)
Accounts payable	(22,344)	(9,615)	2,405
Accrued expenses and other current liabilities	651	792	2,523
Other operating assets and liabilities, net	5,691	(7,626)	(4,936)
Net cash provided by (used in) operating activities	93,439	75,864	(5,811)
Cash flows from investing activities
Payments on acquisitions, net of cash acquired	(65,521)	—	(28,914)
Capital expenditures	(13,594)	(15,487)	(9,575)
Proceeds from sale of property and equipment	3,247	1,410	967
Equity method investment	—	(18,350)	—
Cash acquired in stock-based business combination	154,312	—	—
Net cash provided by (used in) investing activities	78,444	(32,427)	(37,522)
Cash flows from financing activities
Deferred debt issuance cost	—	393	(719)
Revolving credit facility borrowings	187,300	254,500	132,006
Revolving credit facility payments	(196,500)	(278,300)	(101,506)
Term loan borrowings	—	—	19,479
Term loan payments	(6,282)	(5,400)	(3,250)
Subordinated note payments	—	(11,893)	—
Payments on finance leases	(5,698)	(3,865)	(2,432)
Common stock and options repurchase net of sales	—	—	(1,293)
Dividend payment	(74,983)	—	—
Proceeds from exercise of options	3,326	—	—
Taxes paid related to net share settlement of equity awards	(10,235)	—	—
Net cash provided by (used in) financing activities	(103,072)	(44,565)	42,285
Effect of exchange rate changes	(2,939)	118	(272)
Net change in cash and restricted cash	65,872	(1,010)	(1,320)
Cash and restricted cash beginning of period	7,406	8,416	9,736
Cash and restricted cash end of period	$73,278	$7,406	$8,416
Supplemental cash flow information:
Cash paid for interest	$1,991	$5,747	$3,148
Cash paid for income taxes	$5,600	$28,388	$14,980

The accompanying notes are an integral part of these consolidated financial statements.

Innovex International, Inc.

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF BUSINESS

Description of Business

Innovex International, Inc. (“Innovex”, the “Company”, the “Combined Company”, or “we”) designs, manufactures, sells and rents a broad suite of well-centric, engineered products to the global oil and natural gas industry. Our products are sold and rented to international oil companies, national oil companies, independent exploration and production companies and multinational service companies. The products we provide have applications across the well lifecycle for both onshore and offshore oil and natural gas wells, including well construction, well completion, and well production and intervention applications. The Company’s corporate office is located in Humble, Texas.

On March 18, 2024, Innovex Downhole Solutions, Inc., a Delaware corporation (“Legacy Innovex”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dril-Quip, Inc., a Delaware corporation (“Dril-Quip”), Ironman Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Dril-Quip, and DQ Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Dril-Quip. On September 6, 2024 (the “Closing Date”), the transactions contemplated in the Merger Agreement (the “Merger”) were consummated. Following the Merger, Legacy Innovex became a wholly owned subsidiary of Dril-Quip, and the name “Dril-Quip, Inc.” was changed to “Innovex International, Inc.”. The Company’s stock remained listed on the New York Stock Exchange, and its symbol was changed to “INVX”. Except as otherwise indicated, references herein to “Dril-Quip” are to Dril-Quip, Inc. prior to the completion of the Merger.

The Merger was accounted for using the acquisition method of accounting with Legacy Innovex being identified as the accounting acquirer. The Consolidated Financial Statements of the Company reflect the financial position, results of operations and cash flows of only Legacy Innovex for all periods prior to the Merger and of the Combined Company for all periods subsequent to the Merger.

In connection with the consummation of the Merger, the outstanding shares of common stock, par value $0.01 per share, of Legacy Innovex (the “Legacy Innovex Common Stock”) were converted into the right to receive 32,183,966 shares of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”). The number of shares of Company Common Stock received for each share of Legacy Innovex Common Stock by the Legacy Innovex shareholders was equal to 2.0125 (the “Exchange Ratio”).

On November 29, 2024, the Company acquired the remaining 80% of the issued and outstanding equity securities of Downhole Well Solutions, LLC (“DWS”) for a mixture of cash and equity consideration, resulting in DWS becoming a wholly owned subsidiary of Innovex. Refer to Note 3. Mergers and Acquisitions for further details.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). The Consolidated Financial Statements include the accounts of our subsidiaries where we have control over operating and financial policies. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount we report in our Consolidated Financial Statements and accompanying notes. Such estimates include but are not limited to estimated losses on accounts receivables, estimated realizable value on excess and obsolete inventories, estimates of the fair values of the assets and liabilities acquired through business acquisitions, estimates related to the fair value of the reporting unit for purposes of assessing possible goodwill impairment, expected future cash flows from long lived assets to support impairment tests, stock-based compensation, amounts of deferred taxes and income tax contingencies. Refer to individual accounting policies of each related account below for further details. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates and variances could materially affect our financial condition and results of operations in future periods.

Cash and Restricted Cash

Cash consists of cash on deposit and cash on hand. The Company considers all highly liquid investments with an original maturity date of less than three months to be cash equivalents. These investments are carried at cost, which approximates fair value. Throughout the year ended December 31, 2024, we maintained cash balances that were in excess of Federal Deposit Insurance Corporation (“FDIC”) insured limits. The majority of our international cash balances are deposited with large international, well capitalized and reputable banks. We closely monitor our international and domestic cash accounts for any default risks, noting none as of December 31, 2024 and 2023, and believe that we are not exposed to any significant credit risk on these amounts.

As of December 31, 2024 and 2023, the Company had a restricted cash balance of $3.6 million and $0.3 million, respectively. This balance at December 31, 2024 primarily consists of a cash collateral account with JPMorgan Chase Bank, N.A., to facilitate the Company’s existing letters of credit. The Company is required to maintain a balance equal to the outstanding letters of credit plus 5% at all times which is considered restricted cash and is included in Cash and restricted cash in our Consolidated Balance Sheet at December 31, 2024. Withdrawals from this cash collateral account are only allowed when a given letter of credit has expired or has been cancelled.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk are cash, restricted cash and trade receivables. Substantially all our sales are to customers whose activities are directly or indirectly related to the oil and natural gas industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. We generally extend credit to these customers and, therefore, collectability of receivables is affected by market conditions in the oil and natural gas industry. We perform ongoing credit evaluations as to the financial condition of our customers with respect to trade receivables. Generally, no collateral is required as a condition of sale. No single customer individually accounted for 10% or more of our consolidated revenue or trade receivables, net as of December 31, 2024 or 2023.

Trade Receivables and Allowance for Credit Losses

Trade receivables are stated at the historical carrying amount, net of allowances for credit losses. These receivables are generally uncollateralized, and accounts outstanding longer than the payment terms are considered past due.

We evaluate our global trade receivables through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts and financial condition of our customers. Based on our review of these factors, we establish or adjust allowances for specific customers. Past due balances are written-off against allowance for credit losses when the accounts are deemed no longer to be collectible. This process involves judgment and estimation; therefore, our results of operations could be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts.

Trade receivables as of December 31, 2024 and 2023 are as follows:

	December 31,
(in thousands)	2024	2023
Trade accounts receivable	$275,106	$107,218
Unbilled revenue	28,275	16,157
Allowance for credit losses	(63,875)	(5,015)
Trade receivables, net	$239,506	$118,360

The changes in allowance for credit losses during the years ended December 31, 2024, 2023 and 2022 were as follows:

	December 31,
(in thousands)	2024	2023	2022
Balance at January 1	$5,015	$3,136	$4,962
Allowance pertaining to the receivables acquired as part of the Merger	72,685	—	—
Provision for (recovery of) credit losses	(5,049)	3,611	1,131
Write-offs charged against allowance	(8,776)	(1,732)	(2,957)
Balance at December 31	$63,875	$5,015	$3,136

Inventory

Inventory is stated at the lower of cost or net realizable value. The Company determines the costs of all raw materials, work-in-process and finished goods inventories by the average cost method. Cost components of inventories include direct labor, applicable production overhead, and amounts paid to suppliers for materials and products as well as freight costs and, when applicable, duty costs to import the materials and products.

The Company evaluates the realizability of inventory on a product-by-product basis in consideration of historical and anticipated sales demand, technological changes, product life cycle and component cost trends. As a result of the realizability analysis, inventories have been reduced to the lower of cost or net realizable value. If actual circumstances are less favorable than those projected by management in its evaluation of the net realizable value of inventories, additional write-downs may be required.

Property and Equipment

Property and equipment are stated at acquired cost and depreciated over their estimated useful life utilizing the straight-line method. Expenditures for property and equipment and for items which substantially increase the useful lives of existing assets are capitalized, while routine expenditures for repairs and maintenance are expensed as incurred. The assets and liabilities under finance leases are recorded at the lower of present value of the minimum lease payments or the fair value of the assets. Leasehold improvements and property under finance leases are amortized over the shorter of the remaining lease term or useful life of the related asset. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are recognized in the year of disposal in (Gain)/loss on sale of assets in the Consolidated Statements of Operations and Comprehensive Income.

The table below summarizes the estimated useful lives of assets by category:

Years
Buildings, building improvements and leasehold improvements	Lease term - 30
Manufacturing machinery and equipment	3 - 7
Rental tools	3
Office equipment and computer software	3 - 7
Vehicles	3 - 5
Right of use leases – finance	Lease term

Leases

At inception of a contract, we determine if the contract contains a lease. When a lease is identified, we recognize a right of use (“ROU”) lease asset and a corresponding lease liability based on the present value of the lease payments over the lease term, discounted using the incremental borrowing rate. The incremental borrowing rate is calculated using an industry-specific yield curve adjusted for the Company’s credit rating. The Company elected a short-term lease accounting policy that allows it to forgo applying the balance sheet recognition requirements to short-term leases. Accordingly, no ROU asset or lease liability is recognized for leases with an initial term of twelve months or less, unless a renewal option is reasonably certain to be exercised, extending the lease beyond a twelve month term. Lease payments include fixed and variable lease components derived from usage or market-based indices. Variable lease payments may fluctuate for a variety of reasons including usage, output, insurance or taxes. These variable amounts are expensed as incurred and not included in the lease assets or lease liabilities. Options to extend or terminate a lease are reflected in the lease payments and lease term when it is reasonably certain that we will exercise those options. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations and Comprehensive Income. Finance lease assets are included in Property and equipment, net, and finance lease liabilities are included in Current portion of long-term debt and finance lease obligations and Long-term debt and finance lease obligations on the Consolidated Balance Sheets. Operating leases are presented as Right of use assets - operating and Operating lease liabilities on the Consolidated Balance Sheets. Refer to Note 11. Leases for further details.

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

In 2022, Legacy Innovex abandoned a building and determined the carrying value of the building was not recoverable and exceeded its fair value. Legacy Innovex measured the impairment loss by comparing the book value with the then current third-party quoted market price, resulting in a $1.0 million impairment loss for the year ended December 31, 2022. In 2023, Legacy Innovex received an updated third-party quoted market price for the abandoned building, resulting in an additional $0.3 million impairment loss for the year ended December 31, 2023. In the second quarter of 2024, Legacy Innovex obtained an updated third-party quoted market price for the abandoned building for less than the carrying value, resulting in an additional $0.5 million impairment loss recorded for the year ended December 31, 2024. The building was subsequently sold in the third quarter of 2024.

In the second quarter of 2024, Legacy Innovex identified a significant decrease in the market price of a right of use asset related to a building lease. Legacy Innovex determined the carrying value was not recoverable and exceeded the fair value. Legacy Innovex then measured the impairment loss by comparing the book value with a current third-party quoted market price, resulting in an impairment of $3.0 million.

Impairment losses recorded are presented as Impairment of long-lived assets in the Consolidated Statements of Operations and Comprehensive Income.

Goodwill

Goodwill is tested for impairment annually as of the year-end balance sheet date, or whenever events or circumstances change indicating that the fair value of a reporting unit with goodwill could be below its carrying amount. We first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying value. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required. If the carrying value of the reporting unit including goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized up to a maximum amount of goodwill allocated to that reporting unit. For the years ended December 31, 2024, 2023 and 2022, the Company recognized no goodwill impairments.

Intangible Assets

Intangible assets, comprised of trade names, customer relationships, non-compete agreements and patents, are amortized using the straight-line method over the assets’ estimated useful lives. The estimated useful lives of intangible assets are based on an evaluation of the circumstances surrounding each asset. The table below summarizes the estimated useful lives of intangible assets by category:

Years
Customer relationships	3 - 12
Non-compete agreements	7
Trade name	3 - 10
Technology, patents and other	5 - 14

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may be impaired. The carrying values are compared to the undiscounted anticipated future cash flows related to those assets. If the carrying value of an intangible asset exceeds the future undiscounted cash flow, an impairment charge is recorded in the period in which such review is performed, to the extent that the carrying value exceeds fair value. The Company determined that no impairment indicators existed at December 31, 2024, 2023 and 2022.

Business Combinations

We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Goodwill is recorded when there is excess of purchase price paid by the Company over the fair market value of the net assets acquired. A gain on bargain purchase is recorded when the fair market value of the net assets acquired exceeds the purchase price paid by the Company. Certain assumptions and estimates are employed in evaluating the fair value of assets acquired and liabilities assumed. These estimates may be affected by factors such as changing market conditions, technological advances in the oil and natural gas industry or changes in regulations governing that industry.

The fair value of inventory is estimated using the comparative sales approach. The fair value of property and equipment is estimated using either the market approach (vehicle assets and land) or cost approach (buildings and personal property). Under the market approach, the value reflects the price at which comparable assets are purchased under similar circumstances and the significant judgment and assumption used was defining our comparable sales information based on the age and type of assets being valued. Under the cost approach, the value is based on the cost of a market participant to reconstruct a substitute asset of comparable utility, adjusted for any obsolescence, and the key judgment and assumptions used include the replacement cost new and physical deterioration factors including economic useful life and effective age. The fair value of customer relationships and backlog are estimated using a multi-period excess earnings method. Under this method, used to estimate the fair value of customer relationships, the value is derived from cash flow projections for the customer relationships acquired, which includes significant judgments and assumptions relating to baseline revenue and revenue growth rates, EBITDA margins, contributory asset charges, customer attrition rate, and discount rate. To estimate the fair value of backlog, under the multi-period excess earnings method, the value is derived from cash flow projections for the previously sold contracts acquired, which includes significant judgments and assumptions relating to EBITDA margins, contributory asset charges, and discount rate.

The valuation of an acquired business is based on available information at the acquisition date and assumptions that are believed to be reasonable. However, a change in facts and circumstances as of the acquisition date can result in subsequent adjustments during the measurement period, but no later than one year from the acquisition date. To finalize purchase accounting for significant acquisitions, we utilize the services of independent valuation specialists to assist in the determination of fair value. Acquisition related costs are expensed as incurred. Refer to Note 3. Mergers and Acquisitions for further details.

Equity Method Investment

We utilize the equity method to account for investments when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses of the investee. We record dividends or other equity distributions as reductions in the carrying value of the investment. We classify distributions received from equity method investees using the cumulative earnings approach in our Consolidated Statements of Cash Flows. Under the cumulative earnings approach, distributions received from the unconsolidated entity are presumed to be a return on the investment unless the distributions received exceed cumulative equity in earnings recognized. In 2024, all distributions received before the acquisition of the remaining equity interest in DWS were deemed returns on investment and were therefore classified as Cash flows from operating activities. Subsequent to our acquisition of the remaining equity interest in DWS on November 29, 2024, we no longer hold ownership in a business accounted for using the equity method. Refer to Note 3. Mergers and Acquisitions for additional information about our previously held equity method investment.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. An established hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used, when available. Observable inputs are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect our assumptions about the factors that market participants would use in valuing the asset or liability. The valuation hierarchy contains three levels:

Level 1:	Inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

Level 2:

Inputs are based on quoted prices for similar instruments in active markets, quoted prices for similar or identical instruments in inactive markets and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

Level 3:

One or more significant inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar valuation techniques.

The carrying amounts we have reported for financial instruments, including cash and restricted cash, trade receivables, accounts payable and accrued expenses, approximate their fair values due to the short maturity of those instruments, and are considered Level 1. Short-term and long-term debts are recorded at carrying value, which approximates the fair value due to a variable interest rate and the Company’s ability to repay at any time, and are considered Level 2.

The Company accounts for all stock-based payments to employees, including grants of employee stock options and restricted stock units, based upon their fair values at grant date or the date of later modification over the requisite service period, and these fair value determinations are considered Level 3 for Legacy Innovex stock-based payment awards granted before the Merger and Level 1 for stock-based payment awards after the Merger. Refer to Note 14. Stock-Based Compensation for further details.

Revenue Recognition

Product and Service Revenue. The Company recognizes revenue under Accounting Standards Codification Topic 606 Revenue from Contracts with Customers (“ASC 606”) using two methods: over time method and point in time method. Revenues from the sale of standard inventory products, not accounted for under the over time method, are recorded at the point in time when customers obtain control of promised goods or services. The revenue recognized is the amount of consideration which we expect to receive in exchange for those goods or services. Our contracts with customers generally contain only one performance obligation for the related product or service ordered. The transaction price is determined using a fixed unit price as specified in the sales contract times the quantity of products or services sold. The transaction price for service arrangements is determined based on hours incurred multiplied by contractually agreed upon rates. In addition, to determine the transaction price at the time when revenue is recognized, we evaluate whether the price is subject to adjustments, such as for discounts or volume rebates, which are stated in the customer contract, to determine the net consideration to which we expect to be entitled. Taxes collected on sales to customers are excluded from the transaction price.

Revenue from product sales is recognized at the point in time when control transfers to the customer, which is dependent on the associated terms and conditions within our contractual arrangements. Typically, the performance obligations are satisfied upon shipment, and this is when control transfers to the customer. The Company has elected to treat shipping and handling costs as fulfillment costs (i.e., not a promised good or service). As such, shipping and handling costs are expensed in the period incurred and included in Cost of revenues in our Consolidated Statements of Operations and Comprehensive Income.

Revenue from services is recognized as hours are incurred. The Company recognizes revenue as the services are performed over time. The Company’s payment terms generally range from 30 to 60 days; as such, there is no significant financing component associated with the contract.

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

For each project in which revenue is recognized under the over time method, which is typically consistent of product sales of our subsea trees, the Company prepares a detailed analysis of estimated costs, profit margin, completion date and risk factors, which include availability of material, production efficiencies and other factors that may impact the project. On a quarterly basis, management reviews the progress of each project, which may result in revisions of previous estimates, including revenue recognition. The Company calculates the percentage complete and applies the percentage to determine the revenues earned and the appropriate portion of total estimated costs to be recognized. Losses, if any, are recorded in full in the period they become known.

Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in Contract liabilities as a liability in our Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings, in which case the amounts are reported in Contract assets in our Consolidated Balance Sheets. At December 31, 2024, contract assets totaled $5.1 million related to products accounted for using the over time method of accounting. For the year ended December 31, 2024, there were 6 projects representing approximately 0.2% of the Company’s total revenues and approximately 0.2% of its product revenues, which were accounted for using the over time method of accounting.

Rental Revenue. The Company supplies rental equipment to customers through operating leases on a short-term basis, with most equipment on a customer site for three months or less with no variable payment terms. Customers are required to return assets in the same condition as received, less any reasonable wear and tear; otherwise, additional charges will be applied. The Company’s contracts convey the right to control the use of the identified equipment for a period of time in exchange for consideration; as such, these contracts are considered leases according to Accounting Standards Codification Topic 842 Leases (“ASC 842”). Rental revenue is accounted for under the lease guidance according to ASC 842 and recognized ratably over the term of the lease. Customers have the option to extend rental equipment leases for short-term periods, but the options to exercise renewals are not reasonably certain. As such, no assumed lease renewals are included in lease term assessments. Lease contracts do not contain purchase options. No other significant judgments or assumptions were made to determine whether a contract contains a lease.

Refer to Note 4. Revenue for information regarding the Company’s revenue.

Contingencies

In the ordinary course of business, we are subject to various claims, lawsuits and complaints. We vigorously defend ourselves and prosecute these matters as appropriate. We, in consultation with external legal advisors, will provide for a contingent loss in the Consolidated Financial Statements if, at the date of the Consolidated Financial Statements, it is probable that a liability has been incurred and the amount can be reasonably estimated. Based on a consideration of all relevant facts and circumstances, we do not believe that the ultimate outcome of any currently pending lawsuit against us will have a material adverse effect upon our operations, financial condition or Consolidated Financial Statements. Legal costs are expensed as incurred.

Income Taxes

Innovex is a corporation and is subject to U.S. federal as well as state income tax. Additionally, our operations in foreign jurisdictions are subject to local country income taxes. Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the carrying amount and tax basis of assets and liabilities using enacted tax laws and rates expected to apply to taxable income in the year in which the differences are expected to reverse. We regularly evaluate the valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded. The Company’s policy is to recognize interest and penalties on uncertain tax positions within the provision for income taxes in income tax expense. Refer to Note 12. Income Taxes for additional information.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with Accounting Standards Codification Topic 718 Compensation—Stock Compensation (“ASC 718”). Equity instruments are measured at fair value on the grant date consistent with the terms of the award. We use an option pricing model to determine the fair value of stock options on the grant date. The Company has elected to account for forfeitures as they occur. Compensation expense is recorded on a straight-line basis over the requisite service period in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. Refer to Note 14. Stock-Based Compensation for additional discussion.

Foreign Currency Transactions

Transactions included in the financial information of each of the Company’s subsidiaries are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”) and then translated to the U.S. dollar (“the reporting currency”) as follows:

•
assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;
•
income and expenses for each income statement are translated at the average exchange rates occurring during the year-to-date period;
•
the effect of exchange rate changes on cash are reported in each cash flow statement presented; and
•
all resulting exchange differences are recognized as a separate component within Accumulated Other Comprehensive Income on the Consolidated Balance Sheets.

Research and Development Costs

Research and development costs, including the development costs of new products to be marketed by the Company, are expensed as incurred and included in Selling, general and administrative expenses on the Consolidated Statements of Operations and

Comprehensive Income. Research and development costs were approximately $3.7 million, $3.0 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Segment Information

The Company operates in one reportable segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM assesses performance and allocates resources based on financial information presented at a consolidated level. The types of products and services from which we derive our revenues is disclosed under “Revenue Recognition” in this footnote. The Company derives revenue globally, and our manufacturing and engineering capabilities exist in multiple locations, but these costs are managed centrally as manufactured parts and engineering capabilities are used to support the global company. The CODM assesses performance for the single reportable segment, which represents the consolidated global entity, based on net income which is reported in the Consolidated Statements of Operations and Comprehensive Income. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets.

The CODM uses net income to evaluate the profitability of our business operations, evaluate our return on capital, and to compare our operating performance to our competitors. Net income is also used in deciding whether to reinvest profits into the existing business or to use in other ways, such as for acquisitions.

The Company has adopted ASU 2023-07, “Segment Reporting (Topic 280)”, effective retrospectively for the fiscal year ended December 31, 2024. See "Recent Accounting Pronouncements" in this footnote for further discussion around the requirements of this ASU.

Reclassifications

In conjunction with the Merger, the Company made the following reclassification in the prior year presentation to conform to the current year presentation:

•
The Company reclassified $2.3 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively, to Acquisition costs, which were previously presented within Selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.

Recent Accounting Pronouncements

Segment Reporting (Topic 280). In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280). The amendments in this update require a public entity to report, for each reportable segment, a measure of the segment’s profit or loss that its CODM uses to assess segment performance and make decisions about resource allocation. The ASU requires public entities to provide investors with additional, more detailed information about a reportable segment’s expenses and is intended to improve the disclosures about a public entity’s reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments are required to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 for the year ended December 31, 2024, as disclosed under “Segment Information” within this footnote.

Income Tax Disclosures (Topic 740). In December 2023, the FASB issued ASU 2023-09 which updated accounting guidance related to income tax disclosures. The updated accounting guidance, among other things, requires additional disclosures primarily related to the tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-09 on its disclosures.

Expense Disaggregation Disclosures (Subtopic 220-40). In November 2024, the FASB issued ASU 2024-03 which requires additional disclosures of specific income statement expense line items in the notes to the financial statements on both an interim and annual basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. The Company is currently assessing the impact of ASU 2024-03 on its disclosures.

NOTE 3. MERGERS AND ACQUISITIONS

The Company’s acquisition of business and equity method investments consisted of the following transactions during the years ended December 31, 2024, 2023 and 2022. Acquisition costs within the Condensed Consolidated Statements of Operations and Comprehensive Income consist of legal, accounting, advisory fees, and other integration costs related to the Merger, the acquisition of Pride Energy Services, LLC, the acquisition of Rubicon Oilfield International, LLC in March of 2021, and the step acquisitions of DWS.

Legacy Innovex and Dril-Quip Merger

As discussed in Note 1. Summary of Business, on the Closing Date, the Merger was consummated. Following the Merger, Legacy Innovex became a wholly owned subsidiary of Dril-Quip, and the name “Dril-Quip, Inc.” was changed to “Innovex International, Inc.” As provided for in the Merger Agreement, Legacy Innovex paid a cash dividend of $75.0 million, or $2.39 per share, to the holders of Legacy Innovex Common Stock on September 6, 2024. The Merger was pursued given the enhanced global scale, footprint, and financial flexibility of combining the two companies. The Merger is accounted for as a reverse acquisition under ASC 805, Business Combinations (“ASC 805”), where Legacy Innovex, the legal acquiree, is determined to be the accounting acquirer of Dril-Quip based upon an evaluation of the following primary factors:

•
Although the pre-combination stockholders of Legacy Innovex held approximately 48% of the Combined Company, the largest pre-combination stockholder of Legacy Innovex, Amberjack Capital Partners, L.P. (“Amberjack”), held the largest minority voting interest of approximately 44% in the Company after the Merger closed, whereas Dril-Quip’s pre-combination ownership was widely dispersed among stockholders.
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
•
Upon consummation of the Merger, the Company’s headquarters are located at Legacy Innovex’s headquarters, the Company’s name has been changed to Innovex International, Inc., and the ticker symbol of the Company has been changed to “INVX.”

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

The Merger resulted in a gain on bargain purchase recognized on the Company’s Consolidated Statement of Operations and Comprehensive Income due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred. Upon completion of its preliminary assessment, the Company concluded that all of the assets acquired and liabilities assumed have been identified and recognized, including any additional assets and liabilities not previously identified or recognized in the acquisition accounting, and that recording a gain on bargain purchase was appropriate and required under U.S. GAAP. The bargain purchase gain was due to the decrease in the share price of legacy Dril-Quip stock from the date the Merger Agreement was signed to the Closing Date, while the agreed upon ratio of the Legacy Innovex stockholders’ ownership of the Combined Company, as stipulated in the Merger Agreement, remained the same.

The table below presents the preliminary allocation to the estimated fair value of identifiable assets acquired and liabilities assumed, and the resulting gain on bargain purchase as of the Closing Date. Measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date. We have adjusted our deferred tax asset as a result of measurement period adjustments due to a refinement of our estimated deferred tax positions by jurisdictions.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Preliminary Purchase Price Allocation (as Adjusted)
Cash and restricted cash	$154,312	-	154,312
Trade receivables	125,155	-	125,155
Contract assets	8,675	-	8,675
Inventories	148,958	-	148,958
Assets held for sale	1,535	-	1,535
Prepaid expenses and other current assets	20,023	-	20,023
Property and equipment, net	133,690	-	133,690
Right of use assets – operating	21,358	-	21,358
Deferred tax asset, net	124,634	(6,847)	117,787
Other long-term assets	5,461	-	5,461
Total assets	743,801	(6,847)	736,954
Accounts payable	48,887	-	48,887
Accrued expenses	28,906	-	28,906
Contract liabilities	14,332	-	14,332
Operating lease liabilities - current	2,080	-	2,080
Current portion of long-term debt and finance lease obligations	595	-	595
Other current liabilities	213	-	213
Long-term debt and finance lease obligations	1,645	-	1,645
Operating lease liabilities - noncurrent	15,397	-	15,397
Other long-term liabilities	1,814	-	1,814
Total liabilities	113,869	-	113,869
Net assets acquired	629,932	(6,847)	623,085
Gain on bargain purchase	(92,659)	6,847	(85,812)
Total purchase consideration	$537,273	-	537,273

The Company incurred transaction costs in connection with the Merger in the amount of $32.2 million for the year ended December 31, 2024. The costs have been expensed as incurred and recognized in Acquisition costs in the Company’s Consolidated Statement of Operations and Comprehensive Income.

Revenue and Earnings

For the period from September 7, 2024 to December 31, 2024, we have included $148.4 million of revenues contributed by the business acquired in the Merger. Due to the integration of operations since the Closing Date, it was impracticable to present stand-alone earnings since the date of the Merger.

Downhole Well Solutions, LLC (“DWS”) Acquisition

On May 1, 2023, Legacy Innovex acquired a 20% equity interest in DWS, via purchasing stock units of DWS, for the purchase price of $17.6 million in cash consideration. On November 29, 2024, the Company acquired the remaining 80% of the issued and outstanding equity securities of DWS, resulting in DWS becoming a wholly owned subsidiary of Innovex. DWS rents drilling equipment and related technology which is complimentary to the Company’s existing product lines.

Prior to the acquisition of the remaining 80% ownership interest in 2024, Legacy Innovex obtained significant influence over DWS through a 20% ownership and one board seat out of three total board seats of representation on the board of directors of DWS. The acquisition was accounted for as an equity method investment under Accounting Standards Codification 323, Investments—Equity Method and Joint Ventures (“ASC 323”). The cost of the investment was $15.0 million more than the acquired underlying equity in DWS net assets. The difference was attributable to intangible assets of $13.0 million and equity method goodwill of $2.0 million. The difference pertaining to intangible assets was being amortized to equity method earnings over the remaining useful life of the related asset. Transaction costs recognized in connection with the acquisition were $0.7 million and were capitalized as part of the equity investment. For the period from January 1, 2024 to November 29, 2024, the Company recorded its proportionate share of DWS’s net income of $3.9 million, adjusted for $1.3 million amortization attributed to intangible assets, and DWS distributed $3.1 million of dividends to the Company, which was recorded as a reduction of the carrying value of the equity investment. For the year ended December 31, 2023, the Company recorded its proportionate share of DWS’s net income of $3.9 million, adjusted for $1.0 million amortization attributed to intangible assets, and DWS distributed $1.3 million of dividends to the Company, which was recorded as a reduction of the carrying value of the equity investment.

As noted above, on November 29, 2024, the Company acquired the remaining 80% of the issued and outstanding equity securities of DWS. The purchase price for the acquisition consisted of $75.1 million in cash, subject to post-closing adjustments, and 1,918,558 shares of Company Common Stock. An additional $4.0 million of the purchase price (the “Impulse Litigation Holdback Amount”) was retained by the Company for purposes of funding any post-closing expenses and liabilities related to a patent infringement-related litigation matter to which DWS is a party. Refer to Note 16. Commitments and Contingencies for further details.

Because Innovex acquired control of DWS in the 2024 purchase, the acquisition was accounted for as a step acquisition in accordance with ASC 805. The Company remeasured its previously held 20% equity interest at its acquisition-date fair value of $27.6 million, which was determined using the implied enterprise value based on the purchase price. The resulting gain of $8.0 million was reflected within Gain on consolidation of equity method investment on the Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the consideration for the acquisition (in thousands, except stock price and shares):

Cash consideration	$75,051
Impulse litigation holdback	4,000
Fair value of equity consideration (1)	31,215
Previously held interest	27,567
Total purchase price consideration	$137,833

(1) The fair value of equity consideration is based on 1,918,558 shares transferred and the closing stock price of Company Common Stock of $16.27 on the date of acquisition.

In accordance with ASC 805, identifiable assets acquired and liabilities assumed were recorded at their estimated fair values on the date of acquisition. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period. The Company expects to finalize these amounts as soon as possible but no later than one year from the Closing Date.

The table below presents the preliminary allocation to the estimated fair value of identifiable assets acquired and liabilities assumed and the resulting goodwill as of November 29, 2024. Goodwill is primarily attributable to the anticipated synergies expected from the integration of DWS. Based on the current tax treatment, $26.1 million of goodwill is expected to be deductible for income tax purposes over a 15-year period, while the remaining portion is not expected to be deductible for income tax purposes.

(in thousands)	Preliminary Purchase Price Allocation
Cash and restricted cash	$9,530
Trade receivables	9,864
Property and equipment, net	16,426
Right of use assets – operating	2,392
Intangibles, net	75,100
Total assets	113,312
Accounts payable	3,682
Accrued expenses	1,656
Operating lease liabilities - current	423
Current portion of long-term debt and finance lease obligations	237
Long-term debt and finance lease obligations	588
Operating lease liabilities - noncurrent	1,969
Deferred income taxes	3,168
Total liabilities	11,723
Net assets acquired	101,589
Goodwill	36,244
Total purchase consideration	$137,833

The Company incurred transaction costs in connection with the acquisition in the amount of $0.6 million for the year ended December 31, 2024. The costs have been expensed as incurred and recognized in Acquisition costs in the Company’s Consolidated Statement of Operations and Comprehensive Income.

The table below represents the detail of the intangible assets acquired and the respective amortization periods (amounts in thousands):

Intangible Type	Weighted Average Amortization Period	Value
Customer relationships	12.0 Years	$67,800
Trade names	10.0 Years	7,300
Total intangibles acquired	11.8 Years	$75,100

For the period from November 30, 2024 to December 31, 2024, we have included $5.6 million of revenues and $2.0 million of earnings contributed by DWS.

Refer to Note 7. Intangible Assets and Goodwill for further discussion of accounting treatment for goodwill and other intangible assets recognized from these acquisitions.

Pride Energy Services, LLC (“Pride”) Acquisition

On August 23, 2022, Legacy Innovex acquired Pride by purchasing all of Pride’s outstanding voting stock. Pride is a leading provider of spooling services and artificial lift logistics in the Permian and Delaware Basins of Texas and New Mexico, the Bakken in North Dakota, and the North Slope of Alaska, expanding the Company’s offerings with complimentary services. The acquisition was accounted for as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date. Legacy Innovex issued 320,820 shares of Legacy Innovex Common Stock and paid $30.0 million in cash as consideration for the acquisition of Pride stock, with an acquisition date fair value of $40.0 million. The total purchase price was allocated to the Company’s acquired net tangible and intangible assets based on their fair values established as of August 23, 2022. The excess of the consideration transferred over the fair value of the net assets acquired was recorded as goodwill of $7.3 million. Transaction costs recognized in connection with the acquisition were immaterial. Goodwill is primarily attributable to the anticipated synergies expected from the integration of Pride. All Pride goodwill is deductible for tax purposes.

Unaudited Supplemental Pro Forma Financial Information

The unaudited supplemental pro forma information presented below has been prepared for the Company as if the Merger and the acquisition of DWS had occurred on January 1, 2023.

	Year Ended December 31,
(in thousands)	2024	2023
Revenues	$1,043,946	$1,051,429
Net income	$86,138	$111,479

The unaudited supplemental pro forma financial information uses estimates and assumptions based on information available at the time. The Company believes the estimates and assumptions to be reasonable; however, the unaudited pro forma information is not necessarily indicative of what the Combined Company’s results would have been had the Merger and acquisition of DWS been completed as of the beginning of the periods as indicated, nor does it purport to project the Company’s future results. The unaudited pro forma information does not reflect any synergy savings that might have been achieved from combining the operations.

Pro forma information includes, among others, (i) incremental depreciation and amortization resulting from the property and equipment, lease right-of-use assets and intangible assets acquired, (ii) accounting policy alignment, (iii) adjustments to reflect non-recurring acquisition related costs incurred directly in connection with the transactions as if it had occurred January 1, 2023, (iv) adjustments to reflect the bargain purchase gain as if the Merger occurred on January 1, 2023, (v) elimination of the previous equity method investment in DWS, and (vi) the tax-related effects as though the transactions had occurred on January 1, 2023.

NOTE 4. REVENUE

Revenue is recognized as, or when, the performance obligations are satisfied. The Company generates revenue primarily from three revenue streams: (i) product revenues, (ii) service revenues; and (iii) rental revenues. We sell or rent our products and provide services primarily in onshore U.S. and Canadian (“NAM”) markets and in international and offshore (“International and Offshore”) markets. We attribute rental and service revenue to the country in which the rental or service was performed, while we attribute product sales revenue to the country to which the product was shipped. The Company has elected the practical expedient to expense commissions as the amortization period associated with the asset that would have been recognized for each order is one year or less. Rental revenue as presented in the table below is accounted for under the lease guidance according to ASC 842 and recognized ratably over the term of the lease.

From time to time, we may enter into contracts that contain multiple performance obligations, such as work orders containing a combination of product sales, equipment rentals and contract labor services. For these arrangements, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations.

The following table presents our revenues disaggregated by category and by geography:

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
(in thousands)	NAM	INTL & Offshore	Total	NAM	INTL & Offshore	Total	NAM	INTL & Offshore	Total
Product revenues	$286,802	$240,592	$527,394	$297,176	$163,626	$460,802	$285,722	$116,297	$402,019
Service revenues	54,952	28,175	83,127	58,100	5,291	63,391	31,653	1,866	33,519
Rental revenues	19,305	30,977	50,282	10,839	20,507	31,346	12,372	19,279	31,651
Total revenues	$361,059	$299,744	$660,803	$366,115	$189,424	$555,539	$329,747	$137,442	$467,189

Contract Balances

Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in contract liabilities as a liability on the Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings, in which case the amounts are reported in contract assets.

Contract assets are recognized for revenue related to products accounted for using the over time method of accounting and are earned on completion of the performance obligations, for which consideration to be received is conditional on something other than the passage of time. The amounts recognized as contract assets are reclassified to trade receivables upon billing, as at that point, consideration is conditional only upon the passage of time. Contract liabilities represent the Company’s obligations to transfer goods or services to customers for which the Company has received consideration, in full or part, from the customer.

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract assets at December 31, 2023	$-
Additions	9,003
Transfers to trade receivables, net	(3,941)
Contract assets at December 31, 2024	$5,062

Contract Liabilities (amounts shown in thousands)

Contract liabilities at December 31, 2023	$-
Additions	19,621
Revenue recognized	(6,158)
Contract liabilities at December 31, 2024	$13,463

Obligations for returns and refunds were considered immaterial as of December 31, 2024 and 2023.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $1.4 million as of December 31, 2024. The Company expects to recognize revenue on 100.0% of the remaining performance obligations over the next twelve months.

The Company applies the practical expedient available under ASC 606, which permits us not to disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 5. INVENTORY

Inventories as of December 31, 2024 and 2023 is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Raw materials	$53,586	$4,329
Work in progress	24,080	4,368
Finished goods	193,507	132,491
Inventory, net	$271,173	$141,188

All amounts in the table above are reported net of obsolescence reserves of $169.5 million and $21.8 million as of December 31, 2024 and 2023.

NOTE 6. PROPERTY AND EQUIPMENT

A summary of property and equipment as of December 31, 2024 and 2023 is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Land	$25,075	$1,832
Buildings, building improvements and leasehold improvements	75,689	19,481
Manufacturing machinery and equipment	64,088	35,669
Rental tools	54,456	24,444
Office equipment and computer software	4,516	1,653
Vehicles	19,638	13,451
Right of use leases – finance	20,689	16,588
Total Property and equipment	264,151	113,118
Less: Accumulated depreciation and amortization	(73,365)	(60,694)
Net Property and equipment	$190,786	$52,424

The amortization expense for the right of use finance lease assets is $6.1 million, $4.1 million and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Refer to Note 11. Leases for further details.

Depreciation expense related to property and equipment was $16.6 million, $10.5 million, and $9.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following tables present the Company's assets by geographic region:

(in thousands)	December 31, 2024	December 31, 2023
North America	$472,279	$176,421
Latin America	24,298	4,206
Middle East & Asia Pacific	34,042	4,237
Europe & Africa	25,473	2,164
Eliminations	—	—
Total noncurrent assets	$556,092	$187,028

(in thousands)	December 31, 2024	December 31, 2023
North America	$609,900	$430,651
Latin America	66,895	23,871
Middle East & Asia Pacific	21,780	20,362
Europe & Africa	504,579	10,716
Eliminations	(5,671)	(10,300)
Total assets	$1,197,483	$475,300

NOTE 7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets. Intangible assets include customer relationships, non-compete agreements, trade names, technology, patents, and other intangibles associated with various business and asset acquisitions. These acquired intangible assets were recorded at fair value determined as of the date of acquisition and are being amortized over the period we expect to benefit from the assets.

A summary of intangible assets as of December 31, 2024 and 2023 is as follows.

	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$145,966	$(46,693)	$99,273
Non-compete agreements	500	(393)	107
Trade names	18,280	(9,297)	8,983
Technology, patents and other	26,133	(26,133)	—
Total	$190,879	$(82,516)	$108,363

	December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$78,166	$(38,511)	$39,655
Non-compete agreements	500	(321)	179
Trade names	10,980	(9,006)	1,974
Technology, patents and other	26,133	(26,133)	—
Total	$115,779	$(73,971)	$41,808

Amortization expense on intangible assets for the years ended December 31, 2024, 2023 and 2022 was $8.5 million, $8.0 million and $6.6 million, respectively.

See below for estimated future amortization expenses:

Year	(in thousands)
2025	$14,423
2026	12,932
2027	11,363
2028	11,363
2029	10,292
Thereafter	47,990

Goodwill. The following table presents a roll-forward of goodwill for the years ended December 31, 2024 and 2023:

(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2022	$94,436	$(70,504)	$23,932
Additions	—	—	—
Balance at December 31, 2023	$94,436	$(70,504)	$23,932
Additions - DWS Acquisition	36,244	—	36,244
Balance at December 31, 2024	$130,680	$(70,504)	$60,176

Impairment. We analyzed definite lived intangible assets for impairment as of December 31, 2024, 2023 and 2022 in accordance with Accounting Standards Codification 360 Property, Plant, and Equipment, noting no impairment indicators were present. We analyzed goodwill for impairment as of December 31, 2024, 2023 and 2022, in accordance with Accounting Standards Codification 350 Intangibles—Goodwill and Other, noting no impairment indicators were present. For our annual goodwill impairment test as of December 31, 2024, 2023 and 2022, we performed a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit was less than its carrying value as of the test date. We evaluated events and circumstances since the date of our last quantitative or qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance, and it was determined that the reporting unit fair value was, more likely than not, greater than the carrying amount. Therefore, no impairment charges were recorded related to goodwill for the years ended December 31, 2024, 2023 and 2022. We will continue to evaluate our goodwill and definite lived assets for potential triggering events as conditions warrant.

NOTE 8. PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Prepaid expenses	$8,400	$3,065
Current deposits	12,316	9,521
Tax receivables	21,775	3,781
Other current assets	5,132	4,951
Total	$47,623	$21,318

NOTE 9. DEBT

Current and long-term debt obligations consisted of the following as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Current portion of long-term debt and finance lease obligations:
Term loan	$5,000	$5,000
Finance lease obligations	5,467	4,824
Total current portion of long-term debt and finance lease obligations	10,467	9,824
Long-term debt and finance lease obligations:
Term loan	6,429	12,711
Revolving credit facility	14,000	23,200
Finance lease obligations	4,878	5,319
Total long-term debt and finance lease obligations	25,307	41,230
Less: debt issuance costs, net	(406)	(664)
Total long-term portion of debt and finance lease obligations, net	24,901	40,566
Total debt and finance lease obligations, net	$35,368	$50,390

Term Loan and Revolving Credit Facility

The Company’s Second Amended and Restated Revolving Credit, Term Loan, Guaranty and Security Agreement (as amended, the “Second A&R Credit Agreement”) dated June 10, 2022, governs separate debt facilities referred to as the Term Loan and the Revolving Credit Facility. The Second A&R Credit Agreement also includes additional borrowing capacities, including swing loans and letters of credit, which the Company has not utilized. The Second A&R Credit Agreement defines the Company as the borrower and PNC Bank, National Association (“PNC”) as the agent. The Term Loan and the Revolving Credit Facility are secured by substantially all of the assets of the Company and certain of its subsidiaries, subject to certain customary exclusions. As of December 31, 2024, the Company had $14.0 million outstanding on the Revolving Credit Facility, and borrowing capacity available on the Revolving Credit Facility was $77.6 million.

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

In November 2022, the Second A&R Credit Agreement was amended to permit the Pride acquisition in August of 2022.

In April 2023, the Second A&R Credit Agreement was amended to permit the DWS acquisition in May of 2023. Refer to Note 3. Mergers and Acquisitions for discussion of the Pride and DWS acquisitions. The April 2023 amendment also increased borrowing availability of the Revolving Credit Facility to $110.0 million, increased borrowing availability of the Term Loan to $25.0 million and included a requirement to maintain $15.0 million of Revolving Credit Facility availability at closing of the DWS transaction.

In December 2023, the Second A&R Credit Agreement was amended to permit the repayment in full of the Subordinated Notes (as defined below) prior to the maturity date.

In June 2024, the Second A&R Credit Agreement was amended to permit the change in control event, the payment of the cash dividend contemplated by the Merger Agreement and the acquisition of the 80% issued and outstanding equity securities of DWS not then owned by the Company. Refer to Note 3. Mergers and Acquisitions for discussion of the Merger.

On February 27, 2025, we entered into a new credit agreement to replace the Second A&R Credit Agreement. Refer to Note 19. Subsequent Events for more details.

We performed a debt modification analysis in accordance with ASC 470 and concluded that the modifications align with modification accounting. There is no gain or loss resulting from the Second A&R Credit Agreement. We were in compliance with our debt covenants at December 31, 2024 and 2023.

Interest Expense. Interest expense for the A&R Credit Agreement and the Second A&R Credit Agreement is calculated based on fixed and floating rate components, displayed below:

Agreement Version:	A&R Credit Agreement	Second A&R Credit Agreement
Credit Facility	LIBOR* + 3.00%	Term SOFR** + 1.75%
Term Loan	LIBOR* + 3.25%	Term SOFR** + 2.00%

(Note: *London Interbank Offered Rate; ** Forward-looking rate based on the Secured Overnight Financing Rate.)

For the years ended December 31, 2024, 2023 and 2022, the Company’s effective interest rate on the term loan was approximately 8.77%, 7.61% and 4.79%, respectively, and the effective interest rate on the revolving line of credit was approximately 9.34%, 9.56% and 7.28%, respectively. The Company has no capitalized interest for the years ended December 31, 2024, 2023 and 2022.

Subordinated Debt

On June 10, 2019, in conjunction with multiple acquisitions, Legacy Innovex issued subordinated notes totaling approximately $11.9 million (collectively, the “Subordinated Notes”) payable to the sellers as part of the consideration paid by Legacy Innovex for the acquired assets. In connection with the December 2023 amendment to the Second A&R Credit Agreement, the lenders consented and agreed to the repayment in full of the Subordinated Notes prior to the maturity date notwithstanding anything to the contrary in the Subordination Agreements, and each such Subordinated Note was repaid in full in December 2023.

Maturities of Debt

Future contractual maturities of long-term debt, excluding finance leases, are as follows:

(in thousands)
2025	$5,000
2026	19,000
2027	1,429
2028	—
2029	—
Total	$25,429

NOTE 10. ACCRUED EXPENSES

A summary of other accrued liabilities as of December 31, 2024 and 2023 is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Payroll and other compensation expenses	$31,670	$17,748
Property, sales and other non-income related taxes	11,393	5,772
Accrued commission	1,137	759
Income taxes	2,340	1,982
Accrued interest	340	380
Other accrued liabilities	13,713	2,095
Total	$60,593	$28,736

NOTE 11. LEASES

The Company leases vehicles, office space, warehouse space, and manufacturing equipment under operating and finance leases expiring in various years. In addition, the Company has generated sublease income for when the Company acts as lessor. Total lease expense was $18.1 million, $14.9 million and $10.6 million for the years ended December 31, 2024, 2023 and 2022 respectively.

The Company’s components of net lease cost for the years ended December 31, 2024, 2023 and 2022 is as follows:

	For the Twelve Months Ended December 31,
(in thousands)	2024	2023	2022
Finance lease – amortization of right of use assets	$6,072	$4,116	$2,110
Finance lease – interest on lease liabilities	678	453	170
Operating lease cost	10,464	9,003	7,333
Variable lease cost	806	1,781	1,778
Short-term lease cost	120	100	52
Sublease income	—	(529)	(874)
Total	$18,140	$14,924	$10,569

Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	6.50 years	6.27 years
Finance leases	2.12 years	2.24 years
Weighted average discount rate:
Operating leases	6.59%	5.27%
Finance leases	7.23%	6.20%

Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 is as follows:

	For the Twelve Months Ended December 31,
(in thousands)	2024	2023	2022
Lease liabilities arising from obtaining right-of-use assets
Operating leases	$31,563	$13,138	$6,431
Finance leases	6,373	6,369	6,003
Cash payments on leases
Operating cash flows from operating leases	$10,615	$8,251	$8,088
Operating cash flows from finance leases	489	413	160
Financing cash flows from finance leases	5,698	3,865	2,272

Future minimum non-cancelable operating and finance leases mature as follows:

	Leases
(in thousands)	Finance	Operating	Total
2025	$5,998	$13,660	$19,658
2026	3,706	11,885	15,591
2027	1,143	10,266	11,409
2028	330	8,615	8,945
2029	9	7,176	7,185
Thereafter	—	18,184	18,184
Subtotal	11,186	69,786	80,972
Less: amounts representing interest*	(841)	(14,086)	(14,927)
Present value of payments	$10,345	$55,700	$66,045

* Interest rates range from 2.08% - 13.09%.

The Company acts as a lessor where it leases rental tools to customers on a short-term basis. Rental tools are included within Property and equipment, net on the Consolidated Balance Sheets. Refer to Note 6. Property and Equipment for additional details. We recognize revenue from rental payments. Refer to Note 2. Summary of Significant Accounting Policies and Note 4. Revenue for additional details.

NOTE 12. INCOME TAXES

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
U.S. Federal & State	$(563,863)	$93,357	$65,899
Foreign	706,675	1,009	7,030
Income (loss) before taxes	$142,812	$94,366	$72,929

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Current tax expense
U.S. Federal & State	$1,551	$25,975	$13,730
Foreign	5,531	1,871	2,632
Total current	$7,082	$27,846	$16,362
Deferred tax expense (benefit)
U.S Federal & State	$9,724	$(7,941)	$(6,711)
Foreign	(14,319)	535	—
Total deferred	$(4,595)	$(7,406)	$(6,711)
Total income taxes	$2,487	$20,440	$9,651

The reconciliation of income tax expense (benefit) computed using the US statutory income tax rate of 21% to the actual income tax expense and resulting effective tax rate is as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
U.S. statutory income tax rate	$29,991	$19,817	$15,295
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	(547)	258	160
Global intangible low-taxed income and foreign derived intangible income	(1,093)	(1,420)	(109)
Dividends received deduction	(6,413)	(1,570)	(2,115)
Bargain Purchase Gain	(18,021)	—	—
Equity Method Investment Gain	(1,688)	—	—
Transaction Costs	3,552	—	—
Research & development credit	(283)	(407)	(329)
Valuation allowance	(11,298)	(1,495)	(8,459)
State taxes	1,589	2,650	1,458
Prior year true up	(213)	853	1,690
Foreign rate differential	5,296	1,990	1,198
Foreign withholding tax	1,647	(236)	816
Uncertain Tax Positions	(33)	—	—
Other	1	—	46
Effective income tax expense	$2,487	$20,440	$9,651
Effective income tax rate	1.7%	21.7%	13.2%

We recorded a tax expense of $2.5 million, $20.4 million and $9.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, our effective tax rate was 1.7%, 21.7% and 13.2%, respectively.

As of December 31, 2024, the Company had federal net operating losses of $298.8 million, of which $149.2 million are limited under Section 382 of the Internal Revenue Code. Of the federal net operating losses, $76.9 million are set to begin expiring in 2030 if unused, and $221.9 million are available to be carried forward indefinitely. The Company also had $64.3 million of foreign net operating losses generally expiring within 10 or 20 years from the year of generation and state net operating loss carryforwards of $22.7 million beginning to expire in 2025, of which $22.6 million are limited by Section 382 of the Internal Revenue Code.

	Year Ended December 31,
(in thousands)	2024	2023
Deferred income tax assets:
Impairment and excess amortization of intangible assets	$9,657	$4,768
Uniform capitalization of inventory	3,113	4,283
Inventory reserves	32,678	4,796
Net operating loss carryforward	79,500	49,208
Lease liability	13,851	7,733
Deferred revenue	7,103	—
Allowance for doubtful accounts	13,876	—
Capitalized R&D costs	7,310	—
Income tax credit carryforward	29,677	—
Property and equipment	4,590	—
Other	4,122	5,774
Total deferred income tax assets	$205,477	$76,562
Valuation allowance	(53,268)	(46,886)
Total deferred tax assets, net	$152,209	$29,676
Deferred tax liability:
Property and equipment	—	(4,607)
Withholding tax	(3,192)	(726)
GAAP to STAT Deferred	(1,601)	(2,903)
Right of use asset	(13,500)	(7,423)
Total deferred tax liabilities	$(18,293)	$(15,659)
Net deferred income tax asset (liability)	$133,916	$14,017
As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2024, it was determined that there is sufficient positive evidence to conclude that it is more likely than not that $133.9 million of deferred taxes are realizable. The valuation allowance was $53.3 million and $46.9 million at December 31, 2024 and December 31, 2023 respectively. The change in valuation allowance of $6.4 million primarily included $18.1 million established as part of the Merger offset with a $13.2 million release in foreign jurisdictions where we now believe we can use our deferred tax assets.

The changes in valuation allowance during the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Balance at January 1	$46,886	$46,466	$54,925
Adjustments pertaining to deferred tax assets acquired as part of the Merger (1)	18,084	-	-
Charges to costs and expenses (2)	1,398	2,359	-
Reversals (3)	(13,192)	(1,179)	(7,934)
Adjustments (4)	92	(760)	(525)
Balance at December 31	$53,268	$46,886	$46,466

(1)
The Company has adjusted certain valuation allowances as a result of the Merger and purchase price accounting.
(2)
The Company has recorded valuation allowances on deferred tax assets attributable to net operating losses and tax credits in certain jurisdictions due to uncertainty of its ability to utilize these assets in future periods. During 2024, the Company recorded valuation allowances of $0.4 million and $1.0 million related to domestic deferred tax assets and foreign deferred tax assets, respectively.
(3)
The Company reverses valuation allowances on deferred tax assets in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized. In 2024, reversals were primarily driven by release in foreign jurisdictions where we now believe we will utilize deferred tax assets.

(4)
The Company has adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions, the expiration of carryforward periods for net operating loss carryforwards, and foreign exchange rate movements.

As of December 31, 2024, the 2023, 2022, and 2021 federal income tax returns remain open for examination. The foreign and state statute of limitations vary per jurisdiction but are generally open after 2019.

The Company has $20.7 million of excess foreign tax credits of which $17.8 million will expire in years ending 2024 to 2032 while $2.9 million are carried forward indefinitely. The Company has $9.0 million of general business credits which expire in tax years ending 2037 to 2043.

The Company has recorded $0.2 million in uncertain tax positions in 2024 primarily related to uncertain tax positions acquired in the merger with Dril-Quip.

	Year Ended December 31,
(in thousands)	2024	2023
Uncertain tax positions:
Balance at beginning of year	$-	$-
Additions for tax positions related to current year	273	-
Reduction for tax positions related to the prior year	(33)	-
Balance at end of year	$240	$-

The amounts above exclude accrued interest and penalties of $0.1 million at December 31, 2024. The Company classifies interest and penalties relating to uncertain tax positions within Income tax expense, net in the Consolidated Statements of Operations and Comprehensive Income.

The Company no longer asserts permanent reinvestment. We maintain a deferred foreign tax liability, which had a balance of $3.2 million as of December 31, 2024. It is primarily related to estimated foreign withholding tax associated with repatriating non-U.S. earnings back to the United States.

The Inflation Reduction Act (“IRA”) was signed into law in August 2022. The Company has evaluated the provisions of the IRA and does not expect any material impact to its consolidated provision for income taxes.

The Organization for Economic Co-operation and Development (“OECD”) recently enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. We have considered the possible implication of the legislation passed or in consideration of being passed, and we do not believe these rules will have a material impact on our taxes in the near future.

NOTE 13. EARNINGS PER SHARE

Basic earnings per share of Company Common Stock is calculated by dividing the net income attributable to the Company during the period by the weighted average number of shares of Company Common Stock outstanding during the same period. Diluted earnings per share, if dilutive, includes the incremental effect of issuable shares from stock awards, as determined using the treasury stock method.

As a result of the Merger, as discussed in Note 1, Summary of Business, all historical per share data, number of shares and number of issuable shares from stock awards were retroactively adjusted by applying the Exchange Ratio to the Legacy Innovex basic and diluted weighted average number of shares. The following table summarizes the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (in thousands)	$140,325	$73,926	$63,278
Denominator:
Basic weighted average number of shares outstanding	49,727,093	30,928,647	30,540,417
Dilutive effect of equity awards	899,911	1,409,871	902,667
Diluted weighted average number of shares	50,627,004	32,338,518	31,443,084
Income per share:
Basic	$2.82	$2.39	$2.07
Diluted	$2.77	$2.29	$2.01
Potentially dilutive shares excluded as anti-dilutive	64,147	1,441,068	1,639,074

NOTE 14. STOCK-BASED COMPENSATION

Equity Incentive Plans

In conjunction with the Merger, effective as of the Closing Date, the 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (the “2017 Plan”), as amended, was maintained as the Company’s continuing equity incentive plan for the benefit of employees of the Company or any of its subsidiaries and members of the board of directors. The 2017 Plan provides for awards of stock options, stock appreciation rights (“SARs”), stock awards, restricted stock, restricted stock units, cash awards and performance awards. The 2017 Plan is administered by the Compensation Committee, which is composed entirely of independent directors, for all employee awards and by the board of directors for all director awards. Up to 3,400,000 shares of common stock may be issued, either made available from authorized but unissued shares or from treasury shares that have been issued but reacquired by us. The total number of shares available for future issuance under the 2017 Plan is 535,697 shares as of December 31, 2024.

As described below, certain amounts of restricted stock awards (“RSAs”), restricted stock units (“Dril-Quip RSUs”), performance unit awards (“Performance Units”) and director stock compensation awards (“DSAs”) awarded by Dril-Quip under the 2017 Plan in the pre-combination period vested upon the Merger, and certain amounts of the RSAs, Dril-Quip RSUs, and Performance Units awarded under the 2017 Plan remained outstanding. All such stock-based payments awards are considered modified upon occurrence of the Merger. Compensation expense associated with those awards that have a requisite service period remaining as of the Closing Date will be recognized on a straight-line basis over the remaining requisite service period based on the Closing Date fair value.

Prior to the Merger, Legacy Innovex maintained a single equity incentive plan, the 2016 Equity Incentive Plan (the “2016 Legacy Innovex Plan”). The 2016 Legacy Innovex Plan provided for awards of stock options, restricted stock awards, restricted stock units, bonus stock, and other awards. The outstanding awards under the 2016 Legacy Innovex Plan were converted to RSUs of the Combined Company and adjusted for the Exchange Ratio. Modification accounting is not required for Legacy Innovex stock-based payment awards as the fair value of the modified awards does not exceed the fair value of the original award immediately before the original award was modified, and the vesting conditions and classification of the modified awards are the same as the original award immediately before the original award was modified. As a result, there is no incremental compensation cost resulting from the modifications related to Legacy Innovex stock-based payment awards.

Stock-based compensation expense recorded was $13.2 million, $2.0 million, and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Total stock-based compensation expense by award type is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Restricted stock awards	$2,944	$-	$-
Restricted stock units - Dril-Quip	279	-	-
Restricted stock units - Legacy Innovex	6,853	1,205	-
Performance unit awards	2,155	-	-
Director stock compensation awards	46	-	-
Stock options	971	757	907
Total stock-based compensation expense	$13,248	$1,962	$907

For the year ended December 31, 2024, the income tax benefit recognized in net income for stock-based payment awards was $8.1 million. No income tax benefit was recognized in net income for stock-based payment awards for the years ended December 31, 2023 and 2022.

Restricted Stock Awards

Under the 2017 Plan, Dril-Quip awarded officers, directors, and key employees RSAs, which is an award of common stock subject to time vesting. These RSAs provide immediate ownership rights but are restricted as to transference, sale, and other disposition. The RSAs vest ratably over a three-year period.

As per the grant agreement, RSAs granted in 2021 become fully vested upon a change-in-control event, and the Merger qualified as a change-in-control event. As such, all 60,717 RSAs granted in 2021 outstanding at the Closing Date became fully vested as of the date of the Merger and were included in the purchase price consideration based on the fair value on the Closing Date.

RSAs granted in 2022 and 2023 remained outstanding and, to the extent earned, will be settled in shares of Company Common Stock, subject to appropriate adjustments to the number of shares related to each award. As of September 6, 2024, 493,048 shares of Company Common Stock subject to RSAs were outstanding under the 2017 Plan; $4.9 million of their fair value is attributable to post-Merger services and will be recognized as equity-based compensation expense in the post-combination period to the extent earned. The fair value of RSAs settled in shares during the year ended December 31, 2024 was $5.4 million.

Activity related to RSAs is as follows:

	Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value per Stock Unit
Unvested, December 31, 2023	-	$-
Exchanged in conjunction with Merger	493,048	$22.89
Granted	-	$-
Vested	(350,198)	$22.84
Forfeited	(3,108)	$22.98
Unvested, December 31, 2024	139,742	$23.02

As of December 31, 2024, we expect $1.9 million of unrecognized compensation cost related to RSA grants to be recognized over the weighted–average period of 1.4 years.

Restricted Stock Units

Dril-Quip RSUs. Under the 2017 Plan, Dril-Quip awarded certain employees with key roles related to a prior acquisition Dril-Quip RSUs, which is an unfunded and unsecured promise to deliver common stock subject to time vesting. Dril-Quip RSUs do not provide ownership rights until settlement occurs (i.e., delivery of the underlying shares of common stock). These Dril-Quip RSUs are restricted as to transference, sale, and other disposition, and vest ratably over a two-year period.

Dril-Quip RSUs granted in 2023 and 2024 remained outstanding at the Closing Date of the Merger and, to the extent earned, will be settled in shares of Company Common Stock, subject to appropriate adjustments to the number of shares related to each award. As of September 6, 2024, 103,014 shares of common stock subject to Dril-Quip RSUs remained outstanding under the 2017

Plan; $1.6 million of their fair value is attributable to post-Merger services and will be recognized as equity-based compensation expense in the post-combination period to the extent earned. The fair value of RSUs settled in shares during the year ended December 31, 2024 was $0.1 million.

Activity related to Dril-Quip RSUs is as follows:

	Number of Dril-Quip Restricted Stock Units	Weighted- Average Grant Date Fair Value per Stock Unit
Unvested, December 31, 2023	-	$-
Exchanged in conjunction with Merger	103,014	$15.91
Granted	-	$-
Vested	(4,522)	$22.78
Forfeited	-	$-
Unvested, December 31, 2024	98,492	$15.59

As of December 31, 2024, we expect $1.3 million of unrecognized compensation cost related to Dril-Quip RSU grants to be recognized over the weighted–average period of 1.7 years.

Legacy Innovex RSUs. Under the 2016 Legacy Innovex Plan, Legacy Innovex previously granted RSUs subject to vesting and forfeiture conditions during applicable restriction periods, as set forth in an applicable Award Agreements.

During the twelve months ended December 31, 2024 and 2023, after adjustment for the Exchange Ratio, Legacy Innovex granted 617,246 and 315,169 equity-classified RSUs, respectively, with a weighted average grant date fair value of $17.39 and $15.49, respectively. The fair value of RSUs settled in shares during the year ended December 31, 2024 was $4.8 million. No RSUs were settled in shares during the year ended December 31, 2023. No RSUs were granted or vested during the year ended December 31, 2022.

When RSUs are originally granted to employees or non-employee directors, they are valued at fair value on the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for awards expected to ultimately vest. The RSUs granted in 2024 have two different vesting schedules. Immediately upon close of the Merger, 224,541 RSUs vested; as a result, the Company recorded $3.9 million of compensation expense related to these RSUs on the Closing Date. The remaining RSUs granted in 2024 will vest over two years beginning from the date of the Merger. RSUs granted in 2023 vest ratably over a three or four year period.

Activity related to Legacy Innovex RSUs is as follows:

	Number of Legacy Innovex Restricted Stock Units	Weighted- Average Grant Date Fair Value per Stock Unit
Unvested, December 31, 2023	315,169	$15.49
Granted	617,246	$17.39
Vested	(303,837)	$16.89
Forfeited	(20,676)	$17.39
Unvested, December 31, 2024	607,902	$16.65

As of December 31, 2024, we expect $7.2 million of unrecognized compensation cost related to Legacy Innovex RSU grants to be recognized over the weighted–average period of 1.8 years.

Performance Unit Awards

Under the 2017 Plan, Dril-Quip awarded Performance Units to officers and key employees. Under the terms of the Performance Units, participants may earn from 0% to 200% of their target award based upon the Company’s relative total share return (TSR) in comparison to the 15 component companies of the Philadelphia Oil Service Index and the S&P 500 Index. Starting with the 2022 grants, the Philadelphia Oil Service Index was replaced by the VanEck Oil Services ETF Index.

As per the grant agreement, Performance Units granted in 2021 become fully vested upon a change-in-control event, and the Merger qualified as a change-in-control event. As such, all 74,871 Performance Units granted in 2021 outstanding at the Closing Date became fully vested as of the date of the Merger and were included in the purchase price consideration based on the fair value on the Closing Date.

Performance Units granted in 2022 and 2023 remained outstanding and, to the extent earned, will be settled in shares of Company Common Stock, subject to appropriate adjustments to the number of shares related to each award. As of September 6, 2024, 303,827 shares of Company Common Stock subject to Performance Units were outstanding under the 2017 Plan; $2.4 million of their fair value is attributable to post-Merger services and will be recognized as equity-based compensation expense in the post-combination period to the extent earned. The fair value of Performance Units settled in shares during the year ended December 31, 2024 was $4.3 million.

The Performance Units have a three-year performance period calculated from October 1, 2023 and 2022 to September 30, 2026 and 2025 for the 2023 and 2022 grants, respectively.

Activity related to Performance Units is as follows:

	Number of Performance Units	Weighted- Average Grant Date Fair Value per Stock Unit
Unvested, December 31, 2023	-	$-
Exchanged in conjunction with Merger	303,827	$22.63
Granted	-	$-
Vested	(277,773)	$22.59
Forfeited	-	$-
Unvested, December 31, 2024	26,054	$23.03

As of December 31, 2024, we expect $0.2 million of unrecognized compensation cost related to Performance Unit awards to be recognized over the weighted–average period of 1.3 years.

Director Stock Compensation Awards

Under the 2017 Plan, a stock compensation program for the directors is authorized whereby the directors may elect to receive all or a portion of their fees in the form of restricted stock awards (DSAs) in an amount equal to 125% of the fees in lieu of cash. The awards are made quarterly on the first business day after the end of each calendar quarter and vest on January 1 of the second year after the grant date.

As per the grant agreement, DSAs become fully vested upon a change-in-control event, and the Merger qualified as a change-in-control event. As such, all 75,537 DSAs outstanding at the Closing Date became fully vested as of the date of the Merger and were included in the purchase price consideration.

For the year ended December 31, 2024, the Company granted 15,604 DSAs with a weighted average grant date fair value of $14.68. Activity related to DSAs is as follows:

	Number of Director Stock Compensation Awards	Weighted- Average Grant Date Fair Value per Stock Unit
Unvested, December 31, 2023	-	$-
Exchanged in conjunction with Merger	-	$-
Granted	15,604	$14.68
Vested	-	$-
Unvested, December 31, 2024	15,604	$14.68

As of December 31, 2024, we expect $0.2 million of unrecognized compensation cost related to DSA grants to be recognized over the weighted–average period of 1.0 years.

Stock Options

Under the 2016 Legacy Innovex Plan, Legacy Innovex previously granted stock options which generally vested in equal increments over four years and had a ten-year term.

Pursuant to the Merger Agreement, each stock option became fully vested and settled immediately prior to the effective time of the Merger. Due to the accelerated vesting, the Company recognized all remaining unamortized compensation expense of $0.6 million upon close of the Merger.

Determining fair market value. Legacy Innovex estimated the fair value of each option grant using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires estimates of key assumptions based on both historical information and management judgment regarding market factors and trends. Determining the appropriate fair value model and calculating the fair value of options requires the input of highly subjective assumptions, including the expected volatility of the price of Legacy Innovex Common Stock, the risk-free rate, the expected term of the options and the expected dividend yield of Legacy Innovex Common Stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, stock-based compensation expense could be materially different in the future.

•
Expected volatility: 60%—Legacy Innovex estimated expected volatility by using the historical volatilities of a peer group of public companies.
•
Risk-free interest rate: The risk-free interest rates for options granted was based on the constant maturity Treasury bond rates whose term was consistent with the expected life of an option from the date of grant.
•
Expected term: 4 Years—Legacy Innovex based expected term for awards issued to employees on the vesting period for the option.
•
Expected dividend yield: 0%—Legacy Innovex did not anticipate paying cash dividends on shares of Legacy Innovex Common Stock; therefore, the expected dividend yield was assumed to be zero.
•
Weighted average estimated fair value per award: Using the Black-Scholes option-pricing model the estimated fair value for the awards granted in 2023 and 2022, after adjustment for the Exchange Ratio, were $5.95 and $5.05, respectively. No options were granted in 2024.

During the years ended December 31, 2023 and 2022, after adjustment for the Exchange Ratio, a total of 835,175 and 121,754 options were granted with a total grant date fair value of $5.0 million and $0.6 million, respectively.

The intrinsic value of options exercised in the year ended December 31, 2024 was $19.8 million. No options were exercised in 2023 or 2022.

As of December 31, 2024, the Company had no unrecognized stock-based compensation expense attributable to stock options. Future grants will result in additional compensation expense.

The following table summarizes stock option activity during the year ended December 31, 2024:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, December 31, 2023	2,535,768	$8.15
Granted	-	$-
Exercised	(2,504,496)	$8.10
Forfeited	(31,272)	$12.67
Expired	-	$-
Outstanding, December 31, 2024	-	$-
Expected to vest	-	$-
Exercisable, December 31, 2024	-	$-

NOTE 15. RELATED PARTY TRANSACTIONS

Related parties include key management personnel and their close family members having authority and responsibility for planning, directing, and monitoring the activities of the Company directly or indirectly. In the normal course of business, the Company from time to time receives services and products from, or sells products, services and rentals to, related parties, in transactions that are either not material or approved in accordance with the Company’s Related Party Transaction Approval Policy. Such transactions are considered related party purchases or related party revenue only during the period of time in which the customer or vendor had a related party relationship with the entity.

The total of purchases from vendors that were related parties were $2.2 million, $1.7 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Total revenue earned from customers that were related parties were $9.3 million, $3.8 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. In October 2023, we added a new member to Legacy Innovex’s board of directors who was an executive of Pioneer Natural Resources, Inc. (“Pioneer”), an established customer of Legacy Innovex. Effective June 2024, this director no longer works for Pioneer and therefore is no longer considered a related party. Of the $9.3 million of revenue earned from related parties for the year ended December 31, 2024, $5.7 million related to Pioneer. Of the $3.8 million of revenue earned from related parties for the year ended December 31, 2023, $3.0 million related to Pioneer. The outstanding net trade receivables due from customers that are related parties at December 31, 2024 and 2023 was $0.2 million and $1.8 million, respectively.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On July 1, 2022, Legacy Innovex entered into a supply agreement (the “Supply Agreement”) with SCF Machining Corporation, a manufacturing company in Vietnam. Under the Supply Agreement, subject to certain terms and conditions, Legacy Innovex agreed to a minimum twelve month purchase commitment of $10 million for the manufacturing and machining of oilfield parts for three years starting on the date of first purchase, which was in January of 2023. The Company’s total remaining purchase commitment as of December 31, 2024 under the Supply Agreement is approximately $12.8 million. On February 7, 2025, we acquired SCF Machining Corporation. Refer to Note 19. Subsequent Events for further details.

Litigation

The Company is party to various legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to any currently pending legal proceeding is remote or cannot be reasonably estimated. As such, the Company did not record a reserve for litigation as of December 31, 2024, 2023 or 2022.

Impulse Litigation

In conjunction with the DWS acquisition, $4.0 million of the purchase price (the “Impulse Litigation Holdback Amount”) was retained by the Company for purposes of funding any post-closing expenses and liabilities related to a patent infringement-related litigation matter to which DWS is a party, captioned Impulse Downhole Solutions Ltd., and Impulse Downhole Tools USA Ltd, v. Downhole Well Solutions, LLC, Civil Action No. 4:23-cv-02954, in the United States District Court for the Southern District of Texas Houston Division (the “Impulse Litigation”). The Company is entitled to a claw back of 80% of any post-closing expenses and liabilities related to the Impulse Litigation up to the Impulse Litigation Holdback Amount and will be responsible for any expenses and liabilities related to the Impulse Litigation that exceed the Impulse Litigation Holdback Amount. Upon the conclusion of the Impulse Litigation, the remaining balance of the Impulse Litigation Holdback Amount, if any, will be payable to the sellers in the DWS acquisition. We determined that at December 31, 2024, a loss associated with this litigation cannot be reasonably estimated, primarily due to the early stages of the case.

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

Contingent Purchase Consideration

The acquisition of 1185641 B.C. LTD (d/b/a Great North Wellhead and Frac, “Great North”) by Dril-Quip in the third quarter of 2023 included a contingent consideration arrangement that requires additional consideration to be paid by the Company to the sellers of Great North based on the future revenues of Great North for fiscal years 2024 and 2025. The revenue targets were not met for fiscal year 2024, and no payout was made. At December 31, 2024, the remaining undiscounted amounts Innovex could pay under the contingent consideration agreement ranges between zero and $10.4 million. Based on management’s estimate of revenue for fiscal year 2025, the probability of successfully achieving the minimum earn-out target is less than probable. As such, the Company did not record a liability for the contingent purchase consideration as of December 31, 2024.

NOTE 17. ASSETS HELD FOR SALE

In accordance with the applicable accounting guidance, FASB ASC 360-10-45-9, the Company identified $1.6 million of land and buildings, determined to be held for sale in the preliminary purchase price allocation for the Merger. In the fourth quarter of 2024, the Company identified $3.1 million of machinery determined to be held for sale and reclassified the amount from property and equipment, net. The assets’ net carrying amount are classified as Assets held for sale on our Consolidated Balance Sheet at December 31, 2024.

NOTE 18. STOCK REPURCHASE PLAN

In conjunction with the Merger, effective as of the Closing Date, the Company maintained the share repurchase plans authorized by the Dril-Quip board of directors. Under the share repurchase plans, we were authorized to repurchase up to an aggregate $200 million of our common stock. The repurchase plans had no set expiration date and any repurchased shares were expected to be cancelled. For the year ended December 31, 2024, the Company did not purchase any shares under the share repurchase plans.

On February 25, 2025, the board of directors approved a new share repurchase program. Refer to Note 19. Subsequent Events for more details.

NOTE 19. SUBSEQUENT EVENTS

SCF Machining Corporation (“SCF”) Acquisition

On February 7, 2025, the Company acquired SCF in exchange for $17.8 million of cash, subject to closing and post-closing adjustments. SCF is a Canadian-domiciled entity and parent company to SCF Machining Corporation Vietnam Company Limited, a Vietnam-based company that was established to grow Innovex’s low-cost country supply chain by establishing an exclusive manufacturing vendor to provide Innovex with high quality, low price machined goods. We believe this acquisition will enhance our supply chain flexibility and provide greater optionality for solutions of our product portfolio. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting. We are currently in the process of finalizing the accounting for this transaction and expect to complete our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the first quarter of 2025.

New Credit Agreement

On February 27, 2025, the Company entered into the Third Amended and Restated Revolving Credit, Guaranty and Security Agreement, dated as of February 27, 2025, among the Company, and each party joined thereto from time to time as a guarantor, as guarantors, the financial institutions from time to time party thereto, as lenders, and PNC Bank, National Association, as the agent for lenders (the “New Credit Agreement”) to replace the Second A&R Credit Agreement. The New Credit Agreement matures on February 27, 2030. The New Credit Agreement, among other things, (i) extended the maturity of the agreement from June 2026 to February 2030, (ii) increased the maximum revolving amount from $110 million to $200 million, which may, subject to certain conditions, be increased to $250 million, (iii) eliminated the term loan commitment and (iv) provided for an applicable margin for interest on the loans to be based on availability, effective as of April 1, 2025. The applicable margin under the New Credit Agreement will range from 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans.

New Share Repurchase Program

On February 25, 2025, the Company’s board of directors approved a new share repurchase program (the “New Share Repurchase Program”) that authorizes repurchases of up to an aggregate of $100 million of our outstanding common stock. In connection the New Share Repurchase Program, all share repurchase plans previously authorized by the Dril-Quip board of directors have been terminated. The New Share Repurchase Program does not require us to repurchase a specific number of shares or have an expiration date. The New Share Repurchase Program may be suspended or discontinued by the Company’s board of directors at any time without prior notice. The authorized repurchases will be made from time to time in the open market, through block trades or in privately negotiated transactions. The timing, volume and nature of share repurchases will be at the discretion of the Company’s management and dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time. The cost of the shares that are repurchased will be funded from any funds of the Company legally available therefore. Any shares repurchased under the program will be cancelled.