Form 10-Q
period 2025-03-31
Innovex International, Inc.
filed 2025-05-07
CIK 1042893

v

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 68,978,731 shares of common stock, $0.01 par value per share, outstanding.

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

•
planned or estimated cost savings;

•
working capital requirements;

•
our ability to execute our strategies, including our ability to successfully identify and consummate strategic acquisitions;

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

•
changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities; and

•
future operations, financial results, business plans and cash needs

ii

These statements are based on assumptions and analysis in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are (i) risks related to our merger and acquisition activities, including the ultimate outcome and results of integrating operations; the effects of our merger and acquisition activities, including the Company’s future financial condition, results of operations, strategy and plans; potential adverse reactions or changes to business relationships resulting from the completion of mergers and acquisitions; expected benefits from mergers and acquisitions and the ability of the Company to realize those benefits; the significant costs required to integrate operations; whether mergers or acquisitions related litigation will occur and, if so, the results of any litigation, settlements and investigations; (ii) operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control; (iii) acts of terrorism, war or political or civil unrest in the United States or elsewhere; (iv) loss or corruption of our information or a cyberattack on our computer systems; and (v) other risks and uncertainties discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”), “Part II, Item 1A Risk Factors” of this Quarterly Report and in other filings made by us from time to time with the SEC. Many of such factors are beyond the Company’s ability to control or predict. Any of the factors, or a combination of these factors, could materially affect the Company’s future results of operations and the ultimate accuracy of the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Every forward-looking statement speaks only as of the date of the particular statement, and the Company undertakes no obligation to publicly update or revise any forward-looking statement except as may be required by law.

iii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Innovex International, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and restricted cash	$68,116	$73,278
Trade receivables, net of allowance of $57,632 and $63,875 at March 31, 2025 and December 31, 2024, respectively	236,020	239,506
Contract assets	5,512	5,062
Inventories	269,251	271,173
Assets held for sale	5,760	4,749
Prepaid expenses and other current assets	47,979	47,623
Total current assets	632,638	641,391
Noncurrent assets
Property and equipment, net	188,426	190,786
Right of use assets – operating	56,960	54,873
Goodwill	75,568	60,176
Intangibles, net	104,746	108,363
Deferred tax asset, net	128,992	134,540
Other long-term assets	8,673	7,354
Total noncurrent assets	563,365	556,092
Total assets	$1,196,003	$1,197,483
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$76,391	$65,201
Operating lease liabilities	11,535	10,547
Accrued expenses	37,116	60,593
Contract liabilities	11,128	13,463
Current portion of long-term debt and finance lease obligations	5,556	10,467
Other current liabilities	4,093	2,387
Total current liabilities	145,819	162,658
Noncurrent liabilities
Long-term debt and finance lease obligations	19,679	24,901
Operating lease liabilities	45,962	45,153
Deferred income taxes	726	624
Other long-term liabilities	5,441	5,991
Total noncurrent liabilities	71,808	76,669
Total liabilities	$217,627	$239,327
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	$—	$—
Common stock: $0.01 par value, 100,000,000 shares authorized at March 31, 2025 and December 31, 2024; 69,337,922 and 69,178,263 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	693	692
Additional paid-in capital	756,548	755,077
Accumulated other comprehensive income	(4,247)	(8,863)
Retained earnings	225,382	211,250
Total stockholders’ equity	$978,376	$958,156
Total liabilities and stockholders’ equity	$1,196,003	$1,197,483

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Revenues
Products	$167,350	$106,951
Services	35,061	13,970
Rental	38,004	7,076
Total revenues	240,415	127,997
Cost of revenues(a)
Products	119,695	65,173
Services	31,820	12,363
Rental	12,396	1,371
Total cost of revenues	163,911	78,907
Selling, general and administrative expenses	32,349	21,337
(Gain) loss on sale of assets	148	(124)
Depreciation and amortization	14,945	4,793
Impairment of long-lived assets	2,924	—
Acquisition and integration costs	4,288	773
Income from operations	21,850	22,311
Interest expense	700	719
Other expense (income), net	(214)	520
Equity method earnings	—	(468)
Income before income taxes	21,364	21,540
Income tax expense, net	6,607	5,123
Net income	14,757	16,417
Foreign currency translation adjustment	4,616	1,030
Comprehensive income	$19,373	$17,447
Earnings per common share
Basic	$0.21	$0.53
Diluted	$0.21	$0.51
Weighted average common shares outstanding
Basic	69,290,100	30,978,328
Diluted	69,477,519	32,292,887

(a) Cost of revenues excludes depreciation and amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock
(in thousands, except share amounts)	Shares	$ Amount	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
For the Three Months Ended March 31, 2024
Balance at December 31, 2023	30,928,648	$309	$180,633	$145,908	$2,071	$328,921
Stock based compensation	—	—	468	—	—	468
Foreign currency translation adjustment	—	—	—	—	(1,030)	(1,030)
Net income	—	—	—	16,417	—	16,417
Equity award vestings	77,285	1	(1)	—	—	—
Shares withheld related to net settlement of equity awards	(27,052)	—	(471)	—	—	(471)
Balance at March 31, 2024	30,978,881	$310	$180,629	$162,325	$1,041	$344,305

For the Three Months Ended March 31, 2025
Balance at December 31, 2024	69,178,263	$692	$755,077	$211,250	$(8,863)	$958,156
Stock-based compensation	—	—	1,766	—	—	1,766
Foreign currency translation adjustment	—	—	—	—	4,616	4,616
Net income	—	—	—	14,757	—	14,757
Equity award vestings	212,317	2	(2)	—	—	—
Shares withheld related to net settlement of equity awards	(16,615)	—	(293)	—	—	(293)
Repurchase and retirement of common stock	(36,043)	(1)	—	(625)	—	(626)
Balance at March 31, 2025	69,337,922	$693	$756,548	$225,382	$(4,247)	$978,376

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$14,757	$16,417
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,945	4,793
Deferred financing fees amortization	91	93
Amortization of operating lease ROU asset	2,933	1,894
Impairment of long-lived assets	2,924	—
Stock based compensation expense	1,766	468
(Gains)/losses on sale of property, equipment and lease terminations	118	(367)
Deferred tax, net	6,268	96
Equity method earnings, net of dividends	—	590
Changes in operating assets and liabilities, net of amounts related to acquisitions:
Accounts receivable, net	4,721	(3,088)
Inventories	5,626	(3,278)
Prepaid expenses and other current assets	833	326
Other long-term assets	(1,182)	9
Accounts payable	10,807	4,114
Accrued expenses and other current liabilities	(21,860)	(5,774)
Other operating assets and liabilities, net	(11,657)	(3,688)
Net cash provided by operating activities	31,090	12,605
Cash flows from investing activities
Payments on acquisitions, net of cash acquired	(17,413)	—
Capital expenditures	(7,056)	(2,422)
Proceeds from sale of property and equipment	1,003	194
Net cash used in investing activities	(23,466)	(2,228)
Cash flows from financing activities
Deferred debt issuance cost	(1,021)	—
Revolving credit facility borrowings	80,450	41,550
Revolving credit facility payments	(78,850)	(48,750)
Term loan payments	(11,429)	(1,250)
Payments on finance leases	(1,630)	(1,336)
Common stock repurchased and retired	(626)	—
Taxes paid related to net share settlement of equity awards	(293)	(471)
Net cash used in financing activities	(13,399)	(10,257)
Effect of exchange rate changes	613	109
Net change in cash and restricted cash	(5,162)	229
Cash and restricted cash beginning of period	73,278	7,406
Cash and restricted cash end of period	$68,116	$7,635
Supplemental cash flow information:
Cash paid for interest	$617	$727
Cash paid for income taxes, net of refunds	$4,954	$(108)

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

On March 18, 2024, Innovex Downhole Solutions, Inc., a Delaware corporation (“Legacy Innovex”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dril-Quip, Inc., a Delaware corporation (“Dril-Quip”), Ironman Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Dril-Quip, and DQ Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Dril-Quip. On September 6, 2024 (the “Closing Date”), the transactions contemplated in the Merger Agreement (the “Merger”) were consummated. Following the Merger, Legacy Innovex became a wholly owned subsidiary of Dril-Quip, and the name “Dril-Quip, Inc.” was changed to “Innovex International, Inc.” The Company’s stock remained listed on the New York Stock Exchange, and its symbol was changed to “INVX”. Except as otherwise indicated, references herein to “Dril-Quip” are to Dril-Quip, Inc. prior to the completion of the Merger.

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

On February 7, 2025, the Company acquired SCF Machining Corporation (“SCF”) for cash, resulting in SCF becoming a wholly owned subsidiary of Innovex. Refer to Note 3. Mergers and Acquisitions for further details.

On February 25, 2025, the Company's board of directors approved a new share repurchase program (the “New Share Repurchase Program”) that authorizes repurchases of up to an aggregate of $100 million of outstanding Company Common Stock. In connection with the New Share Repurchase Program, all share repurchase plans previously authorized by the board of directors of Dril-Quip have been terminated. The New Share Repurchase Program does not require the Company to repurchase a specific number of shares or have an expiration date. Any shares repurchased under the New Share Repurchase will be cancelled.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information. The Condensed Consolidated Financial Statements include the accounts of our subsidiaries where we have control over operating and financial policies. Investments in unconsolidated affiliates, in which the Company can exercise significant influence, but does not own a controlling financial interest, are accounted for using the equity method of accounting. These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and related notes thereto for the year ended December 31, 2024 (the “Audited Financial Statements”) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2025 (the “Annual Report”). In the opinion of management, these Condensed Consolidated Financial Statements reflect all normal, recurring adjustments necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. All intercompany accounts and transactions have been eliminated for purposes of preparing these Condensed Consolidated Financial Statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2. Summary of Significant Accounting Policies in the Audited Financial Statements.

Segment Information

The Company operates in one reportable segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM assesses performance and allocates resources based on financial information presented at a consolidated level. The types of products and services from which we derive our revenues is disclosed under “Revenue Recognition” within our Annual Report. The Company derives revenue globally, and our manufacturing and engineering capabilities exist in multiple locations, but these costs are managed centrally as manufactured parts and engineering capabilities are used to support the global Company. The CODM assesses performance for the single reportable segment, which represents the consolidated global entity, based on net income which is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets.

The CODM uses net income to evaluate the profitability of our business operations, evaluate our return on capital, and to compare our operating performance to our competitors. Net income is also used in deciding whether to reinvest profits into the existing business or to use in other ways, such as for acquisitions.

Recent Accounting Pronouncements

Segment Reporting (Topic 280). In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280). The amendments in this update require a public entity to report, for each reportable segment, a measure of the segment’s profit or loss that its chief operating decision maker uses to assess segment performance and make decisions about resource allocation. Although information about a segment’s revenue and measure of profit or loss is disclosed in an entity’s financial statements under the current requirements, there generally is limited information disclosed about a segment’s expenses and, therefore, investors supported enhanced expense disclosures. Accordingly, the ASU requires public entities to provide investors with additional, more detailed information about a reportable segment’s expenses and is intended to improve the disclosures about a public entity’s reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply the amendments in this ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 for the year ended December 31, 2024, as disclosed under “Segment Information” within our Annual Report.

Income Tax Disclosures (Topic 740) In December 2023, the FASB issued ASU 2023-09 which updated accounting guidance related to income tax disclosures. The updated accounting guidance, among other things, requires additional disclosures primarily related to the tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-09 on its disclosures.

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

NOTE 3. MERGERS AND ACQUISITIONS

The Company's acquisition of business and equity method investments consisted of the following transactions during the three months ended March 31, 2025 and the twelve months ended December 31, 2024. Acquisition and integration costs within the Condensed Consolidated Statements of Operations and Comprehensive Income consist of legal, accounting, advisory fees, and other integration costs related to the Merger, the acquisition of equity interest in DWS, and the acquisition of SCF.

SCF Machining Corporation Acquisition.

On February 7, 2025, the Company acquired SCF in exchange for $17.7 million in cash consideration, subject to post-closing adjustments. SCF is a Canadian-domiciled entity and parent company to SCF Machining Corporation Vietnam Company Limited, a Vietnam-based company that was established to grow Innovex’s low-cost country supply chain by establishing an exclusive manufacturing vendor to provide Innovex with high quality, low price machined goods. We believe this acquisition will enhance our supply chain flexibility and provide greater optionality for solutions of our product portfolio. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

In accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), identifiable assets acquired and liabilities assumed were recorded at their estimated fair values on the date of acquisition. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period. The Company expects to finalize these amounts as soon as possible but no later than one year from the closing date of the acquisition.

The table below presents the preliminary allocation to the estimated fair value of identifiable assets acquired and liabilities assumed and the resulting goodwill as of February 7, 2025. Goodwill is primarily attributable to the anticipated cost reductions and supply chain flexibility expected from the integration of SCF. Based on the current tax treatment, goodwill is not expected to be deductible for income tax purposes.

(in thousands)	Preliminary Purchase Price Allocation
Cash and restricted cash	$308
Inventories	758
Prepaid expenses and other current assets	722
Property and equipment, net	1,305
Right of use assets – operating	892
Other long-term assets	269
Total assets	4,254
Accounts payable	671
Accrued expenses	372
Operating lease liabilities - current	374
Operating lease liabilities - noncurrent	518
Total liabilities	1,935
Net assets acquired	2,319
Goodwill	15,402
Total purchase consideration	$17,721

The Company incurred transaction costs in connection with the acquisition in the amount of $0.1 million. The costs have been expensed as incurred and recognized in Acquisition and integration costs in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income.

Legacy Innovex and Dril-Quip Merger.

As discussed in Note 1. Summary of Business, on the Closing Date, the Merger was consummated. Following the Merger, Legacy Innovex became a wholly owned subsidiary of Dril-Quip, and the name “Dril-Quip, Inc.” was changed to “Innovex International, Inc.” As provided for in the Merger Agreement, Legacy Innovex paid a cash dividend of $75.0 million, or $2.39 per share, to the holders of Legacy Innovex Common Stock on September 6, 2024. The Merger was pursued given the enhanced global scale, footprint, and financial flexibility of combining the two companies. The Merger is accounted for as a reverse acquisition under ASC 805, where Legacy Innovex, the legal acquiree, is determined to be the accounting acquirer of Dril-Quip.

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

The Merger resulted in a gain on bargain purchase recognized on the Company’s Consolidated Statements of Operations and Comprehensive Income due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred. Upon completion of its preliminary assessment, the Company concluded that all of the assets acquired and liabilities assumed have been identified and recognized, including any additional assets and liabilities not previously identified or recognized in the acquisition accounting, and that recording a gain on bargain purchase was appropriate and required under U.S. GAAP. The bargain purchase gain was due to the decrease in the share price of legacy Dril-Quip stock from the date the Merger Agreement was signed to the Closing Date, while the agreed upon ratio of Innovex shareholder’s ownership of the Combined Company, as stipulated in the Merger Agreement, remained the same.

The table below presents the preliminary allocation to the estimated fair value of identifiable assets acquired and liabilities assumed, and the resulting gain on bargain purchase as of the Closing Date. Measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date. We have adjusted our deferred tax asset as a result of measurement period adjustments at December 31, 2024 due to a refinement of our estimated deferred tax positions by jurisdictions.

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

Downhole Well Solutions, LLC (“DWS”) Acquisition.

On May 1, 2023, Legacy Innovex acquired a 20% equity interest in DWS, via purchasing membership units of DWS, for the purchase price of $17.6 million in cash consideration. On November 29, 2024, the Company acquired the remaining 80% of the issued and outstanding equity of DWS, resulting in DWS becoming a wholly owned subsidiary of Innovex. DWS rents drilling equipment and related technology which is complimentary to the Company’s existing product lines.

Prior to the acquisition of the remaining 80% ownership interest in 2024, Legacy Innovex obtained significant influence over DWS through a 20% ownership and one board seat out of three total board seats of representation on the board of directors of DWS. The acquisition was accounted for as an equity method investment under Accounting Standards Codification Topic 323, Investments—Equity Method and Joint Ventures (“ASC 323”). The cost of the investment was $15.0 million more than the acquired underlying equity in DWS net assets. The difference was attributable to intangible assets of $13.0 million and equity method goodwill of $2.0 million. The difference pertaining to intangible assets was amortized to equity method earnings over the remaining useful life of the related asset. Transaction costs recognized in connection with the acquisition were $0.7 million and were capitalized as part of the equity investment. For the three months ended March 31, 2024, the Company recorded our proportionate share of DWS’s net income of $0.8 million, adjusted for $0.4 million amortization attributed to intangible assets, and DWS distributed $1.1 million of dividends to the Company, which were recorded as a reduction of the carrying value of the equity investment.

Purchase Price Consideration

As noted above, on November 29, 2024, the Company acquired the remaining 80% of the issued and outstanding equity of DWS. The purchase price for the acquisition consisted of $75.1 million in cash, subject to post-closing adjustments, and 1,918,558 shares of Company Common Stock. An additional $4.0 million of the purchase price was retained by the Company for purposes of funding any post-closing expenses and liabilities related to a patent infringement-related litigation matter to which DWS is a party. Refer to Note 16. Commitments and Contingencies for further details.

Because Innovex acquired control of DWS in the 2024 purchase, the acquisition was accounted for as a step acquisition in accordance with ASC 805. The Company remeasured its previously held 20% equity interest at its acquisition-date fair value of $27.6 million, which was determined using the implied enterprise value based on the purchase price. The resulting gain of $8.0 million was reflected within Gain on consolidation of equity method investment on the Consolidated Statements of Operations and Comprehensive Income in our Annual Report for the year ended December 31, 2024.

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

Preliminary Purchase Price Allocation

In accordance with ASC 805, identifiable assets acquired and liabilities assumed were recorded at their estimated fair values on the date of acquisition. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period. The Company expects to finalize these amounts as soon as possible but no later than one year from the closing date of the acquisition.

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

Refer to Note 8. Intangible Assets and Goodwill for further discussion of accounting treatment for goodwill and other intangible assets recognized from these acquisitions.

NOTE 4. REVENUE

Revenue is recognized as, or when, the performance obligations are satisfied. The Company generates revenue primarily from three revenue streams: (i) product revenues, (ii) service revenues, and (iii) rental revenues. We sell or rent our products and provide services primarily in onshore U.S. and Canadian (“NAM”) markets and in international and offshore markets. We attribute rental and service revenue to the country in which the rental or service was performed, while we attribute product sales revenue to the country to which the product was shipped. The Company has elected the practical expedient to expense commissions as the amortization period associated with the asset that would have been recognized for each order is one year or less. Rental revenue as presented in the table below is accounted for under the lease guidance according to Accounting Standards Codification Topic 842, Leases ("ASC 842") and recognized ratably over the term of the lease.

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

The following tables present our revenues disaggregated by category and by geography:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(in thousands)	NAM	INTL & Offshore	Total	NAM	INTL & Offshore	Total
Product revenues	$75,255	$92,095	$167,350	$66,665	$40,286	$106,951
Service revenues	16,749	18,312	35,061	12,126	1,844	13,970
Rental revenues	28,513	9,491	38,004	2,107	4,969	7,076
Total revenues	$120,517	$119,898	$240,415	$80,898	$47,099	$127,997

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

The changes in allowance for credit losses during the three months ended March 31, 2025 and 2024 were as follows:

	March 31,
(in thousands)	2025	2024
Balance at January 1	$63,875	$5,015
Provision for credit losses	74	31
Write-offs charged against allowance	(6,317)	(497)
Balance at March 31	$57,632	$4,549

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

Balances related to contracts with customers consisted of the following:

Contract Assets (amounts shown in thousands)

Contract assets at December 31, 2024	$5,062
Additions	521
Transfers to Trade receivables, net	(71)
Contract assets at March 31, 2025	$5,512

Contract liabilities (amounts shown in thousands)

Contract liabilities at December 31, 2024	$13,463
Additions	1,103
Revenue recognized	(3,438)
Contract liabilities at March 31, 2025	$11,128

Obligations for returns and refunds were considered immaterial as of March 31, 2025.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $1.2 million as of March 31, 2025. The Company expects to recognize revenue on 100% of the remaining performance obligations over the next twelve months.

The Company applies the practical expedient available under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), which permits us not to disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 5. INVENTORY

A summary of inventory as of March 31, 2025 and December 31, 2024 is as follows:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$35,101	$53,586
Work in progress	28,046	24,080
Finished goods	206,104	193,507
Inventory, net	$269,251	$271,173

All amounts in the table above are reported net of obsolescence reserves of $146.5 million and $169.5 million as of March 31, 2025 and December 31, 2024, respectively.

NOTE 6. PROPERTY AND EQUIPMENT

A summary of property and equipment as of March 31, 2025 and December 31, 2024 is as follows:

(in thousands)	March 31, 2025	December 31, 2024
Land	$25,709	$25,075
Buildings, building improvements and leasehold improvements	72,509	75,689
Manufacturing machinery and equipment	68,227	64,088
Rental tools	59,030	54,456
Office equipment and computer software	4,978	4,516
Vehicles	18,714	19,638
Right of use leases – finance	21,310	20,689
Total Property and equipment	270,477	264,151
Less: Accumulated depreciation and amortization	(82,051)	(73,365)
Net Property and equipment	$188,426	$190,786

The amortization expense for the right of use finance lease assets was $1.7 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.

Depreciation expense related to property and equipment was $9.6 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 7. ASSETS HELD FOR SALE

In accordance with the applicable accounting guidance, FASB ASC 360-10-45-9, the Company identified $2.6 million of land and buildings and $3.1 million of machinery as held for sale. The assets’ net carrying amount are classified as Assets held for sale on the Condensed Consolidated Balance Sheets at March 31, 2025.

In the first quarter of 2025, the Company identified a decrease in the market price of long-lived assets related to land and a building in Mexico classified as assets held for sale at March 31, 2025. The Company determined the carrying values were not recoverable and exceeded their fair values. The Company then measured the impairment losses by comparing the book values with current third-party quoted market prices, resulting in a total impairment of $2.9 million. The impairment losses recorded are presented as Impairment of long-lived assets on the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2025.

NOTE 8. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets. Intangible assets include customer relationships, non-compete agreements, trade names, technology, patents, and other intangibles associated with various business and asset acquisitions. These acquired intangible assets were recorded at fair value determined as of the date of acquisition and are being amortized over the period we expect to benefit from the assets.

A summary of intangible assets as of March 31, 2025 and December 31, 2024 is as follows.

	March 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$145,966	$(50,052)	$95,914
Non-compete agreements	500	(411)	89
Trade names	18,280	(9,537)	8,743
Technology, Patents, and Other	26,133	(26,133)	—
Total	$190,879	$(86,133)	$104,746

	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$145,966	$(46,693)	$99,273
Non-compete agreements	500	(393)	107
Trade names	18,280	(9,297)	8,983
Technology, Patents, and Other	26,133	(26,133)	—
Total	$190,879	$(82,516)	$108,363

Amortization expense on intangible assets was $3.6 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.

Goodwill. The following table presents a roll-forward of goodwill for the periods ended March 31, 2025 and December 31, 2024:

(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2023	$94,436	$(70,504)	$23,932
Additions - DWS Acquisition	36,244	—	36,244
Balance at December 31, 2024	$130,680	$(70,504)	$60,176
Additions - SCF Acquisition	15,402	—	15,402
Foreign currency translation adjustment	(10)	—	(10)
Balance at March 31, 2025	$146,072	$(70,504)	$75,568

Impairment. We analyzed definite lived intangible assets for impairment as of March 31, 2025 and December 31, 2024, in accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment ("ASC 360"), noting no impairment indicators were present. We analyzed goodwill for impairment as of March 31, 2025 and December 31, 2024, in accordance with Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other ("ASC 350"), noting no impairment indicators were present. For our annual goodwill impairment test as of December 31, 2024, we performed a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit was less than its carrying value as of the test date, for which we determined that it was not. We evaluated events and circumstances since the date of our last quantitative or qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance, and it was determined that no changes in circumstances indicated that a potential impairment of Goodwill had occurred. Therefore, no impairment charges were recorded related to goodwill for the period ended March 31, 2025. We will continue to evaluate our goodwill and definite lived assets for potential triggering events as conditions warrant.

NOTE 9. PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Prepaid expenses	$6,500	$8,400
Current deposits	10,761	12,316
Tax receivables	27,562	21,775
Other current assets	3,156	5,132
Total	$47,979	$47,623

NOTE 10. DEBT

Current and long-term debt obligations consisted of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Current portion of long-term debt and finance lease obligations:
Term loan	$—	$5,000
Finance lease obligations	5,556	5,467
Total current portion of long-term debt and finance lease obligations	5,556	10,467
Long-term debt and finance lease obligations:
Term loan	—	6,429
Revolving credit facility	15,600	14,000
Finance lease obligations	5,083	4,878
Total long-term debt and finance lease obligations	20,683	25,307
Less: Debt issuance costs, net	(1,004)	(406)
Total long-term portion of debt and finance lease obligations, net	19,679	24,901
Total debt and finance lease obligations, net	$25,235	$35,368

Term Loan and Revolving Credit Facility

On February 27, 2025, the Company, as borrower, entered into the Third Amended and Restated Revolving Credit, Guaranty and Security Agreement (the “New Credit Agreement”), dated as of February 27, 2025, with PNC Bank, National Association (“PNC”) as the agent, to replace the Second A&R Credit Agreement (defined below) and provide for and govern a revolving credit facility (the “Revolving Credit Facility”). The New Credit Agreement matures on February 27, 2030. As of March 31, 2025, the Company has a $15.6 million outstanding balance on the Revolving Credit Facility, and borrowing capacity available on the Revolving Credit Facility was $103.3 million.

Debt Modifications. In December 2023, the Second Amended and Restated Revolving Credit, Term Loan, Guaranty and Security Agreement (as amended, the “Second A&R Credit Agreement”) was amended to permit the repayment in full of the Subordinated Notes prior to the maturity date. At the time of the amendment, the availability of the revolving line of credit was $110.0 million, and the borrowing availability of a term loan (the “Term Loan”) was $25.0 million. The Term Loan required quarterly principle payments of $1.25 million, followed by a final payment of all unpaid principal and accrued and unpaid interest on the maturity date. The maturity date of the Second A&R Credit Agreement was June 10, 2026.

In June 2024, the Second A&R Credit Agreement was amended to permit the change in control event and payment of the cash dividend contemplated by the Merger Agreement. Refer to Note 3. Mergers and Acquisitions for discussion of the Merger.

On February 27, 2025, we entered into the New Credit Agreement to replace the Second A&R Credit Agreement. The New Credit Agreement, among other things, (i) extended the maturity of the agreement from June 2026 to February 2030, (ii) increased the maximum revolving amount from $110 million to $200 million, which may, subject to certain conditions, be increased to $250 million, (iii) eliminated the term loan commitment and (iv) provided for an applicable margin for interest on the loans to be based on availability, effective as of April 1, 2025. The applicable margin under the New Credit Agreement will range from 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans. The New Credit Agreement includes various financial and non-financial covenants, including a fixed charge coverage ratio if at any time an Event of Default (as defined in the New Credit Agreement) has occurred and is continuing or if Excess Availability (as defined in the New Credit Agreement) is less than 20%, of not less than 1.10 to 1.00. As defined by the New Credit Agreement, the fixed charge coverage ratio represents the ratio of Adjusted EBITDA (as defined in the Credit Agreement), less certain capital expenditures, dividends and tax payments, to all scheduled debt payments during the applicable period.

We performed a debt modification analysis in accordance with Accounting Standards Codification Topic 470, Debt ("ASC 470"), and concluded that the elimination of the Term Loan represented a debt extinguishment. We recognized a loss in February 2025 due to the write-down of the remaining debt issuance costs pertaining to the Term Loan of $0.4 million. We were in compliance with our debt covenants at March 31, 2025 and December 31, 2024.

NOTE 11. ACCRUED EXPENSES

A summary of other accrued liabilities as of March 31, 2025 and December 31, 2024 is as follows:

(in thousands)	March 31, 2025	December 31, 2024
Payroll and other compensation expenses	$22,680	$31,670
Property, sales and other non-income related taxes	7,292	11,393
Accrued commission	1,087	1,137
Income taxes	—	2,340
Accrued interest	55	340
Other accrued liabilities	6,002	13,713
Total	$37,116	$60,593

NOTE 12. INCOME TAXES

The effective tax rate for the three months ended March 31, 2025 was 30.9%, compared to 23.7% for the same periods in 2024. The change in the effective tax rate between the periods was primarily due to discrete items recorded in the first quarter of 2025 with changes in projected earnings mix by geography and tax jurisdiction, foreign withholding tax, and changes in non-deductible expenses.

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

As a result of the Merger, as discussed in Note 1. Summary of Business, all historical per share data, number of shares and numbers of issuable shares from stock awards were retroactively adjusted. The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (in thousands)	$14,757	$16,417
Denominator:
Basic weighted average number of shares outstanding	69,290,100	30,978,328
Dilutive effect of equity awards	187,419	1,314,559
Diluted weighted average number of shares	69,477,519	32,292,887
Income per share:
Basic	$0.21	$0.53
Diluted	$0.21	$0.51
Potentially dilutive shares excluded as anti-dilutive	2,484	101,630

NOTE 14. STOCK BASED COMPENSATION

The Company accounts for equity-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation ("ASC 718"). Equity instruments are measured at fair value on the grant date consistent with the terms of the award. Stock-based compensation expense recorded was $1.8 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. The compensation expense is recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

The total of purchases from vendors that are related parties were $0.1 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

Total revenue earned from customers that are related parties were $0.3 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively. In October 2023, we added a new member to Legacy Innovex's Board of Directors who was an executive of Pioneer Natural Resources, Inc. (“Pioneer”), an established customer of Legacy Innovex. Effective June 2024, this director no longer works for Pioneer and therefore is no longer considered a related party. Of the $3.0 million of revenue earned from related parties for the three months ended March 31, 2024, $2.9 million related to Pioneer. The outstanding net trade receivable due from customers that are related parties at March 31, 2025 and December 31, 2024 was $0.3 million and $0.2 million, respectively.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to various legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to any currently pending legal proceeding is remote or cannot be reasonably estimated. As such, the Company did not record a reserve for litigation as of March 31, 2025 or December 31, 2024.

Impulse Litigation

In conjunction with the DWS acquisition, $4.0 million of the purchase price (the “Impulse Litigation Holdback Amount”) was retained by the Company for purposes of funding any post-closing expenses and liabilities related to a patent infringement-related litigation matter to which DWS is a party, captioned Impulse Downhole Solutions Ltd., and Impulse Downhole Tools USA Ltd, v. Downhole Well Solutions, LLC, Civil Action No. 4:23-cv-02954, in the United States District Court for the Southern District of Texas Houston Division (the “Impulse Litigation”). The Company is entitled to a claw back of 80% of any post-closing expenses and liabilities related to the Impulse Litigation up to the Impulse Litigation Holdback Amount and will be responsible for any expenses and liabilities related to the Impulse Litigation that exceed the Impulse Litigation Holdback Amount. Upon the conclusion of the Impulse Litigation, the remaining balance of the Impulse Litigation Holdback Amount, if any, will be payable to the sellers in the DWS acquisition. We determined that at March 31, 2025, a loss associated with this litigation cannot be reasonably estimated, primarily due to it being in the early stages of the case.

Contingent Purchase Consideration

The acquisition of 1185641 B.C. LTD (d/b/a Great North Wellhead and Frac, “Great North”) by Dril-Quip in the third quarter of 2023 included a contingent consideration arrangement that requires additional consideration to be paid by the Company to the sellers of Great North based on the future revenues of Great North for fiscal years 2024 and 2025. The revenue targets were not met for fiscal year 2024, and no payout was made. At March 31, 2025, the remaining undiscounted amounts Innovex could pay under the contingent consideration agreement ranges between zero and $10.4 million. Based on management’s estimate of revenue for fiscal year 2025, the probability of successfully achieving the minimum earn-out target is less than probable. As such, the Company did not record a liability for the contingent purchase consideration as of March 31, 2025.

NOTE 17. SUBSEQUENT EVENTS

On April, 21, 2025, the Company entered into a definitive agreement to sell its facility located at 6401 North Eldridge Pkwy, Houston, Texas 77041 (the “Property”). The sale price for the Property is $95.0 million, subject to adjustments, and the sale is expected to close in the third quarter of 2025. Innovex intends to enter into a short-term lease of the Property in connection with the sale to allow for completion of ongoing facility consolidation initiatives, ensuring no disruption to customer deliveries. The sale is subject to customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations, financial condition and liquidity position of Innovex for the three months ended March 31, 2025 and 2024 should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report and (ii) the audited consolidated financial statements and related notes for the year ended December 31, 2024 included in our Annual Report. The following discussion and analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections about Innovex’s business and operations, and involves risks and uncertainties. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements because of various factors, including those described in the sections titled “Risk Factors” in our Annual Report and “Cautionary Statement Regarding Forward- Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report, all of which are difficult to predict. Innovex does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. References in this section to “Innovex,” the “Company,” the “Combined Company,” “we,”“us” and “our” are to Innovex International, Inc.(formerly known as Dril-Quip, Inc.) and its consolidated subsidiaries after giving effect to the Merger and related transactions, unless the context otherwise requires or as otherwise indicated. Except as otherwise indicated, references herein to “Dril-Quip” are to Dril-Quip, Inc. prior to the completion of the Merger.

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

We are a global company, and for the three months ended March 31, 2025, the U.S. and Canadian onshore (“NAM”) market made up approximately 50% of our revenue while the international and offshore (“International and Offshore”) markets constituted 50%. Within the NAM market, we have a strong presence in both the United States and Canada. The NAM market is core to us, and we maintain a robust sales and distribution infrastructure across the region. Our products have broad applicability in this market, particularly for horizontal or unconventional wells that have become prevalent methods of oil and natural gas development across the region. We are focused on significantly increasing our revenue from the International and Offshore markets, as these regions are typically subject to long-cycle investment horizons and exhibit relatively less cyclicality than the NAM market. The Middle East, and in particular Saudi Arabia, has been a key source of growth for Innovex. We also operate across Asia, Latin America, Europe and the Gulf of America, among other regions. To enhance our global reach, we have complemented our locations across these markets with a network of strategic distribution, sales and manufacturing partners.

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

We have a broad customer base, ranging from International Oil Companies, National Oil Companies, and exploration and production (“E&P”) companies as well as multinational and regional oilfield service companies. Once a new product has been commercialized or acquired, our global sales and distribution infrastructure enables us to scale and drive customer adoption quickly.

Our business has produced strong returns on invested capital. Please see “Non-GAAP Financial Measures” within this section for Return on Capital Employed, which is how we assess the effectiveness of our capital allocation over time. For the three months ended March 31, 2025, our net income, income from operations and Adjusted EBITDA were equivalent to approximately 6%, 9% and 19% of revenue, respectively. Over the same period, capital expenditures accounted for only 3% of revenue, and we earned approximately $21.9 million in income from operations. For the three months ended March 31, 2024, our net income, income from operations and Adjusted EBITDA were equivalent to approximately 13%, 17% and 25% of revenue, respectively. Over the same period, capital expenditures accounted for only 2% of revenue, and we earned approximately $22.3 million in income from operations. We believe that our global sales and distribution network, as well as our manufacturing capacity and vendor network, position us well to drive revenue growth and margin expansion. Please see “Non-GAAP Financial Measures” within this section for the definitions of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed, as well as a reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed to our most directly comparable financial measures calculated and presented in accordance with GAAP.

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

On February 7, 2025, the Company acquired SCF Machining Corporation (“SCF”) in exchange for $17.7 million of cash, subject to post-closing adjustments. SCF is a Canadian-domiciled entity and parent company to SCF Machining Corporation Vietnam Company Limited, a Vietnam-based company that was established to grow Innovex’s low-cost country supply chain by establishing an exclusive manufacturing vendor to provide Innovex with high quality, low price machined goods.

For information with respect to the Merger and the acquisitions of DWS and SCF, see Note 3. Mergers and Acquisitions to our consolidated financial statements included elsewhere in this Quarterly Report.

On February 27, 2025, we entered into the Third Amended and Restated Revolving Credit, Guaranty and Security Agreement among the Company, and each party joined thereto from time to time as a guarantor, as guarantors, the financial institutions from time to time party thereto, as lenders, and PNC Bank, National Association, as the agent for lenders (the “Credit Agreement”) to replace the Previous Credit Agreement (as defined herein). The Credit Agreement provides for a $200 million senior secured revolving credit facility, subject to a borrowing base. The Credit Agreement matures on February 27, 2030. The Credit Agreement, among other things, (i) extended the maturity of the agreement from June 2026 to February 2030, (ii) increased the maximum revolving amount from $110 million to $200 million, which may, subject to certain conditions, be increased to $250 million, (iii) eliminated the term loan commitment and (iv) provided for an applicable margin for interest on the loans to be based on availability, effective as of April 1, 2025. The applicable margin under the Credit Agreement will range from 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans.

Market Factors and Trends

Our business is driven by the number of oil and natural gas wells drilled worldwide, which, in turn, is tied to the level of global spending of the oil and natural gas E&P industry. Rystad Energy, as of April 17, 2025, expects global upstream energy spending, excluding Iran, Venezuela, Cuba, Russia and China, to stay relatively flat through 2025, with spending forecasted to increase by 3% in 2027. Rystad Energy also estimates that the annual number of global wells drilled, excluding Iran, Venezuela, Cuba, Russia and China, will increase from approximately 31,700 in 2024 to approximately 32,300 in 2027. The pace of development activity is driven by expected well profitability and returns, which, in turn, are influenced by several factors, including current global oil and natural gas supply and demand balances, current and expected future prices for oil and natural gas and the perceived stability and sustainability of these commodity prices over time.

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

The Company accounts for more complex, customer specific projects that have relatively longer manufacturing time frames on an over-time basis. For the three months ended March 31, 2025, there were 6 projects representing approximately 0.1% of the Company’s total revenues and approximately 0.1% of its product revenues that were accounted for using over-time accounting, compared to zero projects for the three months ended March 31, 2024. Revenues accounted for in this manner are generally recognized based upon a calculation of the percentage complete, which is used to determine the revenue earned and the appropriate portion of total estimated cost of revenues to be recognized. Accordingly, price and cost estimates are reviewed periodically as the work progresses, and adjustments, proportionate to the percentage complete, are reflected in the period when such estimates are revised. Losses, if any, are recorded in full in the period they become known. Amounts received from customers in excess of revenues recognized are classified as a current liability.

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

Impairment of long-lived assets

Impairment of long-lived assets consists of the write down of the carrying value of our long-lived assets to fair value when, as part of our periodic impairment evaluation performed in accordance with ASC 360, we determine that the carrying value of the asset or asset group is not recoverable and exceeds its fair value.

Acquisition and integration costs

Acquisition and integration costs consist of legal, accounting, advisory fees, and other integration costs incurred in connection with the acquisition and integration of a business.

Interest expense

Interest expense primarily consists of interest expense associated with the Term Loan and the Credit Facility (each as defined herein).

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

Factors Affecting the Comparability of Our Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, due to recent and future acquisitions. One way in which we have grown, and will continue to grow, our operations and financial results is through strategic acquisitions. In May 2023, Legacy Innovex acquired 20% of DWS, a company that manufactures and rents engineered downhole tools designed to improve the performance of directional and horizontal drilling operations. In March of 2024, Legacy Innovex entered into the Merger Agreement with Dril-Quip, and the Merger was consummated on September 6, 2024. In November of 2024, we acquired the remaining 80% equity interest in DWS. In February 2025, we acquired SCF, a Canadian-domiciled entity and parent company to SCF Machining Corporation Vietnam Company Limited, a Vietnam-based company. As a general matter, following an acquisition, our results of operations are affected by the results of the newly acquired business or operations, the purchase accounting for the acquisition, any debt incurred in connection with the acquisition and expenditures made to integrate the newly acquired business or operations. As a result of our acquisitions and the consolidation of our operating subsidiaries’ into the Company’s financial results, the periods presented in our historical financial statements may not be comparable to one another and our future results of operations and financial results may differ. Additionally, as a result of the Merger, we expect to incur recurring administrative expenses related to being a publicly traded corporation that are not reflected in the historical Legacy Innovex’s financial statements.

Results of Operations

The following table presents summary consolidated operating results for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Revenues	$240,415	$127,997	$112,418	88%
Cost of revenues(a)	163,911	78,907	85,004	108%
Selling, general and administrative expenses	32,349	21,337	11,012	52%
(Gain) loss on sale of assets	148	(124)	272	(219)%
Depreciation and amortization	14,945	4,793	10,152	212%
Impairment of long-lived assets	2,924	-	2,924	N/A
Acquisition and integration costs	4,288	773	3,515	455%
Total costs and expenses	$218,565	$105,686	$112,879	107%
Income from operations	21,850	22,311	(461)	(2)%
Interest expense	700	719	(19)	(3)%
Other expense (income), net	(214)	520	(734)	(141)%
Equity method earnings	-	(468)	468	(100)%
Income before income taxes	21,364	21,540	(176)	(1)%
Income tax expense, net	6,607	5,123	1,484	29%
Net income	$14,757	$16,417	$(1,660)	(10)%

(a) Cost of revenues excludes depreciation and amortization.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues. Our NAM market revenue for the three months ended March 31, 2025 was $120.5 million, an increase of $39.6 million from $80.9 million for the three months ended March 31, 2024, primarily driven by an increase in market share and incremental business operations due to the Merger and the acquisitions of DWS and SCF. This was offset by a reduction in drilling activity in North America due to a decline in the North America land rig count during the comparative period. Our International and Offshore market revenue for the three months ended March 31, 2025, was $119.9 million, an increase of $72.7 million from $47.1 million for the three months ended March 31, 2024, primarily driven by increased business operations due to the Merger.

Cost of revenues, exclusive of depreciation and amortization. Total cost of revenues for the three months ended March 31, 2025 was $163.9 million, an increase of $85.0 million from $78.9 million for three months ended March 31, 2024. The change was primarily attributable to a $41.4 million increase in product cost of goods sold, a $27.3 million increase in personnel expense due to increased activity levels due to the Merger, and a $9.0 million increase in supplies and general manufacturing expenses. This change was offset by a decrease of a net $4.5 million in variance, scrap and absorption expense due to reduced costing in lower cost geographies along with increased inventory absorption costs due to the Merger. The remaining difference is attributable to increases in facilities costs, inventory reserves, property taxes, and other miscellaneous costs.

Selling, general and administrative expenses. Selling, general and administrative expense for the three months ended March 31, 2025 was $32.3 million, an increase of $11.0 million from $21.3 million for the three months ended March 31, 2024. The change is primarily attributable to a $11.2 million increase in salaries, wages and other payroll costs caused by an increased headcount due to the Merger.

(Gain)/loss on sale of assets. (Gain)/loss on sale of assets for the three months ended March 31, 2025 and 2024 was $0.1 million and $(0.1) million, respectively. The change during the two periods was due to normal variations in property and equipment sales activity.

Depreciation and amortization. Total depreciation and amortization expense for the three months ended March 31, 2025 was $14.9 million, an increase of $10.1 million from $4.8 million for the three months ended March 31, 2024. The change in depreciation and amortization was primarily due to additional depreciation for assets acquired related to the Merger.

Long-lived asset impairments. Long-lived asset impairment expense for the three months ended March 31, 2025 was $2.9 million, an increase of $2.9 million from $0.0 million for the three months ended March 31, 2024. The impairment expense in 2025 was related to a land and building in Mexico acquired as part of the Merger, that is held for sale at March 31, 2025 and being marketed at an amount that is lower than the net book value, which ultimately resulted in an impairment expense of $2.9 million.

Acquisition and integration costs. Acquisition and integration costs for the three months ended March 31, 2025 was $4.3 million, an increase of $3.5 million from $0.8 million for the three months ended March 31, 2024. The change in acquisition and integration costs was due to the costs incurred in connection with the Merger and the acquisition of DWS and SCF.

Interest expense. Total interest expense was $0.7 million for the three months ended March 31, 2025 and 2024. Interest expense is comparable during both periods due to lower long-term debt balances during the three months ended March 31, 2025, offset by increased finance lease interest due to an increase in finance leases during the comparative periods.

Other (income) expense. Total other (income) expense for the three months ended March 31, 2025 was $(0.2) million, a decrease of $0.7 million from $0.5 million for the three months ended March 31, 2024, with the change primarily being due to the net change in our foreign currency exchange gains (losses).

Equity method earnings. Equity method earnings consist of the net earnings in DWS, along with the amortization of our proportional ownership interest in the step up of the fair value of the intangible assets acquired, during the period that DWS was accounted for as an equity method investee. With the purchase of the remaining 80% equity interest in DWS on November 29, 2024, the Company will not recognize equity method earnings in 2025. Total equity method earnings, excluding the amortization of the step up in fair value, for the three months ended March 31, 2024 was $0.8 million. The amortization of the step up in the fair value of the intangible assets acquired for the three months ended March 31, 2024 was $0.4 million.

Income tax expense. Our operations are subject to U.S. federal income tax at an entity level, as well as various state income and franchise taxes. In addition, our operations located in international jurisdictions are subject to local country income taxes. Income tax expense for the three months ended March 31, 2025 was $6.6 million, an increase of $1.5 million from $5.1 million for the three months ended March 31, 2024. The change was primarily driven by changes in mix of income before income taxes by geography and tax jurisdiction, discrete items recorded in the quarter, and other non-deductible expenses. For the three months ended March 31, 2025, income before income taxes was $21.4 million, representing a decrease of $0.1 million from $21.5 million for the three months ended March 31, 2024 primarily due to the factors discussed above.

Net income. Net income for the three months ended March 31, 2025 was $14.8 million, a decrease of $1.6 million from net income of $16.4 million for the three months ended March 31, 2024, as a result of the factors discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash, cash provided by operating activities, and borrowings under the Credit Facility. The Company maintains an open market share repurchase program under our existing share repurchase authorization and may repurchase shares from time to time based on management’s evaluation of market conditions, share price and other factors. As of March 31, 2025, we had cash and restricted cash of $68.1 million and availability under the Revolver (as defined herein) of $103.3 million. Our total indebtedness was $25.2 million as of March 31, 2025.

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

We have certain obligations related to debt maturities, finance leases and operating leases. As of March 31, 2025, we have $20.8 million of minimum non-cancelable lease obligations for the twelve months following March 31, 2025, comprised of $6.1 million of finance lease maturities and $14.7 million of operating lease obligations. We have an additional $62.1 million of minimum non-cancelable lease obligations for the periods after March 31, 2025, comprised of $5.4 million of finance lease maturities and $56.7 million of non-cancelable operating lease obligations. As of March 31, 2025, interest rates on our lease obligations range from 2.88% to 13.09%. In addition, as of March 31, 2025, all amounts borrowed under our Revolver become due and payable in 2030. For the three months ended March 31, 2024, the Company’s effective interest rate on the term loan was approximately 8.60% For the three months ended March 31, 2025 and 2024, the effective interest rate on the Revolver was approximately 8.25% and 8.52%, respectively. See Note 10. Debt to our consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$31,090	$12,605	$18,485	147%
Net cash used in investing activities	$(23,466)	$(2,228)	$(21,238)	953%
Net cash used in financing activities	$(13,399)	$(10,257)	$(3,142)	31%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net cash provided by operating activities for the three months ended March 31, 2025 was $31.1 million, an increase of $18.5 million from the three months ended March 31, 2024. The change in cash provided by operations for the comparative periods was primarily driven by the following:

•
a decrease in net income of $1.6 million;
•
changes in non-cash adjustments to net income from the comparative period as a result of a $10.1 million increase in depreciation and amortization, in connection with the increased size of the business primarily due to the Merger and other acquisitions between April 1, 2024 and March 31, 2025, a $6.2 million increase in deferred taxes due to timing differences, a $2.9 million increase in impairment of long-lived assets related to land and buildings in Mexico designated as assets held for sale, and a $1.3 million increase in stock compensation expense, primarily due to the accelerated vesting of equity based awards; and
•
changes in operating assets and liabilities, net of assets acquired as part of the acquisitions, totaled $1.3 million.

Net cash used in investing activities for the three months ended March 31, 2025 was $23.5 million, a decrease of $21.2 million from the three months ended March 31, 2024. The change in cash used in investing activities was primarily due to a $17.4 million payment for the acquisition of SCF.

Net cash used in financing activities for the three months ended March 31, 2025 was $13.4 million, a decrease of $3.1 million from the three months ended March 31, 2024. The change in cash used in financing activities was primarily due to an increase of $1.4 million in net repayments of long term debt due to cash generated from positive operating cash flows and debt issuance costs incurred in connection with the Credit Agreement.

Credit Agreement

Legacy Innovex, Tercel Oilfield Products USA L.L.C., Top-Co Inc. and Pride (collectively, the “Original Borrowers”) entered into the Second Amended and Restated Revolving Credit, Term Loan, Guaranty and Security Agreement in June 2022 (as amended in November 2022, April 2023, December 2023, and June 2024, the “Previous Credit Agreement”), with PNC Bank, National Association, as agent, and the lenders party thereto. On September 6, 2024, the Company and TIW Corporation (collectively and together with the Original Borrowers, the “Borrowers”) joined the Credit Agreement as borrowers thereunder. The Previous Credit Agreement provided for (i) a term loan tranche in a principal amount of the lesser of $25.0 million and a certain amount determined based, in part, on appraised values of certain assets of Legacy Innovex and certain of its subsidiaries (the “Term Loan”) and (ii) a revolving credit facility of up to $110.0 million with a $5.0 million sublimit for letters of credit and an $11.0 million swing loan (collectively, the “Previous Revolver” and, together with the Term Loan, the “Previous Credit Facility”).

The consummation of the transactions contemplated by the Merger Agreement constituted a Change of Control (as defined in the Previous Credit Agreement). In June 2024, the Original Borrowers, the Agent and the lenders party thereto entered into the Fourth Amendment to the Second A&R Credit Agreement, which permitted the change in control event, the payment of the cash dividend contemplated by the Merger Agreement, and the acquisition of 80% of the issued and outstanding equity securities of DWS not then owned by Legacy Innovex.

The Company, as the borrower, entered into the Credit Agreement, dated as of February 27, 2025, to replace the Previous Credit Agreement and provide for a revolving credit facility of up to $200.0 million (the “Revolver” and, together with the Term Loan, the “Credit Facility”). The Credit Agreement, among other things, (a) extended the maturity of the agreement from June 10, 2026 to February 27, 2030, (b) increased the maximum revolving amount from $110 million to $200 million, which may, subject to certain conditions, be increased to $250 million, (c) eliminated the term loan commitment and (d) provided for an applicable margin for interest on the loans to be based on availability, effective as of April 1, 2025. See Note 10. Debt to our consolidated financial statements included elsewhere in this Quarterly Report.

Amounts borrowed under the Credit Agreement are subject to an interest rate per annum equal to, at the Company’s option, either (a) an alternate base rate determined as the highest of (i) the base commercial lending rate of PNC Bank, National Association, (ii) the overnight federal funds rate plus 0.5% and (iii) Daily Simple SOFR (as defined in the Credit Agreement) plus 1% (such base rate to be subject to a 0% floor) or (b) the forward-looking term rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period two business days before such interest period divided by a number equal to 1.00 minus any SOFR reserve percentage (such term rate to be subject to a 0% floor), plus, in each case of clauses (a) and (b) above, an applicable margin based upon availability of the revolving credit line, of 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans. Interest is payable monthly for alternate base rate loans and at the end of the applicable interest period for term SOFR loans (or quarterly if the applicable interest period is longer than three months). The Credit Agreement provides for the issuance of letters of credit, limited to the lesser of total capacity or $10.0 million. As of March 31, 2025 and March 31, 2024, we had no letters of credit outstanding under the Credit Agreement.

In addition to paying interest on outstanding borrowings under the Credit Agreement, the Company is required to pay a quarterly commitment fee to the lenders under the Credit Agreement equal to 0.25% per annum on the amount by which $200.0 million exceeds the daily unpaid balance of the Revolver plus any swing loans plus any undrawn amount of outstanding letters of credit under the Credit Agreement on any day.

The Company is subject to various financial and non-financial covenants under the Credit Agreement, including limitations on the incurrence of debt, granting of liens, investments, dividends, asset sales, and affiliate transactions and, if at any time an Event of Default (as defined in the Credit Agreement) has occurred and is continuing or if Excess Availability (as defined in the Credit Agreement) is less than 20%, a requirement to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. As defined by the Credit Agreement, the fixed charge coverage ratio represents the ratio of Adjusted EBITDA (as defined in the Credit Agreement), less certain capital expenditures, dividends and tax payments, to all scheduled debt payments during the applicable period.

The obligations under the Credit Agreement are secured by liens on substantially all of the assets of the Company and certain current and future subsidiaries of the Company and guarantees from certain current and future subsidiaries of the Company (the Company together with such subsidiaries, the “Loan Parties”). The Credit Agreement requires the Company to make mandatory prepayments on the outstanding amount of (i) the Credit Facility if any Loan Party issues debt other than certain permitted debt and (ii) the Revolver with the proceeds of received with respect to certain insurance or condemnation claims.

The Credit Agreement matures on February 27, 2030. The applicable margin under the Credit Agreement will range from 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans.

As of March 31, 2024, we had $16.5 million of borrowings outstanding under the Term Loan. As of March 31, 2025 and March 31, 2024, we had $15.6 million, and $16.0 million, respectively, of borrowings under the applicable revolving credit facility.

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

The following table presents a reconciliation of the GAAP financial measure of net income (loss) and net income (loss) as a percentage of revenue to Adjusted EBITDA and Adjusted EBITDA Margin, respectively, for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Net income	14,757	16,417	(1,660)	(10)%
Interest expense	700	719	(19)	(3)%
Income tax expense, net	6,607	5,123	1,484	29%
Depreciation and amortization	14,945	4,793	10,152	212%
EBITDA	37,009	27,052	9,957	37%
Other non-operating expense, net (1)	(214)	520	(734)	(141)%
(Gain) loss on sale of assets	148	(124)	272	(219)%
Impairment of long-lived assets	2,924	-	2,924	N/A
Acquisition and integration costs (2)	4,288	773	3,515	455%
Equity method investment adjustment (3)	-	831	(831)	(100)%
Stock based compensation	1,766	468	1,298	277%
IPO preparation expenses (4)	-	2,985	(2,985)	(100)%
Adjusted EBITDA	45,921	32,505	13,416	41%
Net income as a % of revenue	6%	13%	-	-
Adjusted EBITDA Margin	19%	25%	-	-

(1)
Primarily represents foreign currency exchange gain/loss, gain/loss on lease terminations, and other non-operating items.

(2)
For the three months ended March 31, 2025, acquisition and integration costs consisted of legal, accounting, advisory fees, and other integration costs associated with the Merger, the acquisition of the remaining equity interest in DWS, and the acquisition of SCF. For the three months ended March 31, 2024, acquisition and integration costs consisted of legal, accounting, advisory fees, and other integration costs associated with the acquisition of ownership interest in DWS and facility shut-down and integration costs for Rubicon facilities after the acquisition. These acquisition and integration costs are one-time in nature and represent expenses that we do not view as normal operating expenses necessary to operate our business.
(3)
Reflects the elimination of our percentage of interest expense, depreciation, amortization and other non-recurring expenses included within Equity method earnings relating to our unconsolidated investment in DWS.
(4)
Reflects legal, consulting and accounting fees and expenses related to preparation of Legacy Innovex’s initial public offering.

Adjusted EBITDA for the three months ended March 31, 2025 was $45.9 million, an increase of $13.4 million from $32.5 million for the three months ended March 31, 2024. See “—Results of Operations” for discussion of the changes in account activity comprising of the Adjusted EBITDA balance for the comparable period.

Return on Capital Employed

We utilize Return on Capital Employed (“ROCE”) (a non-GAAP measure) to assess the effectiveness of our capital allocation over time and to compare our capital efficiency to our competitors, and for this reason we believe this measure will provide useful information to investors. We define ROCE as income from operations, before acquisition and integration costs and after tax (resulting in Adjusted Income from Operations, after tax) divided by average capital employed. Capital employed is defined as the combined values of debt and stockholders’ equity.

The following table presents a reconciliation of the GAAP financial measure of income from operations to adjusted income from operations, after tax to ROCE for each of the periods indicated:

	Twelve Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Income from operations	$48,614	$97,228	$(48,614)	(50)%
Plus: Acquisition and integration costs	36,815	2,554	34,261	1341%
Less: Income tax expense	(3,971)	(24,709)	20,738	(84)%
Adjusted Income from Operations, after tax	$81,458	$75,073	$6,385	9%
Beginning debt	43,242	82,799	(39,557)	(48)%
Beginning equity	344,305	270,771	73,534	27%
Ending debt	25,235	43,242	(18,007)	(42)%
Ending equity	978,376	344,305	634,071	184%
Average capital employed	$695,579	$370,559	$325,021	88%
ROCE	12%	20%	-	-

ROCE for the twelve months ended March 31, 2025 was 12%, a decrease from 20% for the twelve months ended March 31, 2024. The primary reason for the decrease was an increase in average capital employed of $325.0 million for the twelve months ended March 31, 2025 as compared to the twelve months ended March 31, 2024, driven by an increase in average equity of $353.8 million primarily due to the effect of the Merger and the acquisitions of DWS and SCF.

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

The following table presents a reconciliation of the GAAP financial measure of net cash provided by operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$31,090	$12,605	$18,485	147%
Capital expenditures	(7,056)	(2,422)	(4,634)	191%
Free cash flow	$24,034	$10,183	$13,851	136%

Free Cash Flow for the three months ended March 31, 2025 was $24.0 million, an increase of $13.9 million, from $10.2 million for the three months ended March 31, 2024. The change was driven by an $18.5 million increase in cash provided by operating activities as described under “Cash Flows” above, and a $4.6 million decrease in capital expenditures.

Off-Balance Sheet Arrangements

Currently, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Business Segments

The Company operates in one reportable segment as our chief operating decision maker (“CODM”) assesses performance and allocates resources based on financial information presented at a consolidated level.

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

We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following are the critical accounting estimates used in the preparation of our consolidated financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report.

Income Taxes

Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the carrying amount and tax basis of assets and liabilities using enacted tax laws and rates expected to apply to taxable income in the year in which the differences are expected to reverse. We regularly evaluate the valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded. As of March 31, 2025, the valuation allowance for deferred tax assets was $53.3 million. The Company recognizes a tax benefit in our financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position.

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

In the first quarter of 2025, the Company identified a significant decrease in the market price of long-lived assets related to land and buildings acquired as part of the Merger classified as held for sale. The Company determined the carrying values were not recoverable and exceeded their fair values. The Company then measured the impairment losses by comparing the book values with current third-party quoted market prices, resulting in a total impairment of $2.9 million.

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

Foreign Currency Exchange Rate Risk

A portion of our revenues are derived internationally and, accordingly, our competitiveness and financial results may be impacted by foreign currency fluctuations where revenues and costs are denominated in local currencies rather than U.S. dollars. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025 for further details on our foreign currency exchange risk.

Interest Rate Risk

We are primarily exposed to interest rate risk through the Revolver. As of March 31, 2025, we had variable rate debt outstanding consisting of $15.6 million under the Revolver which bear interest at an adjusted SOFR rate plus an applicable margin or at the alternate base rate plus an applicable margin.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As described in Item 9A of our Annual Report, management excluded (1) Legacy Innovex and (2) DWS from its assessment of the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2024. Our evaluation of disclosure controls and procedures as of March 31, 2025 excludes an assessment of those disclosure controls and procedures of Legacy Innovex and DWS that are subsumed by internal control over financial reporting.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Previously Disclosed Material Weaknesses

As disclosed in our Annual Report, we previously identified two material weaknesses for Legacy Innovex as we did not design and maintain effective controls related to the accounting for income taxes at a sufficient level of precision or rigor and failed to employ personnel with adequate expertise to identify and evaluate complex income tax accounting matters.

Our management has implemented remediation steps to address these material weaknesses. Specifically, we have (i) designed and implemented new controls for the preparation and review of the income tax provision, related income tax assets and liabilities and the corresponding valuation allowance, and the income tax disclosures in our consolidated financial statements (ii) engaged an accounting advisory firm to assist with the documentation, evaluation, remediation, and testing of the relevant internal controls related to the accounting for incomes taxes; and (iii) hired additional tax personnel, including an outside accounting advisory firm with adequate expertise to identify and evaluate complex income tax accounting matters.

During the first quarter of our current fiscal year, we completed our testing of the operating effectiveness and concluded that the material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting

As described in Part II, Item 9A of our Annual Report, the Merger was completed on September 6, 2024, and represented a change in internal control over financial reporting. Management continues to consolidate and integrate the internal control over financial reporting. The ongoing integration activities have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2025.

Except as described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 16. Commitments and Contingencies of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding litigation, claims and other legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report and those set forth from time to time in our other filings with the SEC. Other than the risk factor set forth below, there have been no material changes in risk factors from those reported in our Annual Report. The risks described within this Quarterly Report and our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.

U.S. trade policy, including the implementation of tariffs, could adversely affect the Company’s business and financial results.

The U.S. administration has implemented numerous tariffs on imported materials and products and, in response, various countries have imposed new, or increased existing, tariffs on imports. These tariffs, to the extent that they continue to be imposed, and any new or increased tariffs, may increase the cost of imported materials used by our suppliers and in our products. Tariffs imposed by other countries may apply to our products sold internationally. The ultimate impact of the announced tariffs and any future tariffs will depend on various factors, including the extent to which such tariffs are implemented, the timing of implementation and the amount, scope and nature of such tariffs. If we are unable to mitigate the impact of tariffs, including through product pricing and supply arrangements, our business and financial results could be adversely affected.

In addition, tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products and services and the demand for crude oil and gas. Such conditions could have a material adverse impact on our business, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 25, 2025, the Company’s Board of Directors approved a share repurchase program (the “New Share Repurchase Program”) that authorizes repurchases of up to an aggregate of $100 million of Company Common Stock with no specified expiration date. The following is a summary of share repurchase activity during the fiscal quarter ended March 31, 2025.

	Three Months Ended March 31, 2025
	Total Number of Shares Purchased (1)	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased (in millions) Under the Plans or Programs (3)
January 1 - 31, 2025	-	$-	-	$-
February 1 - 28, 2025	-	-	-	100.00
March 1 - 31, 2025	52,658	17.95	36,043	99.35
	52,658	$17.95	36,043	$99.35

(1) Includes share repurchases under the New Share Repurchase Program and those associated with certain employee elections under the Company's compensation and benefit programs.

(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 16,615 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company's compensation and benefit programs.

(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of March 31, 2025. In conjunction with the Merger, effective as of the Closing Date, the Company maintained the share repurchase plans authorized by the Dril-Quip board of directors. Under the prior share repurchase plans, we were authorized to repurchase up to an aggregate $200 million of our common stock. As of January 31, 2025, there were shares with an approximate dollar value of $103.5 million available under the prior share repurchase plans. As discussed above, on February 25, 2025, the Board authorized the New Share Repurchase Program which replaced the prior share repurchase plans.

The Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, pursuant to accelerated share repurchase programs or otherwise in accordance with applicable federal securities laws. The shares purchased for the three months ended March 31, 2025, were purchased on the open market. The timing and amount of the repurchases will be determined by the Company's management based on their evaluation of market conditions, share price and other factors.

The share repurchase program may be suspended or discontinued at any time. During the period covered by this Quarterly Report, the Company did not sell any shares of common stock that were not registered under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Plans

On March 14, 2025, Adam Anderson, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 64,157 shares of Company Common Stock until February 28, 2026.

On March 10, 2025, Mark Reddout, our President of North American Operations, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 37,000 shares of Company Common Stock until February 28, 2026.

Item 6. Exhibits

Exhibit Number	Description
2.1

Purchase and Sale Agreement, dated as of April 21, 2025, by and between Innovex International, Inc. and BIG Acquisitions LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on April 25, 2025).

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
10.1

Third Amended and Restated Revolving Credit, Guaranty and Security Agreement, dated as of February 27, 2025, among Innovex International, Inc., and each party joined thereto from time to time as a guarantor, as guarantors, the financial institutions from time to time party thereto, as lenders, and PNC Bank, National Association, as the agent for lenders (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by the Company on March 3, 2025).

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

Innovex International, Inc.

Date: May 7, 2025	By:	/s/ Kendal Reed
Kendal Reed
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)