Form 10-Q
period 2025-06-30
Innovex International, Inc.
filed 2025-08-06
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 30, 2025, the registrant had 68,779,153 shares of common stock, $0.01 par value per share, outstanding.

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

ii

These statements are based on assumptions and analysis in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are (i) risks related to our merger and acquisition activities, including the ultimate outcome and results of integrating operations; the effects of our merger and acquisition activities, including the Company’s future financial condition, results of operations, strategy and plans; potential adverse reactions or changes to business relationships resulting from the completion of mergers and acquisitions; expected benefits from mergers and acquisitions and the ability of the Company to realize those benefits; the significant costs required to integrate operations; whether mergers or acquisitions related litigation will occur and, if so, the results of any litigation, settlements and investigations; (ii) operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control; (iii) acts of terrorism, war or political or civil unrest in the United States or elsewhere; (iv) loss or corruption of our information or a cyberattack on our computer systems; and (v) other risks and uncertainties discussed under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”), “Part II, Item 1A Risk Factors” of any subsequent Quarterly Reports on Form 10-Q and in other filings made by us from time to time with the SEC. Many of such factors are beyond the Company’s ability to control or predict. Any of the factors, or a combination of these factors, could materially affect the Company’s future results of operations and the ultimate accuracy of the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Every forward-looking statement speaks only as of the date of the particular statement, and the Company undertakes no obligation to publicly update or revise any forward-looking statement except as may be required by law.

iii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Innovex International, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and restricted cash	$68,781	$73,278
Trade receivables, net of allowance of $22,307 and $63,875 at June 30, 2025 and December 31, 2024, respectively	220,966	239,506
Contract assets	3,124	5,062
Inventories	278,495	271,173
Assets held for sale	42,883	4,749
Prepaid expenses and other current assets	55,856	47,623
Total current assets	670,105	641,391
Noncurrent assets
Property and equipment, net	150,670	190,786
Right of use assets – operating	56,512	54,873
Goodwill	94,136	60,176
Intangibles, net	124,728	108,363
Deferred tax asset, net	122,129	134,540
Other long-term assets	8,801	7,354
Total noncurrent assets	556,976	556,092
Total assets	$1,227,081	$1,197,483
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$65,321	$65,201
Accrued expenses	48,556	60,593
Operating lease liabilities	12,341	10,547
Contract liabilities	6,911	13,463
Current portion of long-term debt and finance lease obligations	5,938	10,467
Other current liabilities	6,678	2,387
Total current liabilities	145,745	162,658
Noncurrent liabilities
Long-term debt and finance lease obligations	34,780	24,901
Operating lease liabilities	45,634	45,153
Deferred income taxes	1,410	624
Other long-term liabilities	3,959	5,991
Total noncurrent liabilities	85,783	76,669
Total liabilities	$231,528	$239,327
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	$—	$—
Common stock: $0.01 par value, 200,000,000 and 100,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 68,779,153 and 69,178,263 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	688	692
Additional paid-in capital	760,306	755,077
Accumulated other comprehensive income	2,481	(8,863)
Retained earnings	232,078	211,250
Total stockholders’ equity	$995,553	$958,156
Total liabilities and stockholders’ equity	$1,227,081	$1,197,483

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenues
Products	$149,449	$109,728	$316,799	$216,679
Services	30,782	13,930	65,843	27,900
Rental	44,003	6,644	82,007	13,720
Total revenues	224,234	130,302	464,649	258,299
Cost of revenues(a)
Products	112,234	71,198	234,450	136,371
Services	26,025	12,111	55,324	24,474
Rental	14,256	1,001	26,652	2,372
Total cost of revenues	152,515	84,310	316,426	163,217
Selling, general and administrative expenses	28,835	18,582	61,184	39,919
Gain on sale of assets	(419)	(194)	(271)	(318)
Depreciation and amortization	14,974	6,589	29,919	11,382
Impairment of long-lived assets	503	3,522	3,427	3,522
Acquisition and integration costs	5,131	4,423	9,419	5,196
Income from operations	22,695	13,070	44,545	35,381
Interest expense	551	607	1,251	1,326
Other income, net	(92)	(653)	(306)	(133)
Equity method earnings	—	(744)	—	(1,212)
Income before income taxes	22,236	13,860	43,600	35,400
Income tax expense, net	6,891	4,326	13,498	9,449
Net income	15,345	9,534	30,102	25,951
Foreign currency translation adjustment	6,728	(1,789)	11,344	(2,819)
Comprehensive income	$22,073	$7,745	$41,446	$23,132
Earnings per common share
Basic	$0.22	$0.31	$0.44	$0.84
Diluted	$0.22	$0.30	$0.43	$0.80
Weighted average common shares outstanding
Basic	68,943,387	30,978,880	69,115,786	30,978,604
Diluted	69,147,457	32,316,502	69,330,598	32,302,765

(a) Cost of revenues excludes depreciation and amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Changes in Stockholders’ Equity	Common Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
For the three months ended June 30, 2024
Balance at March 31, 2024	30,978,881	$309	$180,629	$162,325	$1,041	$344,304
Stock based compensation	—	—	448	—	—	448
Foreign currency translation adjustment	—	—	—	—	(1,789)	(1,789)
Net income	—	—	—	9,534	—	9,534
Balance at June 30, 2024	30,978,881	$309	$181,077	$171,859	$(748)	$352,497

For the three months ended June 30, 2025
Balance at March 31, 2025	69,337,922	$693	$756,548	$225,382	$(4,247)	$978,376
Stock-based compensation	—	—	3,758	—	—	3,758
Foreign currency translation adjustment	—	—	—	—	6,728	6,728
Net income	—	—	—	15,345	—	15,345
Equity award vestings	29,719	1	—	—	—	1
Repurchase and retirement of common stock	(588,488)	(6)	—	(8,649)	—	(8,655)
Balance at June 30, 2025	68,779,153	$688	$760,306	$232,078	$2,481	$995,553

	Common Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
For the six months ended June 30, 2024
Balance at December 31, 2023	30,928,648	$309	$180,633	$145,908	$2,071	$328,921
Stock based compensation	—	—	916	—	—	916
Foreign currency translation adjustment	—	—	—	—	(2,819)	(2,819)
Net income	—	—	—	25,951	—	25,951
Equity award vestings	77,285	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(27,052)	—	(472)	—	—	(472)
Balance at June 30, 2024	30,978,881	$309	$181,077	$171,859	$(748)	$352,497

For the six months ended June 30, 2025
Balance at December 31, 2024	69,178,263	$692	$755,077	$211,250	$(8,863)	$958,156
Stock-based compensation	—	—	5,525	—	—	5,525
Foreign currency translation adjustment	—	—	—	—	11,344	11,344
Net income	—	—	—	30,102	—	30,102
Equity award vestings	242,036	2	(2)	—	—	—
Shares withheld related to net settlement of equity awards	(16,615)	—	(294)	—	—	(294)
Repurchase and retirement of common stock	(624,531)	(6)	—	(9,274)	—	(9,280)
Balance at June 30, 2025	68,779,153	$688	$760,306	$232,078	$2,481	$995,553

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$30,102	$25,951
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,919	11,382
Deferred financing fees amortization	171	185
Amortization of operating lease ROU asset	5,972	3,796
Impairment of long-lived assets	3,427	3,522
Stock based compensation expense	5,525	916
(Gains)/losses on sale of property, equipment and lease terminations	(487)	(537)
Deferred tax, net	13,893	(330)
Equity method earnings, net of dividends	—	410
Changes in operating assets and liabilities, net of amounts related to acquisitions:
Accounts receivable, net	7,839	(1,093)
Inventories	14,464	(5,502)
Prepaid expenses and other current assets	(5,795)	3,019
Other long-term assets	(1,112)	(19)
Accounts payable	(7,189)	4,673
Accrued expenses and other current liabilities	(12,298)	(3,428)
Other operating assets and liabilities, net	5,869	(7,573)
Net cash provided by operating activities	90,300	35,372
Cash flows from investing activities
Payments on acquisitions, net of cash acquired	(80,669)	—
Capital expenditures	(14,353)	(4,296)
Proceeds from sale of property and equipment	8,684	979
Net cash used in investing activities	(86,338)	(3,317)
Cash flows from financing activities
Deferred debt issuance cost	(1,455)	—
Revolving credit facility borrowings	136,200	69,300
Revolving credit facility payments	(121,200)	(92,500)
Term loan payments	(11,429)	(2,500)
Payments on finance leases	(3,499)	(2,751)
Common stock repurchased and retired	(9,280)	—
Taxes paid related to net share settlement of equity awards	(294)	(471)
Net cash used in financing activities	(10,957)	(28,922)
Effect of exchange rate changes	2,498	(183)
Net change in cash and restricted cash	(4,497)	2,950
Cash and restricted cash beginning of period	73,278	7,406
Cash and restricted cash end of period	$68,781	$10,356
Supplemental cash flow information:
Cash paid for interest	$720	$1,253
Cash paid for income taxes, net of refunds	$8,116	$6,041

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

On February 25, 2025, the Company's board of directors (the "Board") approved a new share repurchase program (the “New Share Repurchase Program”) that authorizes repurchases of up to an aggregate of $100 million of outstanding Company Common Stock. In connection with the New Share Repurchase Program, all share repurchase plans previously authorized by the board of directors of Dril-Quip have been terminated. The New Share Repurchase Program does not require the Company to repurchase a specific number of shares or have an expiration date. Any shares repurchased under the New Share Repurchase will be cancelled.

In the second quarter of 2025, the Company's certificate of incorporation was amended to increase the number of capital stock authorized for issuance. Prior to the amendment, the certificate of incorporation authorized the Company to issue 110,000,000 shares of capital stock, consisting of (i) 100,000,000 shares of Company Common Stock, par value $0.01 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.01 per share. The amendment increased the number of authorized shares of Company Common Stock to 200,000,000 and correspondingly increased the number of authorized shares of our capital stock to 210,000,000; the authorized number of shares of our preferred stock remained at 10,000,000.

On May 30, 2025, the Company acquired Citadel Casing Solutions, LLC ("Citadel") for cash, resulting in Citadel becoming a wholly owned subsidiary of Innovex. Refer to Note 3. Mergers and Acquisitions for further details.

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

Our CODM uses net income to evaluate the profitability of our business operations, evaluate our return on capital, and to compare our operating performance to our competitors. Net income is also used in deciding whether to reinvest profits into the existing business or to use in other ways, such as for acquisitions.

Recent Accounting Pronouncements

Income Tax Disclosures (Topic 740) In December 2023, the FASB issued ASU 2023-09 which updated accounting guidance related to income tax disclosures. The updated accounting guidance, among other things, requires additional disclosures primarily related to the tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-09.

Expense Disaggregation Disclosures (Subtopic 220-40) In November 2024, the FASB issued ASU 2024-03 which requires additional disclosures of specific income statement expense line items in the notes to the financial statements on both an interim and annual basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. The Company is currently assessing the impact of ASU 2024-03 on its disclosures.

NOTE 3. MERGERS AND ACQUISITIONS

The Company's acquisition of business and equity method investments consisted of the following transactions during the six months ended June 30, 2025 and the twelve months ended December 31, 2024. Acquisition and integration costs within the Condensed Consolidated Statements of Operations and Comprehensive Income consist of legal, accounting, advisory fees, and other integration costs related to the Merger, the acquisition of equity interest in DWS, the acquisition of SCF, and the acquisition of Citadel.

Citadel Casing Solutions, LLC (“Citadel”) Acquisition

On May 30, 2025, the Company acquired Citadel for $69.7 million in cash consideration, subject to post-closing adjustments. We believe this acquisition will enhance our product portfolio and allow us to leverage Citadel's industrial platform. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting. The purchase price includes $3.0 million that was retained by the Company for purposes of funding any post-closing expenses and liabilities identified after the close of the transaction, if necessary.

Preliminary Purchase Price Allocation

In accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), identifiable assets acquired and liabilities assumed were recorded at their estimated fair values on the date of acquisition. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period. The Company expects to finalize these amounts as soon as possible but no later than one year from May 30, 2025, the closing date of the acquisition.

The table below presents the preliminary allocation to the estimated fair value of identifiable assets acquired and liabilities assumed and the resulting goodwill as of May 30, 2025. Goodwill represents the future economic benefits arising from other assets acquired that cannot be individually identified and separately recognized. Based on the current tax treatment, goodwill is expected to be deductible for income tax purposes over a 15-year period.

(in thousands)	Preliminary Purchase Price Allocation
Cash and restricted cash	$3,408
Trade receivables	13,059
Inventories	13,238
Prepaid expenses and other current assets	483
Property and equipment, net	8,576
Right of use assets – operating	1,193
Other long-term assets	51
Intangibles, net	23,800
Total assets	63,808
Accounts payable	6,111
Accrued expenses	1,539
Operating lease liabilities - current	552
Other current liabilities	143
Current portion of long-term debt and finance lease obligations	762
Operating lease liabilities - noncurrent	641
Long-term debt and finance lease obligations	2,623
Total liabilities	12,371
Net assets acquired	51,437
Goodwill	18,226
Total purchase consideration	$69,663

The Company incurred transaction costs in connection with the acquisition in the amount of $0.2 million. The costs have been expensed as incurred and recognized in Acquisition and integration costs in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The table below represents the detail of the intangible assets acquired and the respective amortization periods (amounts in thousands):

Intangible Type	Weighted Average Amortization Period	Value
Customer relationships	10.0 Years	$14,100
Trade names	5.0 Years	2,100
Technology, patents, and other	10.0 Years	7,600
Total intangibles acquired	9.6 Years	$23,800

The fair values of identifiable intangible assets were prepared using an income valuation approach, which requires a forecast of expected future cash flows either using the relief-from royalty method or the multi-period excess earnings method, which are discounted to approximate their current value. The assumptions used to derive these values include significant judgments relating to baseline revenue and revenue growth rates, EBITDA margins, contributory asset charges, customer attrition rate, and discount rate. The estimated useful lives are based on our historical experience and expectations as to the duration of time that benefits from these assets are expected to be realized.

Revenue and Earnings

For the period from May 30, 2025 to June 30, 2025, we have included $4.7 million of revenues contributed by the business acquired. Due to the integration of operations since May 30, 2025, the closing date of the acquisition, it was impracticable to present stand-alone earnings since the date of the acquisition.

Unaudited Supplemental Pro Forma Financial Information

The unaudited supplemental pro forma information presented below has been prepared for the combined company as if the Citadel acquisition had occurred on January 1, 2024. The pro forma summary uses estimates and assumptions based on information available at the time. The Company believes the estimates and assumptions to be reasonable; however, the unaudited pro forma information is not necessarily indicative of what the combined company’s results would have been had the acquisition been completed as of the beginning of the periods as indicated, nor does it purport to project the Company’s future results. The unaudited pro forma information does not reflect any synergy savings that might have been achieved from combining the operations. Amounts are presented in thousands:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues	237,990	148,528	496,283	291,337
Net income	20,227	7,573	37,177	25,294

Pro forma information includes, among others, (i) incremental depreciation and amortization resulting from the property and equipment and intangible assets acquired, (ii) accounting policy alignment, (iii) adjustments to reflect non-recurring acquisition related costs incurred directly in connection with the Citadel acquisition as if it had occurred in the earliest period presented above, and (iv) the tax-related effects as though the Citadel acquisition had occurred on January 1, 2024.

SCF Machining Corporation Acquisition

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

The Company incurred transaction costs in connection with the acquisition in the amount of $0.2 million. The costs have been expensed as incurred and recognized in Acquisition and integration costs in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

The Merger resulted in a gain on bargain purchase recognized on the Consolidated Statements of Operations and Comprehensive Income due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred. Upon completion of its preliminary assessment, the Company concluded that all of the assets acquired and liabilities assumed have been identified and recognized, including any additional assets and liabilities not previously identified or recognized in the acquisition accounting, and that recording a gain on bargain purchase was appropriate and required under U.S. GAAP. The bargain purchase gain was due to the decrease in the share price of legacy Dril-Quip stock from the date the Merger Agreement was signed to the Closing Date, while the agreed upon ratio of Innovex shareholder’s ownership of the Combined Company, as stipulated in the Merger Agreement, remained the same.

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

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Preliminary Purchase Price Allocation (as Adjusted)
Cash and restricted cash	$154,312	—	154,312
Trade receivables	125,155	—	125,155
Contract assets	8,675	—	8,675
Inventories	148,958	—	148,958
Assets held for sale	1,535	—	1,535
Prepaid expenses and other current assets	20,023	—	20,023
Property and equipment, net	133,690	—	133,690
Right of use assets – operating	21,358	—	21,358
Deferred tax asset, net	124,634	(6,847)	117,787
Other long-term assets	5,461	—	5,461
Total assets	743,801	(6,847)	736,954
Accounts payable	48,887	—	48,887
Accrued expenses	28,906	—	28,906
Contract liabilities	14,332	—	14,332
Operating lease liabilities - current	2,080	—	2,080
Current portion of long-term debt and finance lease obligations	595	—	595
Other current liabilities	213	—	213
Long-term debt and finance lease obligations	1,645	—	1,645
Operating lease liabilities - noncurrent	15,397	—	15,397
Other long-term liabilities	1,814	—	1,814
Total liabilities	113,869	—	113,869
Net assets acquired	629,932	(6,847)	623,085
Gain on bargain purchase	(92,659)	6,847	(85,812)
Total purchase consideration	$537,273	—	537,273

(1) Represents the deferred tax asset adjustment recognized from a refinement of our estimated deferred tax positions by jurisdictions.

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

Prior to the acquisition of the remaining 80% ownership interest in 2024, Legacy Innovex obtained significant influence over DWS through a 20% ownership and one board seat out of three total board seats of representation on the board of directors of DWS. The acquisition was accounted for as an equity method investment under Accounting Standards Codification Topic 323, Investments—Equity Method and Joint Ventures (“ASC 323”). The cost of the investment was $15.0 million more than the acquired underlying equity in DWS net assets. The difference was attributable to intangible assets of $13.0 million and equity method goodwill of $2.0 million. The difference pertaining to intangible assets was amortized to equity method earnings over the remaining useful life of the related asset. Transaction costs recognized in connection with the acquisition were $0.7 million and were capitalized as part of the equity investment. For the three months ended June 30, 2024, the Company recorded our proportionate share of DWS’s net income of $1.1 million, adjusted for $0.4 million amortization attributed to intangible assets, and DWS distributed $0.6 million of dividends to the Company, which were recorded as a reduction of the carrying value of the equity investment. For the six months ended June 30, 2024, the Company recorded our proportionate share of DWS’s net income of $1.9 million, adjusted for $0.7 million amortization attributed to intangible assets, and DWS distributed $1.6 million of dividends to the Company, which were recorded as a reduction of the carrying value of the equity investment.

Purchase Price Consideration

As noted above, on November 29, 2024, the Company acquired the remaining 80% of the issued and outstanding equity of DWS. The purchase price for the acquisition consisted of $75.1 million in cash, subject to post-closing adjustments, and 1,918,558 shares of Company Common Stock. An additional $4.0 million of the purchase price was retained by the Company for purposes of funding any post-closing expenses and liabilities related to a patent infringement-related litigation matter to which DWS is a party. Refer to Note 17. Commitments and Contingencies for further details.

Because Innovex acquired control of DWS in the 2024 purchase, the acquisition was accounted for as a step acquisition in accordance with ASC 805. The Company remeasured its previously held 20% equity interest at its acquisition-date fair value of $27.6 million, which was determined using the implied enterprise value based on the purchase price. The resulting gain of $8.0 million was reflected within Gain on consolidation of equity method investment on the Consolidated Statements of Operations and Comprehensive Income in our Annual Report.

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

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Preliminary Purchase Price Allocation (as Adjusted)
Cash and restricted cash	$9,530	$—	$9,530
Trade receivables	9,864	—	9,864
Indemnification asset (1)	—	1,775	1,775
Property and equipment, net	16,426	—	16,426
Right of use assets – operating	2,392	—	2,392
Intangibles, net	75,100	—	75,100
Total assets	113,312	1,775	115,087
Accounts payable	3,682	—	3,682
Accrued expenses	1,656	—	1,656
Other current liabilities (1)	—	2,218	2,218
Operating lease liabilities - current	423	—	423
Current portion of long-term debt and finance lease obligations	237	—	237
Long-term debt and finance lease obligations	588	—	588
Operating lease liabilities - noncurrent	1,969	—	1,969
Deferred income taxes	3,168	—	3,168
Total liabilities	11,723	2,218	13,941
Net assets acquired	101,589	(443)	101,146
Goodwill	36,244	443	36,687
Total purchase consideration	$137,833	$—	$137,833

(1) Represents the indemnification asset and corresponding liability related to unresolved legal matters that existed pre-acquisition in connection with the Impulse Litigation (as defined in Note 17. Commitments and Contingencies). This measurement period adjustment is a result of legal fees incurred to date on the pre-acquisition legal matter. Refer to Note 17. Commitments and Contingencies for further discussion.

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

The following tables present our revenues disaggregated by category and by geography:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in thousands)	NAM	INTL & Offshore	Total	NAM	INTL & Offshore	Total
Product revenues	$77,368	$72,081	$149,449	$65,073	$44,655	$109,728
Service revenues	15,901	14,881	30,782	12,161	1,769	13,930
Rental revenues	26,698	17,305	44,003	1,848	4,796	6,644
Total revenues	$119,967	$104,267	$224,234	$79,082	$51,220	$130,302

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in thousands)	NAM	INTL & Offshore	Total	NAM	INTL & Offshore	Total
Product revenues	$152,622	$164,177	$316,799	$131,738	$84,941	$216,679
Service revenues	32,650	33,193	65,843	24,287	3,613	27,900
Rental revenues	55,211	26,796	82,007	3,955	9,765	13,720
Total revenues	$240,483	$224,166	$464,649	$159,980	$98,319	$258,299

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

The changes in allowance for credit losses during the six months ended June 30, 2025 and 2024 were as follows:

	June 30,
(in thousands)	2025	2024
Balance at January 1	$63,875	$5,015
Provision for (recovery of) credit losses	(12,858)	433
Write-offs charged against allowance	(28,710)	(1,357)
Balance at June 30	$22,307	$4,091

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

Contract Assets (amounts shown in thousands)

Contract assets at December 31, 2024	$5,062
Additions	469
Transfers to Trade receivables, net	(2,407)
Contract assets at June 30, 2025	$3,124

Contract liabilities (amounts shown in thousands)

Contract liabilities at December 31, 2024	$13,463
Additions	3,215
Revenue recognized	(9,767)
Contract liabilities at June 30, 2025	$6,911

Obligations for returns and refunds were considered immaterial as of June 30, 2025.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $1.0 million as of June 30, 2025. The Company expects to recognize revenue on 100% of the remaining performance obligations over the next twelve months.

The Company applies the practical expedient available under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), which permits us not to disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 5. INVENTORY

A summary of inventory as of June 30, 2025 and December 31, 2024 is as follows:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$39,720	$53,586
Work in progress	19,835	24,080
Finished goods	218,940	193,507
Inventory, net	$278,495	$271,173

All amounts in the table above are reported net of obsolescence reserves of $125.0 million and $169.5 million as of June 30, 2025 and December 31, 2024, respectively.

NOTE 6. PROPERTY AND EQUIPMENT

A summary of property and equipment as of June 30, 2025 and December 31, 2024 is as follows:

(in thousands)	June 30, 2025	December 31, 2024
Land	$13,495	$25,075
Buildings, building improvements and leasehold improvements	46,681	75,689
Manufacturing machinery and equipment	71,651	64,088
Rental tools	61,685	54,456
Office equipment and computer software	4,736	4,516
Vehicles	15,922	19,638
Right of use leases – finance	24,240	20,689
Total Property and equipment	238,410	264,151
Less: Accumulated depreciation and amortization	(87,740)	(73,365)
Net Property and equipment	$150,670	$190,786

The amortization expense for the right of use finance lease assets was $1.8 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, and $3.5 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively.

Depreciation expense related to property and equipment was $9.4 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively, and $19.0 million and $4.4 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 7. ASSETS HELD FOR SALE

In accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment ("ASC 360"), specifically ASC 360-10-45-9, the Company identified $42.0 million of land and buildings and $0.9 million of machinery and vehicles as held for sale. The assets’ net carrying amount are classified as Assets held for sale on the Condensed Consolidated Balance Sheets at June 30, 2025.

In the first quarter of 2025, the Company identified a decrease in the market price of long-lived assets related to land and a building in Mexico classified as assets held for sale at March 31, 2025. The Company determined the carrying values were not recoverable and exceeded their fair values. The Company then measured the impairment losses by comparing the book values with current third-party quoted market prices, resulting in a total impairment of $2.9 million. The impairment losses recorded are presented as Impairment of long-lived assets on the Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2025.

In April 2025, we entered into a purchase and sale agreement to sell our Eldridge facility for a total sum of $95.0 million, subject to adjustments. The sale is expected to close in the third quarter of 2025. In connection with the sale, and in accordance with ASC 360, we identified $40.1 million of land and buildings and $0.7 million of machinery as held for sale. These assets met the held for sale criteria and were thereby reclassified at their net carrying amount from Property and equipment, net to Assets held for sale on the Condensed Consolidated Balance Sheets at June 30, 2025.

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

A summary of intangible assets as of June 30, 2025 and December 31, 2024 is as follows.

	June 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$160,066	$(53,514)	$106,552
Non-compete agreements	500	(429)	71
Trade names	20,380	(9,812)	10,568
Technology, patents, and other	33,733	(26,196)	7,537
Total	$214,679	$(89,951)	$124,728

	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$145,966	$(46,693)	$99,273
Non-compete agreements	500	(393)	107
Trade names	18,280	(9,297)	8,983
Technology, patents, and other	26,133	(26,133)	—
Total	$190,879	$(82,516)	$108,363

Amortization expense on intangible assets was $3.8 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively, and $7.4 million and $4.0 million for the six months ended June 30, 2025 and 2024, respectively.

Goodwill. The following table presents a roll-forward of goodwill for the periods ended June 30, 2025 and December 31, 2024:

(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2023	$94,436	$(70,504)	$23,932
Additions – DWS acquisition	36,244	—	36,244
Balance at December 31, 2024	$130,680	$(70,504)	$60,176
Additions – SCF acquisition	15,402	—	15,402
Additions – Citadel acquisition	18,226	—	18,226
Measurement period adjustment (1)	443	—	443
Foreign currency translation adjustment	(111)	—	(111)
Balance at June 30, 2025	$164,640	$(70,504)	$94,136

(1) Measurement period adjustment is related to legal costs that have been incurred due to unresolved legal matters pertaining to the Impulse Litigation that existed prior to the acquisition of the remaining equity of DWS. Refer to Note 3. Mergers and Acquisitions for further discussion.

Impairment. We analyzed definite lived intangible assets for impairment as of June 30, 2025 and December 31, 2024, in accordance with ASC 360, noting no impairment indicators were present. We analyzed goodwill for impairment as of June 30, 2025 and December 31, 2024, in accordance with Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other ("ASC 350"), noting no impairment indicators were present. For our annual goodwill impairment test as of December 31, 2024, we performed a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit was less than its carrying value as of the test date, for which we determined that it was not. We evaluated events and circumstances since the date of our last quantitative or qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance, and it was determined that no changes in circumstances indicated that a potential impairment of Goodwill had occurred. Therefore, no impairment charges were recorded related to goodwill for the period ended June 30, 2025. We will continue to evaluate our goodwill and definite lived assets for potential triggering events as conditions warrant.

NOTE 9. PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Prepaid expenses	$11,096	$8,400
Current deposits	6,794	12,316
Tax receivables	32,738	21,775
Other current assets	5,228	5,132
Total	$55,856	$47,623

NOTE 10. DEBT

Current and long-term debt obligations consisted of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Current portion of long-term debt and finance lease obligations:
Term loan	$—	$5,000
Finance lease obligations	5,938	5,467
Total current portion of long-term debt and finance lease obligations	5,938	10,467
Long-term debt and finance lease obligations:
Term loan	—	6,429
Revolving credit facility	29,000	14,000
Finance lease obligations	7,138	4,878
Total long-term debt and finance lease obligations	36,138	25,307
Less: Debt issuance costs, net	(1,358)	(406)
Total long-term portion of debt and finance lease obligations, net	34,780	24,901
Total debt and finance lease obligations, net	$40,718	$35,368

Term Loan and Revolving Credit Facility

On February 27, 2025, we entered into the Third Amended and Restated Revolving Credit, Guaranty and Security Agreement (the “New Credit Agreement”), dated as of February 27, 2025, with PNC Bank, National Association (“PNC”) as the agent, to replace the Second Amended and Restated Revolving Credit, Guaranty and Security Agreement and provide for and govern a revolving credit facility (the “Revolving Credit Facility”). The New Credit Agreement, among other things, (i) extended the maturity of the agreement from June 2026 to February 2030, (ii) increased the maximum revolving amount from $110 million to $200 million, which may, subject to certain conditions, be increased to $250 million, (iii) eliminated the term loan commitment and (iv) provided for an applicable margin for interest on the loans to be based on availability, effective as of April 1, 2025. The applicable margin under the New Credit Agreement will range from 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans. The New Credit Agreement includes various financial and non-financial covenants, including a fixed charge coverage ratio if at any time an Event of Default (as defined in the New Credit Agreement) has occurred and is continuing or if Excess Availability (as defined in the New Credit Agreement) is less than 20%, of not less than 1.10 to 1.00. As defined by the New Credit Agreement, the fixed charge coverage ratio represents the ratio of Adjusted EBITDA (as defined in the Credit Agreement), less certain capital expenditures, dividends and tax payments, to all scheduled debt payments during the applicable period.

We performed a debt modification analysis in accordance with Accounting Standards Codification Topic 470, Debt ("ASC 470"), and concluded that the elimination of the Term Loan represented a debt extinguishment. We recognized a loss in February 2025 due to the write-down of the remaining debt issuance costs pertaining to the Term Loan of $0.4 million. We were in compliance with our debt covenants at June 30, 2025 and December 31, 2024.

NOTE 11. ACCRUED EXPENSES

A summary of other accrued liabilities as of June 30, 2025 and December 31, 2024 is as follows:

(in thousands)	June 30, 2025	December 31, 2024
Payroll and other compensation expenses	$28,636	$31,670
Property, sales and other non-income related taxes	8,535	11,393
Accrued commission	1,113	1,137
Income taxes	—	2,340
Accrued interest	223	340
Other accrued liabilities	10,049	13,713
Total	$48,556	$60,593

NOTE 12. INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2025 was 31.0% and 31.0%, respectively, compared to 31.2% and 26.7% for the same periods in 2024. The change in the effective tax rate between the periods was primarily due to discrete items recorded in the first half of 2025 with changes in projected earnings mix by geography and tax jurisdiction, foreign withholding tax, and changes in non-deductible expenses.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our Condensed Consolidated Financial Statements.

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

As a result of the Merger, as discussed in Note 1. Summary of Business, all historical per share data, number of shares and numbers of issuable shares from stock awards were retroactively adjusted. The following table summarizes the basic and diluted earnings per share calculations:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (in thousands)	$15,345	$9,534	$30,102	$25,951
Denominator:
Basic weighted average number of shares outstanding	68,943,387	30,978,880	69,115,786	30,978,604
Dilutive effect of equity awards	204,070	1,337,622	214,812	1,324,161
Diluted weighted average number of shares	69,147,457	32,316,502	69,330,598	32,302,765
Income per share:
Basic	$0.22	$0.31	$0.44	$0.84
Diluted	$0.22	$0.30	$0.43	$0.80
Potentially dilutive shares excluded as anti-dilutive	19,341	89,684	9,555	89,684

NOTE 14. SHARE REPURCHASE PLAN

On February 25, 2025, the Board approved the New Share Repurchase Program that authorizes repurchases of up to an aggregate of $100 million of outstanding Company Common Stock. In connection with the New Share Repurchase Program, all share repurchase plans previously authorized by the board of directors of Dril-Quip have been terminated. The New Share Repurchase Program does not require us to repurchase a specific number of shares or have an expiration date. Any shares repurchased under the New Share Repurchase Program will be cancelled.

During the six months ended June 30, 2025, the Company purchased 624,531 shares at an average price of $14.89 under the New Share Repurchase Program for approximately $9.3 million and has retired such shares. As of June 30, 2025, the Company had remaining authorization to repurchase up to approximately $90.7 million of its shares.

NOTE 15. STOCK BASED COMPENSATION

The Company accounts for equity-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation ("ASC 718"). Equity instruments are measured at fair value on the grant date consistent with the terms of the award. Stock-based compensation expense recorded was $3.8 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $5.5 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively. The compensation expense is recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

NOTE 16. RELATED PARTY TRANSACTIONS

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

The total of purchases from vendors that are related parties were $0.1 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

Total revenue earned from customers that are related parties were $0.4 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively, and $0.8 million and $5.9 million for the six months ended June 30, 2025 and 2024, respectively. In October 2023, we added a new member to Legacy Innovex's board of directors who was an executive of Pioneer Natural Resources, Inc. (“Pioneer”), an established customer of Legacy Innovex. Effective June 2024, this director no longer works for Pioneer and therefore is no longer considered a related party. Of the $5.9 million of revenue earned from related parties for the six months ended June 30, 2024, $5.7 million related to Pioneer. The outstanding net trade receivable due from customers that are related parties at June 30, 2025 and December 31, 2024 was $0.4 million and $0.2 million, respectively.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to various legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to any currently pending legal proceeding is remote or cannot be reasonably estimated. As of June 30, 2025 and December 31, 2024, the Company’s reserve for litigation, if any, is immaterial.

Impulse Litigation

In conjunction with the DWS acquisition, $4.0 million of the purchase price (the “Impulse Litigation Holdback Amount”) was retained by the Company for purposes of funding any post-closing expenses and liabilities related to a patent infringement-related litigation matter to which DWS is a party, captioned Impulse Downhole Solutions Ltd., and Impulse Downhole Tools USA Ltd, v. Downhole Well Solutions, LLC, Civil Action No. 4:23-cv-02954, in the United States District Court for the Southern District of Texas Houston Division (the “Impulse Litigation”). The Company is entitled to a claw back of 80% of any post-closing expenses and liabilities related to the Impulse Litigation up to the Impulse Litigation Holdback Amount and will be responsible for any expenses and liabilities related to the Impulse Litigation that exceed the Impulse Litigation Holdback Amount. Upon the conclusion of the Impulse Litigation, the remaining balance of the Impulse Litigation Holdback Amount, if any, will be payable to the sellers in the DWS acquisition. We determined that at June 30, 2025, a loss associated with this litigation cannot be reasonably estimated, primarily due to it being in the early stages of the case. As of June 30, 2025, $2.2 million of the Impulse Litigation Holdback Amount remains unused.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations, financial condition and liquidity position of Innovex for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with (i) the accompanying unaudited Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 of this Quarterly Report and (ii) the audited Consolidated Financial Statements and related notes for the year ended December 31, 2024 included in our Annual Report. The following discussion and analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections about Innovex’s business and operations, and involves risks and uncertainties. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements because of various factors, including those described in the sections titled “Risk Factors” in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and “Cautionary Statement Regarding Forward- Looking Statements” and elsewhere in this Quarterly Report, all of which are difficult to predict. Innovex does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. References in this section to “Innovex,” the “Company,” the “Combined Company,” “we,”“us” and “our” are to Innovex International, Inc.(formerly known as Dril-Quip, Inc.) and its consolidated subsidiaries after giving effect to the Merger and related transactions, unless the context otherwise requires or as otherwise indicated. Except as otherwise indicated, references herein to “Dril-Quip” are to Dril-Quip, Inc. prior to the completion of the Merger.

Overview

Innovex designs, manufactures, sells and rents mission critical engineered products to the global oil and natural gas industry. Our vision has been to create a global leader in well-centric products and technologies through organic, customer-linked innovations and disciplined acquisitions to drive leading returns for our investors. Our products are used across the life cycle of the well (during the construction, completion, production and intervention phases) and are typically utilized downhole and are consumable in nature. Our products perform a critical well function, and we believe they are chosen due to their reliability and capacity to save our customers time and lower costs during the well lifecycle. We believe that our products have a significant impact on a well’s performance and economic profile relative to the price we charge, creating a “Big Impact, Small Ticket” value proposition. Many of our products can be used in a significant portion of our customers’ wells globally, with our most advanced products providing mission critical solutions for some of the most challenging and complex wells in the world. We have a track record of developing proprietary products to address our customers’ evolving needs, and we maintain an active pipeline of potential new products across various stages of development.

We are a global company, and for the six months ended June 30, 2025, the U.S. and Canadian onshore (“NAM”) market made up approximately 52% of our revenue while the international and offshore (“International and Offshore”) markets constituted 48%. Within the NAM market, we have a strong presence in both the United States and Canada. The NAM market is core to us, and we maintain a robust sales and distribution infrastructure across the region. Our products have broad applicability in this market, particularly for horizontal or unconventional wells that have become prevalent methods of oil and natural gas development across the region. We are focused on significantly increasing our revenue from the International and Offshore markets, as these regions are typically subject to long-cycle investment horizons and exhibit relatively less cyclicality than the NAM market. The Middle East, and in particular Saudi Arabia, has been a key source of growth for Innovex. We also operate across Asia, Latin America, Europe and the Gulf of America, among other regions. To enhance our global reach, we have complemented our locations across these markets with a network of strategic distribution, sales and manufacturing partners.

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

Our business has produced strong returns on invested capital. Refer to “Non-GAAP Financial Measures” within this section for Return on Capital Employed, which is how we assess the effectiveness of our capital allocation over time. For the six months ended June 30, 2025, our net income, income from operations and Adjusted EBITDA were equivalent to approximately 6%, 10% and 20% of revenue, respectively. Over the same period, capital expenditures accounted for only 3% of revenue, and we earned approximately $44.5 million in income from operations. For the six months ended June 30, 2024, our net income, income from operations and Adjusted EBITDA were equivalent to approximately 10%, 14% and 24% of revenue, respectively. Over the same period, capital expenditures accounted for only 2% of revenue, and we earned approximately $35.4 million in income from operations. We believe that our global sales and distribution network, as well as our manufacturing capacity and vendor network, position us well to drive revenue growth and margin expansion. Refer to “Non-GAAP Financial Measures” within this section for the definitions of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed, as well as a reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed to our most directly comparable financial measures calculated and presented in accordance with GAAP.

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

On May 30, 2025, the Company acquired Citadel Casing Solutions, LLC ("Citadel") for $69.7 million in cash, subject to post-closing adjustments, resulting in Citadel becoming a wholly owned subsidiary of Innovex. Citadel is a leading provider of differentiated downhole technologies, which are designed to improve its customers’ economics by driving reduced cycle times through improved operational efficiencies and production of high-quality, reliable tools that are used globally in the oil and gas sector.

Refer to Note 3. Mergers and Acquisitions of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information with respect to the Merger and the Company's recent acquisitions.

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

On April 21, 2025, we entered into a purchase and sale agreement (the “Purchase Agreement”) with BIG Acquisitions LLC (the “Purchaser”), to sell our Eldridge facilities located at 6401 North Eldridge Pkwy, Houston, Texas 77041 (the “Property”) as described in the Purchase Agreement. The purchase price for the sale of the Property is $95.0 million, subject to adjustments.

In connection with the Purchase Agreement, the Company and the Purchaser intend to work together in good faith to prepare, negotiate and approve a short-term lease agreement (the “Lease”), pursuant to which the Company will lease the Property from the Purchaser to allow for completion of ongoing facility consolidation initiatives. The Lease will provide for (i) an initial term commencing on the closing date of the Purchase Agreement and expiring on December 31, 2025, (ii) one right to extend the lease term for an additional six consecutive calendar months, and (iii) gross rent in the amount of $650,000 per month. The Company anticipates that closing of the sale will occur in the third quarter of 2025, subject to the satisfaction of certain closing conditions as described in the Purchase Agreement. The Purchase Agreement contains certain representations, warranties, covenants, obligations, conditions, indemnification provisions and termination provisions customary for industrial property sale transactions. The representations and warranties in the Purchase Agreement have been negotiated for purposes of risk-allocation between the Company and the Purchaser and are not a basis for investment decisions or reliance by any party other than the Company and the Purchaser.

Market Factors and Trends

Our business is driven by the number of oil and natural gas wells drilled worldwide, which, in turn, is tied to the level of global spending of the oil and natural gas E&P industry. Rystad Energy, as of July 14, 2025, expects global upstream energy spending, excluding Iran, Venezuela, Cuba, Russia and China, to stay relatively flat through 2027, with approximately 32,000 wells being drilled annually. The pace of development activity is driven by expected well profitability and returns, which, in turn, are influenced by several factors, including current global oil and natural gas supply and demand balances, current and expected future prices for oil and natural gas and the perceived stability and sustainability of these commodity prices over time.

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

Gain on sale of assets

Gain on sale of assets represents profit recognized on the sale of property and equipment, net, including any associated inventory determined to be included in the disposal group.

Depreciation and amortization

Depreciation and amortization expense consists of depreciation related to our tangible assets, including investments in property and equipment, and amortization of our finance leases and intangible assets, including identified intangible assets related to acquisition purchase price accounting.

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

Other income, net

Other income, net consists of foreign exchange transaction gains or losses resulting from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, gains or losses on lease terminations, and other non-operating items.

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

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions in which we operate. Differences between our effective tax rate and the U.S. federal statutory tax rate are primarily due to state taxes, foreign jurisdiction rate differences, permanent differences between book and tax income and changes in the valuation allowance. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our Condensed Consolidated Financial Statements.

Factors Affecting the Comparability of Our Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, due to recent and future acquisitions. One way in which we have grown, and will continue to grow, our operations and financial results is through strategic acquisitions. In May 2023, Legacy Innovex acquired 20% of DWS, a company that manufactures and rents engineered downhole tools designed to improve the performance of directional and horizontal drilling operations. In March of 2024, Legacy Innovex entered into the Merger Agreement with Dril-Quip, and the Merger was consummated on September 6, 2024. In November of 2024, we acquired the remaining 80% equity interest in DWS. In February 2025, we acquired SCF, a Canadian-domiciled entity and parent company to SCF Machining Corporation Vietnam Company Limited, a Vietnam-based company. In May 2025, we acquired Citadel, a leading provider of differentiated downhole technologies. As a general matter, following an acquisition, our results of operations are affected by the results of the newly acquired business or operations, the purchase accounting for the acquisition, any debt incurred in connection with the acquisition and expenditures made to integrate the newly acquired business or operations. As a result of our acquisitions and the consolidation of our operating subsidiaries’ into the Company’s financial results, the periods presented in our historical financial statements may not be comparable to one another and our future results of operations and financial results may differ. Additionally, as a result of the Merger, we expect to incur recurring administrative expenses related to being a publicly traded corporation that are not reflected in the historical Legacy Innovex’s financial statements.

Results of Operations

The following table presents summary consolidated operating results for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues	$224,234	$130,302	$93,932	72%	$464,649	$258,299	$206,350	80%
Cost of revenues(a)	152,515	84,310	68,205	81%	316,426	163,217	153,209	94%
Selling, general and administrative expenses	28,835	18,582	10,253	55%	61,184	39,919	21,265	53%
Gain on sale of assets	(419)	(194)	(225)	116%	(271)	(318)	47	(15)%
Depreciation and amortization	14,974	6,589	8,385	127%	29,919	11,382	18,537	163%
Impairment of long-lived assets	503	3,522	(3,019)	(86)%	3,427	3,522	(95)	(3)%
Acquisition and integration costs	5,131	4,423	708	16%	9,419	5,196	4,223	81%
Total costs and expenses	$201,539	$117,232	$84,307	72%	$420,104	$222,918	$197,186	88%
Income from operations	22,695	13,070	9,625	74%	44,545	35,381	9,164	26%
Interest expense	551	607	(56)	(9)%	1,251	1,326	(75)	(6)%
Other income, net	(92)	(653)	561	(86)%	(306)	(133)	(173)	130%
Equity method earnings	—	(744)	744	(100)%	—	(1,212)	1,212	(100)%
Income before income taxes	22,236	13,860	8,376	60%	43,600	35,400	8,200	23%
Income tax expense, net	6,891	4,326	2,565	59%	13,498	9,449	4,049	43%
Net income	$15,345	$9,534	$5,811	61%	$30,102	$25,951	$4,151	16%

(a) Cost of revenues excludes depreciation and amortization.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenues. Our NAM market revenue for the three months ended June 30, 2025 was $120.0 million, an increase of $40.9 million from the three months ended June 30, 2024, primarily driven by an increase in market share and incremental business operations due to the Merger and the acquisitions of DWS, SCF and Citadel. This was offset by a reduction in drilling activity in North America due to a decline in the North American onshore rig count during the comparative period. Our International and Offshore market revenue for the three months ended June 30, 2025, was $104.3 million, an increase of $53.0 million from the three months ended June 30, 2024, primarily driven by increased business operations due to the Merger.

Cost of revenues, exclusive of depreciation and amortization. Total cost of revenues for the three months ended June 30, 2025 was $152.5 million, an increase of $68.2 million from the three months ended June 30, 2024. The change was primarily attributable to a $29.7 million increase in personnel expense due to increased activity levels due to the Merger and a $7.7 million increase in supplies and general manufacturing expenses, with the remainder primarily attributable to our product costs.

Selling, general and administrative expenses. Selling, general and administrative expense for the three months ended June 30, 2025 was $28.8 million, an increase of $10.3 million from the three months ended June 30, 2024. The change is primarily attributable to an $18.3 million increase in salaries, wages and other payroll costs and a $4.1 million increase in IT, facility, and other business costs caused by an increase in headcount attributable to the Merger, offset by a $13.3 million decrease in bad debt, including the recoveries of outstanding receivables from our prior agent in Saudi Arabia.

Gain on sale of assets. Gain on sale of assets for the three months ended June 30, 2025 and 2024 was $0.4 million and $0.2 million, respectively. The change was due to the sale of our Subsea Tree assets for total consideration of $10 million, resulting in a gain, offset by normal variations associated with the sale of property and equipment during the period.

Depreciation and amortization. Total depreciation and amortization expense for the three months ended June 30, 2025 was $15.0 million, an increase of $8.4 million from the three months ended June 30, 2024. The change was primarily due to additional depreciation for assets acquired related to the Merger and our other acquisitions.

Long-lived asset impairments. Long-lived asset impairment expense for the three months ended June 30, 2025 was $0.5 million, a decrease of $3.0 million from the three months ended June 30, 2024. The impairment expense for the three months ended June 30, 2025 was due to declining market conditions associated with our anticipated sub-lease of the prior Dril-Quip corporate office.

Acquisition and integration costs. Acquisition and integration costs for the three months ended June 30, 2025 were $5.1 million, an increase of $0.7 million from the three months ended June 30, 2024. The change was due to the costs incurred in connection with the Merger and the acquisition of DWS, SCF and Citadel.

Interest expense. Total interest expense was $0.6 million for the three months ended June 30, 2025 and 2024. Interest expense is comparable during both periods due to lower average long-term debt balances during the three months ended June 30, 2025, offset by increased finance lease interest due to an increase in finance leases during the comparative periods.

Other income. Total other income for the three months ended June 30, 2025 was $0.1 million, a decrease of $0.6 million from the three months ended June 30, 2024, with the change primarily being due to the net change in our foreign currency exchange gains (losses).

Equity method earnings. Equity method earnings consist of the net earnings in DWS, along with the amortization of our proportional ownership interest in the step up of the fair value of the intangible assets acquired, during the period that DWS was accounted for as an equity method investee. With the purchase of the remaining 80% equity interest in DWS on November 29, 2024, we did not recognize equity method earnings in 2025. Total equity method earnings, excluding the amortization of the step up in fair value, for the three months ended June 30, 2024 was $1.1 million. The amortization of the step up in the fair value of the intangible assets acquired for the three months ended June 30, 2024 was $0.4 million.

Income tax expense. Our operations are subject to U.S. federal income tax at an entity level, as well as various state income and franchise taxes. In addition, our operations located in international jurisdictions are subject to local country income taxes. Income tax expense for the three months ended June 30, 2025 was $6.9 million, an increase of $2.6 million from the three months ended June 30, 2024. The change was primarily driven by changes in our mix of income before income taxes by geography and tax jurisdiction, discrete items recorded in the quarter, and other non-deductible expenses. For the three months ended June 30, 2025, income before income taxes was $22.2 million, an increase of $8.3 million from the three months ended June 30, 2024.

Net income. Net income for the three months ended June 30, 2025 was $15.3 million, an increase of $5.8 million from the three months ended June 30, 2024, as a result of the factors discussed above.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenues. Our NAM market revenue for the six months ended June 30, 2025 was $240.5 million, an increase of $80.4 million from the six months ended June 30, 2024, primarily driven by an increase in market share and incremental business operations due to the Merger and the acquisitions of DWS, SCF and Citadel. This was offset by a reduction in drilling activity in North America due to a decline in the North American onshore rig count during the comparative period. Our International and Offshore market revenue for the six months ended June 30, 2025, was $224.2 million, an increase of $125.8 million from the six months ended June 30, 2024, primarily driven by increased business operations due to the Merger.

Cost of revenues, exclusive of depreciation and amortization. Total cost of revenues for the six months ended June 30, 2025 was $316.4 million, an increase of $153.2 million from the six months ended June 30, 2024. The change was primarily attributable to a $57.0 million increase in personnel expense due to increased activity levels due to the Merger and a $16.7 million increase in supplies and general manufacturing expenses, with the remainder primarily attributable to our product costs.

Selling, general and administrative expenses. Selling, general and administrative expense for the six months ended June 30, 2025 was $61.2 million, an increase of $21.3 million from the six months ended June 30, 2024. The change is primarily attributable to a $31.2 million increase in salaries, wages and other payroll costs and a $3.7 million increase in IT, facility, and other business costs caused by an increase in headcount attributable to the Merger, offset by a $13.3 million decrease in bad debt, including the recoveries of outstanding receivables from our prior agent in Saudi Arabia.

Gain on sale of assets. Gain on sale of assets for the six months ended June 30, 2025 and 2024 was $0.3 million and $0.3 million, respectively. The change was due to the sale of our Subsea Tree assets for total consideration of $10 million, resulting in a gain, offset by normal variations associated with the sale of property and equipment during the period.

Depreciation and amortization. Total depreciation and amortization expense for the six months ended June 30, 2025 was $29.9 million, an increase of $18.5 million from the six months ended June 30, 2024. The change was primarily due to additional depreciation for assets acquired related to the Merger and our other acquisitions.

Long-lived asset impairments. Long-lived asset impairment expense for the six months ended June 30, 2025 was $3.4 million, a decrease of $0.1 million from the six months ended June 30, 2024. The impairment expense was related to (i) land and a building in Mexico acquired as part of the Merger, that was held for sale at March 31, 2025 and marketed at an amount that was lower than the net book value, which ultimately resulted in an impairment expense of $2.9 million and (ii) declining market conditions associated with our anticipated sub-lease of the prior Dril-Quip corporate office.

Acquisition and integration costs. Acquisition and integration costs for the six months ended June 30, 2025 were $9.4 million, an increase of $4.2 million from the six months ended June 30, 2024. The change was due to the costs incurred in connection with the Merger and the acquisition of DWS, SCF and Citadel.

Interest expense. Total interest expense was $1.3 million for the six months ended June 30, 2025 and 2024. Interest expense is comparable during both periods due to lower long-term debt balances during the six months ended June 30, 2025, offset by increased finance lease interest due to an increase in finance leases during the comparative periods.

Other income. Total other income for the six months ended June 30, 2025 was $0.3 million, an increase of $0.2 million from the six months ended June 30, 2024, with the change primarily being due to the net change in our foreign currency exchange gains (losses).

Equity method earnings. Equity method earnings consist of the net earnings in DWS, along with the amortization of our proportional ownership interest in the step up of the fair value of the intangible assets acquired, during the period that DWS was accounted for as an equity method investee. With the purchase of the remaining 80% equity interest in DWS on November 29, 2024, we did not recognize equity method earnings in 2025. Total equity method earnings, excluding the amortization of the step up in fair value, for the six months ended June 30, 2024 was $1.9 million. The amortization of the step up in the fair value of the intangible assets acquired for the six months ended June 30, 2024 was $0.7 million.

Income tax expense. Our operations are subject to U.S. federal income tax at an entity level, as well as various state income and franchise taxes. In addition, our operations located in international jurisdictions are subject to local country income taxes. Income tax expense for the six months ended June 30, 2025 was $13.5 million, an increase of $4.1 million from the six months ended June 30, 2024. The change was primarily driven by changes in our mix of income before income taxes by geography and tax jurisdiction, discrete items recorded in the quarter, and other non-deductible expenses. For the six months ended June 30, 2025, income before income taxes was $43.6 million, an increase of $8.2 million from the six months ended June 30, 2024.

Net income. Net income for the six months ended June 30, 2025 was $30.1 million, an increase of $4.1 million from the six months ended June 30, 2024, as a result of the factors discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash, cash provided by operating activities, and borrowings under the Credit Facility. The Company maintains an open market share repurchase program under our existing share repurchase authorization and may repurchase shares from time to time based on management’s evaluation of market conditions, share price and other factors. As of June 30, 2025, we had cash and restricted cash of $68.8 million and availability under the Revolver (as defined herein) of $110.4 million. Our total indebtedness was $40.7 million as of June 30, 2025.

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

We have certain obligations related to debt maturities, finance leases and operating leases. As of June 30, 2025, we have $22.2 million of minimum non-cancelable lease obligations for the twelve months following June 30, 2025, comprised of $6.7 million of finance lease maturities and $15.5 million of operating lease obligations. We have an additional $63.7 million of minimum non-cancelable lease obligations for the periods after June 30, 2026, comprised of $7.8 million of finance lease maturities and $56.0 million of non-cancelable operating lease obligations. As of June 30, 2025, interest rates on our lease obligations range from 2.88% to 12.00%. In addition, as of June 30, 2025, all amounts borrowed under our Revolver become due and payable in 2030. For the three months ended June 30, 2024, the Company’s effective interest rate on the term loan was approximately 9.95%. For the three and six months ended June 30, 2025, the effective interest rate on the Revolver was approximately 5.63% and 6.94%, respectively. For the three and six months ended June 30, 2024, the effective interest rate on the Revolver was approximately 11.71% and 9.69%, respectively. Refer to Note 10. Debt of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$90,300	$35,372	$54,928	155%
Net cash used in investing activities	$(86,338)	$(3,317)	$(83,021)	2503%
Net cash used in financing activities	$(10,957)	$(28,922)	$17,965	(62)%

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2025 was $90.3 million, an increase of $54.9 million from the six months ended June 30, 2024. The change was primarily driven by the following:

•
an increase in net income of $4.1 million;
•
changes in non-cash adjustments to net income from the comparative period as a result of a $18.5 million increase in depreciation and amortization, in connection with the increased size of the business primarily due to the Merger and other acquisitions between July 1, 2024 and June 30, 2025, a $14.2 million increase in deferred taxes due to timing differences, and a $2.2 million increase in amortization of operating lease right-of-use assets; and
•
the remaining change is primarily due to the changes in operating assets and liabilities, net of assets acquired as part of the acquisitions.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2025 was $86.3 million, an increase of $83.0 million from the six months ended June 30, 2024. The change was primarily due to the cash used to fund both the SCF and Citadel acquisitions.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2025 was $11.0 million, a decrease of $18.0 million from the six months ended June 30, 2024. The change was primarily due to a decrease in net repayments of long term debt of $29.3 million, offset by common stock repurchases of $9.3 million for the six months ended June 30, 2025.

Credit Agreement

Legacy Innovex, Tercel Oilfield Products USA L.L.C., Top-Co Inc. and Pride Energy Services, LLC (collectively, the “Original Borrowers”) entered into the Second Amended and Restated Revolving Credit, Term Loan, Guaranty and Security Agreement in June 2022 (as amended in November 2022, April 2023, December 2023, and June 2024, the “Previous Credit Agreement”), with PNC Bank, National Association, as agent, and the lenders party thereto. On September 6, 2024, the Company and TIW Corporation (collectively and together with the Original Borrowers, the “Borrowers”) joined the Credit Agreement as borrowers thereunder. The Previous Credit Agreement provided for (i) a term loan tranche in a principal amount of the lesser of $25.0 million and a certain amount determined based, in part, on appraised values of certain assets of Legacy Innovex and certain of its subsidiaries (the “Term Loan”) and (ii) a revolving credit facility of up to $110.0 million with a $5.0 million sublimit for letters of credit and an $11.0 million swing loan (collectively, the “Previous Revolver” and, together with the Term Loan, the “Previous Credit Facility”).

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

The Company, as the borrower, entered into the Credit Agreement, dated as of February 27, 2025, to replace the Previous Credit Agreement and provide for a revolving credit facility of up to $200.0 million (the “Revolver” and, together with the Term Loan, the “Credit Facility”). The Credit Agreement, among other things, (a) extended the maturity of the agreement from June 10, 2026 to February 27, 2030, (b) increased the maximum revolving amount from $110 million to $200 million, which may, subject to certain conditions, be increased to $250 million, (c) eliminated the term loan commitment and (d) provided for an applicable margin for interest on the loans to be based on availability, effective as of April 1, 2025. Refer to Note 10. Debt of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

Amounts borrowed under the Credit Agreement are subject to an interest rate per annum equal to, at the Company’s option, either (a) an alternate base rate determined as the highest of (i) the base commercial lending rate of PNC Bank, National Association, (ii) the overnight federal funds rate plus 0.5% and (iii) Daily Simple SOFR (as defined in the Credit Agreement) plus 1% (such base rate to be subject to a 0% floor) or (b) the forward-looking term rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period two business days before such interest period divided by a number equal to 1.00 minus any SOFR reserve percentage (such term rate to be subject to a 0% floor), plus, in each case of clauses (a) and (b) above, an applicable margin based upon availability of the revolving credit line, of 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans. Interest is payable monthly for alternate base rate loans and at the end of the applicable interest period for term SOFR loans (or quarterly if the applicable interest period is longer than three months). The Credit Agreement provides for the issuance of letters of credit, limited to the lesser of total capacity or $10.0 million. As of June 30, 2025 and June 30, 2024, we had no letters of credit outstanding under the Credit Agreement.

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

The obligations under the Credit Agreement are secured by liens on substantially all of the assets of the Company and certain current and future subsidiaries of the Company and guarantees from certain current and future subsidiaries of the Company (the Company together with such subsidiaries, the “Loan Parties”). The Credit Agreement requires the Company to make mandatory prepayments on the outstanding amount of (i) the Credit Facility if any Loan Party issues debt other than certain permitted debt and (ii) the Revolver with the proceeds received from certain insurance or condemnation claims.

As of June 30, 2024, we had $15.2 million of borrowings outstanding under the Term Loan. As of June 30, 2025 we had $29.0 million of borrowings under the applicable revolving credit facility.

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

The following table presents a reconciliation of the GAAP financial measure of net income (loss) and net income (loss) as a percentage of revenue to Adjusted EBITDA and Adjusted EBITDA Margin, respectively, for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net income	15,345	9,534	5,811	61%	30,102	25,951	4,151	16%
Interest expense	551	607	(56)	(9)%	1,251	1,326	(75)	(6)%
Income tax expense, net	6,891	4,326	2,565	59%	13,498	9,449	4,049	43%
Depreciation and amortization	14,974	6,589	8,385	127%	29,919	11,382	18,537	163%
EBITDA	37,761	21,056	16,705	79%	74,770	48,108	26,662	55%
Other non-operating expense, net (1)	(92)	(653)	561	(86)%	(306)	(133)	(173)	130%
Gain on sale of assets	(419)	(194)	(225)	116%	(271)	(318)	47	(15)%
Impairment of long-lived assets	503	3,522	(3,019)	(86)%	3,427	3,522	(95)	(3)%
Acquisition and integration costs (2)	5,131	4,423	708	16%	9,419	5,196	4,223	81%
Equity method investment adjustment (3)	—	916	(916)	(100)%	—	1,750	(1,750)	(100)%
Stock based compensation	3,758	448	3,310	739%	5,525	916	4,609	503%
IPO preparation expenses (4)	—	—	—	—	—	2,985	(2,985)	(100)%
Adjusted EBITDA	46,642	29,518	17,124	58%	92,564	62,026	30,538	49%
Net income as a % of revenue	7%	7%	—	—	6%	10%	—	—
Adjusted EBITDA Margin	21%	23%	—	—	20%	24%	—	—

(1) Primarily represents foreign currency exchange gain/loss, gain/loss on lease terminations, and other non-operating items.

(2) For the three and six months ended June 30, 2025, acquisition and integration costs consisted of legal, accounting, advisory fees, and other integration costs associated with the Merger, the acquisition of the remaining equity interest in DWS, and the acquisitions of SCF and Citadel. For the three and six months ended June 30, 2024, acquisition and integration costs consisted of legal, accounting, advisory fees, and other integration costs associated with the acquisition of ownership interest in DWS and facility shut-down and integration costs for Rubicon facilities after the acquisition. These acquisition and integration costs are one-time in nature and represent expenses that we do not view as normal operating expenses necessary to operate our business.

(3) Reflects the elimination of our percentage of interest expense, depreciation, amortization and other non-recurring expenses included within equity method earnings relating to our unconsolidated investment in DWS.

(4) Reflects legal, consulting and accounting fees and expenses related to preparation of Legacy Innovex’s initial public offering.

Adjusted EBITDA for the six months ended June 30, 2025 was $92.6 million, an increase of $30.6 million from the six months ended June 30, 2024.

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

The following table presents a reconciliation of the GAAP financial measure of income from operations to adjusted income from operations, after tax to ROCE for each of the periods indicated:

	Twelve Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Income from operations	$58,239	$82,664	$(24,425)	(30)%
Plus: Acquisition and integration costs	37,523	6,298	31,225	496%
Less: Income tax expense	(6,536)	(22,369)	15,833	(71)%
Adjusted Income from Operations, after tax	$89,226	$66,593	$22,633	34%
Beginning debt	24,752	93,042	(68,290)	(73)%
Beginning equity	352,497	292,915	59,582	20%
Ending debt	40,718	24,752	15,966	65%
Ending equity	995,553	352,497	643,056	182%
Average capital employed	$706,760	$381,603	$325,157	85%
ROCE	13%	17%	—	—

ROCE for the twelve months ended June 30, 2025 was 13%, a decrease from the twelve months ended June 30, 2024.

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

The following table presents a reconciliation of the GAAP financial measure of net cash provided by operating activities to Free Cash Flow for each of the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$90,300	$35,372	$54,928	155%
Capital expenditures	(14,353)	(4,296)	(10,057)	234%
Free cash flow	$75,947	$31,076	$44,871	144%

Free Cash Flow for the six months ended June 30, 2025 was $75.9 million, an increase of $44.9 million from the six months ended June 30, 2024.

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

Critical Accounting Estimates

As of June 30, 2025, there have been no significant changes to our critical accounting estimates since our Annual Report.

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a discussion of the recent accounting pronouncements issued by the Financial Accounting Standards Board.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes that would affect the quantitative and qualitative disclosures from the information provided in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended June 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As described in “Part II, Item 9A. Controls and Procedures” of our Annual Report, management excluded (1) Legacy Innovex and (2) DWS from its assessment of the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2024. Our evaluation of disclosure controls and procedures as of June 30, 2025 excludes an assessment of those disclosure controls and procedures of Legacy Innovex, DWS, SCF, and Citadel that are subsumed by internal control over financial reporting.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management has implemented remediation steps to address these material weaknesses. Specifically, we have (i) designed and implemented new controls for the preparation and review of the income tax provision, associated income tax assets and liabilities and the corresponding valuation allowance, and the income tax disclosures in our Consolidated Financial Statements (ii) engaged an accounting advisory firm to assist with the documentation, evaluation, remediation, and testing of the relevant internal controls related to the accounting for incomes taxes; and (iii) hired additional tax personnel, including an outside accounting advisory firm with adequate expertise to identify and evaluate complex income tax accounting matters.

During the first quarter of our current fiscal year, we completed our testing of the operating effectiveness and concluded that the material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting

As described in “Part II, Item 9A. Controls and Procedures” of our Annual Report, the Merger was completed on September 6, 2024, and represented a change in internal control over financial reporting. Management continues to consolidate and integrate the internal control over financial reporting. The ongoing integration activities have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the six months ended June 30, 2025.

Except as described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 17. Commitments and Contingencies of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding litigation, claims and other legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report and those set forth from time to time in our other filings with the SEC. There have been no material changes in risk factors from those reported in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The risks described in such reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 25, 2025, the Company’s board of directors approved a share repurchase program (the “New Share Repurchase Program”) that authorizes repurchases of up to an aggregate of $100 million of Company Common Stock with no specified expiration date. The following is a summary of share repurchase activity during the three months ended June 30, 2025.

	Three Months Ended June 30, 2025
	Total Number of Shares Purchased (1)	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased (in millions) Under the Plans or Programs (3)
April 1 - 30, 2025	322,575	$14.60	322,575	$94.64
May 1 - 31, 2025	261,077	14.82	261,077	90.78
June 1 - 30, 2025	4,836	15.63	4,836	90.70
	588,488	$14.70	588,488

(1) Includes share repurchases under the New Share Repurchase Program and those associated with certain employee elections under the Company's compensation and benefit programs.

(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company's compensation and benefit programs. For the three months ended June 30, 2025, there were no shares withheld by the Company.

(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of June 30, 2025.

The Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, pursuant to accelerated share repurchase programs or otherwise in accordance with applicable federal securities laws. The shares purchased for the three months ended June 30, 2025 were purchased on the open market. The timing and amount of the repurchases will be determined by the Company's management based on their evaluation of market conditions, share price and other factors.

The share repurchase program may be suspended or discontinued at any time. During the period covered by this Quarterly Report, the Company did not sell any shares of common stock that were not registered under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

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

3.4

Certificate of Amendment to Innovex International, Inc. Restated Certificate of Incorporation, dated May 14, 2025 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed on May 15, 2025).

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2023).
3.6	Amendment to the Amended and Restated Bylaws, dated September 6, 2024 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on September 6, 2024).
10.1†	Innovex International, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2025).
10.2†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2025).
10.3†	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovex International, Inc.

Date: August 6, 2025	By:	/s/ Kendal Reed
Kendal Reed
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)