Form 10-Q
period 2025-09-30
Innovex International, Inc.
filed 2025-11-04
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 29, 2025, the registrant had 68,927,791 shares of common stock, $0.01 par value per share, outstanding.

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

ii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Innovex International, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and restricted cash	$163,374	$73,278
Trade receivables, net of allowance of $20,225 and $63,875 at September 30, 2025 and December 31, 2024, respectively	220,408	239,506
Contract assets	2,986	5,062
Inventories	275,197	271,173
Assets held for sale	954	4,749
Prepaid expenses and other current assets	47,433	47,623
Total current assets	710,352	641,391
Noncurrent assets
Property and equipment, net	158,685	190,786
Right of use assets – operating	54,745	54,873
Goodwill	95,384	60,176
Intangibles, net	120,479	108,363
Deferred tax asset, net	104,132	134,540
Other long-term assets	10,133	7,354
Total noncurrent assets	543,558	556,092
Total assets	$1,253,910	$1,197,483
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$66,633	$65,201
Accrued expenses	45,680	60,593
Operating lease liabilities	12,785	10,547
Contract liabilities	10,286	13,463
Current portion of long-term debt and finance lease obligations	6,316	10,467
Other current liabilities	7,010	2,387
Total current liabilities	148,710	162,658
Noncurrent liabilities
Long-term debt and finance lease obligations	20,090	24,901
Operating lease liabilities	43,287	45,153
Deferred income taxes	619	624
Other long-term liabilities	2,250	5,991
Total noncurrent liabilities	66,246	76,669
Total liabilities	$214,956	$239,327
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	$—	$—
Common stock: $0.01 par value, 200,000,000 and 100,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 68,924,402 and 69,178,263 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	689	692
Additional paid-in capital	763,164	755,077
Accumulated other comprehensive income	3,795	(8,863)
Retained earnings	271,306	211,250
Total stockholders’ equity	$1,038,954	$958,156
Total liabilities and stockholders’ equity	$1,253,910	$1,197,483

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenues
Products	$165,802	$126,643	$482,601	$343,322
Services	31,810	15,774	97,653	43,674
Rental	42,388	9,400	124,395	23,120
Total revenues	240,000	151,817	704,649	410,116
Cost of revenues(a)
Products	127,432	76,954	361,882	213,325
Services	23,416	19,855	78,740	44,329
Rental	13,209	2,329	39,861	4,701
Total cost of revenues	164,057	99,138	480,483	262,355
Selling, general and administrative expenses	35,574	37,984	96,758	77,903
Gain on sale of assets	(40,918)	(169)	(41,189)	(487)
Depreciation and amortization	15,362	7,786	45,281	19,168
Impairment of long-lived assets	—	—	3,427	3,522
Acquisition and integration costs	3,641	20,296	13,060	25,492
Income/(loss) from operations	62,284	(13,218)	106,829	22,163
Interest expense	677	729	1,928	2,055
Other expense (income), net	303	(269)	(3)	(402)
Equity method earnings	—	(1,018)	—	(2,230)
Bargain purchase loss/(gain)	3,342	(92,659)	3,342	(92,659)
Income before income taxes	57,962	79,999	101,562	115,399
Income tax expense/(benefit), net	18,734	(2,587)	32,232	6,862
Net income	39,228	82,586	69,330	108,537
Foreign currency translation adjustment	1,314	2,457	12,658	(362)
Comprehensive income	$40,542	$85,043	$81,988	$108,175
Earnings per common share
Basic	$0.57	$2.03	$1.00	$3.18
Diluted	$0.57	$1.99	$1.00	$3.08
Weighted average common shares outstanding
Basic	68,814,125	40,728,902	69,014,146	34,139,548
Diluted	69,265,300	41,530,978	69,305,070	35,289,692

(a) Cost of revenues excludes depreciation and amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
For the three months ended September 30, 2024
Balance at June 30, 2024	30,978,881	$309	$181,077	$171,859	$(748)	$352,497
Stock based compensation	—	—	10,908	—	—	10,908
Foreign currency translation adjustment	—	—	—	—	2,457	2,457
Net income	—	—	—	82,586	—	82,586
Dividend payment	—	—	—	(74,983)	—	(74,983)
Issuance of common stock for Merger	35,134,652	351	536,922	—	—	537,273
Stock options exercised	1,418,531	14	3,312	—	—	3,326
Equity award vestings	256,932	4	(3)	—	—	1
Shares withheld related to net settlement of equity awards	(657,600)	(7)	(9,707)	—	—	(9,714)
Balance at September 30, 2024	67,131,396	$671	$722,509	$179,462	$1,709	$904,351

For the three months ended September 30, 2025
Balance at June 30, 2025	68,779,153	$688	$760,306	$232,078	$2,481	$995,553
Stock-based compensation	—	—	3,244	—	—	3,244
Foreign currency translation adjustment	—	—	—	—	1,314	1,314
Net income	—	—	—	39,228	—	39,228
Equity award vestings	168,116	1	(2)	—	—	(1)
Shares withheld related to net settlement of equity awards	(22,867)	—	(384)	—	—	(384)
Balance at September 30, 2025	68,924,402	$689	$763,164	$271,306	$3,795	$1,038,954

	Common Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
For the nine months ended September 30, 2024
Balance at December 31, 2023	30,928,648	$309	$180,633	$145,908	$2,071	$328,921
Stock based compensation	—	—	11,824	—	—	11,824
Foreign currency translation adjustment	—	—	—	—	(362)	(362)
Net income	—	—	—	108,537	—	108,537
Dividend payment	—	—	—	(74,983)	—	(74,983)
Issuance of common stock for Merger	35,134,652	351	536,922	—	—	537,273
Stock options exercised	1,418,531	14	3,312	—	—	3,326
Equity award vestings	334,217	4	(4)	—	—	—
Shares withheld related to net settlement of equity awards	(684,652)	(7)	(10,178)	—	—	(10,185)
Balance at September 30, 2024	67,131,396	$671	$722,509	$179,462	$1,709	$904,351

For the nine months ended September 30, 2025
Balance at December 31, 2024	69,178,263	$692	$755,077	$211,250	$(8,863)	$958,156
Stock-based compensation	—	—	8,769	—	—	8,769
Foreign currency translation adjustment	—	—	—	—	12,658	12,658
Net income	—	—	—	69,330	—	69,330
Equity award vestings	410,152	3	(4)	—	—	(1)
Shares withheld related to net settlement of equity awards	(39,482)	—	(678)	—	—	(678)
Repurchase and retirement of common stock	(624,531)	(6)	—	(9,274)	—	(9,280)
Balance at September 30, 2025	68,924,402	$689	$763,164	$271,306	$3,795	$1,038,954

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$69,330	$108,537
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	45,281	19,168
Deferred financing fees amortization	244	298
Amortization of operating lease ROU asset	9,225	5,764
Impairment of long-lived assets	3,427	3,522
Bargain purchase loss/(gain)	3,342	(92,659)
Stock based compensation expense	8,769	11,824
Gain on sale of property, equipment and lease terminations	(41,337)	(769)
Deferred tax, net	31,317	783
Equity method earnings, net of dividends	—	102
Changes in operating assets and liabilities, net of amounts related to acquisitions:
Accounts receivable, net	4,213	27,163
Inventories	20,463	(19,707)
Prepaid expenses and other current assets	2,690	(4,552)
Other long-term assets	(1,736)	(210)
Accounts payable	(7,586)	1,345
Accrued expenses and other current liabilities	(19,935)	(2,608)
Other operating assets and liabilities, net	10,967	(907)
Net cash provided by operating activities	138,674	57,094
Cash flows from investing activities
Payments on acquisitions, net of cash acquired	(81,169)	—
Capital expenditures	(26,205)	(5,967)
Proceeds from sale of property and equipment	98,591	2,053
Cash acquired in stock based business combination	—	154,312
Net cash provided by (used in) investing activities	(8,783)	150,398
Cash flows from financing activities
Deferred debt issuance cost	(1,455)	—
Revolving credit facility borrowings	144,200	148,300
Revolving credit facility payments	(158,200)	(171,500)
Term loan payments	(11,429)	(5,033)
Payments on finance leases	(5,292)	(4,137)
Common stock repurchased and retired	(9,280)	—
Dividend payment	—	(74,983)
Proceeds from exercise of options	—	3,326
Taxes paid related to net share settlement of equity awards	(678)	(10,185)
Net cash used in financing activities	(42,134)	(114,212)
Effect of exchange rate changes	2,339	(791)
Net change in cash and restricted cash	90,096	92,489
Cash and restricted cash beginning of period	73,278	7,406
Cash and restricted cash end of period	$163,374	$99,895
Supplemental cash flow information:
Cash paid for interest	$1,023	$1,561
Cash paid for income taxes, net of refunds	8,714	7,041
Non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$1,049	$594
Operating lease assets obtained in exchange for lease obligations	10,917	20,227
Finance lease assets obtained in exchange for lease obligations	21,551	5,081
Stock issuance related to business acquisition	—	537,273

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

On November 29, 2024, we acquired the remaining 80% of the issued and outstanding equity securities of Downhole Well Solutions, LLC (“DWS”) for a mixture of cash and equity consideration, resulting in DWS becoming a wholly owned subsidiary of Innovex. Refer to Note 3. Mergers and Acquisitions for further details.

On February 7, 2025, we acquired SCF Machining Corporation (“SCF”) for cash, resulting in SCF becoming a wholly owned subsidiary of Innovex. Refer to Note 3. Mergers and Acquisitions for further details.

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

On May 30, 2025, we acquired Citadel Casing Solutions, LLC ("Citadel") for cash, resulting in Citadel becoming a wholly owned subsidiary of Innovex. Refer to Note 3. Mergers and Acquisitions for further details.

On September 23, 2025, we completed the sale of the Eldridge facility and associated assets (the "Eldridge Facility"), resulting in the recognition of a gain on the sale of these assets. Refer to Note 7. Assets Held for Sale for further details.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2. Summary of Significant Accounting Policies in the Audited Financial Statements.

Segment Information

The Company operates in one reportable segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM assesses performance and allocates resources based on financial information presented at a consolidated level. The types of products and services from which we derive our revenues is disclosed under “Revenue Recognition” within our Annual Report. The Company derives revenue globally, and our manufacturing and engineering capabilities exist in multiple locations, but these costs are managed centrally as manufactured parts and engineering capabilities are used to support the global Company. The CODM assesses performance for the single reportable segment, which represents the consolidated global entity, based on net income which is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income. The measure of segment assets is reported in the Condensed Consolidated Balance Sheets as total consolidated assets.

Our CODM uses net income to evaluate the profitability of our business operations, evaluate our return on capital, and to compare our operating performance to our competitors. Net income is also used in deciding whether to reinvest profits into the existing business or to use in other ways, such as for acquisitions.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) generally in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification. We assessed ASUs and disclosure requirements not listed below and determined that they either were not applicable or were not expected to have a material impact to our Condensed Consolidated Financial Statements.

Income Tax Disclosures (Topic 740) In December 2023, the FASB issued ASU 2023-09 which updated accounting guidance related to income tax disclosures. The updated accounting guidance, among other things, requires additional disclosures primarily related to the tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. This is expected to result in expanded tax disclosures in the annual financial statements for the year ended December 31, 2025.

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

NOTE 3. MERGERS AND ACQUISITIONS

The Company's acquisition of business and equity method investments consisted of the following transactions during the nine months ended September 30, 2025 and the twelve months ended December 31, 2024. Acquisition and integration costs within the Condensed Consolidated Statements of Operations and Comprehensive Income consist of legal, accounting, advisory fees, and other integration costs related to the Merger, the acquisition of equity interest in DWS, the acquisition of SCF, and the acquisition of Citadel.

Citadel Casing Solutions, LLC Acquisition

On May 30, 2025, the Company acquired Citadel for $69.7 million in cash consideration, subject to post-closing adjustments. We believe this acquisition will enhance our product portfolio and allow us to leverage Citadel's industrial platform. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting. The purchase price includes $3.0 million that was retained by the Company for purposes of funding any post-closing expenses and liabilities identified after the close of the transaction, if necessary. As of September 30, 2025, we have disbursed $0.5 million of the original $3.0 million retained based on post-closing expenses identified.

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

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustment	Preliminary Purchase Price Allocation (as Adjusted)
Cash and restricted cash	$3,408	$—	$3,408
Trade receivables	13,059	—	13,059
Inventories (1)	13,238	(783)	12,455
Prepaid expenses and other current assets	483	—	483
Property and equipment	8,576	—	8,576
Right of use assets – operating	1,193	—	1,193
Other long-term assets	51	—	51
Intangibles	23,800	—	23,800
Total assets	63,808	(783)	63,025
Accounts payable	6,111	—	6,111
Accrued expenses	1,539	—	1,539
Operating lease liabilities - current	552	—	552
Other current liabilities	143	—	143
Current portion of long-term debt and finance lease obligations	762	—	762
Operating lease liabilities - noncurrent	641	—	641
Long-term debt and finance lease obligations	2,623	—	2,623
Total liabilities	12,371	—	12,371
Net assets acquired	51,437	(783)	50,654
Goodwill	18,226	783	19,009
Total purchase consideration	$69,663	$—	$69,663

(1) Measurement period adjustment recognized related to updated estimated fair value for acquired inventories.

The Company incurred transaction costs in connection with the acquisition in the amount of $1.2 million. The costs have been expensed as incurred and recognized in Acquisition and integration costs in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Revenue and Earnings

Due to the integration of operations, it was impracticable to present stand-alone revenue and earnings from the date of the acquisition.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues	$240,000	$168,747	$736,283	$460,084
Net income	40,201	82,085	77,377	109,076

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

(in thousands)	Preliminary Purchase Price Allocation
Cash and restricted cash	$308
Inventories	758
Prepaid expenses and other current assets	722
Property and equipment	1,305
Right of use assets – operating	892
Other long-term assets	269
Total assets	4,254
Accounts payable	671
Accrued expenses	372
Operating lease liabilities - current	374
Operating lease liabilities - noncurrent	518
Total liabilities	1,935
Net assets acquired	2,319
Goodwill	15,402
Total purchase consideration	$17,721

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

Purchase Price Consideration

The accounting acquiree, Dril-Quip’s, stock price was used to measure the consideration transferred in the reverse acquisition, as Dril-Quip’s stock price was more reliably measurable than the value of the equity interest of the accounting acquirer, Legacy Innovex, which was a privately held entity. The following table summarizes the consideration for the Merger (in thousands, except stock price and shares):

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

Final Purchase Price Allocation

In accordance with ASC 805, identifiable assets acquired and liabilities assumed from Dril-Quip were recorded at their estimated fair values on the Closing Date. The Merger resulted in a gain on bargain purchase recognized on the Consolidated Statements of Operations and Comprehensive Income due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred. Upon completion of its assessment, the Company concluded that all of the assets acquired and liabilities assumed have been identified and recognized, including any additional assets and liabilities not previously identified or recognized in the acquisition accounting, and that recording a gain on bargain purchase was appropriate and required under U.S. GAAP. The bargain purchase gain was due to the decrease in the share price of legacy Dril-Quip stock from the date the Merger Agreement was signed to the Closing Date, while the agreed upon ratio of Innovex shareholder’s ownership of the Combined Company, as stipulated in the Merger Agreement, remained the same.

During September 2025, we finalized the allocation of the purchase price and recorded the measurement period adjustments to our preliminary estimates, as exhibited in the table below. These measurement period adjustments resulted in a final gain on bargain purchase associated with the Merger of $82.5 million. The finalized purchase price allocation to the estimated fair value of identifiable assets acquired and liabilities assumed resulted in a gain on bargain purchase as of the Closing Date. Measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date and that, if known, would have affected the measurement of the amounts recognized at that date.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Cash and restricted cash	$154,312	—	154,312
Trade receivables	125,155	—	125,155
Contract assets	8,675	—	8,675
Inventories	148,958	—	148,958
Assets held for sale	1,535	—	1,535
Prepaid expenses and other current assets (2)	20,023	(3,342)	16,681
Property and equipment, net	133,690	—	133,690
Right of use assets – operating	21,358	—	21,358
Deferred tax asset, net (1)	124,634	(6,847)	117,787
Other long-term assets	5,461	—	5,461
Total assets	743,801	(10,189)	733,612
Accounts payable	48,887	—	48,887
Accrued expenses	28,906	—	28,906
Contract liabilities	14,332	—	14,332
Operating lease liabilities - current	2,080	—	2,080
Current portion of long-term debt and finance lease obligations	595	—	595
Other current liabilities	213	—	213
Long-term debt and finance lease obligations	1,645	—	1,645
Operating lease liabilities - noncurrent	15,397	—	15,397
Other long-term liabilities	1,814	—	1,814
Total liabilities	113,869	—	113,869
Net assets acquired	629,932	(10,189)	619,743
Gain on bargain purchase	(92,659)	10,189	(82,470)
Total purchase consideration	$537,273	—	537,273

(1) Represents the deferred tax asset adjustment recognized from a refinement of our estimated deferred tax positions by jurisdictions.

(2) Represents a measurement period adjustment to receivables acquired due to our evaluation of the facts and circumstances that existed as of the acquisition date.

Unaudited Supplemental Pro Forma Financial Information

The unaudited supplemental pro forma financial information presented below for the three and nine months ended September 30, 2024 has been prepared for the Combined Company as if the Merger had occurred on January 1, 2023. The pro forma summary uses estimates and assumptions based on information available at the time. The Company believes the estimates and assumptions to be reasonable; however, the unaudited pro forma information is not necessarily indicative of what the Combined Company’s results would have been had the Merger been completed as of the beginning of the period as indicated, nor does it purport to project the Company’s future results. The unaudited pro forma information does not reflect any synergy savings that might have been achieved from combining the operations. Amounts are presented in thousands:

	Three months ended September 30,	Nine months ended September 30,
	2024	2024
Revenues	$231,203	$727,626
Net income	3,962	35,143

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

Downhole Well Solutions, LLC Acquisition

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

Prior to the acquisition of the remaining 80% ownership interest in 2024, Legacy Innovex obtained significant influence over DWS through a 20% ownership and one board seat out of three total board seats of representation on the board of directors of DWS. The acquisition was accounted for as an equity method investment under Accounting Standards Codification Topic 323, Investments—Equity Method and Joint Ventures (“ASC 323”). The cost of the investment was $15.0 million more than the acquired underlying equity in DWS net assets. The difference was attributable to intangible assets of $13.0 million and equity method goodwill of $2.0 million. The difference pertaining to intangible assets was amortized to equity method earnings over the remaining useful life of the related asset. Transaction costs recognized in connection with the acquisition were $0.7 million and were capitalized as part of the equity investment. For the three months ended September 30, 2024, the Company recorded our proportionate share of DWS’s net income of $1.4 million, adjusted for $0.4 million amortization attributed to intangible assets, and DWS distributed $0.7 million of dividends to the Company, which were recorded as a reduction of the carrying value of the equity investment. For the nine months ended September 30, 2024, the Company recorded our proportionate share of DWS’s net income of $3.3 million, adjusted for $1.1 million amortization attributed to intangible assets, and DWS distributed $2.3 million of dividends to the Company, which were recorded as a reduction of the carrying value of the equity investment.

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

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Preliminary Purchase Price Allocation (as Adjusted)
Cash and restricted cash	$9,530	$—	$9,530
Trade receivables	9,864	—	9,864
Indemnification asset (1)	—	3,466	3,466
Property and equipment, net	16,426	—	16,426
Right of use assets – operating	2,392	—	2,392
Intangibles, net	75,100	—	75,100
Total assets	113,312	3,466	116,778
Accounts payable	3,682	—	3,682
Accrued expenses	1,656	—	1,656
Other current liabilities (1)	—	4,332	4,332
Operating lease liabilities - current	423	—	423
Current portion of long-term debt and finance lease obligations	237	—	237
Long-term debt and finance lease obligations	588	—	588
Operating lease liabilities - noncurrent	1,969	—	1,969
Deferred income taxes	3,168	—	3,168
Total liabilities	11,723	4,332	16,055
Net assets acquired	101,589	(866)	100,723
Goodwill	36,244	866	37,110
Total purchase consideration	$137,833	$—	$137,833

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

The following tables present our revenues disaggregated by category and by geography:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in thousands)	NAM	INTL & Offshore	Total	NAM	INTL & Offshore	Total
Product revenues	$86,597	$79,205	$165,802	$79,668	$46,975	$126,643
Service revenues	17,218	14,592	31,810	13,411	2,363	15,774
Rental revenues	28,114	14,274	42,388	5,228	4,172	9,400
Total revenues	$131,929	$108,071	$240,000	$98,307	$53,510	$151,817

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in thousands)	NAM	INTL & Offshore	Total	NAM	INTL & Offshore	Total
Product revenues	$239,219	$243,382	$482,601	$211,405	$131,917	$343,322
Service revenues	49,868	47,785	97,653	37,698	5,976	43,674
Rental revenues	83,326	41,069	124,395	9,182	13,938	23,120
Total revenues	$372,413	$332,236	$704,649	$258,285	$151,831	$410,116

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

The changes in allowance for credit losses during the nine months ended September 30, 2025 and 2024 were as follows:

	September 30,
(in thousands)	2025	2024
Balance at January 1	$63,875	$5,015
Allowance pertaining to the receivables acquired as part of the Merger	—	72,685
Provision for (recovery of) credit losses	(13,198)	1,323
Write-offs charged against allowance	(30,452)	(2,434)
Balance at September 30	$20,225	$76,589

Contract Balances

Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in contract liabilities as a liability in the Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings, in which case the amounts are reported in contract assets.

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

Contract Assets (amounts shown in thousands)

Contract assets at December 31, 2024	$5,062
Additions	705
Transfers to Trade receivables, net	(2,781)
Contract assets at September 30, 2025	$2,986

Contract liabilities (amounts shown in thousands)

Contract liabilities at December 31, 2024	$13,463
Additions	8,453
Revenue recognized	(11,630)
Contract liabilities at September 30, 2025	$10,286

Obligations for returns and refunds were considered immaterial as of September 30, 2025.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $0.8 million as of September 30, 2025. The Company expects to recognize revenue on 100% of the remaining performance obligations over the next twelve months.

The Company applies the practical expedient available under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), which permits us not to disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 5. INVENTORY

A summary of inventories as of September 30, 2025 and December 31, 2024 is as follows:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$25,242	$53,586
Work in progress	23,640	24,080
Finished goods	226,315	193,507
Inventory, net	$275,197	$271,173

All amounts in the table above are reported net of obsolescence reserves of $112.6 million and $169.5 million as of September 30, 2025 and December 31, 2024, respectively.

NOTE 6. PROPERTY AND EQUIPMENT

A summary of property and equipment as of September 30, 2025 and December 31, 2024 is as follows:

(in thousands)	September 30, 2025	December 31, 2024
Land	$13,465	$25,075
Buildings, building improvements and leasehold improvements	49,027	75,689
Manufacturing machinery and equipment	69,093	64,088
Rental tools	64,834	54,456
Office equipment and computer software	3,077	4,516
Vehicles	14,722	19,638
Right of use leases – finance	38,751	20,689
Total Property and equipment	252,969	264,151
Less: Accumulated depreciation and amortization	(94,284)	(73,365)
Net Property and equipment	$158,685	$190,786

The amortization expense for the right of use finance lease assets was $1.9 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, and $5.4 million and $4.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Depreciation expense related to property and equipment was $9.2 million and $4.3 million for the three months ended September 30, 2025 and 2024, respectively, and $28.2 million and $8.7 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 7. ASSETS HELD FOR SALE

In accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment ("ASC 360"), specifically ASC 360-10-45-9, the Company identified $1.0 million of land and buildings as held for sale. The assets’ net carrying amount are classified as Assets held for sale in the Condensed Consolidated Balance Sheets at September 30, 2025.

In the first quarter of 2025, the Company identified a decrease in the market price of long-lived assets related to land and a building in Mexico classified as assets held for sale at March 31, 2025. The Company determined the carrying values were not recoverable and exceeded their fair values. The Company then measured the impairment losses by comparing the book values with current third-party quoted market prices, resulting in a total impairment of $2.9 million. The impairment losses recorded are presented as Impairment of long-lived assets in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2025.

In April 2025, we entered into a purchase and sale agreement to sell our Eldridge Facility for a total sum of $90.0 million, after subsequent contract amendments. In connection with the sale, and in accordance with ASC 360, we identified $40.1 million of land and buildings and $0.7 million of machinery as held for sale, and these assets were thereby reclassified at their net carrying amount from Property and equipment, net to Assets held for sale in the Condensed Consolidated Balance Sheets at June 30, 2025. In September 2025, we completed the sale of the Eldridge Facility and disposed of the aforementioned assets, resulting in the derecognition of these assets held for sale. The proceeds in excess of book value from the sale are presented in Gain on sale of assets in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025.

NOTE 8. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets include customer relationships, non-compete agreements, trade names, technology, patents, and other intangibles associated with various business and asset acquisitions. These acquired intangible assets are definite lived and were recorded at fair value determined as of the date of acquisition and are being amortized over the period we expect to benefit from the assets.

A summary of intangible assets as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$160,066	$(57,211)	$102,855
Non-compete agreements	500	(446)	54
Trade names	20,380	(10,157)	10,223
Technology, patents, and other	33,733	(26,386)	7,347
Total	$214,679	$(94,200)	$120,479

	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$145,966	$(46,693)	$99,273
Non-compete agreements	500	(393)	107
Trade names	18,280	(9,297)	8,983
Technology, patents, and other	26,133	(26,133)	—
Total	$190,879	$(82,516)	$108,363

Amortization expense on intangible assets was $4.2 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively, and $11.7 million and $6.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Goodwill

The following table presents a roll-forward of goodwill for the periods ended September 30, 2025 and December 31, 2024:

(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2023	$94,436	$(70,504)	$23,932
Additions – DWS acquisition	36,244	—	36,244
Balance at December 31, 2024	$130,680	$(70,504)	$60,176
Additions – SCF acquisition	15,402	—	15,402
Additions – Citadel acquisition	18,226	—	18,226
Measurement period adjustments (1)	1,649	—	1,649
Foreign currency translation adjustment	(69)	—	(69)
Balance at September 30, 2025	$165,888	$(70,504)	$95,384

(1) Measurement period adjustment is related to (a) legal costs that have been incurred due to unresolved legal matters pertaining to the Impulse Litigation that existed prior to the acquisition of the remaining equity of DWS and (b) updated estimated fair value for acquired inventories as of the acquisition date for Citadel. Refer to Note 3. Mergers and Acquisitions for further discussion.

Impairment

We analyzed definite lived intangible assets for impairment as of September 30, 2025 and December 31, 2024, in accordance with ASC 360, noting no impairment indicators were present. We analyzed goodwill for impairment as of September 30, 2025 and December 31, 2024, in accordance with Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other ("ASC 350"), noting no impairment indicators were present. For our annual goodwill impairment test as of December 31, 2024, we performed a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit was less than its carrying value as of the test date, for which we determined that it was not. We evaluated events and circumstances since the date of our last quantitative or qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance, and it was determined that no changes in circumstances indicated that a potential impairment of Goodwill had occurred. Therefore, no impairment charges were recorded related to goodwill for the three and nine months ended September 30, 2025. We will continue to evaluate our goodwill and definite lived assets for potential triggering events as conditions warrant.

NOTE 9. PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Prepaid expenses	$9,712	$8,400
Current deposits	5,468	12,316
Tax receivables	28,148	21,775
Other current assets	4,105	5,132
Total	$47,433	$47,623

NOTE 10. DEBT

Current and long-term debt obligations consisted of the following as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Current portion of long-term debt and finance lease obligations:
Term loan	$—	$5,000
Finance lease obligations	6,316	5,467
Total current portion of long-term debt and finance lease obligations	6,316	10,467
Long-term debt and finance lease obligations:
Term loan	—	6,429
Revolving credit facility	—	14,000
Finance lease obligations	20,090	4,878
Total long-term debt and finance lease obligations	20,090	25,307
Less: Debt issuance costs, net	—	(406)
Total long-term portion of debt and finance lease obligations, net	20,090	24,901
Total debt and finance lease obligations, net	$26,406	$35,368

Term Loan and Revolving Credit Facility

On February 27, 2025, we entered into the Third Amended and Restated Revolving Credit, Guaranty and Security Agreement (the “Credit Agreement”), dated as of February 27, 2025, with PNC Bank, National Association (“PNC”) as the agent, to replace the Second Amended and Restated Revolving Credit, Guaranty and Security Agreement and provide for and govern a revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement, among other things, (i) extended the maturity of the agreement from June 2026 to February 2030, (ii) increased the maximum revolving amount from $110 million to $200 million, which may, subject to certain conditions, be increased to $250 million, (iii) eliminated the term loan commitment and (iv) provided for an applicable margin for interest on the loans to be based on availability, effective as of April 1, 2025. The applicable margin under the Credit Agreement will range from 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans. The Company is subject to various covenants under the Credit Agreement, including limitations on the incurrence of debt, granting of liens, investments, dividends, asset sales, and affiliate transactions. Additionally, if at any time an Event of Default (as defined in the Credit Agreement) has occurred and is continuing or if Excess Availability (as defined in the Credit Agreement) is less than 20%, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. As defined by the Credit Agreement, the fixed charge coverage ratio represents the ratio of Adjusted EBITDA (as defined in the Credit Agreement), less certain capital expenditures, dividends and tax payments, to all scheduled debt payments during the applicable period.

We performed a debt modification analysis in accordance with Accounting Standards Codification Topic 470, Debt ("ASC 470"), and concluded that the elimination of the term loan represented a debt extinguishment. We recognized a loss in February 2025 due to the write-down of the remaining debt issuance costs pertaining to the term loan of $0.4 million. The debt issuance cost attributable to the Revolving Credit Facility as of September 30, 2025 was $1.3 million and is classified as Other long-term assets in the Condensed Consolidated Balance Sheets at September 30, 2025. We were in compliance with our debt covenants at September 30, 2025 and December 31, 2024.

NOTE 11. ACCRUED EXPENSES

A summary of accrued expenses as of September 30, 2025 and December 31, 2024 is as follows:

(in thousands)	September 30, 2025	December 31, 2024
Payroll and other compensation expenses	$30,004	$31,670
Property, sales and other non-income related taxes	9,444	11,393
Accrued commission	1,132	1,137
Income taxes	—	2,340
Accrued interest	—	340
Other accrued liabilities	5,100	13,713
Total	$45,680	$60,593

NOTE 12. INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2025 was 32.3% and 31.7%, respectively, compared to (3.2)% and 5.9% for the same periods in 2024. The change in the effective tax rate between the periods was primarily due to discrete items recorded in the first half of 2025 with changes in projected earnings mix by geography and tax jurisdiction, foreign withholding tax, and changes in non-deductible expenses.

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

As a result of the Merger, as discussed in Note 1. Summary of Business, all historical per share data, number of shares and numbers of issuable shares from stock awards were retroactively adjusted. The following table summarizes the basic and diluted earnings per share calculations:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (in thousands)	$39,228	$82,586	$69,330	$108,537
Denominator:
Basic weighted average number of shares outstanding	68,814,125	40,728,902	69,014,146	34,139,548
Dilutive effect of equity awards	451,175	802,076	290,924	1,150,144
Diluted weighted average number of shares	69,265,300	41,530,978	69,305,070	35,289,692
Income per share:
Basic	$0.57	$2.03	$1.00	$3.18
Diluted	$0.57	$1.99	$1.00	$3.08
Potentially dilutive shares excluded as anti-dilutive	6,490	65,850	12,715	85,649

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

During the nine months ended September 30, 2025, the Company purchased 624,531 shares at an average price of $14.89 under the New Share Repurchase Program for approximately $9.3 million and has retired such shares. During the three months ended September 30, 2025, the Company did not purchase any shares. As of September 30, 2025, the Company had remaining authorization to repurchase up to approximately $90.7 million of its shares.

NOTE 15. STOCK BASED COMPENSATION

The Company accounts for equity-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation ("ASC 718"). Equity instruments are measured at fair value on the grant date consistent with the terms of the award. Stock-based compensation expense recorded was $3.2 million and $10.9 million for the three months ended September 30, 2025 and 2024, respectively, and $8.8 million and $11.8 million for the nine months ended September 30, 2025 and 2024, respectively. The compensation expense is recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

The total of purchases from vendors that are related parties were $0.1 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $0.3 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Total revenue earned from customers that are related parties were $0.1 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $8.9 million for the nine months ended September 30, 2025 and 2024, respectively. In October 2023, we added a new member to Legacy Innovex's board of directors who was an executive of Pioneer Natural Resources, Inc. (“Pioneer”), an established customer of Legacy Innovex. Effective June 2024, this director no longer works for Pioneer and therefore is no longer considered a related party. Of the $8.9 million of revenue earned from related parties for the nine months ended September 30, 2024, $5.7 million related to Pioneer. The outstanding net trade receivable due from customers that are related parties at September 30, 2025 and December 31, 2024 was $0.1 million and $0.2 million, respectively.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to various legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to any currently pending legal proceeding is remote or cannot be reasonably estimated. As of September 30, 2025 and December 31, 2024, the Company’s reserve for litigation, if any, is immaterial.

Impulse Litigation

In conjunction with the DWS acquisition, $4.0 million of the purchase price (the “Impulse Litigation Holdback Amount”) was retained by the Company for purposes of funding any post-closing expenses and liabilities related to a patent infringement-related litigation matter to which DWS is a party, captioned Impulse Downhole Solutions Ltd., and Impulse Downhole Tools USA Ltd, v. Downhole Well Solutions, LLC, Civil Action No. 4:23-cv-02954, in the United States District Court for the Southern District of Texas Houston Division (the “Impulse Litigation”). The Company is entitled to a claw back of 80% of any post-closing expenses and liabilities related to the Impulse Litigation up to the Impulse Litigation Holdback Amount and will be responsible for any expenses and liabilities related to the Impulse Litigation that exceed the Impulse Litigation Holdback Amount. Upon the conclusion of the Impulse Litigation, the remaining balance of the Impulse Litigation Holdback Amount, if any, will be payable to the sellers in the DWS acquisition. We determined that at September 30, 2025, a loss associated with this litigation cannot be reasonably estimated, primarily due to it being in the early stages of the case. As of September 30, 2025, $0.5 million of the Impulse Litigation Holdback Amount remains unused.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations, financial condition and liquidity position of Innovex for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with (i) the accompanying unaudited Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 of this Quarterly Report and (ii) the audited Consolidated Financial Statements and related notes for the year ended December 31, 2024 included in our Annual Report.

The following discussion and analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections about Innovex’s business and operations, and involves risks and uncertainties. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements because of various factors, including those described in the sections titled “Risk Factors” in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report, all of which are difficult to predict.

Innovex does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. References in this section to “Innovex,” the “Company,” the “Combined Company,” “we,”“us” and “our” are to Innovex International, Inc.(formerly known as Dril-Quip, Inc.) and its consolidated subsidiaries after giving effect to the Merger (as defined below) and related transactions, unless the context otherwise requires or as otherwise indicated. Except as otherwise indicated, references herein to “Dril-Quip” are to Dril-Quip, Inc. prior to the completion of the Merger.

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

We are a global company, and for the nine months ended September 30, 2025, the U.S. and Canadian onshore (“NAM”) market made up approximately 53% of our revenue while the international and offshore (“International and Offshore”) markets constituted 47%. Within the NAM market, we have a strong presence in both the United States and Canada. The NAM market is core to us, and we maintain a robust sales and distribution infrastructure across the region. Our products have broad applicability in this market, particularly for horizontal or unconventional wells that have become prevalent methods of oil and natural gas development across the region. We are focused on significantly increasing our revenue from the International and Offshore markets, as these regions are typically subject to long-cycle investment horizons and exhibit relatively less cyclicality than the NAM market. The Middle East, and in particular Saudi Arabia, has been a key source of growth for Innovex. We also operate across Asia, Latin America, Europe and the Gulf of America, among other regions. To enhance our global reach, we have complemented our locations across these markets with a network of strategic distribution, sales and manufacturing partners.

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

Our business has produced strong returns on invested capital. Refer to “Non-GAAP Financial Measures” within this section for Return on Capital Employed, which is how we assess the effectiveness of our capital allocation over time. For the nine months ended September 30, 2025, our net income, income from operations and Adjusted EBITDA were equivalent to approximately 10%, 15% and 19% of revenue, respectively. Over the same period, capital expenditures accounted for 4% of revenue, and we earned approximately $106.8 million in income from operations. For the nine months ended September 30, 2024, our net income, income from operations and Adjusted EBITDA were equivalent to approximately 26%, 5% and 22% of revenue, respectively. Over the same period, capital expenditures accounted for 1% of revenue, and we earned approximately $22.2 million in income from operations. We believe that our global sales and distribution network, as well as our manufacturing capacity and vendor network, position us well to drive revenue growth and margin expansion. Refer to “Non-GAAP Financial Measures” within this section for the definitions of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed, as well as a reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed to our most directly comparable financial measures calculated and presented in accordance with GAAP.

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

Refer to Note 3. Mergers and Acquisitions of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for information with respect to the Company's recent acquisitions.

On September 23, 2025, we completed the sale of our Eldridge facilities located at 6401 North Eldridge Pkwy, Houston, Texas 77041 (the "Eldridge Facility") to BIG Acquisitions LLC. The purchase price for the sale of the Eldridge Facility was $90.0 million, subject to adjustments. Innovex has also entered into a short-term lease of the Eldridge Facility following the closing of the sale, which extends through the end of 2025, at a rate of $650,000 per month. The short-term lease allows for the completion of ongoing facility consolidation initiatives, ensuring no disruption to customer deliveries.

Market Factors and Trends

Our business is driven by the number of oil and natural gas wells drilled worldwide, which, in turn, is tied to the level of global spending of the oil and natural gas E&P industry. Rystad Energy, as of September 17, 2025, expects global upstream energy spending, excluding Iran, Venezuela, Cuba, Russia and China, to stay relatively flat through 2027, with approximately 32,000 wells being drilled annually. The pace of development activity is driven by expected well profitability and returns, which, in turn, are influenced by several factors, including current global oil and natural gas supply and demand balances, current and expected future prices for oil and natural gas and the perceived stability and sustainability of these commodity prices over time.

The oil and natural gas industry has historically been characterized by volatility in commodity prices and in the level of drilling and production activity, which are driven by a variety of market forces, including geopolitical instability, climate related initiatives, OPEC+ actions, among others. We expect that the growing energy demands of data centers, driven by the prevalence of Artificial Intelligence, will continue to contribute to the consumption of natural gas for power generation. The global demand for oil and natural gas has consistently increased historically, and we believe that multiple years of under investment in oil and natural gas development has left the industry with a limited amount of spare production capacity. Additionally, public E&P operators have adopted a more conservative approach to capital spending in response to stockholders’ desire for increased return of capital. We believe that these factors have laid a foundation to support oil and natural gas prices and will lead to a sustained spending cycle and stable activity levels by our customers in the near and medium-term.

Factors Affecting the Comparability of Our Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, due to recent and future acquisitions. One way in which we have grown, and will continue to grow, our operations and financial results is through strategic acquisitions. In May 2023, Innovex Downhole Solutions, Inc. ("Legacy Innovex") acquired 20% of Downhole Well Solutions, LLC ("DWS"), a company that manufactures and rents engineered downhole tools designed to improve the performance of directional and horizontal drilling operations. In March of 2024, Legacy Innovex entered into an Agreement and Plan of Merger (the "Merger Agreement") with Dril-Quip, and the transactions contemplated under the Merger Agreement (the "Merger") were consummated on September 6, 2024. In November of 2024, we acquired the remaining 80% equity interest in DWS. In February 2025, we acquired SCF Machine Corporation ("SCF"), a Canadian-domiciled entity and parent company to SCF Machining Corporation Vietnam Company Limited, a Vietnam-based company. In May 2025, we acquired Citadel, a leading provider of differentiated downhole technologies. As a general matter, following an acquisition, our results of operations are affected by the results of the newly acquired business or operations, the purchase accounting for the acquisition, any debt incurred in connection with the acquisition and expenditures made to integrate the newly acquired business or operations. As a result of our acquisitions and the consolidation of our operating subsidiaries’ into the Company’s financial results, the periods presented in our historical financial statements may not be comparable to one another and our future results of operations and financial results may differ. Additionally, as a result of the Merger, we expect to incur recurring administrative expenses related to being a publicly traded corporation that are not reflected in the historical Legacy Innovex’s financial statements.

Results of Operations

The following table presents summary consolidated operating results for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues	$240,000	$151,817	$88,183	58%	$704,649	$410,116	$294,533	72%
Cost of revenues(a)	164,057	99,138	64,919	65%	480,483	262,355	218,128	83%
Selling, general and administrative expenses	35,574	37,984	(2,410)	(6)%	96,758	77,903	18,855	24%
Gain on sale of assets	(40,918)	(169)	(40,749)	24,112%	(41,189)	(487)	(40,702)	8,358%
Depreciation and amortization	15,362	7,786	7,576	97%	45,281	19,168	26,113	136%
Impairment of long-lived assets	—	—	—	—	3,427	3,522	(95)	(3)%
Acquisition and integration costs	3,641	20,296	(16,655)	(82)%	13,060	25,492	(12,432)	(49)%
Total costs and expenses	$177,716	$165,035	$12,681	8%	$597,820	$387,953	$209,867	54%
Income/(loss) from operations	62,284	(13,218)	75,502	(571)%	106,829	22,163	84,666	382%
Interest expense	677	729	(52)	(7)%	1,928	2,055	(127)	(6)%
Other expense (income), net	303	(269)	572	(213)%	(3)	(402)	399	(99)%
Equity method earnings	—	(1,018)	1,018	(100)%	—	(2,230)	2,230	(100)%
Bargain purchase loss/(gain)	3,342	(92,659)	96,001	(104)%	3,342	(92,659)	96,001	(104)%
Income before income taxes	57,962	79,999	(22,037)	(28)%	101,562	115,399	(13,837)	(12)%
Income tax expense/(benefit), net	18,734	(2,587)	21,321	(824)%	32,232	6,862	25,370	370%
Net income	$39,228	$82,586	$(43,358)	(53)%	$69,330	$108,537	$(39,207)	(36)%

(a) Cost of revenues excludes depreciation and amortization.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenues. Our NAM market revenue for the three months ended September 30, 2025 was $131.9 million, an increase of $33.6 million from the three months ended September 30, 2024, primarily driven by an increase in market share and incremental business operations due to the acquisitions of DWS, SCF and Citadel. This was offset by a continued reduction in drilling activity in North America due to a decline in the North American onshore rig count during the comparative period. Our International and Offshore market revenue for the three months ended September 30, 2025, was $108.1 million, an increase of $54.6 million from the three months ended September 30, 2024, primarily driven by increased business operations due to the aforementioned acquisitions.

Cost of revenues, exclusive of depreciation and amortization. Total cost of revenues for the three months ended September 30, 2025 was $164.1 million, an increase of $64.9 million from the three months ended September 30, 2024. The change was attributable to a $20.6 million increase in personnel expense and an increase in our product costs due to an increase in sales activity.

Selling, general and administrative expenses. Selling, general and administrative expense for the three months ended September 30, 2025 was $35.6 million, a decrease of $2.4 million from the three months ended September 30, 2024. The change was primarily attributable to a decrease in stock based compensation and bad debt of $9.1 million, offset by an increase in salaries and wages, IT costs, and R&D costs of $7.6 million driven by an increase in headcount attributable to the acquisitions of DWS, SCF and Citadel.

Gain on sale of assets. Gain on sale of assets for the three months ended September 30, 2025 and 2024 was $40.9 million and $0.2 million, respectively. The change was driven by the sale of our Eldridge Facility assets, which resulted in a gain, offset by normal variations associated with the sale of property and equipment during the period.

Depreciation and amortization. Total depreciation and amortization expense for the three months ended September 30, 2025 was $15.4 million, an increase of $7.6 million from the three months ended September 30, 2024. The change was primarily due to additional depreciation for assets acquired related to our acquisitions.

Acquisition and integration costs. Acquisition and integration costs for the three months ended September 30, 2025 were $3.6 million, a decrease of $16.7 million from the three months ended September 30, 2024. The change was due to a reduction of costs incurred attributable to the Merger in 2024.

Interest expense. Total interest expense was $0.7 million for the three months ended September 30, 2025 and 2024. Interest expense is comparable during both periods due to similar average total debt and finance lease obligations during the comparative periods.

Other income. Total other income for the three months ended September 30, 2025 was $0.3 million, a decrease of $0.6 million from the three months ended September 30, 2024. The change was primarily due to the net change in our foreign currency exchange gains (losses).

Equity method earnings. Equity method earnings consist of the net earnings in DWS, along with the amortization of our proportional ownership interest in the step up of the fair value of the intangible assets acquired, during the period that DWS was accounted for as an equity method investee. With the purchase of the remaining 80% equity interest in DWS on November 29, 2024, we did not recognize equity method earnings in 2025. Total equity method earnings, excluding the amortization of the step up in fair value, for the three months ended September 30, 2024 was $1.4 million. The amortization of the step up in the fair value of the intangible assets acquired for the three months ended September 30, 2024 was $0.4 million.

Income tax expense. Our operations are subject to U.S. federal income tax at an entity level, as well as various state income and franchise taxes. In addition, our operations located in international jurisdictions are subject to local country income taxes. Income tax expense for the three months ended September 30, 2025 was $18.7 million, an increase of $21.3 million from the three months ended September 30, 2024. The change was primarily driven by changes in our mix of income before income taxes by geography and tax jurisdiction, discrete items recorded in the quarter, and other non-deductible expenses. For the three months ended September 30, 2025, income before income taxes was $58.0 million, a decrease of $22.0 million from the three months ended September 30, 2024.

Net income. Net income for the three months ended September 30, 2025 was $39.2 million, a decrease of $43.4 million from the three months ended September 30, 2024, as a result of both the gain on bargain purchase recognized for the three months ended September 30, 2024 and the factors discussed above.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenues. Our NAM market revenue for the nine months ended September 30, 2025 was $372.4 million, an increase of $114.0 million from the nine months ended September 30, 2024, primarily driven by an increase in market share and incremental business operations due to the acquisitions of DWS, SCF and Citadel. This was offset by a reduction in drilling activity in North America due to a decline in the North American onshore rig count during the comparative period. Our International and Offshore market revenue for the nine months ended September 30, 2025, was $332.2 million, an increase of $180.4 million from the nine months ended September 30, 2024, primarily driven by increased business operations due to the aforementioned acquisitions.

Cost of revenues, exclusive of depreciation and amortization. Total cost of revenues for the nine months ended September 30, 2025 was $480.5 million, an increase of $218.1 million from the nine months ended September 30, 2024. The change was attributable to a $77.5 million increase in personnel expense and an increase in our product costs due to an increase in sales activity.

Selling, general and administrative expenses. Selling, general and administrative expense for the nine months ended September 30, 2025 was $96.8 million, an increase of $18.9 million from the nine months ended September 30, 2024. The change was primarily attributable to an increase in salaries and wages, IT costs, R&D costs, and facilities expenses of $33.2 million driven by an increase in headcount and business activity attributable to the acquisitions of DWS, SCF and Citadel, offset by a decrease in bad debt of $14.5 million, including the recoveries of outstanding receivables from our prior agent in Saudi Arabia.

Gain on sale of assets. Gain on sale of assets for the nine months ended September 30, 2025 and 2024 was $41.2 million and $0.5 million, respectively. The change was driven by the sale of our Subsea Tree product line in June of 2025 and the Eldridge Facility assets in September of 2025, both of which resulted in a gain, offset by normal variations associated with the sale of property and equipment during the period.

Depreciation and amortization. Total depreciation and amortization expense for the nine months ended September 30, 2025 was $45.3 million, an increase of $26.1 million from the nine months ended September 30, 2024. The change was primarily due to additional depreciation for assets acquired related to our acquisitions.

Long-lived asset impairments. Long-lived asset impairment expense for the nine months ended September 30, 2025 was $3.4 million, a decrease of $0.1 million from the nine months ended September 30, 2024. The impairment expense was primarily related to (i) land and a building in Mexico acquired as part of the Merger that was held for sale at March 31, 2025 and marketed at an amount that was lower than the net book value, which ultimately resulted in an impairment expense of $2.9 million and (ii) declining market conditions associated with our anticipated sub-lease of the prior Dril-Quip corporate office.

Acquisition and integration costs. Acquisition and integration costs for the nine months ended September 30, 2025 were $13.1 million, a decrease of $12.4 million from the nine months ended September 30, 2024. The change was due to a reduction of costs incurred attributable to the Merger in 2024.

Interest expense. Total interest expense was $1.9 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively. Interest expense is comparable during both periods due to similar average total debt and finance lease obligations during the comparative periods.

Other income. Total other income for the nine months ended September 30, 2025 decreased by $0.4 million from the nine months ended September 30, 2024, with the change primarily being due to the net change in our foreign currency exchange gains (losses).

Equity method earnings. Equity method earnings for the nine months ended September 30, 2024 consisted of the net earnings in DWS, along with the amortization of our proportional ownership interest in the step up of the fair value of the intangible assets acquired, during the period that DWS was accounted for as an equity method investee. With the purchase of the remaining 80% equity interest in DWS on November 29, 2024, we did not recognize equity method earnings in 2025. Total equity method earnings, excluding the amortization of the step up in fair value, for the nine months ended September 30, 2024 was $3.3 million. The amortization of the step up in the fair value of the intangible assets acquired for the nine months ended September 30, 2024 was $1.1 million.

Income tax expense. Our operations are subject to U.S. federal income tax at an entity level, as well as various state income and franchise taxes. In addition, our operations located in international jurisdictions are subject to local country income taxes. Income tax expense for the nine months ended September 30, 2025 was $32.2 million, an increase of $25.3 million from the nine months ended September 30, 2024. The change was primarily driven by changes in our mix of income before income taxes by geography and tax jurisdiction, discrete items recorded in the quarter, and other non-deductible expenses. For the nine months ended September 30, 2025, income before income taxes was $101.6 million, a decrease of $13.8 million from the nine months ended September 30, 2024.

Net income. Net income for the nine months ended September 30, 2025 was $69.3 million, a decrease of $39.2 million from the nine months ended September 30, 2024, as a result of both the gain on bargain purchase recognized for the nine months ended September 30, 2024 and the factors discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash, cash provided by operating activities, and borrowings under the Credit Agreement (as defined below). The Company maintains an open market share repurchase program under our existing share repurchase authorization and may repurchase shares from time to time based on management’s evaluation of market conditions, share price and other factors. As of September 30, 2025, we had cash and restricted cash of $163.4 million and availability under the Revolver (as defined herein) of $132.8 million. Our total indebtedness was $26.4 million as of September 30, 2025.

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

We have certain obligations related to debt maturities, finance leases and operating leases. As of September 30, 2025, we have $23.7 million of minimum non-cancelable lease obligations for the twelve months following September 30, 2025, comprised of $7.9 million of finance lease maturities and $15.8 million of operating lease obligations. We have an additional $78.6 million of minimum non-cancelable lease obligations for the periods after September 30, 2026, comprised of $25.8 million of finance lease maturities and $52.8 million of non-cancelable operating lease obligations. As of September 30, 2025, interest rates on our lease obligations range from 2.88% to 12.00%. In addition, all amounts borrowed under our Revolver become due and payable in 2030. For the nine months ended September 30, 2024, the Company’s effective interest rate on the term loan was approximately 8.85%. As of September 30, 2025, there were no borrowings under the term loan. For the nine months ended September 30, 2025, the effective interest rate on the Revolver was approximately 8.92%. For the nine months ended September 30, 2024, the effective interest rate on the Revolver was approximately 10.46%. As of September 30, 2025, there were no borrowings on the Revolver. Refer to Note 10. Debt of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$138,674	$57,094	$81,580	143%
Net cash provided by (used in) investing activities	(8,783)	150,398	(159,181)	(106)%
Net cash used in financing activities	(42,134)	(114,212)	72,078	(63)%
Effect of exchange rate changes on cash	2,339	(791)	3,130	(396)%
Net increase in cash and restricted cash	$90,096	$92,489	(2,393)	(3)%

Statements of cash flows for entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are non-cash changes. As a result, changes reflected in certain lines in the Condensed Consolidated Statements of Cash Flows may not reflect the changes in corresponding lines in the Condensed Consolidated Balance Sheets.

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2025 was $138.7 million, an increase of $81.6 million from the nine months ended September 30, 2024. The change was primarily driven by the following:

•
a decrease in net income of $39.2 million;
•
changes in non-cash adjustments to net income from the comparative period, including an increase in (i) depreciation and amortization expense of $26.1 million, (ii) deferred taxes due to timing differences of $30.5 million, (iii) amortization of operating lease right-of-use assets of $3.5 million, and (iv) gains on property, equipment disposals of $40.6 million, offset by a decrease in the gain on bargain purchase associated with the Merger of $96 million; and
•
the movement in operating assets and liabilities, net of assets acquired as part of the acquisitions.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2025 was $8.8 million, an increase of $159.2 million from the net cash provided by investing activities for the nine months ended September 30, 2024. The change was primarily due to the cash used to fund both the SCF and Citadel acquisitions, offset by the proceeds from sale of the Eldridge Facility, for the nine months ended September 30, 2025 versus the cash acquired as part of the Merger for the nine months ended September 30, 2024.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2025 was $42.1 million, a decrease of $72.1 million from the nine months ended September 30, 2024. The change was primarily due to a decrease revolving credit facility borrowings and amounts paid for both dividends and taxes on settled equity awards of $80.4 million, offset by common stock repurchases of $9.3 million for the nine months ended September 30, 2025.

Statements of cash flows for entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are non-cash changes. As a result, changes reflected in certain lines in the Condensed Consolidated Statements of Cash Flows may not reflect the changes in corresponding lines in the Condensed Consolidated Balance Sheets.

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

The Company, as the borrower, entered into the Third Amended and Restated Revolving Credit, Guaranty and Security Agreement, dated as of February 27, 2025, to replace the Previous Credit Agreement and provide for a revolving credit facility of up to $200.0 million (the “Revolver” or the “Credit Agreement”). The Credit Agreement, among other things, (a) extended the maturity of the agreement from June 10, 2026 to February 27, 2030, (b) increased the maximum revolving amount from $110 million to $200 million, which may, subject to certain conditions, be increased to $250 million, (c) eliminated the term loan commitment and (d) provided for an applicable margin for interest on the loans to be based on availability, effective as of April 1, 2025. Refer to Note 10. Debt of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

Amounts borrowed under the Credit Agreement are subject to an interest rate per annum equal to, at the Company’s option, either (a) an alternate base rate determined as the highest of (i) the base commercial lending rate of PNC Bank, National Association, (ii) the overnight federal funds rate plus 0.5% and (iii) Daily Simple SOFR (as defined in the Credit Agreement) plus 1% (such base rate to be subject to a 0% floor) or (b) the forward-looking term rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period two business days before such interest period divided by a number equal to 1.00 minus any SOFR reserve percentage (such term rate to be subject to a 0% floor), plus, in each case of clauses (a) and (b) above, an applicable margin based upon availability of the revolving credit line, of 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans. Interest is payable monthly for alternate base rate loans and at the end of the applicable interest period for term SOFR loans (or quarterly if the applicable interest period is longer than three months). The Credit Agreement provides for the issuance of letters of credit, limited to the lesser of total capacity or $10.0 million. As of September 30, 2025 and September 30, 2024, we had no letters of credit outstanding under the Credit Agreement.

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

The Company is subject to various covenants under the Credit Agreement, including limitations on the incurrence of debt, granting of liens, investments, dividends, asset sales, and affiliate transactions. Additionally, if at any time an Event of Default (as defined in the Credit Agreement) has occurred and is continuing or if Excess Availability (as defined in the Credit Agreement) is less than 20%, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. As defined by the Credit Agreement, the fixed charge coverage ratio represents the ratio of Adjusted EBITDA (as defined in the Credit Agreement), less certain capital expenditures, dividends and tax payments, to all scheduled debt payments during the applicable period.

The obligations under the Credit Agreement are secured by liens on substantially all of the assets of the Company and certain current and future subsidiaries of the Company and guarantees from certain current and future subsidiaries of the Company (the Company together with such subsidiaries, the “Loan Parties”). The Credit Agreement requires the Company to make mandatory prepayments on the outstanding amount of advances under the Credit Agreement if any Loan Party issues debt other than certain permitted debt or receives proceeds from certain insurance or condemnation claims.

As of September 30, 2024, we had $12.7 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the applicable revolving credit facility. As of September 30, 2025 we had no borrowings outstanding under the applicable revolving credit facility.

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

The following table presents a reconciliation of the GAAP financial measure of net income (loss) and net income (loss) as a percentage of revenue to Adjusted EBITDA and Adjusted EBITDA Margin, respectively, for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net income	$39,228	$82,586	$(43,358)	(53)%	$69,330	$108,537	$(39,207)	(36)%
Interest expense	677	729	(52)	(7)%	1,928	2,055	(127)	(6)%
Income tax expense/(benefit), net	18,734	(2,587)	21,321	(824)%	32,232	6,862	25,370	370%
Depreciation and amortization	15,362	7,786	7,576	97%	45,281	19,168	26,113	136%
EBITDA	74,001	88,514	(14,513)	(16)%	148,771	136,622	12,149	9%
Other non-operating expense, net (1)	303	(269)	572	(213)%	(3)	(402)	399	(99)%
Gain on sale of assets	(40,918)	(169)	(40,749)	24,112%	(41,189)	(487)	(40,702)	8,358%
Impairment of long-lived assets	—	—	—	—	3,427	3,522	(95)	(3)%
Acquisition and integration costs (2)	3,641	20,296	(16,655)	(82)%	13,060	25,492	(12,432)	(49)%
Equity method investment adjustment (3)	—	790	(790)	(100)%	—	2,541	(2,541)	(100)%
Bargain purchase loss/(gain)	3,342	(92,659)	96,001	(104)%	3,342	(92,659)	96,001	(104)%
Stock based compensation	3,244	10,908	(7,664)	(70)%	8,769	11,824	(3,055)	(26)%
IPO preparation expenses (4)	—	—	—	—	—	2,985	(2,985)	(100)%
Adjusted EBITDA	43,613	27,411	16,202	59%	136,177	89,438	46,739	52%
Net income as a % of revenue	16%	54%	—	—	10%	26%	—	—
Adjusted EBITDA Margin	18%	18%	—	—	19%	22%	—	—

(1) Primarily represents foreign currency exchange gain/loss, gain/loss on lease terminations, and other non-operating items.

(2) For the three and nine months ended September 30, 2025, acquisition and integration costs consisted of legal, accounting, advisory fees, and other integration costs associated with the Merger, the acquisition of the remaining equity interest in DWS, and the acquisitions of SCF and Citadel. For the three and nine months ended September 30, 2024, acquisition and integration costs consisted of legal, accounting, advisory fees, and other integration costs associated with the Merger. These acquisition and integration costs are one-time in nature and represent expenses that we do not view as normal operating expenses necessary to operate our business.

(3) Reflects the elimination of our percentage of interest expense, depreciation, amortization and other non-recurring expenses included within equity method earnings relating to our unconsolidated investment in DWS.

(4) Reflects legal, consulting and accounting fees and expenses related to preparation of Legacy Innovex’s initial public offering.

Adjusted EBITDA for the nine months ended September 30, 2025 was $136.2 million, an increase of $46.8 million from the nine months ended September 30, 2024.

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

The following table presents a reconciliation of the GAAP financial measure of income from operations to adjusted income from operations, after tax to ROCE for each of the periods indicated:

	Twelve Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Income from operations	$133,741	$45,465	$88,276	194%
Plus: Acquisition and integration costs	20,868	25,834	(4,966)	(19)%
Less: Income tax expense	(27,857)	(11,901)	(15,956)	134%
Adjusted Income from Operations, after tax	$126,752	$59,398	$67,354	113%
Beginning debt	23,046	69,997	(46,951)	(67)%
Beginning equity	904,351	307,946	596,405	194%
Ending debt	26,406	23,046	3,360	15%
Ending equity	1,038,954	904,351	134,603	15%
Average capital employed	$996,379	$652,670	$343,709	53%
ROCE	13%	9%	—	—

ROCE for the twelve months ended September 30, 2025 was 13%, an increase from the twelve months ended September 30, 2024.

Free Cash Flow

We also utilize Free Cash Flow (a non-GAAP measure) to evaluate the cash generated by our operations and results of operations. We define Free Cash Flow as net cash provided by operating activities less capital expenditures, as presented in our Condensed Consolidated Statements of Cash Flows. Management believes Free Cash Flow is useful because it demonstrates the cash that was available in the period that was in excess of our needs to fund our capital expenditures. Free Cash Flow does not represent our residual cash flow available for discretionary expenditures, as we have non-discretionary expenditures, including, but not limited to, principal payments required under the terms of our Credit Agreement, which are not deducted in calculating Free Cash Flow.

The following table presents a reconciliation of the GAAP financial measure of net cash provided by operating activities to Free Cash Flow for each of the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$138,674	$57,094	$81,580	143%
Capital expenditures	(26,205)	(5,967)	(20,238)	339%
Free cash flow	$112,469	$51,127	$61,342	120%

Free Cash Flow for the nine months ended September 30, 2025 was $112.5 million, an increase of $61.3 million from the nine months ended September 30, 2024.

Business Segments

The Company operates in one reportable segment as our chief operating decision maker (“CODM”) assesses performance and allocates resources based on financial information presented at a consolidated level.

Critical Accounting Estimates

As of September 30, 2025, there have been no significant changes to our critical accounting estimates since our Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended September 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As described in “Part II, Item 9A. Controls and Procedures” of our Annual Report, management excluded (1) Legacy Innovex and (2) DWS from its assessment of the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2024. Our evaluation of disclosure controls and procedures as of September 30, 2025 excludes an assessment of those disclosure controls and procedures of Legacy Innovex, DWS, SCF, and Citadel that are subsumed by internal control over financial reporting.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

As described in “Part II, Item 9A. Controls and Procedures” of our Annual Report, the Merger was completed on September 6, 2024, and represented a change in internal control over financial reporting. Management continues to consolidate and integrate the internal control over financial reporting. The ongoing integration activities have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the nine months ended September 30, 2025.

Except as described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 25, 2025, the Company’s board of directors approved a share repurchase program (the “New Share Repurchase Program”) that authorizes repurchases of up to an aggregate of $100 million of shares of common stock of the Company with no specified expiration date. There were no share repurchases during the three months ended September 30, 2025. The remaining maximum dollar value of shares that may yet be purchased under the New Share Repurchase Program is approximately $90.7 million as of September 30, 2025.

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

	Three Months Ended September 30, 2025
	Total Number of Shares Purchased (1)	Average Price paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased (in millions) Under the Plans or Programs (3)
July 1 - 31, 2025	—	$—	—	$90.70
August 1 - 31, 2025	—	—	—	90.70
September 1 - 30, 2025	22,867	16.82	—	90.70
	22,867	$16.82	—

(1) Includes the following transactions during the three months ended September 30, 2025: (i) the surrender of 22,867 shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the repurchase of no shares of common stock under the New Share Repurchase Program.

(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company's compensation and benefit programs. For the three months ended September 30, 2025, there were 22,867 shares withheld by the Company.

(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of September 30, 2025.

The New Share Repurchase Program may be suspended or discontinued at any time.

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

Innovex International, Inc.

Date: November 4, 2025	By:	/s/ Kendal Reed
Kendal Reed
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)