Form 10-K
period 2025-12-31
Innovex International, Inc.
filed 2026-02-24
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, based on the closing price of such stock on June 30, 2025, was $599.1 million.

The number of shares of Registrant’s Common Stock outstanding as of February 18, 2026 was 69,138,490.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

i

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this Annual Report that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Innovex International, Inc. (the "Company", “Innovex”, “we”, "our" or "us"). You can identify our forward-looking statements by the words “anticipate”, “estimate”, “expect”, “may”, “project”, “believe” and similar expressions, or by our discussion of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

•
the impact of actions taken by the Organization of Petroleum Exporting Countries and the expanded alliance (OPEC+) with respect to their production levels and the effects thereof;
•
the impact of general economic conditions, including inflationary pressures, interest rates and trade policies, a general economic slowdown, recession or instability in financial institutions, on economic activity and on our operations;
•
future operating results and cash flow;
•
scheduled, budgeted and other future capital expenditures;
•
planned or estimated cost savings;
•
working capital requirements;
•
our ability to execute our strategies, including our ability to successfully identify and consummate strategic acquisitions;
•
the need for and the availability of expected sources of liquidity;
•
our ability to comply with restrictions contained in our debt agreements;
•
our ability to generate sufficient cash to service our indebtedness, fund our capital requirements and generate future profits;
•
the market for our existing and future products;
•
our ability to develop new applications for its technologies;
•
introduction of new drilling or completion techniques, or services using new technologies subject to patent or other intellectual property protections and the availability and enforceability of such intellectual property protections;
•
the price and availability of alternative fuels and energy sources;
•
the exploration, development and production activities of our customers;
•
actions taken by our customers, competitors and third-party operators;
•
effects of pending or future legal proceedings;
•
the effects of existing and future laws and governmental regulations (or the interpretation thereof) on us and our customers;
•
changes in customers’ future product and service requirements that may not be cost effective or within our capabilities; and
•
future operations, financial results, business plans and cash needs.

These statements are based on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements, by their nature, involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are (i) risks related to our merger and acquisition activities, including the ultimate outcome and results of integrating operations; the effects of our merger and acquisition activities, including our future financial condition, results of operations, strategy and plans; potential adverse reactions or changes to business relationships resulting from the completion of mergers and acquisitions; expected benefits from mergers and acquisitions and our ability to realize those benefits; the significant costs required to integrate operations; whether mergers or acquisitions related litigation will occur and, if so, the results of any litigation, settlements and investigations; (ii) operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control; (iii) acts of terrorism, war or political or civil unrest in the United States or elsewhere; (iv) loss or corruption of our information or a cyberattack on our computer systems; and (v) other risks and uncertainties discussed under “Item 1A. Risk Factors” in this Annual Report and in other filings made by us from time to time with the Securities and Exchange Commission (“SEC”). Many of such factors are beyond our ability to control or predict. Any of the factors, or a combination of these factors, could materially affect our future results of operations and the ultimate accuracy of the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Every forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statement except as may be required by law.

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
o
U.S. trade policy, including the implementation of duties and tariffs and other trade barriers, could adversely affect our business and financial results.
o
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
o
We are exposed to counterparty credit risk, including nonpayment and nonperformance by our customers, suppliers or vendors, which could adversely impact our operations, cash flows and financial condition.
o
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
o
Inflation could adversely affect the global economy, which could adversely affect our operating results.
o
Our indebtedness and liquidity needs could restrict our operations and make us more vulnerable to adverse economic conditions.
o
Restrictions in our debt agreements and any future financing agreements may limit our ability to finance future operations, meet capital needs or capitalize on potential acquisitions and other business opportunities.
o
Our and our customers’ operations are subject to unforeseen interruptions and hazards inherent in the oil and natural gas industry, for which we or our customers may not be adequately insured and which could cause us to lose customers and substantial revenue.
o
We design, manufacture, sell, rent and install products that are used in oil and natural gas exploration, development and production activities, which may subject us to liability, including claims for personal injury, property damage, environmental contamination and other regulatory fines and penalties should such equipment fail to perform to specifications.
o
Global climate change may in the future increase the frequency and severity of weather events and the losses resulting therefrom, which could have a material adverse effect on the economies in the markets in which we operate or plan to operate in the future and therefore on our business.
o
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
o
We may be required to recognize a charge against current earnings because of over time method of accounting.

•
Risks Related to Environmental and Regulatory Matter
o
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
o
We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
o
We have experienced Information Technology ("IT") system disruptions and cyber attacks in the past, and a failure of our IT infrastructure and cyber attacks could adversely impact us in the future.
o
Artificial Intelligence presents risks and challenges that can impact our business.
•
Risks Related to Ownership of Our Common Stock
o
The market price of our common stock may be volatile.
o
A significant reduction by Amberjack Capital Partners, L.P.’s (“Amberjack”) of its ownership interests in us could adversely affect us.
o
Amberjack and its affiliates have the ability to exercise significant influence over certain corporate actions.
o
We do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future, and our existing debt agreements place certain restrictions on our ability to do so.

PART I

ITEM 1. BUSINESS

General

Innovex designs, manufactures, sells and rents mission critical engineered products to the global oil and natural gas industry. Our vision has been to create a global leader in well-centric products and technologies through organic, customer-linked innovations and disciplined acquisitions to drive leading returns for our investors.

On September 6, 2024, the transactions contemplated in the Merger Agreement, dated as of March 18, 2024 (the "Merger Agreement"), between Innovex Downhole Solutions, Inc. (“Legacy Innovex”) and Dril-Quip, Inc. (“Dril-Quip”) (the “Merger”) were consummated. Following the Merger, Legacy Innovex became a wholly owned subsidiary of Dril-Quip, and the name “Dril-Quip, Inc.” was changed to “Innovex International, Inc.”. In connection with the consummation of the Merger, the outstanding shares of common stock, par value $0.01 per share, of Legacy Innovex (the “Legacy Innovex Common Stock”) were converted into the right to receive 32,183,966 shares of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”). The number of shares of Company Common Stock received for each share of Legacy Innovex Common Stock by the Legacy Innovex stockholders was equal to 2.0125.

On November 29, 2024, we acquired 80% of the issued and outstanding equity securities of Downhole Well Solutions, LLC (“DWS”). The acquisition was completed simultaneously with the signing of the Equity Purchase Agreement on November 29, 2024. The aggregate purchase price for the acquisition consisted of $75.1 million in cash, subject to post-closing adjustments, and 1,918,558 shares of Company Common Stock. The remaining 20% of the issued and outstanding equity securities of DWS were previously owned by Legacy Innovex, a wholly owned subsidiary of the Company.

On February 7, 2025, we acquired SCF Machining Corporation (“SCF”) in exchange for $17.7 million of cash, subject to post-closing adjustments. SCF is a Canadian-domiciled entity and parent company to SCF Machining Corporation Vietnam Company Limited, a Vietnam-based company that was established to grow Innovex’s low-cost country supply chain by establishing an exclusive manufacturing vendor to provide Innovex with high quality, low price machined goods.

On May 30, 2025, we acquired Citadel Casing Solutions, LLC ("Citadel") for $69.7 million in cash, subject to post-closing adjustments, resulting in Citadel becoming a wholly owned subsidiary of Innovex. Citadel is a leading provider of differentiated downhole technologies, which are designed to improve its customers’ economics by driving reduced cycle times through improved operational efficiencies and production of high-quality, reliable tools that are used globally in the oil and gas sector.

Refer to Note 3. Mergers and Acquisitions of our Consolidated Financial Statements included elsewhere in this Annual Report for additional information with respect to our recent acquisitions.

Our products are used across the lifecycle of the well (during the construction, completion, production and intervention phases) and are typically utilized downhole and consumable in nature. Our products perform a critical well function, and we believe they are chosen due to their reliability and capacity to save our customers time and lower costs during the well lifecycle. We believe that our products have a significant impact on a well’s performance and economic profile relative to the price we charge, creating a “Big Impact, Small Ticket” value proposition. For the year ended December 31, 2025, we estimate that our total addressable market for our applicable products (or "TAM") was approximately $8.0 billion, consisting of a $3.5 billion TAM for our onshore U.S. and Canadian (“NAM”) market and a $4.5 billion TAM across International and Offshore regions. Refer to “Business—Market Share Capture” for an explanation of how we calculate our TAM. Many of our products can be used in a significant portion of our customers’ wells globally, with our most advanced products providing mission critical solutions for some of the most challenging and complex wells in the world. We have a track record of developing proprietary products to address our customers’ evolving needs, and we maintain an active pipeline of potential new products across various stages of development.

The NAM market made up approximately 52% of our 2025 revenue, while the International and Offshore markets constituted 48%. Within the NAM market, we have a strong presence in the United States and a growing presence in Canada. Revenue is based on the location where services are provided and products are sold.

We make available, free of charge on our website, our Annual Report on Form 10-K and quarterly reports on Form 10-Q (in both HTML and iXBRL formats), current reports on Form 8-K and amendments to those reports, including related exhibits and supplemental schedules, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after we electronically file such reports with, or furnish them to, the SEC. Our website address is www.innovex-inc.com. Documents and information on our website, or on any other website, are not incorporated by reference into this Annual Report. The SEC maintains a website (www.sec.gov) that contains reports we have filed with the SEC.

We also make available, free of charge on our website, (https://investors.innovex-inc.com/governance/governance-documents/default.aspx) our Code of Business Conduct and Ethical Practices, Corporate Governance Guidelines, Audit Committee Charter, Nominating and Governance Committee Charter, and Compensation Committee Charter. Changes in or waivers to our Code of Business Conduct and Ethical Practices involving directors and executive officers of the Company will be posted on our website.

v

Overview and Industry Outlook

The NAM market is core to us, and we maintain a robust sales and distribution infrastructure across the region. Our products have broad applicability in this market, particularly for horizontal or unconventional wells that have become prevalent methods of oil and natural gas development across the region. We are focused on significantly increasing our revenue in the International and Offshore markets as these regions are typically subject to long-cycle investment horizons and exhibit relatively less cyclicality than the NAM market. We operate across the Middle East, Asia, Latin America, Europe, Africa and the Gulf of America, among other regions. To enhance our global reach, we have complemented our locations across these markets with a network of strategic distribution, sales and manufacturing partners.

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

Our organic growth has been complemented by a disciplined acquisition strategy. We view acquisitions as a core competency and have identified a rich opportunity set of acquisition targets that we believe are seeking to transact. We aim to execute a disciplined acquisition strategy for high-quality opportunities that meet our stringent investment criteria, as evidenced by the Merger with Dril-Quip and our acquisitions carried out in recent years.

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

Of our 2025 revenue, approximately 70% was generated from product sales, approximately 17% was generated from rental tools and approximately 13% was generated from services.

We believe that demand for our products is primarily activity-driven (i.e., correlated with global spending on exploration and production of oil and natural gas and with general industry activity), and we are not exposed to the highly cyclical capital equipment build cycle for the oil and natural gas industry. Global spending on oil and natural gas can be measured by the number of wells drilled and oil and natural gas production volumes. According to the global energy consulting firm Rystad Energy, global upstream capital spending (excluding Iran, Venezuela, Cuba, Russia and China) is expected to rise slightly by 0.5% in 2026 relative to 2025. We believe that our diverse product portfolio, operating track record and global footprint position us well to continue gaining market share.

In the NAM market, Rystad Energy is forecasting a slight decline in upstream investments of approximately 8% in 2026 relative to 2025. NAM unconventional resources have emerged as a flexible, short-cycle source of oil and natural gas production for E&P operators and a critical component of the global hydrocarbon supply mix. This is a core market for us as our products have broad applicability, and we maintain a robust sales presence as well as service and distribution infrastructure across the region. We view the NAM market as relatively service intensive and believe E&P operators are prone to adopt the latest technologies.

In the International and Offshore markets, Rystad Energy is forecasting upstream investments to grow modestly by approximately 5% in 2026 relative to 2025. We are focused on continually increasing our market presence in these regions as they are typically subject to long-cycle investment horizons and exhibit relatively less cyclicality than the NAM market. In addition, we believe that we can benefit from higher barriers to entry that exist for product and service companies that support the primary end users in our International and Offshore markets, IOCs and NOCs, relative to the NAM market.

We continue to monitor the current global economic environment, specifically including inflationary pressures, the ability and/or desire of OPEC+ and other producing nations to set and maintain production levels and prices, and the macroeconomic impact of the conflicts in Ukraine and the Middle East, and any resulting impacts on our financial position and results of operations. Refer to “Item 1A. Risk Factors” for additional information.

Market Share Capture

We believe that we are well positioned to capture market share across our applicable markets.

We calculate TAM by multiplying the number of applicable wells (as provided by Rystad Energy) in each geography by an illustrative price per applicable product. In markets where well data is unavailable, we provide an estimated market size for each such geography.

We estimate that our TAM for applicable products across the NAM market in 2025 was approximately $3.5 billion and we generated $511.2 million in revenue, implying a market share of approximately 15%. Over time, our dedicated sales force, innovative engineering organization and responsive service culture have enabled us to capture more of our customers’ spend on oil and natural gas well development, defined as “wallet share,” while also attracting new customers.

Across both the United States and Canada, we believe that there are many opportunities to cross sell our products throughout our diverse customer base and enhance our presence in select oil and natural gas basins.

Within the International and Offshore markets, we have well established sales and distribution channels across our geographic markets, such as the Middle East, Asia, Latin America, Europe, Africa, the Gulf of America and throughout other global regions. We estimate that our TAM for our applicable products across these regions in 2025 was approximately $4.5 billion and we generated $467.1 million in revenue, implying a market share of approximately 10%. We estimate that we have grown our market share since inception and believe we have the potential to grow our market share by utilizing our sales and distribution channels to capture wallet share and push further into geographies where we were underrepresented.

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

We define the well lifecycle phases and describe how our curated portfolio of principal product families are used below:

Drilling Enhancement Our drilling enhancement tools are designed to optimize drilling performance, increase rate of penetration, and mitigate downhole challenges (including high weight-on-bit and stick-slip) typically faced by our customers in horizontal, extended reach, and other complex drilling applications.

Fishing & Intervention Our fishing and intervention portfolio supports workover, intervention, drilling and completion activities, including operations to recover tools and debris from the wellbore, release stuck drill strings, and perform remedial and repair activities. We manufacture and sell products including external catch tools, internal catch tools, and other related fishing and remedial tools.

Production Solutions Our well production solutions portfolio consists of products and services that enable artificial lift in wells. We provide artificial lift accessory products and services primarily focused on enabling electric submersible pump or "ESP" applications. Our primary product families include wellhead penetrators, tubing hangers and adapters, ESP cable management, and spooling services.

Service, Mileage & Other This category consists primarily of field and other service activities associated with the deployment and support of our products, as well as freight, mileage, environmental, and safety-related charges billed to customers.

Subsea Solutions We provide subsea equipment and engineered systems for offshore applications, including subsea wellheads, subsea connectors, casing connectors, deepwater centralization solutions, and diverter systems. In July 2025, we completed the divestment of our subsea tree product line and have since focused our subsea portfolio on our core product lines.

Surface Wellheads We provide a comprehensive range of surface wellhead systems designed for drilling, production, and specialized applications (including thermal and artificial lift), as well as related frac and surface systems.

Well Completion Our well completion portfolio consists of products used to enable a well to be stimulated and put on production. Our primary completion product families include liner hanger systems, toe initiation products (including toe sleeves), frac plugs, completion packers, casing flotation products, and related completion accessories.

Well Construction Our well construction portfolio consists of products designed to ensure the structural integrity of the wellbore. We provide products utilized to support effective cement placement between the wellbore and casing, including centralizers, float equipment, inflatable casing packers, stage cementing tools, and related well construction products.

Intellectual Property and Trade Secrets

We rely on a combination of patents, licensing agreements, trade secrets protections, trademarks, copyrights and contractual restrictions on disclosure to protect our intellectual property rights. We undertake a strategic intellectual property effort focused on building a leading and defensible portfolio.

We have created a large portfolio of patent properties. As of December 31, 2025, we had approximately 769 U.S. and international patents. Our patent properties cover our inventions related to our products and other technologies.

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

Marketing and Sales

We principally sell or market directly to the ultimate end user of our products, the E&P operator. As of December 31, 2025 and December 31, 2024, we had 1,719 and 1,376, respectively, unique customers that have made at least one purchase in the preceding 12-month period, or active customers. In 2025, our top ten accounts constituted 26% of revenue. Our top ten customer list includes: NOCs such as Saudi Aramco (our largest end-user in 2025) and Kuwait Oil Company; IOCs such as Petrobras, Chevron, BP and Shell; leading independent E&P operators such as Occidental Petroleum and Woodside Energy; and multinational oilfield service companies such as Schlumberger and Baker Hughes. When we sell to service companies, it is typically to fill a gap in their product portfolio or because they have been directed by the E&P operator to utilize our products. Our goal is to develop products that exhibit clear value creation upside for our customers, including the ultimate end user of our products, typically by saving time and costs during the well lifecycle, while also reducing operational risks. We operate an integrated business model, whereby we design, engineer, manufacture, sell, rent and supervise the onsite deployment of our products.

Suppliers and Raw Materials

We acquire component parts, services and raw materials from various suppliers, including machining service providers. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates. Most of the raw materials we use in our manufacturing operations, such as steel in various forms, magnesium and composite materials/elastomers, are available from many sources. Although our relationships with our existing vendors are important to us, we do not believe that we are substantially dependent on any individual vendor to supply our required materials or services. The materials and services essential to our business are normally readily available and, where we use one or a few vendors as a source of any particular materials or services, we believe that we can, within a reasonable period of time, make satisfactory alternative arrangements in the event of an interruption of supply from any vendor. We believe that our materials and services vendors have the capacity to meet additional demand, should we require it.

Manufacturing

To support our global operations, we operate a flexible manufacturing and supply chain model that balances responsiveness with cost and efficiency. We maintain internal manufacturing and production facilities in Humble, Texas; Houston, Texas; Mineral Wells, Texas; Amelia, Louisiana; Aberdeen, Scotland; Singapore; Macae, Brazil; Edmonton, Canada; Bac Ninh, Vietnam; and Dammam, Saudi Arabia. These facilities are co-located with our engineering teams, where deemed appropriate, to enable rapid prototyping, testing and designing iterations of new products and enhancing our existing products. We supplement our internal manufacturing with a responsive network of third-party machining resources in the United States to enhance our capital efficiency. We also maintain strategic relationships with multiple, low-cost manufacturing partners outside of the United States.

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

We believe that the most significant factors influencing our customers’ decision to utilize our products and services are our technology, service quality, safety track record and price. While we must remain competitive in our pricing, we believe our customers select our products and services based on the technical attributes of our products and equipment, the level of technical and operational service we provide before, during and after the job and the know-how derived from our extensive operational track record.

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

As of December 31, 2025, we had a total of 2,160 employees. Substantially all of our employees are not covered by collective bargaining agreements, and we consider our employee relations to be good. The health, safety, and well-being of our employees is of the utmost importance.

We provide employees the option to participate in health and welfare plans, including medical, dental, life, accidental death and dismemberment and short-term and long-term disability insurance plans.

Environmental, Health and Safety Regulation

Our operations and those of our customers are subject to domestic (including U.S. federal, state and local) and international laws and regulations with regard to air, land and water quality and other environmental matters. Numerous federal, state and local governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”), issue laws and regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before commencing operations, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with our operations, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas and other protected areas, require action to prevent or remediate pollution from current or former operations, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from our operations or related to our owned or operated facilities. Liability under such laws and regulations is often strict (i.e., no showing of “fault” is required) and can be joint and several. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as those of our customers and the oil and natural gas industry in general. We have not experienced any material adverse effects from compliance with these requirements. This trend, however, may not continue in the future. Changes in standards of enforcement of existing laws and regulations, as well as the enactment and enforcement of new legislation, may require us and our customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation. Our environmental compliance expenditures, our capital costs for environmental control equipment and the market for our products may change accordingly.

Employee Health and Safety—We are subject to a number of federal and state laws and regulations, including OSHA and comparable state statutes, establishing requirements to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and the public. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to worker health and safety.

Climate Change—International, national and state governments and agencies are currently evaluating and/or promulgating legislation and regulations related to greenhouse gas (“GHG”) emissions. Some regulatory measures are focused on restricting GHG emissions (including, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards and incentives or mandates for renewable energy) while other regulatory measures are focused on easing restrictions. For example, on February 12, 2026, the EPA issued a final rule rescinding a 2009 scientific finding (the “Endangerment Finding”) that established the Agency’s jurisdiction to regulate GHG emissions from motor vehicles and other sources. The February 2026 rule, which will become effective on April 20, 2026, also repealed regulations based on the Endangerment Finding. Some regulatory uncertainty remains, however, as immediate judicial challenges are expected. Additionally, opposing or conflicting measures may be taken at the international, regional, or state levels of government. Consideration of such legislation or regulation may be impacted by the Paris Agreement, which was announced by the parties to the United Nations Framework Convention on Climate Change in December 2015 and which calls on signatories to set progressive GHG emission reduction goals. Although the United States has withdrawn from the Paris Agreement (effective January 27, 2026), these commitments could further reduce demand and prices for fossil fuels.

Prior federal administrations have enacted climate-related legislation and regulations, and future administrations may seek to reverse the current deregulatory trend. In 2021 and 2022, President Biden signed the Infrastructure Investment and Jobs Act and the Inflation Reduction Act (the “IRA”), which contain billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration, among other provisions. Also, in March 2024, the EPA finalized ambitious rules to reduce harmful air pollutant emissions, including greenhouse gases, from light-, medium-, and heavy-duty vehicles beginning in model year 2027. Though both the IRA and vehicle emissions standards have been scaled back or halted under the Trump Administration, these or similar incentives and regulations, if implemented, could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for, and, in turn, the prices of the oil and natural gas, which could have a material and adverse impact on demand for our products. In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. The IRA amends the Clean Air Act to impose a fee on the emission of methane that exceeds an applicable waste emissions threshold from sources required to report their greenhouse gas emissions to the EPA, including those sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. On November 18, 2024, the EPA published final regulations to facilitate compliance with the methane emissions charge. However, on March 14, 2025, President Trump signed a joint congressional resolution disapproving the federal regulations pursuant to the Congressional Review Act. While the underlying Clean Air Act requirements still exist, there is no current regulatory process to assess, calculate, or collect the methane emissions charge. If the Clean Air Act provision is implemented in another form, a methane emissions charge could increase our customers’ operating costs, which could adversely impact our business. While President Trump has signed multiple executive orders seeking to reverse many of these climate rules and incentives, including pausing the disbursement of funds under the IRA and eliminating the “electric vehicle mandate”, numerous proposals have been made and are likely to continue to be made at the international, regional and state levels of government that are intended to limit GHG emissions by enforceable requirements and voluntary measures.

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

x

Hydraulic Fracturing—Many of our customers utilize hydraulic fracturing in their operations. Environmental concerns have been raised regarding the potential impact of hydraulic fracturing on underground water supplies. These concerns have led to several regulatory and governmental initiatives in the United States to restrict the hydraulic fracturing process, which could have an adverse impact on our customers’ completion or production activities.

State and federal regulatory agencies have also recently focused on a connection between the operation of injection wells used for oil and natural gas wastewater disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region.

Although we do not conduct hydraulic fracturing, increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and natural gas production activities using hydraulic fracturing techniques. In addition, the adoption of new laws or regulations at the federal, state, local or foreign level imposing reporting obligations on, or otherwise limiting, delaying or banning, the hydraulic fracturing process or other processes on which hydraulic fracturing relies, such as water disposal, could make it more difficult to complete oil and natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our products.

Offshore Drilling—Various new regulations intended to improve offshore safety systems and environmental protection have been issued since 2010 that have increased the complexity of the drilling permit process and may limit the opportunity for some operators to continue deepwater drilling in the Gulf of America, which could have an adverse impact on our customers’ activities. For example, on August 23, 2023, the Bureau of Safety and Environmental Enforcement (“BSEE”) published a final blowout preventer system sand well control rule that strengthens testing and performance requirements for blowout preventers and other well control equipment. Additionally, on April 24, 2024, the Bureau of Ocean Energy Management (“BOEM”) published a final rule to modify the financial assurance requirements for offshore leaseholders. At the time, BOEM estimated that a total of $6.9 billion in new supplemental financial assurance would be required from lessees and grant holders under this final rule to cover potential costs of decommissioning activities. However, on May 2, 2025, the Department of the Interior announced it will revise or replace the 2024 rule, and implementation of the rule has been paused by executive order and pursuant to current agency policy. If implemented, these new financial assurance requirements may increase our customers’ operating costs and impact our customers’ ability to obtain leases, thereby, reducing demand for our products. Additionally, on January 6, 2025, President Biden issued two Presidential Memoranda to ban new offshore oil and gas drilling in most U.S. coastal waters. Biden’s actions would have withdrawn more than 625 million acres of the U.S. ocean, including the entirety of U.S. East Coast, the eastern Gulf of America, the Pacific off the coasts of Washington, Oregon, and California, and additional portions of the Northern Bering Sea in Alaska, from future oil and gas leasing, though President Trump reversed the plan with his own executive order on January 20, 2025. Third-party challenges to industry operations in the Gulf of America may also serve to further delay or restrict activities. For example, in August 2022, the District of Columbia Circuit Court of Appeals found two oil leases in the Gulf of America were unlawful for failure to properly analyze risk under the National Environmental Policy Act. If the new regulations, policies, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant impairment to expected profitability on projects or an unjustifiable increase in risk, they could discontinue or curtail their offshore operations, thereby adversely affecting the demand for our equipment and services, which, in turn, could adversely affect our financial condition, results of operation, or cash flows.

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

Facilities

Our corporate headquarters are located in Humble, Texas. Refer to “Item 2. Properties” for information with respect to our other facilities. We believe that our facilities are adequate for our current operations.

ITEM 1A. RISK FACTORS

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

Demand for most of our products and services depends primarily on the level of activity in the oil and natural gas industry in North America, the Middle East, Latin America and Europe, among other global markets. As a result, our operations are dependent on the levels of activity and capital spending in oil and natural gas exploration, development and production. A prolonged reduction in oil and natural gas prices would generally depress the level of oil and natural gas exploration, development, production, and well completion activity and would result in a corresponding decline in the demand for the products and services that we provide. The decline in oil and natural gas prices that occurred in 2020 caused a reduction in our customers’ spending and associated drilling and completion activities, which had an adverse effect on our revenue. While oil and natural gas prices have since increased, they remain volatile, and should prices again continue to decline, similar declines in our customers’ spending would have an adverse effect on our revenue. In addition, a worsening of these conditions may result in a material adverse impact on certain of our customers’ liquidity and financial position resulting in further spending reductions, delays in the collection of amounts owing to us and other similar impacts.

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
•
U.S. and non-U.S. tax policy;
•
U.S. and non-U.S. trade policy, including the implementation of duties and tariffs and other trade barriers, and economic sanctions and export and import controls;
•
U.S. and non-U.S. governmental approvals and regulatory requirements and conditions;
•
the continued threat of terrorism and the impact of military and other action, including military action in the Middle East, the Russia-Ukraine war, and the current political situation in Venezuela;
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

These factors and the volatility of energy markets make it extremely difficult to predict future oil and natural gas price movements with certainty. A decline in oil and natural gas prices could have a material adverse effect on our business, results of operations and financial condition.

The cyclical nature of the oil and natural gas industry may cause our operating results to fluctuate.

We derive our revenues from companies in the oil and natural gas exploration and production and oilfield services industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices. We have experienced, and may in the future experience, significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. For example, prolonged low commodity prices experienced by the oil and natural gas industry during 2015, 2016, 2020 and more recently in 2025, combined with adverse changes in the capital and credit markets, caused many exploration and production companies to reduce their capital budgets and drilling activity. This resulted in a significant decline in demand for oilfield services and products and adversely impacted the volume of products and services oilfield services companies could sell, and the prices oilfield services companies could charge for their products and services. In addition, a majority of the revenue we earn is based upon product sales at market pricing. By selling our products at market pricing, we are exposed to the risks of a rapid reduction in prices and resulting volatility in our revenues.

We are subject to risks relating to existing international operations and expansion into new geographic markets.

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
•
terrorist threats or acts, war, anti-boycott regulations, military conflicts and civil disturbances;
•
export controls, economic sanctions, embargoes, anti-boycott regulations, import controls, duties and tariffs, and other trade restrictions;
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

If we are unable to successfully manage the risks associated with expanding our global business or adequately manage operational risks of our existing international operations, these risks could have a material adverse effect on our growth strategy into new geographical markets, our reputation, our business, results of operations, financial condition and cash flows.

We often sell and rent products to IOCs and NOCs. Many IOCs and NOCs require products to undergo extensive registration and qualification processes before such product can be purchased or rented. This process can take several years to complete. We will seek to undergo these registration and qualification processes for our current and future products; however, there is no guarantee that our products will successfully complete these processes, or, if they do, that such IOCs or NOCs will purchase or rent such products in the future.

We must comply with export and import controls, economic sanctions and embargoes, anti-boycott, and other international trade laws and any failure to comply with such laws could subject us to liability and have a material adverse impact on our business, financial condition and results of operations.

We conduct business globally, and our business activities and services are subject to import and export controls, as well as economic sanctions, embargoes, anti-boycott, and other international trade laws of the United States and other countries. We must comply with U.S. and other applicable export and import controls, economic sanctions, embargoes, anti-boycott, and other international trade laws, including the U.S. Commerce Department’s Export Administration Regulations, economic sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the U.S. Department of State, and import controls administered by the U.S. Customs and Border Protection. In addition, the movement of goods, services and technology subjects us to complex legal regimes governing international trade. Our import activities are governed by unique tariff and import controls in each of the countries where we import. Further, we must comply with controls on the export or reexport of certain goods, services and technology, as well as economic sanctions that prohibit or restrict business activities in, with or involving certain persons, entities or countries. Moreover, we have a diverse supply chain that utilizes international vendors to provide certain services, including machining services, and source raw materials, component parts and finished products from countries other than that of the intended sale which can give rise to additional international trade risk. Although we have instituted policies and procedures designed to promote compliance with such controls and laws, violations of import or export controls, economic sanctions, embargoes, anti-boycott, or other international trade laws could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations or licenses needed to conduct aspects of our business, default under debt, reputational harm and other adverse consequences. Moreover, if any of our counterparties or jurisdictions where we do business becomes the target of economic sanctions or other trade restrictions, we may face an array of issues, including, but not limited to, having to abandon the related project or business, being unable to recoup prior invested time and capital or being subject to lawsuits, investigations or regulatory proceedings that could be time consuming and expensive to respond to, and which could lead to sanctions, criminal or civil fines or penalties, loss of authorizations or licenses needed to conduct aspects of our business, default under debt, reputational harm and other adverse consequences. Furthermore, the laws concerning import and export controls, including record keeping and reporting, economic sanctions, embargoes, anti-boycott, and other international trade laws are complex and constantly changing and we cannot predict how these laws or their interpretation, administration and enforcement will change over time. Moreover, they may be adopted, enacted, amended, enforced or interpreted in a manner that could materially impact our operations.

Our business, financial condition and results of operations may be affected by economic sanctions, embargoes, anti-boycott regulations, export and import controls, and other trade restrictions, including those targeting Russia.

In response to Russia’s military action in Ukraine in 2022, the United States, the European Union and the United Kingdom, among others, have imposed significant economic sanctions and export control measures on Russia and others supporting Russia’s military and political actions in Ukraine, including, blocking or “asset freezing” sanctions on designated entities and individuals as well as secondary sanctions; restrictions on the Russian energy and financial sectors; blocking economic activity in certain areas of Ukraine not controlled by the Ukrainian government; prohibitions in relation to investment in Russia; prohibitions and restrictions relating to Russian origin oil and oil products; and export controls limiting the export of a wide range of goods and technical assistance to Russia. In response, Russia has implemented counter-sanctions, including restrictions on the divestment from Russian assets by foreign investors and restrictions on the payments of dividends and transfers of funds out of Russia by foreign investors. Although we have minimal operational exposure in Russia with no revenue for the year ended December 31, 2025, and we do not intend to commit further capital towards projects in Russia, the full impact of the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and they could adversely affect oil and gas companies, including many of which are our customers, as well as the global supply chain.

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

Our non-U.S. operations generate significant revenues and earnings. Fluctuations in foreign currency exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of the products we provide in international markets where payment for our products is made in the local currency. We have significant operations in several key International and Offshore markets, including the Middle East, Latin America and Europe, among others, where we earned approximately 48% of our revenues in 2025. Although not all revenue is priced in local currency, our financial results are affected by currency fluctuations, and the impact of those currency fluctuations on the underlying economies. We generally do not use financial instruments that expose us to significant risk involving foreign currency transactions; however, the relative size of our non-U.S. activities has a significant impact on reported operating results and our net assets. Therefore, as exchange rates change, our results can be materially affected.

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

Changes in government policies on international trade and investment can affect the demand for our products and services, impact the competitive position of our products and services or prevent us from being able to sell or purchase products and services in or from certain countries. Our business benefits from free trade agreements, and efforts to withdraw from, or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher duties or tariffs, import or export licensing requirements, economic sanctions, anti-boycott laws, exchange controls or trade barriers, could have a material adverse effect on our results of operations, financial condition or cash flows. For example, we are experiencing and/or may experience in the future increased duties or tariffs on certain of our products and product components from China, Mexico and Canada. We have planned and begun to implement various efforts in conjunction with our supply chain and end market partners to mitigate the impact of the increased duties and tariffs, but we cannot predict how the duties and tariffs and trade policies may change over time.

U.S. trade policy, including the implementation of duties and tariffs, and other trade barriers, could adversely affect our business and financial results.

The U.S. administration has implemented numerous duties and tariffs on imported materials and products and, in response, various countries have imposed new, or increased existing, duties and tariffs on imports. These duties and tariffs, to the extent that they continue to be imposed, and any new or increased duties and tariffs, may increase the cost of imported materials used by our suppliers and in our products. Duties and tariffs imposed by other countries may apply to our products sold internationally. The ultimate impact of the announced duties and tariffs and any future duties and tariffs will depend on various factors, including the extent to which such duties and tariffs are implemented, the timing of implementation and the amount, scope and nature of such duties and tariffs. If we are unable to mitigate the impact of duties and tariffs, including through product pricing and supply arrangements, our business and financial results could be adversely affected.

In addition, duties and tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products and services and the demand for crude oil and gas. Such conditions could have a material adverse impact on our business, results of operations and cash flows.

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

Moreover, the United States Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government agencies in the other jurisdictions where we and our subsidiaries do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the United States and other countries in which we and our subsidiaries do business could change on a prospective or retroactive basis, and such changes could adversely affect us.

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

As of December 31, 2025, we had an NOL carryforward of $457.3 million, principally consisting of tax attributes acquired from Dril-Quip and Rubicon Oilfield International, LLC (“Rubicon”). The Rubicon NOLs are subject to a significant limitation. However, we do not believe the Merger resulted in an ownership change under Section 382, so the $149.5 million of NOLs acquired from Dril-Quip are not limited.

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

We purchase raw materials, sub-assemblies and components for use in manufacturing operations, which exposes us to volatility in prices for certain commodities. Significant price increases for these commodities could adversely affect our operating profits. Even if we have multiple suppliers of a particular raw material, there are occasionally shortages which lead to price increases. The prices we pay for our raw materials may also be affected by, among other things, tariffs and duties on imported materials and foreign currency exchange rates. Any significant disruption in supply could affect our ability to obtain raw materials or satisfactory substitutes or could increase the cost of such raw materials or substitutes, which could have a material adverse effect on our liquidity, financial position and results of operations. Should our current suppliers be unable or unwilling to provide the necessary parts, raw materials or equipment or otherwise fail to deliver the products timely and in the quantities required, any resulting delays in the provision of our products could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are exposed to counterparty credit risk, including nonpayment and nonperformance by our customers, suppliers or vendors, which could adversely impact our operations, cash flows and financial condition.

Weak economic conditions, volatility in the banking sector and/or widespread financial distress could reduce the liquidity of our customers, suppliers or vendors making it more difficult for them to meet their obligations to us. Severe financial problems encountered by our customers, suppliers and vendors could limit our ability to collect amounts owed to us or to enforce the performance of obligations owed to us under contractual arrangements and/or limit our ability to enter into future contractual arrangements with such customers, suppliers or vendors. Certain of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. In an economic downturn, commodity prices typically decline, and the credit markets and availability of credit can be expected to be constrained. Additionally, certain of our customers’ equity values could decline. The combination of lower cash flow due to commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of available debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to pay or otherwise perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Any increase in the nonpayment and nonperformance by our customers could have an adverse impact on our operating results and could adversely affect our liquidity. In the event that any of our customers was to enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our contracts with such customer at significant expense to us.

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

Our manufacturing capacity is subject to equipment failures and the risk of catastrophic loss due to unanticipated events, such as fires, explosions and adverse weather conditions. Our manufacturing processes depend on critical pieces of equipment. Such equipment may, on occasion, be out of service as a result of unanticipated failures, which could require us to close part or all of the relevant manufacturing and production facility or cause us to reduce production on one or more of our product lines. Any interruption in manufacturing capability may require us to make significant and unanticipated capital expenditures to effect repairs, which could have a negative effect on our profitability and cash flows. We carry extra expense coverage; however, recoveries under insurance coverage that we currently maintain or may obtain in the future may not be sufficient to completely offset the lost revenues or increased costs resulting from a disruption of our operations. A sustained disruption to our business could also result in delays to or cancellations of customer orders and contractual penalties, which may also negatively impact our reputation among our customers. Any or all of these occurrences could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We have pursued and intend to continue to pursue selected, accretive acquisitions of complementary assets and businesses, such as the Merger and the acquisition of DWS, SCF, and Citadel. Acquisitions involve numerous risks, including:

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

The failure to successfully integrate businesses acquired in our recent merger and acquisition transactions could adversely affect our future results.

Strategic mergers and acquisitions are an important element of our growth strategy, and the success of any acquisition we make depends, in part, on our ability to integrate the acquired business and realize anticipated synergies. Our recent mergers and acquisitions involve the integration of companies that, prior to the respective acquisition or merger date, operated independently. The success of these transactions will depend – in large part – on our ability to realize the anticipated benefits, including cost savings, among others, from combining the businesses. To realize these anticipated benefits, the businesses must be successfully integrated. This integration will be complex and time-consuming. The failure to successfully integrate and manage the challenges presented by the integration process may result in the Company not achieving the anticipated benefits from these recent mergers and acquisitions.

Management believes that our recent mergers and acquisitions will provide operational and financial scale, increasing free cash flow and enhancing our corporate returns on invested capital. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from these recent transactions. The anticipated benefits of our recent mergers and acquisitions and actual operating, technological, strategic and revenue opportunities may not be realized fully or at all, or may take longer to realize than expected. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from our recent mergers and acquisitions within the anticipated timing or at all, our business, financial condition and operating results may be adversely affected.

We have also incurred and will continue to incur significant integration-related costs and there is potential for unknown liabilities, unforeseen expenses, delays associated with post-acquisition integration activities and performance shortfalls of the Company as a result of the diversion of management’s attention caused by completing the mergers and acquisitions, and integrating the companies’ operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Additionally, there are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including accounting and finance, asset management, benefits, billing, international trade compliance, health, safety and environmental, human resources, maintenance, marketing, payroll and purchasing. The expenses of integrating these systems could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings.

Inflation could adversely affect the global economy, which could adversely affect our operating results.

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

Global inflation significantly increased in 2022 and 2021 related to the COVID-19 economic recovery and associated disruptions in global demand, supply chains/logistics, and labor markets, as well as the war in Ukraine and related significant increase in energy costs. While the global inflation rate began to ease in 2023 as a result of central bank policy tightening, core inflation has proved persistent as a result of the preceding factors, in addition to others such as the escalating number of significant geopolitical conflicts throughout the world.

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

We are subject to risk from fluctuating manufacturing costs of our products based on surging consumer demand. Prices of these manufacturing costs, including the components and materials of our products, may be affected by supply restrictions or other market factors from time to time. We cannot predict whether the countries in which the components and materials are sourced, or may be sourced in the future, will be subject to new or additional trade restrictions, including the likelihood, type or effect of any such restrictions. Trade restrictions, including embargoes, export and import controls, safeguards and customs restrictions against certain components and materials, as well as labor strikes and work stoppages or boycotts, could increase the cost or reduce or delay the supply of components and materials available to us and our vendors, which could delay or adversely affect the scope of our projects under develop mentor construction and adversely affect our business, financial condition or results of operations.

We may identify material weaknesses in internal controls over financial reporting, which may not be remedied in a timely manner and could affect the reliability of our financial statements and have other adverse consequences.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully. As previously disclosed, we identified material weaknesses in the past that have been remedied. We cannot assure that we will not, in the future, have additional material weaknesses. Should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements. If we fail to remediate any future material weaknesses or maintain proper and effective internal control over financial reporting in the future, we may be required to restate our financial statements, experience delays in satisfying our reporting obligations or fail to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common stock.

Our indebtedness and liquidity needs could restrict our operations and make us more vulnerable to adverse economic conditions.

Our indebtedness, whether incurred in connection with acquisitions, operations or otherwise, and limited access to liquidity may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on such indebtedness as payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

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

Furthermore, our debt agreements contain certain other operating and financial covenants, including the obligation to satisfy a certain fixed charge coverage ratio, a leverage ratio and a liquidity requirement. Our ability to comply with the covenants and restrictions contained in our debt agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our debt agreements, all or a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Our Credit Facility (as defined herein) is secured by liens on substantially all of our assets and certain of our future subsidiaries and guarantees from certain of our future subsidiaries, and any acceleration of our debt obligations could result in a foreclosure on the collateral securing such debt. Our debt agreements also require us to make mandatory prepayments in certain circumstances, including a requirement to make a prepayment of the term loans with a certain percentage of our excess cash flow each year. This excess cash flow payment, and other future required prepayments, will reduce our cash available for investment in our business. Any subsequent replacement of our debt agreements or any new indebtedness could have similar or greater restrictions. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” for additional information.

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

Our and our customers’ operations are exposed to the risks inherent to our industry, such as equipment defects, vehicle accidents, fires, explosions, blowouts, surface cratering, uncontrollable flows of gas or well fluids, pipe or pipeline failures abnormally pressured formations and various environmental hazards, such as oil spills and releases of, and exposure to, hazardous substances. In addition, our and our customers’ operations are exposed to potential natural disasters, including blizzards, tornadoes, storms, floods, other adverse weather conditions and earthquakes. The occurrence of any of these events could result in substantial losses to us or our customers due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties or other damage resulting in curtailment or suspension of our operations or our customers’ operations. The cost of managing such risks may be significant. The frequency and severity of such incidents may affect operating costs, insurability and relationships with customers, employees and regulators. Our customers may elect not to purchase our products and services if they view our environmental or safety record as unacceptable, which could cause us to lose customers and substantial revenues.

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

We provide products and systems to customers involved in oil and natural gas exploration, development and production. Some of our equipment is designed to operate in high-temperature and/or high-pressure environments, and some equipment is designed for use in hydraulic fracturing operations. Because of applications to which our products are exposed, particularly those involving high pressure environments, a failure of such equipment, or a failure of our customers or their contractors to maintain or operate the equipment properly, could cause damage to the equipment, damage to the property of customers and others, personal injury and environmental contamination and could negatively impact customer relationships, which could subsequently have an adverse effect on our business, results of operations and cash flows.

Our customers typically assume responsibility for, including control and removal of, all pollution or contamination which may occur during operations, including that which may result from seepage or any other uncontrolled flow of drilling fluids. Losses due to catastrophic events, such as blowouts, are generally the responsibility of the customer. However, we may have liability in such cases if we are negligent or commit willful acts. In addition, we typically have mutual indemnification agreements with customers on a “knock-for-knock” basis, which generally means that we and our customers assume liability for our respective personnel, subcontractors and property. As a result of this allocation of risk, we may be liable for certain losses, which could be substantial. Furthermore, despite the general allocation of risk whereby our customers have agreed to assume responsibility for or indemnify us against certain liabilities, we might not succeed in enforcing such contractual allocation or might incur an unforeseen liability falling outside the scope of such allocation. Litigation arising from a catastrophic occurrence at a location where our products and equipment are being used may result in our being named as a defendant in lawsuits asserting large claims. In addition, our customers may be unable to satisfy indemnification claims against them. As a result, we may incur substantial losses which could materially and adversely affect our financial condition and results of operations.

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

Our business could be negatively affected by climate change related physical changes or changes in weather patterns. Severe weather events affecting platforms or structures may result in a suspension of our customer’s exploration and production activities. In addition, impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall and hurricane-strength winds may damage our facilities or those of our customers. An increase in severe weather patterns could result in damages to or loss of our equipment, impact our ability to conduct our operations and/or result in a disruption of our customers’ operations which could be material to our results of operations, financial position and cash flows.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Even if our estimates of our TAM and market growth are accurate, our business could fail to grow in line with the market or could decline. Market estimates and growth forecasts, including those of Rystad Energy and our management, are uncertain and based on assumptions and estimates that may be inaccurate. The size of our TAM depends on a number of factors, including changes in the competitive landscape, technological changes, customer budgetary constraints, changes in business practices, changes in the regulatory environment, changes in economic conditions and the price we can charge for our products and services. Even if the markets in which we compete meet the size estimates and growth rates we estimate or forecast, our business could fail to grow at similar rates, if at all, which could cause the trading price of our common stock to decline or be volatile.

Impairment in the carrying value of long-lived assets, inventory and intangible assets could negatively affect our operating results.

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we could incur additional impairment charges related to the carrying value of our long-lived assets.

Long-lived assets, including property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate our property and equipment and definite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We assess recoverability based on undiscounted future net cash flows. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. We incurred long-lived asset write-downs of $3.4 million during the year ended December 31, 2025. These charges are reflected as Impairment of long-lived assets in our Consolidated Statements of Operations and Comprehensive Income.

During 2025, Brent crude oil prices generally declined amid an oversupplied global oil market, falling from a monthly average high of approximately $79 per barrel in January to a monthly low of approximately $63 per barrel in December. According to the January 2026 release of the Short-Term Energy Outlook published by the U.S. Energy Information Administration (EIA), Brent crude oil prices averaged approximately $69 per barrel in 2025, and the price is forecasted to average approximately $56 per barrel in 2026 and $54 per barrel in 2027. Crude oil prices have fluctuated considerably in recent years due to a variety of factors, including global supply and demand imbalances, geopolitical instability, including in Latin America, OPEC+ production decisions, and conflicts in regions such as Eastern Europe and the Middle East. We are unable to predict the impact that future market conditions, geopolitical events, weather-related disruptions or other external factors may have on global energy markets or on our business, financial condition, results of operations or cash flows. Further, continued volatility in market conditions or lower commodity prices may further deteriorate the financial performance or future prospects of our operations from current levels, which may result in an impairment of long-lived assets or inventory and negatively impact our financial results in the period of impairment.

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

Additionally, environmental, health and safety laws and regulations have changed in the past, and they may change in the future and become more stringent. Current and future claims and liabilities with respect to environmental, health and safety laws may have a material adverse effect on both us and our customers because of potential adverse outcomes, defense costs, diversion of management resources, unavailability of insurance coverage and other factors. If existing environmental, health and safety requirements or enforcement policies change, we may be required to make significant unanticipated operating expenditures. Refer to “Business—Environmental, Health and Safety Regulation” for additional information.

Our operations, and those of our customers, are subject to compliance with governmental regulations related to climate change.

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of carbon dioxide, methane and other GHGs. Some of these efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. However, other regulatory measures are increasingly focused on easing GHG emission restrictions. For example, on February 12, 2026, the EPA issued a final rule rescinding the Endangerment Finding that established the Agency’s jurisdiction to regulate GHG emissions from motor vehicles and other sources. The final rule, which will become effective on April 20, 2026, also repealed regulations based on the Endangerment Finding. Some regulatory uncertainty remains, however, as immediate judicial challenges are expected. Additionally, opposing or conflicting measures may be taken at the international, regional, or state levels of government.

Prior federal administrations have enacted climate-related legislation and regulations, and future administrations may seek to reverse the current deregulatory trend. In 2021 and 2022, President Biden signed the Infrastructure Investment and Jobs Act and the Inflation Reduction Act (the “IRA”), which contain billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration, among other provisions. Also, in March 2024, the EPA finalized ambitious rules to reduce harmful air pollutant emissions, including greenhouse gases, from light-, medium-, and heavy-duty vehicles beginning in model year 2027. Though both the IRA and vehicle emissions standards have been have been scaled back or halted under the Trump Administration, these or similar incentives and regulations, if implemented, could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for, and, in turn, the prices of, the oil and natural gas, which could have a material and adverse impact on demand for our products. In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. The IRA amends the Clean Air Act to impose a fee on the emission of methane that exceeds an applicable waste emissions threshold from sources required to report their greenhouse gas emissions to the EPA, including those sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. On November 18, 2024, the EPA published final regulations to facilitate compliance with the methane emissions charge However, on March 14, 2025, President Trump signed a joint congressional resolution disapproving the federal regulations pursuant to the Congressional Review Act. While the underlying Clean Air Act requirements still exist, there is no current regulatory process to assess, calculate, or collect the methane emissions charge. If the Clean Air Act provision is implemented in another form, a methane emissions charge could increase our customers’ operating costs, which could adversely impact our business. While President Trump has signed multiple executive orders seeking to reverse many of these climate rules and incentives, including pausing the disbursement of funds under the IRA and eliminating the “electric vehicle mandate”, numerous proposals have been made and are likely to continue to be made at the international, regional and state levels of government that are intended to limit GHG emissions by enforceable requirements and voluntary measures.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, several states, including Pennsylvania and New Mexico, have adopted regulations restricting the emission of methane from exploration and production activities. At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting “Paris Agreement” calls for the parties to undertake “ambitious efforts” to limit the average global temperature and requires member states to submit non-binding, individually determined reduction goals known as “Nationally Determined Contributions” every five years after 2020. Though the United States has withdrawn from the Paris Agreement (effective January 27, 2026), international, regional, and state actions to limit GHG emissions could reduce the demand for our products. Litigation risks are also increasing as a number of entities have sought to bring suit against various oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as stockholders currently invested in fossil fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, the SEC published final rules on March 28, 2024 relating to the disclosure of a range of climate-related risks. Several lawsuits have been filed challenging the rules. In April 2024, the SEC agreed to pause the rules to facilitate an orderly judicial resolution and in March 2025, the SEC voted to end its defense of the rules. Though the SEC climate disclosure rules are subject to ongoing litigation and final agency action remains pending, the SEC’s withdrawal confirms the federal shift away from climate and Environment Social Governance policies. To the extent similar rules are implemented at a national or state level, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors.

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

Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climate events that could have an adverse effect on our and our customers’ operations.

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

Although we do not conduct hydraulic fracturing, increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and natural gas production activities using hydraulic fracturing techniques. In addition, the adoption of new laws or regulations at the federal, state, local or foreign level imposing reporting obligations on, or otherwise limiting, delaying or banning, the hydraulic fracturing process or other processes on which hydraulic fracturing relies, such as water disposal, could make it more difficult to complete oil and natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our products.

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

In the United States, the Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”). To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, inhabit the areas where our customers operate, the operations of our customers could be adversely impacted. Moreover, drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons. The listing of new species under the ESA in the areas where our customers operate similarly has the potential to adversely impact our operations and demand for our products as a result of restrictions on oil and natural gas activities. The U.S. Fish and Wildlife Service and similar state agencies may also designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. The designation of previously unidentified endangered or threatened species or their habitat could cause the operations of our customers to become subject to operating restrictions or bans, and limit future development activity in affected areas.

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

While we believe that we are not dependent on any one patent to protect our material technology, obtaining patent protection for our products is an important component of our overall competitive business strategy. We currently hold, as of December 31, 2025, approximately 769 U.S. and international patent properties, which give the owner of a patent the right to exclude third parties from making, using, selling, and offering for sale the inventions claimed in the patents in the applicable country. Patent rights do not necessarily grant the owner of a patent the right to practice the invention claimed in a patent, but merely the right to exclude others from practicing the invention claimed in the patent. Patent laws and their implementation vary throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as U.S. laws. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States. It may also be possible for a third party to design around our patents. Furthermore, patent rights have territorial limits. Some of our work will be conducted in international waters and would, therefore, not fall within the scope of any country’s patent jurisdiction. We may not be able to enforce our patents against infringement occurring in international waters and other “non-covered” territories. Also, we do not have patents in every jurisdiction in which we conduct business and our patent portfolio will not protect all aspects of our business and may relate to obsolete or unusual methods, which would not prevent third parties from entering the same market.

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

Our products use proprietary technology and equipment, which can involve potential infringement of a third party’s rights, or a third party’s infringement of our rights, including patent rights. The majority of the intellectual property rights relating to our products are owned by us. However, we have been, and may in the future be, involved in patent litigation and other proceedings involving patents and other intellectual property. For example, DWS is currently party to a patent infringement litigation matter, as described in Note 16. Commitments and Contingencies — Impulse Litigation of our Consolidated Financial Statements included elsewhere in this Annual Report. In the event that we or one of our customers becomes involved in a dispute over infringement of intellectual property rights relating to equipment or technology owned or used by us, services performed by us or products provided by us, we may lose access to important equipment or technology or our ability to provide our products, or we could be required to cease use of some equipment or technology or forced to modify our equipment, technology or products. We could also be required to pay license fees or royalties for the use of equipment or technology or products. In addition, we may lose a competitive advantage in the event we are unsuccessful in enforcing our rights against third parties. Regardless of the merits, any such claims may result in significant legal and other costs, including reputational harm, and may strain our resources. Some of our competitors and current and potential vendors have a substantial amount of intellectual property related to new equipment and technologies. We cannot guarantee that our equipment, technology or products will not be determined to infringe currently issued or future issued patents or other intellectual property rights belonging to others, including, without limitation, situations in which our equipment, technology or products may be covered by patent applications filed by other parties. Technology disputes involving us or our customers or supplying vendors could have a material adverse impact on our business, financial condition, cash flows and results of operations.

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

We also actively pursue patent protection for our proprietary technology and intellectual property. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be respected by third parties. In addition, our competitors may be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets, and this could have a similar effect on our competitive position.

Intellectual property litigation and threats of litigation are becoming more common in the oilfield services industry. We may in the future be involved in litigation, in the United States or abroad, to enforce our patents or other intellectual property rights or to protect our trade secrets and know-how. These actions can require multiple years to come to resolution or settlement, and even if we ultimately prevail, we may be unable to realize adequate protection of our competitive position. In addition, these actions commonly result in counteractions by the affected third parties to attack the validity of our patents. While we intend to prosecute these actions vigorously, there is no guarantee of success, and such effort takes significant financial and management resources from the Company. In the event that one or more of our patents are challenged, a court or the United States Patent and Trademark Office ("USPTO") may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If our patents are invalidated, or if the scope of the claims in any of these patents is limited by a court or USPTO decision, we could be prevented from pursuing certain litigation matters or licensing the invalidated or limited portion of such patents. Such adverse decisions could negatively impact our future, expected revenue. Patent litigation, if necessary or when instituted against us, could result in substantial costs and divert our management’s attention and resources.

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

Third parties from time to time may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates or otherwise violates intellectual property rights. For example, DWS is currently party to a patent infringement litigation matter, as described in Note 16. Commitments and Contingencies — Impulse Litigation of our Consolidated Financial Statements included elsewhere in this Annual Report. We may not prevail in any such legal proceedings related to such claims, and our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. If we are sued for infringement and lose, we could be required to pay substantial damages and/ or be enjoined from using or selling the infringing products or technology. Any legal proceeding concerning intellectual property could be protracted and costly regardless of the merits of any claim and is inherently unpredictable and could have a material adverse effect on our financial condition, regardless of its outcome.

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

We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Our technologies, systems and networks, and those of our customers, vendors, suppliers and other business partners, may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cybersecurity risks may not be sufficient. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

We have experienced IT system disruptions and cyber attacks in the past, and a failure of our IT infrastructure and cyber attacks could adversely impact us in the future.

We depend on our IT systems for the efficient operation of our business. Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. Despite our implementation of security measures, our systems are vulnerable to damage from computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. Additionally, we rely on third parties to support the operation of our IT hardware and software infrastructure, and in certain instances, utilize web-based applications. We routinely monitor our systems for IT disruptions and cyber attacks and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced occasional IT disruptions, cyber attacks and attempted breaches, including attacks resulting from phishing emails. We responded to and mitigated the impact of these incidents. The failure of our IT systems or those of our vendors to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, inappropriate disclosure of confidential and proprietary information, reputational harm, increased overhead costs, loss of important information, theft or misappropriation of funds, violation of privacy or other laws, and exposure to litigation or indemnity claims, including resulting from customer-imposed cybersecurity controls or other related contractual obligations, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Artificial Intelligence presents risks and challenges that can impact our business.

Artificial Intelligence ("AI") presents risks and challenges that could impact our business, including potential breaches of privacy or security incidents related to the use of AI. We are in the early stages of integrating AI tools into our systems, and we expect our third-party service providers as well as our competitors will also develop or use such tools. Over time, AI may become more important to our operations and future growth.

We cannot provide assurance that we will realize any desired or anticipated benefits from AI, and we may face challenges in properly implementing this technology. Additionally, we or our AI service providers may fail to meet existing or rapidly evolving regulatory or industry standards related to privacy and data protection, compliance, and transparency, among others, which could inhibit our or our service providers’ ability to maintain an adequate level of functionality or service.

AI tools used by us or by our service providers could produce inaccurate or unexpected results or behaviors that could harm our business, customers or reputation. While AI systems may enhance productivity, they could also lead to the displacement of certain jobs or roles, which if true, could create social and organizational challenges. Our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do, which may negatively impact our ability to compete effectively.

Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties and global regulatory authorities and subject us to legal liability as well as reputational harm. New laws and regulations are being adopted in various jurisdictions globally, and existing laws and regulations may be interpreted in ways that would affect our business operations and the way in which we use AI. Any of these outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of our or our customers’ property or information and/or materially adversely affect our financial position, operating results or cash flows.

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

We believe that Amberjack's substantial ownership interest in us provides it with an economic incentive to assist us to be successful. Because the lock-up restrictions on transfers or sales of our securities set forth in the stockholders’ agreement entered into in connection with the Merger (the “Stockholders Agreement”) have expired, Amberjack and its affiliates are no longer subject to any obligation to maintain their ownership interest in us and may elect at any time to sell all or a substantial portion of or otherwise reduce their ownership interest in us. If Amberjack sells all or a substantial portion of its ownership interests in us, Amberjack may have less incentive to assist in our success and directors associated with Amberjack may choose to resign from their positions as members of our Board of Directors. Such actions could adversely affect our ability to successfully implement our business strategies which could adversely affect our cash flows or results of operations.

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

Our Board of Directors includes persons who are also directors and/or officers of members of Amberjack or its affiliates. The Stockholders Agreement provides that to the fullest extent permitted by the DGCL and subject to applicable legal requirements and any express agreement, Amberjack and its affiliates and each Amberjack designee to our Board of Directors that is also a director, officer, employee or other representative of Amberjack (collectively, the “Covered Persons”) may, and have no duty not to, (i) invest in, carry on and conduct any business of any kind, nature or description, whether or not such business is competitive with or in the same or similar lines of business as the Company or any of its subsidiaries, (ii) do business with any client, customer, vendor or lessor of any of the Company or its affiliates, and/or (iii) make investments in any kind of property in which the Company or its subsidiaries may make investments. To the fullest extent permitted by the DGCL or any other applicable law, the Company renounces any interest or expectancy to participate in any business, business opportunity, transaction, investment or other matter of any Covered Person as currently conducted or as may be conducted in the future, and waives any claim against a Covered Person and shall indemnify a Covered Person against any claim that such Covered Person is liable to the Company or its stockholders for breach of any fiduciary duty or otherwise solely by reason of such Covered Person’s participation in, or failure to offer or communicate to the Company, its subsidiaries or any controlled affiliates any information regarding, any such business opportunity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”). We have an annual assessment, performed by a third party, of our cyber risk management program against the NIST Cybersecurity Framework. We contract a CyberSecurity Operations Center operating in three locations to provide 24/7 monitoring of our global cybersecurity environment and to coordinate the investigation and remediation of alerts. An annual incident response drill is in place to prepare support teams in the event of a significant incident. Cyber partners are a key part of our cybersecurity infrastructure. We partner with leading cybersecurity companies and organizations, leveraging third-party technology and expertise. We engage with these partners to monitor and maintain the performance and effectiveness of products and services that are deployed in our environment.

Our VP of IT reports to our Chief Financial Officer and is the head of our cybersecurity team. The VP of IT brings over 27 years of dedicated experience in information security and is responsible for assessing and managing our cyber risk management program, informing senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising such efforts. The cybersecurity team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by Innovex. The Audit Committee of the Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The IT department briefs the Audit Committee on the effectiveness of our cyber risk management program, typically on a semiannual basis. In addition, cybersecurity risks are reviewed by our Board of Directors, at least annually, as part of our corporate risk mapping exercise. We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We have experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. Refer to “Item 1A. Risk Factors—Risks Related to Technology Advancement—We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss” and “Item 1A. Risk Factors—Risks Related to Technology Advancement—We have experienced IT system disruptions and cyber attacks in the past, and a failure of our IT infrastructure and cyber attacks could adversely impact us in the future" for additional information.

ITEM 2. PROPERTIES

Below is a list of active properties which we owned or leased as of December 31, 2025. Our facilities secure our obligations under the Credit Facility. In addition to the below properties, we also have several non-material properties which may be idle, sub-leased or undeveloped.

Location	Description / Use	Owned /Leased	Size (sqft)
North America
Alice, TX	Field District	Leased	17,125
Amelia, LA	Field District / Manufacturing	Leased	7,200
Andrews, TX	Field District	Leased	16,480
Andrews, TX	Field District	Owned	5,652
Bonnyville, Alberta, Canada	Warehouse	Leased	11,200
Broussard, LA	Field District	Leased	10,000
Calgary, Alberta, Canada	Office Space	Leased	3,565
Clairmont, Alberta, Canada	Warehouse	Leased	38,700
Conroe, TX	Field District	Leased	28,345
Corpus Christi, TX	Field District	Leased	3,000
Denver, CO	Sales Office	Leased	2,178
Dickinson, ND	Field District	Leased	5,000
Duchess, Alberta, Canada	Warehouse	Leased	8,800
Edmonton, Alberta, Canada	Field District	Leased	201,061
Edmonton, Alberta, Canada	Warehouse	Leased	86,112
Estevan, CA	Field District	Owned	6,000
Grove City, PA	Field District	Leased	24,800
Houston, TX	Field District	Leased	72,000
Houston, TX	Manufacturing	Leased	76,872
Houston, TX	Warehouse	Leased	141,362
Humble, TX	Corporate HQ, Mfg	Leased	175,000
Humble, TX	Warehouse	Leased	92,764
Johnstown, CO	Field District	Leased	9,050
Kindersley, Saskatchewan, Canada	Warehouse	Leased	10,080
Longview, TX	Field District	Leased	10,200
Lucerne , TX	Manufacturing	Owned	165,000
Midland, TX	Field District	Leased	68,830
Mineral Wells , TX	Manufacturing	Owned	130,000
Naples, UT	Field District	Leased	6,000
Odessa, TX	Field District	Leased	16,800
Oklahoma City, OK	Field District	Leased	11,850
Pleasanton, TX	Field District	Leased	9,000
Red Deer, Alberta, Canada	Office Space	Leased	12,800
Red Deer, Alberta, Canada	Warehouse	Leased	18,360
Swift Current, Saskatchewan, Canada	Warehouse	Leased	6,000
Tuttle, OK	Field District	Leased	9,200
Williston, ND	Field District	Leased	49,620
International
Aberdeen, Scotland	Manufacturing	Owned	215,500
Aberdeen, Scotland	Regional Office	Leased	27,242
Abu Dhabi, UAE	Field District	Leased	9,074
Bac Ninh Province, Vietnam	Manufacturing	Leased	137,239
Bogota, Colombia	Office Space	Leased	2,045
Cipolletti, Argentina	Office Space	Leased	1,313
Dammam, Saudi Arabia	Field District	Leased	53,560
Dammam, Saudi Arabia	Manufacturing	Owned	25,700
Dhahran, Saudi Arabia	Warehouse	Leased	10,764
Dubai, UAE	Regional Office	Leased	3,946
Esbjerg, Denmark	Warehouse	Leased	12,600
Funza, Colombia	Warehouse	Leased	15,985
Macaé, Rio de Janeiro, Brazil	Field District / Manufacturing	Owned	183,366
Muscat, Oman	Field District	Leased	8,880
Neuquen, Argentina	Warehouse	Leased	1,050
Nuevo Paraiso, Ecuador	Field District	Leased	112,483
Perth, Australia	Field District	Leased	1,615
Porthlethen, Scotland	Field District	Owned	40,251
Quito, Ecuador	Office Space	Leased	1,722
Shui Yang District, China	Field District	Leased	27,986
Stavanger, Norway	Field District	Owned	1,070
Stavanger, Norway	Field District / Manufacturing	Owned	42,216
Villahermosa, Mexico	Office Space	Leased	27,274
Villahermosa, Mexico	Warehouse	Leased	123,957
Welshpool, Australia	Warehouse	Leased	28,000

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. We do not believe the results of currently pending proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Refer to Note 16. Commitments and Contingencies of our Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding litigation, claims and other legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market for our common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “INVX.”

As of February 18, 2026, we had 27 stockholders of record. The actual number of stockholders is considerably greater than the number of stockholders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have not paid regular dividends in the past and do not currently anticipate paying any dividends in the foreseeable future. We intend to reinvest any retained earnings for the future operation and development of our business, or to use for potential stock repurchases or acquisition opportunities. The Board of Directors will review this policy on a regular basis in light of our earnings, financial position and market opportunities.

Recent Sales of Unregistered Securities

We did not have any sales of unregistered equity securities during the year ended December 31, 2025, other than as previously disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

On February 25, 2025, our Board of Directors approved a share repurchase program (the “New Share Repurchase Program”) that authorizes repurchases of up to an aggregate of $100 million of shares of common stock of the Company with no specified expiration date. There were no share repurchases during the three months ended December 31, 2025 under the New Share Repurchase Program. The remaining maximum dollar value of shares that may yet be purchased under the New Share Repurchase Program is approximately $90.7 million as of December 31, 2025.

	Three Months Ended December 31, 2025
	Total Number of Shares Purchased (1)	Average Price paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased (in millions) Under the Plans or Programs (3)
October 1 - 31, 2025	—	$—	—	$90.70
November 1 - 30, 2025	—	—	—	90.70
December 1 - 31, 2025	23,774	22.77	—	90.70
	23,774	$22.77	—

(1) Includes the following transactions during the three months ended December 31, 2025: (i) the surrender of 23,774 shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the repurchase of no shares of common stock under the New Share Repurchase Program.

(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company's compensation and benefit programs. For the three months ended December 31, 2025, there were 23,774 shares withheld by the Company.

(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of December 31, 2025.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock to the cumulative total shareholder return on the Standard & Poor’s 500 Stock Index, a broad stock index, and the VanEck Oil Services ETF Index (“OIH”), an index of oil and natural gas related companies that represents an industry composite of peers. This graph covers the period from December 31, 2020 through December 31, 2025 and assumes the investment of $100 on December 31, 2020 and the reinvestment of all dividends, if any. The shareholder return set forth is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

Among Innovex International, Inc., the S&P 500 Index and the VanEck Oil Services ETF Index (OIH)

The performance graph above is furnished and not filed for purposes of Section 18 of the Exchange Act and will not be incorporated by reference into any registration statement filed under the Securities Act, unless specifically identified therein as being incorporated therein by reference. The performance graph is not soliciting material subject to Regulation 14A.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position, results of operations, comprehensive income (loss) and cash flows during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes thereto presented elsewhere in this Annual Report.

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

Innovex does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. References in this section to “Innovex,” the “Company,” “we,” “us” and “our” are to Innovex International, Inc. (formerly known as Dril-Quip, Inc.) and its consolidated subsidiaries after giving effect to the Merger and related transactions, unless the context otherwise requires or as otherwise indicated. Except as otherwise indicated, references herein to “Dril-Quip” are to Dril-Quip, Inc. prior to the completion of the Merger.

EXECUTIVE SUMMARY

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

We are a global company, and for the year ended December 31, 2025, the NAM market made up approximately 52% of our revenue, while the International and Offshore markets constituted 48%. Within the NAM market, we have a strong presence in both the United States and Canada. The NAM market is core to us, and we maintain a robust sales and distribution infrastructure across the region. Our products have broad applicability in this market, particularly for horizontal or unconventional wells that have become prevalent methods of oil and natural gas development across the region. We are focused on significantly increasing our revenue from the International and Offshore markets, as these regions are typically subject to long-cycle investment horizons and exhibit relatively less cyclicality than the NAM market. The Middle East, and in particular Saudi Arabia, has been a key source of growth for Innovex. We also operate across Asia, Latin America, Europe and the Gulf of America, among other regions. To enhance our global reach, we have complemented our locations across these markets with a network of strategic distribution, sales and manufacturing partners.

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

We have a broad customer base, ranging from IOCs, NOCs, and E&P companies to multinational and regional oilfield service companies. Once a new product has been commercialized or acquired, our global sales and distribution infrastructure enables us to scale and drive customer adoption quickly.

Our business has produced strong returns on invested capital. Refer to “Non-GAAP Financial Measures” within this section for Return on Capital Employed, which is how we assess the effectiveness of our capital allocation over time. For the year ended December 31, 2025, our net income, income from operations and Adjusted EBITDA were equivalent to 9%, 14% and 19% of revenue, respectively. Over the same period, capital expenditures accounted for 4% of revenue, and we earned $132.6 million in income from operations. For the year ended December 31, 2024, our net income, income from operations, and Adjusted EBITDA were equivalent to 21%, 7% and 21% of revenue, respectively. Over the same period, capital expenditures accounted for 2% of revenue, and we earned $49.1 million in income from operations. We believe that our global sales and distribution network, as well as our manufacturing capacity and vendor network, position us well to drive revenue growth and margin expansion. Refer to “How We Evaluate our Results of Operations” within this section for the definitions of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed, and “Non-GAAP Financial Measures” within this section for a reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed to our most directly comparable financial measures calculated and presented in accordance with GAAP.

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

Recent Developments

On February 7, 2025, we acquired SCF in exchange for $17.7 million of cash, subject to post-closing adjustments. SCF is a Canadian-domiciled entity and parent company to SCF Machining Corporation Vietnam Company Limited, a Vietnam-based company that was established to grow Innovex’s low-cost country supply chain by establishing an exclusive manufacturing vendor to provide Innovex with high quality, low price machined goods.

On February 27, 2025, we entered into the Third Amended and Restated Revolving Credit, Guaranty and Security Agreement among the Company, and each party joined thereto from time to time as a guarantor, as guarantors, the financial institutions from time to time party thereto, as lenders, and PNC Bank, National Association, as the agent for lenders (the “Credit Agreement”) to replace the Previous Credit Agreement (as defined herein). The Credit Agreement provides for a $200 million senior secured revolving credit facility, subject to a borrowing base. The Credit Agreement matures on February 27, 2030. The Credit Agreement, among other things, (i) extended the maturity of the agreement from June 2026 to February 2030, (ii) increased the maximum revolving advance amount from $110 million to $200 million, which may, subject to certain conditions, be increased to $250 million, (iii) eliminated the term loan commitment and (iv) provided for an applicable margin for interest on the loans to be based on availability, effective as of April 1, 2025. The applicable margin under the Credit Agreement will range from 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans.

On May 30, 2025, we acquired Citadel for $69.7 million in cash, subject to post-closing adjustments, resulting in Citadel becoming a wholly owned subsidiary of Innovex. Citadel is a leading provider of differentiated downhole technologies, which are designed to improve its customers’ economics by driving reduced cycle times through improved operational efficiencies and production of high-quality, reliable tools that are used globally in the oil and gas sector.

Refer to Note 3. Mergers and Acquisitions of our Consolidated Financial Statements included elsewhere in this Annual Report for additional information with respect to our recent acquisitions.

On September 23, 2025, we completed the sale of our Eldridge facilities located at 6401 North Eldridge Pkwy, Houston, Texas 77041 (the "Eldridge Facility") to BIG Acquisitions LLC. The purchase price for the sale of the Eldridge Facility was $90.0 million, subject to adjustments. We had also entered into a short-term lease of the Eldridge Facility following the closing of the sale, which extended through the end of 2025, at a rate of $650,000 per month. The short-term lease allows for the completion of ongoing facility consolidation initiatives, ensuring no disruption to customer deliveries.

Market Factors and Trends

Our business is driven by the number of oil and natural gas wells drilled worldwide, which is closely tied to global exploration and production spending. As of January 23, 2026, Rystad Energy expects global upstream energy spending, excluding Iran, Venezuela, Cuba, Russia and China, to stay relatively flat over the next few years. Approximately 32,000 wells were drilled in 2025, which number is expected to slightly decline in 2026, and then recover to approximately 32,000 wells annually from 2027 through 2028. The pace of development activity is driven by expected well profitability and returns, which, in turn, are influenced by several factors, including current global oil and natural gas supply and demand balances, current and expected future prices for oil and natural gas and the perceived stability and sustainability of these commodity prices over time.

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

HOW WE EVALUATE OUR RESULTS OF OPERATIONS

We use a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our results of operations and profitability and include:

•
Revenues Our revenues are generated from product sales, renting tools and from providing services related to the utilization of our products. One of our measures of financial performance is the amount of revenue generated quarterly and annually as revenue is an indicator of overall business growth for the Company.
•
Operating Income We track operating income on an absolute dollar basis and as a percentage of revenue. One of our measures of financial performance is the amount of operating income generated quarterly and annually, as operating income is an indicator of profit derived from our core business operations.
•
Net Income We track net income on an absolute dollar basis and as a percentage of revenue. One of our measures of financial performance is the amount of net income generated quarterly and annually as net income is an indicator of overall profitability of the Company.
•
Adjusted EBITDA We utilize Adjusted EBITDA (a non-GAAP measure) to assess the profitability of our business operations and to compare our operating performance to our competitors without regard to the impact of financing methods and capital structure and excluding costs that management believes do not reflect our ongoing operating performance, and for this reason we believe this measure will provide useful information to investors.

We track Adjusted EBITDA on an absolute dollar basis and as a percentage of revenue, which we refer to as Adjusted EBITDA Margin. We define Adjusted EBITDA as net income before interest expense, income tax expense, depreciation and amortization, (gain) loss on sale of assets, impairment of long-lived assets, and other expense (income), net, further adjusted to exclude certain items which we believe are not reflective of our ongoing performance or which are non-cash in nature. For a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, refer to “Non-GAAP Financial Measures” below.

•
Free Cash Flow We utilize Free Cash Flow (a non-GAAP measure) to evaluate the cash generated by our operations and results of operations. We define Free Cash Flow as net cash provided by (or used by) operating activities less capital expenditures, as presented in our Consolidated Statements of Cash Flows. Management believes Free Cash Flow is useful because it demonstrates the cash that was available in the period that was in excess of our needs to fund our capital expenditures. Free Cash Flow does not represent our residual cash flow available for discretionary expenditures, as we have non-discretionary expenditures, including, but not limited to, principal payments required under the terms of our Credit Facility, which are not deducted in calculating Free Cash Flow. For a reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, refer to “Non-GAAP Financial Measures” below.
•
Return on Capital Employed We utilize Return on Capital Employed (“ROCE”) (a non-GAAP measure) to assess the effectiveness of our capital allocation over time and to compare our capital efficiency to our competitors, and for this reason we believe this measure will provide useful information to investors. We define ROCE as income from operations, before acquisition and integration costs and after tax (resulting in adjusted income from operations, after tax) divided by average capital employed. Capital employed is defined as the combined values of debt and stockholders’ equity. For a reconciliation of ROCE to income from operations, the most directly comparable GAAP measure, refer to “Non-GAAP Financial Measures” below.

Adjusted EBITDA, Free Cash Flow and ROCE do not represent and should not be considered alternatives to, or more meaningful than, net income, income from operations, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP as measures of our financial performance. Our computation of Adjusted EBITDA, Free Cash Flow and ROCE may differ from computations of similarly titled measures of other companies. For a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure, refer to “Non-GAAP Financial Measures” below.

FACTORS AFFECTING THE COMPARABILITY OF OUR RESULTS OF OPERATIONS

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, due to recent and future acquisitions. One way in which we have grown, and will continue to grow, our operations and financial results, is through strategic acquisitions. In May 2023, Legacy Innovex acquired 20% of DWS, a company that manufactures and rents engineered downhole tools designed to improve the performance of directional and horizontal drilling operations. In March 2024, Legacy Innovex entered into the Merger Agreement with Dril-Quip, and the Merger was consummated on September 6, 2024. In November of 2024, we acquired the remaining 80% equity interest in DWS. In February 2025, we acquired SCF, a Canadian-domiciled entity and parent company to SCF Machining Corporation Vietnam Company Limited, a Vietnam-based company. In May 2025, we acquired Citadel, a leading provider of differentiated downhole technologies. As a general matter, following an acquisition, our results of operations are affected by the results of the newly acquired business or operations, the purchase accounting for the acquisition, any debt incurred in connection with the acquisition and expenditures made to integrate the newly acquired business or operations. As a result of our acquisitions and the consolidation of our operating subsidiaries’ into our financial results, the periods presented in our historical financial statements may not be comparable to one another and our future results of operations and financial results may differ. Additionally, as a result of the Merger, we expect to incur recurring administrative expenses related to being a publicly traded corporation that are not reflected in the historical Legacy Innovex’s financial statements.

RESULTS OF OPERATIONS

This section of this Annual Report generally discusses fiscal year 2025 and 2024 results and year-to-year comparisons between fiscal year 2025 to fiscal year 2024. Discussions of fiscal 2023 results and year-to-year comparisons between fiscal 2024 and 2023 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table presents summary consolidated operating results for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Revenues	$978,251	$660,803	$317,448	48%
Cost of revenues(a)	674,971	428,172	246,799	58%
Selling, general and administrative expenses	128,793	116,181	12,612	11%
Gain on sale of assets	(39,825)	(654)	(39,171)	5,989%
Depreciation and amortization	60,742	31,207	29,535	95%
Impairment of long-lived assets	3,427	3,522	(95)	(3)%
Acquisition and integration costs	17,518	33,300	(15,782)	(47)%
Total costs and expenses	$845,626	$611,728	$233,898	38%
Income from operations	132,625	49,075	83,550	170%
Interest expense	2,582	2,430	152	6%
Other (income) expense, net	(1,828)	298	(2,126)	(713)%
Equity method earnings	—	(2,616)	2,616	(100)%
Bargain purchase loss (gain)	3,342	(85,812)	89,154	(104)%
Gain on consolidation of equity method investment	—	(8,037)	8,037	(100)%
Income before income taxes	128,529	142,812	(14,283)	(10)%
Income tax expense	45,231	2,487	42,744	1,719%
Net income	$83,298	$140,325	$(57,027)	(41)%

(a) Cost of revenues excludes depreciation and amortization.

Revenue by Product Family

The following table presents the percentage of revenue contributed by each of our product families during fiscal year 2025 and 2024:

	Year Ended December 31,
	2025	2024
Drilling Enhancement	12%	5%
Fishing & Intervention	7%	11%
Production Solutions	8%	13%
Service, Mileage & Other	3%	4%
Subsea Solutions	24%	15%
Surface Wellheads	8%	3%
Well Completion	22%	28%
Well Construction	16%	21%
Total	100%	100%

Revenue by Geography

The following table presents revenues by geography for the years ended December 31, 2025 and 2024. Revenues are attributable to geographies based on the sales destination of the products or services provided.

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
US – Land	$428,383	$326,292	$102,091	31%
US – Offshore	112,299	85,566	26,733	31%
Other – MEAP (a)	102,726	61,963	40,763	66%
Canada (b)	86,987	34,767	52,220	150%
Other – ECAF (a)	81,580	35,768	45,812	128%
Saudi Arabia	69,566	61,238	8,328	14%
Brazil	39,738	18,930	20,808	110%
Mexico	38,027	21,798	16,229	74%
Argentina	9,524	6,939	2,585	37%
Other – LATAM (a)	9,421	7,542	1,879	25%
Total	$978,251	$660,803	$317,448	48%

(a) No single country included in these categories – Middle East and Asia Pacific (“MEAP”), Europe, Caspian, and Africa ("ECAF"), and Latin America ("LATAM") – generated more than 10% of revenues.

(b) Revenues from Canada are inclusive of $4.2 million in offshore activity for the year ended December 31, 2025.

Revenue in any one of our geographies or in any one of our product family may fluctuate from period to period based on the mix of products and services sold in a given period and the timing of revenue recognition.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenues Our NAM market revenue for the year ended December 31, 2025 was $511.2 million, an increase of $150.1 million from the year ended December 31, 2024, primarily driven by an increase in market share and incremental business operations due to the Merger and acquisitions of DWS, SCF and Citadel. This was offset by a continued reduction in drilling activity in North America due to a decline in the North America onshore rig count during the comparative period. Our International and Offshore market revenue for the year ended December 31, 2025 was $467.1 million, an increase of $167.4 million from the year ended December 31, 2024, primarily driven by increased business operations due to the aforementioned acquisitions.

Cost of revenues, exclusive of depreciation and amortization Total cost of revenues for the year ended December 31, 2025 was $675.0 million, an increase of $246.8 million from the year ended December 31, 2024. The change was primarily attributable to an increase of $80.1 million in personnel expense, coupled with an increase to our product costs as a result of an increase in sales activity.

Selling, general and administrative expenses Selling, general and administrative expense for the year ended December 31, 2025 was $128.8 million, an increase of $12.6 million from the year ended December 31, 2024. The change was primarily attributable to an increase of $23.4 million in wages and bonuses, driven by an increase in our headcount and business activity attributable to our acquisitions during the period, offset by a decrease of $10.4 million in bad debt expense, due primarily to recoveries of outstanding receivables from our prior agent in Saudi Arabia.

Gain on sale of assets Gain on sale of assets for the years ended December 31, 2025 and December 31, 2024 was $39.8 million and $0.7 million, respectively. The change was driven by the sale of our Subsea Tree product line in June 2025 and the Eldridge Facility assets in September 2025, both of which resulted in a gain, offset by normal variations associated with the sale of property and equipment during the period.

Depreciation and amortization Total depreciation and amortization expense for the year ended December 31, 2025 was $60.7 million, an increase of $29.5 million from the year ended December 31, 2024. The change was primarily attributable to the additional depreciation on assets acquired as part of our acquisitions.

Impairment of long-lived assets Long-lived asset impairment expense for the year ended December 31, 2025 was $3.4 million, a decrease of $0.1 million from the year ended December 31, 2024. The impairment expense was primarily related to (i) land and a building in Mexico acquired as part of the Merger that was held for sale at March 31, 2025 and marketed at an amount that was lower than the net book value, which ultimately resulted in an impairment expense of $2.9 million and (ii) declining market conditions associated with our anticipated sub-lease of the prior Dril-Quip corporate office. The land and building in Mexico were reclassified at their net carrying amount from Assets held for sale to Property and equipment, net in our Consolidated Balance Sheets at December 31, 2025. Refer to Note 17. Assets Held for Sale for further information.

Acquisition and integration costs Acquisition and integration costs for the year ended December 31, 2025 were $17.5 million, a decrease of $15.8 million from the year ended December 31, 2024. The change was due to a reduction of costs incurred attributable to the Merger in 2024.

Interest expense Total interest expense was $2.6 million and $2.4 million for the years ended December 31, 2025 and December 31, 2024. Interest expense is comparable for both periods due to similar average total debt and finance lease obligations during the comparative periods.

Other (income) expense, net Total other (income) expense, net for the year ended December 31, 2025 and 2024 was ($1.8) million and $0.3 million, respectively. The change was primarily attributable to the net change in our foreign currency exchange (gains) losses.

Equity method earnings Equity method earnings for the year ended December 31, 2024 consisted of the net earnings in DWS, along with the amortization of our proportional ownership interest in the step up of the fair value of the intangible assets acquired, during the period that DWS was accounted for as an equity method investee. With the purchase of the remaining 80% equity interest in DWS on November 29, 2024, we did not recognize equity method earnings in 2025.

Bargain purchase loss (gain) Bargain purchase loss (gain) for the year ended December 31, 2025 and 2024 was $3.3 million and $(85.8) million, respectively. The bargain purchase gain recognized in 2024 was related to the Merger, while the bargain purchase loss recognized in 2025 was related to measurement period adjustments recognized subsequent to the Merger. Refer to Note 3. Mergers and Acquisitions of our Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

Gain on consolidation of equity method investment Gain on consolidation of equity method investment for the year ended December 31, 2024 was $8.0 million, which was entirely related to the step acquisition of DWS that occurred on November 29, 2024. No activity was recognized in 2025.

Income tax expense Our operations are subject to U.S. federal income tax at an entity level as well as various state income and franchise taxes. In addition, our operations located in international jurisdictions are subject to local country income taxes. Income tax expense for the year ended December 31, 2025 was $45.2 million, an increase of $42.7 million from the year ended December 31, 2024. The change was primarily driven by changes in (i) our mix of income before income taxes by geography and tax jurisdiction, (ii) changes in valuation allowances in foreign jurisdictions, (iii) foreign withholding taxes, and (iv) other non-deductible expenses. For the year ended December 31, 2025, income before taxes was $128.5 million, a decrease of $14.3 million from the year ended December 31, 2024.

Net income Net income for the year ended December 31, 2025 was $83.3 million, a decrease of $57.0 million from the year ended December 31, 2024, as a result of both the bargain purchase gain recognized for the year ended December 31, 2024 and the factors discussed above.

NON-GAAP FINANCIAL MEASURES

Refer to “How We Evaluate our Results of Operations” for the definitions of our non-GAAP financial measures.

Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents a reconciliation of the GAAP financial measure of net income and net income as a percentage of revenue to Adjusted EBITDA and Adjusted EBITDA Margin, respectively, for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Net income	$83,298	$140,325	$(57,027)	(41)%
Interest expense	2,582	2,430	152	6%
Income tax expense	45,231	2,487	42,744	1,719%
Depreciation and amortization	60,742	31,207	29,535	95%
EBITDA	191,853	176,449	15,404	9%
Other non-operating (income) expense, net (1)	(1,828)	298	(2,126)	(713)%
Gain on sale of assets	(39,825)	(654)	(39,171)	5,989%
Impairment of long-lived assets	3,427	3,522	(95)	(3)%
Acquisition and integration costs (2)	17,518	33,300	(15,782)	(47)%
Equity method investment adjustment (3)	—	3,202	(3,202)	(100)%
Bargain purchase loss (gain)	3,342	(85,812)	89,154	(104)%
Gain on consolidation of equity method investment	—	(8,037)	8,037	(100)%
Stock-based compensation	13,798	13,248	550	4%
IPO preparation expenses (4)	—	2,985	(2,985)	(100)%
Adjusted EBITDA	188,285	138,501	49,784	36%
Net income as a % of revenue	9%	21%	—	—
Adjusted EBITDA Margin	19%	21%	—	—

(1) Primarily represents foreign currency exchange (gain) loss, (gain) loss on lease terminations, and other non-operating items.

(2) For the year ended December 31, 2025, acquisition and integration costs consisted of legal, accounting, advisory fees, move, severance and other integration costs associated with the Merger, the acquisition of the remaining equity interest in DWS, and the acquisitions of SCF and Citadel. For the year ended December 31, 2024, acquisition and integration costs consisted of legal, accounting, advisory fees, move, severance and other integration costs associated with the Merger and the acquisition of the remaining equity interest in DWS. These acquisition and integration costs are one-time in nature and represent expenses that we do not view as normal operating expenses necessary to operate our business.

(3) Reflects the elimination of our percentage of interest expense, depreciation, amortization and other non-recurring expenses included within equity method earnings relating to our previously unconsolidated investment in DWS.

(4) Reflects legal, consulting and accounting fees and expenses related to the preparation of Legacy Innovex’s initial public offering.

Adjusted EBITDA for the year ended December 31, 2025 was $188.3 million, an increase of $49.8 million from the year ended December 31, 2024.

ROCE

The following table presents a reconciliation of the GAAP financial measure of income from operations to adjusted income from operations, after tax to ROCE for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Income from operations	$132,625	$49,075	$83,550	170%
Plus: Acquisition and integration costs	17,518	33,300	(15,782)	(47)%
Less: Income tax expense	(45,231)	(2,487)	(42,744)	1,719%
Adjusted Income from Operations, after tax	$104,912	$79,888	$25,024	31%
Beginning debt	35,368	50,390	(15,022)	(30)%
Beginning equity	958,156	328,921	629,235	191%
Ending debt	25,631	35,368	(9,737)	(28)%
Ending equity	1,057,699	958,156	99,543	10%
Average capital employed	$1,038,427	$686,418	$352,010	51%
ROCE	10%	12%	—	—

ROCE for the year ended December 31, 2025 was 10%, a decrease from the year ended December 31, 2024.

Free Cash Flow

The following table presents a reconciliation of the GAAP financial measure of net cash provided by operating activities to Free Cash Flow for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$190,912	$93,439	$97,473	104%
Capital expenditures	(35,132)	(13,594)	(21,538)	158%
Free cash flow	$155,780	$79,845	$75,935	95%

Free Cash Flow for the year ended December 31, 2025 was $155.8 million, an increase of $75.9 million from the year ended December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our existing cash, cash provided by operating activities, and borrowings under the Credit Agreement. We have a share repurchase program in place and may repurchase shares from time to time based on management’s evaluation of market conditions, share price and other factors. As of December 31, 2025, we had cash and restricted cash of $203.4 million and availability under the Credit Agreement (as defined herein) of $138.0 million. Our total indebtedness was $25.6 million as of December 31, 2025.

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

We have certain obligations related to debt maturities, finance leases and operating leases. As of December 31, 2025, we had $23.9 million of minimum non-cancelable lease obligations for 2026, comprised of $8.3 million of finance lease maturities and $15.6 million of non-cancelable operating lease obligations. We have an additional $74.1 million of minimum non-cancelable lease obligations for the periods after December 31, 2026, comprised of $24.2 million of finance lease maturities and $49.8 million of non-cancelable operating lease obligations. As of December 31, 2025, interest rates on our lease obligations range from 2.88% to 12.00%. Refer to Note 11. Leases of our Consolidated Financial Statements included elsewhere in this Annual Report for additional information. In addition, all amounts borrowed under the Credit Agreement become due and payable in 2030. Our effective interest rate on the Term Loan (as defined herein) for the year ended December 31, 2024 was 8.77%; there were no borrowings under the Term Loan as of December 31, 2025, as it was eliminated in connection with the Credit Agreement completed in February 2025. Refer to "Credit Agreement" herein for additional information. Our effective interest rate on the Revolver for the years ended December 31, 2025 and December 31, 2024 was 8.92% and 9.34%, respectively; there were no borrowings on the Credit Agreement as of December 31, 2025. Refer to Note 9. Debt of our Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

We believe that our existing cash on hand, cash generated from operations and available capacity under the Credit Agreement will be sufficient to meet our liquidity needs in the short and long-term. However, if work activity increases, we expect further working capital investment will be required. Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the oil and natural gas industry, availability and cost of raw materials, and other factors, many of which are beyond our control.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$190,912	$93,439	$97,473	104%
Net cash (used in) provided by investing activities	(18,741)	78,444	(97,185)	(124)%
Net cash used in financing activities	(44,919)	(103,072)	58,153	(56)%
Effect of exchange rate changes	2,877	(2,939)	5,816	(198)%
Net increase in cash and restricted cash	$130,129	$65,872	64,257	98%

Statements of cash flows for entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are non-cash changes. As a result, changes reflected in certain lines in our Consolidated Statements of Cash Flows may not reflect the changes in corresponding lines in our Consolidated Balance Sheets.

Operating Activities Net cash provided by operating activities for the year ended December 31, 2025 was $190.9 million, an increase of $97.5 million from the year ended December 31, 2024. The change was primarily attributable to the following:

•
a decrease in net income of $57.0 million;
•
changes in non-cash adjustments to net income from the comparative period, including an increase in (i) depreciation and amortization expense of $29.5 million due to an increase in average fixed assets during the comparative periods, (ii) deferred taxes of $38.9 million attributable to timing differences, (iii) amortization of operating lease right-of-use assets of $4.2 million due to an increase in average operating lease balances during the comparative periods, and (iv) gains on property, equipment disposals of $39.1 million, offset by a decrease in the gain on bargain purchase associated with the Merger of $89.2 million; and
•
the movement in operating assets and liabilities, net of assets acquired as part of our acquisitions.

Investing Activities Net cash used in investing activities for the year ended December 31, 2025 was $18.7 million, a decrease of $97.2 million from the net cash provided by investing activities for the year ended December 31, 2024. The change was primarily attributable to the cash used to fund our acquisitions in 2025, offset by the proceeds from the Eldridge Facility sale in 2025 versus the cash acquired as part of the Merger for 2024.

Financing Activities Net cash used in financing activities for the year ended December 31, 2025 was $44.9 million, a decrease of $58.2 million from the year ended December 31, 2024. The change was primarily attributable to (i) a decrease of $4.8 million in Revolving Credit Facility payments, net of borrowings and (ii) a decrease of $75.0 million in dividend payments given there were no dividends paid in 2025, offset by an increase in common stock repurchases and Term Loan payments of $14.4 million for the twelve months ended December 31, 2025.

Credit Agreement

Legacy Innovex, Tercel Oilfield Products USA L.L.C., Top-Co Inc. and Pride Energy Services, LLC (collectively, the “Original Borrowers”) entered into the Second Amended and Restated Revolving Credit, Term Loan, Guaranty and Security Agreement in June 2022 (as amended in November 2022, April 2023, December 2023, and June 2024, the “Previous Credit Agreement”), with PNC Bank, National Association, as agent, and the lenders party thereto. On September 6, 2024, the Company and TIW Corporation (collectively and together with the Original Borrowers, the “Borrowers”) joined the Credit Agreement as borrowers thereunder. The Previous Credit Agreement provided for (i) a term loan tranche in a principal amount of the lesser of $25.0 million and a certain amount determined based, in part, on appraised values of certain assets of Legacy Innovex and certain of its subsidiaries (the “Term Loan”) and (ii) a revolving credit facility of up to $110.0 million with a $5.0 million sublimit for letters of credit and an $11.0 million swing loan.

The Company, as the borrower, entered into the Third Amended and Restated Revolving Credit, Guaranty and Security Agreement, dated as of February 27, 2025, to replace the Previous Credit Agreement and provide for a revolving credit facility of up to $200.0 million (the “Credit Agreement”), subject to a borrowing base. The Credit Agreement, among other things, (a) extended the maturity of the agreement from June 10, 2026 to February 27, 2030, (b) increased the maximum revolving advance amount from $110 million to $200 million, which may, subject to certain conditions, be increased to $250 million, (c) eliminated the term loan commitment and (d) provided for an applicable margin for interest on the loans to be based on availability, effective as of April 1, 2025. Refer to Note 9. Debt of our Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

Amounts borrowed under the Credit Agreement are subject to an interest rate per annum equal to, at our option, either (a) an alternate base rate determined as the highest of (i) the base commercial lending rate of PNC Bank, National Association, (ii) the overnight federal funds rate plus 0.5% and (iii) so long as available, Daily Simple SOFR (as defined in the Credit Agreement) plus 1% (such base rate to be subject to a 0% floor) or (b) the forward-looking term rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period two business days before such interest period divided by a number equal to 1.00 minus any SOFR reserve percentage (such term rate to be subject to a 0% floor), plus, in each case of clauses (a) and (b) above, an applicable margin based upon availability of the revolving credit line, of 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans. Interest is payable monthly for alternate base rate loans and at the end of the applicable interest period for term SOFR loans (or quarterly if the applicable interest period is longer than three months). The Credit Agreement provides for the issuance of letters of credit, limited to the lesser of total capacity or $10.0 million. As of December 31, 2025 and December 31, 2024, we had no letters of credit outstanding under the Credit Agreement.

In addition to paying interest on outstanding borrowings under the Credit Agreement, we are required to pay a quarterly commitment fee to the lenders under the Credit Agreement equal to 0.25% per annum on the amount by which $200.0 million exceeds the daily unpaid balance of revolving loans under the Credit Agreement plus any swing loans plus any undrawn amount of outstanding letters of credit under the Credit Agreement on any day.

We are subject to various covenants under the Credit Agreement, including limitations on the incurrence of debt, granting of liens, investments, dividends, asset sales, and affiliate transactions. Additionally, if at any time an Event of Default (as defined in the Credit Agreement) has occurred and is continuing or if Excess Availability (as defined in the Credit Agreement) is less than 20% of the maximum revolving advance amount, we must maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. As defined by the Credit Agreement, the fixed charge coverage ratio represents the ratio of Adjusted EBITDA (as defined in the Credit Agreement), less certain capital expenditures, dividends and tax payments, to all scheduled debt payments during the applicable period.

If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the obligations outstanding under the Credit Agreement and exercise other rights and remedies. An event of default includes, among other things, the nonpayment of principal, interest, fees or other amounts, the failure of any representation or warranty to be correct when made or deemed made in all material respects, the failure to perform or observe covenants in the Credit Agreement or other loan documents, subject, in limited circumstances, to certain grace periods, a cross-default to certain other indebtedness if the effect of such default is to cause, or permit the holders of such indebtedness to cause, the acceleration of such indebtedness, the occurrence of bankruptcy or insolvency events, the rendering of material monetary judgments, the invalidity of any guaranty, security agreement or pledge agreement and the occurrence of a Change of Control (as defined in the Credit Agreement).

The obligations under the Credit Agreement are secured by liens on substantially all of the assets of the Company and certain current and future subsidiaries of the Company and guarantees from certain current and future subsidiaries of the Company (the Company together with such subsidiaries, the “Loan Parties”). The Credit Agreement requires us to make mandatory prepayments on the outstanding amount of advances under the Credit Agreement if any Loan Party issues debt other than certain permitted debt or receives proceeds from certain insurance or condemnation claims.

As of December 31, 2024, we had $11.4 million and $14.0 million of borrowings outstanding under the Term Loan and applicable revolving credit facility, respectively. As of December 31, 2025, we had no borrowings outstanding under the Credit Agreement and borrowing capacity available under the Credit Facility was $138.0 million.

Repurchase of Equity Securities

In conjunction with the Merger, effective as of the Closing Date, we maintained the share repurchase plans authorized by the Dril-Quip Board of Directors. Under the share repurchase plans, we were authorized to repurchase up to an aggregate $200 million of our common stock. The repurchase plans had no set expiration date and any repurchased shares were expected to be cancelled. Repurchases under the program were to be made through open market purchases, privately negotiated transactions or plans, instructions or contracts established under Rule 10b5-1 under the Exchange Act. The manner, timing and amount of any purchase were to be determined by management based on an evaluation of market conditions, stock price, liquidity and other factors. The program did not obligate us to acquire any particular amount of common stock and may be modified or superseded at any time at our discretion.

On February 25, 2025, our Board of Directors approved a new share repurchase program (the “New Share Repurchase Program”) that authorizes repurchases of up to an aggregate of $100 million of shares of common stock of the Company with no specified expiration date and terminated all share repurchase plans previously authorized by the Dril-Quip Board of Directors.

For the year ended December 31, 2025, we purchased 625,000 shares under the New Share Repurchase Program for aggregate consideration of $9.3 million. The remaining maximum dollar value of shares that may yet be purchased under the New Share Repurchase Program is $90.7 million as of December 31, 2025. Refer to "Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

Currently, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

BUSINESS SEGMENTS

We operate in one reportable segment as our chief operating decision maker ("CODM") assesses performance and allocates resources based on financial information presented at a consolidated level.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations is derived from the review of our Consolidated Financial Statements prepared in accordance with GAAP, which includes our interpretation of accounting guidance and application through accounting policies. The preparation of financial statements requires the use of judgments and estimates. Our critical accounting estimates are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimates and how they can impact our Consolidated Financial Statements. A critical accounting estimate is one that requires our most difficult, subjective or complex judgments and assessments and is fundamental to our results of operations.

We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following are the critical accounting estimates used in the preparation of our Consolidated Financial Statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes thereto presented elsewhere in this Annual Report.

Income Taxes

Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the carrying amount and tax basis of assets and liabilities using enacted tax laws and rates expected to apply to taxable income in the year in which the differences are expected to reverse. We regularly evaluate the valuation allowances established against deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and potential for benefits from attribute carrybacks. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded. As of December 31, 2025, the valuation allowance for deferred tax assets was $60.6 million. We recognize a tax benefit in our financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position.

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

Impairments

We evaluate our property and equipment and identifiable intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable or if there are potential indicators of impairment. We also perform an annual impairment analysis of goodwill as of December 31st, or whenever there is a triggering event that indicates an impairment loss may have been incurred. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. In addition, if we are required to determine the fair value of our reporting unit to test goodwill for impairment, we must apply estimates, assumptions, and judgment regarding revenue growth, operating margins, capital expenditures, future market conditions, weighted average costs of capital and terminal growth rate, and we must evaluate the metrics of a deemed set of comparable companies and market earnings multiples. Actual results may not align with these assumptions, and our expectations regarding future net cash flows may change such that a material impairment could result.

We believe that the estimates and assumptions used in our impairment assessments are reasonable. However, if market conditions change dramatically, the impact on our forecasts and projections may be significant which could result in future impairments for our reportable unit with long-term assets including goodwill.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2. Summary of Significant Accounting Policies of our Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial position is exposed to a variety of risks, including foreign currency exchange rate risk and interest rate risk. We do not engage in any material hedging transactions, forward contracts or currency trading which could mitigate the market risks inherent in such transactions.

Foreign Currency Exchange Rate Risk

A portion of our revenues are derived internationally and, accordingly, our competitiveness and financial results may be impacted by foreign currency fluctuations where revenues and costs are denominated in local currencies rather than U.S. dollars. For the year ended December 31, 2025, we derived 29% of our revenues from entities that primarily transacted in currencies other than the U.S. dollar. Refer to “Item 1A. Risk Factors—Risks Related to our Business—The scope of our international operations subjects us to risks from currency fluctuations that could adversely affect our liquidity, financial position and results of operations” in this Annual Report for further discussion on our foreign currency exchange risk.

Interest Rate Risk

We are primarily exposed to interest rate risk through the Credit Agreement, which bears interest at the alternate base rate plus an applicable margin or at an adjusted SOFR rate plus an applicable margin. As of December 31, 2025, we had no debt outstanding under the Credit Agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required hereunder is included in this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Refer to "Report of Independent Registered Public Accounting Firm" included in this Annual Report beginning on page F-1.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Financial Statements

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
Exhibits

Each exhibit identified below is filed as a part of this Annual Report.

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

2.3

Purchase and Sale Agreement, dated as of April 21, 2025, by and between Innovex International, Inc. and BIG Acquisitions LLC. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 25, 2025, File No. 001-13439).

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

3.4

Certificate of Amendment to the Restated Certificate of Incorporation of Innovex International, Inc., dated May 14, 2025 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2025, File No. 001-13439).

3.5	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2023, File No. 001-13439).
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

10.17^

Third Amended and Restated Revolving Credit, Guaranty and Security Agreement, dated as of February 27, 2025, among Innovex International, Inc., and each party joined thereto from time to time as a guarantor, as guarantors, the financial institutions from time to time party thereto, as lenders, and PNC Bank, National Association, as the agent for lenders (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K on March 3, 2025 File No. 001-13439).

10.18	Form of Indemnification Agreement. (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K on September 6, 2024, File No. 001-13439).
10.19

Waiver Agreement, dated as of August 25, 2024, by and between Dril-Quip, Inc. and Innovex Downhole Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 26, 2024, File No. 001-13439).

10.20+	Innovex International, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2025, File No. 001-13439).

10.21+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2025, File No. 001-13439).
10.22+	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2025, File No. 001-13439).
19.1	Innovex International, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K on March 3, 2025, File No. 001-13439).
21.1*	Subsidiaries of the Company.
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Innovex International, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K on March 3, 2025, File No. 001-13439.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

^ Certain exhibits and schedules have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule upon the request of the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2026.

INNOVEX INTERNATIONAL, INC.

By:	/s/ Adam Anderson
Adam Anderson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Adam Anderson	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2026
Adam Anderson

/s/ Kendal Reed	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2026
Kendal Reed

/s/ John Lovoi	Director	February 24, 2026
John Lovoi

/s/ Terence Jupp	Director	February 24, 2026
Terence Jupp

/s/ Carri Lockhart	Director	February 24, 2026
Carri Lockhart

/s/ Jason Turowsky	Director	February 24, 2026
Jason Turowsky

/s/ Angie Sedita	Director	February 24, 2026
Angie Sedita

/s/ Bonnie S. Black	Director	February 24, 2026
Bonnie S. Black

/s/ Benjamin M. Fink	Director	February 24, 2026
Benjamin M. Fink

Innovex International, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innovex International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Innovex International, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Acquisition of Citadel Casing Solutions, LLC – Valuation of Customer Relationships

As described in Note 3 to the consolidated financial statements, on May 30, 2025, the Company acquired Citadel Casing Solutions, LLC (“Citadel”) for $69.7 million in cash consideration. Of the acquired intangible assets, $14.1 million of customer relationships were recorded. The fair value was estimated using an income valuation approach, which requires a forecast using the multi-period excess earnings method. The assumptions used to derive the value include significant judgments relating to revenue growth rates, EBITDA margins, contributory asset charges, customer attrition rate, and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of Citadel is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to discount rate. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the discount rate assumption.

Revenue Recognition – Products and Services Revenue

As described in Notes 2 and 4 to the consolidated financial statements, the Company recognized product revenue and service revenue of $685.3 million and $126.3 million, respectively, for the year ended December 31, 2025. Revenue is recognized as, or when, performance obligations are satisfied. Revenue from product sales is recognized at the point in time when control transfers to the customer. Revenue from services is recognized as hours are incurred. The revenue recognized is the amount of consideration expected to be received in exchange for those goods or services. Contracts with customers generally contain only one performance obligation for the related product or service ordered. The transaction price is determined using a fixed unit price as specified in the sales contract times the quantity of products or services sold.

The principal consideration for our determination that performing procedures relating to revenue recognition for products and services revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for products and services revenue. These procedures also included, among others (i) testing revenue recognized for a sample of products and services revenue transactions by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of shipment or services performed, and where applicable, subsequent cash receipts; (ii) testing the cut-off of revenue recognized for a sample of products and services revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, and proof of shipment or services performed, and (iii) testing a sample of outstanding accounts receivable balances as of December 31, 2025 by obtaining and inspecting source documents, such as invoices, proof of shipment or services performed, and where applicable, subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 24, 2026

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Innovex International, Inc.

Opinion on the financial statements

We have audited the consolidated balance sheet of Innovex International, Inc. (formerly known as Innovex Downhole Solutions, Inc.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 (not presented herein), the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2022 to 2024.

Houston, Texas

April 2, 2024 (except for Note 1 as it relates to the common stock conversion and the effects thereof, and Note 2, Segment Information, as to which the date is March 3, 2025)

Innovex International, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and restricted cash	$203,407	$73,278
Trade receivables, net of allowance of $19,752 and $63,875 at December 31, 2025 and December 31, 2024, respectively	237,774	239,506
Contract assets	2,705	5,062
Inventories	248,433	271,173
Assets held for sale	—	4,749
Prepaid expenses and other current assets	35,728	47,623
Total current assets	728,047	641,391
Noncurrent assets
Property and equipment, net	158,874	190,786
Right-of-use assets – operating	52,204	54,873
Goodwill	99,720	60,176
Intangibles, net	116,230	108,363
Deferred tax asset, net	102,375	134,540
Other long-term assets	10,857	7,354
Total noncurrent assets	540,260	556,092
Total assets	$1,268,307	$1,197,483
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$60,711	$65,201
Accrued expenses	49,148	60,593
Operating lease liabilities	12,670	10,547
Contract liabilities	11,986	13,463
Current portion of long-term debt and finance lease obligations	6,709	10,467
Other current liabilities	6,940	2,387
Total current liabilities	148,164	162,658
Noncurrent liabilities
Long-term debt and finance lease obligations	18,922	24,901
Operating lease liabilities	40,986	45,153
Deferred income taxes	500	624
Other long-term liabilities	2,036	5,991
Total noncurrent liabilities	62,444	76,669
Total liabilities	$210,608	$239,327
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	$—	$—
Common stock: $0.01 par value, 200,000,000 and 100,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; 69,077,237 and 69,178,263 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	691	692
Additional paid-in capital	767,650	755,077
Accumulated other comprehensive income (loss)	4,084	(8,863)
Retained earnings	285,274	211,250
Total stockholders’ equity	$1,057,699	$958,156
Total liabilities and stockholders’ equity	$1,268,307	$1,197,483

The accompanying notes are an integral part of these consolidated financial statements.

Innovex International, Inc.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Revenues
Products	$685,293	$527,394	$460,802
Services	126,263	83,127	63,391
Rental	166,695	50,282	31,346
Total revenues	978,251	660,803	555,539
Cost of revenues(a)
Products	522,880	332,372	295,293
Services	98,919	82,109	55,730
Rental	53,172	13,691	9,079
Total cost of revenues	674,971	428,172	360,102
Selling, general and administrative expenses	128,793	116,181	72,797
(Gain) loss on sale of assets	(39,825)	(654)	106
Depreciation and amortization	60,742	31,207	22,659
Impairment of long-lived assets	3,427	3,522	266
Acquisition and integration costs	17,518	33,300	2,327
Income from operations	132,625	49,075	97,282
Interest expense	2,582	2,430	5,506
Other (income) expense, net	(1,828)	298	385
Equity method earnings	—	(2,616)	(2,975)
Bargain purchase loss (gain)	3,342	(85,812)	—
Gain on consolidation of equity method investment	—	(8,037)	—
Income before income taxes	128,529	142,812	94,366
Income tax expense	45,231	2,487	20,440
Net income	83,298	140,325	73,926
Foreign currency translation adjustment	12,947	(10,969)	(1,753)
Comprehensive income	$96,245	$129,356	$72,173
Earnings per common share
Basic	$1.21	$2.82	$2.39
Diluted	$1.20	$2.77	$2.29
Weighted average common shares outstanding
Basic	69,009,209	49,727,093	30,928,647
Diluted	69,381,412	50,627,004	32,338,518

(a) Cost of revenues excludes depreciation and amortization.

The accompanying notes are an integral part of these consolidated financial statements.

Innovex International, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at December 31, 2022	30,928,648	$309	$178,671	$71,982	$318	$251,280
Stock based compensation	—	—	1,962	—	—	1,962
Foreign currency translation adjustment	—	—	—	—	1,753	1,753
Net income	—	—	—	73,926	—	73,926
Balance at December 31, 2023	30,928,648	$309	$180,633	$145,908	$2,071	$328,921
Stock-based compensation	—	—	13,248	—	—	13,248
Foreign currency translation adjustment	—	—	—	—	(10,969)	(10,969)
Net income	—	—	—	140,325	—	140,325
Dividend payment	—	—	—	(74,983)	—	(74,983)
Issuance of common stock for Merger	35,134,652	351	536,922	—	—	537,273
Issuance of common stock – DWS	1,918,558	19	31,196	—	—	31,215
Stock options exercised	1,418,531	14	3,312	—	—	3,326
Equity award vestings	465,921	5	(5)	—	—	—
Shares withheld related to net settlement of equity awards	(688,047)	(6)	(10,229)	—	—	(10,235)
Release of cumulative translation adjustment due to entity closure	—	—	—	—	35	35
Balance at December 31, 2024	69,178,263	$692	$755,077	$211,250	$(8,863)	$958,156
Stock-based compensation	—	—	13,798	—	—	13,798
Foreign currency translation adjustment	—	—	—	—	12,947	12,947
Net income	—	—	—	83,298	—	83,298
Equity award vestings	586,761	6	(6)	—	—	—
Shares withheld related to net settlement of equity awards	(63,256)	(1)	(1,219)	—	—	(1,220)
Repurchase and retirement of common stock	(624,531)	(6)	—	(9,274)	—	(9,280)
Balance at December 31, 2025	69,077,237	$691	$767,650	$285,274	$4,084	$1,057,699

The accompanying notes are an integral part of these consolidated financial statements.

Innovex International, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$83,298	$140,325	$73,926
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	60,742	31,207	22,659
Deferred debt issuance cost amortization	317	409	332
Amortization of operating lease ROU asset	12,498	8,317	7,400
Impairment of long-lived assets	3,427	3,522	266
Bargain purchase loss (gain)	3,342	(85,812)	—
Gain on consolidation of equity method investment	—	(8,037)	—
Stock-based compensation expense	13,798	13,248	1,962
(Gain) loss on sale of property, equipment and lease terminations	(40,082)	(939)	533
Deferred tax, net	34,291	(4,595)	(7,406)
Equity method earnings, net of dividends	—	495	(1,675)
Changes in operating assets and liabilities, net of amounts related to acquisitions:
Trade receivables, net	17,631	13,221	5,271
Inventories	46,625	7,872	(4,533)
Prepaid expenses and other current assets	10,859	(7,775)	(7,752)
Other long-term assets	(3,837)	(2,017)	1,330
Accounts payable	(12,698)	(22,344)	(9,615)
Accrued expenses and other current liabilities	(19,075)	651	792
Other operating assets and liabilities, net	(20,224)	5,691	(7,626)
Net cash provided by operating activities	190,912	93,439	75,864
Cash flows from investing activities
Payments on acquisitions, net of cash acquired	(83,668)	(65,521)	—
Capital expenditures	(35,132)	(13,594)	(15,487)
Proceeds from sale of property and equipment	100,059	3,247	1,410
Equity method investment	—	—	(18,350)
Cash acquired in stock based business combination	—	154,312	—
Net cash (used in) provided by investing activities	(18,741)	78,444	(32,427)
Cash flows from financing activities
Deferred debt issuance cost	(1,455)	—	393
Revolving credit facility borrowings	144,200	187,300	254,500
Revolving credit facility payments	(158,200)	(196,500)	(278,300)
Term loan payments	(11,429)	(6,282)	(5,400)
Subordinated note payments	—	—	(11,893)
Payments on finance leases	(7,535)	(5,698)	(3,865)
Common stock repurchased and retired	(9,280)	—	—
Dividend payment	—	(74,983)	—
Proceeds from exercise of options	—	3,326	—
Taxes paid related to net share settlement of equity awards	(1,220)	(10,235)	—
Net cash used in financing activities	(44,919)	(103,072)	(44,565)
Effect of exchange rate changes	2,877	(2,939)	118
Net change in cash and restricted cash	130,129	65,872	(1,010)
Cash and restricted cash beginning of period	73,278	7,406	8,416
Cash and restricted cash end of period	$203,407	$73,278	$7,406
Supplemental cash flow information:
Cash paid for interest	$1,023	$1,991	$5,747
Non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$14	$1,632	$243
Operating lease assets obtained in exchange for lease obligations	11,441	31,563	13,138
Finance lease assets obtained in exchange for lease obligations	22,913	6,373	6,369
Stock issuance related to business acquisition	—	568,488	—

The accompanying notes are an integral part of these consolidated financial statements.

Innovex International, Inc.

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF BUSINESS

Description of Business

Innovex International, Inc. (“Innovex”, the “Company”, the “Combined Company”, or “we”) designs, manufactures, sells and rents a broad suite of well-centric, engineered products to the global oil and natural gas industry. Our products are sold and rented to international oil companies, national oil companies, independent exploration and production companies and multinational service companies. The products we provide have applications across the well lifecycle for both onshore and offshore oil and natural gas wells, including well construction, well completion, and well production and intervention applications. Our corporate office is located in Humble, Texas.

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

In connection with the consummation of the Merger, the outstanding shares of common stock, par value $0.01 per share, of Legacy Innovex (the “Legacy Innovex Common Stock”) were converted into the right to receive 32,183,966 shares of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”). The number of shares of Company Common Stock received for each share of Legacy Innovex Common Stock by the Legacy Innovex stockholders was equal to 2.0125 (the “Exchange Ratio”).

On November 29, 2024, we acquired the remaining 80% of the issued and outstanding equity securities of Downhole Well Solutions, LLC (“DWS”) for a mixture of cash and equity consideration, resulting in DWS becoming a wholly owned subsidiary of Innovex. Refer to Note 3. Mergers and Acquisitions for further information.

On February 7, 2025, we acquired SCF Machining Corporation (“SCF”) for cash, resulting in SCF becoming a wholly owned subsidiary of Innovex. Refer to Note 3. Mergers and Acquisitions for further information.

On February 25, 2025, our Board of Directors (the "Board") approved a new share repurchase program (the “New Share Repurchase Program”) that authorizes repurchases of up to an aggregate of $100 million of outstanding Company Common Stock. In connection with the New Share Repurchase Program, all share repurchase plans previously authorized by the Board of Directors of Dril-Quip have been terminated. The New Share Repurchase Program does not require us to repurchase a specific number of shares or have an expiration date. Any shares repurchased under the New Share Repurchase Program will be cancelled.

In the second quarter of 2025, our certificate of incorporation was amended to increase the number of capital stock authorized for issuance. Prior to the amendment, the certificate of incorporation authorized us to issue 110,000,000 shares of capital stock, consisting of (i) 100,000,000 shares of Company Common Stock, par value $0.01 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.01 per share. The amendment increased the number of authorized shares of Company Common Stock to 200,000,000 and correspondingly increased the number of authorized shares of our capital stock to 210,000,000; the authorized number of shares of our preferred stock remained at 10,000,000.

On May 30, 2025, we acquired Citadel Casing Solutions, LLC ("Citadel") for cash, resulting in Citadel becoming a wholly owned subsidiary of Innovex. Refer to Note 3. Mergers and Acquisitions for further information.

On September 23, 2025, we completed the sale of the Eldridge facility and associated assets (the "Eldridge Facility"), resulting in the recognition of a gain on the sale of these assets. Refer to Note 17. Assets Held for Sale for further information.

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

Use of Estimates and Assumptions

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount we report in our Consolidated Financial Statements and accompanying notes. Such estimates include, but are not limited to, estimated losses on accounts receivables, estimated realizable value on excess and obsolete inventories, estimates of the fair values of the assets and liabilities acquired through business acquisitions, estimates related to the fair value of the reporting unit for purposes of assessing possible goodwill impairment, expected future cash flows from long lived assets to support impairment tests, stock-based compensation, amounts of deferred taxes and income tax contingencies. Refer to individual accounting policies of each related account below for further information. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates and variances could materially affect our financial condition and results of operations in future periods.

Cash and Restricted Cash

Cash consists of cash on deposit and cash on hand. We consider all highly liquid investments with an original maturity date of less than three months to be cash equivalents. These investments are carried at cost, which approximates fair value. Throughout the year ended December 31, 2025, we maintained cash balances that were in excess of Federal Deposit Insurance Corporation (“FDIC”) insured limits. The majority of our international cash balances are deposited with large international, well capitalized and reputable banks. We closely monitor our international and domestic cash accounts for any default risks, noting none as of December 31, 2025 and 2024, and believe that we are not exposed to any significant credit risk on these amounts.

As of December 31, 2025 and 2024, we had a restricted cash balance of $4.9 million and $3.6 million, respectively. This balance at December 31, 2025 primarily consists of a cash collateral account with JPMorgan Chase Bank, N.A., to facilitate our existing letters of credit. We are required to maintain a balance equal to the outstanding letters of credit, plus 5% at all times, which is considered restricted cash and is included in Cash and restricted cash in our Consolidated Balance Sheets at December 31, 2025. Withdrawals from this cash collateral account are only allowed when a given letter of credit has expired or has been cancelled.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk are cash, restricted cash and trade receivables. Substantially all our sales are to customers whose activities are directly or indirectly related to the oil and natural gas industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. We generally extend credit to these customers and, therefore, collectability of receivables is affected by market conditions in the oil and natural gas industry. We perform ongoing credit evaluations as to the financial condition of our customers with respect to trade receivables. Generally, no collateral is required as a condition of sale. No single customer individually accounted for 10% or more of our consolidated revenue or trade receivables, net as of December 31, 2025 or 2024.

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

Trade receivables, net as of December 31, 2025 and 2024 are as follows:

	December 31,
(in thousands)	2025	2024
Trade accounts receivable	$229,674	$275,106
Unbilled revenue	27,852	28,275
Allowance for credit losses	(19,752)	(63,875)
Trade receivables, net	$237,774	$239,506

The changes in allowance for credit losses during the years ended December 31, 2025, 2024 and 2023 were as follows:

	December 31,
(in thousands)	2025	2024	2023
Balance at January 1	$63,875	$5,015	$3,136
Allowance pertaining to the receivables acquired as part of the Merger	—	72,685	—
Provision for (recovery of) credit losses	(15,456)	(5,049)	3,611
Write-offs charged against allowance	(28,667)	(8,776)	(1,732)
Balance at December 31	$19,752	$63,875	$5,015

Inventory

Inventory is stated at the lower of cost or net realizable value. We determine the costs of all raw materials, work in progress and finished goods inventories using standard cost, which approximates a first-in first-out basis. Cost components of inventories include direct labor, applicable production overhead, and amounts paid to suppliers for materials and products as well as freight costs and, when applicable, duty costs to import the materials and products.

We evaluate the realizability of inventory on a product-by-product basis in consideration of historical and anticipated sales demand, technological changes, product life cycle and component cost trends. As a result of the realizability analysis, inventories have been reduced to the lower of cost or net realizable value. If actual circumstances are less favorable than those projected by management in its evaluation of the net realizable value of inventories, additional write-downs may be required.

Property and Equipment

Property and equipment are stated at acquired cost and depreciated over their estimated useful life utilizing the straight-line method. Expenditures for property and equipment and for items which substantially increase the useful lives of existing assets are capitalized, while routine expenditures for repairs and maintenance are expensed as incurred. The assets and liabilities under finance leases are recorded at the lower of present value of the minimum lease payments or the fair value of the assets. Leasehold improvements and property under finance leases are amortized over the shorter of the remaining lease term or useful life of the related asset. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are recognized in the year of disposal in (Gain)/loss on sale of assets in our Consolidated Statements of Operations and Comprehensive Income.

The table below summarizes the estimated useful lives of assets by category:

Years
Buildings, building improvements and leasehold improvements	Lease term - 30
Manufacturing machinery and equipment	3 - 7
Rental tools	3
Office equipment and computer software	3 - 7
Vehicles	3 - 5
Right-of-use leases – finance	Lease term

Leases

At inception of a contract, we determine if the contract contains a lease. When a lease is identified, we recognize a right-of-use (“ROU”) lease asset and a corresponding lease liability based on the present value of the lease payments over the lease term, discounted using the incremental borrowing rate. The incremental borrowing rate is calculated using an industry-specific yield curve adjusted for our credit rating. We elected a short-term lease accounting policy that allows us to forgo applying the balance sheet recognition requirements to short-term leases. Accordingly, no ROU asset or lease liability is recognized for leases with an initial term of twelve months or less, unless a renewal option is reasonably certain to be exercised, extending the lease beyond a twelve month term. Lease payments include fixed and variable lease components derived from usage or market-based indices. Variable lease payments may fluctuate for a variety of reasons including usage, output, insurance or taxes. These variable amounts are expensed as incurred and not included in the lease assets or lease liabilities. Options to extend or terminate a lease are reflected in the lease payments and lease term when it is reasonably certain that we will exercise those options. For certain leases in which we are the lessee that contain lease and nonlease components, we have elected the practical expedient to account for each as a single lease component, as the nonlease components are not significant to the total consideration of the contract and separating the nonlease component would have no effect on lease classification.

Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in our Consolidated Statements of Operations and Comprehensive Income. Finance lease assets are included in Property and equipment, net, and finance lease liabilities are included in Current portion of long-term debt and finance lease obligations and Long-term debt and finance lease obligations in our Consolidated Balance Sheets. Operating leases are presented as Right-of-use assets – operating and Operating lease liabilities in our Consolidated Balance Sheets. Refer to Note 11. Leases for further information.

Impairment of Long-lived Assets

We perform reviews for impairment of long-lived assets, including property and equipment, intangible assets with definite lives and operating lease right-of-use assets, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The carrying value of an asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

In 2023, Legacy Innovex received an updated third-party quoted market price for a building abandoned in 2022, resulting in an impairment loss of $0.3 million. In the second quarter of 2024, Legacy Innovex obtained an updated third-party quoted market price for the abandoned building for less than the existing carrying value, resulting in an additional impairment loss of $0.5 million. The building was subsequently sold in the third quarter of 2024.

In the second quarter of 2024, Legacy Innovex identified a significant decrease in the market price of a right-of-use asset related to a building lease. Legacy Innovex determined the carrying value was not recoverable and exceeded the fair value. Legacy Innovex then measured the impairment loss by comparing the book value with a current third-party quoted market price, resulting in an impairment loss of $3.0 million.

In the first quarter of 2025, we identified a decrease in the market price of long-lived assets related to land and a building in Mexico classified as assets held for sale at March 31, 2025. We determined the carrying values were not recoverable and exceeded their fair values. We then measured the impairment losses by comparing the book values with current third-party quoted market prices, resulting in a total impairment loss of $2.9 million. In the second quarter of 2025, we identified a significant decrease in the market price of a right-of-use asset related to a building lease, and ultimately determined that the carrying value was not recoverable and exceeded the fair value. We then measured the impairment loss by comparing the book value with a current third-party quoted market price, resulting in an impairment loss of $0.5 million.

Impairment losses recorded are presented as Impairment of long-lived assets in our Consolidated Statements of Operations and Comprehensive Income.

Goodwill

Goodwill is tested for impairment annually as of the year-end balance sheet date, or whenever events or circumstances change indicating that the fair value of a reporting unit with goodwill could be below its carrying amount. We first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required. If the carrying value of the reporting unit including goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized up to a maximum amount of goodwill allocated to that reporting unit. For the years ended December 31, 2025, 2024 and 2023, we recognized no goodwill impairments.

Intangible Assets

Intangible assets, comprised of trade names, customer relationships, non-compete agreements and patents, are amortized using the straight-line method over the assets’ estimated useful lives. The estimated useful lives of intangible assets are based on an evaluation of the circumstances surrounding each asset. The table below summarizes the estimated useful lives of intangible assets by category:

Years
Customer relationships	3 - 12
Non-compete agreements	7
Trade name	3 - 10
Technology, patents and other	5 - 10

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may be impaired. The carrying values are compared to the undiscounted anticipated future cash flows related to those assets. If the carrying value of an intangible asset exceeds the future undiscounted cash flow, an impairment charge is recorded in the period in which such review is performed, to the extent that the carrying value exceeds fair value. We determined that no impairment indicators existed at December 31, 2025, 2024 and 2023. We retire and remove fully amortized intangible assets from the cost and accumulated amortization amounts disclosed.

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

The fair value of inventory is estimated using the comparative sales approach and net realizable value approach. The fair value of property and equipment is estimated using either the market approach (vehicle assets and land) or cost approach (buildings and personal property). Under the market approach, the value reflects the price at which comparable assets are purchased under similar circumstances and the significant judgment and assumption used was defining our comparable sales information based on the age and type of assets being valued. Under the cost approach, the value is based on the cost of a market participant to reconstruct a substitute asset of comparable utility, adjusted for any obsolescence, and the key judgment and assumptions used include the replacement cost new and physical deterioration factors including economic useful life and effective age. The fair value of customer relationships is estimated using a multi-period excess earnings method. Under this method, used to estimate the fair value of customer relationships, the value is derived from cash flow projections for the customer relationships acquired, which includes significant judgments and assumptions relating to baseline revenue and revenue growth rates, EBITDA margins, contributory asset charges, customer attrition rate, and discount rate.

The valuation of an acquired business is based on available information at the acquisition date and assumptions that are believed to be reasonable. However, a change in facts and circumstances as of the acquisition date can result in subsequent adjustments during the measurement period, but no later than one year from the acquisition date. To finalize purchase accounting for significant complex acquisitions, we utilize the services of independent valuation specialists to assist in the determination of fair value. Acquisition related costs are expensed as incurred. Refer to Note 3. Mergers and Acquisitions for additional information.

Equity Method Investment

We utilize the equity method to account for investments when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses of the investee. We record dividends or other equity distributions as reductions in the carrying value of the investment. We classify distributions received from equity method investees using the cumulative earnings approach in our Consolidated Statements of Cash Flows. Under the cumulative earnings approach, distributions received from the unconsolidated entity are presumed to be a return on the investment unless the distributions received exceed cumulative equity in earnings recognized. In 2024, all distributions received before the acquisition of the remaining equity interest in DWS were deemed returns on investment and were therefore classified as Cash flows from operating activities in our Consolidated Statements of Cash Flows. Subsequent to our acquisition of the remaining equity interest in DWS on November 29, 2024, we no longer hold ownership in a business accounted for using the equity method. Refer to Note 3. Mergers and Acquisitions for additional information.

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

The carrying amounts we have reported for financial instruments, including cash and restricted cash, trade receivables, accounts payable and accrued expenses, approximate their fair values due to the short maturity of those instruments, and are considered Level 1. Short-term and long-term debts are recorded at carrying value, which approximates the fair value due to a variable interest rate and our ability to repay at any time, and are considered Level 2.

We account for all stock-based payments to employees, including grants of employee stock options and restricted stock units, based upon their fair values at grant date or the date of later modification over the requisite service period, and these fair value determinations are considered Level 3 for Legacy Innovex stock-based payment awards granted before the Merger. Fair value determinations for stock-based payment awards after the Merger are considered Level 1, with the exception of the Performance Stock Units ("PSUs"), in which the assumptions used in measuring the fair value of the portion of these PSUs subject to targeted levels of total shareholder return ("TSR") are considered Level 3 inputs. Refer to Note 14. Stockholders' Equity for additional information.

Revenue Recognition

Product and Service Revenue We recognize revenue under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) using two methods: over time method and point in time method. Revenues from the sale of standard inventory products, not accounted for under the over time method, are recorded at the point in time when customers obtain control of promised goods or services. The revenue recognized is the amount of consideration which we expect to receive in exchange for those goods or services. Our contracts with customers generally contain only one performance obligation for the related product or service ordered. The transaction price is determined using a fixed unit price as specified in the sales contract times the quantity of products or services sold. The transaction price for service arrangements is determined based on hours incurred multiplied by contractually agreed upon rates. In addition, to determine the transaction price at the time when revenue is recognized, we evaluate whether the price is subject to adjustments, such as for discounts or volume rebates, which are stated in the customer contract, to determine the net consideration to which we expect to be entitled. Taxes collected on sales to customers are excluded from the transaction price.

Revenue from product sales is recognized at the point in time when control transfers to the customer, which is dependent on the associated terms and conditions within our contractual arrangements. Typically, the performance obligations are satisfied upon shipment, and this is when control transfers to the customer. We have elected to treat shipping and handling costs as fulfillment costs (i.e., not a promised good or service). As such, shipping and handling costs are expensed in the period incurred and included in Cost of revenues in our Consolidated Statements of Operations and Comprehensive Income.

Revenue from services is recognized as hours are incurred. We recognize revenue as the services are performed over time. Our payment terms generally range from 30 to 60 days; as such, there is no significant financing component associated with the contract.

We use the over time method on long-term project contracts that have the following characteristics:

•
the contracts call for products which are designed to customer specifications;
•
the structural designs are unique and require significant engineering and manufacturing efforts;
•
product requirements cannot be filled directly from our standard inventory; and
•
we have an enforceable right to payment for any work completed to date and the enforceable payment includes a reasonable profit margin.

For each project in which revenue is recognized under the over time method, which is typically consistent of highly customized product sales, such as subsea trees, we prepare a detailed analysis of estimated costs, profit margin, completion date and risk factors, which include availability of material, production efficiencies and other factors that may impact the project. On a quarterly basis, management reviews the progress of each project, which may result in revisions of previous estimates, including revenue recognition. We calculate the percentage complete and apply the percentage to determine the revenues earned and the appropriate portion of total estimated costs to be recognized. Losses, if any, are recorded in full in the period they become known.

Under the over time method, billings may not correlate directly to the revenue recognized. Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in Contract liabilities as a liability in our Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings, in which case the amounts are reported in Contract assets in our Consolidated Balance Sheets. For the year ended December 31, 2025, there were two projects representing approximately 0.03% of our total revenues and approximately 0.04% of our product revenues, which were accounted for using the over time method of accounting.

Rental Revenue We supply rental equipment to customers through operating leases on a short-term basis, with most equipment on a customer site for three months or less with no variable payment terms. Customers are required to return assets in the same condition as received, less any reasonable wear and tear; otherwise, additional charges will be applied. Our contracts convey the right to control the use of the identified equipment for a period of time in exchange for consideration; as such, these contracts are considered leases in accordance with Accounting Standards Codification Topic 842, Leases (“ASC 842”). Rental revenue is accounted for under the lease guidance in accordance with ASC 842 and recognized ratably over the term of the lease. Customers have the option to extend rental equipment leases for short-term periods, but the options to exercise renewals are not reasonably certain. As such, no assumed lease renewals are included in lease term assessments. Lease contracts do not contain purchase options. No other significant judgments or assumptions were made to determine whether a contract contains a lease.

Refer to Note 4. Revenue for additional information regarding our revenue.

Contingencies

In the ordinary course of business, we are subject to various claims, lawsuits and complaints. We vigorously defend ourselves and prosecute these matters as appropriate. We, in consultation with external legal advisors, will provide for a contingent loss in our Consolidated Financial Statements if, at the date of our Consolidated Financial Statements, it is probable that a liability has been incurred and the amount can be reasonably estimated. The accrual for contingent losses are adjusted periodically as assessments change or additional information becomes available.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of the legal defense costs accrued are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated accrual and may determine to increase the accrual at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so. Refer to Note 16. Commitments and Contingencies for additional information.

Income Taxes

We are a corporation and are subject to U.S. federal as well as state income tax. Additionally, our operations in foreign jurisdictions are subject to local country income taxes. Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the carrying amount and tax basis of assets and liabilities using enacted tax laws and rates expected to apply to taxable income in the year in which the differences are expected to reverse. We regularly evaluate the valuation allowances established against deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and potential for benefits from attribute carrybacks. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded. Our policy is to recognize interest and penalties on uncertain tax positions within the provision for income taxes in income tax expense. Refer to Note 12. Income Taxes for additional information.

We have adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures prospectively for annual periods beginning after December 15, 2024. Refer to "Recent Accounting Pronouncements" in this footnote for further discussion around the requirements of this ASU and Note 12. Income Taxes for additional information.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). Equity instruments are measured at fair value on the grant date consistent with the terms of the award. We use an option pricing model to determine the fair value of stock options on the grant date. We have elected to account for forfeitures as they occur. Compensation expense is recorded on a straight-line basis over the requisite service period in Selling, general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income. For certain awards with a performance condition, cumulative compensation expense is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the associated performance condition. Refer to Note 14. Stockholders' Equity for additional information.

Foreign Currency Transactions

Transactions included in the financial information of each of our subsidiaries are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”) and then translated to the U.S. dollar (“the reporting currency”) as follows:

•
assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;
•
income and expenses for each income statement are translated at the average exchange rates occurring during the year-to-date period;
•
the effect of exchange rate changes on cash are reported in each cash flow statement presented; and
•
all resulting exchange differences are recognized as a separate component within Accumulated Other Comprehensive Income in our Consolidated Balance Sheets.

Research and Development Costs

Research and development costs, including the development costs of new products we intend to market, are expensed as incurred and included in Selling, general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income. Research and development costs were approximately $6.7 million, $3.7 million and $3.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Segment Information

We operate in one reportable segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM assesses performance and allocates resources based on financial information presented at a consolidated level. The types of products and services from which we derive our revenues is disclosed under “Revenue Recognition” in this footnote. We derive revenue globally, and our manufacturing and engineering capabilities exist in multiple locations, but these costs are managed centrally as manufactured parts and engineering capabilities are used to support the global company. The CODM assesses performance for the single reportable segment, which represents the consolidated global entity, based on net income which is reported in our Consolidated Statements of Operations and Comprehensive Income. The measure of segment assets is reported in our Consolidated Balance Sheets as total consolidated assets.

The CODM uses net income to evaluate the profitability of our business operations, evaluate our return on capital, and to compare our operating performance to our competitors. Net income is also used in deciding whether to reinvest profits into the existing business or to use in other ways, such as for acquisitions.

In the prior year, we adopted ASU 2023-07, “Segment Reporting (Topic 280)”, effective retrospectively for the fiscal year ended December 31, 2024.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) generally in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification. We assessed ASUs and disclosure requirements not listed below and determined that they either were not applicable or were not expected to have a material impact to our Consolidated Financial Statements.

Income Taxes (Topic 740)—In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendment improves income tax disclosure requirements by requiring public entities, on an annual basis, to provide disclosure of defined categories in the income tax rate reconciliation, as well as disclosure of income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025.

Expense Disaggregation Disclosures (Subtopic 220-40)—In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The amendment requires additional disclosures of specific income statement expense line items in the notes to the financial statements on both an interim and annual basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. We are currently assessing the impact of ASU 2024-03 on the related disclosures.

NOTE 3. MERGERS AND ACQUISITIONS

Our acquisition of business and equity method investments consisted of the following transactions during the years ended December 31, 2025, 2024 and 2023. Acquisition and integration costs in our Consolidated Statements of Operations and Comprehensive Income represent expenditures directly associated with the closing and integration activities of our Merger and acquisitions completed, and include (i) legal, accounting and advisory fees to complete the Merger and acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance and other integration costs (collectively, "Acquisition and integration costs").

Legacy Innovex and Dril-Quip Merger

As discussed in Note 1. Summary of Business, on the Closing Date, the Merger was consummated. Following the Merger, Legacy Innovex became a wholly owned subsidiary of Dril-Quip, and the name “Dril-Quip, Inc.” was changed to “Innovex International, Inc.” As provided for in the Merger Agreement, Legacy Innovex paid a cash dividend of $75.0 million, or $2.39 per share, to the holders of Legacy Innovex Common Stock on September 6, 2024. The Merger was pursued given the enhanced global scale, footprint, and financial flexibility of combining the two companies. The Merger is accounted for as a reverse acquisition under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), where Legacy Innovex, the legal acquiree, is determined to be the accounting acquirer of Dril-Quip.

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

Fair value of shares transferred to Dril-Quip stockholders (1)	$530,909
Fair value of replacement Dril-Quip stock-based payment awards attributable to the purchase price	6,364
Total purchase price consideration	$537,273

(1) The fair value of shares transferred to Dril-Quip stockholders is based on 34,452,230 shares of Dril-Quip common stock outstanding and the closing stock price of Dril-Quip common stock of $15.41 on the Closing Date.

Final Purchase Price Allocation

In accordance with ASC 805, identifiable assets acquired and liabilities assumed were recorded at their estimated fair values on the Closing Date. The Merger resulted in a gain on bargain purchase recognized in our Consolidated Statements of Operations and Comprehensive Income due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred. Upon completion of its assessment, we concluded that all of the assets acquired and liabilities assumed have been identified and recognized, including any additional assets and liabilities not previously identified or recognized in the acquisition accounting, and that recording a gain on bargain purchase was appropriate and required under U.S. GAAP. The bargain purchase gain was due to the decrease in the share price of legacy Dril-Quip stock from the date the Merger Agreement was signed to the Closing Date, while the agreed upon ratio of Innovex stockholder’s ownership of the Combined Company, as stipulated in the Merger Agreement, remained the same.

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

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Cash and restricted cash	$154,312	—	154,312
Trade receivables	125,155	—	125,155
Contract assets	8,675	—	8,675
Inventories	148,958	—	148,958
Assets held for sale	1,535	—	1,535
Prepaid expenses and other current assets (1)	20,023	(3,342)	16,681
Property and equipment, net	133,690	—	133,690
Right-of-use assets – operating	21,358	—	21,358
Deferred tax asset, net (2)	124,634	(6,847)	117,787
Other long-term assets	5,461	—	5,461
Total assets	743,801	(10,189)	733,612
Accounts payable	48,887	—	48,887
Accrued expenses	28,906	—	28,906
Contract liabilities	14,332	—	14,332
Operating lease liabilities – current	2,080	—	2,080
Current portion of long-term debt and finance lease obligations	595	—	595
Other current liabilities	213	—	213
Long-term debt and finance lease obligations	1,645	—	1,645
Operating lease liabilities – noncurrent	15,397	—	15,397
Other long-term liabilities	1,814	—	1,814
Total liabilities	113,869	—	113,869
Net assets acquired	629,932	(10,189)	619,743
Gain on bargain purchase	(92,659)	10,189	(82,470)
Total purchase consideration	$537,273	—	537,273

(1) Measurement period adjustment is related to receivables acquired due to our evaluation of the facts and circumstances that existed as of the acquisition date.

(2) Measurement period adjustment is related to deferred tax asset adjustment recognized from a refinement of our estimated deferred tax positions by jurisdictions.

We incurred transaction costs in connection with the Merger in the amount of $32.2 million for the year ended December 31, 2024. The costs have been expensed as incurred and recognized in Acquisition and integration costs in our Consolidated Statements of Operations and Comprehensive Income.

Revenue and Earnings

For the period from September 7, 2024 to December 31, 2024, we have included $148.4 million of revenues contributed by the business acquired in the Merger. Due to the integration of operations since the Closing Date, it was impracticable to present stand-alone earnings since the date of the Merger.

Downhole Well Solutions, LLC

On May 1, 2023, Legacy Innovex acquired a 20% equity interest in DWS, via purchasing stock units of DWS, for the purchase price of $17.6 million in cash consideration. On November 29, 2024, we acquired the remaining 80% of the issued and outstanding equity securities of DWS, resulting in DWS becoming a wholly owned subsidiary of Innovex. DWS rents drilling equipment and related technology which is complimentary to our existing product lines.

Prior to the acquisition of the remaining 80% ownership interest in 2024, Legacy Innovex obtained significant influence over DWS through a 20% ownership and one board seat out of three total board seats of representation on the Board of Directors of DWS. The acquisition was accounted for as an equity method investment under Accounting Standards Codification Topic 323, Investments—Equity Method and Joint Ventures (“ASC 323”). The cost of the investment was $15.0 million more than the acquired underlying equity in DWS net assets. The difference was attributable to intangible assets of $13.0 million and equity method goodwill of $2.0 million. The difference pertaining to intangible assets was being amortized to equity method earnings over the remaining useful life of the related asset. For the period from January 1, 2024 to November 29, 2024, we recorded our proportionate share of DWS’s net income of $3.9 million, adjusted for $1.3 million amortization attributed to intangible assets, and DWS distributed $3.1 million of dividends to the Company, which was recorded as a reduction of the carrying value of our equity investment. For the year ended December 31, 2023, we recorded our proportionate share of DWS’s net income of $3.9 million, adjusted for $1.0 million amortization attributed to intangible assets, and DWS distributed $1.3 million of dividends to the Company, which was recorded as a reduction of the carrying value of our equity investment.

As noted above, on November 29, 2024, we acquired the remaining 80% of the issued and outstanding equity securities of DWS. The purchase price for the acquisition consisted of $75.1 million in cash, subject to post-closing adjustments, and 1,918,558 shares of Company Common Stock. We retained an additional $4.0 million of the purchase price (the “Impulse Litigation Holdback Amount”) for purposes of funding any post-closing expenses and liabilities related to a patent infringement-related litigation matter to which DWS is a party. Refer to Note 16. Commitments and Contingencies for further discussion.

Because we acquired control of DWS in the 2024 purchase, the acquisition was accounted for as a step acquisition in accordance with ASC 805. We remeasured our previously held 20% equity interest at its acquisition-date fair value of $27.6 million, which was determined using the implied enterprise value based on the purchase price. The resulting gain of $8.0 million was reflected within Gain on consolidation of equity method investment in our Consolidated Statements of Operations and Comprehensive Income. The following table summarizes the consideration for the acquisition (in thousands, except stock price and shares):

Cash consideration	$75,051
Impulse litigation holdback	4,000
Fair value of equity consideration (1)	31,215
Previously held interest	27,567
Preliminary total purchase price consideration	$137,833
Consideration adjustment (2)	(4,000)
Final total purchase price consideration	$133,833

(1) The fair value of equity consideration is based on 1,918,558 shares transferred and the closing stock price of Company Common Stock of $16.27 on the date of acquisition.

(2) The consideration adjustment is related to the original Impulse Litigation Holdback Amount, which is expected to be fully utilized.

Final Purchase Price Allocation

In accordance with ASC 805, identifiable assets acquired and liabilities assumed were recorded at their estimated fair values on the date of acquisition, along with goodwill of $36.2 million as a result of our preliminary valuation. During 2025, we finalized the valuation and recorded measurement period adjustments to our preliminary estimates, as exhibited in the table below, which resulted in an increase to goodwill in the amount of $4.7 million. These measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date and that, if known, would have affected the measurement of the amounts recognized at that date. Goodwill is primarily attributable to the anticipated synergies expected from the integration of DWS. Based on the current tax treatment, $38.5 million of goodwill is expected to be deductible for income tax purposes over a 15-year period, while the remaining portion is not expected to be deductible for income tax purposes.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Cash and restricted cash	$9,530	$—	$9,530
Trade receivables	9,864	—	9,864
Property and equipment, net	16,426	—	16,426
Right-of-use assets – operating	2,392	—	2,392
Intangibles, net	75,100	—	75,100
Total assets	113,312	—	113,312
Accounts payable	3,682	—	3,682
Accrued expenses (1)	1,656	9,547	11,203
Operating lease liabilities – current	423	—	423
Current portion of long-term debt and finance lease obligations	237	—	237
Long-term debt and finance lease obligations	588	—	588
Operating lease liabilities – noncurrent	1,969	—	1,969
Deferred income taxes	3,168	(798)	2,370
Total liabilities	11,723	8,749	20,472
Net assets acquired	101,589	(8,749)	92,840
Goodwill	36,244	4,749	40,993
Total purchase consideration	$137,833	$(4,000)	$133,833

(1) Measurement period adjustments are related to DWS contingencies. Refer to Note 16. Commitments and Contingencies for further discussion.

The table below represents the detail of the intangible assets acquired and the respective amortization periods (amounts in thousands):

Intangible Type	Weighted Average Amortization Period	Value
Customer relationships	12.0 Years	$67,800
Trade names	10.0 Years	7,300
Total intangibles acquired	11.8 Years	$75,100

Refer to Note 7. Intangible Assets and Goodwill for further discussion of accounting treatment for goodwill and other intangible assets recognized from these acquisitions.

We incurred transaction costs in connection with the acquisition in the amount of $0.6 million for the year ended December 31, 2024. The costs have been expensed as incurred and recognized in Acquisition and integration costs in our Consolidated Statements of Operations and Comprehensive Income.

Revenue and Earnings

For the period from November 30, 2024 to December 31, 2024, we have included $5.6 million of revenues and $2.0 million of earnings contributed by DWS.

SCF Machining Corporation

On February 7, 2025, we acquired SCF in exchange for $17.7 million in cash consideration, subject to post-closing adjustments. SCF is a Canadian-domiciled entity and parent company to SCF Machining Corporation Vietnam Company Limited, a Vietnam-based company that was established to grow Innovex’s low-cost country supply chain by establishing an exclusive manufacturing vendor to provide Innovex with high quality, low price machined goods. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

Preliminary Purchase Price Allocation

In accordance with ASC 805, identifiable assets acquired and liabilities assumed were recorded at their estimated fair values on the date of acquisition. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period. We expect to finalize these amounts as soon as possible but no later than one year from the closing date of the acquisition.

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

(in thousands)	Preliminary Purchase Price Allocation
Cash and restricted cash	$308
Inventories	758
Prepaid expenses and other current assets	722
Property and equipment	1,305
Right-of-use assets – operating	892
Other long-term assets	269
Total assets	4,254
Accounts payable	671
Accrued expenses	372
Operating lease liabilities – current	374
Operating lease liabilities – noncurrent	518
Total liabilities	1,935
Net assets acquired	2,319
Goodwill	15,402
Total purchase consideration	$17,721

We incurred transaction costs in connection with the acquisition in the amount of $0.2 million for the year ended December 31, 2025. The costs have been expensed as incurred and recognized in Acquisition and integration costs in our Consolidated Statements of Operations and Comprehensive Income.

Citadel Casing Solutions, LLC

On May 30, 2025, we acquired Citadel for $69.7 million in cash consideration, subject to post-closing adjustments. We believe this acquisition will enhance our product portfolio and allow us to leverage Citadel's industrial platform. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting. The purchase price includes $3.0 million that was retained by the Company for purposes of funding any post-closing expenses and liabilities identified after the close of the transaction, if necessary. As of December 31, 2025, we have disbursed the entirety of the original $3.0 million retained based on post-closing expenses identified.

Preliminary Purchase Price Allocation

In accordance with ASC 805, identifiable assets acquired and liabilities assumed were recorded at their estimated fair values on the date of acquisition. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period. We expect to finalize these amounts as soon as possible but no later than one year from May 30, 2025, the closing date of the acquisition.

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

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Preliminary Purchase Price Allocation (as Adjusted)
Cash and restricted cash	$3,408	$—	$3,408
Trade receivables	13,059	—	13,059
Inventories (1)	13,238	(1,273)	11,965
Prepaid expenses and other current assets	483	—	483
Property and equipment	8,576	—	8,576
Right-of-use assets – operating	1,193	—	1,193
Other long-term assets	51	—	51
Intangibles	23,800	—	23,800
Total assets	63,808	(1,273)	62,535
Accounts payable	6,111	—	6,111
Accrued expenses	1,539	—	1,539
Operating lease liabilities – current	552	—	552
Other current liabilities	143	—	143
Current portion of long-term debt and finance lease obligations	762	—	762
Operating lease liabilities – noncurrent	641	—	641
Long-term debt and finance lease obligations	2,623	—	2,623
Total liabilities	12,371	—	12,371
Net assets acquired	51,437	(1,273)	50,164
Goodwill	18,226	1,273	19,499
Total purchase consideration	$69,663	$—	$69,663

(1) Measurement period adjustments are related to updated estimated fair value for acquired inventories.

We incurred transaction costs in connection with the acquisition in the amount of $1.2 million for the year ended December 31, 2025. The costs have been expensed as incurred and recognized in Acquisition and integration costs in our Consolidated Statements of Operations and Comprehensive Income.

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

Unaudited Supplemental Pro Forma Financial Information

The unaudited supplemental pro forma information presented below (in thousands) has been prepared for the Company as if we had completed the acquisition of Citadel on January 1, 2024, and completed the Merger and acquisition of the remaining interest in DWS on January 1, 2023. The unaudited supplemental pro forma financial information uses estimates and assumptions based on information available at the time. We believe the estimates and assumptions to be reasonable; however, the unaudited pro forma information is not necessarily indicative of what the Combined Company’s results would have been had the transactions been completed as of the beginning of the periods as indicated, nor does it purport to project our future results. The unaudited pro forma information does not reflect any synergy savings that might have been achieved from combining the operations.

	Year ended December 31, 2025
	As Reported	Pro forma Citadel			Pro forma Combined
Revenues	$978,251	$31,634			$1,009,885
Net income	83,298	8,047			91,345

	Year ended December 31, 2024
	As Reported	Pro forma Citadel	Pro forma Merger	Pro forma DWS	Pro forma Combined
Revenues	$660,803	$66,672	$317,101	$66,042	$1,110,618
Net income	140,325	2,239	(66,334)	12,147	88,377

	Year ended December 31, 2023
	As Reported		Pro forma Merger	Pro forma DWS	Pro forma Combined
Revenues	$555,539		$431,325	$64,565	$1,051,429
Net income	73,926		25,717	11,836	111,479

Pro forma information includes, among others, (i) incremental depreciation and amortization resulting from the property and equipment, lease right-of-use assets and intangible assets acquired, (ii) accounting policy alignment, (iii) adjustments to reflect non-recurring transaction and acquisition related costs incurred directly in connection with the transactions as if they had occurred in the earliest period presented above, (iv) adjustments to reflect the bargain purchase gain as if the Merger occurred on January 1, 2023, (v) the effects of the employee retention and other compensation-related arrangements associated with the Merger, (vi) elimination of the previous equity method investment in DWS, and (vii) the tax-related effects as though the Citadel acquisition had occurred on January 1, 2024 and the Merger and acquisition of the remaining interest in DWS had occurred on January 1, 2023.

NOTE 4. REVENUE

Revenue is recognized as, or when, the performance obligations are satisfied. We generate revenue primarily from three revenue streams: (i) product revenues, (ii) service revenues; and (iii) rental revenues. We sell or rent our products and provide services primarily in onshore U.S. and Canadian (“NAM”) markets and in international and offshore (“International and Offshore”) markets. We attribute rental and service revenue to the country in which the rental or service was performed, while we attribute product sales revenue to the country to which the product was shipped. We have elected the practical expedient to expense commissions as the amortization period associated with the asset that would have been recognized for each order that is one year or less. Rental revenue, as presented in the table below, is accounted for under the lease guidance according to ASC 842 and recognized ratably over the term of the lease.

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

The following table presents our revenues disaggregated by category and by geography:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
(in thousands)	NAM	INTL & Offshore	Total	NAM	INTL & Offshore	Total	NAM	INTL & Offshore	Total
Product revenues	$332,986	$352,307	$685,293	$286,802	$240,592	$527,394	$297,176	$163,626	$460,802
Service revenues	65,849	60,414	126,263	54,952	28,175	83,127	58,100	5,291	63,391
Rental revenues	112,321	54,374	166,695	19,305	30,977	50,282	10,839	20,507	31,346
Total revenues	$511,156	$467,095	$978,251	$361,059	$299,744	$660,803	$366,115	$189,424	$555,539

Revenue by geography is determined based on the sales destination of the products or services. The table below summarizes revenue by geography for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
US – Land	$428,383	$326,292	$356,561
US – Offshore	112,299	85,566	39,124
Other – MEAP (a)	102,726	61,963	39,281
Canada (b)	86,987	34,767	9,554
Other – ECAF (a)	81,580	35,768	21,103
Saudi Arabia	69,566	61,238	47,534
Brazil	39,738	18,930	3,894
Mexico	38,027	21,798	24,370
Argentina	9,524	6,939	8,426
Other – LATAM (a)	9,421	7,542	5,692
Total	$978,251	$660,803	$555,539

(a) No single country included in these categories generated more than 10% of revenues.

(b) Revenues from Canada are inclusive of $4.2 million in offshore activity for the year ended December 31, 2025.

Contract Balances

Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in Contract liabilities as a liability in our Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings, in which case the amounts are reported in Contract assets as an asset in our Consolidated Balance Sheets.

Contract assets are recognized for revenue related to products accounted for using the over time method of accounting and are earned on completion of the performance obligations, for which consideration to be received is conditional on something other than the passage of time. The amounts recognized as contract assets are reclassified to trade receivables upon billing, as at that point, consideration is conditional only upon the passage of time. Contract liabilities represent our obligations to transfer goods or services to customers for which we have received consideration, in full or part, from the customer.

Balances related to contracts with customers consisted of the following (in thousands):

Contract Assets

Contract assets at December 31, 2024	$5,062
Additions	980
Transfers to Trade receivables, net	(3,337)
Contract assets at December 31, 2025	$2,705

Contract Liabilities

Contract liabilities at December 31, 2024	$13,463
Additions	11,181
Revenue recognized	(12,658)
Contract liabilities at December 31, 2025	$11,986

Obligations for returns and refunds were considered immaterial as of December 31, 2025 and 2024.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $0.5 million as of December 31, 2025. We expect to recognize revenue on 100.0% of the remaining performance obligations over the next twelve months.

We apply the practical expedient available under ASC 606, which permits us not to disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 5. INVENTORY

Inventories as of December 31, 2025 and 2024 were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Raw materials	$23,252	$53,586
Work in progress	20,224	24,080
Finished goods	204,957	193,507
Inventory, net	$248,433	$271,173

All amounts in the table above are reported net of obsolescence reserves of $104.0 million and $169.5 million at December 31, 2025 and December 31, 2024, respectively.

NOTE 6. PROPERTY AND EQUIPMENT

A summary of property and equipment as of December 31, 2025 and 2024 consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Land	$13,409	$25,075
Buildings, building improvements and leasehold improvements	50,168	75,689
Manufacturing machinery and equipment	70,579	64,088
Rental tools	73,032	54,456
Office equipment and computer software	3,122	4,516
Vehicles	14,595	19,638
Right-of-use leases – finance	36,341	20,689
Total Property and equipment	261,246	264,151
Less: Accumulated depreciation and amortization	(102,372)	(73,365)
Net Property and equipment	$158,874	$190,786

The amortization expense for the right-of-use finance lease assets is $7.6 million, $6.1 million, and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 11. Leases for further details.

Depreciation expense related to property and equipment was $37.2 million, $16.6 million, and $10.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following tables present our assets by geographic region, net of investments in subsidiaries (in thousands):

	December 31, 2025	December 31, 2024
North America	$454,781	$472,279
Latin America	24,291	24,298
Middle East & Asia Pacific	36,219	34,042
Europe & Africa	24,969	25,473
Total noncurrent assets	$540,260	$556,092

	December 31, 2025	December 31, 2024
North America	$958,607	$609,900
Latin America	58,078	66,895
Middle East & Asia Pacific	160,720	21,780
Europe & Africa	102,405	504,579
Eliminations	(11,503)	(5,671)
Total assets	$1,268,307	$1,197,483

NOTE 7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets include customer relationships, non-compete agreements, trade names, technology, patents, and other intangibles associated with various business and asset acquisitions. These acquired intangible assets were recorded at fair value determined as of the date of acquisition and are being amortized over the period we expect to benefit from the assets.

A summary of intangible assets as of December 31, 2025 and 2024 is as follows (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$145,648	$(46,488)	$99,160
Trade names	11,700	(1,822)	9,878
Technology, patents, and other	8,100	(908)	7,192
Total	$165,448	$(49,218)	$116,230

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$145,966	$(46,693)	$99,273
Trade names	18,280	(9,297)	8,983
Technology, patents, and other	26,633	(26,526)	107
Total	$190,879	$(82,516)	$108,363

Amortization expense on intangible assets for the years ended December 31, 2025, 2024 and 2023 was $15.9 million, $8.5 million and $8.0 million, respectively.

See below for estimated future amortization expenses:

Year	(in thousands)
2026	$15,522
2027	13,953
2028	13,953
2029	12,882
2030	11,137
Thereafter	48,783
Total	$116,230

Goodwill

The following table presents changes in the carrying value of goodwill for the years ended December 31, 2025 and 2024:

(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2023	$94,436	$(70,504)	$23,932
Additions – DWS acquisition	36,244	—	36,244
Balance at December 31, 2024	$130,680	$(70,504)	$60,176
Additions – SCF acquisition	15,402	—	15,402
Additions – Citadel acquisition	18,226	—	18,226
Measurement period adjustments (1)	6,022	—	6,022
Foreign currency translation adjustment	(106)	—	(106)
Balance at December 31, 2025	$170,224	$(70,504)	$99,720

(1) Measurement period adjustments are related to (a) legal defense costs pertaining to DWS contingencies, as discussed in Note 16. Commitments and Contingencies and (b) updated estimated fair value for acquired inventories as of the acquisition date for Citadel. Refer to Note 3. Mergers and Acquisitions for further discussion.

Impairment

We analyzed definite lived intangible assets for impairment as of December 31, 2025, 2024 and 2023 in accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment ("ASC 360"), noting no impairment indicators were present. We analyzed goodwill for impairment as of December 31, 2025, 2024 and 2023, in accordance with Accounting Standards Codification Topic 350 Intangibles—Goodwill and Other ("ASC 350"), noting no impairment indicators were present. For our annual goodwill impairment test as of December 31, 2025, 2024 and 2023, we performed a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit was less than its carrying value as of the test date. We evaluated events and circumstances since the date of our last quantitative or qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance, and it was determined that the reporting unit fair value was, more likely than not, greater than the carrying amount. Therefore, no impairment charges were recorded related to goodwill for the years ended December 31, 2025, 2024 and 2023. We will continue to evaluate our goodwill and definite lived assets for potential triggering events as conditions warrant.

NOTE 8. PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Prepaid expenses	$6,810	$8,400
Current deposits	6,025	12,316
Tax receivables	20,517	21,775
Other current assets	2,376	5,132
Total	$35,728	$47,623

NOTE 9. DEBT

Current and long-term debt obligations consisted of the following as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Current portion of long-term debt and finance lease obligations:
Term loan	$—	$5,000
Finance lease obligations	6,709	5,467
Total current portion of long-term debt and finance lease obligations	6,709	10,467
Long-term debt and finance lease obligations:
Term loan	—	6,429
Revolving credit facility	—	14,000
Finance lease obligations	18,922	4,878
Total long-term debt and finance lease obligations	18,922	25,307
Less: Debt issuance costs, net	—	(406)
Total long-term portion of debt and finance lease obligations, net	18,922	24,901
Total debt and finance lease obligations, net	$25,631	$35,368

Term Loan and Revolving Credit Facility

The Company’s Second Amended and Restated Revolving Credit, Term Loan, Guaranty and Security Agreement (as amended, the “Second A&R Credit Agreement”) dated June 10, 2022, governed separate debt facilities referred to as the Term Loan and the Revolving Credit Facility. The Second A&R Credit Agreement also included additional borrowing capacities, including swing loans and letters of credit. The Second A&R Credit Agreement defined the Company as the borrower and PNC Bank, National Association (“PNC”) as the agent. The Term Loan and the Revolving Credit Facility were secured by substantially all of the assets of the Company and certain of its subsidiaries, subject to certain customary exclusions.

Debt Modifications—In June 2024, the Second A&R Credit Agreement was amended to permit the change in control event, the payment of the cash dividend contemplated by the Merger Agreement and the acquisition of the 80% issued and outstanding equity securities of DWS not then owned by the Company. Refer to Note 3. Mergers and Acquisitions for discussion of the Merger.

On February 27, 2025, we entered into the Third Amended and Restated Revolving Credit, Guaranty and Security Agreement, dated as of February 27, 2025 (the "Third A&R Credit Agreement" or the "Credit Agreement"), to replace the Second A&R Credit Agreement, which provided for a revolving credit facility of up to $200.0 million, subject to a borrowing base (the “Revolver” and, together with the Term Loan, the “Credit Facility”). The Credit Agreement, among other things, (a) extended the maturity of the agreement from June 10, 2026 to February 27, 2030, (b) increased the maximum revolving advance amount from $110 million to $200 million, which may, subject to certain conditions, be increased to $250 million, (c) eliminated the term loan commitment and (d) provided for an applicable margin for interest on the loans to be based on availability, effective as of April 1, 2025. As of December 31, 2025, we had no outstanding borrowings under the Credit Agreement, and borrowing capacity available under the Credit Facility was $138.0 million.

We performed a debt modification analysis in accordance with Accounting Standards Codification Topic 470, Debt ("ASC 470"), and concluded that the elimination of the term loan represented a debt extinguishment. We recognized a loss in February 2025 due to the write-down of the remaining debt issuance costs pertaining to the term loan of $0.4 million. The debt issuance cost attributable to the Credit Agreement as of December 31, 2025 was $1.2 million and is classified as Other long-term assets in our Consolidated Balance Sheets at December 31, 2025. We were in compliance with our debt covenants at December 31, 2025 and 2024.

Interest Expense

Interest expense for the Second A&R Credit Agreement and Third A&R Credit Agreement is calculated based on fixed and floating rate components, displayed below:

Agreement Version:	Second A&R Credit Agreement	Third A&R Credit Agreement
Credit Facility	Term SOFR* + 1.75%	Term SOFR* + 1.50–2.00%
Term Loan	Term SOFR* + 2.00%	n/a

Note: *Forward-looking rate based on the Secured Overnight Financing Rate.

For the years ended December 31, 2024 and 2023, our effective interest rate on the Term Loan was approximately 8.77% and 7.61%, respectively. As of December 31, 2025, there were no borrowings under the Term Loan. For the years ended December 31, 2025, 2024, and 2023, our effective interest rate on the revolving line of credit was approximately 8.92%, 9.34%, and 9.56%, respectively. As of December 31, 2025, there were no borrowings under the Credit Agreement. We have no capitalized interest for the years ended December 31, 2025, 2024 and 2023.

Maturities of Debt

There were no future contractual maturities of long-term debt, excluding finance leases, for the period ended December 31, 2025.

NOTE 10. ACCRUED EXPENSES

A summary of accrued expenses as of December 31, 2025 and 2024 is as follows:

(in thousands)	December 31, 2025	December 31, 2024
Payroll and other compensation expenses	$28,555	$31,670
Property, sales and other non-income related taxes	9,316	11,393
Accrued commission	1,153	1,137
Income taxes	669	2,340
Other accrued liabilities	9,455	14,053
Total	$49,148	$60,593

NOTE 11. LEASES

We lease vehicles, office space, warehouse space, and manufacturing equipment under operating and finance leases expiring in various years. In addition, we have generated sublease income for when we act as a lessor. Total lease expense was $32.1 million, $18.1 million and $14.9 million for the years ended December 31, 2025, 2024 and 2023 respectively.

Our components of net lease cost for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Finance lease – amortization of right-of-use assets	$7,584	$6,072	$4,116
Finance lease – interest on lease liabilities	1,115	678	453
Operating lease cost	15,811	10,464	9,003
Variable lease cost	2,657	806	1,781
Short-term lease cost	5,024	120	100
Sublease income	(78)	—	(529)
Total	$32,113	$18,140	$14,924

Supplemental balance sheet information related to leases as of December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	5.66 years	6.50 years
Finance leases	6.57 years	2.12 years
Weighted average discount rate:
Operating leases	6.64%	6.59%
Finance leases	7.07%	7.23%

Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash payments on leases
Operating cash flows from operating leases	$16,344	$10,615	$8,251
Operating cash flows from finance leases	721	489	413
Financing cash flows from finance leases	7,535	5,698	3,865

Future minimum non-cancelable operating and finance leases mature as follows:

	Leases
(in thousands)	Finance	Operating	Total
2026	$8,254	$15,596	$23,850
2027	4,985	12,748	17,733
2028	3,346	10,104	13,450
2029	2,643	8,053	10,696
2030	2,336	5,611	7,947
Thereafter	10,911	13,326	24,237
Subtotal	32,475	65,438	97,913
Less: amounts representing interest (1)	(6,844)	(11,782)	(18,626)
Present value of payments	$25,631	$53,656	$79,287

(1) Interest rates range from 2.88% – 12.00%.

We act as a lessor where we lease rental tools to customers on a short-term basis. Rental tools are included within Property and equipment, net in our Consolidated Balance Sheets. Refer to Note 6. Property and Equipment for more information. We recognize revenue from rental payments. Refer to Note 2. Summary of Significant Accounting Policies and Note 4. Revenue for more information.

NOTE 12. INCOME TAXES

The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
U.S. Federal & State	$118,066	$(563,863)	$93,357
Foreign	10,463	706,675	1,009
Income before income taxes	$128,529	$142,812	$94,366

The components of income tax expense, presented in accordance with ASU 2023-09 for the year ended December 31, 2025, are as follows:

Year Ended December 31,
(in thousands)	2025
Current
U.S. Federal	$4,383
U.S. State and local	(178)
Foreign	6,735
Total current income tax expense	10,940
Deferred
U.S. Federal	24,425
U.S. State and local	1,230
Foreign	8,636
Total deferred income tax expense	34,291
Total income tax expense
U.S. Federal	28,808
U.S. State and local	1,052
Foreign	15,371
Total income tax expense	$45,231

The components of income tax expense for the years ended December 31, 2024 and 2023 in accordance with guidance prior to the adoption of ASU 2023-09 were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Current
U.S. Federal & State	$1,551	$25,975
Foreign	5,531	1,871
Total current income tax expense	7,082	27,846
Deferred
U.S. Federal & State	$9,724	$(7,941)
Foreign	(14,319)	535
Total deferred income tax benefit	(4,595)	(7,406)
Total income tax expense	$2,487	$20,440

Upon adoption of ASU 2023-09, the reconciliation of income tax expense computed using the US statutory income tax rate of 21% to the actual income tax expense and resulting effective tax rate for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
(in thousands)	Amount	Percent
U.S. federal statutory tax rate	$26,991	21.0%
Effect of cross-border tax laws	226	0.2%
Tax credits	1,672	1.3%
Nontaxable or nondeductible items	1,910	1.5%
Valuation allowance	(1,267)	(1.0)%
Other	416	0.3%
State and local income taxes, net of federal income tax effect (a)	1,085	0.8%
Foreign tax effects	12,289	9.6%
Brazil	6,336	4.9%
Valuation allowance	6,796	5.3%
Other	(460)	(0.4)%
Ecuador	1,953	1.5%
Valuation allowance	2,453	1.9%
Other	(500)	(0.4)%
Saudi Arabia	2,872	2.2%
Foreign withholding tax	3,194	2.5%
Other	(322)	(0.3)%
Other foreign jurisdictions	1,128	0.9%
Worldwide changes in unrecognized tax benefits	1,909	1.5%
Effective income tax	$45,231	35.2%

(a) The states that contribute to the majority (greater than 50%) of the tax effect in this category include North Dakota and New Mexico for 2025.

The reconciliation of income tax expense computed using the US statutory income tax rate of 21% to the actual income tax expense and resulting effective tax rate for the years ended December 31, 2024 and 2023 in accordance with guidance prior to the adoption of ASU 2023-09 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
U.S. statutory income tax rate	$29,991	$19,817
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	(547)	258
Global intangible low-taxed income and foreign derived intangible income	(1,093)	(1,420)
Dividends received deduction	(6,413)	(1,570)
Bargain purchase gain	(18,021)	—
Equity method investment gain	(1,688)	—
Transaction costs	3,552	—
Research & development credit	(283)	(407)
Valuation allowance	(11,298)	(1,495)
State taxes	1,589	2,650
Prior year true up	(213)	853
Foreign rate differential	5,296	1,990
Foreign withholding tax	1,647	(236)
Uncertain tax positions	(33)	—
Other	1	—
Effective income tax expense	$2,487	$20,440
Effective income tax rate	1.7%	21.7%

We recorded tax expense of $45.2 million, $2.5 million and $20.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, our effective tax rate was 35.2%, 1.7% and 21.7%, respectively.

Upon adoption of ASU 2023-09, cash paid for income taxes, net of refunds, for the year ended December 31, 2025 is as follows:

Year Ended December 31,
(in thousands)	2025
U.S. Federal	$(46)
U.S. State
TX	970
Other	48
Foreign
Brazil	1,124
Ecuador	550
Mexico	634
Saudi Arabia	3,194
UK	1,182
Other	2,391
Total cash paid for income taxes (a)	$10,047

(a) Cash taxes paid includes withholding taxes withheld by vendors and submitted to the foreign government on our behalf in lieu of income taxes.

Cash paid for income taxes, net of refunds, during the years ended December 31, 2024 and 2023 was $5.6 million and $28.4 million, respectively.

As of December 31, 2025, we had federal net operating losses of $343.2 million, of which $149.3 million are limited under Section 382 of the Internal Revenue Code. Of the federal net operating losses, $76.9 million are set to begin expiring in 2030 if unused, and $266.3 million are available to be carried forward indefinitely. We also had $86.8 million of foreign net operating losses, generally expiring within 5, 10, or 20 years from the year of generation and state net operating loss carryforwards of $27.3 million beginning to expire in 2036, of which $17.2 million are limited by Section 382 of the Internal Revenue Code.

	Year Ended December 31,
(in thousands)	2025	2024
Deferred tax assets:
Intangible assets	$7,353	$9,657
Uniform capitalization of inventory	2,577	3,113
Inventory reserves	21,278	32,678
Net operating loss carryforward	94,525	79,500
Lease liability	17,884	13,851
Allowance for doubtful accounts	4,736	13,876
Capitalized R&D costs	—	7,310
Income tax credit carryforward	26,421	29,677
Property and Equipment	5,000	4,590
Other	3,124	4,122
Gross deferred tax assets	$182,898	$198,374
Valuation allowance	(60,615)	(53,268)
Total deferred tax assets	$122,283	$145,106
Deferred tax liabilities:
Deferred revenue	(752)	7,103
Withholding tax	(2,253)	(3,192)
GAAP to STAT deferred	(557)	(1,601)
Right-of-use asset	(16,846)	(13,500)
Total deferred tax liabilities	$(20,408)	$(11,190)
Net deferred tax assets	$101,875	$133,916

As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of December 31, 2025, it was determined that there is sufficient positive evidence to conclude that it is more likely than not that $101.9 million of deferred taxes are realizable. The valuation allowance was $60.6 million and $53.3 million at December 31, 2025 and December 31, 2024, respectively. The change in valuation allowance of $7.3 million was primarily driven by an $8.3 million valuation allowance established in foreign jurisdictions where we do not believe we will be able to realize the deferred tax assets, offset by releases in jurisdictions where we believe we can realize our deferred tax assets.

The changes in valuation allowance during the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Balance at January 1	$53,268	$46,886	$46,466
Adjustments pertaining to deferred tax assets acquired as part of the Merger (1)	—	18,084	—
Charges to costs and expenses (2)	8,300	1,398	2,359
Reversals (3)	(884)	(13,192)	(1,179)
Adjustments (4)	(69)	92	(760)
Balance at December 31	$60,615	$53,268	$46,886

(1) We have adjusted certain valuation allowances as a result of the Merger and purchase price accounting.

(2) We have recorded valuation allowances on deferred tax assets attributable to net operating losses in certain jurisdictions due to uncertainty of our ability to utilize these assets in future periods. During 2025, we recorded valuation allowances of $1.4 million and $9.5 million related to domestic deferred tax assets and foreign deferred tax assets, respectively.

(3) We reverse valuation allowances on deferred tax assets in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized. In 2025, reversals were primarily driven by release in foreign jurisdictions where we now believe we will utilize deferred tax assets or restructuring changes.

(4) We have adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions, the expiration of carryforward periods for net operating loss carryforwards, and foreign exchange rate movements.

As of December 31, 2025, federal income tax returns for 2022 through 2024 remain open for examination. The foreign and state statute of limitations vary by jurisdiction but are generally open for examination after 2019.

We have $19.3 million of excess foreign tax credits, of which $16.6 million will expire in years ending 2029 to 2035, while $2.7 million are carried forward indefinitely. We have $8.7 million of general business credits which expire in years ending 2037 to 2045.

We have recorded $2.1 million in uncertain tax positions in 2025, primarily related to uncertainty around federal tax credits. Uncertain tax positions of $0.2 million, if recognized, would affect our effective tax rate. A tabular reconciliation of the total amounts of uncertain tax positions at the beginning and end of the period were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Balance at beginning of year	$240	$—	$—
Additions for tax positions related to current year	2,058	273	—
Reduction for tax positions related to the prior year	—	(33)	—
Balance at end of year	$2,298	$240	$—

The amounts above exclude accrued interest and penalties of $0.1 million at December 31, 2025. We classify interest and penalties relating to uncertain tax positions within Income tax expense, net in our Consolidated Statements of Operations and Comprehensive Income.

Except in Brazil, we no longer assert permanent reinvestment. We maintain a deferred foreign tax liability, which had a balance of $2.2 million as of December 31, 2025 and is primarily related to estimated foreign withholding tax associated with repatriating non-U.S. earnings back to the United States. For the earnings we intend to indefinitely reinvest, no deferred tax liabilities for foreign withholding or other taxes have been recorded.

The OECD recently enacted model rules for a new global minimum tax framework, also known as "Pillar Two", and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. We have considered the possible implication of the legislation passed or in consideration of being passed, and we do not believe these rules will have a material impact on our taxes in the near future.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have included provisions effective in 2025 in our calculations and will continue to monitor future administrative guidance and regulations that clarify the legislative text of the OBBBA and the bill’s potential effect on our income taxes.

NOTE 13. EARNINGS PER SHARE

Basic earnings per share of Company Common Stock is calculated by dividing the net income attributable to the Company during the period by the weighted average number of shares of Company Common Stock outstanding during the same period. Diluted earnings per share, if dilutive, includes the incremental effect of issuable shares from stock awards, as determined using the treasury stock method. Potentially dilutive shares are excluded from the computation of diluted income per share if they have an anti-dilutive effect in the period.

As a result of the Merger, as discussed in Note 1. Summary of Business, all historical per share data, number of shares and number of issuable shares from stock awards were retroactively adjusted by applying the Exchange Ratio to the Legacy Innovex basic and diluted weighted average number of shares. The following table summarizes the basic and diluted earnings per share calculations:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Numerator:
Net income (in thousands)	$83,298	$140,325	$73,926
Denominator:
Basic weighted average number of shares outstanding	69,009,209	49,727,093	30,928,647
Dilutive effect of equity awards	372,203	899,911	1,409,871
Diluted weighted average number of shares	69,381,412	50,627,004	32,338,518
Income per share:
Basic	$1.21	$2.82	$2.39
Diluted	$1.20	$2.77	$2.29
Potentially dilutive shares excluded as anti-dilutive	12,703	64,147	1,441,068

NOTE 14. STOCKHOLDERS' EQUITY

Equity Incentive Plans

In conjunction with the Merger, effective as of the Closing Date, the 2017 Omnibus Incentive Plan of Dril-Quip, Inc. (the “2017 Plan”), as amended, was maintained as our continuing equity incentive plan for the benefit of employees of the Company or any of its subsidiaries and members of the Board of Directors. The 2017 Plan provides for awards of stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units, cash awards and performance awards. The 2017 Plan is administered by the Compensation Committee, which is composed entirely of independent directors, for all employee awards and by the Board of Directors for all director awards.

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

On May 14, 2025, at the 2025 annual meeting of our stockholders, upon the recommendation of the Board of Directors, our stockholders approved the Innovex 2025 Long-Term Incentive Plan (the “2025 LTIP”). From and after May 14, 2025, no new grants were made under the 2017 Plan after the effective date. The 2025 LTIP provides for awards of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards, cash awards and performance awards. Up to 5,000,000 shares of common stock may be issued, either made available from authorized and unissued shares, treasury shares, or previously issued shares that have been reacquired by us. The total number of shares available for future issuance under the 2025 LTIP is 4,320,716 shares as of December 31, 2025.

Stock-based compensation expense recorded was $13.8 million, $13.2 million, and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total stock-based compensation expense by award type is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Restricted stock awards	$1,741	$2,944	$—
Restricted stock units	9,954	7,132	1,205
Performance unit awards	428	2,155	—
Director stock compensation awards	1,209	46	—
Stock options	—	971	757
Performance stock units	466	—	—
Total stock-based compensation expense	$13,798	$13,248	$1,962

For the years ended December 31, 2025 and 2024, the income tax benefit recognized in net income for stock-based payment awards was $1.7 million and $8.1 million, respectively. No income tax benefit was recognized in net income for stock-based payment awards for the year ended December 31, 2023.

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

RSAs granted in 2022 and 2023 remained outstanding and, to the extent earned, will be settled in shares of Company Common Stock, subject to appropriate adjustments to the number of shares related to each award. As of September 6, 2024, 493,048 shares of Company Common Stock subject to RSAs were outstanding under the 2017 Plan; $4.9 million of their fair value is attributable to post-Merger services and is recognized as equity-based compensation expense in the post-combination period to the extent earned. The fair value of RSAs settled in shares during the year ended December 31, 2025 was $1.8 million. Activity related to RSAs is as follows:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value per Stock Unit
Unvested, December 31, 2024	139,742	$23.02
Granted	—	—
Vested	(97,720)	22.64
Forfeited	(8,501)	20.34
Unvested, December 31, 2025	33,521	22.84

As of December 31, 2025, we expect $0.4 million of unrecognized compensation cost related to RSA grants to be recognized over the weighted–average period of 0.8 years.

Restricted Stock Units

Dril-Quip RSUs—Under the 2017 Plan, Dril-Quip awarded certain employees with key roles related to a prior acquisition Dril-Quip RSUs, which is an unfunded and unsecured promise to deliver common stock subject to time vesting. Dril-Quip RSUs do not provide ownership rights until settlement occurs (i.e., delivery of the underlying shares of common stock). These Dril-Quip RSUs are restricted as to transference, sale, and other disposition, and vest ratably over a two-year period.

Dril-Quip RSUs granted in 2023 and 2024 remained outstanding at the Closing Date of the Merger and, to the extent earned, will be settled in shares of Company Common Stock, subject to appropriate adjustments to the number of shares related to each award. No additional RSUs from the 2017 Plan were granted in 2025.

Legacy Innovex RSUs—Under the 2016 Legacy Innovex Plan, Legacy Innovex previously granted RSUs subject to vesting and forfeiture conditions during applicable restriction periods, as set forth in an applicable Award Agreements.

When RSUs are originally granted to employees or non-employee directors, they are valued at fair value on the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period for awards expected to ultimately vest. The RSUs granted in 2024 have two different vesting schedules. Immediately upon close of the Merger, 224,541 RSUs vested; as a result, we recorded $3.9 million of compensation expense related to these RSUs on the Closing Date. The remaining RSUs granted in 2024 will vest over two years beginning from the date of the Merger. RSUs granted in 2023 vest ratably over a three or four year period. No additional RSUs from the 2016 Legacy Innovex Plan were granted in 2025.

2025 LTIP RSUs—Under the 2025 Long-Term Incentive Plan, we granted RSUs subject to vesting and forfeiture conditions during applicable restriction periods, as set forth in an applicable award agreements. These RSUs are valued at fair value on the grant date, and we recognize stock-based compensation expense on a straight-line basis over the requisite service period for awards expected to ultimately vest.

The fair value of RSUs settled in shares during the year ended December 31, 2025 was $8.4 million. Activity related to RSUs is as follows:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value per Stock Unit
Unvested, December 31, 2024	706,394	$16.51
Granted	941,199	15.12
Vested	(471,363)	17.95
Forfeited	(31,551)	14.79
Unvested, December 31, 2025	1,144,679	14.82

As of December 31, 2025, we expect $12.2 million of unrecognized compensation cost related to RSU grants to be recognized over the weighted–average period of 1.9 years.

Performance Unit Awards

Under the 2017 Plan, Dril-Quip awarded Performance Units to officers and key employees. Under the terms of the Performance Units, participants may earn from 0% to 200% of their target award based upon the Company’s relative TSR in comparison to the 15 component companies of the Philadelphia Oil Service Index and the S&P 500 Index. Starting with the 2022 grants, the Philadelphia Oil Service Index was replaced by the VanEck Oil Services ETF Index.

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

Performance Units granted in 2022 and 2023 remained outstanding and, to the extent earned, will be settled in shares of Company Common Stock, subject to appropriate adjustments to the number of shares related to each award. The fair value of Performance Units settled in shares during the year ended December 31, 2025 was $0.3 million. Activity related to Performance Units is as follows:

	Number of Performance Units	Weighted-Average Grant Date Fair Value per Stock Unit
Unvested, December 31, 2024	26,054	$23.03
Granted	28,468	14.49
Vested	(19,470)	23.11
Forfeited	(4,313)	14.49
Unvested, December 31, 2025	30,739	16.27

As of December 31, 2025, we expect $0.4 million of unrecognized compensation cost related to Performance Unit awards to be recognized over the weighted–average period of 2.2 years.

Director Stock Compensation Awards

Under the 2017 Plan, a stock compensation program for the directors is authorized whereby the directors may elect to receive all or a portion of their fees in the form of restricted stock awards ("DSAs") in an amount equal to 125% of the fees in lieu of cash. The awards are made quarterly on the first business day after the end of each calendar quarter and vest on January 1 of the second year after the grant date. Effective January 1, 2025, directors may no longer elect to receive restricted stock awards in excess of 100% of their fees in lieu of cash.

As per the grant agreement, DSAs become fully vested upon a change-in-control event, and the Merger qualified as a change-in-control event. As such, all 75,537 DSAs outstanding at the Closing Date became fully vested as of the date of the Merger and were included in the purchase price consideration. Activity related to DSAs is as follows:

	Number of Director Stock Compensation Awards	Weighted-Average Grant Date Fair Value per Stock Unit
Unvested, December 31, 2024	15,604	$14.68
Granted	70,584	18.36
Vested	—	—
Forfeited	—	—
Unvested, December 31, 2025	86,188	17.69

As of December 31, 2025, we expect $0.3 million of unrecognized compensation cost related to DSA grants to be recognized over the weighted–average period of 0.2 years.

Stock Options

Under the 2016 Legacy Innovex Plan, Legacy Innovex previously granted stock options which generally vested in equal increments over four years and had a ten-year term. Pursuant to the Merger Agreement, each stock option became fully vested and settled immediately prior to the effective time of the Merger. Due to the accelerated vesting, we recognized all remaining unamortized compensation expense of $0.6 million upon close of the Merger.

During the year ended December 31, 2023, after adjustment for the Exchange Ratio, a total of 835,175 options were granted with a total grant date fair value of $5.0 million. The intrinsic value of options exercised in the year ended December 31, 2024 was $19.8 million. No options were exercised in 2025 or 2023. As of December 31, 2025, we had no unrecognized stock-based compensation expense attributable to stock options.

Performance Stock Units

Under the 2025 LTIP, certain members of senior management were awarded PSUs that are subject to the achievement of certain levels of specified market and performance goals, in addition to time-based vesting requirements. The market goal for PSUs granted is targeted levels of TSR relative to the TSR of the companies in the VanEck Oil Services ETF Index. The performance goal for the PSUs granted is one of our non-GAAP measures, based on the achievement of a targeted Return on Capital Employed (“ROCE”).

Both the performance and market goals are weighted 50% and measured over a three-year period. The number of PSUs that may vest in full after three years ranges from 0% to 200% of the target amount. The awards become eligible to vest only if the goals are achieved and will vest only if the grantee remains employed by us through each applicable vesting date.

The fair value of the portion of the PSUs subject to targeted levels of relative TSR is estimated on the date of grant using a Monte Carlo simulation model. The Monte Carlo methodology that we use to estimate the fair value at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the portion of the PSUs subject to targeted levels of relative TSR at the date of grant must be recognized as compensation expense even if the market condition is not achieved, and is reflected over the service period and reduced for forfeitures as they occur. The weighted average of assumptions used in the valuation model for the year ended December 31, 2025 were as follows:

Risk-free interest rate	3.91%
Expected stock price volatility	45.70%
Expected life (in years)	2.57

The risk-free interest rate is obtained as of the grant date with terms matching the performance period. The expected stock price volatility is based on our trading history and the trading history of our peers. The expected life in years is based on the remaining performance measurement period. The expected dividend yield used is 0.0%, as management does not currently intend on paying out dividends in the future.

The fair value of the portion of the PSUs subject to targeted levels of non-GAAP ROCE is estimated on the grant date based on the closing price of our common stock. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost is based on the portion of the awards that is probable to vest and is reflected over the service period. We recognize the effect of award forfeitures as an adjustment to compensation expense in the period the forfeiture occurs. Activity related to PSUs was as follows:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value per Stock Unit
Unvested, December 31, 2024	—	$—
Granted	119,127	18.84
Vested	—	—
Forfeited	—	—
Unvested, December 31, 2025	119,127	18.84

As of December 31, 2025, we expect $1.8 million of unrecognized compensation cost related to PSU grants to be recognized over the weighted–average period of 2.3 years.

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

During the twelve months ended December 31, 2025, we repurchased 625,000 shares at an average price of $14.89 under the New Share Repurchase Program for approximately $9.3 million and have retired such shares. As of December 31, 2025, we had remaining authorization to repurchase up to approximately $90.7 million of our shares.

NOTE 15. RELATED PARTY TRANSACTIONS

Related parties include key management personnel and their close family members having authority and responsibility for planning, directing, and monitoring the activities of the Company directly or indirectly. In the normal course of business from time to time, we receive services and products from, or sell products, services and rentals to, related parties, in transactions that are either not material or approved in accordance with our Related Party Transaction Approval Policy. Such transactions are considered related party purchases or related party revenue only during the period of time in which the customer or vendor had a related party relationship with the Company.

The total of purchases from vendors that were related parties were $0.3 million, $2.2 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Total revenue earned from customers that were related parties were $1.0 million, $9.3 million and $3.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. In October 2023, we added a new member to Legacy Innovex’s Board of Directors who was an executive of Pioneer Natural Resources, Inc. (“Pioneer”), an established customer of Legacy Innovex. Effective June 2024, this director no longer works for Pioneer and therefore is no longer considered a related party. Of the $9.3 million of revenue earned from related parties for the year ended December 31, 2024, $5.7 million related to Pioneer. At December 31, 2025 we had no outstanding net trade receivables due from customers that are related parties and at December 31, 2024 we had $0.2 million of outstanding net trade receivables due from customers that are related parties.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Litigation

We are sometimes involved in legal proceedings and certain regulatory matters. We record a liability for those legal proceedings and regulatory matters when we determine it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We also disclose when it is reasonably possible that a material loss may be incurred. From time to time, we may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if we believe settlement is in the best interest of the Company and our stockholders. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.

Impulse Litigation

In conjunction with the DWS acquisition, $4.0 million of the purchase price (the “Impulse Litigation Holdback Amount”) was retained by the Company for purposes of funding any post-closing expenses and liabilities related to a patent infringement litigation matter to which DWS is a party, captioned Impulse Downhole Solutions Ltd., and Impulse Downhole Tools USA Ltd (collectively hereto referred to as “Impulse”), v. Downhole Well Solutions, LLC, Civil Action No. 4:23-cv-02954, in the United States District Court for the Southern District of Texas Houston Division (the “Impulse Litigation”). This lawsuit was filed in 2023 by Impulse Downhole Solutions, Ltd and Impulse Downhole Tools USA Ltd. against DWS alleging infringement of several of Impulse Downhole Solutions Ltd. U.S. patents related to friction reduction tools used in directional oil drilling.

We cannot predict with any degree of certainty the outcome of the Impulse Litigation or determine the extent of any potential liability or damages. As of December 31, 2025, we estimate that the remaining Impulse Litigation Holdback Amount will be fully utilized given the amount of legal defense costs incurred on the case. In connection with this litigation matter, as of December 31, 2025, we have an accrual of $5.0 million, consisting of estimated future legal defense costs. It is reasonably possible that the estimate will change in the near term and the effect of the change could be material and therefore we can provide no assurance as to the scope and outcome of these matters. Accordingly, we can provide no assurance that our business, financial position, results of operations or cash flows will not be materially adversely affected. We believe that the case is without merit and we intend to vigorously defend this matter.

NOTE 17. ASSETS HELD FOR SALE

At December 31, 2025, we had no assets identified as held for sale in accordance with ASC 360 in our Consolidated Balance Sheets.

In the first quarter of 2025, we identified a decrease in the market price of long-lived assets related to land and a building in Mexico classified as assets held for sale at March 31, 2025. We determined the carrying values were not recoverable and exceeded their fair values. We then measured the impairment losses by comparing the book values with current third-party quoted market prices, resulting in a total impairment of $2.9 million. The impairment losses recorded are presented as Impairment of long-lived assets in our Consolidated Statements of Operations and Comprehensive Income for twelve months ended December 31, 2025. In the fourth quarter of 2025, after further review by management, we made the decision to retain the land and building in Mexico for use. Thus, the land and building were thereby reclassified at their net carrying amount from Assets held for sale to Property and equipment, net in our Consolidated Balance Sheets at December 31, 2025.

In April 2025, we entered into a purchase and sale agreement to sell our Eldridge Facility for a total sum of $90.0 million, after subsequent contract amendments. In connection with the sale, and in accordance with ASC 360, we identified $40.1 million of land and buildings and $0.7 million of machinery as held for sale at June 30, 2025. In September 2025, we completed the sale of the Eldridge Facility and disposed of the aforementioned assets, resulting in the derecognition of these assets held for sale. The proceeds in excess of book value from the sale are presented in Gain on sale of assets in our Consolidated Statements of Operations and Comprehensive Income for the twelve months ended December 31, 2025.