Form 10-Q
period 2026-03-31
Innovex International, Inc.
filed 2026-05-05
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 29, 2026, the registrant had 68,759,676 shares of common stock, $0.01 par value per share, outstanding.

i

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Innovex International, Inc. (the “Company”, “Innovex”, “we”, “our” or “us”). You can identify our forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe”, and similar expressions, or by our discussion of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

•
the impact of actions taken by the Organization of Petroleum Exporting Countries and the expanded alliance (OPEC+) with respect to their production levels and the effects thereof;
•
the impact of global market conditions, political disturbances, war or other global conflicts (including the Russia-Ukraine conflict, the Iran conflict, and other conflicts in the Middle East), terrorist attacks, changes in global trade policies, tariffs and sanctions, weak local economic conditions, and international currency fluctuations;
•
the impact of general economic conditions, including inflationary pressures and interest rates, a general economic slowdown or recession or instability in financial institutions, on economic activity and on our operations;
•
future operating results and cash flow;
•
scheduled, budgeted, and other future capital expenditures;
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
•
our ability to develop new applications for our technologies;
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
•
changes in customers’ future product and service requirements that may not be cost effective or within our capabilities; and
•
future operations, financial results, business plans, and cash needs.

These statements are based on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are (i) risks related to our merger and acquisition activities, including the ultimate outcome and results of integrating operations; the effects of our merger and acquisition activities, including our future financial condition, results of operations, strategy and plans; potential adverse reactions or changes to business relationships resulting from the completion of mergers and acquisitions; expected benefits from mergers and acquisitions and our ability to realize those benefits; the significant costs required to integrate operations; whether mergers or acquisitions related litigation will occur and, if so, the results of any litigation, settlements, and investigations; (ii) operating hazards, natural disasters, weather-related delays, casualty losses, and other matters beyond our control; (iii) acts of terrorism, war or political or civil unrest in the United States or elsewhere; (iv) loss or corruption of our information or a cyberattack on our computer systems; (v) uncertainties pertaining to the Impulse Litigation (as defined below); and (vi) other risks and uncertainties discussed under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”), “Part II, Item 1A Risk Factors” of any subsequent Quarterly Reports on Form 10-Q and in other filings made by us from time to time with the SEC. Many of such factors are beyond our ability to control or predict. Any of the factors, or a combination of these factors, could materially affect our future results of operations and the ultimate accuracy of the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Every forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statement except as may be required by law.

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Innovex International, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and restricted cash	$200,707	$203,407
Trade receivables, net of allowance of $16,330 and $19,752 at March 31, 2026 and December 31, 2025, respectively	245,633	237,774
Contract assets	2,803	2,705
Inventories	252,987	248,433
Assets held for sale	1,234	—
Prepaid expenses and other current assets	49,527	35,728
Total current assets	752,891	728,047
Noncurrent assets
Property and equipment, net	163,328	158,874
Right-of-use assets – operating	51,213	52,204
Goodwill	99,758	99,720
Intangibles, net	111,980	116,230
Deferred tax asset, net	98,226	102,375
Other long-term assets	10,281	10,857
Total noncurrent assets	534,786	540,260
Total assets	$1,287,677	$1,268,307
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$74,888	$60,711
Accrued expenses	35,232	49,148
Operating lease liabilities	12,643	12,670
Contract liabilities	11,144	11,986
Current portion of long-term debt and finance lease obligations	6,170	6,709
Other current liabilities	7,685	6,940
Total current liabilities	147,762	148,164
Noncurrent liabilities
Long-term debt and finance lease obligations	18,042	18,922
Operating lease liabilities	39,349	40,986
Deferred income taxes	743	500
Legal settlement accrual	48,803	—
Other long-term liabilities	2,073	2,036
Total noncurrent liabilities	109,010	62,444
Total liabilities	$256,772	$210,608
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	$—	$—
Common stock: $0.01 par value, 200,000,000 shares authorized at March 31, 2026 and December 31, 2025; 68,635,016 and 69,077,237 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	686	691
Additional paid-in capital	769,905	767,650
Accumulated other comprehensive income	5,834	4,084
Retained earnings	254,480	285,274
Total stockholders’ equity	$1,030,905	$1,057,699
Total liabilities and stockholders’ equity	$1,287,677	$1,268,307

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Revenues
Products	$162,895	$167,350
Services	31,141	35,061
Rental	44,995	38,004
Total revenues	239,031	240,415
Cost of revenues(a)
Products	123,252	119,695
Services	19,177	31,820
Rental	12,093	12,396
Total cost of revenues	154,522	163,911
Selling, general and administrative expenses	41,748	32,349
(Gain) loss on sale of assets	(2,020)	148
Depreciation and amortization	16,222	14,945
Impairment of long-lived assets	—	2,924
Acquisition and integration costs	1,588	4,288
Provision for legal settlement	48,803	—
Income (loss) from operations	(21,832)	21,850
Interest (income) expense, net	(388)	700
Other (income) expense, net	150	(214)
Income (loss) before income taxes	(21,594)	21,364
Income tax expense (benefit), net	(4,923)	6,607
Net income (loss)	(16,671)	14,757

Earnings (loss) per common share
Basic	$(0.24)	$0.21
Diluted	$(0.24)	$0.21

Weighted average common shares outstanding
Basic	68,940,260	69,290,100
Diluted	68,940,260	69,477,519

Other comprehensive income (loss)
Net income (loss)	$(16,671)	$14,757
Foreign currency translation adjustment	1,750	4,616
Comprehensive income (loss)	$(14,921)	$19,373

(a) Cost of revenues excludes depreciation and amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
(in thousands, except share amounts)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income/(Loss)	Stockholders’ Equity
For the three months ended March 31, 2025
Balance at December 31, 2024	69,178,263	$692	$755,077	$211,250	$(8,863)	$958,156
Stock-based compensation	—	—	1,766	—	—	1,766
Foreign currency translation adjustment	—	—	—	—	4,616	4,616
Net income (loss)	—	—	—	14,757	—	14,757
Equity award vestings	212,317	2	(2)	—	—	—
Shares withheld related to net settlement of equity awards	(16,615)	—	(293)	—	—	(293)
Repurchase and retirement of common stock	(36,043)	(1)	—	(625)	—	(626)
Balance at March 31, 2025	69,337,922	$693	$756,548	$225,382	$(4,247)	$978,376

For the three months ended March 31, 2026
Balance at December 31, 2025	69,077,237	$691	$767,650	$285,274	$4,084	$1,057,699
Stock-based compensation	—	—	2,967	—	—	2,967
Foreign currency translation adjustment	—	—	—	—	1,750	1,750
Net income (loss)	—	—	—	(16,671)	—	(16,671)
Equity award vestings	164,037	2	(2)	—	—	—
Shares withheld related to net settlement of equity awards	(31,258)	—	(710)	—	—	(710)
Repurchase and retirement of common stock	(575,000)	(7)	—	(14,123)	—	(14,130)
Balance at March 31, 2026	68,635,016	$686	$769,905	$254,480	$5,834	$1,030,905

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$(16,671)	$14,757
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,222	14,945
Deferred debt issuance cost amortization	73	91
Amortization of operating lease ROU asset	3,278	2,933
Impairment of long-lived assets	—	2,924
Provision for legal settlement	48,803	—
Stock-based compensation expense	2,967	1,766
(Gain) loss on sale of property, equipment and lease terminations	(2,028)	118
Deferred tax, net	4,361	6,268
Changes in operating assets and liabilities, net of amounts related to acquisitions:
Trade receivables, net	(10,319)	4,721
Inventories	(3,057)	5,626
Prepaid expenses and other current assets	(13,590)	833
Other long-term assets	636	(1,182)
Accounts payable	14,025	10,807
Accrued expenses and other current liabilities	(13,269)	(21,860)
Other operating assets and liabilities, net	(11,591)	(11,657)
Net cash provided by operating activities	19,840	31,090
Cash flows from investing activities
Payments on acquisitions, net of cash acquired	—	(17,413)
Capital expenditures	(5,827)	(7,056)
Proceeds from sale of property and equipment	202	1,003
Net cash used in investing activities	(5,625)	(23,466)
Cash flows from financing activities
Deferred debt issuance cost	—	(1,021)
Revolving credit facility borrowings	—	80,450
Revolving credit facility payments	—	(78,850)
Term loan payments	—	(11,429)
Payments on finance leases	(2,070)	(1,630)
Common stock repurchased and retired	(14,130)	(626)
Taxes paid related to net share settlement of equity awards	(710)	(293)
Net cash used in financing activities	(16,910)	(13,399)
Effect of exchange rate changes	(5)	613
Net change in cash and restricted cash	(2,700)	(5,162)
Cash and restricted cash beginning of period	203,407	73,278
Cash and restricted cash end of period	$200,707	$68,116
Supplemental cash flow information:
Cash paid for interest	$—	$617
Cash paid (received) for income taxes, net of refunds	(151)	4,954
Non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$223	$341
Operating lease assets obtained in exchange for lease obligations	2,597	6,277
Finance lease assets obtained in exchange for lease obligations	672	1,929

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. SUMMARY OF BUSINESS

Description of Business

Innovex International, Inc. (“Innovex”, the “Company”, the “Combined Company”, or “we”) designs, manufactures, sells, and rents a broad suite of well-centric, engineered products to the global oil and natural gas industry. Our products are sold and rented to international oil companies, national oil companies, independent exploration and production companies, and multinational service companies. The products we provide have applications across the well lifecycle for both onshore and offshore oil and natural gas wells, including well construction, well completion, and well production and intervention applications. Our corporate office is located in Humble, Texas.

On March 18, 2024, Innovex Downhole Solutions, Inc., a Delaware corporation (“Legacy Innovex”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dril-Quip, Inc., a Delaware corporation (“Dril-Quip”), Ironman Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Dril-Quip, and DQ Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Dril-Quip. On September 6, 2024, the transactions contemplated in the Merger Agreement (the “Merger”) were consummated. Following the Merger, Legacy Innovex became a wholly owned subsidiary of Dril-Quip, and the name “Dril-Quip, Inc.” was changed to “Innovex International, Inc.” The Company’s stock remained listed on the New York Stock Exchange, and its symbol was changed to “INVX”. Except as otherwise indicated, references herein to “Dril-Quip” are to Dril-Quip, Inc. prior to the completion of the Merger. See our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2026 (the “Annual Report”) for further details.

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

On November 29, 2024, we acquired the remaining 80% of the issued and outstanding equity securities of Downhole Well Solutions, LLC (“DWS”) for a mixture of cash and equity consideration, resulting in DWS becoming a wholly owned subsidiary of Innovex. See our Annual Report for further details.

On February 7, 2025, we acquired SCF Machining Corporation (“SCF”) for cash, resulting in SCF becoming a wholly owned subsidiary of Innovex. Refer to Note 3. Mergers and Acquisitions for further details.

On February 25, 2025, our Board of Directors (the “Board”) approved a share repurchase program (the “Share Repurchase Program”) that authorizes repurchases of up to an aggregate of $100 million of outstanding Company Common Stock. In connection with the Share Repurchase Program, all share repurchase plans previously authorized by the board of directors of Dril-Quip have been terminated. The Share Repurchase Program does not require the Company to repurchase a specific number of shares or have an expiration date. Any shares repurchased under the Share Repurchase Program will be cancelled.

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

On May 30, 2025, we acquired Citadel Casing Solutions, LLC (“Citadel”) for cash, resulting in Citadel becoming a wholly owned subsidiary of Innovex. Refer to Note 3. Mergers and Acquisitions for further details.

On September 23, 2025, we completed the sale of the Eldridge facility and associated assets (the “Eldridge Facility”), resulting in the recognition of a gain on the sale of these assets. See our Annual Report for further details.

On February 25, 2026, Innovex and certain affiliates of Amberjack Capital Partners, L.P. (the “selling stockholders”) entered into an underwriting agreement with J.P. Morgan Securities LLC acting as book-running manager for the offering and as representative of the underwriters, relating to the offer and sale by the selling stockholders of 5,750,000 shares of Company Common Stock at a price to the public of $25.75 per share (the “February 2026 Secondary Offering”), pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-282178). The selling stockholders granted the Underwriters the option to purchase, within 30 days from the date of the underwriting agreement, an additional 862,500 shares of Company Common Stock, which was exercised in full. The underwriting agreement also provided for the Company's purchase from the underwriters and simultaneous retirement of 575,000 shares out of the 5,750,000 shares for an aggregate purchase price of approximately $14.1 million (the "Share Repurchase"). The February 2026 Secondary Offering and Share Repurchase was completed on February 27, 2026. The Company did not receive any proceeds from the February 2026 Secondary Offering.

On April 10, 2026, we acquired Drilling Innovative Solutions, LLC (“DIS”) for cash, resulting in DIS becoming a wholly owned subsidiary of Innovex.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information. The Condensed Consolidated Financial Statements include the accounts of our subsidiaries where we have control over operating and financial policies. Investments in unconsolidated affiliates, in which the Company can exercise significant influence, but does not own a controlling financial interest, are accounted for using the equity method of accounting. These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and related notes thereto for the year ended December 31, 2025 (the “Audited Financial Statements”) included in our Annual Report. In the opinion of management, these Condensed Consolidated Financial Statements reflect all normal, recurring adjustments necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. All intercompany accounts and transactions have been eliminated for purposes of preparing these Condensed Consolidated Financial Statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2. Summary of Significant Accounting Policies in the Audited Financial Statements.

Segment Information

We operate in one reportable segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM assesses performance and allocates resources based on financial information presented at a consolidated level. The types of products and services from which we derive our revenues is disclosed under “Revenue Recognition” within our Annual Report. We derive revenue globally, and our manufacturing and engineering capabilities exist in multiple locations, but these costs are managed centrally as manufactured parts and engineering capabilities are used to support the global company. The CODM assesses performance for the single reportable segment, which represents the consolidated global entity, based on net income which is reported in our Condensed Consolidated Statements of Operations and Comprehensive Income. The measure of segment assets is reported in our Condensed Consolidated Balance Sheets as total consolidated assets.

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

Expense Disaggregation Disclosures (Subtopic 220-40)—In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The amendment requires additional disclosures of specific income statement expense line items in the notes to the financial statements on both an interim and annual basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

NOTE 3. MERGERS AND ACQUISITIONS

Our acquisition of businesses consisted of the transactions described below during the three months ended March 31, 2026 and the twelve months ended December 31, 2025. Acquisition and integration costs in our Condensed Consolidated Statements of Operations and Comprehensive Income represent expenditures directly associated with the closing and integration activities of the Merger and acquisitions completed, and include (i) legal, accounting, and advisory fees to complete the Merger and acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance, and other integration costs (collectively, “acquisition and integration costs”).

SCF Machining Corporation

On February 7, 2025, we acquired SCF in exchange for $17.7 million in cash consideration, subject to post-closing adjustments. SCF is a Canadian-domiciled entity and parent company to SCF Machining Corporation Vietnam Company Limited, a Vietnam-based company that was established to grow our low-cost country supply chain by establishing an exclusive manufacturing vendor to provide Innovex with high quality, low price machined goods. The acquisition qualifies as a business combination and was accounted for using the acquisition method of accounting.

Final Purchase Price Allocation

In accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), identifiable assets acquired and liabilities assumed were recorded at their estimated fair values on the date of acquisition. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management. The table below presents the final purchase price allocation to the estimated fair value of identifiable assets acquired and liabilities assumed and the resulting goodwill as of February 7, 2025. Goodwill is primarily attributable to the anticipated cost reductions and supply chain flexibility expected from the integration of SCF. Based on the current tax treatment, goodwill is not expected to be deductible for income tax purposes.

(in thousands)	Final Purchase Price Allocation
Cash and restricted cash	$308
Inventories	758
Prepaid expenses and other current assets	722
Property and equipment	1,305
Right-of-use assets – operating	892
Other long-term assets	269
Total assets	4,254
Accounts payable	671
Accrued expenses	372
Operating lease liabilities - current	374
Operating lease liabilities - noncurrent	518
Total liabilities	1,935
Net assets acquired	2,319
Goodwill	15,402
Total purchase consideration	$17,721

We incurred transaction costs of $0.2 million in connection with the acquisition. The costs were expensed as incurred and recognized in Acquisition and integration costs in our Condensed Consolidated Statements of Operations and Comprehensive Income.

Citadel Casing Solutions, LLC

On May 30, 2025, we acquired Citadel for $69.7 million in cash consideration, subject to post-closing adjustments. We believe this acquisition enhances our product portfolio and allows us to leverage Citadel's industrial platform. The acquisition qualifies as a business combination and is accounted for using the acquisition method of accounting. The purchase price includes $3.0 million that was retained by the Company for purposes of funding any post-closing expenses and liabilities identified after the close of the transaction, if necessary. As of March 31, 2026, we have disbursed the entirety of the retained $3.0 million based on post-closing expenses identified.

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

We incurred transaction costs of $1.2 million in connection with the acquisition. The costs have been expensed as incurred and recognized in Acquisition and integration costs in our Condensed Consolidated Statements of Operations and Comprehensive Income.

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

NOTE 4. REVENUE

Revenue is recognized as, or when, the performance obligations are satisfied. We generate revenue primarily from three revenue streams: (i) product revenues, (ii) service revenues, and (iii) rental revenues. We sell or rent our products and provide services primarily in onshore U.S. and Canadian (“NAM”) markets and in international and offshore (“International and Offshore”) markets. We attribute rental and service revenue to the country in which the rental or service was performed, while we attribute product sales revenue to the country to which the product was shipped. We have elected the practical expedient to expense commissions as the amortization period associated with the asset that would have been recognized for each order is one year or less. Rental revenue as presented in the table below is accounted for under the lease guidance according to Accounting Standards Codification Topic 842, Leases (“ASC 842”) and recognized ratably over the term of the lease.

From time to time, we may enter into contracts that contain multiple performance obligations, such as work orders containing a combination of product sales, equipment rentals, and contract labor services. For these arrangements, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations.

The following tables present our revenues disaggregated by category and by geography:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in thousands)	NAM	INTL & Offshore	Total	NAM	INTL & Offshore	Total
Product revenues	$89,522	$73,373	$162,895	$75,255	$92,095	$167,350
Service revenues	17,020	14,121	31,141	16,749	18,312	35,061
Rental revenues	30,164	14,831	44,995	28,513	9,491	38,004
Total revenues	$136,706	$102,325	$239,031	$120,517	$119,898	$240,415

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

The changes in allowance for credit losses during the three months ended March 31, 2026 and 2025 were as follows:

	March 31,
(in thousands)	2026	2025
Balance at January 1	$19,752	$63,875
Provision for (recovery of) credit losses	815	74
Write-offs charged against allowance	(4,237)	(6,317)
Balance at March 31	$16,330	$57,632

Contract Balances

Based upon the terms of the specific contract, billings may be in excess of the revenue recognized, in which case the amounts are included in contract liabilities as a liability in our Condensed Consolidated Balance Sheets. Likewise, revenue recognized may exceed customer billings, in which case the amounts are reported in contract assets.

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

Balances related to contracts with customers consisted of the following (in thousands):

Contract Assets

Contract assets at December 31, 2025	$2,705
Additions	98
Transfers to Trade receivables, net	—
Contract assets at March 31, 2026	$2,803

Contract liabilities

Contract liabilities at December 31, 2025	$11,986
Additions	2,303
Revenue recognized	(3,145)
Contract liabilities at March 31, 2026	$11,144

Obligations for returns and refunds were considered immaterial as of March 31, 2026.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $0.3 million as of March 31, 2026. We expect to recognize revenue on 100% of the remaining performance obligations over the next twelve months.

We apply the practical expedient available under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which permits us not to disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 5. INVENTORY

A summary of inventories as of March 31, 2026 and December 31, 2025 is as follows:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials	$23,410	$23,252
Work in progress	13,995	20,224
Finished goods	215,582	204,957
Inventory, net	$252,987	$248,433

All amounts in the table above are reported net of obsolescence reserves of $114.1 million and $104.0 million as of March 31, 2026 and December 31, 2025, respectively.

NOTE 6. PROPERTY AND EQUIPMENT

A summary of property and equipment as of March 31, 2026 and December 31, 2025 is as follows:

(in thousands)	March 31, 2026	December 31, 2025
Land	$13,461	$13,409
Buildings, building improvements and leasehold improvements	47,282	50,168
Manufacturing machinery and equipment	71,647	70,579
Rental tools	86,193	73,032
Office equipment and computer software	3,105	3,122
Vehicles	14,684	14,595
Right-of-use leases – finance	35,453	36,341
Total Property and equipment	271,825	261,246
Less: Accumulated depreciation and amortization	(108,497)	(102,372)
Net Property and equipment	$163,328	$158,874

The amortization expense for the right-of-use finance lease assets was $2.1 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively.

Depreciation expense related to property and equipment was $9.9 million and $9.6 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 7. ASSETS HELD FOR SALE

In accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment (“ASC 360”), specifically ASC 360-10-45-9, we identified $1.2 million of land and buildings as held for sale. The assets’ net carrying amounts are classified as Assets held for sale in our Condensed Consolidated Balance Sheets at March 31, 2026.

In the first quarter of 2025, we identified a decrease in the market price of long-lived assets related to land and a building in Mexico classified as assets held for sale at March 31, 2025. We determined the carrying values were not recoverable and exceeded their fair values. We then measured the impairment losses by comparing the book values with current third-party quoted market prices, resulting in a total impairment of $2.9 million. The impairment loss recorded is presented as Impairment of long-lived assets in our Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2025.

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

A summary of intangible assets as of March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$145,648	$(50,186)	$95,462
Trade names	11,700	(2,167)	9,533
Technology, patents, and other	8,100	(1,115)	6,985
Total	$165,448	$(53,468)	$111,980

	December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$145,648	$(46,488)	$99,160
Trade names	11,700	(1,822)	9,878
Technology, patents, and other	8,100	(908)	7,192
Total	$165,448	$(49,218)	$116,230

Amortization expense on intangible assets was $4.2 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively.

Goodwill

The following table presents a roll-forward of goodwill for the three months ended March 31, 2026:

(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2025	$170,224	$(70,504)	$99,720
Foreign currency translation adjustment	38	—	38
Balance at March 31, 2026	$170,262	$(70,504)	$99,758

Impairment

We analyzed definite lived intangible assets for impairment as of March 31, 2026 and December 31, 2025, in accordance with ASC 360, noting no impairment indicators were present. We analyzed goodwill for impairment as of March 31, 2026 and December 31, 2025, in accordance with Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other (“ASC 350”), noting no impairment indicators were present. For our annual goodwill impairment test as of December 31, 2025, we performed a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit was less than its carrying value as of the test date, for which we determined that it was not. We evaluated events and circumstances since the date of our last quantitative or qualitative assessment, including macroeconomic conditions, industry, and market conditions, and our overall financial performance, and it was determined that no changes in circumstances indicated that a potential impairment of goodwill had occurred. Therefore, no impairment charges were recorded related to goodwill for the three months ended March 31, 2026. We will continue to evaluate our goodwill and definite lived assets for potential triggering events as conditions warrant.

NOTE 9. PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Prepaid expenses	$8,282	$6,810
Current deposits	7,466	6,025
Tax receivables	31,391	20,517
Other current assets	2,388	2,376
Total	$49,527	$35,728

NOTE 10. DEBT

Current and long-term debt obligations consisted of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Current portion of long-term debt and finance lease obligations:
Finance lease obligations	6,170	6,709
Total current portion of long-term debt and finance lease obligations	6,170	6,709
Long-term debt and finance lease obligations:
Finance lease obligations	18,042	18,922
Total long-term portion of debt and finance lease obligations	18,042	18,922
Total debt and finance lease obligations	$24,212	$25,631

As of March 31, 2026 and December 31, 2025, we had no borrowings outstanding under the Revolving Credit Facility (as defined below).

Revolving Credit Facility

On February 27, 2025, we entered into the Third Amended and Restated Revolving Credit, Guaranty and Security Agreement (the “Credit Agreement”), dated as of February 27, 2025, with PNC Bank, National Association (“PNC”) as the agent, to replace the Second Amended and Restated Revolving Credit, Guaranty and Security Agreement and provide for and govern a revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement, among other things, (i) extended the maturity of the agreement from June 2026 to February 2030, (ii) increased the maximum revolving amount from $110 million to $200 million, which may, subject to certain conditions, be increased to $250 million, (iii) eliminated the term loan commitment and (iv) provided for an applicable margin for interest on the loans to be based on availability, effective as of April 1, 2025. The applicable margin under the Credit Agreement will range from 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans. The Company is subject to various covenants under the Credit Agreement, including limitations on the incurrence of debt, granting of liens, investments, dividends, asset sales, and affiliate transactions. Additionally, if at any time an Event of Default (as defined in the Credit Agreement) has occurred and is continuing or if Excess Availability (as defined in the Credit Agreement) is less than 20%, we must maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. As defined by the Credit Agreement, the fixed charge coverage ratio represents the ratio of Adjusted EBITDA (as defined in the Credit Agreement), less certain capital expenditures, dividends, and tax payments, to all scheduled debt payments during the applicable period.

We performed a debt modification analysis in accordance with Accounting Standards Codification Topic 470, Debt (“ASC 470”), and concluded that the elimination of the term loan represented a debt extinguishment. We recognized a loss in February 2025 due to the write-down of the remaining debt issuance costs pertaining to the term loan of $0.4 million. The debt issuance cost attributable to the Revolving Credit Facility as of March 31, 2026 was $1.1 million and is classified as Other long-term assets in our Condensed Consolidated Balance Sheets at March 31, 2026. We were in compliance with our debt covenants at March 31, 2026 and December 31, 2025.

NOTE 11. ACCRUED EXPENSES

A summary of accrued expenses as of March 31, 2026 and December 31, 2025 is as follows:

(in thousands)	March 31, 2026	December 31, 2025
Payroll and other compensation expenses	$19,073	$28,555
Property, sales and other non-income related taxes	6,314	9,316
Accrued commission	1,101	1,153
Income taxes	—	669
Other accrued liabilities	8,744	9,455
Total	$35,232	$49,148

NOTE 12. INCOME TAXES

The effective tax rate for the three months ended March 31, 2026 was 22.8% compared to 30.9% for the same period in 2025. The change in the effective tax rate between the periods was primarily due to the discrete items recorded in the respective periods along with the change in projected earnings mix by geography and tax jurisdiction, foreign withholding tax, and changes in non-deductible expenses.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are continuing to assess its impact on our Condensed Consolidated Financial Statements.

NOTE 13. EARNINGS (LOSS) PER SHARE

Basic earnings per share of Company Common Stock is calculated by dividing the net income attributable to the Company during the period by the weighted average number of shares of Company Common Stock outstanding during the same period. Diluted earnings per share, if dilutive, includes the incremental effect of issuable shares from stock awards, as determined using the treasury stock method. For diluted net loss per share, the weighted-average number of shares of Company Common Stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive.

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except share and per share amounts):

	Three months ended March 31,
	2026	2025
Numerator:
Net income (loss)	$(16,671)	$14,757
Denominator:
Basic weighted average number of shares outstanding	68,940,260	69,290,100
Dilutive effect of equity awards	—	187,419
Diluted weighted average number of shares	68,940,260	69,477,519
Income (loss) per share:
Basic	$(0.24)	$0.21
Diluted	$(0.24)	$0.21
Potentially dilutive shares excluded as anti-dilutive	801,446	2,484

NOTE 14. STOCKHOLDERS' EQUITY

Stock-Based Compensation

We account for equity-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). Equity instruments are measured at fair value on the grant date consistent with the terms of the award. Stock-based compensation expense recorded was $3.0 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively. The compensation expense is recorded in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income.

Share Repurchase Plan

On February 25, 2025, the Board approved the Share Repurchase Program that authorizes repurchases of up to an aggregate of $100 million of outstanding Company Common Stock. In connection with the Share Repurchase Program, all share repurchase plans previously authorized by the board of directors of Dril-Quip were terminated. The Share Repurchase Program does not require us to repurchase a specific number of shares or have an expiration date. Any shares repurchased under the Share Repurchase Program will be cancelled.

During the three months ended March 31, 2026 and 2025, we repurchased 575,000 and 36,043 shares at an average price of $24.59 and $17.95, under the Share Repurchase Program for approximately $14.1 million and $0.6 million, respectively, and have retired such shares. As of March 31, 2026, we had remaining authorization to repurchase up to approximately $76.6 million of our shares.

NOTE 15. RELATED PARTY TRANSACTIONS

Related parties include key management personnel and their close family members having authority and responsibility for planning, directing, and monitoring the activities of the Company directly or indirectly. In the normal course of business from time to time, we receive services and products from, or sell products, services, and rentals to, related parties, in transactions that are either not material or approved in accordance with our Related Party Transaction Approval Policy.

The total of purchases from vendors that are related parties were $1.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Total revenue earned from customers that are related parties were $0.1 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, we had $0.1 million of outstanding net trade receivables due from customers that are related parties and at December 31, 2025, we had no outstanding net trade receivables due from customers that are related parties.

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

Impulse Litigation

In 2023, Impulse Downhole Solutions Ltd. and Impulse Downhole Tools USA Ltd. (collectively, “Impulse”) filed a lawsuit against DWS (captioned Impulse Downhole Solutions Ltd., and Impulse Downhole Tools USA Ltd v. Downhole Well Solutions, LLC, Civil Action No. 4:23-cv-02954) alleging infringement of five United States patents owned by Impulse Downhole Solutions Ltd. relating to friction reduction tools used in directional drilling. The allegations of infringement of two of the patents were dismissed before the jury trial. The jury found the remaining patent claims were valid, that DWS had infringed on those patents and that such infringement was willful. The jury awarded monetary damages to Impulse of $47.6 million, however no judgment has yet been entered and the jury decision is subject to post-trial motions. Damages could increase or decrease based on further proceedings and judicial determination, and the amount of ultimate loss may differ materially from the amount accrued to date.

Loss contingencies are inherently unpredictable; the assessment is highly subjective and requires judgment about future events, and unfavorable developments or resolutions can occur. Based on management’s current understanding of the relevant facts and circumstances, a loss related to this matter is both probable and estimable. As such, we recorded a loss contingency accrual of $48.8 million, inclusive of additional estimated losses since the jury award, classified within Legal settlement accrual in our Condensed Consolidated Balance Sheets. We strongly disagree with the verdict, intend to continue to vigorously challenge it, and expect to pursue post-trial motions and appeal any resulting judgment to the U.S. Court of Appeals for the Federal Circuit.

In addition to the matter described above, there are other pending legal proceedings involving Innovex, considered ordinary routine litigation incidental to the business. While it is not feasible to predict the outcome of such proceedings, in the opinion of Innovex as of March 31, 2026, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to our financial condition, results of operations or cash flows either individually or in the aggregate.

Legal Defense Accrual

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense accruals are as follows: the actual costs incurred by Innovex; the development of Innovex’s legal defense strategy and structure in light of the scope of its litigation; the cases being brought against Innovex; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The legal defense accrual as of March 31, 2026 and December 31, 2025 was $4.9 million and $5.0 million, respectively, and represented our best estimate of the minimum amount of defense costs to be incurred in connection with our outstanding litigation; however, events such as additional trials and other events that could arise in the course of our litigation could affect the ultimate amount of legal defense costs to be incurred by Innovex. We will continue to monitor our legal defense costs and review the adequacy of the associated accrual and may decide to increase the accrual at any time in the future if, based upon the factors set forth, we believe it would be appropriate to do so.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations, financial condition, and liquidity position of Innovex for the three months ended March 31, 2026 and 2025 should be read in conjunction with (i) the accompanying unaudited Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 of this Quarterly Report and (ii) the audited Consolidated Financial Statements and related notes for the year ended December 31, 2025 included in our Annual Report.

The following discussion and analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections about Innovex’s business and operations, and involves risks and uncertainties. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements because of various factors, including those described in the sections titled “Risk Factors” in our Annual Report and “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report, all of which are difficult to predict.

Innovex does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. References in this section to “Innovex,” the “Company,” the “Combined Company,” “we,” “us,” and “our” are to Innovex International, Inc.(formerly known as Dril-Quip, Inc.) and its consolidated subsidiaries after giving effect to the Merger (as defined below) and related transactions, unless the context otherwise requires or as otherwise indicated. Except as otherwise indicated, references herein to “Dril-Quip” are to Dril-Quip, Inc. prior to the completion of the Merger.

EXECUTIVE SUMMARY

Overview

Innovex designs, manufactures, sells, and rents mission critical engineered products to the global oil and natural gas industry. Our vision has been to create a global leader in well-centric products and technologies through organic, customer-linked innovations and disciplined acquisitions to drive leading returns for our investors. Our products are used across the life cycle of the well (during the construction, completion, production, and intervention phases) and are typically utilized downhole and are consumable in nature. Our products perform a critical well function, and we believe they are chosen due to their reliability and capacity to save our customers time and lower costs during the well lifecycle. We believe that our products have a significant impact on a well’s performance and economic profile relative to the price we charge, creating a “Big Impact, Small Ticket” value proposition. Many of our products can be used in a significant portion of our customers’ wells globally, with our most advanced products providing mission critical solutions for some of the most challenging and complex wells in the world. We have a track record of developing proprietary products to address our customers’ evolving needs, and we maintain an active pipeline of potential new products across various stages of development.

We are a global company, and for the three months ended March 31, 2026, the U.S. and Canadian onshore (“NAM”) market made up approximately 57% of our revenue, while the international and offshore (“International and Offshore”) market constituted 43%. Within the NAM market, we have a strong presence in both the United States and Canada. The NAM market is core to us, and we maintain a robust sales and distribution infrastructure across the region. Our products have broad applicability in this market, particularly for horizontal or unconventional wells that have become prevalent methods of oil and natural gas development across the region. We are focused on significantly increasing our revenue from the International and Offshore markets, as these regions are typically subject to long-cycle investment horizons and exhibit relatively less cyclicality than the NAM market. The Middle East, and in particular Saudi Arabia, has been a key source of growth for Innovex. We also operate across Asia, Latin America, Europe and the Gulf of America, among other regions. To enhance our global reach, we have complemented our locations across these markets with a network of strategic distribution, sales, and manufacturing partners.

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

We have a broad customer base, ranging from International Oil Companies, National Oil Companies, and exploration and production (“E&P”) companies, as well as multinational and regional oilfield service companies. Once a new product has been commercialized or acquired, our global sales and distribution infrastructure enables us to scale and drive customer adoption quickly.

Our business has produced strong returns on invested capital. Refer to “Non-GAAP Financial Measures” within this section for Return on Capital Employed, which is how we assess the effectiveness of our capital allocation over time. For the three months ended March 31, 2026, our net loss, loss from operations and Adjusted EBITDA were equivalent to approximately (7.0)%, (9.1)%, and 20.6% of revenue, respectively. Over the same period, capital expenditures accounted for 2.4% of revenue, and we recognized approximately $21.8 million in losses from operations. During the three months ended March 31, 2026 we established a legal contingency accrual due to the jury verdict in connection with the Impulse Litigation, which is a primary reason for the decrease in net income (loss) and income (loss) from operations for the three months ended March 31, 2026. For the three months ended March 31, 2025, our net income, income from operations and Adjusted EBITDA were equivalent to approximately 6.1%, 9.1%, and 19.1% of revenue, respectively. Over the same period, capital expenditures accounted for 2.9% of revenue, and we earned approximately $21.9 million in income from operations. We believe that our global sales and distribution network, as well as our manufacturing capacity and vendor network, position us well to drive revenue growth and margin expansion. Refer to “Non-GAAP Financial Measures” within this section for the definitions of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed, as well as a reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed to our most directly comparable financial measures calculated and presented in accordance with GAAP.

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

Recent Developments

On April 10, 2026, we acquired Drilling Innovative Solutions, LLC (“DIS”) for $11.5 million in cash, subject to post-closing adjustments, resulting in DIS becoming a wholly owned subsidiary of Innovex. In addition, we have an earn-out obligation subject to the achievement of revenue targets that allow for payments to the previous owners of up to $4 million over the next two years. DIS manufactures and distributes unique patented products to the oil and gas industry, including float valves and plug cement retainers, with a proven track record of helping operators realize significant savings through innovative solutions. Through integrating DIS’ product offering and expertise into our broader platform, we expect to enhance our portfolio of “big-impact, small ticket” products, allowing us to deliver additional value to our global customer base.

Market Factors and Trends

Our business is driven by the number of oil and natural gas wells drilled worldwide, which is closely tied to global exploration and production spending. As of April 17, 2026, Rystad Energy expects global upstream energy spending, excluding Iran, Venezuela, Cuba, Russia, and China, to rise slightly by approximately 2% annually through 2028. Approximately 32,000 wells were drilled in 2025, and that number is expected to decline modestly to approximately 31,000 in 2026 and gradually recover toward approximately 32,000 wells annually by 2028. The pace of development activity is driven by expected well profitability and returns, which, in turn, are influenced by several factors, including current global oil and natural gas supply and demand balances, current and expected future prices for oil and natural gas and the perceived stability and sustainability of these commodity prices over time.

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

FACTORS AFFECTING THE COMPARABILITY OF OUR RESULTS OF OPERATIONS

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, due to recent and future acquisitions. One way in which we have grown, and will continue to grow, our operations and financial results is through strategic acquisitions. In February 2025, we acquired SCF Machining Corporation ("SCF"), a Canadian-domiciled entity and parent company to SCF Machining Corporation Vietnam Company Limited, a Vietnam-based company. In May 2025, we acquired Citadel Casing Solutions, LLC ("Citadel"), a leading provider of differentiated downhole technologies. As a general matter, following an acquisition, our results of operations are affected by the results of the newly acquired business or operations, the purchase accounting for the acquisition, any debt incurred in connection with the acquisition and expenditures made to integrate the newly acquired business or operations. As a result of our acquisitions and the consolidation of our operating subsidiaries’ into our financial results, the periods presented in our historical financial statements may not be comparable to one another and our future results of operations and financial results may differ.

RESULTS OF OPERATIONS

The following table presents summary consolidated operating results for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Revenues	$239,031	$240,415	$(1,384)	(1)%
Cost of revenues(a)	154,522	163,911	(9,389)	(6)%
Selling, general and administrative expenses	41,748	32,349	9,399	29%
(Gain) loss on sale of assets	(2,020)	148	(2,168)	(1,465)%
Depreciation and amortization	16,222	14,945	1,277	9%
Impairment of long-lived assets	—	2,924	(2,924)	*
Acquisition and integration costs	1,588	4,288	(2,700)	(63)%
Provision for legal settlement	48,803	—	48,803	*
Total costs and expenses	$260,863	$218,565	$42,298	19%
Income (loss) from operations	(21,832)	21,850	(43,682)	(200)%
Interest (income) expense, net	(388)	700	(1,088)	(155)%
Other (income) expense, net	150	(214)	364	(170)%
Income (loss) before income taxes	(21,594)	21,364	(42,958)	(201)%
Income tax expense (benefit), net	(4,923)	6,607	(11,530)	(175)%
Net income (loss)	$(16,671)	$14,757	$(31,428)	(213)%

(a) Cost of revenues excludes depreciation and amortization.

* not meaningful

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenues Our NAM market revenue for the three months ended March 31, 2026 was $136.7 million, an increase of $16.2 million from the three months ended March 31, 2025, primarily driven by an increase in market share and incremental business operations due to the acquisition of Citadel. Our International and Offshore market revenue for the three months ended March 31, 2026, was $102.3 million, a decrease of $17.6 million from the three months ended March 31, 2025, primarily driven by a decrease in business operations from our Europe, Caspian, and Africa ("ECAF") geography.

Cost of revenues, exclusive of depreciation and amortization Total cost of revenues for the three months ended March 31, 2026 was $154.5 million, a decrease of $9.4 million from the three months ended March 31, 2025. The change was primarily attributable to a decrease in service costs, driven by lower direct salaries and wages costs.

Selling, general and administrative expenses Selling, general and administrative expense for the three months ended March 31, 2026 was $41.7 million, an increase of $9.4 million from the three months ended March 31, 2025. The change was attributable to an increase of $13.4 million in bonuses, commissions, IT costs, and other business costs primarily attributable to the Citadel acquisition, as well as attorney and professional services costs related to the Impulse Litigation, offset by a decrease in salaries and wages of $4.2 million.

(Gain) loss on sale of assets (Gain) loss on sale of assets for the three months ended March 31, 2026 and 2025 was $(2.0) million and $0.1 million, respectively. The change was driven by the sale of our rental tool assets, which resulted in a gain, offset by normal variations associated with the sale of property and equipment during the period.

Depreciation and amortization Total depreciation and amortization expense for the three months ended March 31, 2026 was $16.2 million, an increase of $1.3 million from the three months ended March 31, 2025. The change was primarily due to additional depreciation for assets acquired related to our acquisition of Citadel.

Impairment of long-lived assets Long-lived asset impairment expense for the three months ended March 31, 2025 was $2.9 million and was primarily related to real estate in Mexico acquired as part of the Merger that was held for sale at March 31, 2025 and marketed at an amount that was lower than the net book value, which ultimately resulted in an impairment expense of $2.9 million. There was no impairment recognized during the three months ended March 31, 2026.

Acquisition and integration costs Acquisition and integration costs for the three months ended March 31, 2026 were $1.6 million, a decrease of $2.7 million from the three months ended March 31, 2025. The change was due to a reduction of costs incurred in 2025 attributable to the acquisition activity and the Merger.

Provision for legal settlement Provision for legal settlement expense for the three months ended March 31, 2026 was $48.8 million and entirely related to the Impulse Litigation, as discussed further in Note 16. Commitments and Contingencies.

Interest (income) expense, net Total interest (income) expense, net was $(0.4) million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. Interest expense (income) varied slightly between the two periods due to a change in the mix of long-term debt and finance lease obligations.

Other expense (income), net Total other expense (income), net for the three months ended March 31, 2026 was $0.2 million, a decrease of $0.4 million from the three months ended March 31, 2025. The change was primarily due to the net change in our foreign currency exchange gains (losses).

Income tax expense (benefit), net Our operations are subject to U.S. federal income tax at an entity level, as well as various state income and franchise taxes. In addition, our operations located in international jurisdictions are subject to local country income taxes. Income tax benefit for the three months ended March 31, 2026 was $4.9 million, a decrease of $11.5 million from the three months ended March 31, 2025. The change was primarily driven by the discrete items recorded during the three months ended March 31, 2026.

Net income (loss) Net loss for the three months ended March 31, 2026 was $16.7 million, a decrease of $31.5 million from the three months ended March 31, 2025, primarily as a result of the provision for legal settlement related to the Impulse Litigation recorded for the three months ended March 31, 2026 in addition to the other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our existing cash, cash provided by operating activities, and borrowings under the Credit Agreement (as defined below). We have a share repurchase program in place and may repurchase shares from time to time based on management’s evaluation of market conditions, share price, and other factors. As of March 31, 2026, we had cash and restricted cash of $200.7 million and availability under the Credit Agreement of $155.0 million. Our total indebtedness, including finance lease obligations, was $24.2 million as of March 31, 2026.

Our principal liquidity needs have been, and are expected to continue to be, working capital, capital expenditures, debt service and potential mergers and acquisitions. Historically, capital expenditures have been relatively modest, with working capital being the predominant use of cash for the Company during periods of growth. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, prevailing economic conditions, market conditions in the oil and natural gas industry, customers’ forecasts, demand volatility, and company initiatives.

We have certain obligations related to debt maturities, finance leases, and operating leases. As of March 31, 2026, we have $23.0 million of minimum non-cancelable lease obligations for the twelve months following March 31, 2026, comprised of $7.6 million of finance lease maturities and $15.4 million of operating lease obligations. We have an additional $70.5 million of minimum non-cancelable lease obligations for the periods after March 31, 2027, comprised of $23.0 million of finance lease maturities and $47.5 million of non-cancelable operating lease obligations. As of March 31, 2026, interest rates on our lease obligations range from 2.88% to 12.00%. In addition, all amounts borrowed, if any, under our Revolver (as defined below) become due and payable in 2030. There were no borrowings on the Credit Agreement as of March 31, 2026. Refer to Note 10. Debt of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Net cash provided by operating activities	$19,840	$31,090	$(11,250)	(36)%
Net cash used in investing activities	(5,625)	(23,466)	17,841	(76)%
Net cash used in financing activities	(16,910)	(13,399)	(3,511)	26%
Effect of exchange rate changes on cash	(5)	613	(618)	(101)%
Net decrease in cash and restricted cash	$(2,700)	$(5,162)	2,462	(48)%

Statements of cash flows for entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are non-cash changes. As a result, changes reflected in certain lines in our Condensed Consolidated Statements of Cash Flows may not reflect the changes in corresponding lines in our Condensed Consolidated Balance Sheets.

Operating Activities Net cash provided by operating activities for the three months ended March 31, 2026 was $19.8 million, a decrease of $11.3 million from the three months ended March 31, 2025. The change was primarily driven by the following:

•
a decrease in net income of $31.5 million;
•
changes in non-cash adjustments to net income from the comparative period, including an increase in (i) provision for legal settlement related to the Impulse Litigation of $48.8 million, (ii) gains on property, equipment disposals of $2.1 million, (iii) depreciation and amortization expense of $1.3 million, and (iv) stock-based compensation expense of $1.2 million, offset by a decrease in both deferred taxes due to timing differences of $2.6 million and impairment of long-lived assets of $2.9 million; and
•
the movement in operating assets and liabilities, net of assets acquired as part of the acquisitions, with the change primarily driven by normal fluctuations in our working capital amounts.

Investing Activities Net cash used in investing activities for the three months ended March 31, 2026 was $5.6 million, a decrease of $17.8 million from the three months ended March 31, 2025. The change was primarily due to the cash used to fund the SCF acquisition of $17.4 million for the three months ended March 31, 2025.

Financing Activities Net cash used in financing activities for the three months ended March 31, 2026 was $16.9 million, an increase of $3.5 million from the three months ended March 31, 2025. The change was primarily due to a decrease in Revolver borrowings, Revolver repayments, and term loan repayments of $9.8 million, offset by an increase in our common stock repurchases of $13.5 million for the three months ended March 31, 2026.

Credit Agreement

The Company, as the borrower, entered into the Third Amended and Restated Revolving Credit, Guaranty and Security Agreement, dated as of February 27, 2025, to provide for a revolving credit facility of up to $200.0 million (the “Revolver” or the “Credit Agreement”). The Credit Agreement, among other things, (a) extended the maturity of the agreement from June 10, 2026 to February 27, 2030, (b) increased the maximum revolving amount from $110 million to $200 million, which may, subject to certain conditions, be increased to $250 million, (c) eliminated the term loan commitment, and (d) provided for an applicable margin for interest on the loans to be based on availability, effective as of April 1, 2025. Refer to Note 10. Debt of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

Amounts borrowed under the Credit Agreement are subject to an interest rate per annum equal to, at the Company’s option, either (a) an alternate base rate determined as the highest of (i) the base commercial lending rate of PNC Bank, National Association, (ii) the overnight federal funds rate plus 0.5%, and (iii) Daily Simple SOFR (as defined in the Credit Agreement) plus 1% (such base rate to be subject to a 0% floor) or (b) the forward-looking term rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period two business days before such interest period divided by a number equal to 1.00 minus any SOFR reserve percentage (such term rate to be subject to a 0% floor), plus, in each case of clauses (a) and (b) above, an applicable margin based upon availability of the revolving credit line, of 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans. Interest is payable monthly for alternate base rate loans and at the end of the applicable interest period for term SOFR loans (or quarterly if the applicable interest period is longer than three months). The Credit Agreement provides for the issuance of letters of credit, limited to the lesser of total capacity or $10.0 million. As of March 31, 2026 and March 31, 2025, we had no letters of credit outstanding under the Credit Agreement.

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

The Company is subject to various covenants under the Credit Agreement, including limitations on the incurrence of debt, granting of liens, investments, dividends, asset sales, and affiliate transactions. Additionally, if at any time an Event of Default (as defined in the Credit Agreement) has occurred and is continuing or if Excess Availability (as defined in the Credit Agreement) is less than 20%, the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. As defined by the Credit Agreement, the fixed charge coverage ratio represents the ratio of Adjusted EBITDA (as defined in the Credit Agreement), less certain capital expenditures, dividends, and tax payments, to all scheduled debt payments during the applicable period.

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

As of March 31, 2025 and March 31, 2026, we had $15.6 million and no borrowings outstanding under the Revolver, respectively.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA (a non-GAAP measure) as net income (loss) before interest (income) expense, net, income tax expense (benefit), net, depreciation and amortization, (gain) loss on sale of assets and other expense, net, further adjusted to exclude certain items which we believe are not reflective of our ongoing performance or which are non-cash in nature. Management uses Adjusted EBITDA to assess the profitability of our business operations and to compare our operating performance to our competitors without regard to the impact of financing methods and capital structure and excluding costs that management believes do not reflect our ongoing operating performance, and for this reason we believe this measure will provide useful information to investors. We track Adjusted EBITDA on an absolute dollar basis and as a percentage of revenue, which we refer to as Adjusted EBITDA Margin.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) and net income (loss) as a percentage of revenue to Adjusted EBITDA and Adjusted EBITDA Margin, respectively, for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Net income (loss)	$(16,671)	$14,757	$(31,428)	(213)%
Interest (income) expense, net	(388)	700	(1,088)	(155)%
Income tax expense (benefit), net	(4,923)	6,607	(11,530)	(175)%
Depreciation and amortization	16,222	14,945	1,277	9%
EBITDA	(5,760)	37,009	(42,769)	(116)%
Other non-operating expense (income), net (1)	150	(214)	364	(170)%
(Gain) loss on sale of assets	(2,020)	148	(2,168)	(1,465)%
Impairment of long-lived assets	—	2,924	(2,924)	*
Acquisition and integration costs (2)	1,588	4,288	(2,700)	(63)%
Provision for legal settlement (3)	48,803	—	48,803	*
Legal defense costs (4)	2,430	—	2,430	*
Transaction costs (5)	1,128	—	1,128	*
Stock-based compensation	2,967	1,766	1,201	68%
Adjusted EBITDA	49,286	45,921	3,365	7%
Net income (loss) as a % of revenue	(7)%	6%
Adjusted EBITDA Margin	21%	19%

(1) Primarily represents foreign currency exchange gain/loss, gain/loss on lease terminations, and other non-operating items.

(2) For the three months ended March 31, 2026, acquisition and integration costs consisted of legal, accounting, advisory fees, move, severance, and other integration costs associated with the recent acquisitions. For the three months ended March 31, 2025, acquisition and integration costs consisted of legal, accounting, advisory fees, move, severance, and other integration costs associated with the Merger, the acquisition of the remaining equity interest in Downhole Well Solutions, LLC ("DWS"), and the acquisition of SCF. These acquisition and integration costs are one-time in nature and represent expenses that we do not view as normal operating expenses necessary to operate our business.

(3) Includes monetary damages awarded by a jury and estimated future awards related to the Impulse Litigation, which is not reflective of our ongoing operating performance.

(4) Reflects legal defense costs associated with the Impulse Litigation, which is not reflective of our ongoing operating performance. These costs are recorded in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income.

(5) Reflects transaction costs associated with the secondary offering in February 2026.

* not meaningful

Adjusted EBITDA for the three months ended March 31, 2026 was $49.3 million, an increase of $3.4 million from the three months ended March 31, 2025.

Return on Capital Employed

We utilize Return on Capital Employed (“ROCE”) (a non-GAAP measure) to assess the effectiveness of our capital allocation over time and to compare our capital efficiency to our competitors, and for this reason we believe this measure will provide useful information to investors. We define ROCE as income from operations excluding acquisition and integration costs, litigation related expenses not reflective of our ongoing operating performance, and income tax expense (resulting in Adjusted Income from Operations, after tax) divided by average capital employed. Capital employed is defined as the combined values of debt and stockholders’ equity. We revised our definition of ROCE and Adjusted Income from Operations, after tax to exclude litigation related expenses not reflective of our ongoing operating performance, which for the twelve months ended March 31, 2026 is reflective of the costs related to the Impulse Litigation. In particular, we believe that the exclusion of the aforementioned litigation related expenses eliminated in calculating Adjusted Income from Operations, after tax and ROCE provides useful measures for period-to-period comparisons of our business. We did not revise prior years’ Adjusted Income from Operations, after tax or ROCE because there were no other charges similar in nature to these costs.

The following table presents a reconciliation of the GAAP financial measure of income from operations to adjusted income from operations, after tax to ROCE for each of the periods indicated:

	Twelve Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Income from operations	$88,943	$48,614	$40,329	83%
Plus: Acquisition and integration costs	14,818	36,815	(21,997)	(60)%
Plus: Provision for legal settlement (1)	48,803	—	48,803	*
Plus: Legal defense costs (1)	2,430	—	2,430	*
Less: Income tax expense	(33,701)	(3,971)	(29,730)	749%
Adjusted Income from Operations, after tax	$121,293	$81,458	$39,835	49%
Beginning debt	25,235	43,242	(18,007)	(42)%
Beginning equity	978,376	344,305	634,071	184%
Ending debt	24,212	25,235	(1,023)	(4)%
Ending equity	1,030,905	978,376	52,529	5%
Average capital employed	$1,029,364	$695,579	$333,785	48%
ROCE	12%	12%

(1) As defined in our reconciliation of the GAAP financial measure of net income (loss) and net income (loss) as a percentage of revenue to Adjusted EBITDA and Adjusted EBITDA Margin above.

* not meaningful

ROCE for the twelve months ended March 31, 2026 was 12%, remaining unchanged from the twelve months ended March 31, 2025.

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

The following table presents a reconciliation of the GAAP financial measure of net cash provided by operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Net cash provided by operating activities	$19,840	$31,090	$(11,250)	(36)%
Capital expenditures	(5,827)	(7,056)	1,229	(17)%
Free cash flow	$14,013	$24,034	$(10,021)	(42)%

Free Cash Flow for the three months ended March 31, 2026 was $14.0 million, a decrease of $10.0 million from the three months ended March 31, 2025.

BUSINESS SEGMENTS

We operate in one reportable segment as our chief operating decision maker (“CODM”) assesses performance and allocates resources based on financial information presented at a consolidated level.

CRITICAL ACCOUNTING ESTIMATES

As of March 31, 2026, there have been no significant changes to our critical accounting estimates since our Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended March 31, 2026. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 16. Commitments and Contingencies of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding litigation, claims, and other legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 25, 2025, our Board of Directors approved a share repurchase program (the “Share Repurchase Program”) that authorizes repurchases of up to an aggregate of $100 million of shares of common stock of the Company with no specified expiration date. The remaining maximum dollar value of shares that may yet be purchased under the Share Repurchase Program is approximately $76.6 million as of March 31, 2026.

We may repurchase shares from time to time in open market transactions, privately negotiated transactions, pursuant to accelerated share repurchase programs or otherwise in accordance with applicable federal securities laws. The timing and amount of the repurchases will be determined by management based on its evaluation of market conditions, share price, and other factors. For the three months ended March 31, 2026, we repurchased shares under our Share Repurchase Program in connection with the sale of common stock of the Company by certain affiliates of Amberjack Capital Partners, L.P., which closed on February 27, 2026.

	Three Months Ended March 31, 2026
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) (3)
January 1 - 31, 2026	—	$—	—	$90.70
February 1 - 28, 2026	606,258	24.47	575,000	76.58
March 1 - 31, 2026	—	—	—	76.58
	606,258	$24.47	575,000

(1) Includes the following transactions during the three months ended March 31, 2026: (i) the surrender of 31,258 shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the repurchase of 575,000 shares of common stock under the Share Repurchase Program.

(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs represents shares deemed surrendered to the Company to satisfy certain employee elections under our compensation and benefit programs. For the three months ended March 31, 2026, there were 31,258 shares withheld by the Company.

(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of March 31, 2026.

The Share Repurchase Program may be suspended or discontinued at any time.

During the period covered by this Quarterly Report, we did not sell any shares of common stock that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On March 2, 2026, Mark Reddout, our President of North American Operations, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 20,750 shares of Company Common Stock until February 28, 2027.

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

Innovex International, Inc.

Date: May 5, 2026	By:	/s/ Kendal Reed
Kendal Reed
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)