Form 10-Q
period 2026-06-30
Innovex International, Inc.
filed 2026-08-04
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 29, 2026, the registrant had 69,935,827 shares of common stock, $0.01 par value per share, outstanding.

i

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Innovex International, Inc. (the “Company”, “Innovex”, “we”, “our” or “us”). You can identify our forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” and similar expressions, or by our discussion of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

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

These statements are based on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are (i) risks related to our merger and acquisition activities, including the ultimate outcome and results of integrating operations; the effects of our merger and acquisition activities, including our future financial condition, results of operations, strategy and plans; potential adverse reactions or changes to business relationships resulting from the completion of mergers and acquisitions; expected benefits from mergers and acquisitions and our ability to realize those benefits; the significant costs required to integrate operations; whether mergers or acquisitions related litigation will occur and, if so, the results of any litigation, settlements, and investigations; (ii) operating hazards, natural disasters, weather-related delays, casualty losses, and other matters beyond our control; (iii) acts of terrorism, war or political or civil unrest in the United States or elsewhere; (iv) loss or corruption of our information or a cyberattack on our computer systems; (v) uncertainties pertaining to the lawsuit captioned Impulse Downhole Solutions Ltd., and Impulse Downhole Tools USA Ltd v. Downhole Well Solutions, LLC, Civil Action No. 4:23-cv-02954 in the U.S. District Court for the Southern District of Texas (the "Impulse Litigation"); and (vi) other risks and uncertainties discussed under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”), “Part II, Item 1A Risk Factors” of any subsequent Quarterly Reports on Form 10-Q and in other filings made by us from time to time with the SEC. Many of such factors are beyond our ability to control or predict. Any of the factors, or a combination of these factors, could materially affect our future results of operations and the ultimate accuracy of the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Every forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statement except as may be required by law.

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Innovex International, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and restricted cash	$222,055	$203,407
Trade receivables, net of allowance of $15,174 and $19,752 at June 30, 2026 and December 31, 2025, respectively	240,094	237,774
Contract assets	3,259	2,705
Inventories	264,837	248,433
Prepaid expenses and other current assets	58,282	35,728
Total current assets	788,527	728,047
Noncurrent assets
Property and equipment, net	169,636	158,874
Right-of-use assets – operating	48,728	52,204
Goodwill	106,005	99,720
Intangibles, net	115,326	116,230
Deferred tax asset, net	89,341	102,375
Other long-term assets	10,184	10,857
Total noncurrent assets	539,220	540,260
Total assets	$1,327,747	$1,268,307
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$77,188	$60,711
Accrued expenses	37,755	49,148
Operating lease liabilities	12,741	12,670
Contract liabilities	14,484	11,986
Current portion of long-term debt and finance lease obligations	6,043	6,709
Other current liabilities	9,304	6,940
Total current liabilities	157,515	148,164
Noncurrent liabilities
Long-term debt and finance lease obligations	19,041	18,922
Operating lease liabilities	36,729	40,986
Deferred income taxes	621	500
Legal settlement accrual	51,607	—
Other long-term liabilities	3,735	2,036
Total noncurrent liabilities	111,733	62,444
Total liabilities	$269,248	$210,608
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	$—	$—
Common stock: $0.01 par value, 200,000,000 shares authorized at June 30, 2026 and December 31, 2025; 68,875,856 and 69,077,237 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	689	691
Additional paid-in capital	772,905	767,650
Accumulated other comprehensive income	5,394	4,084
Retained earnings	279,511	285,274
Total stockholders’ equity	$1,058,499	$1,057,699
Total liabilities and stockholders’ equity	$1,327,747	$1,268,307

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenues
Products	$167,379	$149,449	$330,274	$316,799
Services	31,705	30,782	62,846	65,843
Rental	45,812	44,003	90,807	82,007
Total revenues	244,896	224,234	483,927	464,649
Cost of revenues(a)
Products	124,732	112,234	247,984	234,450
Services	23,323	26,025	42,500	55,324
Rental	13,193	14,256	25,286	26,652
Total cost of revenues	161,248	152,515	315,770	316,426
Selling, general and administrative expenses	39,089	28,835	80,837	61,184
Gain on sale of assets, net	(9,853)	(419)	(11,873)	(271)
Depreciation and amortization	16,213	14,974	32,435	29,919
Impairment of long-lived assets	—	503	—	3,427
Acquisition and integration costs	1,613	5,131	3,201	9,419
Provision for legal settlement	2,804	—	51,607	—
Income from operations	33,782	22,695	11,950	44,545
Interest (income) expense, net	(653)	551	(1,041)	1,251
Other income, net	(972)	(92)	(822)	(306)
Income before income taxes	35,407	22,236	13,813	43,600
Income tax expense	10,376	6,891	5,453	13,498
Net income	25,031	15,345	8,360	30,102

Earnings per common share
Basic	$0.36	$0.22	$0.12	$0.44
Diluted	$0.36	$0.22	$0.12	$0.43

Weighted average common shares outstanding
Basic	68,793,160	68,943,387	68,866,310	69,115,786
Diluted	69,523,359	69,147,457	69,610,693	69,330,598

Other comprehensive income
Net income	$25,031	$15,345	$8,360	$30,102
Foreign currency translation adjustment	(440)	6,728	1,310	11,344
Comprehensive income	$24,591	$22,073	$9,670	$41,446

(a) Cost of revenues excludes depreciation and amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
(in thousands, except share amounts)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income/(Loss)	Stockholders’ Equity
For the three months ended June 30, 2025
Balance at March 31, 2025	69,337,922	$693	$756,548	$225,382	$(4,247)	$978,376
Stock-based compensation	—	—	3,758	—	—	3,758
Foreign currency translation adjustment	—	—	—	—	6,728	6,728
Net income	—	—	—	15,345	—	15,345
Equity award vestings	29,719	1	—	—	—	1
Repurchase and retirement of common stock	(588,488)	(6)	—	(8,649)	—	(8,655)
Balance at June 30, 2025	68,779,153	$688	$760,306	$232,078	$2,481	$995,553

For the three months ended June 30, 2026
Balance at March 31, 2026	68,635,016	$686	$769,905	$254,480	$5,834	$1,030,905
Stock-based compensation	—	—	3,391	—	—	3,391
Foreign currency translation adjustment	—	—	—	—	(440)	(440)
Net income	—	—	—	25,031	—	25,031
Equity award vestings	256,467	3	(3)	—	—	—
Shares withheld related to net settlement of equity awards	(15,627)	—	(388)	—	—	(388)
Balance at June 30, 2026	68,875,856	$689	$772,905	$279,511	$5,394	$1,058,499

	Common Stock		Additional		Accumulated Other	Total
(in thousands, except share amounts)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income/(Loss)	Stockholders’ Equity
For the six months ended June 30, 2025
Balance at December 31, 2024	69,178,263	$692	$755,077	$211,250	$(8,863)	$958,156
Stock-based compensation	—	—	5,525	—	—	5,525
Foreign currency translation adjustment	—	—	—	—	11,344	11,344
Net income	—	—	—	30,102	—	30,102
Equity award vestings	242,036	2	(2)	—	—	—
Shares withheld related to net settlement of equity awards	(16,615)	—	(294)	—	—	(294)
Repurchase and retirement of common stock	(624,531)	(6)	—	(9,274)	—	(9,280)
Balance at June 30, 2025	68,779,153	$688	$760,306	$232,078	$2,481	$995,553

For the six months ended June 30, 2026
Balance at December 31, 2025	69,077,237	691	767,650	285,274	4,084	1,057,699
Stock-based compensation	—	—	6,358	—	—	6,358
Foreign currency translation adjustment	—	—	—	—	1,310	1,310
Net income	—	—	—	8,360	—	8,360
Equity award vestings	420,504	4	(4)	—	—	—
Shares withheld related to net settlement of equity awards	(46,885)	—	(1,099)	—	—	(1,099)
Repurchase and retirement of common stock	(575,000)	(6)	—	(14,123)	—	(14,129)
Balance at June 30, 2026	68,875,856	$689	$772,905	$279,511	$5,394	$1,058,499

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$8,360	$30,102
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,435	29,919
Deferred debt issuance cost amortization	146	171
Amortization of operating lease ROU asset	6,590	5,972
Impairment of long-lived assets	—	3,427
Provision for legal settlement	51,607	—
Stock-based compensation expense	6,358	5,525
Gain on sale of property, equipment and lease terminations	(11,922)	(487)
Deferred tax, net	13,673	13,893
Changes in operating assets and liabilities, net of amounts related to acquisitions:
Trade receivables, net	(3,084)	7,839
Inventories	(14,865)	14,464
Prepaid expenses and other current assets	(22,212)	(5,795)
Other long-term assets	322	(1,112)
Accounts payable	15,731	(7,189)
Accrued expenses and other current liabilities	(11,829)	(12,298)
Other operating assets and liabilities, net	(14,442)	5,869
Net cash provided by operating activities	56,868	90,300
Cash flows from investing activities
Payments on acquisitions, net of cash acquired	(12,041)	(80,669)
Capital expenditures	(12,468)	(14,353)
Proceeds from sale of property and equipment	5,664	8,684
Net cash used in investing activities	(18,845)	(86,338)
Cash flows from financing activities
Deferred debt issuance cost	—	(1,455)
Revolving credit facility borrowings	—	136,200
Revolving credit facility payments	—	(121,200)
Term loan payments	—	(11,429)
Payments on finance leases	(4,069)	(3,499)
Common stock repurchased and retired	(14,129)	(9,280)
Taxes paid related to net share settlement of equity awards	(1,099)	(294)
Net cash used in financing activities	(19,297)	(10,957)
Effect of exchange rate changes	(78)	2,498
Net change in cash and restricted cash	18,648	(4,497)
Cash and restricted cash beginning of period	203,407	73,278
Cash and restricted cash end of period	$222,055	$68,781
Supplemental cash flow information:
Cash paid for interest	$—	$720
Cash paid (received) for income taxes, net of refunds	(54)	8,116
Non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$716	$1,623
Operating lease assets obtained in exchange for lease obligations	4,104	8,927
Finance lease assets obtained in exchange for lease obligations	3,591	6,364

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

In the second quarter of 2025, our certificate of incorporation was amended to increase the number of shares of capital stock authorized for issuance. Prior to the amendment, the certificate of incorporation authorized the Company to issue 110,000,000 shares of capital stock, consisting of (i) 100,000,000 shares of Company Common Stock, par value $0.01 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.01 per share. The amendment increased the number of authorized shares of Company Common Stock to 200,000,000 and correspondingly increased the number of authorized shares of our capital stock to 210,000,000; the authorized number of shares of our preferred stock remained at 10,000,000.

On May 30, 2025, we acquired Citadel Casing Solutions, LLC (“Citadel”) for cash, resulting in Citadel becoming a wholly owned subsidiary of Innovex. Refer to Note 3. Mergers and Acquisitions for further details.

On September 23, 2025, we completed the sale of the Eldridge facility and associated assets, resulting in the recognition of a gain on the sale of these assets. See our Annual Report for further details.

On February 25, 2026, Innovex and certain affiliates of Amberjack Capital Partners, L.P. (the “selling stockholders”) entered into an underwriting agreement with J.P. Morgan Securities LLC acting as book-running manager for the offering and as representative of the underwriters, relating to the offer and sale by the selling stockholders of 5,750,000 shares of Company Common Stock at a price to the public of $25.75 per share (the “February 2026 Secondary Offering”), pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-282178). The selling stockholders granted the underwriters the option to purchase, within 30 days from the date of the underwriting agreement, an additional 862,500 shares of Company Common Stock, which was exercised in full. The underwriting agreement also provided for the Company’s purchase from the underwriters and simultaneous retirement of 575,000 shares out of the 5,750,000 shares for an aggregate purchase price of approximately $14.1 million (the "Share Repurchase"). The February 2026 Secondary Offering and Share Repurchase was completed on February 27, 2026. The Company did not receive any proceeds from the February 2026 Secondary Offering.

On April 10, 2026, we acquired Drilling Innovative Solutions, LLC (“DIS”) for cash, resulting in DIS becoming a wholly owned subsidiary of Innovex. Refer to Note 3. Mergers and Acquisitions for further details.

On June 15, 2026, Innovex entered into a Share Purchase Agreement (the “Purchase Agreement”) with Rieber & Søn AS, a Norwegian private limited liability company (the “Seller”), pursuant to which the Company agreed to acquire from the Seller all of the issued shares (other than treasury shares) of TCO Group AS, a Norwegian private limited liability company (“TCO Group”). The acquisition closed on July 1, 2026. TCO Group is engaged in the development, manufacturing, and supply of equipment, tools, and related services to the oil and gas industry. TCO Group’s product offering includes completion barrier plugs, tubing-conveyed perforating services, chemical injection systems and annulus pressure relief systems. These products are used in well completion and testing, perforation services, targeted downhole chemical delivery and automatic relief of trapped pressure between casing strings.

The aggregate purchase price for the acquisition was equal to the Norwegian krone equivalent of approximately $95 million. The purchase price consisted of: (i) 1,060,713 shares of Company Common Stock, valued at approximately $30 million based on the average of the volume weighted average trading prices of the Company Common Stock on the New York Stock Exchange over the 15 trading days immediately preceding June 15, 2026, and (ii) $65 million in cash, subject to certain adjustments.

Due to the proximity of the acquisition date to the issuance of these financial statements, the initial accounting for the business combination is incomplete. The Company has not yet completed the purchase price allocation for this transaction nor the corresponding unaudited pro forma condensed combined financial statements as the financial information has not been finalized. Disclosures related to the identification and measurement of identifiable assets acquired and liabilities assumed, including the allocation of the purchase price and the determination of goodwill, along with unaudited pro forma financial information, will be provided in the third quarter of 2026.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information. The Condensed Consolidated Financial Statements include the accounts of our subsidiaries where we have control over operating and financial policies. Investments in unconsolidated affiliates, if any, in which the Company can exercise significant influence, but does not own a controlling financial interest, are accounted for using the equity method of accounting. These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and related notes thereto for the year ended December 31, 2025 (the “Audited Financial Statements”) included in our Annual Report. In the opinion of management, these Condensed Consolidated Financial Statements reflect all normal, recurring adjustments necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. All intercompany accounts and transactions have been eliminated for purposes of preparing these Condensed Consolidated Financial Statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2. Summary of Significant Accounting Policies in the Audited Financial Statements.

Segment Information

We operate in one reportable segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM assesses performance and allocates resources based on financial information presented at a consolidated level. The types of products and services from which we derive our revenues are disclosed under “Revenue Recognition” within our Annual Report. We derive revenue globally, and our manufacturing and engineering capabilities exist in multiple locations, but these costs are managed centrally as manufactured parts and engineering capabilities are used to support the global company. The CODM assesses performance for the single reportable segment, which represents the consolidated global entity, based on net income which is reported in our Condensed Consolidated Statements of Operations and Comprehensive Income. The measure of segment assets is reported in our Condensed Consolidated Balance Sheets as total consolidated assets.

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

NOTE 3. MERGERS AND ACQUISITIONS

Our acquisition of businesses consisted of the transactions described below during the six months ended June 30, 2026 and the twelve months ended December 31, 2025. Acquisition and integration costs in our Condensed Consolidated Statements of Operations and Comprehensive Income represent expenditures directly associated with the closing and integration activities of the Merger and acquisitions completed, and include (i) legal, accounting, and advisory fees to complete the Merger and acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance, and other integration costs (collectively, “acquisition and integration costs”).

SCF Machining Corporation

On February 7, 2025, we acquired SCF in exchange for $17.7 million in cash consideration. SCF is a Canadian-domiciled entity and parent company to SCF Machining Corporation Vietnam Company Limited, a Vietnam-based company that was established to grow our low-cost country supply chain by establishing an exclusive manufacturing vendor to provide Innovex with high quality, low price machined goods. The acquisition qualifies as a business combination and was accounted for using the acquisition method of accounting.

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

Citadel Casing Solutions

On May 30, 2025, we acquired Citadel for $69.7 million in cash consideration. We believe this acquisition enhances our product portfolio and allows us to leverage Citadel’s industrial platform. The acquisition qualifies as a business combination and is accounted for using the acquisition method of accounting. The purchase price includes $3.0 million that was retained by the Company for purposes of funding any post-closing expenses and liabilities identified after the close of the transaction, if necessary. As of June 30, 2026, we have disbursed the entirety of the retained $3.0 million based on post-closing expenses identified.

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

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustment	Final Purchase Price Allocation (as Adjusted)
Cash and restricted cash	$3,408	$—	$3,408
Trade receivables	13,059	—	13,059
Inventories (1)	13,238	(2,358)	10,880
Prepaid expenses and other current assets	483	—	483
Property and equipment	8,576	—	8,576
Right-of-use assets – operating	1,193	—	1,193
Other long-term assets	51	—	51
Intangibles	23,800	—	23,800
Total assets	63,808	(2,358)	61,450
Accounts payable	6,111	—	6,111
Accrued expenses	1,539	—	1,539
Operating lease liabilities - current	552	—	552
Other current liabilities	143	—	143
Current portion of long-term debt and finance lease obligations	762	—	762
Operating lease liabilities - noncurrent	641	—	641
Long-term debt and finance lease obligations	2,623	—	2,623
Total liabilities	12,371	—	12,371
Net assets acquired	51,437	(2,358)	49,079
Goodwill	18,226	2,358	20,584
Total purchase consideration	$69,663	$—	$69,663

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

Drilling Innovative Solutions

On April 10, 2026, we acquired DIS for total purchase consideration of $17.6 million, which includes $4 million (the "earnout") of contingent payment obligations payable upon achievement of defined performance metrics within two years of closing. The purchase consideration, except for the earnout, has been paid in cash. DIS manufactures and distributes unique patented products to the oil and gas industry, including float valves and plug cement retainers. We believe this acquisition enhances our product portfolio and allows us to deliver additional value to our global customer base. The acquisition qualifies as a business combination and is accounted for using the acquisition method of accounting. DIS is expected to achieve the full $4 million earnout. Therefore, we recognized the full earnout as a liability with $2.4 million recorded within Other current liabilities and $1.6 million recorded within Other long-term liabilities in the Condensed Consolidated Balance Sheets for the period ended June 30, 2026. The assets acquired and liabilities assumed in this acquisition were recorded based on preliminary estimates of their fair values as of the acquisition date. The estimated fair value of identifiable assets acquired (excluding goodwill) and liabilities assumed is $12.5 million, inclusive of $7.8 million of intangible assets. Goodwill was estimated at $5.1 million and represents the future economic benefits arising from other assets acquired that cannot be individually identified and separately recognized. Based on the current tax treatment, goodwill is expected to be deductible for income tax purposes over a 15-year period. Pro forma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to the Condensed Consolidated Financial Statements.

The table below represents the detail of the intangible assets acquired and the respective amortization periods (amounts in thousands):

Intangible Type	Weighted Average Amortization Period	Value
Customer relationships	10.0 Years	$5,400
Trade names	5.0 Years	400
Technology, patents, and other	10.0 Years	2,000
Total intangibles acquired	9.7 Years	$7,800

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

The following tables present our revenues disaggregated by category and by geography:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in thousands)	NAM	INTL & Offshore	Total	NAM	INTL & Offshore	Total
Product revenues	$86,265	$81,114	$167,379	$77,368	$72,081	$149,449
Service revenues	16,693	15,012	31,705	15,901	14,881	30,782
Rental revenues	28,477	17,335	45,812	26,698	17,305	44,003
Total revenues	$131,435	$113,461	$244,896	$119,967	$104,267	$224,234

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in thousands)	NAM	INTL & Offshore	Total	NAM	INTL & Offshore	Total
Product revenues	$175,787	$154,487	$330,274	$152,622	$164,177	$316,799
Service revenues	33,712	29,134	62,846	32,650	33,193	65,843
Rental revenues	58,641	32,166	90,807	55,211	26,796	82,007
Total revenues	$268,140	$215,787	$483,927	$240,483	$224,166	$464,649

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

The changes in allowance for credit losses during the six months ended June 30, 2026 and 2025 were as follows:

	June 30,
(in thousands)	2026	2025
Balance at January 1	$19,752	$63,875
Provision for (recovery of) credit losses	1,393	(12,858)
Write-offs charged against allowance	(5,971)	(28,710)
Balance at June 30	$15,174	$22,307

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

Balances related to contracts with customers consisted of the following (in thousands):

Contract Assets

Contract assets at December 31, 2025	$2,705
Additions	558
Transfers to Trade receivables, net	(4)
Contract assets at June 30, 2026	$3,259

Contract liabilities

Contract liabilities at December 31, 2025	$11,986
Additions	8,939
Revenue recognized	(6,441)
Contract liabilities at June 30, 2026	$14,484

Obligations for returns and refunds were considered immaterial as of June 30, 2026.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $40.8 million as of June 30, 2026. We expect to recognize revenue on 100% of the remaining performance obligations over the next twelve months.

We apply the practical expedient available under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which permits us not to disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 5. INVENTORY

A summary of inventories as of June 30, 2026 and December 31, 2025 is as follows:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials	$15,170	$23,252
Work in progress	20,483	20,224
Finished goods	229,184	204,957
Inventory, net	$264,837	$248,433

All amounts in the table above are reported net of obsolescence reserves of $115.5 million and $104.0 million as of June 30, 2026 and December 31, 2025, respectively.

NOTE 6. PROPERTY AND EQUIPMENT

A summary of property and equipment as of June 30, 2026 and December 31, 2025 is as follows:

(in thousands)	June 30, 2026	December 31, 2025
Land	$13,382	$13,409
Buildings, building improvements and leasehold improvements	48,351	50,168
Manufacturing machinery and equipment	71,298	70,579
Rental tools	91,176	73,032
Office equipment and computer software	3,082	3,122
Vehicles	14,546	14,595
Right-of-use leases – finance	38,134	36,341
Total Property and equipment	279,969	261,246
Less: Accumulated depreciation and amortization	(110,333)	(102,372)
Net Property and equipment	$169,636	$158,874

The amortization expense for the right-of-use finance lease assets was $2.3 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively, and $4.4 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively.

Depreciation expense related to property and equipment was $9.5 million and $9.4 million for the three months ended June 30, 2026 and 2025, respectively, and $19.4 million and $19.0 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 7. ASSETS HELD FOR SALE

In accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment (“ASC 360”), specifically ASC 360-10-45-9, we identified no assets held for sale in our Condensed Consolidated Balance Sheets at June 30, 2026.

In the first quarter of 2025, we identified a decrease in the market price of long-lived assets related to land and a building in Mexico classified as assets held for sale at March 31, 2025. We determined the carrying values were not recoverable and exceeded their fair values. We then measured the impairment losses by comparing the book values with current third-party quoted market prices, resulting in a total impairment of $2.9 million. The impairment loss recorded is presented as Impairment of long-lived assets in our Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2025.

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

A summary of intangible assets as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$131,548	$(34,517)	$97,031
Trade names	12,100	(2,532)	9,568
Technology, patents, and other	9,600	(873)	8,727
Total	$153,248	$(37,922)	$115,326

	December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$145,648	$(46,488)	$99,160
Trade names	11,700	(1,822)	9,878
Technology, patents, and other	8,100	(908)	7,192
Total	$165,448	$(49,218)	$116,230

Amortization expense on intangible assets was $4.5 million and $3.8 million for the three months ended June 30, 2026 and 2025, respectively, and $8.7 million and $7.4 million for the six months ended June 30, 2026 and 2025, respectively.

Goodwill

The following table presents a roll-forward of goodwill for the periods ended June 30, 2026 and December 31, 2025:

(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2025	$170,224	$(70,504)	$99,720
Additions – DIS acquisition	5,116	—	5,116
Measurement period adjustment - Citadel	1,085	—	1,085
Foreign currency translation adjustment	84	—	84
Balance at June 30, 2026	$176,509	$(70,504)	$106,005

Impairment

We analyzed definite lived intangible assets for impairment as of June 30, 2026 and December 31, 2025, in accordance with ASC 360, noting no impairment indicators were present. We analyzed goodwill for impairment as of June 30, 2026 and December 31, 2025, in accordance with Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other (“ASC 350”), noting no impairment indicators were present. For our annual goodwill impairment test as of December 31, 2025, we performed a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit was less than its carrying value as of the test date, for which we determined that it was not. We evaluated events and circumstances since the date of our last quantitative or qualitative assessment, including macroeconomic conditions, industry, and market conditions, and our overall financial performance, and it was determined that no changes in circumstances indicated that a potential impairment of goodwill had occurred. Therefore, no impairment charges were recorded related to goodwill for the three and six months ended June 30, 2026. We will continue to evaluate our goodwill and definite lived assets for potential triggering events as conditions warrant.

NOTE 9. PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Prepaid expenses	$13,414	$6,810
Current deposits	7,805	6,025
Tax receivables	33,050	20,517
Other current assets	4,013	2,376
Total	$58,282	$35,728

NOTE 10. DEBT

Current and long-term debt obligations, inclusive of finance lease obligations, consisted of the following as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Current portion of long-term debt and finance lease obligations:
Finance lease obligations	6,043	6,709
Total current portion of long-term debt and finance lease obligations	6,043	6,709
Long-term debt and finance lease obligations:
Finance lease obligations	19,041	18,922
Total long-term portion of debt and finance lease obligations	19,041	18,922
Total debt and finance lease obligations	$25,084	$25,631

As of June 30, 2026 and December 31, 2025, we had no borrowings outstanding under the Revolving Credit Facility (as defined below).

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

We performed a debt modification analysis in accordance with Accounting Standards Codification Topic 470, Debt (“ASC 470”), and concluded that the elimination of the term loan represented a debt extinguishment. We recognized a loss in February 2025 due to the write-down of the remaining debt issuance costs pertaining to the term loan of $0.4 million. The debt issuance cost attributable to the Revolving Credit Facility as of June 30, 2026 was $1.1 million and is classified as Other long-term assets in our Condensed Consolidated Balance Sheets at June 30, 2026. We were in compliance with our debt covenants at June 30, 2026 and December 31, 2025.

NOTE 11. ACCRUED EXPENSES

A summary of accrued expenses as of June 30, 2026 and December 31, 2025 is as follows:

(in thousands)	June 30, 2026	December 31, 2025
Payroll and other compensation expenses	$20,385	$28,555
Property, sales and other non-income related taxes	7,657	9,316
Accrued commission	1,284	1,153
Income taxes	1,043	669
Other accrued liabilities	7,386	9,455
Total	$37,755	$49,148

NOTE 12. INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2026 was 29.3% and 39.5%, respectively, compared to 31.0% for the same periods in 2025. The change in the effective tax rate between the periods was primarily due to the discrete items recorded in the respective periods along with the change in projected earnings mix by geography and tax jurisdiction, foreign withholding tax, and changes in non-deductible expenses.

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

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except share and per share amounts):

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$25,031	$15,345	$8,360	$30,102
Denominator:
Basic weighted average number of shares outstanding	68,793,160	68,943,387	68,866,310	69,115,786
Dilutive effect of equity awards	730,199	204,070	744,383	214,812
Diluted weighted average number of shares	69,523,359	69,147,457	69,610,693	69,330,598
Income (loss) per share:
Basic	$0.36	$0.22	$0.12	$0.44
Diluted	$0.36	$0.22	$0.12	$0.43
Potentially dilutive shares excluded as anti-dilutive	104,333	19,341	74,505	9,555

NOTE 14. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

We account for equity-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). Equity instruments are measured at fair value on the grant date consistent with the terms of the award. Stock-based compensation expense recorded was $3.4 million and $3.8 million for the three months ended June 30, 2026 and 2025, respectively, and $6.4 million and $5.5 million for the six months ended June 30, 2026 and 2025, respectively. The compensation expense is recorded in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income.

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

During the six months ended June 30, 2026 and 2025, we repurchased 575,000 and 624,531 shares at an average price of $24.59 and $14.89, under the Share Repurchase Program for approximately $14.1 million and $9.3 million, respectively, and have retired such shares. As of June 30, 2026, we had remaining authorization to repurchase up to approximately $76.6 million of our shares.

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

The total of purchases from vendors that are related parties was $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $1.3 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

Total revenue earned from customers that are related parties was de minimis and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $0.2 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, we had de minimis outstanding net trade receivables due from customers that are related parties and at December 31, 2025, we had no outstanding net trade receivables due from customers that are related parties.

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

Impulse Litigation

In 2023, Impulse Downhole Solutions Ltd. and Impulse Downhole Tools USA Ltd. (collectively, “Impulse”) filed a lawsuit against DWS (captioned Impulse Downhole Solutions Ltd., and Impulse Downhole Tools USA Ltd v. Downhole Well Solutions, LLC, Civil Action No. 4:23-cv-02954 in the U.S. District Court for the Southern District of Texas) alleging infringement of five United States patents owned by Impulse Downhole Solutions Ltd. relating to friction reduction tools used in directional drilling. The allegations of infringement of two of the patents were dismissed before the jury trial. The jury found the remaining patent claims were valid, that DWS had infringed on those patents and that such infringement was willful. The jury awarded monetary damages to Impulse of $47.6 million; however, no judgment has yet been entered and the jury decision is subject to post-trial motions. Damages could increase or decrease based on further proceedings and judicial determination, and the amount of ultimate loss may differ materially from the amount accrued to date.

Loss contingencies are inherently unpredictable; the assessment is highly subjective and requires judgment about future events, and unfavorable developments or resolutions can occur. Based on management’s current understanding of the relevant facts and circumstances, a loss related to this matter is both probable and estimable. Accordingly, we recorded a loss contingency accrual of $51.6 million, which includes an additional estimated loss of $2.8 million recognized since March 31, 2026, classified within Legal settlement accrual in our Condensed Consolidated Balance Sheets. We strongly disagree with the verdict, intend to continue to vigorously challenge it, and expect to pursue post-trial motions and appeal any resulting judgment to the U.S. Court of Appeals for the Federal Circuit.

In addition to the matter described above, there are other pending legal proceedings involving Innovex, considered ordinary routine litigation incidental to the business. While it is not feasible to predict the outcome of such proceedings, in the opinion of Innovex as of June 30, 2026, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to our financial condition, results of operations or cash flows either individually or in the aggregate.

Legal Defense Accrual

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense accruals are as follows: the actual costs incurred by Innovex; the development of Innovex’s legal defense strategy and structure in light of the scope of its litigation; the cases being brought against Innovex; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of trial activities in the associated litigation. The legal defense accrual as of June 30, 2026 and December 31, 2025 was $3.4 million and $5.0 million, respectively, and represented our best estimate of the minimum amount of defense costs to be incurred in connection with our outstanding litigation; however, events such as additional trials and other events that could arise in the course of our litigation could affect the ultimate amount of legal defense costs to be incurred by Innovex. We will continue to monitor our legal defense costs and review the adequacy of the associated accrual and may decide to increase the accrual at any time in the future if, based upon the factors set forth, we believe it would be appropriate to do so.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations, financial condition, and liquidity position of Innovex for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with (i) the accompanying unaudited Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 of this Quarterly Report and (ii) the audited Consolidated Financial Statements and related notes for the year ended December 31, 2025 included in our Annual Report.

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

We are a global company, and for the six months ended June 30, 2026, the U.S. and Canadian onshore (“NAM”) market made up approximately 55% of our revenue, while the international and offshore (“International and Offshore”) market constituted 45%. Within the NAM market, we have a strong presence in both the United States and Canada. The NAM market is core to us, and we maintain a robust sales and distribution infrastructure across the region. Our products have broad applicability in this market, particularly for horizontal or unconventional wells that have become prevalent methods of oil and natural gas development across the region. We are focused on significantly increasing our revenue from the International and Offshore markets, as these regions are typically subject to long-cycle investment horizons and exhibit relatively less cyclicality than the NAM market. The Middle East, and in particular Saudi Arabia, has been a key source of growth for Innovex. We also operate across Asia, Latin America, Europe, and the Gulf of America, among other regions. To enhance our global reach, we have complemented our locations across these markets with a network of strategic distribution, sales, and manufacturing partners.

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

Our business has produced strong returns on invested capital. Refer to “Non-GAAP Financial Measures” within this section for Return on Capital Employed, which is how we assess the effectiveness of our capital allocation over time. For the six months ended June 30, 2026, our net income, income from operations and Adjusted EBITDA were equivalent to approximately 1.7%, 2.5%, and 20.1% of revenue, respectively. Over the same period, capital expenditures accounted for 2.6% of revenue, and we recognized approximately $12.0 million in income from operations. For the six months ended June 30, 2025, our net income, income from operations and Adjusted EBITDA were equivalent to approximately 6.0%, 10.0%, and 20.0% of revenue, respectively. Over the same period, capital expenditures accounted for 3% of revenue, and we earned approximately $44.5 million in income from operations. During the six months ended June 30, 2026, we established a legal contingency accrual due to the jury verdict in connection with the Impulse Litigation, which is a primary reason for the decrease in net income and income from operations for the six months ended June 30, 2026. We believe that our global sales and distribution network, as well as our manufacturing capacity and vendor network, position us well to drive revenue growth and margin expansion. Refer to “Non-GAAP Financial Measures” within this section for the definitions of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed, as well as a reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed to our most directly comparable financial measures calculated and presented in accordance with GAAP.

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

Recent Developments

On April 10, 2026, we acquired Drilling Innovative Solutions, LLC (“DIS”) for a total purchase consideration of $17.6 million, which includes $4 million of earnout obligations subject to the achievement of revenue targets over the next two years, resulting in DIS becoming a wholly owned subsidiary of Innovex. DIS manufactures and distributes unique patented products to the oil and gas industry, including float valves and plug cement retainers, with a proven track record of helping operators realize significant savings through innovative solutions. Through integrating DIS’ product offering and expertise into our broader platform, we expect to enhance our portfolio of “big-impact, small ticket” products, allowing us to deliver additional value to our global customer base.

On June 15, 2026, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Rieber & Søn AS, a Norwegian private limited liability company (the “Seller”), pursuant to which we agreed to acquire from the Seller all of the issued shares (other than treasury shares) of TCO Group AS, a Norwegian private limited liability company (“TCO Group”). The acquisition closed on July 1, 2026. TCO Group is engaged in the development, manufacturing, and supply of equipment, tools, and related services to the oil and gas industry. TCO Group’s product offering includes completion barrier plugs, tubing-conveyed perforating services, chemical injection systems and annulus pressure relief systems. These products are used in well completion and testing, perforation services, targeted downhole chemical delivery and automatic relief of trapped pressure between casing strings.

The aggregate purchase price for the acquisition was equal to the Norwegian krone equivalent of approximately $95 million. The purchase price consisted of: (i) 1,060,713 shares of the Company’s common stock, par value $0.01 per share, valued at approximately $30 million based on the average of the volume weighted average trading prices of the Company’s common stock on the New York Stock Exchange over the 15 trading days immediately preceding June 15, 2026, and (ii) $65 million in cash, subject to certain adjustments.

Market Factors and Trends

Our business is driven by the number of oil and natural gas wells drilled worldwide, which is closely tied to global exploration and production spending. As of June 25, 2026, Rystad Energy expects global upstream energy spending, excluding Iran, Venezuela, Cuba, Russia, and China, to decline slightly by approximately 1% in 2026 before increasing by approximately 6% in 2027 and a further approximately 2% in 2028. Approximately 33,000 wells were drilled in 2025, and that number is expected to remain relatively stable at approximately 33,000 wells annually through 2028. The pace of development activity is driven by expected well profitability and returns, which, in turn, are influenced by several factors, including current global oil and natural gas supply and demand balances, current and expected future prices for oil and natural gas and the perceived stability and sustainability of these commodity prices over time.

The oil and natural gas industry has historically been characterized by volatility in commodity prices and in the level of drilling and production activity, which are driven by a variety of market forces, including geopolitical instability (including, most recently, the Iran conflict), climate-related initiatives, OPEC+ actions, among others. We expect that the growing energy demands of data centers, driven by the prevalence of Artificial Intelligence, will continue to contribute to the consumption of natural gas for power generation. The global demand for oil and natural gas has consistently increased historically, and we believe that multiple years of underinvestment in oil and natural gas development have left the industry with limited spare production capacity. Additionally, public E&P operators have adopted a more conservative approach to capital spending in response to stockholders’ desire for increased return of capital. We believe that these factors have laid a foundation to support oil and natural gas prices and will lead to a sustained spending cycle and stable activity levels by our customers in the near and medium-term.

FACTORS AFFECTING THE COMPARABILITY OF OUR RESULTS OF OPERATIONS

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, due to recent and future acquisitions. One way in which we have grown, and will continue to grow, our operations and financial results is through strategic acquisitions. In February 2025, we acquired SCF Machining Corporation ("SCF"), a Canadian-domiciled entity and parent company to SCF Machining Corporation Vietnam Company Limited, a Vietnam-based company. In May 2025, we acquired Citadel Casing Solutions, LLC ("Citadel"), a leading provider of differentiated downhole technologies. In April 2026, we acquired DIS, a leading supplier of niche downhole tools. In July 2026, we acquired TCO Group, a leading provider of advanced well completion technologies. As a general matter, following an acquisition, our results of operations are affected by the results of the newly acquired business or operations, the purchase accounting for the acquisition, any debt incurred in connection with the acquisition and expenditures made to integrate the newly acquired business or operations. As a result of our acquisitions and the consolidation of our operating subsidiaries into our financial results, the periods presented in our historical financial statements may not be comparable to one another and our future results of operations and financial results may differ.

RESULTS OF OPERATIONS

The following table presents summary consolidated operating results for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues	$244,896	$224,234	$20,662	9%	$483,927	$464,649	$19,278	4%
Cost of revenues(a)	161,248	152,515	8,733	6%	315,770	316,426	(656)	(0)%
Selling, general and administrative expenses	39,089	28,835	10,254	36%	80,837	61,184	19,653	32%
Gain on sale of assets, net	(9,853)	(419)	(9,434)	2,252%	(11,873)	(271)	(11,602)	4,281%
Depreciation and amortization	16,213	14,974	1,239	8%	32,435	29,919	2,516	8%
Impairment of long-lived assets	—	503	(503)	*	—	3,427	(3,427)	*
Acquisition and integration costs	1,613	5,131	(3,518)	(69)%	3,201	9,419	(6,218)	(66)%
Provision for legal settlement	2,804	—	2,804	*	51,607	—	51,607	*
Total costs and expenses	$211,114	$201,539	$9,575	5%	$471,977	$420,104	$51,873	12%
Income from operations	33,782	22,695	11,087	49%	11,950	44,545	(32,595)	(73)%
Interest (income) expense, net	(653)	551	(1,204)	(219)%	(1,041)	1,251	(2,292)	(183)%
Other income	(972)	(92)	(880)	957%	(822)	(306)	(516)	169%
Income before income taxes	35,407	22,236	13,171	59%	13,813	43,600	(29,787)	(68)%
Income tax expense	10,376	6,891	3,485	51%	5,453	13,498	(8,045)	(60)%
Net income	$25,031	$15,345	$9,686	63%	$8,360	$30,102	$(21,742)	(72)%

(a) Cost of revenues excludes depreciation and amortization.

* not meaningful

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenues Our NAM market revenue for the three months ended June 30, 2026 was $131.4 million, an increase of $11.5 million from the three months ended June 30, 2025, primarily driven by an increase in market share and incremental business operations due to the acquisition of Citadel in May of 2025. Our International and Offshore market revenue for the three months ended June 30, 2026 was $113.5 million, an increase of $9.2 million from the three months ended June 30, 2025, primarily driven by an increase in business operations from our Latin America region and the DIS acquisition in April of 2026.

Cost of revenues, exclusive of depreciation and amortization Total cost of revenues for the three months ended June 30, 2026 was $161.2 million, an increase of $8.7 million from the three months ended June 30, 2025. The increase in cost of revenues was primarily attributable to an increase in sales activity.

Selling, general and administrative expenses Selling, general and administrative expense for the three months ended June 30, 2026 was $39.1 million, an increase of $10.3 million from the three months ended June 30, 2025. The change was primarily attributable to the recovery of $13.6 million of outstanding receivables from our former agent in Saudi Arabia during the three months ended June 30, 2025, which resulted in a reduction of bad debt expense during that period. This was offset by a decrease in salaries and wages of $3.8 million during the three months ended June 30, 2026.

Gain on sale of assets, net Gain on sale of assets, net for the three months ended June 30, 2026 was $9.9 million, an increase of $9.4 million from the three months ended June 30, 2025. The change was driven by the sale of our rental tool assets and the sale of a building in Mineral Wells, TX, which resulted in a gain, offset by normal variations associated with the sale of property during the period.

Depreciation and amortization Total depreciation and amortization expense for the three months ended June 30, 2026 was $16.2 million, an increase of $1.2 million from the three months ended June 30, 2025. The change was primarily due to additional depreciation for assets acquired related to the Citadel and DIS acquisitions.

Impairment of long-lived assets Long-lived asset impairment expense for the three months ended June 30, 2025 was $0.5 million and was related to the impairment of a lease. There was no impairment recognized during the three and six months ended June 30, 2026.

Acquisition and integration costs Acquisition and integration costs for the three months ended June 30, 2026 were $1.6 million, a decrease of $3.5 million from the three months ended June 30, 2025. The change was due to a reduction of acquisitions in 2026, and therefore a reduction in costs due to acquisition and integration activities as compared to 2025 and 2024.

Provision for legal settlement Provision for legal settlement expense for the three months ended June 30, 2026 was $2.8 million, an increase of $2.8 million from the three months ended June 30, 2025. The change was entirely related to the Impulse Litigation, as discussed further in Note 16. Commitments and Contingencies.

Interest (income) expense, net Total interest (income) expense, net was $(0.7) million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively. Interest (income) expense varied between the two periods due to interest received on our cash deposits.

Other income, net Total other income, net for the three months ended June 30, 2026 was $1.0 million, an increase of $0.9 million from the three months ended June 30, 2025. The change was primarily due to the net change in our foreign currency exchange gains (losses).

Income tax expense Our operations are subject to U.S. federal income tax at an entity level, as well as various state income and franchise taxes. In addition, our operations located in international jurisdictions are subject to local country income taxes. Income tax expense for the three months ended June 30, 2026 was $10.4 million, an increase of $3.5 million from the three months ended June 30, 2025. The change was primarily driven by the discrete items recorded during the three months ended June 30, 2026.

Net income Net income for the three months ended June 30, 2026 was $25.0 million, an increase of $9.7 million from the three months ended June 30, 2025, as a result of the factors discussed above.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenues Our NAM market revenue for the six months ended June 30, 2026 was $268.1 million, an increase of $27.7 million from the six months ended June 30, 2025, primarily driven by an increase in market share and incremental business operations due to the acquisition of Citadel in May of 2025. Our International and Offshore market revenue for the six months ended June 30, 2026 was $215.8 million, a decrease of $8.4 million from the six months ended June 30, 2025, primarily driven by a decrease in business operations from our Europe, Caspian, and Africa regions.

Cost of revenues, exclusive of depreciation and amortization Total cost of revenues for the six months ended June 30, 2026 was $315.8 million, a decrease of $0.7 million from the six months ended June 30, 2025. The change was primarily attributable to a decrease in salaries and wages costs.

Selling, general and administrative expenses Selling, general and administrative expense for the six months ended June 30, 2026 was $80.8 million, an increase of $19.6 million from the six months ended June 30, 2025. The change was primarily attributable to the recovery of $13.6 million of outstanding receivables from our former agent in Saudi Arabia during the six months ended June 30, 2025, which resulted in a reduction of bad debt expense during that period.

Gain on sale of assets, net Gain on sale of assets, net for the six months ended June 30, 2026 was $11.9 million, an increase of $11.6 million from the six months ended June 30, 2025. The change was driven by the sale of our rental tool assets and the sale of a building in Mineral Wells, TX, which resulted in a gain, offset by normal variations associated with the sale of property during the period.

Depreciation and amortization Total depreciation and amortization expense for the six months ended June 30, 2026 was $32.4 million, an increase of $2.5 million from the six months ended June 30, 2025. The change was primarily due to additional depreciation for assets acquired related to the Citadel and DIS acquisitions .

Impairment of long-lived assets Long-lived asset impairment expense for the six months ended June 30, 2025 was $3.4 million and was primarily related to (i) real estate in Mexico acquired as part of the Merger that was held for sale at June 30, 2025 and marketed at an amount that was lower than the net book value, which ultimately resulted in an impairment expense of $2.9 million and (ii) the impairment of a lease $0.5 million. There was no impairment recognized during the three and six months ended June 30, 2026.

Acquisition and integration costs Acquisition and integration costs for the six months ended June 30, 2026 were $3.2 million, a decrease of $6.2 million from the six months ended June 30, 2025. The change was due to a reduction of acquisitions in 2026, and therefore a reduction in costs due to acquisition and integration activities as compared to 2025 and 2024.

Provision for legal settlement Provision for legal settlement expense for the six months ended June 30, 2026 was $51.6 million, an increase of $51.6 million from the six months ended June 30, 2025. The change was entirely related to the Impulse Litigation, as discussed further in Note 16. Commitments and Contingencies.

Interest (income) expense, net Total interest (income) expense, net was $(1.0) million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively. Interest (income) expense varied between the two periods due to interest received on our cash deposits.

Other income, net Total other income, net for the six months ended June 30, 2026 was $0.8 million, an increase of $0.5 million from the six months ended June 30, 2025. The change was primarily due to the net change in our foreign currency exchange gains (losses).

Income tax expense Our operations are subject to U.S. federal income tax at an entity level, as well as various state income and franchise taxes. In addition, our operations located in international jurisdictions are subject to local country income taxes. Income tax expense for the six months ended June 30, 2026 was $5.5 million, a decrease of $8.0 million from the six months ended June 30, 2025. The change was primarily driven by the discrete items recorded during the six months ended June 30, 2026.

Net income Net income for the six months ended June 30, 2026 was $8.4 million, a decrease of $21.7 million from the six months ended June 30, 2025, primarily as a result of the provision for legal settlement related to the Impulse Litigation recorded for the six months ended June 30, 2026 in addition to the other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our existing cash, cash provided by operating activities, and borrowings under the Credit Agreement (as defined below). We have a share repurchase program in place and may repurchase shares from time to time based on management’s evaluation of market conditions, share price, and other factors. As of June 30, 2026, we had cash and restricted cash of $222.1 million and availability under the Credit Agreement of $156.5 million. Our total indebtedness, including finance lease obligations, was $25.1 million as of June 30, 2026.

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

We have certain obligations related to debt maturities, finance leases, and operating leases. As of June 30, 2026, we have $22.8 million of minimum non-cancelable lease obligations for the twelve months following June 30, 2026, comprised of $7.5 million of finance lease maturities and $15.4 million of operating lease obligations. We have an additional $68.1 million of minimum non-cancelable lease obligations for the periods after June 30, 2027, comprised of $23.9 million of finance lease maturities and $44.2 million of non-cancelable operating lease obligations. As of June 30, 2026, interest rates on our lease obligations range from 2.88% to 12.00%. In addition, all amounts borrowed, if any, under our Revolver (as defined below) become due and payable in 2030. There were no borrowings on the Credit Agreement as of June 30, 2026. For the three and six months ended June 30, 2025, the effective interest rate on the Revolver was approximately 5.63% and 6.94%, respectively. Refer to Note 10. Debt of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Net cash provided by operating activities	$56,868	$90,300	$(33,432)	(37)%
Net cash used in investing activities	(18,845)	(86,338)	67,493	(78)%
Net cash used in financing activities	(19,297)	(10,957)	(8,340)	76%
Effect of exchange rate changes on cash	(78)	2,498	(2,576)	(103)%
Net increase (decrease) in cash and restricted cash	$18,648	$(4,497)	23,145	(515)%

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

Operating Activities Net cash provided by operating activities for the six months ended June 30, 2026 was $56.9 million, a decrease of $33.4 million from the six months ended June 30, 2025. The change was primarily driven by the following:

•
a decrease in net income of $21.7 million;
•
changes in non-cash adjustments to net income from the comparative period, including an increase in (i) provision for legal settlement related to the Impulse Litigation of $51.6 million, (ii) gains on property, equipment disposals of $11.4 million, (iii) depreciation and amortization expense of $2.5 million, and (iv) stock-based compensation expense of $0.8 million, offset by a decrease in impairment of long-lived assets of $3.4 million; and
•
the movement in operating assets and liabilities, net of assets acquired as part of the acquisitions, with the change primarily driven by normal fluctuations in our working capital amounts.

Investing Activities Net cash used in investing activities for the six months ended June 30, 2026 was $18.8 million, a decrease of $67.5 million from the six months ended June 30, 2025. The change was primarily due to the cash used to fund the SCF and Citadel acquisitions, net of cash acquired of $80.6 million for the six months ended June 30, 2025 that was offset by the cash used to fund the DIS acquisition, net of cash acquired of $12.0 million for the six months ended June 30, 2026.

Financing Activities Net cash used in financing activities for the six months ended June 30, 2026 was $19.3 million, an increase of $8.3 million from the six months ended June 30, 2025. The change was primarily due to a decrease in Revolver borrowings, Revolver repayments, and term loan repayments of $3.6 million and an increase in our common stock repurchases of $4.8 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Credit Agreement

The Company, as the borrower, entered into the Third Amended and Restated Revolving Credit, Guaranty and Security Agreement, dated as of February 27, 2025, to provide for a revolving credit facility of up to $200.0 million (the “Revolver” or the “Credit Agreement”). The Credit Agreement, among other things, (a) extended the maturity of the agreement from June 10, 2026 to February 27, 2030, (b) increased the maximum revolving amount from $110.0 million to $200.0 million, which may, subject to certain conditions, be increased to $250 million, (c) eliminated the term loan commitment, and (d) provided for an applicable margin for interest on the loans to be based on availability, effective as of April 1, 2025. Refer to Note 10. Debt of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

Amounts borrowed under the Credit Agreement are subject to an interest rate per annum equal to, at the Company’s option, either (a) an alternate base rate determined as the highest of (i) the base commercial lending rate of PNC Bank, National Association, (ii) the overnight federal funds rate plus 0.5%, and (iii) Daily Simple SOFR (as defined in the Credit Agreement) plus 1% (such base rate to be subject to a 0% floor) or (b) the forward-looking term rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period two business days before such interest period divided by a number equal to 1.00 minus any SOFR reserve percentage (such term rate to be subject to a 0% floor), plus, in each case of clauses (a) and (b) above, an applicable margin based upon availability of the revolving credit line, of 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans. Interest is payable monthly for alternate base rate loans and at the end of the applicable interest period for term SOFR loans (or quarterly if the applicable interest period is longer than three months). The Credit Agreement provides for the issuance of letters of credit, limited to the lesser of total capacity or $10.0 million. As of June 30, 2026 and June 30, 2025, we had no letters of credit outstanding under the Credit Agreement.

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

As of June 30, 2026 and June 30, 2025, we had no borrowings outstanding and $29.0 million of borrowings outstanding under the Revolver, respectively.

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

The following table presents a reconciliation of the GAAP financial measure of net income (loss) and net income (loss) as a percentage of revenue to Adjusted EBITDA and Adjusted EBITDA Margin, respectively, for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net income	$25,031	$15,345	$9,686	63%	$8,360	$30,102	$(21,742)	(72)%
Interest (income) expense, net	(653)	551	(1,204)	(219)%	(1,041)	1,251	(2,292)	(183)%
Income tax expense	10,376	6,891	3,485	51%	5,453	13,498	(8,045)	(60)%
Depreciation and amortization	16,213	14,974	1,239	8%	32,435	29,919	2,516	8%
EBITDA	50,967	37,761	13,206	35%	45,207	74,770	(29,563)	(40)%
Other non-operating income, net (1)	(972)	(92)	(880)	957%	(822)	(306)	(516)	169%
Gain on sale of assets, net	(9,853)	(419)	(9,434)	2,252%	(11,873)	(271)	(11,602)	4,281%
Impairment of long-lived assets	—	503	(503)	*	—	3,427	(3,427)	*
Acquisition and integration costs (2)	1,613	5,131	(3,518)	(69)%	3,201	9,419	(6,218)	(66)%
Provision for legal settlement (3)	2,804	—	2,804	*	51,607	—	51,607	*
Legal defense costs (4)	—	—	—	*	2,430	—	2,430	*
Transaction costs (5)	47	—	47	*	1,174	—	1,174	*
Stock-based compensation	3,391	3,758	(367)	(10)%	6,358	5,525	833	15%
Adjusted EBITDA	$47,997	$46,642	1,355	3%	$97,282	$92,564	4,718	5%
Net income as a % of revenue	10%	7%			2%	6%
Adjusted EBITDA Margin	20%	21%			20%	20%

(1) Primarily represents foreign currency exchange gain/loss, gain/loss on lease terminations, and other non-operating items.

(2) For the three and six months ended June 30, 2026, acquisition and integration costs consisted of legal, accounting, advisory fees, move, severance, and other integration costs associated with the recent acquisition activities. For the three and six months ended June 30, 2025, acquisition and integration costs consisted of legal, accounting, advisory fees, move, severance, and other integration costs associated with the Merger, the acquisition of the remaining equity interest in Downhole Well Solutions, LLC ("DWS"), the acquisition of SCF, and the acquisition of Citadel. These acquisition and integration costs are one-time in nature and represent expenses that we do not view as normal operating expenses necessary to operate our business.

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

(5) Reflects transaction costs associated with the secondary offering.

* not meaningful

Adjusted EBITDA for the six months ended June 30, 2026 was $97.3 million, an increase of $4.7 million from the six months ended June 30, 2025.

Return on Capital Employed

We utilize Return on Capital Employed (“ROCE”) (a non-GAAP measure) to assess the effectiveness of our capital allocation over time and to compare our capital efficiency to our competitors, and for this reason we believe this measure will provide useful information to investors. We define ROCE as income from operations excluding acquisition and integration costs, litigation related expenses not reflective of our ongoing operating performance, and income tax expense (resulting in Adjusted Income from Operations, after tax) divided by average capital employed. Capital employed is defined as the combined values of debt and stockholders’ equity. In the first quarter of 2026, we revised our definition of ROCE and Adjusted Income from Operations, after tax to exclude litigation related expenses not reflective of our ongoing operating performance, which for the twelve months ended June 30, 2026 is reflective of the costs related to the Impulse Litigation. In particular, we believe that the exclusion of the aforementioned litigation related expenses eliminated in calculating Adjusted Income from Operations, after tax and ROCE provides useful measures for period-to-period comparisons of our business. We did not revise prior years’ Adjusted Income from Operations, after tax or ROCE because there were no other charges similar in nature to these costs.

The following table presents a reconciliation of the GAAP financial measure of income from operations to adjusted income from operations, after tax to ROCE for each of the periods indicated:

	Twelve Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Income from operations	$100,030	$58,239	$41,791	72%
Plus: Acquisition and integration costs	11,300	37,523	(26,223)	(70)%
Plus: Provision for legal settlement (1)	51,607	—	51,607	*
Plus: Legal defense costs (1)	2,430	—	2,430	*
Less: Income tax expense	(37,186)	(6,536)	(30,650)	469%
Adjusted Income from Operations, after tax	$128,181	$89,226	$38,955	44%
Beginning debt	40,718	24,752	15,966	65%
Beginning equity	995,553	352,497	643,056	182%
Ending debt	25,084	40,718	(15,634)	(38)%
Ending equity	1,058,499	995,553	62,946	6%
Average capital employed	$1,059,927	$706,760	$353,167	50%
ROCE	12%	13%

(1) As defined in our reconciliation of the GAAP financial measure of net income and net income as a percentage of revenue to Adjusted EBITDA and Adjusted EBITDA Margin above.

* not meaningful

ROCE for the twelve months ended June 30, 2026 was 12%, a decrease from the twelve months ended June 30, 2025.

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

The following table presents a reconciliation of the GAAP financial measure of net cash provided by operating activities to Free Cash Flow for each of the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Net cash provided by operating activities	$56,868	$90,300	$(33,432)	(37)%
Capital expenditures	(12,468)	(14,353)	1,885	(13)%
Free cash flow	$44,400	$75,947	$(31,547)	(42)%

Free Cash Flow for the six months ended June 30, 2026 was $44.4 million, a decrease of $31.5 million from the six months ended June 30, 2025.

BUSINESS SEGMENTS

We operate in one reportable segment as our chief operating decision maker (“CODM”) assesses performance and allocates resources based on financial information presented at a consolidated level.

CRITICAL ACCOUNTING ESTIMATES

As of June 30, 2026, there have been no significant changes to our critical accounting estimates since our Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended June 30, 2026. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 25, 2025, our Board of Directors approved a share repurchase program (the “Share Repurchase Program”) that authorizes repurchases of up to an aggregate of $100 million of shares of common stock of the Company with no specified expiration date. The remaining maximum dollar value of shares that may yet be purchased under the Share Repurchase Program is approximately $76.6 million as of June 30, 2026.

We may repurchase shares from time to time in open market transactions, privately negotiated transactions, pursuant to accelerated share repurchase programs or otherwise in accordance with applicable federal securities laws. The timing and amount of the repurchases will be determined by management based on its evaluation of market conditions, share price, and other factors.

	Three Months Ended June 30, 2026
	Total Number of Shares Purchased (1)	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
April 1 - 30, 2026	15,627	$24.79	—	$76.58
May 1 - 31, 2026	—	—	—	76.58
June 1 - 30, 2026	—	—	—	76.58
	15,627	$24.79	—

(1) Includes the following transaction during the three months ended June 30, 2026: the surrender of 15,627 shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees

(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs represents shares deemed surrendered to the Company to satisfy certain employee elections under our compensation and benefit programs. For the three months ended June 30, 2026, there were 15,627 shares withheld by the Company.

(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of June 30, 2026.

The Share Repurchase Program may be suspended or discontinued at any time.

During the period covered by this Quarterly Report, we did not sell any shares of common stock that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Innovex International, Inc.

Date: August 4, 2026	By:	/s/ Kendal Reed
Kendal Reed
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)