Form 10-Q
period 2026-09-30
Innovex International, Inc.
filed 2026-11-04
CIK 1042893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 29, 2026, the registrant had 70,107,908 shares of common stock, $0.01 par value per share, outstanding.

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

These statements are based on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are (i) risks related to our merger and acquisition activities, including the ultimate outcome and results of integrating operations; the effects of our merger and acquisition activities, including our future financial condition, results of operations, strategy and plans; potential adverse reactions or changes to business relationships resulting from the completion of mergers and acquisitions; expected benefits from mergers and acquisitions and our ability to realize those benefits; the significant costs required to integrate operations; whether mergers or acquisitions related litigation will occur and, if so, the results of any litigation, settlements, and investigations; (ii) operating hazards, natural disasters, weather-related delays, casualty losses, and other matters beyond our control; (iii) acts of terrorism, war or political or civil unrest in the United States or elsewhere; (iv) loss or corruption of our information or a cyberattack on our computer systems; (v) uncertainties pertaining to the lawsuit captioned Impulse Downhole Solutions Ltd., and Impulse Downhole Tools USA Ltd. v. Downhole Well Solutions, LLC, Civil Action No. 4:23-cv-02954 in the U.S. District Court for the Southern District of Texas (the "Impulse Litigation"); and (vi) other risks and uncertainties discussed under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”), “Part II, Item 1A Risk Factors” of any subsequent Quarterly Reports on Form 10-Q and in other filings made by us from time to time with the Securities and Exchange Commission (the "SEC"). Many of such factors are beyond our ability to control or predict. Any of the factors, or a combination of these factors, could materially affect our future results of operations and the ultimate accuracy of the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Every forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statement except as may be required by law.

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Innovex International, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and restricted cash	$188,763	$203,407
Trade receivables, net of allowance of $15,224 and $19,752 at September 30, 2026 and December 31, 2025, respectively	251,825	237,774
Contract assets	2,230	2,705
Inventories	299,736	248,433
Prepaid expenses and other current assets	72,450	35,728
Total current assets	815,004	728,047
Noncurrent assets
Property and equipment, net	168,194	158,874
Right-of-use assets – operating	50,177	52,204
Goodwill	138,780	99,720
Intangibles, net	149,592	116,230
Deferred tax asset, net	83,134	102,375
Other long-term assets	10,131	10,857
Total noncurrent assets	600,008	540,260
Total assets	$1,415,012	$1,268,307
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$82,336	$60,711
Accrued expenses	52,152	49,148
Operating lease liabilities	13,397	12,670
Contract liabilities	17,549	11,986
Current portion of long-term debt and finance lease obligations	5,873	6,709
Other current liabilities	12,824	6,940
Total current liabilities	184,131	148,164
Noncurrent liabilities
Long-term debt and finance lease obligations	18,273	18,922
Operating lease liabilities	37,528	40,986
Deferred income taxes	816	500
Legal settlement accrual	53,368	—
Other long-term liabilities	3,779	2,036
Total noncurrent liabilities	113,764	62,444
Total liabilities	$297,895	$210,608
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock: 10,000,000 shares authorized at $0.01 par value (none issued)	$—	$—
Common stock: $0.01 par value, 200,000,000 shares authorized at September 30, 2026 and December 31, 2025; 70,077,068 and 69,077,237 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	701	691
Additional paid-in capital	801,311	767,650
Accumulated other comprehensive income	9,308	4,084
Retained earnings	305,797	285,274
Total stockholders’ equity	$1,117,117	$1,057,699
Total liabilities and stockholders’ equity	$1,415,012	$1,268,307

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenues
Products	$190,361	$165,802	$520,635	$482,601
Services	31,288	31,810	94,134	97,653
Rental	43,405	42,388	134,212	124,395
Total revenues	265,054	240,000	748,981	704,649
Cost of revenues(a)
Products	133,067	127,432	381,051	361,882
Services	23,355	23,416	65,855	78,740
Rental	12,755	13,209	38,041	39,861
Total cost of revenues	169,177	164,057	484,947	480,483
Selling, general and administrative expenses	44,432	35,574	125,269	96,758
Gain on sale of assets, net	(89)	(40,918)	(11,962)	(41,189)
Depreciation and amortization	16,547	15,362	48,982	45,281
Impairment of long-lived assets	—	—	—	3,427
Acquisition and integration costs	900	3,641	4,101	13,060
Provision for legal settlement	1,761	—	53,368	—
Income from operations	32,326	62,284	44,276	106,829
Interest (income) expense, net	(192)	677	(1,233)	1,928
Other (income) expense, net	(2,253)	303	(3,075)	(3)
Bargain purchase loss	—	3,342	—	3,342
Income before income taxes	34,771	57,962	48,584	101,562
Income tax expense	8,485	18,734	13,938	32,232
Net income	26,286	39,228	34,646	69,330

Earnings per common share
Basic	$0.38	$0.57	$0.50	$1.00
Diluted	$0.37	$0.57	$0.50	$1.00

Weighted average common shares outstanding
Basic	69,956,631	68,814,125	69,233,744	69,014,146
Diluted	70,652,583	69,265,300	69,932,877	69,305,070

Other comprehensive income
Net income	$26,286	$39,228	$34,646	$69,330
Foreign currency translation adjustment	3,914	1,314	5,224	12,658
Comprehensive income	$30,200	$40,542	$39,870	$81,988

(a) Cost of revenues excludes depreciation and amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
(in thousands, except share amounts)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income/(Loss)	Stockholders’ Equity
For the three months ended September 30, 2025
Balance at June 30, 2025	68,779,153	$688	$760,306	$232,078	$2,481	$995,553
Stock-based compensation	—	—	3,244	—	—	3,244
Foreign currency translation adjustment	—	—	—	—	1,314	1,314
Net income	—	—	—	39,228	—	39,228
Equity award vestings	168,116	1	(2)	—	—	(1)
Repurchase and retirement of common stock	(22,867)	—	(384)	—	—	(384)
Balance at September 30, 2025	68,924,402	$689	$763,164	$271,306	$3,795	$1,038,954

For the three months ended September 30, 2026
Balance at June 30, 2026	68,875,856	$689	$772,905	$279,511	$5,394	$1,058,499
Stock-based compensation	—	—	3,372	—	—	3,372
Foreign currency translation adjustment	—	—	—	—	3,914	3,914
Net income	—	—	—	26,286	—	26,286
Issuance of common stock - TCO Acquisition	1,060,713	11	25,744			25,755
Equity award vestings	164,072	2	(2)	—	—	—
Shares withheld related to net settlement of equity awards	(23,573)	(1)	(708)	—	—	(709)
Balance at September 30, 2026	70,077,068	$701	$801,311	$305,797	$9,308	$1,117,117

	Common Stock		Additional		Accumulated Other	Total
(in thousands, except share amounts)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income/(Loss)	Stockholders’ Equity
For the nine months ended September 30, 2025
Balance at December 31, 2024	69,178,263	$692	$755,077	$211,250	$(8,863)	$958,156
Stock-based compensation	—	—	8,769	—	—	8,769
Foreign currency translation adjustment	—	—	—	—	12,658	12,658
Net income	—	—	—	69,330	—	69,330
Equity award vestings	410,152	3	(4)	—	—	(1)
Shares withheld related to net settlement of equity awards	(39,482)	—	(678)	—	—	(678)
Repurchase and retirement of common stock	(624,531)	(6)	—	(9,274)	—	(9,280)
Balance at September 30, 2025	68,924,402	$689	$763,164	$271,306	$3,795	$1,038,954

For the nine months ended September 30, 2026
Balance at December 31, 2025	69,077,237	$691	$767,650	$285,274	$4,084	$1,057,699
Stock-based compensation	—	—	9,731	—	—	9,731
Foreign currency translation adjustment	—	—	—	—	5,224	5,224
Net income	—	—	—	34,646	—	34,646
Issuance of common stock - TCO Acquisition	1,060,713	11	25,744			25,755
Equity award vestings	584,576	6	(6)	—	—	—
Shares withheld related to net settlement of equity awards	(70,458)	(1)	(1,808)	—	—	(1,809)
Repurchase and retirement of common stock	(575,000)	(6)	—	(14,123)	—	(14,129)
Balance at September 30, 2026	70,077,068	$701	$801,311	$305,797	$9,308	$1,117,117

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$34,646	$69,330
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	48,982	45,281
Deferred debt issuance cost amortization	218	244
Amortization of operating lease ROU asset	10,065	9,225
Impairment of long-lived assets	—	3,427
Bargain purchase loss	—	3,342
Provision for legal settlement	53,368	—
Stock-based compensation expense	9,731	8,769
Gain on sale of property, equipment and lease terminations	(12,345)	(41,337)
Deferred tax, net	20,811	31,317
Changes in operating assets and liabilities, net of amounts related to acquisitions:
Trade receivables, net	(9,847)	4,213
Inventories	(31,647)	20,463
Prepaid expenses and other current assets	(28,685)	2,690
Other long-term assets	1,549	(1,736)
Accounts payable	18,644	(7,586)
Accrued expenses and other current liabilities	(5,599)	(19,935)
Other operating assets and liabilities, net	(14,204)	10,967
Net cash provided by operating activities	95,687	138,674
Cash flows from investing activities
Payments on acquisitions, net of cash acquired	(75,388)	(81,169)
Capital expenditures	(18,897)	(26,205)
Proceeds from sale of property and equipment	6,007	98,591
Net cash used in investing activities	(88,278)	(8,783)
Cash flows from financing activities
Deferred debt issuance cost	—	(1,455)
Revolving credit facility borrowings	—	144,200
Revolving credit facility payments	—	(158,200)
Term loan payments	—	(11,429)
Payments on finance leases	(6,122)	(5,292)
Common stock repurchased and retired	(14,129)	(9,280)
Taxes paid related to net share settlement of equity awards	(1,808)	(678)
Net cash used in financing activities	(22,059)	(42,134)
Effect of exchange rate changes	6	2,339
Net change in cash and restricted cash	(14,644)	90,096
Cash and restricted cash beginning of period	203,407	73,278
Cash and restricted cash end of period	$188,763	$163,374
Supplemental cash flow information:
Cash paid for interest	$—	$1,023
Cash paid (received) for income taxes, net of refunds	1,138	8,714
Non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$98	$1,049
Operating lease assets obtained in exchange for lease obligations	9,105	10,917
Finance lease assets obtained in exchange for lease obligations	4,722	21,551
Stock issuance related to business acquisition	25,754	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Innovex International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. SUMMARY OF BUSINESS

Description of Business

Innovex International, Inc. (“Innovex”, the "Company”, or “we”) designs, manufactures, sells, and rents a broad suite of well-centric, engineered products to the global oil and natural gas industry. Our products are sold and rented to international oil companies, national oil companies, independent exploration and production companies, and multinational service companies. The products we provide have applications across the well lifecycle for both onshore and offshore oil and natural gas wells, including well construction, well completion, and well production and intervention applications. Our corporate office is located in Humble, Texas.

Recent Events

On March 18, 2024, Innovex Downhole Solutions, Inc., a Delaware corporation (“Legacy Innovex”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dril-Quip, Inc., a Delaware corporation (“Dril-Quip”), Ironman Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Dril-Quip, and DQ Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Dril-Quip. On September 6, 2024, the transactions contemplated in the Merger Agreement (the “Merger”) were consummated. Following the Merger, Legacy Innovex became a wholly owned subsidiary of Dril-Quip, and the name “Dril-Quip, Inc.” was changed to “Innovex International, Inc.” The Company’s stock remained listed on the New York Stock Exchange, and its symbol was changed to “INVX”. Except as otherwise indicated, references herein to “Dril-Quip” are to Dril-Quip, Inc. prior to the completion of the Merger. See our Annual Report on Form 10-K filed with the SEC on February 24, 2026 (the “Annual Report”) for further details.

The Merger was accounted for using the acquisition method of accounting with Legacy Innovex being identified as the accounting acquirer. During the three months ended September 30, 2025, we finalized the allocation of the purchase price for the Merger and recorded the measurement period adjustments to our preliminary estimates, which resulted in a bargain purchase loss of $3.3 million. The total measurement period adjustments for the final purchase price allocation resulted in a final gain on bargain purchase associated with the Merger of $82.5 million.

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

On February 25, 2026, Innovex and certain affiliates of Amberjack Capital Partners, L.P. (the “selling stockholders”) entered into an underwriting agreement with J.P. Morgan Securities LLC acting as book-running manager for the offering and as representative of the underwriters, relating to the offer and sale by the selling stockholders of 5,750,000 shares of Company Common Stock at a price to the public of $25.75 per share (the “February 2026 Secondary Offering”), pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-282178). The selling stockholders granted the underwriters the option to purchase, within 30 days from the date of the underwriting agreement, an additional 862,500 shares of Company Common Stock, which was exercised in full. The underwriting agreement also provided for the Company’s purchase from the underwriters and simultaneous retirement of 575,000 shares out of the 5,750,000 shares for an aggregate purchase price of approximately $14.1 million (the "Share Repurchase"). The February 2026 Secondary Offering and Share Repurchase were completed on February 27, 2026. The Company did not receive any proceeds from the February 2026 Secondary Offering.

On April 10, 2026, we acquired Drilling Innovative Solutions, LLC (“DIS”) for cash, resulting in DIS becoming a wholly owned subsidiary of Innovex. Refer to Note 3. Mergers and Acquisitions for further details.

On July 1, 2026, we acquired TCO Group AS, a Norwegian private limited liability company (“TCO Group”), resulting in TCO Group becoming a wholly owned subsidiary of Innovex. Refer to Note 3. Mergers and Acquisitions for further details.

On August 6, 2026, Innovex and certain affiliates of Amberjack Capital Partners, L.P. (the “selling stockholders”) entered into an underwriting agreement with Barclays Capital Inc., as underwriter, relating to the offer and sale by the selling stockholders of 5,000,000 shares of Company Common Stock at a price to the underwriter of $28.71 per share (the “August 2026 Secondary Offering”), pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-282178). The August 2026 Secondary Offering was completed on August 10, 2026. The Company did not receive any proceeds from the August 2026 Secondary Offering.

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

There are no significant segment expenses, other segment items, or asset information regularly provided to the CODM that are supplemental to the amounts disclosed in the condensed consolidated financial statements. Accordingly, segment expense information is the same as the corresponding consolidated amounts, and segment assets are equal to total assets as presented in the accompanying condensed consolidated balance sheets.

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

Expense Disaggregation Disclosures (Subtopic 220-40)—In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This ASU is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The ASU requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. The amendments in ASU 2024-03 are effective for the Company for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

NOTE 3. MERGERS AND ACQUISITIONS

Our acquisition of businesses consisted of the transactions described below during the nine months ended September 30, 2026 and the twelve months ended December 31, 2025. Acquisition and integration costs in our Condensed Consolidated Statements of Operations and Comprehensive Income represent expenditures directly associated with the closing and integration activities of the Merger and acquisitions completed, and include (i) legal, accounting, and advisory fees to complete the Merger and acquisitions and (ii) costs to integrate acquired businesses into our existing operations, including move, severance, and other integration costs (collectively, “acquisition and integration costs”).

SCF Machining Corporation

On February 7, 2025, we acquired SCF in exchange for $17.7 million in cash consideration. SCF is a Canadian-domiciled entity and parent company to SCF Machining Corporation Vietnam Company Limited, a Vietnam-based company that was established to grow our low-cost country supply chain by establishing an exclusive manufacturing vendor to provide Innovex with high-quality, low-price machined goods. The acquisition qualifies as a business combination and was accounted for using the acquisition method of accounting.

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

Citadel Casing Solutions

On May 30, 2025, we acquired Citadel for $69.7 million in cash consideration. We believe this acquisition enhances our product portfolio and allows us to leverage Citadel’s industrial platform. The acquisition qualifies as a business combination and is accounted for using the acquisition method of accounting. The purchase price includes $3.0 million that was retained by the Company for purposes of funding any post-closing expenses and liabilities identified after the close of the transaction, if necessary. As of September 30, 2026, we have disbursed the entirety of the retained $3.0 million based on post-closing expenses identified.

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

(in thousands)	Final Purchase Price Allocation
Cash and restricted cash	$3,408
Trade receivables	13,059
Inventories	10,880
Prepaid expenses and other current assets	483
Property and equipment	8,576
Right-of-use assets – operating	1,193
Other long-term assets	51
Intangibles	23,800
Total assets	61,450
Accounts payable	6,111
Accrued expenses	1,539
Operating lease liabilities - current	552
Other current liabilities	143
Current portion of long-term debt and finance lease obligations	762
Operating lease liabilities - noncurrent	641
Long-term debt and finance lease obligations	2,623
Total liabilities	12,371
Net assets acquired	49,079
Goodwill	20,584
Total purchase consideration	$69,663

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

Drilling Innovative Solutions

On April 10, 2026, we acquired DIS for total purchase consideration of $17.6 million, which includes $4 million (the "earnout") of contingent payment obligations payable upon achievement of defined performance metrics within two years of closing. The carrying value of the earnout approximates its fair value. The purchase consideration, except for the earnout, has been paid in cash. DIS manufactures and distributes unique patented products to the oil and gas industry, including float valves and plug cement retainers. We believe this acquisition enhances our product portfolio and allows us to deliver additional value to our global customer base. The acquisition qualifies as a business combination and is accounted for using the acquisition method of accounting. DIS is expected to achieve the full $4 million earnout. Therefore, we recognized the full earnout as a liability with $2.4 million recorded within Other current liabilities and $1.6 million recorded within Other long-term liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2026. The assets acquired and liabilities assumed in this acquisition were recorded based on preliminary estimates of their fair values as of the acquisition date. The estimated fair value of identifiable assets acquired (excluding goodwill) and liabilities assumed is $12.5 million, inclusive of $7.8 million of intangible assets. Goodwill was estimated at $5.1 million and represents the future economic benefits arising from other assets acquired that cannot be individually identified and separately recognized. Based on the current tax treatment, goodwill is expected to be deductible for income tax purposes over a 15-year period. Pro forma results of operations for this acquisition and the final purchase price allocation to the estimated fair value of identifiable assets acquired and liabilities by category have not been presented because the effects of the acquisition were not material to the Condensed Consolidated Financial Statements.

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

TCO Group AS

On July 1, 2026, we acquired TCO Group. TCO Group is engaged in the development, manufacturing, and supply of equipment, tools, and related services to the oil and gas industry. TCO Group’s product offering includes completion barrier plugs, tubing-conveyed perforating services, chemical injection systems and annulus pressure relief systems. These products are used in well completion and testing, perforation services, targeted downhole chemical delivery and automatic relief of trapped pressure between casing strings. The total purchase consideration of $90.8 million consisted of: (i) 1,060,713 shares of Company Common Stock, valued at $25.8 million at July 1, 2026; (ii) $61.9 million in cash, subject to certain adjustments; and (iii) $3.1 million of debt paid on behalf of the seller. The acquisition qualifies as a business combination and is accounted for using the acquisition method of accounting.

Preliminary Purchase Price Allocation

In accordance with ASC 805, identifiable assets acquired and liabilities assumed were recorded at their estimated fair values on the date of acquisition. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period. We expect to finalize these amounts as soon as possible but no later than one year from July 1, 2026, the closing date of the acquisition.

The table below presents the preliminary allocation to the estimated fair value of identifiable assets acquired and liabilities assumed and the resulting goodwill as of July 1, 2026. Goodwill represents the future economic benefits arising from other assets acquired that cannot be individually identified and separately recognized. Based on the current tax treatment, goodwill is expected to be deductible for income tax purposes over a 15-year period.

(in thousands)	Preliminary Purchase Price Allocation
Cash and restricted cash	$3,095
Trade receivables	3,834
Inventories	18,500
Prepaid expenses and other current assets	7,930
Property and equipment	762
Right-of-use assets – operating	3,227
Deferred tax asset, net	2,203
Intangibles	37,700
Total assets	77,251
Accounts payable	2,871
Accrued expenses	6,001
Operating lease liabilities - current	728
Contract liabilities	3,501
Other current liabilities	2,310
Operating lease liabilities - noncurrent	2,475
Long-term debt and finance lease obligations	246
Total liabilities	18,132
Net assets acquired	59,119
Goodwill	31,714
Total purchase consideration	$90,833

We incurred transaction costs of $0.5 million in connection with the acquisition. The costs were expensed as incurred and recognized in Acquisition and integration costs in our Condensed Consolidated Statements of Operations and Comprehensive Income.

The table below represents the detail of the intangible assets acquired and the respective amortization periods (amounts in thousands):

Intangible Type	Weighted Average Amortization Period	Value
Customer relationships	10.0 Years	$17,300
Technology, patents, and other	10.0 Years	20,400
Total intangibles acquired	10.0 Years	$37,700

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

Revenue and Earnings

For the period from July 1, 2026 to September 30, 2026, we have included $14.5 million of revenues contributed by the business acquired. Due to the integration of operations since July 1, 2026, the closing date of the acquisition, it was impracticable to present stand-alone earnings since the date of the acquisition.

Unaudited Supplemental Pro Forma Financial Information

The unaudited supplemental pro forma information presented below has been prepared for the combined company as if the TCO Group acquisition had occurred on January 1, 2025. The pro forma summary uses estimates and assumptions based on information available at the time. The Company believes the estimates and assumptions to be reasonable; however, the unaudited pro forma information is not necessarily indicative of what the combined company’s results would have been had the acquisition been completed as of the beginning of the periods as indicated, nor does it purport to project the Company’s future results. The unaudited pro forma information does not reflect any synergy savings that might have been achieved from combining the operations. Amounts are presented in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues	265,054	256,305	778,050	742,022
Net income	26,795	40,951	39,007	70,325

Pro forma information includes, among others, (i) incremental amortization resulting from the intangible assets acquired, (ii) accounting policy alignment, (iii) adjustments to reflect non-recurring acquisition related costs incurred directly in connection with the TCO Group acquisition as if it had occurred in the earliest period presented above, and (iv) the tax-related effects as though the TCO Group acquisition had occurred on January 1, 2025.

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

The following tables present our revenues disaggregated by category and by geography:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in thousands)	NAM	INTL & Offshore	Total	NAM	INTL & Offshore	Total
Product revenues	$98,557	$91,804	$190,361	$86,597	$79,205	$165,802
Service revenues	17,948	13,340	31,288	17,218	14,592	31,810
Rental revenues	29,159	14,246	43,405	28,114	14,274	42,388
Total revenues	$145,664	$119,390	$265,054	$131,929	$108,071	$240,000

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in thousands)	NAM	INTL & Offshore	Total	NAM	INTL & Offshore	Total
Product revenues	$274,344	$246,291	$520,635	$239,219	$243,382	$482,601
Service revenues	51,660	42,474	94,134	49,868	47,785	97,653
Rental revenues	87,800	46,412	134,212	83,326	41,069	124,395
Total revenues	$413,804	$335,177	$748,981	$372,413	$332,236	$704,649

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

The changes in allowance for credit losses during the nine months ended September 30, 2026 and 2025 were as follows:

	September 30,
(in thousands)	2026	2025
Balance at January 1	$19,752	$63,875
Provision for (recovery of) credit losses	2,322	(13,198)
Write-offs charged against allowance	(6,850)	(30,452)
Balance at September 30	$15,224	$20,225

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

Balances related to contracts with customers consisted of the following (in thousands):

Contract Assets

Contract assets at December 31, 2025	$2,705
Additions	1,141
Transfers to Trade receivables, net	(1,616)
Contract assets at September 30, 2026	$2,230

Contract liabilities

Contract liabilities at December 31, 2025	$11,986
Additions	10,693
Contract liabilities assumed in business combinations	3,501
Revenue recognized	(8,631)
Contract liabilities at September 30, 2026	$17,549

Obligations for returns and refunds were considered immaterial as of September 30, 2026.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations from our over time product lines was $52.8 million as of September 30, 2026. We expect to recognize revenue on 100% of the remaining performance obligations over the next twelve months.

We apply the practical expedient available under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which permits us not to disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 5. INVENTORY

A summary of inventories as of September 30, 2026 and December 31, 2025 is as follows:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials	$27,106	$23,252
Work in progress	24,157	20,224
Finished goods	248,473	204,957
Inventory, net	$299,736	$248,433

All amounts in the table above are reported net of obsolescence reserves of $122.8 million and $104.0 million as of September 30, 2026 and December 31, 2025, respectively.

NOTE 6. PROPERTY AND EQUIPMENT

A summary of property and equipment as of September 30, 2026 and December 31, 2025 is as follows:

(in thousands)	September 30, 2026	December 31, 2025
Land	$13,549	$13,409
Buildings, building improvements and leasehold improvements	47,324	50,168
Manufacturing machinery and equipment	72,856	70,579
Rental tools	98,270	73,032
Office equipment and computer software	3,030	3,122
Vehicles	14,356	14,595
Right-of-use leases – finance	37,501	36,341
Total Property and equipment	286,886	261,246
Less: Accumulated depreciation and amortization	(118,692)	(102,372)
Net Property and equipment	$168,194	$158,874

The amortization expense for the right-of-use finance lease assets was $2.2 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively, and $6.6 million and $5.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Depreciation expense related to property and equipment was $9.6 million and $9.2 million for the three months ended September 30, 2026 and 2025, respectively, and $28.9 million and $28.2 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 7. ASSETS HELD FOR SALE

In accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment (“ASC 360”), specifically ASC 360-10-45-9, we identified no assets held for sale in our Condensed Consolidated Balance Sheets at September 30, 2026.

In the first quarter of 2025, we identified a decrease in the market price of long-lived assets related to land and a building in Mexico classified as assets held for sale at March 31, 2025. We determined the carrying values were not recoverable and exceeded their fair values. We then measured the impairment losses by comparing the book values with current third-party quoted market prices, resulting in a total impairment of $2.9 million. The impairment loss recorded is presented as Impairment of long-lived assets in our Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2025.

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

A summary of intangible assets as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$147,188	$(35,852)	$111,336
Trade names	12,100	(2,896)	9,204
Technology, patents, and other	30,693	(1,641)	29,052
Total	$189,981	$(40,389)	$149,592

	December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$145,648	$(46,488)	$99,160
Trade names	11,700	(1,822)	9,878
Technology, patents, and other	8,100	(908)	7,192
Total	$165,448	$(49,218)	$116,230

The weighted average amortization period for identifiable intangible assets acquired as of September 30, 2026 is 8.9 years. Amortization expense on intangible assets was $4.7 million and $4.2 million for the three months ended September 30, 2026 and 2025, respectively, and $13.4 million and $11.7 million for the nine months ended September 30, 2026 and 2025, respectively. During the quarter ended September 30, 2026, certain fully amortized intangible assets of approximately $2.2 million were eliminated from gross intangible assets and accumulated amortization, with no corresponding impact to the income statement.

The following table presents the future amortization for intangible assets as of September 30, 2026:

Year	(in thousands)
Remainder of 2026	$4,668
2027	18,671
2028	18,671
2029	17,600
2030	15,680
Thereafter	74,302
Total	$149,592

Goodwill

The following table presents a roll-forward of goodwill for the periods ended September 30, 2026 and December 31, 2025:

(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2025	$170,224	$(70,504)	$99,720
Additions – DIS acquisition	5,116	—	5,116
Additions - TCO Group acquisition	31,714	—	31,714
Measurement period adjustment - Citadel	1,085	—	1,085
Foreign currency translation adjustment	1,145	—	1,145
Balance at September 30, 2026	$209,284	$(70,504)	$138,780

Impairment

We analyzed definite lived intangible assets for impairment as of September 30, 2026 and December 31, 2025, in accordance with ASC 360, noting no impairment indicators were present. We analyzed goodwill for impairment as of September 30, 2026 and December 31, 2025, in accordance with Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other (“ASC 350”), noting no impairment indicators were present. For our annual goodwill impairment test as of December 31, 2025, we performed a qualitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit was less than its carrying value as of the test date, for which we determined that it was not. We evaluated events and circumstances since the date of our last quantitative or qualitative assessment, including macroeconomic conditions, industry, and market conditions, and our overall financial performance, and it was determined that no changes in circumstances indicated that a potential impairment of goodwill had occurred. Therefore, no impairment charges were recorded related to goodwill for the three and nine months ended September 30, 2026. We will continue to evaluate our goodwill and definite lived assets for potential triggering events as conditions warrant.

NOTE 9. PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Prepaid expenses	$11,618	$6,810
Current deposits	16,718	6,025
Tax receivables	39,622	20,517
Other current assets	4,492	2,376
Total	$72,450	$35,728

NOTE 10. DEBT

Current and long-term debt obligations, inclusive of finance lease obligations, consisted of the following as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Current portion of long-term debt and finance lease obligations:
Finance lease obligations	5,873	6,709
Total current portion of long-term debt and finance lease obligations	5,873	6,709
Long-term debt and finance lease obligations:
Finance lease obligations	18,273	18,922
Total long-term portion of debt and finance lease obligations	18,273	18,922
Total debt and finance lease obligations	$24,146	$25,631

As of September 30, 2026 and December 31, 2025, we had no borrowings outstanding under the Revolving Credit Facility (as defined below).

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

We performed a debt modification analysis in accordance with Accounting Standards Codification Topic 470, Debt (“ASC 470”), and concluded that the elimination of the term loan represented a debt extinguishment. We recognized a loss in February 2025 due to the write-down of the remaining debt issuance costs pertaining to the term loan of $0.4 million. The debt issuance cost remaining attributable to the Revolving Credit Facility as of September 30, 2026 was $1.0 million and is classified as Other long-term assets in our Condensed Consolidated Balance Sheets at September 30, 2026. We were in compliance with our debt covenants at September 30, 2026 and December 31, 2025.

NOTE 11. ACCRUED EXPENSES

A summary of accrued expenses as of September 30, 2026 and December 31, 2025 is as follows:

(in thousands)	September 30, 2026	December 31, 2025
Payroll and other compensation expenses	$28,472	$28,555
Property, sales and other non-income related taxes	7,242	9,316
Accrued commission	1,992	1,153
Income taxes	3,630	669
Other accrued liabilities	10,816	9,455
Total	$52,152	$49,148

NOTE 12. INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2026 was 24.4% and 28.7%, respectively, compared to 32.3% and 31.7% for the same periods in 2025. The change in the effective tax rate between the periods was primarily due to the discrete items recorded in the respective periods along with the change in projected earnings mix by geography and tax jurisdiction, foreign withholding tax, and changes in non-deductible expenses.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We did not experience a material impact from the OBBBA for the nine months ended September 30, 2026 or the fiscal year ended December 31, 2025.

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

The following table summarizes the basic and diluted earnings per share calculations (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$26,286	$39,228	$34,646	$69,330
Denominator:
Basic weighted average number of shares outstanding	69,956,631	68,814,125	69,233,744	69,014,146
Dilutive effect of equity awards	695,952	451,175	699,133	290,924
Diluted weighted average number of shares	70,652,583	69,265,300	69,932,877	69,305,070
Income (loss) per share:
Basic	$0.38	$0.57	$0.50	$1.00
Diluted	$0.37	$0.57	$0.50	$1.00
Potentially dilutive shares excluded as anti-dilutive	28,791	6,490	31,091	12,715

NOTE 14. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

We account for equity-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). Equity instruments are measured at fair value on the grant date consistent with the terms of the award. Stock-based compensation expense recorded was $3.4 million and $3.2 million for the three months ended September 30, 2026 and 2025, respectively, and $9.7 million and $8.8 million for the nine months ended September 30, 2026 and 2025, respectively. The compensation expense is recorded in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income.

Share Repurchase Program

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

During the nine months ended September 30, 2026 and 2025, we repurchased 575,000 and 624,531 shares at an average price of $24.59 and $14.89, under the Share Repurchase Program for approximately $14.1 million and $9.3 million, respectively, and have retired such shares. During the three months ended September 30, 2026, the Company did not purchase any shares. As of September 30, 2026, we had remaining authorization to repurchase up to approximately $76.6 million of our shares.

NOTE 15. RELATED PARTY TRANSACTIONS

Related parties include Company directors, key management personnel, and their close family members having authority and responsibility for planning, directing, and monitoring the activities of the Company directly or indirectly. In the normal course of business from time to time, we receive services and products from, or sell products, services, and rentals to, related parties, in transactions that are either not material or approved in accordance with our Related Party Transaction Approval Policy.

The total of purchases from vendors that are related parties were de minimis for the three months ended September 30, 2026 and 2025, and $1.3 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.

There were no other significant related party transactions during the period nor any change in the nature of the transactions as described in Note 15 to the consolidated financial statements included in the Annual Report.

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

Loss contingencies are inherently unpredictable; the assessment is highly subjective and requires judgment about future events, and unfavorable developments or resolutions can occur. Based on management’s current understanding of the relevant facts and circumstances, a loss related to this matter is both probable and estimable. Accordingly, we recorded a loss contingency accrual of $53.4 million, which includes an additional estimated loss of $5.8 million recognized since the jury awarded monetary damages, classified within Legal settlement accrual in our Condensed Consolidated Balance Sheets. We strongly disagree with the verdict, intend to continue to vigorously challenge it, and expect to pursue post-trial motions and appeal any resulting judgment to the U.S. Court of Appeals for the Federal Circuit.

In addition to the matter described above, there are other pending legal proceedings involving Innovex, considered ordinary routine litigation incidental to the business. While it is not feasible to predict the outcome of such proceedings, in the opinion of Innovex as of September 30, 2026, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to our financial condition, results of operations or cash flows either individually or in the aggregate.

Legal Defense Accrual

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense accruals are as follows: the actual costs incurred by Innovex; the development of Innovex’s legal defense strategy and structure in light of the scope of its litigation; the cases being brought against Innovex; and the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of trial activities in the associated litigation. The legal defense accrual as of September 30, 2026 and December 31, 2025 was $2.7 million and $5.0 million, respectively, and represented our best estimate of the minimum amount of defense costs to be incurred in connection with our outstanding litigation; however, events such as additional trials and other events that could arise in the course of our litigation could affect the ultimate amount of legal defense costs to be incurred by Innovex. We will continue to monitor our legal defense costs and review the adequacy of the associated accrual and may decide to increase the accrual at any time in the future if, based upon the factors set forth, we believe it would be appropriate to do so.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations, financial condition, and liquidity position of Innovex for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with (i) the accompanying unaudited Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 of this Quarterly Report and (ii) the audited Consolidated Financial Statements and related notes for the year ended December 31, 2025 included in our Annual Report.

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

Innovex does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. References in this section to “Innovex,” the “Company,” “we,” “us,” and “our” are to Innovex International, Inc. (formerly known as Dril-Quip, Inc.) and its consolidated subsidiaries.

EXECUTIVE SUMMARY

Overview

Innovex designs, manufactures, sells, and rents mission-critical engineered products for the global oil and natural gas industry. Our strategy is to build a global leader in well-centric products and technologies through customer-linked innovation, organic growth, and disciplined acquisitions that deliver strong returns for our investors.

Our products support the full lifecycle of a well, including drilling, construction, completion, production, and intervention. Our products are typically used downhole and often consumable in nature. We believe our products deliver meaningful operational and economic value relative to their price, creating a distinctive “Big Impact, Small Ticket” value proposition.

Many of our products can be deployed across a significant portion of customers’ wells worldwide, while our most advanced technologies provide solutions for some of the world’s most challenging and complex wells. Innovex maintains and develops proprietary products that address evolving customer needs, supported by an active pipeline of potential new products at various stages of development.

Innovex is a global company with a revenue base across North America and international markets. For the nine months ended September 30, 2026, the U.S. and Canadian onshore market (“NAM”) represented approximately 55% of revenue, while the international and offshore market (“International and Offshore”) represented approximately 45%.

NAM remains a core market for Innovex and we maintain sales and distribution infrastructure throughout the region. Our products are broadly applicable across the NAM market, particularly in horizontal and unconventional wells, which have become prevalent methods of oil and natural gas development across the region.

Innovex is focused on increasing revenue from International and Offshore markets. These regions are typically supported by long-cycle investment horizons and tend to exhibit less cyclicality than the NAM market. The Middle East, particularly Saudi Arabia, has been a key source of growth for Innovex. We also operate across Asia, Latin America, Europe, and the Gulf of America, among other regions. We maintain a network of distribution, sales, and manufacturing partners within the International and Offshore markets.

Our organic growth is complemented by a disciplined and contrarian acquisition strategy. We view acquisitions as a core competency and have identified a rich opportunity set of potential targets that we believe are seeking to transact. We aim to pursue high-quality opportunities that meet our stringent investment criteria and align with our long-term growth strategy.

Innovex serves a broad range of customers, including International Oil Companies, National Oil Companies, exploration and production (“E&P”) companies and multinational and regional oilfield service companies.

Our business has produced strong returns on invested capital. Refer to “Non-GAAP Financial Measures” within this section for Return on Capital Employed, which is how we assess the effectiveness of our capital allocation over time. For the nine months ended September 30, 2026, our net income, income from operations and Adjusted EBITDA were equivalent to approximately 4.6%, 5.9%, and 20.4% of revenue, respectively. Over the same period, capital expenditures accounted for 2.5% of revenue, and we recognized approximately $44.3 million in income from operations. For the nine months ended September 30, 2025, our net income, income from operations and Adjusted EBITDA were equivalent to approximately 10.0%, 15.0%, and 19.0% of revenue, respectively. Over the same period, capital expenditures accounted for 4% of revenue, and we earned approximately $106.8 million in income from operations. During the nine months ended September 30, 2026, we established a legal contingency accrual due to the jury verdict in connection with the Impulse Litigation, which reduced net income and income from operations for the nine months ended September 30, 2026. We believe that our global sales and distribution network, as well as our manufacturing capacity and vendor network, position us well to drive revenue growth and margin expansion. Refer to “Non-GAAP Financial Measures” within this section for the definitions of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed, as well as a reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, and Return on Capital Employed to our most directly comparable financial measures calculated and presented in accordance with GAAP.

We believe we can create value for stockholders across the industry cycle. Our “through-cycle playbook” provides a framework for outperforming in a range of market environments. To protect the long-term health of the Company, we prioritize continued investment in R&D and sustaining engineering across our existing portfolio, regardless of market conditions. We also seek to maintain a conservative balance sheet to preserve operational and financial flexibility through the industry cycle.

Recent Developments

On April 10, 2026, we acquired Drilling Innovative Solutions, LLC (“DIS”) for a total purchase consideration of $17.6 million, which includes $4 million of earnout obligations subject to the achievement of defined performance metrics within two years of closing, resulting in DIS becoming a wholly owned subsidiary of Innovex. DIS manufactures and distributes unique patented products to the oil and gas industry, including float valves and plug cement retainers, with a proven track record of helping operators realize significant savings through innovative solutions. Through integrating DIS’ product offering and expertise into our broader platform, we expect to enhance our portfolio of “Big Impact, Small Ticket” products, allowing us to deliver additional value to our global customer base.

On July 1, 2026, we acquired TCO Group AS, a Norwegian private limited liability company (“TCO Group”), for a total purchase consideration of $90.8 million, resulting in TCO Group becoming a wholly owned subsidiary of Innovex. TCO Group is engaged in the development, manufacturing, and supply of equipment, tools, and related services to the oil and gas industry. TCO Group’s product offering includes completion barrier plugs, tubing-conveyed perforating services, chemical injection systems and annulus pressure relief systems. These products are used in well completion and testing, perforation services, targeted downhole chemical delivery and automatic relief of trapped pressure between casing strings. Through integrating TCO Group's product offering and expertise, we expect to enhance our portfolio of "Big Impact, Small Ticket" products, allowing us to deliver additional value to our global customer base and accelerate TCO Group's technologies across new customers, applications, and geographies.

Refer to Note 3. Mergers and Acquisitions of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for information with respect to the Company's recent acquisitions.

Market Factors and Trends

Our business is driven by the number of oil and natural gas wells drilled worldwide, which is closely tied to global exploration and production spending. As of October 15, 2026, Rystad Energy expects global upstream energy spending, excluding Iran, Venezuela, Cuba, Russia, and China, to decline modestly by approximately 1% in 2026 before increasing by approximately 6% in 2027 and a further approximately 1% in 2028. Approximately 33,000 wells were drilled in 2025, and that number is expected to remain relatively stable at approximately 33,000 wells annually through 2028. The pace of development activity is driven by expected well profitability and returns, which, in turn, are influenced by several factors, including current global oil and natural gas supply and demand balances, current and expected future prices for oil and natural gas and the perceived stability and sustainability of these commodity prices over time.

The oil and natural gas industry has historically been characterized by volatility in commodity prices and in the level of drilling and production activity, which are driven by a variety of market forces, including geopolitical instability (including, most recently, the conflicts within the Middle East), climate-related initiatives, tariffs, and OPEC+ actions, among others. We expect that the growing energy demands of data centers, driven by the prevalence of Artificial Intelligence, will continue to contribute to the consumption of natural gas for power generation. The global demand for oil and natural gas has consistently increased historically, and we believe that multiple years of underinvestment in oil and natural gas development have left the industry with limited spare production capacity. Additionally, public E&P operators have adopted a more conservative approach to capital spending in response to stockholders’ desire for increased return of capital. We believe that over the longer term, heightened geopolitical risk may contribute to higher mid-cycle oil prices necessary to incentivize incremental global supply. As a result, we see continued upstream investment as necessary to sustain production growth and meet rising global demand.

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

RESULTS OF OPERATIONS

The following table presents summary consolidated operating results for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues	$265,054	$240,000	$25,054	10%	$748,981	$704,649	$44,332	6%
Cost of revenues(a)	169,177	164,057	5,120	3%	484,947	480,483	4,464	1%
Selling, general and administrative expenses	44,432	35,574	8,858	25%	125,269	96,758	28,511	29%
Gain on sale of assets, net	(89)	(40,918)	40,829	(100)%	(11,962)	(41,189)	29,227	(71)%
Depreciation and amortization	16,547	15,362	1,185	8%	48,982	45,281	3,701	8%
Impairment of long-lived assets	—	—	—	*	—	3,427	(3,427)	*
Acquisition and integration costs	900	3,641	(2,741)	(75)%	4,101	13,060	(8,959)	(69)%
Provision for legal settlement	1,761	—	1,761	*	53,368	—	53,368	*
Total costs and expenses	$232,728	$177,716	$55,012	31%	$704,705	$597,820	$106,885	18%
Income from operations	32,326	62,284	(29,958)	(48)%	44,276	106,829	(62,553)	(59)%
Interest (income) expense, net	(192)	677	(869)	(128)%	(1,233)	1,928	(3,161)	(164)%
Other (income) expense, net	(2,253)	303	(2,556)	(844)%	(3,075)	(3)	(3,072)	102,400%
Bargain purchase loss	—	3,342	(3,342)	*	—	3,342	(3,342)	*
Income before income taxes	34,771	57,962	(23,191)	(40)%	48,584	101,562	(52,978)	(52)%
Income tax expense	8,485	18,734	(10,249)	(55)%	13,938	32,232	(18,294)	(57)%
Net income	$26,286	$39,228	$(12,942)	(33)%	$34,646	$69,330	$(34,684)	(50)%

(a) Cost of revenues excludes depreciation and amortization.

* not meaningful

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenues Our NAM market revenue for the three months ended September 30, 2026 was $145.7 million, an increase of $13.7 million from the three months ended September 30, 2025, primarily driven by an increase in drilling activity in North America due to an increase in the North American onshore rig count during the comparative period. Our International and Offshore market revenue for the three months ended September 30, 2026 was $119.4 million, an increase of $11.3 million from the three months ended September 30, 2025, primarily driven by an increase in business operations from the TCO Group acquisition in July of 2026.

Cost of revenues, exclusive of depreciation and amortization Total cost of revenues for the three months ended September 30, 2026 was $169.2 million, an increase of $5.1 million from the three months ended September 30, 2025. The increase in cost of revenues was primarily attributable to an increase in sales activity due to the TCO Group acquisition in July 2026.

Selling, general and administrative expenses Selling, general and administrative expense for the three months ended September 30, 2026 was $44.4 million, an increase of $8.9 million from the three months ended September 30, 2025. The change was primarily attributable to an increase of $6.7 million related to benefits, commissions, and other selling, general, and administrative expenses partly due to the TCO Group acquisition.

Gain on sale of assets, net Gain on sale of assets, net for the three months ended September 30, 2026 was $0.1 million, a decrease of $40.8 million from the three months ended September 30, 2025. The change was driven by the sale of our Eldridge facility assets during the three months ended September 30, 2025, which resulted in a gain, offset by normal variations associated with the sale of property and equipment during the three months ended September 30, 2026.

Depreciation and amortization Total depreciation and amortization expense for the three months ended September 30, 2026 was $16.5 million, an increase of $1.1 million from the three months ended September 30, 2025. The change was primarily due to additional depreciation for assets acquired related to the DIS and TCO Group acquisitions.

Acquisition and integration costs Acquisition and integration costs for the three months ended September 30, 2026 were $0.9 million, a decrease of $2.7 million from the three months ended September 30, 2025. The change was due to a reduction of acquisition and integration activities in 2026, partly due to the integration costs incurred in 2025 attributable to the merger with Dril-Quip, Inc. (the "Merger") that did not reoccur in 2026.

Provision for legal settlement Provision for legal settlement expense for the three months ended September 30, 2026 was $1.8 million, an increase of $1.8 million from the three months ended September 30, 2025. The change was entirely related to the Impulse Litigation, as discussed further in Note 16. Commitments and Contingencies.

Interest (income) expense, net Total interest (income) expense, net was $(0.2) million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively. Interest (income) expense varied between the two periods due to interest received on our cash deposits.

Other income, net Total other income, net for the three months ended September 30, 2026 was $2.3 million, an increase of $2.6 million from the three months ended September 30, 2025. The change was primarily due to the net change in our foreign currency exchange gains (losses) and other miscellaneous expenses.

Bargain purchase loss There was no bargain purchase loss for the three months ended September 30, 2026 as compared to $3.3 million for the three months ended September 30, 2025. The change was due to a measurement period adjustment identified during the three months ended September 30, 2025 that was related to the Merger that occurred during September 2024.

Income tax expense Our operations are subject to U.S. federal income tax at an entity level, as well as various state income and franchise taxes. In addition, our operations located in international jurisdictions are subject to local country income taxes. Income tax expense for the three months ended September 30, 2026 was $8.5 million, a decrease of $10.2 million from the three months ended September 30, 2025. The change was primarily driven by the discrete items recorded during the three months ended September 30, 2026.

Net income Net income for the three months ended September 30, 2026 was $26.3 million, a decrease of $12.9 million from the three months ended September 30, 2025, as a result of the factors discussed above.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenues Our NAM market revenue for the nine months ended September 30, 2026 was $413.8 million, an increase of $41.4 million from the nine months ended September 30, 2025, primarily driven by an increase in market share and incremental business operations due to the acquisition of Citadel in May of 2025 and an increase in drilling activity in North America due to an increase in the North American onshore rig count during the comparative period. Our International and Offshore market revenue for the nine months ended September 30, 2026 was $335.2 million, an increase of $2.9 million from the nine months ended September 30, 2025, primarily driven by an increase in revenues generated through the acquisition of TCO Group in July of 2026 partially offset by a decrease in business operations from our Europe, Caspian, and Africa regions.

Cost of revenues, exclusive of depreciation and amortization Total cost of revenues for the nine months ended September 30, 2026 was $484.9 million, an increase of $4.5 million from the nine months ended September 30, 2025. The change was primarily attributable to an increase in sales activity due to the TCO Group acquisition in July 2026.

Selling, general and administrative expenses Selling, general and administrative expense for the nine months ended September 30, 2026 was $125.3 million, an increase of $28.5 million from the nine months ended September 30, 2025. The change was primarily attributable to an increase in bad debt expense of $13.6 million from the prior period driven by the recovery of outstanding receivables from our former agent in Saudi Arabia during the nine months ended September 30, 2025. The change was also due to an increase of $11.2 million related to benefits, commissions, IT, and professional services costs due to an increase in business activity attributable to the recent acquisitions.

Gain on sale of assets, net Gain on sale of assets, net for the nine months ended September 30, 2026 was $12.0 million, a decrease of $29.2 million from the nine months ended September 30, 2025. The change was driven by the sale of our Subsea Tree product line in June 2025 and the Eldridge facility assets in September 2025, both of which resulted in a gain.

Depreciation and amortization Total depreciation and amortization expense for the nine months ended September 30, 2026 was $49.0 million, an increase of $3.7 million from the nine months ended September 30, 2025. The change was primarily due to additional depreciation for assets acquired related to the Citadel, DIS, and TCO Group acquisitions.

Impairment of long-lived assets Long-lived asset impairment expense for the nine months ended September 30, 2025 was $3.4 million and was primarily related to (i) real estate in Mexico acquired as part of the Merger that was held for sale at March 31, 2025 and marketed at an amount that was lower than the net book value, which ultimately resulted in an impairment expense of $2.9 million and (ii) the impairment of a lease $0.5 million. There was no impairment recognized during the three and nine months ended September 30, 2026.

Acquisition and integration costs Acquisition and integration costs for the nine months ended September 30, 2026 were $4.1 million, a decrease of $9.0 million from the nine months ended September 30, 2025. The change was due to a reduction of acquisition and integration activities in 2026, partly due to the integration costs incurred in 2025 attributable to the Merger that did not reoccur in 2026.

Provision for legal settlement Provision for legal settlement expense for the nine months ended September 30, 2026 was $53.4 million, an increase of $53.4 million from the nine months ended September 30, 2025. The change was entirely related to the Impulse Litigation, as discussed further in Note 16. Commitments and Contingencies.

Interest (income) expense, net Total interest (income) expense, net was $(1.2) million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively. Interest (income) expense varied between the two periods due to interest received on our cash deposits.

Other income, net Total other income, net for the nine months ended September 30, 2026 was $3.1 million, an increase of $3.1 million from the nine months ended September 30, 2025. The change was primarily due to the net change in our foreign currency exchange gains (losses) and other miscellaneous expenses.

Bargain purchase loss There was no bargain purchase loss for the nine months ended September 30, 2026 as compared to $3.3 million for the nine months ended September 30, 2025. The change was due to a measurement period adjustment identified during the nine months ended September 30, 2025 that was related to the Merger that occurred during September 2024.

Income tax expense Our operations are subject to U.S. federal income tax at an entity level, as well as various state income and franchise taxes. In addition, our operations located in international jurisdictions are subject to local country income taxes. Income tax expense for the nine months ended September 30, 2026 was $13.9 million, a decrease of $18.3 million from the nine months ended September 30, 2025. The change was primarily driven by the discrete items recorded during the nine months ended September 30, 2026.

Net income Net income for the nine months ended September 30, 2026 was $34.6 million, a decrease of $34.7 million from the nine months ended September 30, 2025, primarily as a result of the provision for legal settlement related to the Impulse Litigation recorded for the nine months ended September 30, 2026 in addition to the other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our existing cash, cash provided by operating activities, and borrowings under the Credit Agreement (as defined below). We have a share repurchase program in place and may repurchase shares from time to time based on management’s evaluation of market conditions, share price, and other factors. As of September 30, 2026, we had cash and restricted cash of $188.8 million and availability under the Credit Agreement of $165.2 million. Our total indebtedness, including finance lease obligations, was $24.1 million as of September 30, 2026.

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

We have certain obligations related to debt maturities, finance leases, and operating leases. As of September 30, 2026, we have $23.4 million of minimum non-cancelable lease obligations for the twelve months following September 30, 2026, comprised of $7.3 million of finance lease maturities and $16.1 million of operating lease obligations. We have an additional $67.5 million of minimum non-cancelable lease obligations for the periods after September 30, 2027, comprised of $22.8 million of finance lease maturities and $44.7 million of non-cancelable operating lease obligations. As of September 30, 2026, interest rates on our lease obligations range from 2.88% to 12.00%. In addition, all amounts borrowed, if any, under our Revolver (as defined below) become due and payable in 2030. There were no borrowings on the Credit Agreement as of September 30, 2026. For the nine months ended September 30, 2025, the effective interest rate on the Revolver was approximately 8.92%. Refer to Note 10. Debt of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

In addition, we have accrued $53.4 million related to the Impulse Litigation; while we do not expect to pay any amount before the conclusion of post-trial motions and appeal, we may be required to post a bond or other security if required by the court. We also expect to pay up to $4 million of contingent consideration related to the DIS acquisition through 2028.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Net cash provided by operating activities	$95,687	$138,674	$(42,987)	(31)%
Net cash used in investing activities	(88,278)	(8,783)	(79,495)	905%
Net cash used in financing activities	(22,059)	(42,134)	20,075	(48)%
Effect of exchange rate changes on cash	6	2,339	(2,333)	(100)%
Net increase (decrease) in cash and restricted cash	$(14,644)	$90,096	(104,740)	(116)%

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

Operating Activities Net cash provided by operating activities for the nine months ended September 30, 2026 was $95.7 million, a decrease of $43.0 million from the nine months ended September 30, 2025. The change was primarily driven by the following:

•
a decrease in net income of $34.7 million;
•
changes in non-cash adjustments to net income from the comparative period, including an increase in (i) provision for legal settlement related to the Impulse Litigation of $53.4 million, (ii) depreciation and amortization expense of $3.7 million, and (iii) stock-based compensation expense of $0.9 million, offset by a decrease in (i) impairment of long-lived assets of $3.4 million, (ii) gains on property and equipment disposals of $28.9 million, (iii) bargain purchase loss of $3.4 million, and (iv) deferred tax, net of $10.5 million; and
•
the movement in operating assets and liabilities, net of assets acquired as part of the acquisitions, with the change primarily driven by normal fluctuations in our working capital amounts.

Investing Activities Net cash used in investing activities for the nine months ended September 30, 2026 was $88.3 million, an increase of $79.5 million from the nine months ended September 30, 2025. The change was primarily due to the cash received for the sale of the Eldridge facility during the nine months ended September 30, 2025 offset by cash used to fund acquisitions during both comparative periods.

Financing Activities Net cash used in financing activities for the nine months ended September 30, 2026 was $22.1 million, a decrease of $20.1 million from the nine months ended September 30, 2025. The change was primarily due to a decrease in Revolver borrowings, Revolver repayments, and term loan repayments of $25.4 million and an increase in our common stock repurchases of $4.8 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

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

Amounts borrowed under the Credit Agreement are subject to an interest rate per annum equal to, at the Company’s option, either (a) an alternate base rate determined as the highest of (i) the base commercial lending rate of PNC Bank, National Association, (ii) the overnight federal funds rate plus 0.5%, and (iii) Daily Simple SOFR (as defined in the Credit Agreement) plus 1% (such base rate to be subject to a 0% floor) or (b) the forward-looking term rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period two business days before such interest period divided by a number equal to 1.00 minus any SOFR reserve percentage (such term rate to be subject to a 0% floor), plus, in each case of clauses (a) and (b) above, an applicable margin based upon availability of the revolving credit line, of 0.50% to 1.00% for swing loans and alternate base rate revolving loans and 1.50% to 2.00% for term SOFR revolving loans. Interest is payable monthly for alternate base rate loans and at the end of the applicable interest period for term SOFR loans (or quarterly if the applicable interest period is longer than three months). The Credit Agreement provides for the issuance of letters of credit, limited to the lesser of total capacity or $10.0 million. As of September 30, 2026 and September 30, 2025, we had no letters of credit outstanding under the Credit Agreement.

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

As of September 30, 2026 and September 30, 2025, we had no borrowings outstanding under the Revolver.

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

The following table presents a reconciliation of the GAAP financial measure of net income (loss) and net income (loss) as a percentage of revenue to Adjusted EBITDA and Adjusted EBITDA Margin, respectively, for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net income	$26,286	$39,228	$(12,942)	(33)%	$34,646	$69,330	$(34,684)	(50)%
Interest (income) expense, net	(192)	677	(869)	(128)%	(1,233)	1,928	(3,161)	(164)%
Income tax expense	8,485	18,734	(10,249)	(55)%	13,938	32,232	(18,294)	(57)%
Depreciation and amortization	16,547	15,362	1,185	8%	48,982	45,281	3,701	8%
EBITDA	51,126	74,001	(22,875)	(31)%	96,333	148,771	(52,438)	(35)%
Other non-operating (income) expense, net (1)	(2,253)	303	(2,556)	(844)%	(3,075)	(3)	(3,072)	102,400%
Gain on sale of assets, net	(89)	(40,918)	40,829	(100)%	(11,962)	(41,189)	29,227	(71)%
Impairment of long-lived assets	—	—	—	*	—	3,427	(3,427)	*
Acquisition and integration costs (2)	900	3,641	(2,741)	(75)%	4,101	13,060	(8,959)	(69)%
Bargain purchase loss	—	3,342	(3,342)	*	—	3,342	(3,342)	*
Provision for legal settlement (3)	1,761	—	1,761	*	53,368	—	53,368	*
Legal defense costs (4)	28	—	28	*	2,458	—	2,458	*
Transaction costs (5)	555	—	555	*	1,729	—	1,729	*
Stock-based compensation	3,372	3,244	128	4%	9,731	8,769	962	11%
Adjusted EBITDA	$55,400	$43,613	11,787	27%	$152,683	$136,177	16,506	12%
Net income as a % of revenue	10%	16%			5%	10%
Adjusted EBITDA Margin	21%	18%			20%	19%

(1) Primarily represents foreign currency exchange gain/loss, gain/loss on lease terminations, and other non-operating items.

(2) For the three and nine months ended September 30, 2026, acquisition and integration costs consisted of legal, accounting, advisory fees, move, severance, and other integration costs associated with the recent acquisition activities. For the three and nine months ended September 30, 2025, acquisition and integration costs consisted of legal, accounting, advisory fees, move, severance, and other integration costs associated with the Merger, the acquisition of the remaining equity interest in Downhole Well Solutions, LLC ("DWS"), the acquisition of SCF, and the acquisition of Citadel. These acquisition and integration costs are one-time in nature and represent expenses that we do not view as normal operating expenses necessary to operate our business.

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

(5) Reflects transaction costs associated with the secondary offerings.

* not meaningful

Adjusted EBITDA for the nine months ended September 30, 2026 was $152.7 million, an increase of $16.5 million from the nine months ended September 30, 2025.

Return on Capital Employed

We utilize Return on Capital Employed (“ROCE”) (a non-GAAP measure) to assess the effectiveness of our capital allocation over time and to compare our capital efficiency to our competitors, and for this reason we believe this measure will provide useful information to investors. We define ROCE as income from operations excluding acquisition and integration costs, litigation related expenses not reflective of our ongoing operating performance, and income tax expense (resulting in Adjusted Income from Operations, after tax) divided by average capital employed. Capital employed is defined as the combined values of debt and stockholders’ equity. In the first quarter of 2026, we revised our definition of ROCE and Adjusted Income from Operations, after tax to exclude litigation related expenses not reflective of our ongoing operating performance, which for the twelve months ended September 30, 2026 is reflective of the costs related to the Impulse Litigation. In particular, we believe that the exclusion of the aforementioned litigation related expenses eliminated in calculating Adjusted Income from Operations, after tax and ROCE provides useful measures for period-to-period comparisons of our business. We did not revise prior years’ Adjusted Income from Operations, after tax or ROCE because there were no other charges similar in nature to these costs.

The following table presents a reconciliation of the GAAP financial measure of income from operations to adjusted income from operations, after tax to ROCE for each of the periods indicated:

	Twelve Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Income from operations	$70,072	$133,741	$(63,669)	(48)%
Plus: Acquisition and integration costs	8,559	20,868	(12,309)	(59)%
Plus: Provision for legal settlement (1)	53,368	—	53,368	*
Plus: Legal defense costs (1)	2,458	—	2,458	*
Less: Income tax expense	(26,937)	(27,857)	920	(3)%
Adjusted Income from Operations, after tax	$107,520	$126,752	$(19,232)	(15)%
Beginning debt	26,406	23,046	3,360	15%
Beginning equity	1,038,954	904,351	134,603	15%
Ending debt	24,146	26,406	(2,260)	(9)%
Ending equity (2)	1,117,117	1,038,954	78,163	8%
Average capital employed	$1,103,312	$996,379	$106,933	11%
ROCE	10%	13%

(1) As defined in our reconciliation of the GAAP financial measure of net income and net income as a percentage of revenue to Adjusted EBITDA and Adjusted EBITDA Margin above.

(2) Ending equity includes the equity issuance to acquire TCO Group and Adjusted Income from Operations, after tax only includes three months of activity from TCO Group, due to the acquisition occurring on July 1, 2026.

* not meaningful

ROCE for the twelve months ended September 30, 2026 was 10%, a decrease from the twelve months ended September 30, 2025.

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

The following table presents a reconciliation of the GAAP financial measure of net cash provided by operating activities to Free Cash Flow for each of the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Net cash provided by operating activities	$95,687	$138,674	$(42,987)	(31)%
Capital expenditures	(18,897)	(26,205)	7,308	(28)%
Free cash flow	$76,790	$112,469	$(35,679)	(32)%

Free Cash Flow for the nine months ended September 30, 2026 was $76.8 million, a decrease of $35.7 million from the nine months ended September 30, 2025.

BUSINESS SEGMENTS

We operate in one reportable segment as our chief operating decision maker (“CODM”) assesses performance and allocates resources based on financial information presented at a consolidated level.

CRITICAL ACCOUNTING ESTIMATES

As of September 30, 2026, there have been no significant changes to our critical accounting estimates since our Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended September 30, 2026. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None, except as reported in our Current Report on Form 8-K filed with the SEC on June 15, 2026, as amended by Amendment No. 1 on Form 8-K/A filed on July 1, 2026.

Issuer Purchases of Equity Securities

On February 25, 2025, our Board of Directors approved a share repurchase program (the “Share Repurchase Program”) that authorizes repurchases of up to an aggregate of $100 million of shares of common stock of the Company with no specified expiration date. The remaining maximum dollar value of shares that may yet be purchased under the Share Repurchase Program is approximately $76.6 million as of September 30, 2026.

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

	Three Months Ended September 30, 2026
	Total Number of Shares Purchased (1)	Average Price paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased (in millions) Under the Plans or Programs (3)
July 1 - 31, 2026	—	$—	—	$76.58
August 1 - 31, 2026	—	—	—	76.58
September 1 - 30, 2026	23,561	30.07	—	76.58
	23,561	$30.07	—

(1) Includes the following transaction during the three months ended September 30, 2026: the surrender of 23,561 shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs represents shares deemed surrendered to the Company to satisfy certain employee elections under our compensation and benefit programs. For the three months ended September 30, 2026, there were 23,561 shares withheld by the Company.

(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

On August 13, 2026, Adam Anderson, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 160,000 shares of Company Common Stock until January 31, 2028.

On August 13, 2026, Kendal Reed, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 33,320 shares of Company Common Stock until July 31, 2027.

On August 17, 2026, Mark Reddout, our President of North American Operations, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 32,771 shares of Company Common Stock until July 31, 2027.

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

Innovex International, Inc.

Date: November 4, 2026	By:	/s/ Kendal Reed
Kendal Reed
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)